Form 10-Q
period 1999-06-30
PACIFIC CONTINENTAL CORP
filed 1999-08-05
CIK 1084717

     As Filed with the Securities & Exchange Commission on August  , 1999


                       SECURITIES & EXCHANGE COMMISSION

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
________________


                       SEC File Number:    0-30106
                                       ---------------



                        PACIFIC CONTINENTAL CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)


           OREGON                                               93-1269184
------------------------------                            ----------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)


                              111 West 7th Avenue
                             Eugene, Oregon  97401
              (address of Principal Executive Offices) (Zip Code)

                                (541) 686-8685
             (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  [X] Yes    [ ] No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $1.00 par  value, outstanding as of July 31, 1999:    4,831,140
                                                                 ---------------

                        PACIFIC CONTINENTAL CORPORATION
                                   FORM 10-Q
                               QUARTERLY REPORT
                               TABLE OF CONTENTS
                                ---------------

PART I    FINANCIAL INFORMATION                                        Page

Item 1.   Financial Statements

          Consolidated Statements of Income:                             3
          Six months ended June 30, 1999, and June 30, 1998

          Consolidated Statements of Comprehensive Income
          Six months ended June 30, 1999 and June 30, 1998               4

          Consolidated Balance sheets:                                   5
          June 30, 1999, December 31, 1998 and June 30, 1998

          Consolidated Statements of Cash Flows:                         6
          Six months ended June 30, 1999 and June 30, 1998

          Notes to Consolidated Financial Statements                     7

Item 2.   Management's Discussion and Analysis of Financial              8
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk    12


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                           none

Item 2.   Changes in Securities                                       none

Item 3.   Defaults Upon Senior Securities                             none

Item 4.   Submission of Matters to a Vote of Security Holders           13

Item 5.   Other Information                                           none

Item 6.   Exhibits and Reports on Form 8-K                              14

SIGNATURES                                                              14

PART I
Item 1.   Financial Statements

                       CONSOLIDATED STATEMENTS OF INCOME
                              Amounts in $1,000's
                                  (Unaudited)



                                            Quarter ended June 30,                Year to date June 30,

                                               1999          1998                  1999           1998
                                          ----------------------------         ---------------------------
Interest income
  Interest and fees on loans                $5,004        $4,439                 $ 9,798       $8,505
  Interest on investment securities            499           473                   1,005        1,016
  Interest on federal funds sold                 9            23                      15           36
                                          ----------------------------         ---------------------------
                                             5,512         4,935                  10,818        9,557
                                          ----------------------------         ---------------------------

Interest expense
  Interest on deposits                       1,337         1,256                   2,655        2,512
  Interest on borrowings                       241           201                     509          411
                                          ----------------------------         ---------------------------
                                             1,578         1,457                   3,164        2,923
                                          ----------------------------         ---------------------------
     Net interest income                     3,934         3,478                   7,654        6,634

Provision for possible loan losses             200           210                     500          410
                                          ----------------------------         ---------------------------
     Net interest income after provision     3,734         3,268                   7,154        6,224
                                          ----------------------------         ---------------------------

Noninterest income
  Service charges on deposit accounts          217           197                     455          373
  Other fee income, principally bankcard       372           254                     666          492
  Loan servicing fees                          150            66                     296          150
  Mortgage banking income and gains
  on loan sales                                310           519                     567          822
  Gain on sale of securities                    16             0                      16            6
  Other noninterest income                      56            66                     118          104
                                          ----------------------------         ---------------------------
                                             1,121         1,102                   2,118        1,947
                                          ----------------------------         ---------------------------

Noninterest expense
  Salaries and employee benefits             1,387         1,226                   2,706        2,349
  Premises and equipment                       315           286                     617          566
  Bankcard processing                          263           199                     479          338
  Business development                         180           195                     342          318
  Other noninterest expense                    486           452                     929          864
                                          ----------------------------         ---------------------------
                                             2,631         2,358                   5,073        4,435
                                          ----------------------------         ---------------------------
     Income before income taxes              2,224         2,012                   4,199        3,736

Provision for income taxes                     859           760                   1,619        1,436
                                          ----------------------------         ---------------------------

     Net income                             $1,365        $1,252                 $ 2,580       $2,299
                                          ----------------------------         ---------------------------

Earnings per share
  Basic                                     $0.28         $0.27                  $0.54        $0.49
                                          ----------------------------         ---------------------------
  Diluted                                    0.28          0.26                   0.53         0.48
                                          ----------------------------         ---------------------------

Weighted average shares outstanding
  Basic                                     4,829         4,720                  4,818        4,683
    Common stock equivalents
    attributable to stock options              44           137                     44          137
                                          ----------------------------         ---------------------------
  Diluted                                   4,873         4,857                  4,862        4,820
                                          ----------------------------        ---------------------------


                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              Amounts in $1,000's
                                  (Unaudited)


                                                        Quarter ended                   Year to date
                                                           June 30,                       June 30,

                                                        1999        1998             1999          1998
                                                     -----------------------      -------------------------
Net income                                              $1,365      $1,252            $2,580       $2,299
                                                     -----------------------      -------------------------

Unrealized gains (losses) on Investment Securities
  Unrealized gains (losses) arising during the
    period                                                (304)        (15)             (466)          31
   Reclassification for (gains) losses included in
       statement of income                                 (16)          0               (16)          (6)
                                                     -----------------------      -------------------------
                                                          (320)        (15)             (482)          25
   Income tax (expense) benefit                            123           6               185           (7)
                                                     -----------------------      -------------------------
      Net unrealized gains (losses) on securities
         available for sale                               (197)         (9)             (297)          18
                                                     -----------------------      -------------------------
Comprehensive Income                                    $1,168      $1,243            $2,283       $2,310
                                                     -----------------------      -------------------------

                          CONSOLIDATED BALANCE SHEETS
                              Amounts in $1,000's
                                  (Unaudited)

                                                     June 30,           December, 31,           June 30,
                                                       1999                 1998                  1998
                                                 ----------------------------------------------------------
Assets
  Cash and due from banks                           $ 11,692            $ 10,635             $ 10,700
  Federal funds sold                                     618                 355                  487
                                                 ----------------------------------------------------------
    Total cash and cash equivalents                   12,310              10,990               11,187

  Investment securities                               31,108              31,130               24,853
  Loans, less allowance for loan losses              193,772             185,450              156,636
  Federal home loan bank stock                         2,079               2,004                1,929
  Property, net of accumulated depreciation           11,040              10,716                8,942
  Interest receivable                                  1,362               1,309                1,222
  Other assets                                         1,067                 345                  992
                                                 ----------------------------------------------------------

    Total assets                                     252,738             241,944              205,761
                                                 ----------------------------------------------------------


Liabilities and stockholders' equity
  Deposits
    Noninterest-bearing demand                        59,241              56,556               47,197
    Savings and interest-bearing checking            104,199              81,090               76,245
    Time                                              46,990              56,683               45,036
                                                 ----------------------------------------------------------
                                                     210,430             194,329              168,478

  Federal funds purchased                              1,800               8,600                2,000
  Other borrowings                                    11,000              11,000                9,000
  Accrued interest and other payables                    535                 849                1,514
  Other liabilities                                       68                  40                   46
                                                 ----------------------------------------------------------
    Total liabilities                                223,833             214,818              181,038
                                                 ----------------------------------------------------------

Stockholders' equity
  Common stock                                        19,601              19,376               18,917
  Retained earnings                                    9,509               7,658                5,760
  Accumulated other comprehensive income                (205)                 92                   46
                                                 ----------------------------------------------------------
    Total stockholders' equity                        28,905              27,126               24,723
                                                 ----------------------------------------------------------

                                                    $252,738            $241,944             $205,761
                                                 ----------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Amounts in $1,000's
                                  (Unaudited)

                                                                                 For six months ended June 30,
                                                                                 1999                     1998
                                                                         -------------------       -------------------
Cash flows from operating activity:
  Net income                                                                 $  2,580                  $  2,299
  Adjustments to reconcile net income to net cash provided
        By operating activities
    Depreciation                                                                  368                       285
    Amortization                                                                   77                        91
    Provision for loan losses                                                     500                       410
    Deferred income taxes                                                        (158)                      125
    Origination of loans held for sale                                        (20,158)                  (21,949)
    Proceeds from sale of loans held for sale                                  19,743                    24,142
    Gain on sales of loans                                                       (224)                     (553)
    Gain on sales of securities                                                   (16)                       (6)
    Stock dividends from federal home loan bank                                   (75)                      (72)
    Change in interest receivable and other assets                               (775)                     (419)
    Change in payables and other liabilities                                     (287)                      877
    Other adjustments                                                            (204)                     (108)
                                                                         -------------------       -------------------

      Net cash provided by operating activities                                 1,371                     5,122
                                                                         -------------------       -------------------

Cash flows from investing activities
  Change in investment securities                                                 (39)                    5,440
  Loans made net of principal collections                                     (11,931)                  (22,089)
  Proceeds from sales of loans                                                  3,748                     7,605
  Purchase of loans                                                                 -                         -
  Purchase of property                                                           (693)                   (1,591)
                                                                         -------------------       -------------------

      Net cash used in investing activities                                    (8,915)                  (10,635)
                                                                         -------------------       -------------------

Cash flows from financing activities
  Net increase in deposits                                                     16,102                     1,183
  Increase (decrease) in fed funds purchased                                   (6,800)                   (5,150)
  Increase (decrease) in other borrowings                                           -                     6,000
  Proceeds from stock options exercised                                           190                       736
  Dividends paid, net of reinvestment                                            (628)                     (322)
                                                                         -------------------       -------------------

      Net cash provided by financing activities                                 8,864                     2,447
                                                                         -------------------       -------------------

Net increase (decrease) in cash and cash equivalents                            1,320                    (3,066)

Cash and cash equivalents, beginning of period                                 10,990                    14,253
                                                                         -------------------       -------------------

Cash and cash equivalents, end of period                                     $ 12,310                  $ 11,187
                                                                         -------------------       -------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A complete set of Notes to Consolidated Financial Statements is a part of the Annual Report to Shareholders for the period ended December 31, 1998, included as exhibit 13 within the Bank's Form 10-K filed with the Federal Deposit Insurance Corporation ("FDIC") on March 30, 1999. The notes below are included for Pacific Continental Bank (the "Bank") because of material changes in the financial statements or to provide the reader with additional information not otherwise available.

Holding Company Reorganization. Effective June 7, 1999, the bank completed its reorganization and formation of a bank holding company, Pacific Continental Corporation (the "Company"). At that time, the Bank ceased reporting under the Securities Exchange Act of 1934 with the FDIC, and the Company became the successor registrant reporting with the SEC. The reorganization was accounted for as a pooling of interests and required no restatement of previously reported income.

Allowance for Loan Losses

                                                            1999
                                                     -----------------
Balance, December 31, 1998                                      $2,070
Provision charged to income                                        500
Loans charged off                                                  103
Recoveries credited to allowance                                    11
                                                     -----------------

Balance, June 30, 1999                                          $2,478
                                                     -----------------


Net charge offs were $54 in the second quarter 1999 and $38 in the first quarter of 1999. This compares to net charge offs of $18 in the second quarter of 1998 and $11 in the first quarter of 1998. Through June 30, 1999 net charge offs were 0.05% of average loans compared to 0.02% at June 30, 1998.

Below is a summary of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned for the periods covered in this report:

                                          June 30, 1999  December 31, 1998  June 30, 1998
                                          -------------  -----------------  -------------
Nonaccrual loans                              $824              $873            $475
90 days past due and accruing interest        $149              $247            $ 92
Other real estate owned                       $129              $  0            $  0

Stock Option Plans

The Bank has an Employee Stock Option Plan and a Nonemployee Director Stock Option Plan that have subsequently been adopted by the Company that reserves shares of stock for issuance to executives, employees and directors. Information with respect to options granted under the stock option plans, adjusted for stock splits and dividends, is as follows:

                                                                  1999
                                           -------------------------------------------------
                                                   Options                Average price
                                                 outstanding                per share
                                           -------------------------------------------------
Balance, December 31, 1998                           201                      $11.05
Grants                                                -                           -
Exercised                                             28                        7.79
                                           -------------------------------------------------

Balance, June 30, 1999                               173                      $11.59

Outstanding options at June 30, 1999 are as follows:

   Shares            Price per share                     Expiration
--------------------------------------------------------------------------------------------
   84                     9.12                               May, 2001
   63                     9.66                             April, 2002
   26                    24.22                              June, 2003


Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operation

The following discussion contains a review of the Company's operating results and financial condition for the second quarter and year to date for 1999. When appropriate, comparisons are made to the same period in 1998 and to the previous year ended December 31, 1998. The discussion should be read in conjunction with the financial statements (unaudited) contained elsewhere in this report. The reader is assumed to have access to the Bank's Form 10-K as filed with the FDIC for the previous year ended December 31, 1998, which contains additional statistics and explanations. All numbers, except per share data, are expressed in thousands of dollars.

This discussion may contain certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on these forward-looking statements.

Highlights

Net income in the second quarter 1999 was $1,365 an increase of 9% over second quarter 1998 income of $1,252. Return on average assets and return on average equity in the current quarter were 2.20% and 18.82% respectively as compared to 2.44% and 20.75% in the same quarter one year ago.

For the first six months of 1999 the Company earned $2,580 a 12% increase over six month 1998 earnings of $2,299. Per share earnings on a diluted basis for the first six months of 1999 and 1998 were $0.53 and $0.48, respectively. Comparing the first six months of 1999 to the same period in 1998, return on average assets was 2.12% and 2.27%, while return on average equity decreased to 18.20% from 19.77%.

At June 30, 1999 total assets were $252,738 or 4% more than December 31, 1998 and 23% more than June 30, 1998.

On June 7, 1999, the Bank opened its ninth banking office in Tualatin, Oregon. Effective also on this date, the bank completed its reorganization and formation of a bank holding company. The Bank has also received regulatory approval to open its tenth banking office later this year on West 11th Avenue in Eugene, Oregon. The West 11th office will open in the fall of 1999.

Results of Operations

Net Interest Income

Net interest income is the primary source of the Company's revenue. Net interest income is the difference between interest earned on earning assets and interest paid on paying liabilities. Net interest income as a percent of average earning assets is referred to as the interest margin. The interest margin can be examined more closely by considering the interest income and interest expense components separately.

For the quarter ended June 30, 1999, net interest income, prior to the provision for loan loss, totaled $3,934 a 13% increase from the same period in 1998. Average earning assets increased 22%. Net interest income for the current quarter as a percent of earning assets was 6.94% down from 7.46% for the same period in 1998. The yield on earning assets declined 0.87% primarily due to lower loan fees and slightly lower loan yields while the Bank's cost of funds fell only 0.35% as interest bearing deposits repriced more slowly than loans. A significant portion of the Company's loan portfolio is variable rate tied to the prime-lending rate. The 0.75% drop in prime in late 1998 reduced yields on these loans as compared to the same period last year. The decline in loan fees is primarily due to competitive pressures in the Company's major markets.

Net interest income for the first six months showed similar results. For the first six months of 1999, net interest income, prior to the provision for loan loss, totaled $7,654, an increase of 15% from the same period in 1998. Year-to-date average earning assets increased 21% as compared to the same period in 1998. However, net interest income as a percent of earning assets declined from 7.21% in 1998 to 6.89% in 1999. This decline results from loan yields falling at a faster rate than interest bearing liabilities. Net interest income for the first six months of 1999 was $1,020 higher than the same period in 1998. A rate volume analysis indicates that net interest income increased by $1,412 due to higher volumes which was offset by a decline in net interest income of $392 due to lower rates.

Noninterest Income

Year-to-date noninterest income of $2,118 was up 9% over 1998 noninterest income for the same time period. Three categories of noninterest income showed significant growth. Service charges on deposit accounts increased $82 or 22% due to higher levels of accounts and price changes, which took effect in the fourth quarter 1998. The Company also continued to be successful in expanding its merchant banking activity. Revenues in this category increased by $174 or 35% when compared to the first six months of 1998.

Loan servicing income of $296 through June 30, 1999 is nearly twice as high as 1998 levels resulting from loan sales and participations that occurred in the second half of 1998. The growth in noninterest income in these three categories was offset by a decline of $255 in gains on loan sales and mortgage-banking income. The Company continued to be very successful in generating government guaranteed loans. Through June 30, 1999 the Bank originated $7,423 of government guaranteed Small Business Administration loans. This compares to $4,268 originated during the same period in 1998. However, due to the deposit growth experienced in the first half of the year, the Company elected to hold more of the government guaranteed loans in its loan portfolio rather than selling them. Holding more guaranteed loans combined with slightly lower premiums on sales of such loans has resulted in gains on loan sales dropping from $405 in 1998 to $264 in 1999. Year-to-date 1999 mortgage-banking revenues have declined by $85 from $388 to $303. Higher interest rates in 1999 have slowed refinancing activity reducing originations of mortgage loans during the first six months by $3,973 thus reducing mortgage banking revenues.

Noninterest Expense

Year-to-date June 30, 1999 noninterest expense increased $638 or 14% from the same period in 1998. Two expense categories accounted for $408 or 64% of the total dollar increase in expenses. Salaries and employee benefits through the first six months of 1999 increased $357 or 15% over the same period in 1998. Premises and equipment expenses increased $51 or 9% over 1998. The increase in both of these categories results from the opening of two new offices. The Gateway Office in Springfield, Oregon opened in September 1998 and the Tualatin Office in Tualatin, Oregon opened in June 1999. Staff increases and corresponding salaries and benefits increases were the result of staffing these two new offices. Merchant banking processing expenses were also up $141 or 42% which corresponds directly with the revenue increase discussed above.

Liquidity

The Company derives liquidity through the growth of core deposits and the maturity of investment securities and loans. Core deposits include demand, interest checking, money market, savings and local time deposits. In addition, the Bank sells or participates loans to other financial institutions. Additional liquidity is provided through access to national CD markets, public deposits and both secured and unsecured borrowings. In 1999 the Company has experienced strong growth in core deposits that alleviated seasonal funding pressures typically experienced in the first half of the year. Total deposits at June 30, 1999 are $16,102 or 8% higher than December 31, 1998 deposits and are $41,953 or 25% higher than June 30, 1998 deposits. This has resulted in less reliance on funding from national CD markets and public deposits. It has also reduced the level of loan sales and loan participations in 1999 compared to 1998. Through the first six months of 1999, the Company has sold or participated $3,748 in loans compared to $7,605 during the same period in 1998. Core deposits at June 30, 1999 represent 89% of total deposits compared to 86% of total deposits at June 30, 1998.

Capital Resources

Capital is the shareholder's investment in the Company. Capital grows through the retention of earnings and the issuance of new stock. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

The Company's capital as a percent of total period end assets declined slightly to 11.64% at June 30, 1999 from 11.92% in 1998. Fewer stock options exercised and the suspension of the dividend reinvestment program in January 1999 resulted in slower growth in capital relative to total assets. The Company is subject to various regulatory capital requirements administered by Federal regulators. The following schedlule shows that the Company is considered "well capitalized" under regulatory guidelines.


                                                       Regulatory Guidelines
                                       ------------------------------------------------------
                                             At 6/30/99         Adequate    Well Capitalized
                                       ----------------------  ----------  ------------------
Total capital to risk based assets           14.75%               8.00%         10.00%
Tier 1 capital to risk based assets          13.59%               4.00%          6.00%

Expected earnings are considered sufficient to meet all anticipated capital expenditures and any expenditures related to the year 2000 project. The Bank has received regulatory approval to open a new office on West 11th Avenue in Eugene, Oregon. Construction is expected to commence in October 1999.

Subsequent to the end of the second quarter, on July 6, 1999, the Company announced the implementation of a stock repurchase plan. Pursuant to the plan, the Company is authorized to purchase up to 240,000 shares of its issued and outstanding common stock, adjusted for any stock splits or stock dividends, through the Nasdaq OTC Bulletin Board, as determined by the officers of the Company, at a per share price not to exceed $18.

Year 2000

The year 2000 presents a unique problem for all software and hardware users. The "Y2K" problem results from the use of only 2 digits to represent the year in many computer programs. Therefore these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The global extent of the Y2K problem is not yet known and it is prudent for all companies to evaluate their exposure and to work towards mitigating any harmful results.

The Company has identified several areas of potential concern, these being computer operations, third party processors, client preparedness, and the need for Y2K liquidity reserves.

The Company relies heavily on computers to process its daily work and to maintain client records for loans and deposits. The Company has a wide area network used for word processing, internal communications, loan document preparation, and spreadsheet applications. The Company processes daily postings of loan and deposit information using an "in-house" software and hardware solution. The Company also utilizes a number of third party vendors for the processing of various transactions such as automated teller, automated clearinghouse, and bankcard transactions.

The Company is also exposed to the degree that its clients are prepared for Y2K. The client's ability to continue servicing their debts can, in many cases, be dependent on their ability to process work for themselves and from their third party vendors.

At this point liquidity needs are not known. Besides the day-to-day liquidity needed to operate the Company there is a concern that additional liquidity may be required to fund cash withdrawals of worried depositors.

The Company has established a detailed plan to prepare for the year 2000. The Federal Financial Institutions Examination Counsel (FFIEC) has made recommendations to the financial community for preparing for Y2K. The Company has incorporated their suggestions and timelines within its Y2K plan. The plan has five distinct phases, these being: awareness, assessment, renovation, validation, and implementation. The following table shows the Company's progress in each of these phases.

Phase                FFIEC mandated        Bank's date of                        Comments
                         date                completion
----------------------------------------------------------------------------------------------------------------
Awareness              06-30-1998           09-30-1997        Established Y2K Team
----------------------------------------------------------------------------------------------------------------
Assessment             09-01-1998           03-01-1998        The assessment phase was conducted with the help
                                                              of a consultant.  The software vendor assessed
                                                              core-processing systems.
----------------------------------------------------------------------------------------------------------------
Renovation             12-31-1998           09-30-1998        Renovation is now complete.  All hardware has been
                                                              upgraded or replaced.  All required software has
                                                              been purchased and installed.
----------------------------------------------------------------------------------------------------------------
Validation             03-31-1999           01-31-1999        The Company's wide area network and software used
                                                              throughout the network has been validated.  The
                                                              Company completed testing recently released
                                                              versions of its core banking software for loan and
                                                              deposit processing and its check processing
                                                              software.
----------------------------------------------------------------------------------------------------------------
Implementation         06-30-1999           03-31-1999        Completed testing all of the Company's "Mission
                                                              Critical" hardware and software.  Developed a
                                                              viable contingency plan.
----------------------------------------------------------------------------------------------------------------

As the table above shows the Company has successfully completed the five phases outlined by the FFIEC. Work commenced on the Year 2000 date change in 1997. Testing all of our internal systems has been completed, and the Company feels confident all systems will be fully functional in the year 2000. The Company is working with our third party suppliers to encourage, aid, and monitor their progress. Contingency plans are in place as parts of our strategy to ensure minimal inconvenience to our clients come January 1, 2000. The Company spent approximately $220 for the Y2K problem. This expense was allocated among consultants, hardware upgrades, and software enhancements. In some cases remediation of the problem resulted in an escalation of hardware and software replacement.

The Company has held a number of Y2K seminars, which were well attended by clients and the community. The Company has identified which clients represent the most exposure to the Company and has a systematic calling program in place to assess the client's degree of preparedness. The results of these calls will help the Company determine the amount of exposure to the loan portfolio and to the liquidity needs of the Company. To date the Company has not made any Y2K specific loan loss reserve allocation.

The Company has formulated plans to increase liquidity for the Y2K event. Such plans include additional lines of credit with various lenders including the Federal Reserve, the Federal Home Loan Bank and correspondent banks. The Company presently has in excess of $80,000 in overnight or term credit available. In addition the Company will consider asset sales and out of area liability acquisition to supplement core deposit growth. It is hoped that local and national education programs will calm any growing panic among consumers, which will alleviate the need for exceptional liquidity measures.

The discussion above regarding the century date change for the year 2000 includes certain "forward looking statements" concerning the future operations of the Company. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 as they apply to forward looking statements. This statement is for the express purpose of availing the Company of the protection of such safe harbor with respect to all "forward looking statements". Management's ability to predict results of the effect of future plans is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. Factors that could effect the actual results include the Company's success in identifying systems and programs that are not Year 2000 compliant; the possibility that systems modifications will not operate as intended; unexpected costs associated with remediation, including labor and consulting costs; the uncertainty associated with the impact of the century change on the Company's clients, vendors and third-party service providers; and the economy in general.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company's results of operations are largely dependent upon its ability to manage market risks. Changes in interest rates can have a significant effect on the Company's financial condition and results of operations. Other types of market risk such as foreign currency exchange rate risk and commodity price risk do not arise in the normal course of the Company's business activities. The Company does not use derivatives such as forward and futures contracts, options, or interest rate swaps to manage interest rate risk.

Interest rate risk generally arises when the maturity or repricing structure of the Company's assets and liabilities differ significantly. Asset and liability management, which among other things, addresses such risk, is the process of developing, testing and implementing strategies that seek to maximize net interest income while maintaining sufficient liquidity. This process includes monitoring contractual maturity and prepayment expectations together with expected repricing of assets and liabilities under different interest rate scenarios. Generally the Company seeks a structure that insulates net interest income from large deviations attributable to changes in market rates by balancing the repricing characteristics of assets and liabilities.

The Company's liability structure is composed primarily of noninterest bearing corporate checking accounts and non-maturing saving and money market deposit accounts. Other liabilities include time deposits with various maturities of generally one year or less and borrowings.

The Company's assets are primarily composed of loans and investment securities. Investment securities generally have fixed rates with maturities of less than five years. The loan portfolio is made up of two distinct interest rate risk profiles. Approximately half of the Company's loans are variable rate loans subject to immediate change. In many cases these loans have interest rate floors which insulate the Company from declining market rates. The other portion of the loan portfolio is comprised of fixed rate installment loans and commercial real estate loans with interest rates fixed for up to five years.

Interest rate risk is managed through the monitoring of the Company's balance sheet by subjecting various asset and liability categories to interest rate shocks and gradual interest rate movements over a one year period of time. Interest rate shocks use an instantaneous adjustment in market rates of large magnitudes on a static balance sheet to determine the effect such a change in interest rates would have on the Company's net interest income and capital for the succeeding twelve-month period. Such an extreme change in interest rates and the assumption that management would take no steps to restructure the balance sheet does limit the usefulness of this type of analysis. This type of analysis tends to provide a best case or worst case scenario. A more reasonable approach utilizes gradual interest rate movements over a one year period of time to determine the effect on the Company's net interest income.

The Company utilizes the services of The Federal Home Loan Bank's asset/liability modeling software to determine the effect of a simultaneous shift in interest rates. Forecasts are prepared quarterly based upon data provided by the bank to the Federal Home Loan Bank. Interest rate shock scenarios are modeled in 100 basis point increments for shifts of plus or minus 4 percent in the federal funds rate. The more realistic forecast assumes a gradual interest rate movement of plus or minus 2.40% change in the federal funds rate over a one year period of time with rates moving up or down 0.60% each quarter. The model used is based on the concept that all rates do not move by the same amount. Although certain assets and liabilities may have similar repricing characteristics, they may not react correspondingly to changes in market interest rates. In the event of a change in interest rates, prepayment of loans and early withdrawal of time deposits would likely deviate from those previously assumed. Increases in market rates may also affect the ability of certain borrowers to make scheduled principal payments.

The model attempts to account for such limitations by imposing weights on the differences between repricing assets and repricing liabilities within each time segment. These weights are based on the ratio between the amount of rate change of each category of asset or liability, and the amount of change in the federal funds rate. Certain non-maturing liabilities such as checking accounts and money market deposit accounts are allocated among the various repricing time segments to meet local competitive conditions and management's strategies.

The Company strives to manage the balance sheet so that net interest income is not negatively impacted more than 15% given a change in interest rates of plus or minus 200 basis points. Current evaluations show the Bank is within its established guidelines.

The following table shows the estimated impact of the various interest rate scenarios used in the software modeling based on data provided by the Company to the Federal Home Loan Bank as of March 31, 1999. The table shows estimates of changes in net interest income. For illustrative purposes the base figure of $14,627 used is the annualized actual net interest income for the first quarter of 1999. Due to the various assumptions used for this modeling, no assurance can be given that projections will reflect actual results.

                         Interest Rate Shock Analysis
               Net Interest Income and Market Value Performance
                            (dollars in thousands)

     Projected                               Net Interest Income
     Interest                 Estimated            $ Change           % Change
    Rate Change                 Value              from Base           from Base
--------------------      -------------------------------------------------------------
      +200                    15,935                 1,305               8.92%
      +100                    15,276                   649               4.44%
      Base                    14,627                     0               0.00%
      -100                    14,038                  (589)             -4.03%
      -200                    13,258                (1,369)             -9.36%
---------------------------------------------------------------------------------------

                    Gradual Interest Rate Movement Forecast
                Net Interest Income and Market Value Performance
                            (dollars, in thousands)

                  Projected                           Net Interest Income
                  Interest                 Estimated         $ Change       % Change
                 Rate Change                 Value          from Base      from Base
           --------------------       -----------------------------------------------
                Rising 2.40%                 14,737            110           0.75%
                    Base                     14,627              0           0.00%
              Declining 2.40%                14,545            (82)         -0.56%
           --------------------------------------------------------------------------

PART II
Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Bank's annual shareholder meeting was held on April 22, 1999 at its headquarters in Eugene, Oregon.

(b)  Not Applicable.

(c) A brief description of each matter voted upon at the Annual Shareholders' Meeting and the number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee for office and each matter is presented below:

     (1) Approval of a Plan and Agreement of Reorganization and Share Exchange dated December 9, 1998 (the "Agreement") between the Bank and Pacific Continental Corporation, a newly-formed corporation (the "Company") which provides that the Bank become a wholly owned subsidiary of the Company. Effective June 7, 1999, each outstanding whole share of Bank common stock was exchanged for one share of Company stock.

                       Votes cast for:        3,468,012
                                              ---------
                       Votes cast against:       18,743
                                              ---------
                       Votes abstaining:         24,863
                                              ---------

     (2) Election of three directors with terms expiring in 2002 or until their successors have been elected and qualified:

                   Michael S. Holcomb--
                       Votes cast for:        4,016,071
                                              ---------
                       Votes cast against:       15,939
                                              ---------
                       Votes withheld:           11,459
                                              ---------

                   Donald G. Montgomery--
                       Votes cast for:        4,016,071
                                              ---------
                       Votes cast against:       15,939
                                              ---------
                       Votes withheld:           11,459
                                              ---------

                   Kevin G. Murphy--
                       Votes cast for:        4,016,071
                                              ---------
                       Votes cast against:       15,939
                                              ---------
                       Votes withheld:           11,459
                                              ---------

     (3) Adoption of an Employee Stock Option Plan, which allows for the grant of stock options to purchase up to 500,000 shares of common stock.

                       Votes cast for:        3,221,456
                                              ---------
                       Votes cast against:      205,429
                                              ---------
                       Votes abstaining:         84,733
                                              ---------

     (4) Adoption of a Director Stock Option Plan, which allows for the grant of stock options to purchase up to 100,000 shares of common stock.

                       Votes cast for:        3,209,137
                                              ---------
                       Votes cast against:      219,342
                                              ---------
                       Votes abstaining:         83,139
                                              ---------


(d)  None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

        3.1       Articles of Incorporation

        3.2       Bylaws

        10.1      1992 Incentive Stock Option Plan

        10.2      1995 Incentive Stock Option Plan

        10.3      1999 Employee Stock Option Plan

        10.4      1995 Directors' Stock Option Plan

        10.5      1999 Directors' Stock Option Plan

        10.6 Form of Executive Severance Agreements for Messrs. Riddle, Brown, Gyde, Hagstrom and Hansen and Ms. Thompson.

        27.1      Financial Data Schedule

(b)  Reports on Form 8-K

     A Report on Form 8-K was filed by Pacific Continental Corporation on June 7, 1999 as the successor registrant under Section 12(g) pursuant to SEC Rule 12g-3 to Pacific Continental Bank, pursuant to the holding company reorganization.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PACIFIC CONTINENTAL CORPORATION
                                                (Registrant)



Dated      August 6, 1999              /s/ J. Bruce Riddle
       ------------------              -------------------------------------
                                       J. Bruce Riddle
                                       President and Chief Executive Officer



Dated       August 6, 1999             /s/ Hal Brown
       -------------------             -------------------------------------
                                       Hal Brown
                                       Senior Vice President
                                       and Chief Financial Officer