Form 10-Q
period 1999-09-30
PACIFIC CONTINENTAL CORP
filed 1999-10-26
CIK 1084717

     As Filed with the Securities & Exchange Commission on October 26, 1999


                       SECURITIES & EXCHANGE COMMISSION
                        ------------------------------

                                   FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.
                                                    ------------------

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the transition period from _______________ to
       ________________


                        SEC File Number:        0-30106
                                          -----------------



                        PACIFIC CONTINENTAL CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)


                   OREGON                                   93-1269184
       ----------------------------------          --------------------------
       (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                 Identification Number)

                              111 West 7th Avenue
                             Eugene, Oregon  97401
              (address of Principal Executive Offices) (Zip Code)

                                (541) 686-8685
             (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.[X] Yes   [ ] No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $1.00 par value, outstanding as of October 31, 1999: 4,642,189
                                                                   -------------

                        PACIFIC CONTINENTAL CORPORATION
                                   FORM 10-Q
                               QUARTERLY REPORT
                               TABLE OF CONTENTS
                                 -------------

PART I     FINANCIAL INFORMATION                                       Page
Item 1.    Financial Statements

           Consolidated Statements of Income:                             3
           Nine months ended September 30, 1999, and September 30, 1998

           Consolidated Statements of Comprehensive Income                4
           Nine months ended September 30, 1999 and September 30, 1998

           Consolidated Balance sheets:                                   5
           September 30, 1999, December 31, 1998 and September 30, 1998

           Consolidated Statements of Cash Flows:                         6
           Nine months ended September 30, 1999 and September 30, 1998

           Notes to Consolidated Financial Statements                     7

Item 2.    Management's Discussion and Analysis of Financial              8
           Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About Market Risk    12


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                           none

Item 2.    Changes in Securities                                       none

Item 3.    Defaults Upon Senior Securities                             none

Item 4.    Submission of Matters to a Vote of Security Holders         none

Item 5.    Other Information                                           none

Item 6.    Exhibits and Reports on Form 8-K                            none

SIGNATURES                                                               14

PART I
Item 1.  Financial Statements

                       CONSOLIDATED STATEMENTS OF INCOME
                              Amounts in $1,000's
                                  (Unaudited)

                                             Quarter ended Sept. 30,              Year to date Sept. 30,

                                                  1999          1998                   1999         1998
                                             -----------------------              ----------------------
Interest income
  Interest and fees on loans                 $   5,147        $4,581              $  14,945      $13,085
  Interest on investment securities                562           401                  1,567        1,418
  Interest on federal funds sold                    12            13                     26           49
                                             -----------------------              ----------------------
                                                 5,721         4,995                 16,538       14,552
                                             -----------------------              ----------------------

Interest expense
  Interest on deposits                           1,446         1,303                  4,100        3,816
  Interest on borrowings                           194           231                    704          642
                                             -----------------------              ----------------------
                                                 1,640         1,534                  4,804        4,458
                                             -----------------------              ----------------------
     Net interest income                         4,081         3,461                 11,734       10,094

Provision for possible loan losses                 200           200                    700          610
                                             -----------------------              ----------------------
     Net interest income after provision         3,881         3,261                 11,034        9,484
                                             -----------------------              ----------------------

Noninterest income
  Service charges on deposit accounts              285           210                    741          583
  Other fee income, principally bankcard           342           299                  1,005          791
  Loan servicing fees                              133           100                    430          251
  Mortgage banking income and gains
     on loan sales                                 111           263                    678        1,085
  Gain on sale of securities                        14             0                     31            6
  Other noninterest income                          82            62                    200          166
                                             -----------------------              ----------------------
                                                   967           934                  3,085        2,882
                                             -----------------------              ----------------------

Noninterest expense
  Salaries and employee benefits                 1,358         1,227                  4,064        3,576
  Premises and equipment                           368           283                    985          849
  Bankcard processing                              296           229                    775          566
  Business development                             190           166                    532          484
  Other noninterest expense                        462           376                  1,390        1,241
                                             -----------------------              ----------------------
                                                 2,674         2,281                  7,746        6,716
                                             -----------------------              ----------------------
     Income before income taxes                  2,174         1,914                  6,373        5,650

Provision for income taxes                         832           737                  2,451        2,174
                                             -----------------------              ----------------------

     Net income                              $   1,342        $1,177               $  3,922      $ 3,476
                                             -----------------------              ----------------------

Earnings per share
   Basic                                         $0.28        $ 0.25                  $0.82       $ 0.74
                                          --------------------------         ---------------------------
   Diluted                                       $0.28        $ 0.24                  $0.81       $ 0.72
                                          --------------------------         ---------------------------

Weighted average shares outstanding
   Basic                                         4,728         4,795                  4,788        4,720

     Common stock equivalents
     attributable to stock options                  52            91                     49           93
                                          --------------------------         ---------------------------
   Diluted                                       4,780         4,886                  4,837        4,811
                                          --------------------------         ---------------------------



                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              Amounts in $1,000's
                                  (Unaudited)

                                                             Quarter  ended                Year to date
                                                             September 30,                 September 30,

                                                             1999       1998              1999        1998
                                                         -------------------          --------------------
Net income                                               $  1,342  $   1,177          $  3,922   $   3,476
                                                         -------------------          --------------------
Unrealized gains (losses) on Investment Securities
   Unrealized gains (losses) arising during the
    period                                                     47        303              (536)        338
   Reclassification for (gains) losses included in
       statement of income                                    (14)         0               (31)         (6)
                                                         -------------------          --------------------
                                                               33        303              (567)        332
   Income tax (expense) benefit                               (13)      (116)              218        (127)
                                                         -------------------          --------------------
      Net unrealized gains (losses) on securities
         available for sale                                    20        187              (369)        205
                                                         -------------------          --------------------
Comprehensive Income                                     $  1,362  $   1,364          $  3,553    $  3,681
                                                         -------------------          --------------------

                          CONSOLIDATED BALANCE SHEETS
                              Amounts in $1,000's
                                  (Unaudited)

                                                        September 30,        December 31,       September 30,
                                                                1999                1998                1998
                                                    --------------------------------------------------------

Assets
  Cash and due from banks                                   $ 12,113            $ 10,635            $ 10,226
  Federal funds sold                                             911                 355               1,097
                                                    --------------------------------------------------------
      Total cash and cash equivalents                         13,024              10,990              11,323

  Investment securities                                       36,848              31,130              26,323
  Loans, less allowance for loan losses                      201,595             185,450             176,064
  Federal home loan bank stock                                 2,117               2,004               1,965
  Property, net of accumulated depreciation                   11,366              10,716              10,038
  Interest receivable                                          1,488               1,309               1,265
  Other assets                                                   723                 345                 775
                                                    --------------------------------------------------------

      Total assets                                           267,161             241,944             227,753
                                                    --------------------------------------------------------


Liabilities and stockholders' equity
  Deposits
    Noninterest-bearing demand                                63,265              56,556              51,362
    Savings and interest-bearing checking                    115,280              81,090              74,645
    Time                                                      42,129              56,683              54,442
                                                    --------------------------------------------------------
                                                             220,674             194,329             180,449

  Federal funds purchased                                      7,000               8,600              10,000
  Other borrowings                                            11,000              11,000               9,000
  Accrued interest and other payables                          1,316                 849               2,152
  Other liabilities                                               25                  40                  13
                                                    --------------------------------------------------------
      Total liabilities                                      240,015             214,818             201,614
                                                    --------------------------------------------------------

Stockholders' equity
  Common stock                                                19,668              19,376              18,970
  Retained earnings                                           10,953               7,658               6,937
  Treasury stock                                              (3,198)                  0                   0
  Accumulated other comprehensive income                        (277)                 92                 232
                                                    --------------------------------------------------------
      Total stockholders' equity                              27,146              27,126              26,139
                                                    --------------------------------------------------------

Total liabilities and stockholders' equity                  $267,161            $241,944            $227,753
                                                    --------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Amounts in $1,000's
                                  (Unaudited)

                                                                          For nine months ended September 30,
                                                                                     1999                1998
                                                                          ---------------      --------------

Cash flows from operating activity:
   Net income                                                                    $  3,922            $  3,476
   Adjustments to reconcile net income to net cash provided
                     By operating activities
      Depreciation                                                                    571                 433
      Amortization                                                                     97                  78
      Provision for loan losses                                                       700                 610
      Deferred income taxes                                                          (254)                356
      Origination of loans held for sale                                          (27,517)            (32,517)
      Proceeds from sale of loans held for sale                                    24,433              32,896
      Gain on sales of loans                                                         (291)               (537)
      Gain on sales of securities                                                     (31)                 (6)
      Stock dividends from federal home loan bank                                    (113)               (109)
      Change in interest receivable and other assets                                 (557)               (246)
      Change in payables and other liabilities                                        452               1,482
      Other adjustments                                                               (83)               (159)
                                                                          ---------------      --------------

            Net cash provided by operating activities                               1,329               5,757
                                                                          ---------------      --------------

Cash flows from investing activities
   Change in investment securities                                                 (5,784)              3,984
   Loans made net of principal collections                                        (17,219)            (45,072)
   Proceeds from sales of loans                                                     3,748              12,757
   Purchase of loans                                                                    -                   -
   Purchase of property                                                            (1,220)             (2,835)
                                                                          ---------------      --------------

            Net cash used in investing activities                                 (20,475)            (31,165)
                                                                          ---------------      --------------

Cash flows from financing activities
   Net increase in deposits                                                        26,346              13,154
   Increase (decrease) in fed funds purchased                                      (1,600)              2,850
   Increase (decrease) in other borrowings                                              -               6,000
   Proceeds from stock options exercised                                              261                 797
   Dividends paid, net of reinvestment                                               (628)               (323)
   Share repurchases                                                               (3,198)                  -
                                                                          ---------------      --------------

            Net cash provided by financing activities                              21,181              22,478
                                                                          ---------------      --------------

Net increase (decrease) in cash and cash equivalents                                2,035              (2,930)

Cash and cash equivalents, beginning of period                                     10,990              14,253
                                                                          ---------------      --------------
Cash and cash equivalents, end of period                                         $ 13,024            $ 11,323
                                                                          ---------------      --------------

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

Holding Company Reorganization
Effective June 7, 1999, the Bank completed its reorganization and formation of a bank holding company, Pacific Continental Corporation (the "Company"). At that time, the Bank ceased reporting with the FDIC under the Securities Exchange Act of 1934, and the Company became the successor registrant reporting with the SEC. The reorganization was accounted for as a pooling of interests and required no restatement of previously reported results.

Allowance for Loan Losses and Nonperforming Assets

                                                                  1999
                                                          ------------

           Balance, December 31, 1998                           $2,070
           Provision charged to income                             700
           Loans charged off                                       121
           Recoveries credited to allowance                         16
                                                          ------------

           Balance, September 30, 1999                          $2,665
                                                          ------------

Net charge offs were $13 in the third quarter 1999, $54 in the second quarter 1999, and $38 in the first quarter of 1999. This compares to net charge offs of $83 in the third quarter 1998, $17 in the second quarter of 1998 and $11 in the first quarter of 1998. Through September 30, 1999 annualized net charge offs were 0.07% of average loans compared to 0.09% through September 30, 1998.

Below is a summary of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned for the periods covered in this report:

                                          Sept. 30, 1999  December 31, 1998  Sept. 30, 1998
                                          --------------  -----------------  --------------
Nonaccrual loans                              $1,107           $873              $304
90 days past due and accruing interest        $   20           $247              $754
Other real estate owned                       $  129           $  0              $  0

Share Repurchase Plan
On July 14, 1999, the Board of Directors approved a stock repurchase plan to purchase up to 240,000 shares of the Company's stock over the next year through open market and block purchases. Through September 30, 1999, the Company has purchased 196,280 shares of its stock for $3,198 at an average price of $16.29 per share. Below is a summary of shares outstanding at September 30, 1999.


           Outstanding shares January 1, 1999               4,803
           New shares issued through stock options             35
           Shares repurchased through September 30, 1999     (196)
                                                            -----
           Outstanding shares September 30, 1999            4,642

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion contains a review of the Company's operating results and financial condition for the third quarter and year to date 1999. When appropriate, comparisons are made to the same period in 1998 and to the previous year ended December 31, 1998. The discussion should be read in conjunction with the financial statements (unaudited) contained elsewhere in this report. The reader is assumed to have access to the Bank's Form 10-K as filed with the FDIC for the previous year ended December 31, 1998, which contains additional statistics and explanations. All numbers, except per share data, are expressed in thousands of dollars.

This discussion may contain certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on these forward-looking statements.

Highlights

Net income in the third quarter 1999 was $1,342 an increase of 14% over second quarter 1998 income of $1,177. Return on average assets and return on average equity in the current quarter were 2.06% and 18.97%, respectively and 2.10% and 18.47% in the same quarter one year ago.

For the first nine months of 1999 the Company earned $3,922 a 13% increase over nine month 1998 earnings of $3,476. Per share earnings on a diluted basis for the first nine months of 1999 and 1998 were $0.81 and $0.72, respectively. Comparing the first nine months of 1999 to the same period in 1998, return on average assets was 2.16% and 2.23%, while return on average equity decreased to 18.23% from 19.22%.

At September 30, 1999, total assets were $267,161 or 10% more than December 31, 1998, and 17% more than September 30, 1998.

The Company presently operates nine banking offices in the state of Oregon. The Bank has received regulatory approval to open its tenth banking office on West 11th Avenue in Eugene, Oregon. The office will open during the first quarter 2000.

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

For the quarter ended September 30, 1999, net interest income, prior to the provision for loan loss, totaled $4,081 an 18% increase over the same period in 1998. Average earning assets for the current quarter increased 20% over the same quarter last year. Net interest income for the current quarter as a percent of earning assets or net interest margin was 6.87% down from 6.99% for the same period in 1998. The yield on earning assets declined 0.46% due to lower loan yields while the Bank's cost of funds fell only 0.34% as interest bearing deposits repriced more slowly than loans. A significant portion of the Company's loan portfolio is variable rate tied to the prime-lending rate. The Company's net interest margin improved in the latter portion of the current quarter as the prime-lending rate increased by 0.25% on July 1, 1999, and another 0.25% increase on August 25, 1999. However, the increase was not sufficient to completely offset the decline of 0.75% in the prime-lending rate in late 1998. The Company expects improvement in the net interest margin in the fourth quarter, as it will receive the full effect for all three months of the recent increases in the prime-lending rate.

Net interest income for the first nine months showed similar results. For the first nine months of 1999, net interest income, prior to the provision for loan loss, totaled $11,734, an increase of 16% from the same period in 1998. Year-to-date average earning assets increased 20% as compared to the same period in 1998. However, net interest income as a percent of earning assets declined from 7.13% in 1998 to 6.88% in 1999. This decline results from loan yields falling at a faster rate than interest bearing liabilities. Net interest income for the first nine months of 1999 was $1,640 higher than the same period in 1998. A rate volume analysis indicates that net interest income increased by $2,161 due to higher volumes, which was offset by a decline in net interest income of $522 due to lower rates.

Noninterest Income

Year-to-date noninterest income of $3,085 was up 7% over 1998 noninterest income for the same time period. Three categories of noninterest income showed significant growth. Service charges on deposit accounts increased $158 or 27% due to growth in the number of accounts and price changes, which took effect in the fourth quarter 1998. In addition, lower earnings credit for analyzed business accounts resulted in more service charge revenue, as deposit balances did not fully offset the cost to service these business accounts. The Company also continued to be successful in expanding its merchant banking activity. Revenues in this category increased by $214 or 27% when compared to the first nine months of 1998. Through September 30, 1999, loan servicing income was $430 an increase of 71% over 1998 levels, resulting from loan sales and participations that occurred in the second half of 1998.

The growth in noninterest income in these three categories was offset by a decline of $407 in gains on loan sales and mortgage-banking income. The Company continued to be very successful in generating government guaranteed loans. Through September 30, 1999, the Bank originated $11,119 of government guaranteed Small Business Administration loans. This compares to $8,088 originated during the same period in 1998. However, due to strong core deposit growth experienced in the first nine months of the year, the Company elected to retain the government guaranteed loans in its loan portfolio rather than selling them. The last sale of guaranteed Small Business Administration loans by the Company occurred in June 1999. Retention of the government guaranteed loans combined with lower premiums on 1999 sales has resulted in gains on loan sales dropping from $563 in 1998 to $279 in 1999. Year-to-date 1999 mortgage-banking revenues have declined by $186 from $537 to $351. Higher interest rates in 1999 have slowed refinancing activity reducing originations of mortgage loans during the first nine months by $8,030 from 1998 levels thus reducing mortgage banking revenues.

Noninterest Expense

Year-to-date September 30, 1999 noninterest expense increased $1,030 or 15% from the same period in 1998. Three expense categories accounted for $833 or 81% of the total dollar increase in expenses. Salaries and employee benefits through the first nine months of 1999 increased $488 or 14% over the same period in 1998. Premises and equipment expenses increased $136 or 16% over 1998.
Merchant banking processing expense was also up $209 or 37%. The increase in compensation costs and premises and equipment result primarily from opening two new offices. The Gateway Office in Springfield, Oregon opened in September 1998 and the Tualatin Office in Tualatin, Oregon opened in June 1999. The increase in merchant processing expenses relates directly to increased volumes and increased processing costs not passed onto customers due to competitive pricing.

Liquidity

The Company derives liquidity through the growth of core deposits and the maturity of investment securities and loans. Core deposits include demand, interest checking, money market, savings and local time deposits. Other deposit funding is provided through access to national CD markets and public deposits. Additional liquidity is provided through secured and unsecured borrowings and the Company's established ability to sell loans to other financial institutions and sales of government guaranteed loans in the secondary market. In 1999 the Company has experienced strong growth in core deposits. Total deposits at September 30, 1999 are $26,345 or 14% higher than December 31, 1998 deposits and are $40,225 or 22% higher than September 30, 1998 deposits. At September 30, 1999, core deposits represent 92% of total deposits and are up 22% from December 31, 1998 levels and up 35% from September 30, 1998. This has resulted in less reliance on funding from national CD markets and public deposits. It has also reduced the need for loan sales and loan participations in 1999. Through the first nine months of 1999, the Company has sold or participated $8,046 in loans compared to $19,422 during the same period in 1998.

Capital Resources

Capital is the shareholder's investment in the Company. Capital grows through the retention of earnings and the issuance of new stock. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

At September 30, 1999, capital as a percent of total period end assets was 10.16% down from 11.48% in 1998 as a result of the Company's share repurchase plan. The Company is subject to various regulatory capital requirements administered by Federal regulators. The following schedule shows that the Company is considered "well capitalized" under regulatory guidelines.


                                                                   Regulatory Guidelines
                                                               -----------------------------
                                       At 9/30/99              Adequate         Well Capitalized
                                       ----------              ---------        -----------------
Total capital to risk based assets        13.45%                 8.00%             10.00%
Tier 1 capital to risk based assets       12.26%                 4.00%              6.00%

Expected earnings are considered sufficient to meet all anticipated capital expenditures and any expenditures related to the year 2000 project. The Bank has received regulatory approval to open a new office on West 11/th/ Avenue in Eugene, Oregon. Construction is expected to commence in the fourth quarter 1999.

Year 2000

The year 2000 presents a unique problem for all software and hardware users.
The "Y2K" problem results from the use of only 2 digits to represent the year in many computer programs. Therefore these computer programs may not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The global extent of the Y2K problem is not yet known and it is prudent for all companies to evaluate their exposure and to work towards mitigating any harmful results.

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

The Company is also exposed to the degree that its clients have or have not prepared for Y2K. The client's ability to continue servicing their debts can, in many cases, be dependent on their ability to process work for themselves and from their third party vendors.

The Company has completed and established a detailed plan to prepare for the year 2000. The Federal Financial Institutions Examination Counsel (FFIEC) has made recommendations to the financial community for preparing for Y2K. The Company has incorporated their suggestions and timelines within its Y2K plan. The plan has five distinct phases, these being: awareness, assessment, renovation, validation, and implementation. The following table shows the Company's progress in each of these phases.

----------------------------------------------------------------------------------------------------------------
Phase                FFIEC mandated    Bank's date of        Comments
                          date           completion
----------------------------------------------------------------------------------------------------------------
Awareness                 06-30-1998        09-30-1997       Established Y2K Team
----------------------------------------------------------------------------------------------------------------
Assessment                09-01-1998        03-01-1998       The assessment phase was conducted with the help
                                                             of a consultant.  The software vendor assessed
                                                             core-processing systems.
----------------------------------------------------------------------------------------------------------------
Renovation                12-31-1998        09-30-1998       Renovation is complete.  All hardware has been
                                                             upgraded or replaced.  All required software has
                                                             been purchased and installed.
----------------------------------------------------------------------------------------------------------------
Validation                03-31-1999        01-31-1999       The Company's wide area network and software used
                                                             throughout the network has been validated.  The
                                                             Company completed testing  released versions of
                                                             its core banking software for loan, deposit, and
                                                             check processing software.
----------------------------------------------------------------------------------------------------------------
Implementation            06-30-1999        03-31-1999       Completed testing all of the Company's "Mission
                                                             Critical" hardware and software.  Developed a
                                                             viable contingency plan.
----------------------------------------------------------------------------------------------------------------

As the table above shows the Company has successfully completed the five phases outlined by the FFIEC. Testing all of the Company's internal systems has been completed, and the Company feels confident all systems will be fully functional in the year 2000. The Company is working with our third party suppliers to encourage, aid, and monitor their progress. Contingency plans are in place to ensure minimal inconvenience to our clients come January 1, 2000. The Company spent approximately $220 for the Y2K problem. This expense was allocated among consultants, hardware upgrades, and software enhancements. In some cases remediation of the problem resulted in an escalation of hardware and software replacement.

The Company has held a number of Y2K seminars, which were well attended by clients and the community. The Company has identified which clients represent the most exposure to the Company and has a systematic calling program in place to assess the client's degree of preparedness. To date the Company has not identified any clients requiring a specific Y2K loan loss reserve allocation.

While liquidity needs are not presently known, the Company has formulated plans to increase liquidity for the Y2K event should it become necessary. Such plans include additional lines of credit with various lenders including the Federal Reserve, the Federal Home Loan Bank and correspondent banks. The Company presently has in excess of $80,000 in overnight or term credit available. In addition the Company will consider asset sales and out of area liability acquisition to supplement core deposit growth. It is hoped that local and national education programs dissuade panic among consumers and alleviate the need for exceptional liquidity measures.

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

Interest rate risk is managed through the monitoring of the Company's balance sheet by subjecting various asset and liability categories to interest rate shocks and gradual interest rate movements over a one year period of time. Interest rate shocks use an instantaneous adjustment in market rates of large magnitudes on a static balance sheet to determine the effect such a change in interest rates would have on the Company's net interest income and capital for the succeeding twelve-month period. Such an extreme change in interest rates and the assumption that management would take no steps to restructure the balance sheet does limit the usefulness of this type of analysis. This type of analysis tends to provide a best case or worst case scenario. A more reasonable approach utilizes gradual interest rate movements over a one-year period of time to determine the effect on the Company's net interest income.

The Company utilizes the services of The Federal Home Loan Bank's asset/liability modeling software to determine the effect of a simultaneous shift in interest rates. Interest rate shock scenarios are provided quarterly, while the gradual interest rate movement forecast is provided semi-annually in March and September. Interest rate shock scenarios are modeled in 100 basis point increments for shifts of plus or minus 4 percent in the federal funds rate. The more realistic forecast assumes a gradual interest rate movement of plus or minus 2.40% change in the federal funds rate over a one-year period of time with rates moving up or down 0.60% each quarter. The model used is based on the concept that all rates do not move by the same amount. Although certain assets and liabilities may have similar repricing characteristics, they may not react correspondingly to changes in market interest rates. In the event of a change in interest rates, prepayment of loans and early withdrawal of time deposits would likely deviate from those previously assumed. Increases in market rates may also affect the ability of certain borrowers to make scheduled principal payments.

The model attempts to account for such limitations by imposing weights on the differences between repricing assets and repricing liabilities within each time segment. These weights are based on the ratio between the amount of rate change of each category of asset or liability, and the amount of change in the federal funds rate. Certain non-maturing liabilities such as checking accounts and money market deposit accounts are allocated among the various repricing time segments to meet local competitive conditions and management's strategies

The Company strives to manage the balance sheet so that net interest income is not negatively impacted more than 15% given a change in interest rates of plus or minus 200 basis points. Current evaluations show the Bank is within its established guidelines.

The following table shows the estimated impact of the various interest rate scenarios used in the software modeling based on data provided by the Company to the Federal Home Loan Bank as of June 30, 1999 for the interest rate shock analysis and as of March 31, 1999 for the gradual interest rate movement forecast. The table shows estimates of changes in net interest income. For illustrative purposes the base figure of $15,245 used in the interest rate shock analysis is the annualized actual net interest income for the first six months of 1999. The base figure of $14,627 used in the gradual interest rate movement forecast is the annualized actual net interest income for the first three months of 1999. Due to the various assumptions used for this modeling, no assurance can be given that projections will reflect actual results.

                          Interest Rate Shock Analysis
                Net Interest Income and Market Value Performance
                             (dollars in thousands)

           --------------------      -----------------------------------------------
                 Projected                          Net Interest Income
                  Interest                Estimated        $ Change       % Change
                Rate Change                 Value          from Base      from Base
           --------------------      -----------------------------------------------
                   +200                  16,389              1,144          7.50%
                   +100                  15,807                562          3.69%
                   Base                  15,245                  0          0.00%
                   -100                  14,749               (496)        -3.26%
                   -200                  14,240             (1,005)        -6.59%
           -------------------------------------------------------------------------

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

                               PACIFIC CONTINENTAL CORPORATION
                                            (Registrant)



Dated   October 26, 1999       /s/ J. Bruce Riddle
       --------------------    -------------------------------------
                               J. Bruce Riddle
                               President and Chief Executive Officer



Dated   October 26, 1999       /s/ Hal Brown
       -------------------     -------------------------------------
                               Hal Brown
                               Senior Vice President and Chief Financial Officer