Form 10-K
period 1999-12-31
PACIFIC CONTINENTAL CORP
filed 2000-03-27
CIK 1084717

                       SECURITIES & EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                        COMMISSION FILE NUMBER 0-30106

                        PACIFIC CONTINENTAL CORPORATION
            (Exact name of registrant as specified in its charter)

        OREGON                                              93-1269184
(State of Incorporation)                        (IRS Employer Identification No)

                              111 West 7th Avenue
                            Eugene, Oregon   97401
                   (Address of principal executive offices)

                                (541) 686-8685
                        (Registrant's telephone number)

           Securities registered pursuant to 12(b) of the Act:  None

              Securities registered pursuant to 12(g) of the Act:
                         $1.00 Par Value Common Stock

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes   X   No ___

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any
amendment to this Form 10-K.    (   )

The aggregate market value of the voting stock held by non-affiliates was $58,287,007, based on the closing price at February 29, 1999 of $12.75.

The number of shares outstanding of each of the registrant's classes of common stock, as of February 29, 2000 was 4,571,530 shares of $1.00 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part II incorporates by reference information from the registrant's Annual Report to Shareholders for the period ended December 31, 1999. Parts I and II incorporates by reference information from the registrant's definitive proxy statement for the annual meeting of shareholders scheduled for April 25, 2000.

                        PACIFIC CONTINENTAL CORPORATION
                                   FORM 10-K
                                 ANNUAL REPORT
                               TABLE OF CONTENTS
                               -----------------

PART 1                                                                               Page
------                                                                               ----
Item 1:       Business                                                                  3

Item 2:       Properties                                                               14

Item 3:       Legal Proceedings                                                        15

Item 4:       Submission of Matters to a Vote of Security Holders                      15

PART II       (Items 5 through 8 are incorporated by reference from Pacific
-------       Continental Corporation's 1999 Annual Report to Shareholders)

Item 5:       Market for Registrant's Common Equity and Related                        15
              Stockholder Matters

Item 6:       Selected Financial Data                                                  16

Item 7:       Management's Discussion and Analysis of Financial                        16
              Condition and Results of Operations

Item 7a:      Quantitative and Qualitative Disclosures About Market Risk               16

Item 8:       Financial Statements and Supplementary Data                              16

Item 9:       Changes In and Disagreements with Accountants                            16
              on Accounting and Financial Disclosure

PART III      (Items 10 through 13 are incorporated by reference from
--------      Pacific Continental  Corporation's definitive proxy statement for the annual meeting of shareholders scheduled for April 25, 2000)

Item 10:      Directors and Executive Officers of the Registrant                       16

Item 11:      Executive Compensation                                                   16

Item 12:      Security Ownership of Certain Beneficial Owners                          16
              and Management

Item 13:      Certain Relationships and Related Transactions                           17

PART IV
-------

Item 14:      Exhibits, Financial Statement Schedules, and Reports                     17
              on Form 8-K

SIGNATURES                                                                             18
----------

                                    PART I
                                    ------

ITEM 1.   Business
------------------
General

Pacific Continental Corporation (the "Company", or the "Registrant"), an Oregon corporation and one-bank holding company located in Eugene, Oregon. The Company was organized on June 7, 1999, pursuant to a holding company reorganization of Pacific Continental Bank, its wholly owned subsidiary.

The Company's principal business activities are conducted through its full-service commercial bank subsidiary, Pacific Continental Bank (the "Bank"), an Oregon state-chartered bank with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 1999, the Bank had facilities in six Oregon cities and towns and operated eight full-service and one limited-service offices.

Results

For the year ended December 31, 1999, the operations of the Registrant on a combined basis earned net income of $5.4 million or $1.12 per diluted share. The combined equity of the Registrant at December 31, 1999, was $27.1 million with 4.6 million shares outstanding and a book value of $5.90 per share. Net loans, including loans held for sale, of $209.5 at December 31, 1999, represented 77 percent of total assets. Deposits total $224.2 million at year-end 1999. For more information regarding the Company's results, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Financial Statements and Supplementary Data" incorporated by reference from the Company's Annual Report.

Holding Company Formation

At the 1999 Annual Shareholder Meeting, the shareholders of the Bank approved a plan of corporate reorganization in which the Bank became a wholly owned subsidiary of the newly formed bank holding company, Pacific Continental Corporation. Under the terms of this reorganization, all Bank shares of common stock were exchanged for common stock of the Company on a share-for-share basis. The Bank's common stock was registered as a class with the FDIC, under Section 12(g) of the Securities and Exchange Act of 1934 (the "Act"). As a result of the reorganization, the Company became the successor registrant under Section 12(g) pursuant to SEC Rule 12g-3.

                                   THE BANK

General

The Bank commenced operations on August 15, 1972. The Bank is engaged in general commercial banking, with emphasis on lending to small and medium-sized businesses and construction lending for commercial facilities and single family residences. The Bank operates under the banking laws of the State of Oregon and the rules and regulations of the FDIC.

The Bank provides a wide range of financial services tailored to the needs of the community. The Bank's strategy is to emphasize its local affiliations and to provide high quality banking services to individuals and businesses.

Primary Market Area

The Bank's markets consist of Lane, Washington, and Linn Counties in the State of Oregon. The Bank has six full-service offices in Lane County, two full-service offices in Washington County, and one limited-service office in Linn County. Within Lane County, the Bank has its administrative office and three branch offices in Eugene, one branch office in Springfield, and one branch office in Junction City.

The Bank has received regulatory approval to open a new office in Eugene, which is tentatively scheduled to open in the Spring of 2000. Within Washington County, the Bank has a branch office in Beaverton and one branch office in Tualatin. Within Linn County, the Bank has one limited-service branch office in Halsey.

Competition

The Bank competes with a number of commercial banks, savings banks, and credit unions. Commercial banking within the State of Oregon is highly competitive for both deposit dollars and loans. The Bank differentiates itself by providing superior levels of service for its selected client base. The Bank focuses on small to medium-size businesses, their owners and professionals in addition to local construction lending.

Services Provided

Lending Activities

The Bank emphasizes two areas of lending within its primary market area: loans to small and medium-size businesses and loans to builders for the construction of commercial facilities and single family residences.

Commercial loans, secured and unsecured are made primarily to small and medium-size businesses operating in Lane and Washington Counties and surrounding areas. These loans are available for general operating purposes, acquisition of fixed assets, purchases of equipment and machinery, financing of inventory and accounts receivable, and other business purposes. The Bank also originates Small Business Administration ("SBA") loans and loans guaranteed by the Farm Service Agency. The Bank has a preferred lender status with the SBA.

Within its primary markets, the Bank concentrates on construction loan financing for commercial facilities and for pre-sold, custom, and speculative home construction. The major thrust of residential construction lending is for the construction of single family residences. The Bank also finances requests for duplexes and other multi-family residences.

Fixed-rate and variable rate residential mortgage loans are offered through the Bank's mortgage loan department. Nearly 95% of the residential mortgage loans originated are sold in the secondary market along with the mortgage loan servicing rights.

The Bank makes secured and unsecured loans to individuals for various purposes including purchases of automobiles, mobile homes, boats and other recreational vehicles, home improvements, education, and personal investment.

The Bank offers credit card services to its consumer and business customers. The Bank uses an outside vendor for credit card processing. In addition, the Bank provides merchant bankcard processing services to the Bank's business customers through an outside processor.

The Board of Directors has approved specific lending policies and procedures for the Bank and is responsible for implementation of the policies. The lending policies and procedures include guidelines for loan term, loan-to-value rates, collateral appraisals, and interest rates. The loan policies also vest varying levels of loan authority in management, the Bank's Asset and Liability Committee, and the Board of Directors. Management of the Bank monitors lending activities through weekly management meetings, monthly reporting, and periodic review of loans.

Deposit Services

The Bank offers a full range of deposit services that are typically available in most banks and savings banks, including checking accounts, savings, money market accounts, and time deposits. The transaction accounts and time deposits are tailored to the Bank's primary market area at rates competitive with those offered in the area. Additional funds are generated through national networks for institutional deposits of $99,000 or more. All deposit accounts are insured by the FDIC to the maximum amount permitted by law.

The Bank has invested in image technology for the processing of checks. The Bank is the only financial institution in Lane, Washington, and Linn Counties offering this service. In addition, the Bank allows 24-hour customer access to deposit and loan information via telephone and cash management products. Subsequent to year-end 1999, the Bank began to offer an online internet banking product to individuals and businesses.

Other Services

The Bank provides other traditional commercial and consumer banking services, including safe deposit services, debit and ATM cards, savings bonds, cashier's checks, travelers checks, notary services and others. The Bank is a member of the Star, Explore, and Plus ATM networks and utilizes an outside processor for the processing of these automated transactions.

Employees

At December 31, 1999, the Bank employed 121 full time equivalent employees. None of these employees are represented by labor unions. A number of benefit programs are available to eligible employees, including group medical plans, paid sick leave, paid vacation, group life insurance, 401(k) plans, and stock option plans.

Supervision and Regulation

General

The Company and subsidiaries are extensively regulated under federal and state law. These laws and regulations are primarily intended to protect depositors, not shareholders. The discussion below describes and summarizes certain statutes and regulations. These descriptions and summaries are qualified in their entirety by reference to the particular statute or regulation. Changes in applicable laws or regulations may have a material effect on the business and prospects of the Company. The operations of the Company may also be affected by changes in the policies of banking and other government regulators. The Company cannot accurately predict the nature or extent of the effects on its business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.

Changes in Banking Laws and Regulations

The laws and regulations that affect banks and bank holding companies have recently undergone significant changes. On November 12, 1999, the president signed into law the Financial Services Modernization Act of 1999. Generally, the act (i) repeals the historical restrictions on preventing banks from affiliating with securities firms, (ii) provides a uniform framework for the activities of banks, savings institutions, and their holding companies, (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provides an enhanced framework for protecting the privacy of consumers' information, and (v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

Bank holding companies are permitted to engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities activities. In addition, in a change from previous law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities, so long as such company meets certain regulatory requirements. The act also permits national banks (and, in states with wildcard statutes, certain state banks), either directly or through operating subsidiaries, to engage in certain non-banking financial activities.

The Company does not believe that the act will negatively affect the operations of it or the Bank. However, to the extent the legislation permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets currently served by the Company and the Bank.

Federal Bank Holding Company Regulation

The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended (the "BHCA"), and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must file quarterly and annual reports with the Federal Reserve and must provide it with such additional information as it may require.

Holding Company Bank Ownership. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5 percent of such shares, (ii) acquiring all or substantially all of the assets of another bank or bank holding company, or (iii) merging or consolidating with another bank holding company.

Holding Company Control of Nonbanks. With some exceptions, the BHCA also prohibits a bank holding company from acquiring or retaining direct or indirect ownership of control of more than 5 percent of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities closely related to the business of banking or of managing or controlling banks.

Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. The regulations and restrictions limit the Company's ability to obtain funds from the Bank for its cash needs, including, funds for payment of dividends, interest, and operational expenses.

Tying Arrangements. Under the Federal Reserve Act and certain regulations of the Federal Reserve, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connections with any extension of credit, lease or sale of property, or furnishing or services. For example, Pacific Continental Bank may not generally require a customer to obtain other services from it or the Company, and may not require that the customer promise not to obtain other services from a competitor as a condition to an extension of credit to the customer.

State Law Restrictions. As an Oregon corporation, the Company is subject to certain limitations and restrictions under applicable Oregon corporate law. For example, state law restrictions in Oregon include limitations and restrictions relating to: indemnification of directors, distributions to shareholders, transactions involving directors, officers or interest shareholders, maintenance of books, records and minutes, and observance of certain corporate formalities.

Federal and State Regulation of Pacific Continental Bank

The Bank is an Oregon stock bank with deposits insured by the FDIC and is subject to the supervision and regulation of the Oregon Director of Banks and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

CRA. The Community Reinvestment Act (the "CRA") requires that, in conjunction with or examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluates the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not covered above and who are not employees, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent, or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

Regulation of Management. Federal law (i) sets forth circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency; (ii) places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; (iii) prohibits management personnel of a bank from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

FDICIA. Under the Federal Deposit Insurance Corporation Improvement Act (the "FDICIA"), each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution, which fails to meet these standards, must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management believes that Pacific Continental Bank meets all such standards, and therefore does not believe that these regulatory standards materially affect the Company's business operations.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking.
Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has opted out. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

Oregon enacted "opting in" legislation in accordance with the Interstate Act provisions allowing banks to engage in interstate merger transactions subject to certain "aging" requirements. Branches may not be acquired or opened separately in Oregon by an out-of-state bank, but once an out-of-state bank has acquired a bank within Oregon, either through merger or acquisition of all or substantially all of the bank's assets, the out-of-state bank may open additional branches within Oregon. Under FDIC regulations, banks are prohibited from using their interstate branches primarily for deposit production. The FDIC has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Deposit Insurance

The deposits of Pacific Continental Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF") administered by the FDIC. The Bank is required to pay semiannual deposit insurance premium assessments to the FDIC.

The FDICIA included provisions to reform the Federal deposit insurance system, including the implementation of risk-based deposit insurance premiums. The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on much risk they present to BIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

Dividends

The principal source of the Company's cash revenues is dividends received from Pacific Continental Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Other than the laws and regulations noted above which apply to all banks and bank holding companies, neither the Company nor the Bank are currently subject to any regulatory restrictions on its dividends.

Capital Adequacy

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

The Federal Reserve also employs a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines.

The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the Federal Reserve expects an additional cushion of at least 1% to 2%.

Effects of Government Monetary Policy

The earnings and growth of the Company are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on the Company cannot be predicted with certainty.



Statistical Information

The following charts present certain expanded financial information not otherwise contained in the Company's Annual Report to Shareholders. Most of the information is required by Guide 3, as adopted by the Securities and Exchange Commission.


Selected Quarterly Information

The following chart contains data for the last eight quarters ending December 31, 1999. All data, except per share data, is in thousands of dollars.

---------------------------------------------------------------------------------------------------------------------
YEAR                                          1999                                            1998
---------------------------------------------------------------------------------------------------------------------
QUARTER                     Fourth      Third     Second      First         Fourth      Third     Second      First
---------------------------------------------------------------------------------------------------------------------
Interest income               $6,085     $5,721     $5,513     $5,305         $5,290     $4,995     $4,935     $4,622
Interest expense               1,839      1,640      1,579      1,585          1,503      1,534      1,457      1,467
Net interest income            4,246      4,081      3,934      3,720          3,787      3,461      3,478      3,155
Provision for loan loss           35        200        200        300            200        200        210        200
Noninterest income             1,108        967      1,121        997          1,174        934      1,102        846
Noninterest expense            2,954      2,674      2,631      2,441          2,654      2,281      2,358      2,076
Net income                     1,453      1,342      1,364      1,215          1,297      1,177      1,251      1,048

-------------------------
PER COMMON
SHARE DATA
-------------------------
Net income (basic)            $ 0.31      $0.29     $ 0.28      $0.25         $ 0.27      $0.25     $ 0.26      $0.23
Cash dividends declared         0.15          -       0.13                      0.12          -       0.12          -
---------------------------------------------------------------------------------------------------------------------

Investment Portfolio

The following chart contains information regarding the Company's investment portfolio. All of the Company's investment securities are accounted for as available-for-sale and are reported at estimated market value. The difference between estimated fair value and amortized cost, net of deferred taxes, is a separate component of stockholder's equity.

                             INVESTMENT PORTFOLIO
                            ESTIMATED MARKET VALUE

                            (dollars in thousands)

----------------------------------------------------------------------------------------------------------
                                                                             December 31
                                                          ------------------------------------------------
                                                                 1999            1998            1997
----------------------------------------------------------------------------------------------------------
US Treasury, US Government agencies and corporations,
    and agency mortgage-backed securities                          $31,933         $26,693         $23,639
Taxable obligations of states and political subdivisions               907             921           1,075
Other mortgage-backed securities & corporate notes                   2,010           3,516           5,663
                                                          ------------------------------------------------
     Total                                                         $34,850         $31,130         $30,377

The following chart presents the amount of each investment category by maturity date and includes a weighted average yield for each period. Mortgage-backed securities have been classified based on their December 31, 1999, projected average life.

                         SECURITIES AVAILABLE FOR SALE
                               DECEMBER 31, 1999
                            (dollars in thousands)

                                                            After One               After Five
                                                             Year But                Years But
                                      Within                  Within                  Within                  After
                                     One Year               Five Years               Ten Years              Ten Years
                            ----------------------------------------------------------------------------------------------
                               Amount     Yield        Amount     Yield        Amount      Yield        Amount      Yield
                            --------------------    --------------------    ---------------------    ---------------------
US Treasury, US
 Government agencies
    and agency mortgage-
    backed securities            $7,692     6.49%       $14,424     6.32%        $2,816      6.72%        $7,001      6.49%
Obligations of states and
   Political subdivisions             -        -              -        -              -         -            907      7.94%
Other securities & corp.              -        -          2,010     7.00%             -         -              -         -
 notes
                            ----------------------------------------------------------------------------------------------
Total                            $7,692     6.49%       $16,434     6.40%        $2,816      6.72%        $7,908      6.66%

Loan Portfolio

The following charts contains information related to the Company's loan portfolio for the five-year period ending December 31, 1999.

                                LOAN PORTFOLIO
                            (dollars in thousands)

-------------------------------------------------------------------------------------------------------------------
                                                                            December 31,
                                              ---------------------------------------------------------------------
                                                    1999          1998          1997          1996          1995
-------------------------------------------------------------------------------------------------------------------
Loan Portfolio
Commercial Loans                                   $ 56,485      $ 50,847      $ 35,475      $ 32,065       $26,528
Real Estate Loans                                   144,869       123,427       100,351        85,440        56,650
Loans held for sale                                   2,767         6,996         5,497         2,023         2,364
Consumer Installment Loans                            8,984         7,185         5,515         4,417         3,900
                                              ---------------------------------------------------------------------
                                                    213,105       188,455       146,838       123,945        89,442
Deferred loan origination fees                       (1,125)       (1,094)       (1,132)       (1,002)         (560)
                                              ---------------------------------------------------------------------
                                                    211,980       187,361       145,706       122,943        88,882
Allowance for loan loss                              (2,448)       (2,070)       (1,504)         (949)         (807)
                                              ---------------------------------------------------------------------
                                                   $209,532      $185,291      $144,202      $121,994       $88,075


-------------------------------------------------------------------------------------------------------------------
                                                                             December 31,
                                              -----------------------------------------------------------------------
                                                    1999          1998          1997          1996           1995
---------------------------------------------------------------------------------------------------------------------
Nonperforming Assets
Nonaccrual loans                                     $1,422        $  873         $ 139         $  14           $   -
90 or more days past due and still accruing             464           247           655            86              18
                                              -----------------------------------------------------------------------
   Total nonperforming loans                          1,886         1,120           794           100              18
Other real estate                                       125                         200
                                              -----------------------------------------------------------------------
   Total nonperforming assets                        $2,011        $1,120         $ 994         $ 100           $  18

Nonperforming assets as a percentage of
  of total loans                                       0.95%         0.60%         0.68%         0.08%           0.02%

The following table presents loan portfolio information by loan category related to maturity and repricing sensitivity. Variable rate loans are included in the time frame in which the interest rate on the loan could be first adjusted. Nonaccrual loans, totaling $1,422 are included.

                     MATURITY AND REPRICING DATA FOR LOANS
                               December 31, 1999
                            (dollars in thousands)

                                          Commercial       Real Estate       Consumer              Total
----------------------------------------------------------------------------------------------------------------
Three months or less                            $43,792         $ 47,114          $ 8,609               $ 99,515
Over three months through 12 months                 915            2,488              454                  3,857
Over 1 year through 3 years                       4,064           28,115            1,845                 34,024
Over 3 years through 5 years                      2,774           67,052            1,089                 70,915
Over 5 years through 15 years                     2,826                0            1,968                  4,794
                                     ---------------------------------------------------------------------------
   Total loans                                  $54,504         $145,552          $13,049               $213,105


Allowance for Loan Loss

The following chart presents information about the Company's allowances for loan loss. The Company does not allocate the allowance among specific loan types or categories. In management's opinion such allocation has limited value. Management evaluates the allowance monthly and considers the amount to be adequate to absorb possible loan losses.

                           ALLOWANCES FOR LOAN LOSS
                            (dollars in thousands)

-------------------------------------------------------------------------------------------------------------------
                                                                            December 31,
                                              ---------------------------------------------------------------------
                                                    1999          1998          1997          1996          1995
-------------------------------------------------------------------------------------------------------------------
Allowance for loan losses
Balance at beginning of year                         $2,070        $1,504        $  949         $ 807         $ 732
  Charges to the allowance
      Real estate loans                                (248)           (0)          (84)           (0)           (0)
      Consumer installment loans                        (80)          (57)          (74)          (41)          (20)
      Commercial                                        (49)         (256)         (125)         (125)         (138)
                                              ---------------------------------------------------------------------
  Total charges to the allowance                       (377)         (313)         (283)         (166)         (174)
  Recoveries                                             20            69           108            18            39
  Provisions                                            735           810           730           290           210
                                              ---------------------------------------------------------------------
Balance at end of the year                           $2,448        $2,070        $1,504         $ 949         $ 807

Net charge offs as a percentage of  total
 average loans                                         0.18%         0.15%         0.12%         0.13%         0.16%


Deposits

Deposits represent a significant portion of the Company's liabilities. Average balance and average rates paid by category of deposit is included in Table I, Average Balance Analysis of Net Interest Earnings, within the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference. The chart below details the Company's time deposits at December 31, 1999. The Company does not have any foreign deposits. Variable rate deposits are listed by first repricing opportunity.

                                 TIME DEPOSITS
                            (dollars in thousands)

                                               Time Deposits        Time Deposits
                                                 of $100,000         of less than                Total
                                                     or more             $100,000        Time Deposits
                                           ---------------------------------------------------------------
Three months or less                                 $12,329             $  8,676              $21,005
Over three months through twelve months               13,803               12,854               26,657
Over one year through three years                      1,324                2,983                4,307
Over three years                                         112                  805                  917
                                           -----------------------------------------------------------
                                                     $27,568             $ 25,318              $52,886

Short-term Borrowings

The Company uses short-term borrowings to fund fluctuations in deposits and loan demand. The Company's only subsidiary, Pacific Continental Bank, has access to both secured and unsecured overnight borrowing lines. At December 31, 1999, available unsecured borrowing lines with various correspondent banks totaled $27,500. The Federal Home Loan Bank of Seattle (FHLB) also provides a secured overnight borrowing line using a blanket pledge of various Bank assets. The Bank's FHLB borrowing limit, subject to sufficient collateral and stock investment, is 15% of the Bank's December 31, 1998, total assets, or approximately $36,300 million. In addition at year-end, the Bank established a secured overnight borrowing line with the Federal Reserve Bank of San Francisco totaling $18,902. This borrowing line was established in the event of Y2K liquidity issues. Subsequent to year-end, the Bank reduced the Federal Reserve Bank secured borrowing line to $2,500. The following table presents additional information on the Bank's short-term borrowing for the three years ended December 31, 1999.

                             SHORT TERM BORROWINGS
                            (dollars in thousands)

                                                               1999              1998              1997
                                                       -----------------------------------------------------
Federal Funds Purchased
   Average interest rate
      At year end                                                   5.97%             4.55%             6.27%
      For the year                                                  5.29%             5.69%             5.66%
   Average amount outstanding for the year                       $ 7,786           $ 6,274            $2,439
   Maximum amount outstanding at any month end                   $11,200           $12,500            $7,150
   Amount outstanding at year end                                $ 5,800           $ 8,600            $7,150

ITEM  2   Properties
--------------------

The principal properties of the registrant are comprised of the banking facilities owned by the Bank and subsidiaries of the Bank. The Bank operates eight full service facilities and one limited service facility. A ninth full service facility is scheduled to open during the 2nd quarter 2000. The Bank and Bank subsidiaries own a total of six buildings and owns the land under four of the buildings. Significant properties owned by the Bank are as follows:

1) Three-story building with approximately 30,000 square feet located on Olive Street in Eugene, Oregon. The Bank occupies the first two floors and rents out the third floor to various tenants. The building is on leased land.

2) Building and land with approximately 8,000 square feet located on High Street in Eugene, Oregon.

3) Three-story building and land with approximately 31,000 square feet located in the Gateway area of Springfield, Oregon. The Bank occupies approximately 5,500 square feet of the first floor and leases out or is seeking to lease out the remaining space.

4) Building and land with approximately 3,500 square feet located in Beaverton, Oregon.

5) Building and land with approximately 2,000 square feet located in Junction City, Oregon.

The Bank leases facilities for one branch office in Tualatin, Oregon, one limited service office in Halsey, Oregon, and two branch offices located in Eugene, Oregon. In addition, the Bank leases a portion of an adjoining building to the High Street office for various data processing functions.

The Bank will own the building for the full service facility located on West 11th Avenue in Eugene, Oregon, which is scheduled to open during the 2nd quarter 2000. The West 11th office will be on leased land. During the year 2000, the Bank plans to move its data processing functions to the 3rd floor of the Olive Street building.

ITEM 3    Legal Proceedings
---------------------------

As of the date of this report, neither the Company nor the Bank is party to any material pending legal proceedings, including proceedings of governmental authorities, other than ordinary routine litigation incidental to the business of the Bank.

ITEM 4    Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

None


                                    PART II
                                    -------

ITEM 5    Market for Registrant's Common Equity and Related Stockholder Matters
-------------------------------------------------------------------------------

Pacific Continental Corporation common stock trades on the NASDAQ OTC Bulletin Board under the symbol PCBK. The primary market makers currently are Pacific Crest Securities and Ragen MacKenzie, Inc. At February 29, 2000, the Company had 4,571,530 shares of common stock outstanding held by approximately 1,224 shareholders.

The high, low and closing sales prices for the last eight quarters are shown in the table below. Figures have been retroactively adjusted to reflect the 3 for 2 stock split in 1998.


-------------------------------------------------------------------------------------------------------------------
YEAR                                        1999                                        1998
                              ----------------------------------------    -----------------------------------------
QUARTER                          Fourth    Third     Second    First         Fourth     Third     Second    First
-------------------------------------------------------------------------------------------------------------------
Market value:
   High                           $14.00    $16.38    $15.50    $17.50        $19.00     $20.00    $23.25    $22.50
   Low                             12.75     13.75     13.00     14.00         14.00      15.50     18.00     15.00
   Close                           13.00     14.00     13.75     15.38         17.88      15.50     18.50     22.00

The Company has a history of paying semi-annual cash dividends, typically in June and December. A history of cash dividends declared and paid is included in
Item 1: Business, under the section titled "Selected Quarterly Information".

ITEM 6    Selected Financial Data
---------------------------------

The information regarding "Selected Financial Data" is incorporated by reference from portions of the Company's 1999 Annual Report to Shareholders, which are included in Exhibit 13 to this report.

ITEM 7    Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ---------------------

The information regarding "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated by reference from portions of the Company's 1999 Annual Report to Shareholders, which are included in
Exhibit 13 to this report.

ITEM 7A   Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

The information regarding "Quantitative and Qualitative Disclosures About Market Risk" is incorporated by reference from portions of the Company's 1999 Annual Report to Shareholders, which are included in Exhibit 13 to this report.


ITEM 8    Financial Statements and Supplementary Data
-----------------------------------------------------

The information regarding "Financial Statements and Supplementary Data" is incorporated by reference from portions of the Company's 1999 Annual Report to Shareholders, which are included in Exhibit 13 to this report.


ITEM 9    Changes In and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
          Financial Disclosure
          --------------------

None


                                   PART III
                                   --------

ITEM 10   Directors and Executive Officers of the Registrant
------------------------------------------------------------

The information regarding "Directors and Executive Officers of the Registrant" of the Bank is incorporated by reference from the sections entitled "PROPOSAL NO. 1 - ELECTION OF DIRECTORS--Nominees and Continuing Directors," "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "COMPLIANCE WITH
SECTION 16(a) FILING REQUIREMENTS" of the Company's 2000 Annual Meeting Proxy Statement (the "Proxy Statement").


ITEM 11   Executive Compensation
---------------------------------

The information regarding "Executive Compensation" is incorporated by reference from the sections entitled "INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES--Compensation of Directors," and "EXECUTIVE COMPENSATION" of the Proxy Statement.


ITEM 12   Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

The information regarding "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference from the sections entitled "PROPOSAL NO. 1 - ELECTION OF

DIRECTORS--Nominees and Continuing Directors," and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" of the Proxy Statement.

ITEM 13   Certain Relationships and Related Transactions
---------------------------------------------------------

The information regarding "Certain Relationships and Related Transactions" is incorporated by reference from the section entitled "TRANSACTIONS WITH MANAGEMENT" of the Proxy Statement.


                                    PART IV
                                    -------

ITEM 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)(1)    Financial Statements

Financial Statements are incorporated by reference to the Bank's Annual Report to Shareholders for the fiscal year ended December 31, 1999, included as part of exhibit 13 to this Report.

(a)(2)    Financial Statement Schedules

All other schedules to the financial statements required by Regulation S-X are omitted because they are not applicable, not material, or because the information is included in the financial statements or related notes

(a)(3)    Exhibit Index
Exhibit
3.1       Articles of Incorporation (1)
3.2       Bylaws (1)
10.1      1992 Incentive Stock Option Plan (1)
10.2      1995 Incentive Stock Option Plan (1)
10.3      1999 Employee Stock Option Plan (1)
10.4      1995 Directors' Stock Option Plan (1)
10.5      1999 Directors' Stock Option Plan (1)
10.6      Form of Executive Severance Agreement (1)
13.1 Selected Financial Data, Management's Discussion and Analysis, and Audited Financial Statements And Notes from the Company's 1999 Annual Report to Shareholders
23.1      Accountants Consent of Zirkle Long & Triguiero LLC
27.1      Financial Data Schedule

(1) Incorporated by reference to the Company's Quarterly Report on 10-Q for the Quarter ended June 30, 1999.

(b)       Reports on Form 8-K
          None

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on March 27, 2000.

                                        PACIFIC CONTINENTAL CORPORATION
                                        (Registrant)



                                        By: /s/ J. Bruce Riddle
                                            ------------------------------------
                                            J. Bruce Riddle
                                            President and Chief Executive
                                              Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of March, 2000.

Principal Executive Officer

By /s/ J. Bruce Riddle                  President and Chief Executive Officer
   --------------------------------     and Director
   J. Bruce Riddle


Principal Financial and Accounting Officer

By /s/ Michael A. Reynolds              Vice President and
   --------------------------------     Controller
   Michael A. Reynolds


Remaining Directors

By /s/ Kevin G. Murphy                  Director and
   --------------------------------     Chairman of the Board
   Kevin G. Murphy

By /s/ Robert A. Ballin                 Director             By /s/ Donald G. Montgomery          Director
   --------------------------------                             -----------------------------
   Robert A. Ballin                                             Donald G. Montgomery

By /s/ Donald A. Bick                   Director             By /s/ James W. Putney               Director
   --------------------------------                             -----------------------------
   Donald A. Bick                                               James W. Putney

By /s/ Larry G. Campbell                Director             By /s/ Ronald F. Taylor              Director
   --------------------------------                             -----------------------------
   Larry G. Campbell                                            Ronald F. Taylor

By /s/ Michael Holcomb                  Director
   --------------------------------
   Michael Holcomb