Form 10-Q
period 2000-03-31
PACIFIC CONTINENTAL CORP
filed 2000-05-12
CIK 1084717

      As Filed with the Securities & Exchange Commission on May 12, 2000


                       SECURITIES & EXCHANGE COMMISSION

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
     ________________


                        SEC File Number:        0-30106
                                          -----------------



                        PACIFIC CONTINENTAL CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)


                   OREGON                                 93-1269184
       (State or Other Jurisdiction of                (I.R.S. Employer
       Incorporation or Organization)              Identification Number)

                              111 West 7th Avenue
                             Eugene, Oregon  97401
              (address of Principal Executive Offices) (Zip Code)

                                (541) 686-8685
             (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.     Yes __      No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $1.00 par value, outstanding as of April 30, 2000:     4,535,006
                                                                  --------------

                        PACIFIC CONTINENTAL CORPORATION
                                   FORM 10-Q
                                QUARTERLY REPORT
                               TABLE OF CONTENTS

PART I                    FINANCIAL INFORMATION                  Page
Item 1.    Financial Statements

           Consolidated Statements of Income:                       3
           Three months ended March 31, 2000 and March 31, 1999

           Consolidated Statements of Comprehensive Income:         4
           Three months ended March 31, 2000 and March 31, 1999

           Consolidated Balance Sheets:                             5
           March 31, 2000, December 31, 1999 and March 31, 1999

           Consolidated Statements of Cash Flows:                   6
           Three months ended March 31, 2000 and March 31, 1999

Item 2.    Management's Discussion and Analysis of Financial        7
           Condition and Results of Operations

Item 3.    Market Risk and Balance Sheet Management                10


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                     none

Item 2.    Changes in Securities                                 none

Item 3.    Defaults Upon Senior Securities                       none

Item 4.    Submission of Matters to a Vote of Security Holders   none

Item 5.    Other Information                                     none

Item 6.    Exhibits and Reports on Form 8-K                        11

SIGNATURES                                                         12

                         CONSOLIDATED INCOME STATEMENT
                              Amounts in $1,000's
                                  (Unaudited)

                                                                           Quarter ended March 31,
                                                                         2000                   1999
                                                         -------------------------------------------
Interest income
  Loans                                                                $5,613                 $4,794
  Securities                                                              551                    464
  Dividends from Federal Home Loan Bank                                    35                     38
  Federal funds sold                                                       10                      9
                                                         -------------------------------------------
                                                                        6,208                  5,305
                                                         -------------------------------------------

Interest expense
  Deposits                                                              1,711                  1,317
  Federal Home Loan Bank borrowings                                       192                    150
  Federal funds purchased                                                 129                    118
                                                         -------------------------------------------
                                                                        2,032                  1,585

            Net interest income                                         4,176                  3,720

Provision for loan losses                                                 150                    300
                                                         -------------------------------------------
            Net interest income after provision                         4,026                  3,420
                                                         -------------------------------------------

Noninterest income
  Service charges on deposit accounts                                     245                    239
  Other fee income, principally bankcard processing                       380                    292
  Loan servicing                                                           44                    147
  Mortgage banking income and gains on sales of loans                      96                    257
  Gain (loss) on sale of securities                                        (7)                     0
  Other                                                                    73                     61
                                                         -------------------------------------------
                                                                          831                    996
                                                         -------------------------------------------

Noninterest expense
  Salaries and employee benefits                                        1,464                  1,319
  Premises and equipment                                                  295                    302
  Bankcard processing                                                     313                    216
  Business development                                                    203                    162
  Other                                                                   453                    442
                                                         -------------------------------------------
                                                                        2,728                  2,441
                                                         -------------------------------------------
            Income before income taxes                                  2,170                  1,975

Provision for income taxes                                                823                    760
                                                         -------------------------------------------

            Net income                                                 $1,306                 $1,215
                                                         -------------------------------------------

Earnings per share
   Basic                                                                $0.29                  $0.25
                                                         -------------------------------------------
   Diluted                                                              $0.28                  $0.25
                                                         -------------------------------------------

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              Amounts in $1,000's
                                  (Unaudited)

                                                                                 Quarter ended
                                                                                   March 31,
                                                                         2000                     1999
                                                     -------------------------------------------------

Net income                                                             $1,306                   $1,215
                                                     -------------------------------------------------

Unrealized losses on Investment Securities
   Unrealized losses arising during the period                           (114)                    (162)
   Reclassification for losses included in
       statement of income                                                  7                        -
                                                     -------------------------------------------------
                                                                         (107)                    (162)
   Income tax benefit                                                      41                       62
                                                     -------------------------------------------------
      Net unrealized losses on securities
         available for sale                                               (66)                    (100)
Comprehensive Income                                                   $1,240                   $1,115
                                                     -------------------------------------------------

                           CONSOLIDATED BALANCE SHEET
                              Amounts in $1,000's
                                  (Unaudited)

                                                                     Mar. 31,        Dec. 31,       Mar. 31,
                                                                         2000            1999           1999
                                                               ---------------------------------------------
ASSETS
  Cash and due from banks                                            $ 13,293        $  9,269       $ 10,884
  Federal funds sold                                                    1,912             683          2,670
                                                               ---------------------------------------------
            Total cash and cash equivalents                            15,205           9,952         13,554

  Securities available-for-sale                                        32,638          34,850         31,116
  Loans held for sale                                                   3,033           2,767          5,640
  Loans, less allowance for loan losses                               216,749         206,765        182,209
  Interest receivable                                                   1,644           1,553          1,381
  Federal Home Loan Bank stock                                          2,190           2,156          2,042
  Property, net of accumulated depreciation                            11,900          11,764         10,630
  Deferred income taxes                                                   702             594            155
  Other assets                                                            717             687          1,053
                                                               ---------------------------------------------

            Total assets                                              284,778         271,088        247,780
                                                               =============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits
    Noninterest-bearing demand                                         61,639          62,532         53,547
    Savings and interest-bearing checking                             109,882         108,757         93,170
    Time $100,000 and over                                             35,017          27,568         34,168
    Other time                                                         28,092          25,318         17,749
                                                               ---------------------------------------------
       Total deposits                                                 234,630         224,175        198,634

  Federal funds purchased                                               8,300           5,800          7,800
  Federal Home Loan Bank term borrowings                               13,000          13,000         11,000
  Accrued interest and other payables                                   1,298           1,002          1,963
                                                               ---------------------------------------------
            Total liabilities                                         257,228         243,977        219,397
                                                               ---------------------------------------------

Stockholders' equity
  Common stock                                                          4,535           4,596          4,821
  Surplus                                                              14,018          14,135         14,697
  Retained earnings                                                     9,557           8,874          8,873
  Accumulated other comprehensive loss                                   (560)           (494)            (8)
                                                               ---------------------------------------------
                                                                       27,550          27,111         28,383
                                                               ---------------------------------------------

             Total liabilities and stockholders' equity              $284,778        $271,088       $247,780
                                                               =============================================

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Amounts in $1,000's
                                  (Unaudited)

                                                                                 For three months ended March 31,
                                                                      -------------------------------------------
                                                                                     2000                1999
                                                                      -------------------------------------------
Cash flows from operating activity:
   Net income                                                                    $  1,306            $  1,215
   Adjustments to reconcile net income to net cash provided
                     by operating activities
      Depreciation                                                                    176                 184
      Provision for loan losses                                                       150                 300
      Origination of loans held for sale                                           (3,901)            (10,105)
      Proceeds from sale of loans held for sale                                     3,635              11,564
      Gain on sales of loans                                                            -                (103)
      Change in interest receivable and other assets                                 (229)               (935)
      Change in payables and other liabilities                                        297               1,074
      Other adjustments                                                               (42)                (25)
                                                                      ---------------------------------------
            Net cash provided by operating activities                               1,390               3,169
                                                                      ---------------------------------------

Cash flows from investing activities
   Proceeds from sales and maturities of securities                                 2,201               4,786
   Purchase of securities                                                             (46)             (4,860)
   Loans made net of principal collections                                        (10,133)             (7,804)
   Proceeds from sales of loans                                                         -               3,748
   Purchase of property                                                              (312)                (98)
                                                                      ---------------------------------------
            Net cash used in investing activities                                  (8,290)             (4,228)
                                                                      ---------------------------------------

Cash flows from financing activities
   Net increase in deposits                                                        10,454               4,305
   Increase (decrease) in fed funds purchased                                       2,500                (800)
   Proceeds from stock options exercised                                              112                 118
   Repurchase of shares                                                              (913)                  -
                                                                      ---------------------------------------
            Net cash provided by financing activities                              12,153               3,622
                                                                      ---------------------------------------

Net increase (decrease) in cash and cash equivalents                                5,253               2,564

Cash and cash equivalents, beginning of period                                      9,952              10,990
                                                                      ---------------------------------------

Cash and cash equivalents, end of period                                         $ 15,205            $ 13,554
                                                                      ---------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion contains a review of Pacific Continental Corporation (the "Company") and its wholly-owned subsidiary Pacific Continental Bank (the "Bank") operating results and financial condition for the first quarter of 2000. When warranted, comparisons are made to the same period in 1999 and to the previous year ended December 31, 1999. The discussion should be read in conjunction with the financial statements (unaudited) contained elsewhere in this report. The reader is assumed to have access to the Company's Form 10-K and portions of the Annual Report to Shareholders incorporated into the 10-K for the previous year ended December 31, 1999, which contains additional statistics and explanations. All numbers, except per share data, are expressed in thousands of dollars.

This discussion may contain certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on these forward-looking statements.

HIGHLIGHTS

Earnings in the first quarter of 2000 were $1,306, up $91, or 7%, over first quarter 1999 earnings of $1,215. Basic earnings per share were $0.29 and $0.25 in the first quarters of 2000 and 1999, respectively, an increase of 16%. Average shares outstanding for the first quarter 2000 and 1999 were 4,576 and 4,806, respectively. The number of shares issued and outstanding declined as a result of the Company's share repurchase plan instituted in July 1999. Period end assets at March 31, 2000, were $284,778, a 15% increase over one year ago. Average assets for the first quarter of 2000 were $275,752, up 15% over average assets in the same quarter one-year ago. Return on assets and return on equity in the first quarter of 2000 were 1.90% and 19.03%. That compares to 2.04% and 17.57% reported in first quarter of 1999.


RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the primary source of the Company's revenue. Net interest income prior to the provision for loan loss, in the first quarter of 2000 increased $456, or 12%, over same period in 1999. This increase is primarily the result of growth of earning assets. Average earning assets increased 14% when compared to the first quarter of 1999.

Net interest margin as a percentage of earning assets was 6.68% in the first quarter of 2000 compared to 6.86% in the same time period in 1999. Overall, the decline in net interest margin resulted from the use of higher rate funding sources, which increased rates paid on liabilities faster than the yield on loans. The rate volume analysis shows the yield on earning assets increased by 15 basis point (0.15%) in the first quarter of 2000 from the first quarter of 1999, while the rate on total liabilities increased by 27 basis points.

A detailed comparison of interest income and interest expense between first quarter 2000 to first quarter 1999 shows that interest income grew by $903. Increased volume of earning assets improved interest income by $723, while higher yields on earning assets improved interest income by $179. The improvement in earning asset yields is attributable to repricing of variable rate loans tied to the prime rate, which rose by 75 basis points from the first quarter 1999. Higher volumes of interest bearing deposits and borrowings increased interest expense by $211, and higher rates on liabilities increased interest expense by $235. In general, the rates paid on liabilities have risen faster than the yield on loans.

Provision for Loan Losses

Below is a summary of the Company's allowance for loan losses for the first three months of 2000:

                                                                  2000
                                                     -----------------

Balance, December 31, 1999                                      $2,448
Provision charged to income                                        150
Loans charged off                                                  659
Recoveries credited to allowance                                     5
                                                     -----------------

Balance, March 31, 2000                                         $1,944
                                                     =================

First quarter 2000 provision for loan losses was $150, compared to $300 for the same quarter last year. The allowance for loan losses at March 31, 2000 was 0.88% of period end loans. That compares to a ratio of 1.15% at December 31, 1999 and 1.23% at March 31, 1999. Net charge offs in first quarter 2000 were $654, which was primarily attributable to a single loan that had been identified and reserved for at December 31, 1999 as a problem loan with some risk of loss. In addition, two other loans were similarly identified and reserved for at December 31, 1999, which have been classified as impaired at March 31, 2000.
The investment in impaired loans at March 31, 2000 was $1,919 of which $1,254 was guaranteed by the government. The valuation allowance assigned to these two loans totaled $380 and is included in the March 31, 2000 ending allowance for loan losses.

Below is a summary of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned for the periods covered in this report:

                                                   Mar. 31, 2000   Dec. 31, 1999   Mar. 31, 1999
                                                   --------------  --------------  --------------
Nonaccrual loans                                         $   433          $1,422           $ 737
Impaired loans                                             1,919               0               0
90 days past due and accruing interest                       217             464             149
Other real estate owned                                      525             125               0
                                                         -------          ------           -----
  Total nonperforming assets                               3,094           2,011             886
Nonperforming loans guaranteed by government              (1,461)           (160)           (215)
                                                         -------          ------           -----
  Total nonperforming assets, net of guaranteed          $ 1,633          $1,851           $ 671

Noninterest Income

Noninterest income decreased $165 or 17% in the first quarter of 2000 when compared to the same period in 1999. The decline in noninterest income in the current quarter is attributable to two categories. Loan servicing fees of $44 in the current quarter are down $103 or 70% from the first quarter 1999 due to an overall decline in the loan servicing portfolio. Part of this decline resulted from a pay down of a serviced loan that required a $54 writedown of a servicing asset booked in 1999. Mortgage banking income and gains on the sales of loans dropped significantly from $257 in first quarter 1999 to $96 in the current quarter, a decline of $161 or 63%. Mortgage banking income in the current quarter was down $73, while gains on the sales of loans were down $88. A general softening of the mortgage market, higher interest rates, and lower levels of refinancing contributed to lower mortgage banking revenues. The Company sold no loans in the current quarter. In the first quarter 1999, the Company sold approximately $2,200 in government guaranteed loans. In the past, the Company has routinely sold loans for purposes of liquidity. Due to the strong growth in core deposits throughout 1999, the Company has sufficient liquidity and access to funding to hold loans in its portfolio. These declines in noninterest income were partially offset by increased revenues in Bankcard processing, which was up $98 or 34% over 1999.

Noninterest Expense

Noninterest expense in the current quarter increased $287 or 12% over the same period in 1999. Salaries and employee benefits were up $145 or 11% over 1999 due to new offices and staff increases in existing offices, combined with a 23% increase in medical benefits costs. Bankcard processing expense increased $97 or 45% and was a direct result of increased volumes. Business development expense increased $41 or 25% due to production and promotional costs related to the Company's new on-line banking product, which became available to customers during the current quarter. The growth in these expense categories was offset slightly by a small decline in premises and equipment costs, down $7 from last year. Higher occupancy and equipment expense related to new office openings has been offset by growth in rental income on the Company's three story Gateway office building in Springfield, Oregon.

Year 2000

The Year 2000 or Y2K problem is a result of the inability of computer software programs to recognize the year 2000, as most programs and systems were designed to store calendar years in the 1900's by assuming the "19" and storing only the last two digits of the year. As the Company has reported in the past, it spent considerable effort in preparing for Y2K in the period leading up to January 1, 2000.

Through the first three months of 2000, the Company has not experienced any significant Y2K problems and has not been informed of any material Y2K problems by it customers or vendors. The Company will continue to monitor the Y2K compliance of its own computer systems and equipment with embedded technology, as well as any Y2K related problems that may be reported to it by third parties with whom it does business.

LIQUIDITY

Liquidity is the term used to define the Company's ability to meet its financial commitments. The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds. The Company derives liquidity primarily through core deposit growth, the maturity of investment securities, and loan payments. Core deposits include demand, interest checking, money market, savings and local time deposits. Additional liquidity is provided through sales of loans, access to national CD markets, public deposits and both secured and unsecured borrowings. Because of seasonal construction and economic activity and client payment of various tax obligations, the Company traditionally experiences slower growth of core deposits during the first quarter of each year typically resulting in funding and liquidity pressures. During the current quarter, core deposits were unchanged from December 31, 1999. As a percentage of total deposits, core deposits were 86% at March 31, 2000 compared to 90% at December 31, 2000. Asset growth of $13,690 in the first quarter was funded primarily with national time deposits, public time deposits, and overnight unsecured borrowings. At March 31, 2000 the Bank had secured and unsecured overnight and term borrowing capacity of approximately $63,800 of which $21,300 was used.

CAPITAL RESOURCES

Capital is the shareholder's investment in the Company. Capital grows through the retention of earnings and the issuance of new stock through the exercise of incentive options and decreases through the payment of dividends and share repurchase programs. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Banking regulations require the Company to maintain minimum levels of capital. The Company manages its capital to maintain a "well capitalized" designation (the FDIC's highest rating). At March 31, 2000, the Company's total capital to risk weighted assets was 12.71%, compared to 14.55% at March 31, 1999. This decline is due to stock repurchases.

During 1999, the Company announced plans to purchase up to 390,000 shares of its stock in the open market. Through March 31, 2000, the Company had purchased 314,000 of its own shares on the open market at an average price per share of $15.07, leaving 76,000 shares still authorized to be repurchased. . Below is a summary of share activity during the first quarter and shares outstanding at March 31, 2000.

     Outstanding shares January 1, 2000         4,595,622
     New shares issued through stock options       11,962
     Shares repurchased through                   (70,905)
                                                ---------
     Outstanding shares March 31, 2000          4,536,679

The Company projects that earnings retention and existing capital will be sufficient to fund anticipated asset growth and the stock repurchase plan, while maintaining a well-capitalized designation from the FDIC.

Item 3.  Market Risk and Balance Sheet Management

The Company's results of operations are largely dependent upon its ability to manage market risks. Changes in interest rates can have significant effects on the Company's financial condition and results of operations. Other types of market risk such as foreign currency exchange rate risk and commodity price risk do not arise in the normal course of the Company's business activities. The Company does not use derivatives such as forward and futures contracts, options, or interest rate swaps to manage interest rate risk.

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

The Company utilizes the services of The Federal Home Loan Bank's asset/liability modeling software to determine the effect of a simultaneous shift in interest rates. Interest rate shock scenarios are modeled in 1 percent increments (plus or minus) in the federal funds rate. The more realistic forecast assumes a gradual interest rate movement of plus or minus 2.40 percent change in the federal funds rate over a one-year period of time with rates moving up or down 0.60 percent each quarter. The model used is based on the concept that all rates do not move by the same amount. Although certain assets and liabilities may have similar repricing characteristics, they may not react correspondingly to changes in market interest rates. In the event of a change in interest rates, prepayment of loans and early withdrawal of time deposits would likely deviate from those previously assumed. Increases in market rates may also affect the ability of certain borrowers to make scheduled principal payments.

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

The Company strives to manage the balance sheet so that net interest income is not negatively impacted more than 15 percent given a change in interest rates of plus or minus 2 percent. Current evaluations show the Bank is within its established guidelines and there no material changes from the Company's position at December 31, 1999.

The following table shows the estimated impact of the various interest rate scenarios used in the software modeling based on data provided by the Company to the Federal Home Loan Bank at March 31, 2000. The table shows estimates of changes in net interest income. For illustrative purposes the base figure of $16,796 used in the interest rate shock analysis is the annualized actual net interest income for the first three months of 2000. Due to the various assumptions used for this modeling, no assurance can be given that projections will reflect actual results.

                          Interest Rate Shock Analysis
                Net Interest Income and Market Value Performance
                             (dollars in thousands)


                 Projected                          Net Interest Income
                  Interest                Estimated         $ Change       % Change
                Rate Change                 Value          from Base      from Base
           --------------------      -----------------------------------------------
                           +200                  17,755            959          5.71%
                           +100                  17,278            482          2.87%
                           Base                  16,796              0          0.00%
                           -100                  16,297           (499)        -2.97%
                           -200                  16,107           (689)        -4.10%

                    Gradual Interest Rate Movement Forecast
                Net Interest Income and Market Value Performance
                            (dollars, in thousands)

                  Projected                          Net Interest Income
                  Interest                 Estimated         $ Change       % Change
                 Rate Change                 Value          from Base      from Base
           --------------------       -----------------------------------------------
                Rising 2.40%                      16,870             74          0.44%
                    Base                          16,796              0          0.00%
              Declining 2.40%                     16,497           (299)        -1.78%

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits:

          27.1      Financial Data Schedule

(b)       Reports on Form 8-K

          None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PACIFIC CONTINENTAL CORPORATION
                                               (Registrant)



Dated   May 12, 2000                   /s/ J. Bruce Riddle
       -------------                   -----------------------------------------
                                       J. Bruce Riddle
                                       President and Chief Executive Officer



Dated   May 12, 2000                   /s/ Michael A. Reynolds
       -------------                   -----------------------------------------
                                       Michael A. Reynolds
                                       Vice President and Controller