Form 10-Q
period 2000-06-30
PACIFIC CONTINENTAL CORP
filed 2000-08-11
CIK 1084717

     As Filed with the Securities & Exchange Commission on August 11, 2000


                        SECURITIES & EXCHANGE COMMISSION
                        --------------------------------
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.
                                           -------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
     ________________


                            SEC File Number: 0-30106
                                             -------


                         PACIFIC CONTINENTAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


                  OREGON                                    93-1269184
     -----------------------------------          ------------------------------
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

Indicate  by check  mark  whether  the  registrant:  (1) has filed  all  reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    Yes___         No  X
                                        -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $1.00 par value, outstanding as of July 31, 2000:    4,535,621
                                                                   ---------

                        PACIFIC CONTINENTAL CORPORATION
                                   FORM 10-Q
                               QUARTERLY REPORT
                               TABLE OF CONTENTS
                               -----------------

PART I            FINANCIAL INFORMATION                                  Page
Item 1.           Financial Statements

                  Consolidated Statements of Income:
                  Six months ended June 30, 2000 and June 30, 1999          3

                  Consolidated Statements of Comprehensive Income
                  Six months ended June 30, 1999 and June 30, 1998          4

                  Consolidated Balance sheets:
                  June 30, 2000, December 31, 1999 and June 30, 1999        5

                  Consolidated Statements of Cash Flows:
                  Six months ended June 30, 2000 and June 30, 1999          6


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       7

Item 3.           Market Risk and Balance Sheet Management                 10


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                      none

Item 2.           Changes in Securities                                  none

Item 3.           Defaults Upon Senior Securities                        none

Item 4.           Submission of Matters to a Vote of Security Holders      12

Item 5.           Other Information                                      none

Item 6.           Exhibits and Reports on Form 8-K                         12


SIGNATURES                                                                 13

PART I
Item 1.  Financial Statements

                       CONSOLIDATED STATEMENTS OF INCOME
                              Amounts in $1,000's
                                  (Unaudited)

                                                   Quarter ended June 30,     Year to date June 30,

                                                          2000       1999         2000        1999
                                                        -----------------      --------------------
Interest income
  Loans                                                 $5,919     $5,004      $11,532      $ 9,798
  Securities                                               517        466        1,068          930
  Dividends on Federal Home Loan Bank stock                 35         37           70           75
  Federal funds sold                                         9          6           19           15
                                                        -----------------      --------------------
                                                         6,480      5,513       12,689       10,818
                                                        -----------------      --------------------

Interest expense
  Deposits                                               1,944      1,338        3,655        2,655
  Federal Home Loan Bank borrowings                        199        151          391          301
  Federal funds purchased                                  161         90          289          208
                                                        -----------------      --------------------
                                                         2,303      1,579        4,335        3,164
                                                        -----------------      --------------------

     Net interest income                                 4,177      3,934        8,354        7,654

Provision for loan losses                                  550        200          700          500
                                                        -----------------      --------------------
     Net interest income after provision                 3,639      3,734        7,666        7,154
                                                        -----------------      --------------------

Noninterest income
  Service charges on deposit accounts                      256        217          501          455
  Other fee income, principally bankcard                   412        372          792          666
  Loan servicing fees                                       76        150          120          296
  Mortgage banking income and gains
  on loan sales                                             84        310          180          567
  Gain (loss) on sale of securities                        (17)        16          (24)          16
  Other noninterest income                                  68         56          141          118
                                                        -----------------      --------------------
                                                           879      1,121        1,710        2,118
                                                        -----------------      --------------------

Noninterest expense
  Salaries and employee benefits                         1,464      1,387        2,928        2,706
  Premises and equipment                                   283        315          578          617
  Bankcard processing                                      343        263          656          479
  Business development                                     311        180          514          342
  Other noninterest expense                                773        486        1,226          929
                                                        -----------------      --------------------
                                                         3,173      2,631        5,901        5,073
                                                        -----------------      --------------------

     Income before income taxes                          1,334      2,224        3,463        4,199
Provision for income taxes                                 541        859        1,363        1,619
                                                        -----------------      --------------------
     Net income                                         $  793     $1,365      $ 2,099      $ 2,580
                                                        -----------------      --------------------

Earnings per share
   Basic                                           $0.17       $0.28                $0.46       $0.54
                                                   -----------------                -----------------
   Diluted                                         $0.17        0.28                $0.46        0.53
                                                   -----------------                -----------------

Weighted average shares outstanding
     Basic                                         4,535       4,829                4,556       4,818

     Common stock equivalents
      attributable to stock options                   14          44                   22          44
                                                   -----------------                -----------------
   Diluted                                         4,549       4,857                4,578       4,820
                                                   -----------------                -----------------


                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              Amounts in $1,000's
                                  (Unaudited)

                                                              Quarter ended                     Year to date
                                                                June 30,                          June 30,
                                                               2000          1999               2000          1999
                                                               -------------------            ---------------------
Net income                                                     $ 793       $ 1,365            $ 2,099       $ 2,580
                                                               -------------------            ---------------------

Unrealized gains (losses) on Investment Securities
   Unrealized gains (losses) arising during the period          (219)         (304)              (333)         (466)
   Reclassification for (gains) losses included in
       statement of income                                        17           (16)                24           (16)
                                                               -------------------            ---------------------
                                                                (202)         (320)              (309)         (482)
   Income tax (expense) benefit                                   78           123                119           185
                                                               -------------------            ---------------------
      Net unrealized gains (losses) on securities
         available for sale                                     (124)         (197)              (190)         (297)
                                                               -------------------            ---------------------
Comprehensive Income                                           $ 669       $ 1,168            $ 1,909       $ 2,283
                                                               -------------------            ---------------------

                          CONSOLIDATED BALANCE SHEETS
                              Amounts in $1,000's
                                  (Unaudited)


                                                   June 30,    December, 31,          June 30,
                                                       2000             1999              1999
                                                   -------------------------------------------
Assets
  Cash and due from banks                          $ 15,533         $  9,269          $ 11,692
  Federal funds sold                                    826              683               618
                                                   -------------------------------------------
      Total cash and cash equivalents                16,359            9,952            12,310

  Securities available-for-sale                      29,172           34,850            31,108
  Loans held for sale                                 2,770            2,767             8,178
  Loans, less allowance for loan losses             230,152          206,765           185,594
  Interest receivable                                 1,554            1,553             1,362
  Federal home loan bank stock                        2,191            2,156             2,079
  Property, net of accumulated depreciation          12,346           11,764            11,040
  Deferred income taxes                                 713              594               278
  Other assets                                          753              687               789
                                                   -------------------------------------------
      Total assets                                  296,010          271,088           252,738
                                                   -------------------------------------------

Liabilities and stockholders' equity
  Deposits
    Noninterest-bearing demand                       67,637           62,532            59,241
    Savings and interest-bearing checking           111,610          108,757           104,199
    Time $100,000 and over                           38,832           27,568            17,067
    Other time                                       31,077           25,318            29,923
                                                   -------------------------------------------
                                                    249,156          224,175           210,430
                                                   -------------------------------------------

  Federal funds purchased                             5,000            5,800             1,800
  Federal Home Loan Bank term advances               13,000           13,000            11,000
  Accrued interest and other liabilities              1,337            1,002               603
                                                   -------------------------------------------
      Total liabilities                             268,493          243,977           223,833
                                                   -------------------------------------------

Stockholders' equity
  Common stock                                        4,536            4,596             4,831
  Surplus                                            14,042           14,135            14,770
  Retained earnings                                   9,623            8,874             9,509
  Accumulated other comprehensive loss                 (684)            (494)             (205)
                                                   -------------------------------------------
      Total stockholders' equity                     27,517           27,111            28,905
                                                   -------------------------------------------
                                                   $296,010         $271,088          $252,738
                                                   -------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Amounts in $1,000's
                                  (Unaudited)

                                                                   For six months ended June 30,
                                                                       2000                1999
                                                                  ---------------- -------------
Cash flows from operating activity:
   Net income                                                      $  2,099             $  2,580
   Adjustments to reconcile net income to net cash provided
                     By operating activities
      Depreciation                                                      360                  368
      Amortization                                                       77                   77
      Provision for loan losses                                         700                  500
      Deferred income taxes                                             (42)                (158)
      Origination of loans held for sale                             (8,724)             (20,158)
      Proceeds from sale of loans held for sale                       8,721               19,743
      Gain on sales of loans                                              -                 (224)
      (Gain) loss on sales of securities                                 24                  (16)
      Stock dividends from federal home loan bank                       (70)                  75
      Change in interest receivable and other assets                   (186)                (775)
      Change in payables and other liabilities                          335                 (287)
      Other adjustments                                                (145)                (204)
                                                                  ---------            ---------
            Net cash provided by operating activities                 3,149                1,371
                                                                  ---------            ---------

Cash flows from investing activities
   Proceeds from sales and maturities of securities                   6,204                9,750
   Purchase of securities                                              (593)              (9,789)
   Loans made net of principal collections                          (24,086)             (11,931)
   Proceeds from sales of loans                                           -                3,748
   Purchase of property                                                (944)                (693)
                                                                  ---------            ---------
            Net cash used in investing activities                   (19,419)              (8,915)
                                                                  ---------            ---------

Cash flows from financing activities
   Net increase in deposits                                          24,981               16,102
   Increase (decrease) in fed funds purchased                          (800)              (6,800)
    Repurchase of shares                                               (987)                -
    Proceeds from stock options exercised                               164                  190
    Dividends paid, net of reinvestment                                (681)                (628)
                                                                  ---------            ---------
            Net cash provided by financing activities                22,677                8,864
                                                                  ---------            ---------
Net increase (decrease) in cash and cash equivalents                  6,407                1,320

Cash and cash equivalents, beginning of period                        9,952               10,990
                                                                  ---------            ---------
Cash and cash equivalents, end of period                           $ 16,359             $ 12,310
                                                                  ---------            ---------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion contains a review of Pacific Continental Corporation (the "Company") and its wholly-owned subsidiary Pacific Continental Bank (the "Bank") operating results and financial condition for the second quarter of 2000. When warranted, comparisons are made to the same period in 1999 and to the previous year ended December 31, 1999. The discussion should be read in conjunction with the financial statements (unaudited) contained elsewhere in this report. The reader is assumed to have access to the Company's Form 10-K and portions of the Annual Report to Shareholders incorporated into the 10-K for the previous year ended December 31, 1999, which contains additional statistics and explanations. All numbers, except per share data, are expressed in thousands of dollars.

This discussion may contain certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on these forward-looking statements.

Subsequent Events: Subsequent to the end of the quarter, Chairman of the Board, Kevin G. Murphy passed away. At the August 8, 2000 Board of Directors meeting, the Board elected current director Robert A. Ballin as the new Chairman.

Highlights

Net income in the second quarter 2000 was $793, a decrease of 42% from second quarter 1999 income of $1,365. Return on average assets and return on average equity in the current quarter were 1.11% and 11.40% respectively as compared to 2.20% and 18.82% in the same quarter one year ago.

For the first six months of 2000 the Company earned $2,099 a 19% decline from six month 1999 earnings of $2,580. Per share earnings on a diluted basis for the first six months of 2000 and 1999 were $0.46 and $0.53, respectively, a decline of 13%. Average shares outstanding for the first six months of 2000 were 4,555,664 compared to 4,817,987 for the same period one year ago. The decline resulted from the Company's share repurchase plan instituted in June 1999. Comparing the first six months of 2000 to the same period in 1999, return on average assets was 1.50% and 2.12%, while return on average equity decreased to 15.19% from 18.20%.

At June 30, 2000 total assets were $296,010 or 9% more than December 31, 1999 and 17% more than June 30, 1999.

On June 12, 2000, the Bank opened its tenth banking office, located on West 11 /th/ Avenue in Eugene, Oregon. On July 3, 2000, the Company commenced trading on the NASDAQ National Market System under the symbol PCBK.

Results of Operations

Net Interest Income

Net interest income is the primary source of the Company's revenue. For the quarter ended June 30, 2000, net interest income, prior to the provision for loan loss, totaled $4,177 a 6% increase from the same period in 1999. Average earning assets increased 15%. Net interest income for the current quarter as a percent of earning assets was 6.43% down from 6.94% for the same period in 1999. Overall, the cost of liabilities rose faster than the yield on earning assets. The cost of liabilities was up 0.76%, while the yield on earning assets increased 0.25%. Liability costs increased due to the use of higher rate funding sources to fund the growth in earning assets. Yields on earning assets did not increase as rapidly due to lower loan fees, down

$75 or 0.12% of average earning assets combined with higher levels of nonperforming loans during the second quarter. Interest lost on nonaccrual loans was approximately $65 or 0.10% of average earning assets.

Net interest income for the first six months showed results similar to the quarter to quarter comparison. For the first six months of 2000, net interest income, prior to the provision for loan loss, totaled $8,354, an increase of 9% over $7,654 for the same period in 1999. Year-to-date average earning assets increased 14% as compared to the same period in 1999. However, net interest income as a percent of earning assets declined from 6.91% in 1999 to 6.55% in 2000. This decline results from rates on interest bearing liabilities rising faster than loan yields. A rate volume analysis indicates that net interest income increased by $963 due to higher volumes, which was offset by a decline in net interest income of $263 due to rates.

Provision for Loan Losses

Below is a summary of the Company's allowance for loan losses for the first six months of 2000.

                                                          2000
                                                       -------
                  Balance, December 31, 1999           $ 2,448
                  Provision charged to income              700
                  Loans charged off                      1,149
                  Recoveries credited to allowance          10
                                                       -------
                  Balance, June 30, 2000               $ 2,009
                                                       =======

The second quarter 2000 provision for loan losses was $550 compared to $200 for the same quarter last year. Year-to-date June 30, 2000 loan loss provision was $700 compared to $500 for the same period in 1999. The higher provision in the second quarter was due to increased loan losses. Net charge offs were $485 in the second quarter 2000 and $654 in the first quarter of 2000. This compares to net charge offs of $54 in the second quarter of 1999 and $38 in the first quarter of 1999. At March 31, 2000, the Company classified two loans totaling $1,919 as impaired and assigned a valuation allowance of $380. During the second quarter, the Company incurred actual net losses on these two loans of $362. In addition, during the current quarter, the Company wrote down Other Real Estate Owned by $80 from $525 at March 31, 2000 to $445 at June 30, 2000.

Below is a summary of nonperforming assets at June 30, 2000 compared to prior periods. Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned.

                                               June 30, 2000     December 31, 1999     June 30, 1999
                                               -------------      ----------------     -------------
Nonaccrual loans                                   $  1,609           $  1,422             $   824
90 days past due and accruing interest             $     79           $    464             $   149
Other real estate owned                            $    445           $    125              $  129
                                                   --------           --------             -------
 Total nonperforming assets                        $  2,133           $  2,011             $ 1,102
Nonperforming loans guaranteed by government       $ (1,179)          $   (160)            $  (215)
                                                   --------           --------             -------
 Total nonperforming assets, net of guarantee      $    954           $  1,851             $   887
                                                   --------           --------             -------

Noninterest Income

Year-to-date noninterest income of $1,710 was down 19% from 1999 noninterest income for the same time period. The decline in noninterest income is attributable to three categories. Loan servicing fees of $120 were down $177 or 60% due to an overall decline in the loan-servicing portfolio. Part of this decline resulted from a pay down of a serviced loan that required a $54 writedown of a servicing asset booked in

1999. Mortgage banking income and gains on the sales of loans dropped significantly from $567 in the first six months of 1999 to $180 in the first six months of 2000. Mortgage banking income was down $154, while gains on the sales of loans were down $233. A general softening of the residential mortgage market, higher interest rates, and lower levels of refinancing contributed to the lower mortgage revenues for the first six months of 2000. The Company sold no loans in the previous two quarters. In the first six months of 1999, the Company sold approximately $4,300 in government guaranteed loans. These declines in noninterest income were partially offset by increased account service charge revenues, up $17 or 9% and increased bankcard processing revenues, up $169 or 29%.

Noninterest Expense

Year-to-date June 30, 2000 noninterest expense increased $828 or 16% from the same period in 1999. Salaries and employee benefits increased $222 or 8%. Staffing increased during the current quarter as a result of the opening of the new West 11th full service banking office. Bankcard processing expense of $656 through June 30, 2000 was up $167 or 37% and was a direct result of increased volumes of activity. Business development expenses increased $172 or 50% over 1999 due to the Company's significant nonrecurring expenditures in business expansion during the quarter. These included the production and promotional costs related to the Company's new on-line banking product and promotional costs of the new West 11th office. Other noninterest expense increased $297 or 32% over 1999. These increases in noninterest expense were partially offset by a $39 decline in premises and equipment expense primarily related to increased lease income on the Company's three story Gateway office building located in Springfield, Oregon.

Liquidity

Liquidity is the term used to define the Company's ability to meet its financial commitments. The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds. The Company derives liquidity primarily through core deposit growth, the maturity of investment securities, and loan payments. Core deposits include demand, interest checking, money market, savings and local time deposits. Additional liquidity is provided through sales of loans, access to national CD markets, public deposits and both secured and unsecured borrowings. Because of seasonal construction and economic activity and client payment of various tax obligations, the Company traditionally experiences slower growth of core deposits during the first quarter of each year typically resulting in funding and liquidity pressures. In the first quarter 2000, core deposits were unchanged from December 31, 1999. During the second quarter 2000, core deposits grew approximately $7,000 or 4% over March 31, 2000 levels. As a percentage of total deposits, core deposits were 85% at June 30, 2000 compared to 90% at December 31, 2000. Asset growth of $24,922 in the first six months of the current was funded primarily with national time deposits, public time deposits, and overnight unsecured borrowings. At June 30, 2000 the Bank had secured and unsecured overnight and term borrowing capacity of approximately $63,800 of which $18,000 was used.

Capital Resources

Capital is the shareholder's investment in the Company. Capital grows through the retention of earnings and the issuance of new stock through the exercise of incentive options and decreases through the payment of dividends and share repurchase programs. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Banking regulations require the Company to maintain minimum levels of capital. The Company manages its capital to maintain a "well capitalized" designation (the FDIC's highest rating). At June 30, 2000, the Company's total capital to risk weighted assets was 12.13%, compared to 14.75% at June 30, 1999. This decline is due to stock repurchases.

During 1999, the Company announced plans to purchase up to 390,000 shares of its stock in the open market. Through June 30, 2000, the Company had purchased 320,555 of its own shares on the open market at an average price per share of $14.98, leaving approximately 69,000 shares still authorized to be repurchased. Below is a summary of share activity during the first six months of 2000 and shares outstanding at June 30, 2000.

            Outstanding shares January 1, 2000                 4,595,622
            New shares issued through stock options               17,499
            Shares repurchased during 2000                       (77,500)
                                                              -----------
            Outstanding shares June 30, 2000                   4,535,621

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

The model attempts to account for such limitations by imposing weights on the differences between repricing assets and repricing liabilities within each time segment. These weights are based on the ratio between the amount of rate change of each category of asset or liability, and the amount of change in the federal funds rate. Certain non-maturing liabilities such as checking accounts and money market deposit accounts are allocated among the various repricing time segments to meet local competitive conditions and management's strategies

The Company strives to manage the balance sheet so that net interest income is not negatively impacted more than 15 percent given a change in interest rates of plus or minus 2 percent. Current evaluations show the Bank is within its established guidelines, and interest rate risk profile at June 30, 2000 was not materially different from December 31, 2000.

The following table shows the estimated impact of the various interest rate scenarios used in the software modeling based on data provided by the Company to the Federal Home Loan Bank at June 30, 2000. The table shows estimates of changes in net interest income. For illustrative purposes the base figure of $16,800 used in the interest rate shock analysis is the annualized actual net interest income for the first six months of 2000. Due to the various assumptions used for this modeling, no assurance can be given that projections will reflect actual results.

                         Interest Rate Shock Analysis
               Net Interest Income and Market Value Performance
                             (dollars in thousands
       ----------------     -----------------------------------------------
        Projected                           Net Interest Income
        Interest                   Estimated     $ Change       % Change
       Rate Change                  Value       from Base      from Base
       ----------------     -----------------------------------------------
         +200                        17,800          1,000         5.95%
         +100                        17,301            501         2.98%
         Base                        16,800              0         0.00%
        -100                         16,289          (511)        -3.04%
        -200                         15,492          (858)        -5.11%
       ----------------     -----------------------------------------------

                       Gradual Interest Rate Movement Forecast
                   Net Interest Income and Market Value Performance
                             (dollars, in thousands)

       ---------------     ------------------------------------------------
        Projected                          Net Interest Income
        Interest                   Estimated     $ Change       % Change
        Rate Change                   Value      from Base     from Base
       ---------------     ------------------------------------------------
        Rising 2.40%                 16,775       (25)            -0.15%
           Base                      16,800          0             0.00%
        Declining 2.40%              16,602      (198)            -1.18%
       ---------------     ------------------------------------------------

PART II. OTHER INFORMATION
Item 4.  Submissions of Matters to a Vote of Security Holders

     (a) Pacific Continental Corporation's Annual Shareholders' Meeting was held on April 25, 2000

     (b)      Not Applicable

     (c) A brief description of each matter voted upon at the Annual Meeting and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee to serve on the Board is presented below:

              (1) Election of (3) three Directors for terms expiring in 2003 or until their successors have been elected and qualified.

                   Directors:

                   Robert A. Ballin -
                           Votes Cast For:           3,498,818
                           Votes Cast Against:               0
                           Votes Withheld:              40,016

                   Donald A. Bick -
                           Votes Cast For:           3,387,835
                           Votes Cast Against:               0
                           Votes Withheld:             150,999

                  Ronald F. Taylor -
                           Votes Cast For:           3,396,638
                           Votes Cast Against:               0
                           Votes Withheld:             142,196

        (d)       None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K
                  None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PACIFIC CONTINENTAL CORPORATION
                                                      (Registrant)




Dated         August 11 , 2000                 /s/ J. Bruce Riddle
              ----------------             ------------------------------------
                                           J. Bruce Riddle
                                           President and Chief Executive Officer



Dated         August 11, 2000                  /s/ Michael A. Reynolds
              ---------------              -------------------------------------
                                           Michael A. Reynolds
                                           Vice President and Controller