Form 10-Q
period 2000-09-30
PACIFIC CONTINENTAL CORP
filed 2000-10-26
CIK 1084717

    As Filed with the Securities & Exchange Commission on October 26, 2000


                       SECURITIES & EXCHANGE COMMISSION
                         -----------------------------

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.
                                                    ------------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
     ________________


                        SEC File Number:        0-30106
                                           -----------------



                        PACIFIC CONTINENTAL CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)


            OREGON                                 93-1269184
----------------------------------           ------------------------
 (State or Other Jurisdiction of                 (I.R.S. Employer
  Incorporation or Organization)              Identification Number)

                              111 West 7th Avenue
                             Eugene, Oregon  97401
              (address of Principal Executive Offices) (Zip Code)

                                (541) 686-8685
             (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.       Yes ___    No  X
                                       -


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $1.00 par value, outstanding as of September 30, 2000: 4,535,621
                                                                     ---------

                        PACIFIC CONTINENTAL CORPORATION
                                   FORM 10-Q
                               QUARTERLY REPORT
                               TABLE OF CONTENTS
                                 _____________


PART I         FINANCIAL INFORMATION                                                   Page
Item 1.        Financial Statements

               Consolidated Statements of Income:
               Nine months ended September 30, 2000, and September 30, 1999             3

               Consolidated Statements of Comprehensive Income:
               Nine months ended September 30, 2000 and September 30, 1999              4

               Consolidated Balance sheets:
               September 30, 2000, December 31, 1999 and September 30, 1999             5

               Consolidated Statements of Cash Flows:
               Nine months ended September 30, 2000 and September 30, 1999              6


Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                      7

Item 3.        Market Risk and Balance Sheet Management                                10

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

PART I
Item 1.  Financial Statements

                       CONSOLIDATED STATEMENTS OF INCOME
                              Amounts in $1,000's
                                  (Unaudited)

                                                   Quarter ended                      Year-to-date
                                                   September 30,                      September 30,

                                                         2000        1999              2000          1999
                                               --------------------------    ----------------------------
Interest income
  Loans                                                $6,302      $5,147           $17,834       $14,945
  Securities                                              528         524             1,597         1,454
  Dividends on Federal Home Loan Bank stock                36          38               107           113
  Federal funds sold                                       14          12                33            26
                                               --------------------------    ----------------------------
                                                        6,880       5,721            19,570        16,538
                                               --------------------------    ----------------------------

Interest expense
  Deposits                                              2,179       1,446             5,834         4,100
  Federal Home Loan Bank borrowings                       243         153               634           454
  Federal funds purchased                                  68          41               358           250
                                               --------------------------    ----------------------------
                                                        2,490       1,640             6,826         4,804
                                               --------------------------    ----------------------------

     Net interest income                                4,390       4,081            12,744        11,734

Provision for loan losses                                 225         200               925           700
                                               --------------------------    ----------------------------
     Net interest income after provision                4,165       3,881            11,819        11,034
                                               ==========================    ============================

Noninterest income
  Service charges on deposit accounts                     278         285               778           741
  Other fee income, principally bankcard                  453         342             1,245         1,005
  Loan servicing fees                                      64         133               184           430
  Mortgage banking income and gains
  on loan sales                                           210         111               390           678
  Gain (loss)  on sale of securities                        0          14               (24)           31
  Other noninterest income                                 60          82               201           200
                                               --------------------------    ----------------------------
                                                        1,065         967             2,774         3,085
                                               ==========================    ============================

Noninterest expense
  Salaries and employee benefits                        1,548       1,358             4,475         4,064
  Premises and equipment                                  329         368               907           985
  Bankcard processing                                     377         296             1,033           775
  Business development                                    152         190               666           532
  Other noninterest expense                               532         462             1,757         1,390
                                               --------------------------    ----------------------------
                                                        2,938       2,674             8,838         7,746
                                               --------------------------    ----------------------------

     Income before income taxes                         2,292       2,174             5,755         6,373
Provision for income taxes                                879         832             2,243         2,451
                                               ==========================    ============================

     Net income                                        $1,413      $1,342           $ 3,512       $ 3,922
                                               ==========================    ============================

Earnings per share
   Basic                                         $0.31         $0.28                  $0.77        $0.82
                                        ----------------------------         ---------------------------
   Diluted                                       $0.31          0.28                  $0.77         0.81
                                        ----------------------------         ---------------------------

Weighted average shares outstanding
     Basic                                       4,536         4,728                 4,549         4,788
     Common stock equivalents
      attributable to stock options                  0            57                     0            44
                                        ----------------------------        ----------------------------
   Diluted                                       4,536         4,785                 4,549         4,832
                                        ----------------------------        ----------------------------


                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              Amounts in $1,000's
                                  (Unaudited)

                                                                 Quarter ended                           Year-to-date
                                                                 September 30,                          September 30,

                                                                   2000            1999                   2000            1999
                                                        -------------------------------        -------------------------------
Net income                                                       $1,413          $1,342                 $3,512          $3,922
                                                        -------------------------------        -------------------------------

Unrealized gains (losses) on Investment Securities
   Unrealized gains (losses) arising during the
    period                                                          483              47                    150            (536)
   Reclassification for (gains) losses included in
       statement of income                                            0             (14)                    24             (31)
                                                        -------------------------------        -------------------------------
                                                                    483              33                    174            (567)
   Income tax (expense) benefit                                    (186)            (13)                   (67)            218
                                                        -------------------------------        -------------------------------
      Net unrealized gains (losses) on securities
         available for sale                                         297              20                    107            (369)
                                                        -------------------------------        -------------------------------
Comprehensive Income                                             $1,710          $1,362                 $3,619          $3,553
                                                        ===============================        ===============================

                          CONSOLIDATED BALANCE SHEETS
                              Amounts in $1,000's
                                  (Unaudited)

                                                     September 30,       December, 31,       September 30,
                                                              2000                1999                1999
                                                 -----------------------------------------------------------
Assets
  Cash and due from banks                                   $ 11,517            $  9,269            $ 12,113
  Federal funds sold                                             581                 683                 911
                                                 -----------------------------------------------------------
      Total cash and cash equivalents                         12,098               9,952              13,024

  Securities available-for-sale                               35,192              34,850              36,848
  Loans held for sale                                          3,033               2,767               3,991
  Loans, less allowance for loan losses                      227,661             206,765             197,604
  Interest receivable                                          1,620               1,553               1,488
  Federal home loan bank stock                                 2,262               2,156               2,117
  Property, net of accumulated depreciation                   12,539              11,764              11,366
  Deferred income taxes                                          540                 594                 167
  Other assets                                                  1004                 687                 556
                                                 -----------------------------------------------------------

      Total assets                                           295,949             271,088             267,161
                                                 ===========================================================


Liabilities and stockholders' equity
  Deposits
    Noninterest-bearing demand                                69,286              62,532              63,265
    Savings and interest-bearing checking                    119,150             108,757             115,280
    Time $100,000 and over                                    37,982              27,568              14,914
    Other time                                                27,164              25,318              27,215
                                                 -----------------------------------------------------------
                                                             253,582             224,175             220,674
                                                 ===========================================================

  Federal funds purchased                                          0               5,800               7,000
  Federal Home Loan Bank term advances                        11,500              13,000              11,000
  Accrued interest and other liabilities                       1,641               1,002               1,341
                                                 -----------------------------------------------------------
      Total liabilities                                      266,723             243,977             240,015
                                                 ===========================================================

Stockholders' equity
  Common stock                                                 4,536               4,596               4,642
  Surplus                                                     14,042              14,135              14,221
  Retained earnings                                           11,035               8,874               8,560
  Accumulated other comprehensive loss                          (387)               (494)               (277)
                                                 -----------------------------------------------------------
      Total stockholders' equity                              29,226              27,111              27,146
                                                 ===========================================================

                                                            $295,949            $271,088            $267,161
                                                 ===========================================================

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Amounts in $1,000's
                                  (Unaudited)

                                                                      For nine months ended September 30,
                                                                               2000                      1999
                                                                      -------------              ------------
Cash flows from operating activity:
   Net income                                                              $  3,512                  $  3,922
   Adjustments to reconcile net income to net cash provided
                     By operating activities
      Depreciation                                                              562                       571
      Amortization                                                               74                        97
      Provision for loan losses                                                 925                       700
      Deferred income taxes                                                     579                      (254)
      Origination of loans held for sale                                    (14,856)                  (27,517)
      Proceeds from sale of loans held for sale                              14,759                    24,433
      Gain on sales of loans                                                   (169)                     (291)
      (Gain) loss on sales of securities                                         24                       (31)
      Stock dividends from federal home loan bank                              (107)                     (113)
      Change in interest receivable and other assets                           (155)                     (557)
      Change in payables and other liabilities                                  303                       452
      Other adjustments                                                        (135)                      (83)
                                                                -------------------       -------------------

            Net cash provided by operating activities                         5,316                     1,329
                                                                ===================       ===================

Cash flows from investing activities
   Proceeds from sales and maturities of securities                           7,326                    15,230
   Purchase of securities                                                    (7,766)                  (21,014)
   Loans made net of principal collections                                  (21,996)                  (17,219)
   Proceeds from sales of loans                                                   -                     3,748
   Purchase of property                                                      (1,337)                   (1,220)
                                                                -------------------       -------------------

            Net cash used in investing activities                           (23,773)                  (20,475)
                                                                ===================       ===================

Cash flows from financing activities
   Net increase in deposits                                                  29,407                    26,346
   Decrease in fed funds purchased                                           (5,800)                   (1,600)
   Decrease in other borrowings                                              (1,500)                        -
   Repurchase of shares                                                        (987)                   (3,198)
   Proceeds from stock options exercised                                        164                       261
   Dividends paid, net of reinvestment                                         (681)                     (628)
                                                                -------------------       -------------------

            Net cash provided by financing activities                        20,603                    21,181
                                                                ===================       ===================

Net increase (decrease) in cash and cash equivalents                          2,146                     2,034

Cash and cash equivalents, beginning of period                                9,952                    10,990
                                                                -------------------       -------------------

Cash and cash equivalents, end of period                                   $ 12,098                  $ 13,024
                                                                ===================       ===================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion contains a review of Pacific Continental Corporation (the "Company") and its wholly-owned subsidiary Pacific Continental Bank (the "Bank") operating results and financial condition for the third quarter of 2000. When warranted, comparisons are made to the same period in 1999 and to the previous year ended December 31, 1999. The discussion should be read in conjunction with the financial statements (unaudited) contained elsewhere in this report. The reader is assumed to have access to the Company's Form 10-K and portions of the Annual Report to Shareholders incorporated into the 10-K for the previous year ended December 31, 1999, which contains additional statistics and explanations. All numbers, except per share data, are expressed in thousands of dollars.

This discussion may contain certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on these forward-looking statements.

Highlights

Net income in the third quarter 2000 was $1,413, an increase of 5% from third quarter 1999 income of $1,342. Return on average assets and return on average equity in the current quarter were 1.89% and 19.75%, respectively compared to 2.06% and 18.97% in the same quarter one year ago.

For the first nine months of 2000 the Company earned $3,512, a 10% decline from nine month 1999 earnings of $3,922 primarily due to increased provision for loan losses, lower noninterest income and increased operating expenses. Per share earnings on a diluted basis for the first nine months of 2000 and 1999 were $0.77 and $0.81, respectively, a decline of 5%. Average shares outstanding for the first nine months of 2000 were 4,548,934 compared to 4,787,795 for the same period one year ago. The decline in average outstanding shares resulted from the Company's share repurchase plan instituted in June 1999. Comparing the first nine months of 2000 to the same period in 1999, return on average assets was 1.63% and 2.10%, while return on average equity decreased to 16.62% from 18.47%.

At September 30, 2000 total assets were $295,949 or 9% more than December 31, 1999 and 11% more than September 30, 1999.

On July 3, 2000, the Company commenced trading on the NASDAQ National Market System under the symbol PCBK. Pacific Continental Bank, the Company's sole subsidiary, operates ten offices in the state of Oregon including its newest office on West 11/th/ Avenue in Eugene, Oregon which opened in June of this year.

Results of Operations

Net Interest Income

Net interest income is the primary source of the Company's revenue. For the quarter ended September 30, 2000, net interest income, prior to the provision for loan loss, totaled $4,390 an 8% increase from the same period in 1999. Average earning assets in the current quarter increased 15% over last year. Net interest income for the current quarter as a percent of earning assets was 6.47% down from 6.87% for the same period in 1999. Overall, the cost of liabilities rose faster than the yield on earning assets. The cost of liabilities was up 0.88%, while the yield on earning assets increased 0.48%. Liability costs increased due to the use of higher rate funding sources to fund the growth in earning assets. Yields on earning assets did not increase as rapidly due to lower loan fees, down $7 or 0.05% of average earning assets combined with higher levels of nonperforming loans during the second quarter. Interest lost on nonaccrual loans was approximately $65 or 0.10% of average earning assets.

Net interest income for the first nine months showed results similar to the quarter to quarter comparison. For the first nine months of 2000, net interest income, prior to the provision for loan loss, totaled $12,744, an increase of 9% over $11,734 for the same period in 1999. Year-to-date average earning assets increased 14% as compared to the same period in 1999. However, net interest income as a percent of earning assets declined from 6.88% in 1999 to 6.50% in 2000. This decline results from rates on interest bearing liabilities rising
faster than loan yields.   A rate volume analysis indicates that net interest
income increased by $1,400 due to higher volumes, which was offset by a decline in net interest income of $390 due to lower rates.

Provision for Loan Losses

Below is a summary of the Company's allowance for loan losses for the first nine months of 2000 compared to the first nine months of 1999.


                                                       2000          1999
                                                 -----------------------------
          Balance January 1                          $2,448             $2,070
          Provision charged to income                   925                700
          Loans charged off                           1,183                121
          Recoveries credited to allowance               29                 16
                                                 -----------------------------
          Balance September 30                       $2,219             $2,665
                                                 ----------         ----------

The third quarter 2000 provision for loan losses was $225 compared to $200 for the same quarter last year. The year-to-date September 30, 2000 loan loss provision was $925 compared to $700 for the same period in 1999. The higher provision for the first nine months of the current year was due to a growing loan portfolio and replenishment of the allowance because of increased loan losses during the first and second quarters of the year. Net charge offs were $654 during the first quarter 2000 and $485 during the second quarter of 2000. This compares to net charge offs of $15 during the third quarter of the current year. Year-to-date net charge offs of $1,154 were significantly above last year's net charge offs of $105 for the same time period.

Below is a summary of nonperforming assets at September 30, 2000 compared to prior periods. Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned.

                                                 Sept. 30, 2000   Dec. 31, 1999   Sept. 30, 1999
                                                 ---------------  --------------  ---------------
Nonaccrual loans                                         $1,082          $1,422           $1,107
90 days past due and accruing interest                   $  365          $  464           $   20
Other real estate owned                                  $  428          $  125           $  129
                                                         ------          ------           ------
 Total nonperforming assets                              $1,875          $2,011           $1,256
Nonperforming loans guaranteed by government             $ (780)         $ (160)          $( 215)
                                                         ------          ------           ------
 Total nonperforming assets, net of guarantee            $1,095          $1,851           $  887

Noninterest Income

Year-to-date noninterest income of $2,774 was down 10% from 1999 noninterest income for the same time period. The decline in noninterest income is attributable to three categories. Loan servicing fees of $184 were down $246 or 57% due to an overall decline in the loan-servicing portfolio. Part of this decline resulted from a pay down of a serviced loan that required a $62 writedown of a servicing asset booked in 1999. Mortgage banking income and gains on the sales of loans dropped significantly from $678 in the first nine months of 1999 to $390 in the first nine months of 2000. Mortgage banking income was down $159, while gains on the sales of loans were down $129. A general softening of the residential mortgage market, higher interest rates, and lower levels of refinancing contributed to the lower mortgage revenues for the first nine months of 2000. During the current quarter, the Company sold approximately $2,500 in government guaranteed loans resulting in gains of $113. In the first nine months of 1999, the Company sold approximately $4,300 in government guaranteed loans. These declines in noninterest income were partially offset by increased account service charge revenues, up $37 or 5% and increased bankcard processing revenues, up $243 or 26%.

Noninterest Expense

Year-to-date September 30, 2000 noninterest expense increased $1,092 or 14% from the same period in 1999. Salaries and employee benefits increased $411 or 10%. Salary increases for existing employees combined with staff increases as a result of the opening of the new West 11th full service banking office accounted for the higher level of salaries. Bankcard processing expense of $1,033 through September 30, 2000 was up $258 or 33%. Business development expenses increased $134 or 25% over 1999 due to the Company's significant nonrecurring expenditures in business expansion during the first half of the year. These included the production and promotional costs related to the Company's new on-line banking product and promotional costs of the new West 11th office. Other noninterest expense increased $367 or 26% over 1999. These increases in noninterest expense were partially offset by a $78 decline in premises and equipment expense primarily related to increased lease income on the Company's three story Gateway office building located in Springfield, Oregon.

Liquidity

Liquidity is the term used to define the Company's ability to meet its financial commitments. The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds. The Company derives liquidity primarily through core deposit growth, the maturity of investment securities, and loan payments. Core deposits include demand, interest checking, money market, savings and local time deposits. Additional liquidity is provided through sales of loans, access to national CD markets, public deposits and both secured and unsecured borrowings. Because of seasonal construction and economic activity and client payment of various tax obligations, the Company traditionally experiences slower growth of core deposits during the first quarter of each year typically resulting in funding and liquidity pressures. In the first quarter 2000, core deposits were unchanged from December 31, 1999. During the second and third quarters of 2000, core deposits grew approximately $17,000 or 9% over March 31, 2000 levels. As a percentage of total deposits, core deposits were 87% at September 30, 2000 compared to 85% at June 30, 2000, and 90% at December 31, 1999. This core deposit growth has allowed the company to reduce the level of funding from national time deposits, public time deposits, and overnight unsecured borrowings. At September 30, 2000 the Bank had secured and unsecured overnight and term borrowing capacity of approximately $63,800 of which $11,500 was used.

Capital Resources

Capital is the shareholder's investment in the Company. Capital grows through the retention of earnings and the issuance of new stock through the exercise of stock options and decreases through the payment of dividends and share repurchase programs. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Banking regulations require the Company to maintain minimum levels of capital. The Company manages its capital to maintain a "well capitalized" designation (the FDIC's highest rating). At September 30, 2000, the Company's total capital to risk weighted assets was 12.78%, compared to 13.45% at September 30, 1999

During 1999, the Company announced plans to purchase up to 390,000 shares of its stock in the open market. Through September 30, 2000, the Company had purchased 320,555 of its own shares on the open market at an average price per share of $14.98, leaving approximately 69,000 shares still authorized to be repurchased. Below is a summary of share activity during the first six months of 2000 and shares outstanding at September 30, 2000.


            Outstanding shares January 1, 2000         4,595,622
            New shares issued through stock options       17,499
            Shares repurchased during 2000               (77,500)
                                                       ---------
            Outstanding shares September 30, 2000      4,535,621

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

The model attempts to account for such limitations by imposing weights on the differences between repricing assets and repricing liabilities within each time segment. These weights are based on the ratio between the amount of rate change of each category of asset or liability, and the amount of change in the federal funds rate. Certain non-maturing liabilities such as checking accounts and money market deposit accounts are allocated among the various repricing time segments to meet local competitive conditions and management's strategies

The Company strives to manage the balance sheet so that net interest income is not negatively impacted more than 15 percent given a change in interest rates of plus or minus 2 percent. Current evaluations show the Bank is within its established guidelines, and interest rate risk profile at September 30, 2000 was not materially different from December 31, 1999.

The following table shows the estimated impact of the various interest rate scenarios used in the software modeling based on data provided by the Company to the Federal Home Loan Bank at September 30, 2000. The table shows estimates of changes in net interest income. For illustrative purposes the base figure of $17,023 used in the interest rate shock analysis is the annualized actual net interest income for the first nine months of 2000. Due to the various assumptions used for this modeling, no assurance can be given that projections will reflect actual results.

                         Interest Rate Shock Analysis
               Net Interest Income and Market Value Performance
                            (dollars in thousands)

           --------------------      ------------------------------------------------
                 Projected                            Net Interest Income
                  Interest                Estimated         $ Change       % Change
                Rate Change                 Value          from Base      from Base
           --------------------      ------------------------------------------------
                    +200                         17,920            897          5.27%
                    +100                         17,749            448          2.63%
                    Base                         17,023              0          0.00%
                    -100                         16,567           (456)        -2.68%
                    -200                         16,155           (868)        -5.10%
           --------------------------------------------------------------------------


                    Gradual Interest Rate Movement Forecast
               Net Interest Income and Market Value Performance
                            (dollars, in thousands)

           --------------------       -----------------------------------------------
                  Projected                            Net Interest Income
                  Interest                 Estimated         $ Change       % Change
                 Rate Change                 Value          from Base      from Base
           --------------------       -----------------------------------------------
                Rising 2.40%                      17,118             95         -0.56%
                    Base                          17,023              0          0.00%
              Declining 2.40%                     16,798           (225)        -1.32%
           --------------------------------------------------------------------------

PART II.  OTHER INFORMATION

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

                                     PACIFIC CONTINENTAL CORPORATION
                                               (Registrant)



Dated       October 26 , 2000              /s/ J. Bruce Riddle
       ----------------------------        -------------------------------------
                                           J. Bruce Riddle
                                           President and Chief Executive Officer



Dated       October 26, 2000               /s/ Michael A. Reynolds
       ----------------------------        -------------------------------------
                                           Michael A. Reynolds
                                           Vice President and Controller