Form 10-K
period 2000-12-31
PACIFIC CONTINENTAL CORP
filed 2001-03-15
CIK 1084717

                       SECURITIES & EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
             ---

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates was $49,893,272 based on the closing price at January 31, 2001 of $11.00.

The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2001 was 4,535,751 shares of $1.00 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part II incorporates by reference information from the registrant's Annual Report to Shareholders for the year ended December 31, 2000. Part III incorporates by reference information from the registrant's definitive proxy statement for the 2001 annual meeting of shareholders.

                        PACIFIC CONTINENTAL CORPORATION
                                   FORM 10-K
                                 ANNUAL REPORT
                               TABLE OF CONTENTS
                               -----------------

PART 1                                                                               Page
------                                                                               ----
Item 1:       Business                                                                  3

Item 2:       Properties                                                               14

Item 3:       Legal Proceedings                                                        14

Item 4:       Submission of Matters to a Vote of Security Holders                      14

PART II       (Items 6 through 8 are incorporated by reference from Pacific
-------
              Continental Corporation's 2000 Annual Report to Shareholders)

Item 5:       Market for Registrant's Common Equity and Related                        15
              Stockholder Matters

Item 6:       Selected Financial Data                                                  16

Item 7:       Management's Discussion and Analysis of Financial                        16
              Condition and Results of Operations

Item 7a:      Quantitative and Qualitative Disclosures About Market Risk               16

Item 8:       Financial Statements and Supplementary Data                              16

Item 9:       Changes In and Disagreements with Accountants                            16
              on Accounting and Financial Disclosure

PART III      (Items 10 through 13 are incorporated by reference from
--------
              Pacific Continental  Corporation's definitive proxy statement for the annual meeting of shareholders scheduled for April 24, 2001)

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
----------

                                     PART I
                                     ------

ITEM 1.   Business
-------   --------
General

Pacific Continental Corporation (the "Company", or the "Registrant") is an Oregon corporation and one-bank holding company located in Eugene, Oregon. The Company was organized on June 7, 1999, pursuant to a holding company reorganization of Pacific Continental Bank, its wholly owned subsidiary.

The Company's principal business activities are conducted through its full-service commercial bank subsidiary, Pacific Continental Bank (the "Bank"), an Oregon state-chartered bank with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2000, the Bank had facilities in six Oregon cities and towns and operated nine full-service and one limited-service office.

Results

For the year ended December 31, 2000, the operations of the Registrant on a combined basis earned net income of $4.8 million or $1.05 per diluted share. The consolidated equity of the Registrant at December 31, 2000, was $30.4 million with 4.5 million shares outstanding and a book value of $6.70 per share. Net loans, including loans held for sale, of $222.4 at December 31, 2000, represented 76 percent of total assets. Deposits total $250.1 million at year-end 2000. For more information regarding the Company's results, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Financial Statements and Supplementary Data" incorporated by reference from the Company's 2000 Annual Report to Shareholders.


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

Primary Market Area

The Bank's markets consist of Lane, Washington, and Linn Counties in the State of Oregon. The Bank has seven full-service offices in Lane County, two full-service offices in Washington County, and one limited-service office in Linn County. Within Lane County, the Bank has its administrative office and five branch offices in Eugene, one branch office in Springfield, and one branch office in Junction City. Within Washington County, the Bank has a branch office in Beaverton and one branch office in Tualatin. Within Linn County, the Bank has one limited-service branch office in Halsey.

Competition

The Bank competes with a number of commercial banks, savings banks, and credit unions. Commercial banking within the State of Oregon is highly competitive for both deposits and loans. The Bank differentiates itself by providing superior levels of service for its selected client base. The Bank focuses on small to medium-size businesses, their owners and professionals in addition to local construction lending.

Services Provided

Lending Activities

The Bank emphasizes two areas of lending within its primary market area: loans to small and medium-size businesses and loans to builders for the construction of commercial facilities and single family residences.

Commercial loans, secured and unsecured, are made primarily to small and medium-size businesses operating in Lane and Washington Counties and surrounding areas. These loans are available for general operating purposes, acquisition of fixed assets, purchases of equipment and machinery, financing of inventory and accounts receivable, and other business purposes. The Bank also originates Small Business Administration ("SBA") loans and loans guaranteed by the Farm Service Agency. The Bank has a preferred lender status with the SBA.

Within its primary markets, the Bank concentrates on construction loan financing for commercial facilities and for pre-sold, custom, and speculative home construction. The major thrust of residential construction lending is for the construction of single family residences. The Bank also finances requests for duplexes and other multi-family residences.

Fixed-rate and variable rate residential mortgage loans are offered through the Bank's mortgage loan department. Nearly all of the residential mortgage loans originated are sold in the secondary market along with the mortgage loan servicing rights.

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

The Bank has invested in image technology for the processing of checks. The Bank is the only financial institution in Lane, Washington, and Linn Counties offering this service. In addition, the Bank allows 24-hour customer access to deposit and loan information via telephone and cash management products. The Bank began offering an online internet banking and cash management products to individuals and businesses during the year 2000.

Other Services

The Bank provides other traditional commercial and consumer banking services, including safe deposit services, debit and ATM cards, savings bonds, cashier's checks, travelers checks, notary services and others. The Bank is a member of the Star, Explore, and Plus ATM networks and utilizes an outside processor for the processing of these automated transactions.

Employees

At December 31, 2000, the Bank employed 125 full time equivalent employees. None of these employees are represented by labor unions. A number of benefit programs are available to eligible employees, including group medical plans, paid sick leave, paid vacation, group life insurance, 401(k) plans, and stock option plans.

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

Changes in Banking Laws and Regulations

The laws and regulations that affect banks and bank holding companies have recently undergone significant changes brought about by the Financial Services Modernization Act of 1999. Generally, the act (i) repeals the historical restrictions on preventing banks from affiliating with securities firms, (ii) provides a uniform framework for the activities of banks, savings institutions, and their holding companies, (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provides an enhanced framework for protecting the privacy of consumers information, and (v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

Bank holding companies, which qualify and elect to become financial holding companies, are permitted to engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities activities. In addition, in a change from previous law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities, so long as such company meets certain regulatory requirements. The act also permits national banks (and, in states with wildcard statutes, certain state banks), either directly or through operating subsidiaries, to engage in certain non-banking financial activities.

The Company does not believe that the act will negatively affect the operations of it or the Bank in the short term. However, to the extent the legislation permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets currently served by the Company and the Bank.

Federal Bank Holding Company Regulation

The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended (the "BHCA"), and is therefore subject to regulation, supervision and examination by the Federal

Reserve. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must file reports with the Federal Reserve and must provide it with such additional information as it may require.

Holding Company Bank Ownership.  The BHCA requires every bank holding company to
------------------------------
obtain the prior approval of the Federal Reserve before (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5 percent of such shares, (ii) acquiring all or substantially all of the assets of another bank or bank holding company, or (iii) merging or consolidating with another bank holding company.

Holding Company Control of Nonbanks.  With some exceptions, the BHCA also
-----------------------------------
prohibits a bank holding company from acquiring or retaining direct or indirect ownership of control of more than 5 percent of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities, which by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

Transactions with Affiliates.  Subsidiary banks of a bank holding company are
----------------------------
subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including, funds for payment of dividends, interest, and operational expenses.

Tying Arrangements.  Under the Federal Reserve Act and certain regulations of
------------------
the Federal Reserve, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connections with any extension of credit, lease or sale of property, or furnishing or services. For example, with certain exceptions, neither the Company or the Bank may condition an extension of credit to a customer on either (I) a requirement that the customer obtain additional services provided by the Company, or (ii) an agreement by a customer to refrain from obtaining other services from a competitor.

Support of Subsidiary Banks.  Under Federal Reserve Board policy, the Company is
---------------------------
expected to act as a source of financial and managerial strength to the Bank. This means that the Company is required to commit, as necessary, resources to support the Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

State Law Restrictions.  As an Oregon corporation, the Company is subject to
----------------------
certain limitations and restrictions under applicable Oregon corporate law. For example, state law restrictions in Oregon include limitations and restrictions relating to: indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records and minutes, and observance of certain corporate formalities.


Federal and State Regulation of Pacific Continental Bank

The Bank is an Oregon stock bank with deposits insured by the FDIC and is subject to the supervision and regulation of the Oregon Director of Banks and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

CRA.  The Community Reinvestment Act (the "CRA") requires that, in conjunction
---
with or examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluates the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

Insider Credit Transacitons.  Banks are also subject to certain restrictions
---------------------------
imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not covered above and who are not employees, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, imposition of a cease and desist order, and other regulatory sanctions.

Regulation of Management.  Federal law (i) sets forth circumstances under which
------------------------
officers or directors of a bank may be removed by the institution's federal supervisory agency; (ii) places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; (iii) prohibits management personnel of a bank from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

FDICIA.  Under the Federal Deposit Insurance Corporation Improvement Act
------
("FDICIA"), each federal banking agency has prescribed by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution, which fails to meet these standards, must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management believes that Pacific Continental Bank meets all such standards, and therefore does not believe that these regulatory standards materially affect the Company's business operations.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking.
Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

Under recent FDIC regulations, banks are prohibited from using their interstate branches primarily for deposit production. The FDIC has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Oregon enacted "opting in" legislation in accordance with the Interstate Act provisions allowing banks to engage in interstate merger transactions, subject to certain "aging" requirements. Oregon restricts an out-of-state bank from opening de novo branches. However, once an out-of-state bank has acquired a bank within the state, either through merger or acquisition of all or substantially all of the bank's assets, the out-of-state bank may open additional branches within the state.

Deposit Insurance

The deposits of the Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF") administered by the FDIC. The Bank is required to pay semiannual deposit insurance premium assessments to the FDIC.

The FDICIA included provisions to reform the Federal deposit insurance system, including the implementation of risk-based deposit insurance premiums. The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the BIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

Dividends

The principal source of the Company's cash reserves is dividends received from the Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends, in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if doing so would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Oregon law also limits a bank's ability to pay dividends.

Capital Adequacy

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles.

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

FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending upon its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions that are deemed to be "undercapitalized" depending on the category, to which they are assigned, are subject to certain mandatory supervisory corrective actions.

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


Selected Quarterly Information

The following chart contains data for the last eight quarters ending December 31, 2000. All data, except per share data, is in thousands of dollars.


----------------------------------------------------------------------------------------------------------------------
YEAR                                         2000                                            1999
----------------------------------------------------------------------    --------------------------------------------
QUARTER                        Fourth      Third     Second      First         Fourth      Third     Second      First
----------------------------------------------------------------------------------------------------------------------
Interest income                $6,869     $6,881     $6,480     $6,208         $6,104     $5,740     $5,531     $5,322
Interest expense                2,350      2,491      2,303      2,032          1,839      1,640      1,579      1,585
Net interest income             4,519      4,390      4,177      4,176          4,265      4,100      3,952      3,737
Provision for loan loss           415        225        550        150             35        200        200        300
Noninterest income              1,134      1,065        879        831          1,089        948      1,103        979
Noninterest expense             3,131      2,938      3,173      2,728          2,954      2,674      2,631      2,441
Net income                      1,296      1,413        793      1,306          1,453      1,342      1,364      1,215

----------------------------------------------------------------------------------------------------------------------
PER COMMON
SHARE DATA
------------------
Net income (basic)             $ 0.29     $ 0.31     $ 0.17     $ 0.29         $ 0.31     $ 0.29     $ 0.28     $ 0.25
Cash dividends                   0.12          -       0.15                      0.15          -       0.13          -
----------------------------------------------------------------------------------------------------------------------



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


                             INVESTMENT PORTFOLIO
                            ESTIMATED MARKET VALUE
                            (dollars in thousands)

----------------------------------------------------------------------------------------------------------
                                                                             December 31
                                                            ----------------------------------------------
                                                                      2000            1999            1998
----------------------------------------------------------------------------------------------------------
US Treasury, US Government agencies and corporations,
    and agency mortgage-backed securities                          $34,683         $31,933         $26,693
Taxable obligations of states and political subdivisions             1,417             907             921
Other mortgage-backed securities & corporate notes                   2,015           2,010           3,516
                                                            ----------------------------------------------
     Total                                                         $38,115         $34,850         $31,130


The following chart presents the amount of each investment category by maturity date and includes a weighted average yield for each period. Mortgage-backed securities have been classified based on their December 31, 2000, projected average life.

                         SECURITIES AVAILABLE FOR SALE
                               DECEMBER 31, 2000
                            (dollars in thousands)

                                                          After One               After Five
                                                           Year But                Years But
                                    Within                  Within                  Within                    After
                                   One Year               Five Years               Ten Years                Ten Years
                               ------------------------------------------------------------------------------------------
                               Amount     Yield        Amount     Yield        Amount      Yield        Amount      Yield
                               ----------------        ----------------        -----------------        -----------------
US Treasury, US
Government agencies
and agency mortgage-
backed securities                     -       -        $ 12,360    6.63%       $  2,627     6.27%       $ 19,696     6.45%
Obligations of states and
   Political subdivisions             -       -               -       -               -        -           1,417     8.87%
Other securities & corp.
notes                          $  2,015    7.00%              -       -               -        -               -        -
                            ---------------------------------------------------------------------------------------------
Total                          $  2,015    7.00%       $ 12,360    6.63%       $  2,627     6.27%       $ 21,113     6.61%

Loan Portfolio

The following tables contain information related to the Company's loan portfolio, including loans held for sale, for the five-year period ending December 31, 2000.

                                LOAN PORTFOLIO
                            (dollars in thousands)

--------------------------------------------------------------------------------------------------------------
                                                                        December 31,
                                              ----------------------------------------------------------------
                                                  2000          1999          1998          1997          1996
--------------------------------------------------------------------------------------------------------------
Loan Portfolio
Commercial Loans                              $ 54,798      $ 56,485      $ 50,847      $ 35,475      $ 32,065
Real Estate Loans                              159,481       144,869       123,427       100,351        85,440
Loans held for sale                                814         2,767         6,996         5,497         2,023
Consumer Installment Loans                      10,582         8,984         7,185         5,515         4,417
                                              ----------------------------------------------------------------
                                               225,675       213,105       188,455       146,838       123,945
Deferred loan origination fees                  (1,081)       (1,125)       (1,094)       (1,132)       (1,002)
                                              ----------------------------------------------------------------
                                               224,594       211,980       187,361       145,706       122,943
Allowance for loan loss                         (2,149)       (2,448)       (2,070)       (1,504)         (949)
                                              ----------------------------------------------------------------
                                              $222,445      $209,532      $185,291      $144,202      $121,994

--------------------------------------------------------------------------------------------------------------
                                                                            December 31,
                                              ----------------------------------------------------------------
                                                  2000          1999          1998          1997          1996
--------------------------------------------------------------------------------------------------------------
Nonperforming Assets
Nonaccrual loans                              $    490      $  1,422      $    873      $    139      $     14
90 or more days past due and still accruing        155           464           247           655            86
                                              ----------------------------------------------------------------
   Total nonperforming loans                       645         1,886         1,120           794           100
Foreclosed assets                                  385           125                         200
                                              ----------------------------------------------------------------
   Total nonperforming assets                 $  1,030      $  2,011      $  1,120      $    994      $    100

Nonperforming assets as a percentage of
  of total loans                                  0.46%         0.95%         0.60%         0.68%         0.08%

The following table presents loan portfolio information by loan category related to maturity and repricing sensitivity. Variable rate loans are included in the time frame in which the interest rate on the loan could be first adjusted. Nonaccrual loans, totaling $490 are included.


                     MATURITY AND REPRICING DATA FOR LOANS
                               December 31, 2000
                            (dollars in thousands)

                                          Commercial       Real Estate         Consumer            Total
--------------------------------------------------------------------------------------------------------
Three months or less                      $   42,373        $   44,156       $    4,130       $   90,660
Over three months through 12 months            3,334             6,134              931           10,398
Over 1 year through 3 years                    5,557            46,087            2,098           53,742
Over 3 years through 5 years                   3,148            58,985              891           63,024
Over 5 years through 15 years                    386             4,933            2,532            7,851
                                          --------------------------------------------------------------
   Total loans                            $   54,798         $ 160,295       $   10,582       $  225,675


Allowance for Loan Loss

The following chart presents information about the Company's allowances for loan loss. The Company does not allocate the allowance among specific loan types or categories. In management's opinion such allocation has limited value. Management evaluates the allowance monthly and considers the amount to be adequate to absorb possible loan losses.

                                         ALLOWANCE FOR LOAN LOSS
                                         (dollars in thousands)

-------------------------------------------------------------------------------------------------------------
                                                                       December 31,
                                              ---------------------------------------------------------------
                                                 2000          1999          1998          1997          1996
-------------------------------------------------------------------------------------------------------------
Allowance for loan losses
Balance at beginning of year                  $ 2,448       $ 2,070       $ 1,504       $   949       $   807
  Charges to the allowance
      Real estate loans                          (336)         (248)           (0)          (84)           (0)
      Consumer installment loans                 (208)          (80)          (57)          (74)          (41)
      Commercial                               (1,185)          (49)         (256)         (125)         (125)
                                              ---------------------------------------------------------------
  Total charges to the allowance               (1,729)         (377)         (313)         (283)         (166)
  Recoveries                                       90            20            69           108            18
  Provisions                                    1,340           735           810           730           290
                                              ---------------------------------------------------------------
Balance at end of the year                    $ 2,149       $ 2,448       $ 2,070       $ 1,504       $   949

Net charge offs as a percentage of  total
 average loans                                   0.72%         0.18%         0.15%         0.12%         0.13%

Deposits

Deposits represent a significant portion of the Company's liabilities. Average balance and average rates paid by category of deposit is included in Table I, Average Balance Analysis of Net Interest Earnings, within the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference. The chart below details the Company's time deposits at December 31, 2000. The Company does not have any foreign deposits. Variable rate deposits are listed by first repricing opportunity.

                                              TIME DEPOSITS
                                          (dollars in thousands)

                                               Time Deposits        Time Deposits
                                                 of $100,000         of less than                Total
                                                     or more             $100,000        Time Deposits
                                               -------------------------------------------------------
Three months or less                                $  6,045             $ 11,860             $ 17,905
Over three months through twelve months               20,332               10,528               30,860
Over one year through three years                      1,099                3,228                4,327
Over three years                                           0                  692                  692
                                               -------------------------------------------------------
                                                    $ 27,476             $ 26,308             $ 53,784

Short-term Borrowings

The Company uses short-term borrowings to fund fluctuations in deposits and loan demand. The Company's only subsidiary, Pacific Continental Bank, has access to both secured and unsecured overnight borrowing lines. At December 31, 2000, available unsecured borrowing lines with various correspondent banks totaled $29,000. The Federal Home Loan Bank of Seattle (FHLB) also provides a secured overnight borrowing line using a blanket pledge of various Bank assets. The Bank's FHLB borrowing limit, subject to sufficient collateral and stock investment, was approximately $44,000 at December 31, 2000.

                                            SHORT TERM BORROWINGS
                                           (dollars in thousands)

                                                             2000              1999              1998
                                                         --------------------------------------------
Federal Funds Purchased
   Average interest rate
      At year end                                            7.00%             5.97%             4.55%
      For the year                                           6.50%             5.29%             5.69%
   Average amount outstanding for the year               $  5,762          $  7,786          $  6,274
   Maximum amount outstanding at any month end           $ 12,500          $ 11,200          $ 12,500
   Amount outstanding at year end                        $    900          $  5,800          $  8,600

ITEM 2    Properties
--------------------

The principal properties of the registrant are comprised of the banking facilities owned by the Bank. The Bank operates nine full service facilities and one limited service facility. The Bank and Bank subsidiaries own a total of six buildings and owns the land under four of the buildings. Significant properties owned by the Bank are as follows:

1) Three-story building with approximately 30,000 square feet located on Olive Street in Eugene, Oregon. The Bank occupies the first two floors and a portion of the third floor. The remainder of the third floor is leased to various tenants. The building is on leased land.
2) Building with approximately 4,000 square feet located on West 11/th/ Avenue in Eugene, Oregon. The building is on leased land.
3) Building and land with approximately 8,000 square feet located on High Street in Eugene, Oregon.
4) Three-story building and land with approximately 31,000 square feet located in the Gateway area of Springfield, Oregon. The Bank occupies approximately 5,500 square feet of the first floor and leases out or is seeking to lease out the remaining space.
5) Building and land with approximately 3,500 square feet located in Beaverton, Oregon.
6) Building and land with approximately 2,000 square feet located in Junction City, Oregon.

The Bank leases facilities for one branch office in Tualatin, Oregon, one limited service office in Halsey, Oregon, and two branch offices located in Eugene, Oregon. In addition, the Bank leases a portion of an adjoining building to the High Street office for administrative functions.


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

There were no matters submitted to a vote of security holders during the fourth quarter of 2000.


                                    PART II
                                    -------

ITEM 5    Market for Registrant's Common Equity and Related Stockholder Matters
-------------------------------------------------------------------------------

Effective June 1, 2000, Pacific Continental Corporation commenced common stock trades on the NASDAQ National Market under the symbol PCBK. Prior to that time, the common stock traded on the NASDAQ OTC Bulletin Board. The primary market makers currently are Pacific Crest Securities and Ragen MacKenzie, Inc. At January 31, 2001, the Company had 4,535,751, shares of common stock outstanding held by approximately 1,224 shareholders.

The high, low and closing sales prices for the last eight quarters are shown in the table below.

-------------------------------------------------------------------------------------------------------------------
YEAR                                              2000                                        1999
                                  ------------------------------------        -------------------------------------
QUARTER                           Fourth     Third    Second     First        Fourth      Third    Second     First
----------------------------------------------------------------------        -------------------------------------
Market value:
   High                            $9.13    $10.88    $11.75    $13.75        $14.00     $16.38    $15.50    $17.50
   Low                              8.75      9.00      9.75     11.50         12.75      13.75     13.00     14.00
   Close                            8.88      9.13     10.88     11.88         13.00      14.00     13.75     15.38

The Company has a history of paying semi-annual cash dividends, typically in June and December. A history of cash dividends declared and paid is included in
Item 1: Business, under the section titled "Selected Quarterly Information".

ITEM 6    Selected Financial Data
---------------------------------

The information regarding "Selected Financial Data" is incorporated by reference from portions of the Company's 2000 Annual Report to Shareholders, which are included in Exhibit 13 to this report.

ITEM 7    Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

The information regarding "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated by reference from portions of the Company's 2000 Annual Report to Shareholders, which are included in
Exhibit 13 to this report.


ITEM 7A   Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

The information regarding "Quantitative and Qualitative Disclosures About Market Risk" is incorporated by reference from portions of the Company's 2000 Annual Report to Shareholders, which are included in Exhibit 13 to this report.


ITEM 8    Financial Statements and Supplementary Data
-----------------------------------------------------

The information regarding "Financial Statements and Supplementary Data" is incorporated by reference from portions of the Company's 2000 Annual Report to Shareholders, which are included in Exhibit 13 to this report.


ITEM 9    Changes In and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------

None


PART III
--------

ITEM 10   Directors and Executive Officers of the Registrant
------------------------------------------------------------

The information regarding "Directors and Executive Officers of the Registrant" of the Bank is incorporated by reference from the sections entitled "PROPOSAL NO. 1 - ELECTION OF DIRECTORS--Nominees and Continuing Directors," "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "COMPLIANCE WITH
SECTION 16(a) FILING REQUIREMENTS" of the Company's 2001 Annual Meeting Proxy Statement (the "Proxy Statement").


ITEM 11   Executive Compensation
--------------------------------

The information regarding "Executive Compensation" is incorporated by reference from the sections entitled "INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES--Compensation of Directors," and "EXECUTIVE COMPENSATION" of the Proxy Statement.


ITEM 12   Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The information regarding "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference from the sections entitled "PROPOSAL NO. 1 - ELECTION OF

DIRECTORS--Nominees and Continuing Directors," and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" of the Proxy Statement.

ITEM 13   Certain Relationships and Related Transactions
--------------------------------------------------------

The information regarding "Certain Relationships and Related Transactions" is incorporated by reference from the section entitled "TRANSACTIONS WITH MANAGEMENT" of the Proxy Statement.


PART IV
-------

ITEM 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)(1)    Financial Statements

Financial Statements are incorporated by reference to the Bank's Annual Report to Shareholders for the fiscal year ended December 31, 2000, included as part of exhibit 13 to this Report.

(a)(2)    Financial Statement Schedules

All other schedules to the financial statements required by Regulation S-X are omitted because they are not applicable, not material, or because the information is included in the financial statements or related notes

(a)(3)    Exhibit Index
Exhibit

13.1 Selected Financial Data, Management's Discussion and Analysis, and Audited Financial Statements And Notes from the Company's 2000 Annual Report to Shareholders
23.1  Accountants Consent of Zirkle Long & Triguiero LLC

(b)   Reports on Form 8-K
       None

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on March 15, 2001.

                                   PACIFIC CONTINENTAL CORPORATION
                                   (Registrant)



                                   By:  /s/ J. Bruce Riddle
                                        --------------------------------------
                                        J. Bruce Riddle
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March 2001.

Principal Executive Officer



By /s/ J. Bruce Riddle             President and Chief Executive Officer
   -------------------------
   J. Bruce Riddle                 and Director

Principal Financial and Accounting Officer



By /s/ Michael A. Reynolds         Vice President and
   -------------------------
   Michael A. Reynolds             Controller

Remaining Directors



By /s/ Robert A. Ballin            Director and
   -------------------------
   Robert A. Ballin                Chairman of the Board




By /s/ Donald G. Montgomery        Director
   -------------------------
   Donald G. Montgomery


By /s/ Donald A. Bick              Director    By  James W. Putney      Director
   -------------------------                       --------------------
   Donald A. Bick                                  James W. Putney



By /s/ Larry G. Campbell           Director   By  /s/ Ronald F. Taylor  Director
   -------------------------                      ---------------------
   Larry G. Campbell                              Ronald F. Taylor



By /s/ Michael Holcomb             Director
   -------------------------
   Michael Holcomb