Form 10-Q
period 2001-03-31
PACIFIC CONTINENTAL CORP
filed 2001-04-26
CIK 1084717

      As Filed with the Securities & Exchange Commission on April 26, 2001


                        SECURITIES & EXCHANGE COMMISSION
                         ------------------------------

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.
                                                    --------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
________________


                         SEC File Number:      0-30106
                                          -----------------


                         PACIFIC CONTINENTAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


                 OREGON                                    93-1269184
      -----------------------------------            --------------------------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.     Yes  X      No  __
                           --


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $1.00 par value, outstanding as of April 26, 2001:  4,536,369
                                                                  --------------

                         PACIFIC CONTINENTAL CORPORATION
                                    FORM 10-Q
                                QUARTERLY REPORT
                                TABLE OF CONTENTS


PART I                    FINANCIAL INFORMATION                  Page
Item 1.    Financial Statements

           Consolidated Statements of Income:                       3
           Three months ended March 31, 2001 and March 31, 2000

           Consolidated Statements of Comprehensive Income          4
           Three months ended March 31, 2001 and March 31, 2000

           Consolidated Balance Sheets:                             5
           March 31, 2001, December 31, 2000 and March 31, 2000

           Consolidated Statements of Cash Flows:                   6
           Three months ended March 31, 2001 and March 31, 2000

Item 2.    Management's Discussion and Analysis of Financial        7
           Condition and Results of Operations

Item 3.    Market Risk and Balance Sheet Management                10


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

                          CONSOLIDATED INCOME STATEMENT
                               Amounts in $1,000's
                                   (Unaudited)

                                                                     Quarter ended March 31,
                                                                       2001                       2000
                                                                    ----------------------------------
Interest income
  Loans                                                             $ 5,788                     $5,613
  Securities                                                            633                        551
  Dividends from Federal Home Loan Bank                                  37                         35
  Federal funds sold                                                      7                         10
                                                                    ----------------------------------
                                                                      6,466                      6,208
                                                                    ----------------------------------

Interest expense
  Deposits                                                            1,785                      1,711
  Federal Home Loan Bank borrowings                                     191                        192
  Federal funds purchased                                               113                        129
                                                                    ----------------------------------
                                                                      2,089                      2,032

            Net interest income                                       4,377                      4,176

Provision for loan losses                                               245                        150

            Net interest income after provision                       4,132                      4,026

Noninterest income
  Service charges on deposit accounts                                   270                        245
  Other fee income, principally bankcard processing                     514                        380
  Loan servicing                                                        100                         44
  Mortgage banking income and gains on sales of loans                   246                         96
  Gain (loss) on sale of securities                                      54                         (7)
  Other                                                                  72                         73
                                                                    ----------------------------------
                                                                      1,256                        831
                                                                    ----------------------------------

Noninterest expense
  Salaries and employee benefits                                      1,715                      1,464
  Premises and equipment                                                323                        295
  Bankcard processing                                                   399                        313
  Business development                                                  162                        203
  Other                                                                 500                        453
                                                                    ----------------------------------
                                                                      3,099                      2,728
                                                                    ----------------------------------
            Income before income taxes                                2,289                      2,170

Provision for income taxes                                              866                        823
                                                                    ----------------------------------

            Net income                                              $ 1,423                     $1,306
                                                                    ==================================

Earnings per share
   Basic                                                            $  0.31                      $0.29
                                                                    ==================================
   Diluted                                                          $  0.31                      $0.28
                                                                    ==================================

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               Amounts in $1,000's
                                   (Unaudited)

                                                                        Quarter ended
                                                                          March 31,

                                                                             2001           2000
                                                                      --------------------------
Net income                                                              $   1,423     $    1,306
                                                                      --------------------------

Unrealized gains (losses) on Investment Securities
   Unrealized gains (losses) arising during the period                        730           (114)
   Reclassification for (gains) losses included in
       statement of income                                                    (54)             7
                                                                      --------------------------
                                                                              676           (107)
   Income tax (expense) benefit                                              (260)            41
                                                                      --------------------------
      Net unrealized gains (losses) on securities
         available for sale                                                   416            (66)
                                                                      --------------------------
Comprehensive Income                                                    $   1,839     $    1,240
                                                                      ==========================

                           CONSOLIDATED BALANCE SHEET
                               Amounts in $1,000's
                                   (Unaudited)

                                                              Mar. 31,    Dec. 31,    Mar. 31,
                                                                  2001        2000        2000
                                                            ----------------------------------
ASSETS
  Cash and due from banks                                      $ 13,517   $ 15,145    $ 13,293
  Federal funds sold                                                519        615       1,912
                                                            ----------------------------------
            Total cash and cash equivalents                      14,036     15,760      15,205

  Securities available-for-sale                                  36,473     38,115      32,638
  Loans held for sale                                             3,270        814       3,033
  Loans, less allowance for loan losses                         225,270    221,631     216,749
  Interest receivable                                             1,642      1,715       1,644
  Federal Home Loan Bank stock                                    2,336      2,299       2,190
  Property, net of accumulated depreciation                      12,915     12,978      11,900
  Deferred income taxes                                               -          -         702
  Other assets                                                      349        813         717
                                                            ----------------------------------

            Total assets                                        296,291    294,125     284,778
                                                            ----------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits
    Noninterest-bearing demand                                   65,970     69,549      61,639
    Savings and interest-bearing checking                       117,066    126,771     109,882
    Time $100,000 and over                                       36,383     27,476      35,017
    Other time                                                   23,680     26,308      28,092
                                                            ----------------------------------
       Total deposits                                           243,099    250,104     234,630

  Federal funds purchased                                         6,000        900       8,300
  Federal Home Loan Bank term borrowings                         13,000     11,500      13,000
  Accrued interest and other payables                             1,977      1,251       1,298
                                                            ----------------------------------
            Total liabilities                                   264,076    263,755     257,228
                                                            ----------------------------------

Stockholders' equity
  Common stock                                                    4,536      4,536       4,535
  Surplus                                                        14,061     14,056      14,018
  Retained earnings                                              13,211     11,787       9,557
  Accumulated other comprehensive loss                              407         (9)       (560)
                                                            ----------------------------------
                                                                 32,215     30,370      27,550
                                                            ----------------------------------

             Total liabilities and stockholders' equity        $296,291   $294,125    $284,778
                                                            ==================================

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Amounts in $1,000's
                                   (Unaudited)

                                                                 For three months ended March 31,
                                                               ----------------------------------
                                                                           2001              2000
                                                               ----------------------------------
Cash flows from operating activity:
   Net income                                                          $  1,423          $  1,306
   Adjustments to reconcile net income to net cash provided
                     by operating activities
      Depreciation                                                          181               176
      Provision for loan losses                                             245               150
      Origination of loans held for sale                                (12,361)           (3,901)
      Proceeds from sale of loans held for sale                          10,112             3,635
      Gain on sales of loans                                               (104)                -
      Change in interest receivable and other assets                        537              (229)
      Change in payables and other liabilities                              726               297
      Other adjustments                                                     275               (42)
                                                               ----------------------------------
            Net cash provided by operating activities                     1,034             1,390
                                                               ----------------------------------

Cash flows from investing activities
   Proceeds from sales and maturities of securities                       2,990             2,201
   Purchase of securities                                                (1,367)              (46)
   Loans made net of principal collections                               (3,883)          (10,133)
   Purchase of property                                                     (98)             (312)
                                                               ----------------------------------
            Net cash used in investing activities                        (2,358)           (8,290)
                                                               ----------------------------------

Cash flows from financing activities
   Net increase (decrease) in deposits                                   (7,005)           10,454
   Increase in fed funds purchased                                        5,100             2,500
   Increase in Federal Home Loan Bank borrowings                          1,500                 -
   Proceeds from stock options exercised                                      6               112
   Repurchase of shares                                                       -              (913)
            Net cash provided by financing activities                      (399)           12,153
                                                               ----------------------------------

Net increase (decrease) in cash and cash equivalents                     (1,723)            5,253

Cash and cash equivalents, beginning of period                           15,760             9,952
                                                               ----------------------------------

Cash and cash equivalents, end of period                               $ 14,036          $ 15,205
                                                               ----------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion contains a review of Pacific Continental Corporation (the "Company") and its wholly-owned subsidiary Pacific Continental Bank (the "Bank") operating results and financial condition for the first quarter of 2001. When warranted, comparisons are made to the same period in 2000 and to the previous year ended December 31, 2000. The discussion should be read in conjunction with the financial statements (unaudited) contained elsewhere in this report. The reader is assumed to have access to the Company's Form 10-K and portions of the Annual Report to Shareholders incorporated into the 10-K for the previous year ended December 31, 2000, which contains additional statistics and explanations. All numbers, except per share data, are expressed in thousands of dollars.

In addition to historical information, this report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). This statement is included for the express purpose of availing Pacific Continental Corporation of the protections of the safe harbor provisions of the PSLRA. The forward-looking statements contained in this report are subject to factors, risks, and uncertainties that may cause actual results to differ materially from those projected. Important factors that might cause such material differences include, but are not limited to, those discussed in this section of the report. In addition, the following items are among the factors that could cause actual results to differ materially from the forward-looking statements in this report: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; new legislation; vendor quality and efficiency; employee retention factors; rapidly changing technology and evolving banking industry standards; competitive standards; competitive factors, including increased competition with community, regional, and national financial institutions; fluctuating interest rate environments; and similar matters. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of the statement. Pacific Continental Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission.

HIGHLIGHTS

 .    Operating revenue up 12% over prior year.
 .    Pacific Continental Bank recognized as SBA Lender of the Year in Oregon for the third consecutive year.
 .    Funded the first education loan under a unique new Federal loan program.
 .    Named one of the Top 100 businesses to work for in Oregon by the Oregon
    Business Magazine.
 .    Susan Otcenas, Assistant Vice President & Loan Officer awarded the SBA
    Financial Services Advocate of the year award.
 .    Financial profile remains strong with return on assets and return on equity of 1.96% and 18.33% respectively.

Earnings in the first quarter of 2001 were $1,423, up $117, or 9%, over first quarter 2000 earnings of $1,306. The increase in earnings was primarily due to strong revenue growth, in particular, noninterest income, which was up $426 or 51% over last year. Diluted earnings per share were $0.31 and $0.28 in the first quarters of 2001 and 2000, respectively, an increase of 11%. Return on assets and return on equity in the first quarter of 2001 were 1.96% and 18.33%. That compares to 1.90% and 19.03% reported in first quarter of 2000. Period end assets at March 31, 2001, were $296,291, a 4% increase over one year ago. Average assets for the first quarter of 2001 were $294,528, up 7% over average assets in the same quarter one-year ago.


RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the primary source of the Company's revenue. Net interest income is the difference between interest income derived from earnings assets, principally loans, and the interest expense associated with interest bearing liabilities, principally deposits. The volume and mix of earnings assets and funding sources, market rates of interest, demand for loans, and the availability of deposits affect net interest income.

Net interest income prior to the provision for loan loss, in the first quarter of 2001 increased $200, or 5%, over same period in 2000. This increase is primarily the result of growth of earning assets. Average earning assets in the current quarter increased 7% when compared to the first quarter of 2000.

Net interest margin as a percentage of earning assets was 6.66% in the first
quarter of 2001 compared to 6.75% in the same time period in 2000.   On three
occasions during the first quarter of 2001, the Federal Reserve lowered market interest rates, which resulted in a 1.50% drop in the prime lending rate. This resulted in an immediate decline in the yield on the Company's variable rate loan portfolio. Approximately 40% of the Company's loan portfolio consists of variable rate loans. The decline in yield on variable rate loans was mitigated at the end of February 2001 (the last prime rate drop) by the activation of interest rate floors on variable rate loans. The cost of interest-bearing liabilities did not fall as quickly as asset yields during the first two months of the quarter, resulting in interest margin compression. Net interest margin for March 2000 improved significantly over January and February. March 2001 net interest margin was 6.87% compared to 6.62% in February and 6.48% in January. This improving trend is expected to continue, as earning asset yields should stabilize while cost of funds continues to decline.

A detailed comparison of interest income and interest expense between first quarter 2001 and first quarter 2000 shows that interest income grew by $257. Increased volume of earning assets improved interest income by $365, which was offset by lower yields on earning assets reducing interest income by $108. First quarter 2001interest expense increased $57 over the same quarter last year. Higher volumes of interest bearing deposits and borrowings increased interest expense by $107, which was offset by a $50 decline in interest expense due to lower rates on interest bearing liabilities.

Provision for Loan Losses

Below is a summary of the Company's allowance for loan losses for the first three months of 2001:

                                                                   2000
                                                    -------------------
          Balance, December 31, 2000                             $2,149
          Provision charged to income                               245
          Loans charged off                                          27
          Recoveries credited to allowance                           28
                                                    -------------------

          Balance, March 31, 2001                                $2,395
                                                    -------------------

First quarter 2001 provision for loan losses was $245, compared to $150 for the same quarter last year, reflecting the increase in nonperforming assets from December 31, 2000 shown in the table below. The allowance for loan losses at March 31, 2001 was 1.04% of period end loans compared to 0.88% at March 31, 2000. During the first quarter 2001, the Company had net loan recoveries of $1. Net charge offs in the first quarter last year were $654, which was primarily
attributable to a single loan.   In January 2001, the Company disposed of $385
of repossessed assets, which were on the books at December 31, 2000. This resulted in a $5 gain upon disposal.

The Company experienced significant improvement in the level of nonperforming assets, showing a decline of $1,771 from March 31, 2000 to March 31, 2001. The increase in nonperforming assets from December 31, 2000 to March 31, 2001 did not materially impact first quarter earnings.

Below is a summary of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned for the periods covered in this report:


                                                    Mar. 31, 2001   Dec. 31, 2000   Mar. 31, 2000
                                                   --------------   -------------   -------------
Nonaccrual loans and impaired loans                $         796    $         490   $       2,352
90 days past due and accruing interest                       527              155             217
                                                   -------------    -------------   -------------
  Total nonperforming loans                                1,323              645           2,569
Repossessed assets                                             0              385             525
                                                   -------------    -------------   -------------
  Total nonperforming assets                               1,323            1,030           3,094
Nonperforming loans guaranteed by government                (323)            (160)         (1,461)
                                                   -------------    -------------   -------------
  Total nonperforming assets, net of guaranteed    $       1,000    $         870   $       1,633

Noninterest Income

Noninterest income increased $426 or 51% in the first quarter of 2001 when compared to the same period in 2000. All categories of noninterest income improved during the current quarter when compared to last year. The majority of growth in noninterest income was attributable to four categories. Merchant bankcard processing fees were up $134 or 35% due to increased volumes of clients and transactions. The merchant bankcard processing fees have shown 30% to 40% growth in each of the last four years. Loan servicing fees increased by $56 or 127% over last year. This improvement resulted from a $9,000 increase in the loan-servicing portfolio. In addition, last year's loan servicing fees were negatively impacted by a $52 write down of a servicing asset. Excluding last year's write down, loan-servicing fees were up only $4. Mortgage banking income and gains on sales of loans were up $150 or156%. Mortgage banking revenues increased $64 or 82% over last year due to a higher level of home sales and refinancing of existing mortgages, reflecting a more favorable interest rate environment. Gains on sales of loans increased $86 or 481%. During the first quarter 2001, the Company sold approximately $2,900 of loans guaranteed by the government, which resulted in gains of $104. No loans were sold during the first quarter of last year. Finally, gains on sales of securities increased by $61. Gains of $54 were recognized in the current quarter on the sale of a single security, which compares to a loss last year of $7.

Noninterest Expense

Noninterest expense in the current quarter increased $271 or 14% over the same period in 2000. Two categories accounted for the majority of the increase in noninterest expense. Salaries and employee benefits were up $251 or 17% over 2000. Salaries increased by 14% due to new offices and staff increases in existing offices. Increased group insurance premiums accounted for $30 of the increase, while increased commissions on mortgage originations accounted for an additional $27. Bankcard processing expense increased $86 or 27% and was a direct result of increased volumes. Increases in these two categories were offset by a $41 decline in business development expense. During the first quarter of last year, the Company had approximately $35 in one time expenditures related to the promotion of a new online banking product.

LIQUIDITY

Liquidity is the term used to define the Company's ability to meet its financial commitments. The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds. The Company derives liquidity primarily through core deposit growth, the maturity of investment securities, and loan payments. Core deposits include demand, interest checking, money market, savings and local time deposits. Additional liquidity is provided through sales of loans, access to national CD markets, public deposits and both secured and unsecured borrowings. Because of seasonal construction and economic activity and client payment of various tax obligations, the Company traditionally experiences slower growth of core deposits during the first quarter of each year. During the current quarter, core deposits declined by approximately $5,000 from December 31, 2000. As a percentage of total deposits, core deposits were 94% at March 31, 2001 compared to 86% at March 31, 2000. Loan sales of approximately $2,900 reduced some of the seasonal funding pressure during the first quarter. At March 31, 2001, the Company had $52,500 available funding from overnight borrowing agreements with correspondent banks and the Federal Home Loan Bank of Seattle. In addition, $7,500 was available from the State of Oregon certificate of deposit program. The Company's loan portfolio also contains $11,255 in marketable government guaranteed loans.

CAPITAL RESOURCES

Capital is the shareholder's investment in the Company. Capital grows through the retention of earnings and the issuance of new stock through the exercise of incentive options and decreases through the payment of dividends and share repurchase programs. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Banking regulations require the Company to maintain minimum levels of capital. The Company manages its capital to maintain a "well capitalized" designation (the FDIC's highest rating). At March 31, 2001, the Company's total capital to risk weighted assets was 13.59%, compared to 12.71% at March 31, 2000. Quarter end capital grew by $4,665 when compared to last year. Of the total increase in capital, 21% or $967 was attributable to an increase in the net unrealized value of the Company's securities portfolio.

The Company projects that earnings retention and existing capital will be sufficient to fund anticipated asset growth, while maintaining a well-capitalized designation from the FDIC.

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

The model attempts to account for such limitations by imposing weights on the differences between repricing assets and repricing liabilities within each time segment. These weights are based on the ratio between the amount of rate change of each category of asset or liability, and the amount of change in the federal funds rate. Certain non-maturing liabilities such as checking accounts and money market deposit accounts are allocated among the various repricing time segments to meet local competitive conditions and management's strategies

The Company strives to manage the balance sheet so that net interest income is not negatively impacted more than 15 percent given a change in interest rates of plus or minus 2 percent. Current evaluations show the Bank is within its established guidelines and there no material changes from the Company's position at December 31, 2000. The current quarter's analysis shows the Company has become more liability sensitive over the past six months, reflecting management's strategy to shorten the maturity structure of its liabilities in anticipation of falling market interest rates. This strategy was implemented to protect the Company's net interest margin in light of the large portion of variable rate loans in its portfolio.

The following table shows the estimated impact of the various interest rate scenarios used in the software modeling based on data provided by the Company to the Federal Home Loan Bank at March 31, 2001. The table shows estimates of changes in net interest income. For illustrative purposes the base figure of $17,751 used in the interest rate shock analysis is the annualized actual net interest income for the first three months of 2001. Due to the various assumptions used for this modeling, no assurance can be given that projections will reflect actual results.

                          Interest Rate Shock Analysis
                Net Interest Income and Market Value Performance
                             (dollars in thousands)

            -------------------     --------------------------------------------------
                 Projected                          Net Interest Income
                  Interest                Estimated         $ Change       % Change
                Rate Change                 Value          from Base      from Base
            -------------------     --------------------------------------------------
                       +200                  18,721              970           5.47%
                       +100                  18,213              462           2.68%
                       Base                  17,751                0           0.00%
                       -100                  17,407             (344)         -1.94%
                       -200                  17,124             (627)         -3.53%
            -------------------     --------------------------------------------------

                    Gradual Interest Rate Movement Forecast
                Net Interest Income and Market Value Performance
                            (dollars, in thousands)

            -------------------     --------------------------------------------------
                  Projected                          Net Interest Income
                  Interest                 Estimated         $ Change       % Change
                 Rate Change                 Value          from Base      from Base
            -------------------     --------------------------------------------------
                Rising 2.40%                   18,264             513           2.89%
                       Base                    17,751               0           0.00%
             Declining 2.40%                   17,254            (227)         -1.28%
            -------------------     --------------------------------------------------


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
                 None

(b)      Reports on Form 8-K
                 None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PACIFIC CONTINENTAL CORPORATION
                                               (Registrant)



Dated  April 26 , 2001              /s/ J. Bruce Riddle
       ---------------------      --------------------------------------
                                  J. Bruce Riddle
                                  President and Chief Executive Officer



Dated  April 26 , 2001              /s/ Michael A. Reynolds
       ---------------------      --------------------------------------
                                  Michael A. Reynolds
                                  Vice President and Controller