Form 10-Q
period 2001-06-30
PACIFIC CONTINENTAL CORP
filed 2001-08-03
CIK 1084717

      As Filed with the Securities & Exchange Commission on August 3, 2001


                        SECURITIES & EXCHANGE COMMISSION
                          ----------------------------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.
                                           -------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
________________


                            SEC File Number:   0-30106
                                             -----------



                         PACIFIC CONTINENTAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


                     OREGON                              93-1269184
        -----------------------------------        -----------------------
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
                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $1.00 par value, outstanding as of August 3, 2001:   4,605,394
                                                                -------------

                         PACIFIC CONTINENTAL CORPORATION
                                    FORM 10-Q
                                QUARTERLY REPORT
                                TABLE OF CONTENTS
                                  -------------


PART I    FINANCIAL INFORMATION                                         Page
Item 1.   Financial Statements

          Consolidated Statements of Income:                               3
          Six months ended June 30, 2001, and June 30, 2000

          Consolidated Statements of Comprehensive Income
          Six months ended June 30, 2001 and June 30, 2000                 4

          Consolidated Balance sheets:                                     5
          June 30, 2001, December 31, 2000 and June 30, 2000

          Consolidated Statements of Cash Flows:                           6
          Six months ended June 30, 2001 and June 30, 2000

          Notes to Consolidated Financial Statements                       7


Item 2.   Management's Discussion and Analysis of Financial                8
          Condition and Results of Operations

Item 3.   Market Risk and Balance Sheet Management                        12


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                             none

Item 2.   Changes in Securities                                         none

Item 3.   Defaults Upon Senior Securities                               none

Item 4.   Submission of Matters to a Vote of Security Holders             15

Item 5.   Other Information                                             none

Item 6.   Exhibits and Reports on Form 8-K                                15


SIGNATURES                                                                16

PART I
Item 1. Financial Statements

                        CONSOLIDATED STATEMENTS OF INCOME
                               Amounts in $1,000's
                                   (Unaudited)

                                               Quarter ended June 30,      Year to date June 30,

                                                      2001       2000          2001         2000
                                               ----------------------  -------------------------
Interest income

  Loans                                             $5,839     $5,919       $11,627      $11,532
  Securities                                           608        517         1,241        1,068
  Dividends on Federal Home Loan Bank stock             41         35            78           70
  Federal funds sold                                    11          9            19           19
                                               ----------------------  -------------------------
                                                     6,499      6,480        12,965       12,689
                                               ----------------------  -------------------------

Interest expense

  Deposits                                           1,478      1,944         3,263        3,655
  Federal Home Loan Bank borrowings                    259        199           450          391
  Federal funds purchased                               71        161           184          289
                                               ----------------------  -------------------------
                                                     1,808      2,303         3,897        4,335
                                               ----------------------  -------------------------

     Net interest income                             4,691      4,177         9,068        8,354

Provision for loan losses                              225        550           470          700
                                               ----------------------  -------------------------
     Net interest income after provision             4,446      3,639         8,598        7,666
                                               ----------------------  -------------------------

Noninterest income

  Service charges on deposit accounts                  300        256           570          501
  Other fee income, principally bankcard               494        412         1,008          792
  Loan servicing fees                                  125         76           225          120
  Mortgage banking income and gains
  on loan sales                                        134         84           380          180
  Gain (loss) on sale of securities                    (27)       (17)           27          (24)
  Other noninterest income                              54         68           126          141
                                               ----------------------  -------------------------
                                                     1,080        879         2,336        1,710
                                               ----------------------  -------------------------

Noninterest expense

  Salaries and employee benefits                     1,623      1,464         3,338        2,928
  Premises and equipment                               303        283           626          578
  Bankcard processing                                  391        343           790          656
  Business development                                 243        311           405          514
  Other noninterest expense                            604        773         1,104        1,226
                                               ----------------------  -------------------------
                                                     3,164      3,173         6,263        5,901
                                               ----------------------  -------------------------

     Income before income taxes                      2,382      1,334         4,671        3,463
Provision for income taxes                             927        541         1,793        1,363
                                               ----------------------  -------------------------

     Net income                                     $1,455     $  793       $ 2,878      $ 2,099
                                               ----------------------  -------------------------

Earnings per share

   Basic                                      $  0.32  $  0.17  $  0.63  $  0.46
                                             -----------------  ----------------
   Diluted                                    $  0.32  $  0.17  $  0.63  $  0.46
                                             -----------------  ----------------

Weighted average shares outstanding
     Basic                                      4,562    4,535    4,549    4,556

     Common stock equivalents
      attributable to stock options                30       14       28       22
                                             -----------------  ----------------
   Diluted                                      4,592    4,549    4,577    4,578
                                             -----------------  ----------------


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               Amounts in $1,000's
                                   (Unaudited)

                                                               Quarter ended                     Year to date
                                                                  June 30,                          June 30,

                                                                2001          2000               2001          2000
                                                       ---------------------------      ---------------------------
Net income                                                   $ 1,455        $  793            $ 2,878       $ 2,099
                                                       ---------------------------      ---------------------------

Unrealized gains (losses) on Investment Securities
 Unrealized gains (losses) arising during the period             (59)         (219)               671          (333)
   Reclassification for (gains) losses included in
       statement of income                                        27            17                (27)           24
                                                       ---------------------------      ---------------------------
                                                                 (32)         (202)               644          (309)
   Income tax (expense) benefit                                   12            78                248           119
                                                       ---------------------------      ---------------------------
      Net unrealized gains (losses) on securities
         available for sale                                      (20)         (124)               396          (190)
                                                       ---------------------------      ----------------------------
Comprehensive Income                                         $ 1,435        $  669            $ 3,274       $ 1,909
                                                       ===========================      ===========================

                           CONSOLIDATED BALANCE SHEETS
                               Amounts in $1,000's
                                   (Unaudited)

                                                             June 30,    December, 31,          June 30,
                                                                 2001             2000              2000
                                                    ----------------------------------------------------
Assets

  Cash and due from banks                                    $ 15,585        $  15,145          $ 15,533
  Federal funds sold                                            1,190              615               826
                                                    ----------------------------------------------------
      Total cash and cash equivalents                          16,775           15,760            16,359

  Securities available-for-sale                                32,819           38,115            29,172
  Loans held for sale                                           1,230              814             2,770
  Loans, less allowance for loan losses                       236,574          221,631           230,152
  Interest receivable                                           1,610            1,714             1,554
  Federal home loan bank stock                                  2,376            2,299             2,191
  Property, net of accumulated depreciation                    13,386           12,978            12,346
  Deferred income taxes                                             -                -               713
  Other assets                                                    491              813               753
                                                    ----------------------------------------------------

      Total assets                                            305,261          294,124           296,010
                                                    ====================================================


Liabilities and stockholders' equity
  Deposits
    Noninterest-bearing demand                                 73,198           69,549            67,637
    Savings and interest-bearing checking                     120,122          126,770           111,610
    Time $100,000 and over                                     25,186           27,476            38,832
    Other time                                                 22,590           26,308            31,077
                                                    ----------------------------------------------------
                                                              241,096          250,103           249,156
                                                    ----------------------------------------------------

  Federal funds purchased                                       2,900              900             5,000
  Federal Home Loan Bank term advances                         26,000           11,500            13,000
  Accrued interest and other liabilities                        1,680            1,251             1,337
                                                    ----------------------------------------------------
      Total liabilities                                       271,676          263,754           268,493
                                                    ----------------------------------------------------

Stockholders' equity
  Common stock                                                  4,605            4,536             4,536
  Surplus                                                      14,618           14,056            14,042
  Retained earnings                                            13,975           11,787             9,623
  Accumulated other comprehensive loss                            387               (9)             (684)
                                                    ----------------------------------------------------
      Total stockholders' equity                               33,585           30,370            27,517
                                                    ----------------------------------------------------

                                                             $305,261        $ 294,124          $296,010
                                                    ====================================================

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Amounts in $1,000's
                                   (Unaudited)

                                                                      For six months ended June 30,
                                                                           2001               2000
                                                                       --------           --------
Cash flows from operating activity:
   Net income                                                          $  2,878           $  2,099
   Adjustments to reconcile net income to net cash provided
                     By operating activities
      Depreciation                                                          364                360
      Amortization                                                           76                 77
      Provision for loan losses                                             470                700
      Deferred income taxes                                                 (66)               (42)
      Origination of loans held for sale                                (17,556)            (8,724)
      Proceeds from sale of loans held for sale                          17,244              8,721
      Gain on sales of loans                                               (104)                --
      (Gain) loss on sales of securities                                    (27)                24
      Stock dividends from federal home loan bank                           (78)               (70)
      Change in interest receivable and other assets                        427               (186)
      Change in payables and other liabilities                              430                335
      Other adjustments                                                     472               (145)
                                                                       --------           --------

            Net cash provided by operating activities                     4,530              3,149
                                                                       --------           --------

Cash flows from investing activities
   Proceeds from sales and maturities of securities                      11,682              6,204
   Purchase of securities                                                (6,464)              (593)
   Loans made net of principal collections                              (15,413)           (24,086)
   Purchase of property                                                    (752)              (944)
                                                                       --------           --------

            Net cash used in investing activities                       (10,947)           (19,419)
                                                                       --------           --------

Cash flows from financing activities
   Net increase (decrease) in deposits                                   (9,008)            24,981
   Increase (decrease) in fed funds purchased                             2,000               (800)
   Increase in Federal Home Loan Bank borrowings                         14,500                 --
   Repurchase of shares                                                      --               (987)
   Proceeds from stock options exercised                                    630                164
   Dividends paid, net of reinvestment                                     (691)              (681)
                                                                       --------           --------

            Net cash provided by financing activities                     7,432             22,677
                                                                       --------           --------

Net increase in cash and cash equivalents                                 1,015              6,407

Cash and cash equivalents, beginning of period                           15,760              9,952
                                                                       --------           --------

Cash and cash equivalents, end of period                               $ 16,775           $ 16,359
                                                                       --------           --------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A complete set of Notes to Consolidated Financial Statements is a part of the Bank's Annual Report to Shareholders for the period ended December 31, 2000, included as exhibit 13 within the Bank's Form 10-K filed March 15, 2001. The notes below are included because of material changes in the financial statements or to provide the reader with additional information not otherwise available.

1. Basis of Presentation

The accompanying interim condensed consolidated financial statements include the accounts of Pacific Continental Corporation (the "Company"), a bank holding company, and its wholly-owned subsidiary, Pacific Continental Bank (the "Bank") and the Bank's wholly owned subsidiaries, PCB Services Corporation (which owns and operates bank-related real estate) and PCB Loan Services Corporation (presently inactive). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared by the Company without audit and in conformity with generally accepted accounting principles in the United States of America for interim financial information. The financial statements include all adjustments and normal accruals, which the Company considers necessary for a fair presentation of the results of operations for such interim periods. In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, as of the date of the balance sheets and income and expenses for the periods. Actual results could differ from those estimates.

The balance sheet data as of December 31, 2000 was derived from audited financial statements, but does not include all disclosures contained in the Company's 2000 Annual Report to Shareholders.

The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2000 consolidated financial statements, including the notes thereto, included in the Company's 2000 Annual Report to Shareholders.


2. Federal Home Loan Bank Term Advances

The Bank is a member of the Federal Home Loan Bank (FHLB), which provides a secured line of credit of $45,000 that may be accessed for short or long-term borrowings given sufficient qualifying collateral. At June 30, 2001 the Bank had a total of $26,000 in borrowings outstanding from FHLB, consisting of 11 advances with maturities ranging from July 2001 through June 2005 bearing a weighted average interest rate of 5.46%. At December 31, 2000, the Bank had a total of $11,500 in borrowings outstanding from the FHLB bearing a weighted average interest rate of 6.71%. At June 30, 1999, the Bank had a total of $13,000 in borrowings outstanding from the FHLB bearing a weighted average interest rate of 6.27%.


3. Adoption of New Accounting Standards

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as a replacement for SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, but it carries over most of the provisions of SFAS No. 125 without change.
SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Adoption of SFAS No. 140 did not have a material effect on the Company's financial position or results of operation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion contains a review of Pacific Continental Corporation and its wholly owned subsidiary Pacific Continental Bank operating results and financial condition for the second quarter of 2001. When warranted, comparisons are made to the same period in 2000 and to the previous year ended December 31, 2000. The discussion should be read in conjunction with the financial statements (unaudited) contained elsewhere in this report. The reader is assumed to have access to the Company's Form 10-K and portions of the Annual Report to Shareholders incorporated into the 10-K for the previous year ended December 31, 2000, which contains additional statistics and explanations. All numbers, except per share data, are expressed in thousands of dollars.

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

Six Month Highlights

 .    Operating revenue up 13% over last year.
 .    Second quarter net interest margin as a percentage of earning assets 6.99%.
 .    One of only ten businesses in the state of Oregon to be recognized by
     Families in Good Company with the Quality Seal signifying dedication to families in the workplace and the community.
 .    Named one of the Top 100 businesses to work for in the state of Oregon by the Oregon Business Magazine.
 .    Pacific Continental Bank recognized as SBA Lender of the Year in Oregon for the third consecutive year.
 .    Financial profile remains strong with return on assets and return on equity of 1.96% and 17.96%, respectively, through six months of 2001.

Net income in the second quarter 2001 was $1,455 an increase of 83% from second quarter 2000 income of $793. Return on average assets and return on average equity in the current quarter were 1.96% and 17.61% respectively as compared to 1.11% and 11.40% in the same quarter one year ago. The improvement in quarterly earnings resulted from a 14% increase in operating revenues (net interest income plus noninterest income), lower loan loss provision and successful expense control when compared to last year.

For the first six months of 2001 the Company earned $2,878 a 37% increase from six month 2000 earnings of $2,099. Per share earnings on a diluted basis for the first six months of 2001 and 2000 were $0.63 and $0.46, respectively, also an increase of 37%. Average shares outstanding for the first six months of 2000 were 4,561,607 compared to 4,548,833 for the same period one-year ago. The increase in average shares outstanding resulted from stock options exercised during the current quarter. Comparing the first six months of 2001 to the same period in 2000, return on average assets was 1.96% and 1.50%, while return on average equity improved to 17.96% from 15.19%.

At June 30, 2001 total assets were $305,261 or 4% more than December 31, 2000 and 3% more than June 30, 2000.

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

Net interest income prior to the provision for loan loss, in the second quarter of 2001 increased $514, or 12%, over same period in 2000. This increase resulted from growth of earning assets and improved net interest margin. Average earning assets in the current quarter increased 6% when compared to the first quarter of 2000. Net interest margin as a percentage of earning assets improved by 0.55% from 6.44% in second quarter 2000 to 6.99% in second quarter 2001.

On three occasions during the first quarter of 2001, the Federal Reserve lowered market interest rates, which resulted in a 1.50% drop in the prime-lending rate. The Federal Reserve followed with three more rate drops during the second quarter resulting in another 1.25% decline in the prime lending rate. The rate decline in the current quarter resulted in the continued decline in the cost of liabilities. Total liability costs in the current quarter dropped 0.36% from 3.01% in the first three months of the year to 2.65% in the second quarter. While liability costs fell during the second quarter, earning asset yields were relatively stable in spite of the decline in the prime-lending rate. Earning asset yields were 9.64% in the current quarter compared to 9.67% in the first quarter of this year The decline in yield on earning assets was mitigated by the activation of interest rate floors on variable rate loans, most of which went into effect at the end of February 2001.

Net interest income for the first six months showed results similar to the quarter-to-quarter comparison. For the first six months of 2001, net interest income, prior to the provision for loan loss, totaled $9,068, an increase of 9% over $8,354 for the same period in 2000. Year-to-date average earning assets increased 5% as compared to the same period in 2000, while net interest income as a percent of earning assets improved from 6.59% in 2000 to 6.82% in 2001. The increase in margin resulted from rates on interest bearing liabilities falling faster than loan yields. A detailed rate and volume analysis shows that the interest income component grew by $276, a $581 improvement due to higher volumes offset by $305 decline due to lower rates. The interest expense component fell by $438 entirely due to lower rates.

Provision for Loan Losses

Below is a summary of the Company's allowance for loan losses for the first six months of 2001.

                                                           2001
                                                 --------------

          Balance, December 31, 2000                    $ 2,149
          Provision charged to income                       470
          Loans charged off                                 115
          Recoveries credited to allowance                   47
                                                 --------------

          Balance, June 30, 2001                        $ 2,551
                                                 ==============

The second quarter 2001 provision for loan losses was $225 compared to $550 for the same quarter last year. Year-to-date June 30, 2001 loan loss provision was $470 compared to $700 for the same period in 2000. The decrease in the provision during 2001 was due to due to lower loan losses and improvement in general loan quality. Through the first six months of the current year, net charge offs were $68. That compares to net charge offs of $1,139 for the same time period in 2000. The allowance for loan losses at June 30, 2001 was 1.06% compared to 0.86% at June 30, 2000.

The Company continued to experience significant improvement in the level of nonperforming assets. Total nonperforming assets at June 30, 2001 are down nearly $1,000 from June 30, 2000. During the first six months of the current year, the Company has not experienced any material increase in the level of nonperforming assets.

Below is a summary of nonperforming assets at June 30, 2001 compared to prior periods. Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned. Nonaccrual loans and loans 90 days past due and still accruing interest consist of 19 individual loans, the largest of which represents exposure of $135.

                                                      June 30, 2001   December 31, 2000  June 30, 2000
                                                      -------------   -----------------  -------------
Nonaccrual loans                                         $   898           $   490          $ 1,609
90 days past due and accruing interest                   $   238           $   155          $    79
Repossessed assets                                       $     0           $   385          $   445
                                                         -------           -------          -------
 Total nonperforming assets                              $ 1,136           $ 1,030          $ 2,133
Nonperforming loans guaranteed by government             $  (479)          $  (184)         $(1,179)
                                                         -------           -------          -------
 Total nonperforming assets, net of guarantee            $   639           $   846          $   954



Noninterest Income

Year-to-date June 30, 2001 noninterest income of $2,336 was up $626 or 37% from 2000 noninterest income for the same time period. All categories of noninterest income improved during the current year when compared to last year. The majority of growth in noninterest income was attributable to four categories. Service charges on deposit accounts were up $69 or 14% due to an increase in the number of clients. Merchant bankcard fees grew by $216 or 27% due to increased volumes of clients and transactions. Loan servicing fees of $225 were up $105 or 88%, which resulted from an increase of $11,000 in the loan-servicing portfolio from loan sales during the last half of 2000 and during the first three months of 2001. In addition, last year's loan servicing income was negatively impacted by a $52 write down of a servicing asset due to a prepayment during the first six months of the year. Finally, mortgage banking income and gains on the sales of loans increased from $180 in 2000 to $380 in 2001, an improvement of $200 or 111%. Mortgage banking revenues were up $127 or 85% over last year due to higher levels of refinancing and home sales resulting from a lower interest rate environment. Gains on the sales of loans improved by $73 or 237%. During the first quarter of the current year, the Company sold approximately $2,900 of loans guaranteed by the government, which resulted in gains of $104. No loans were sold during the first six months of 2000.

Noninterest Expense

Year-to-date June 30, 2001 noninterest expense increased $362 or 6% from the same period in 2000. Merchant bankcard processing expense accounted for $134 of the increase and related directly to the revenue increase discussed above. Excluding the merchant processing fees, total noninterest expense increased only 4% over last year. Total personnel expense during the first six months increased $410, primarily due to increased benefits costs and commissions paid on mortgage loan originations. Offsetting the increase in merchant processing and personnel expense were declines in business development expense of $109 and in other expense of $122. Business development expenses during the first six months of 2000 had significant one time costs to promote the Company's on line banking product and the opening of its West 11th office. The decline in other expense resulted from a reduction in repossession, collection, and other real estate expense from last year of approximately $100.

Liquidity

Liquidity is the term used to define the Company's ability to meet its financial commitments. The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds. The Company derives liquidity primarily through core deposit growth, the maturity of investment securities, and loan payments. Core deposits include demand, interest checking, money market, savings and local time deposits. Additional liquidity is provided through sales of loans, access to national CD markets, public deposits and both secured and unsecured borrowings. Because of seasonal construction and economic activity and client payment of various tax obligations, the Company traditionally experiences slower growth of core deposits during the first half of each year typically resulting in funding and liquidity pressures. This was evidenced by the fact that average core deposits for the month of June 2001 are unchanged from December 2000. As a percentage of total deposits, core deposits were 95% at June 30, 2001 compared to 93% at December 31, 2000. Asset growth of approximately $10,000 in the first six months of the current was funded primarily with long term borrowings from the Federal Home Loan Bank of Seattle and unsecured borrowings. Over the course of the last twelve months, the Company has intentionally allowed national time deposits and public funds to mature and alternatively used short term borrowing lines in order to take advantage of falling market interest rates. The decline of outstanding deposits from June 30, 2000 to June 30, 2001 of $8,000 was entirely attributable to the run off of these deposits. At June 30, 2001, the Bank had secured and unsecured overnight and term borrowing capacity of approximately $78,000 of which $28,900 was used.

Capital Resources

Capital is the shareholder's investment in the Company. Capital grows through the retention of earnings and the issuance of new stock through the exercise of incentive options and decreases through the payment of dividends and share repurchase programs. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Banking regulations require the Company to maintain minimum levels of capital. The Company manages its capital to maintain a "well capitalized" designation (the FDIC's highest rating). At June 30, 2001, the Company's total capital to risk weighted assets was 13.50%, compared to 12.13% at June 30, 2000.

Below is a summary of share activity during the first six months of 2001 and shares outstanding at June 30, 2001.

          Outstanding shares January 1, 2001                   4,535,752
          New shares issued through stock options                 69,042
                                                             -----------
          Outstanding shares June 30, 2001                     4,604,794

The Company projects that earnings retention and existing capital will be sufficient to fund anticipated asset growth while maintaining a well-capitalized designation from the FDIC.

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

Interest rate risk is managed through the monitoring of the Company's balance sheet by subjecting various asset and liability categories to interest rate shocks and gradual interest rate movements over a one-year period of time. Interest rate shocks use an instantaneous adjustment in market rates of large magnitudes on a static balance sheet to determine the effect such a change in interest rates would have on the Company's net interest income and capital for the succeeding twelve-month period. Such an extreme change in interest rates and the assumption that management would take no steps to restructure the balance sheet does limit the usefulness of this type of analysis. This type of analysis tends to provide a best case or worst-case scenario. A more reasonable approach utilizes gradual interest rate movements over a one-year period of time to determine the effect on the Company's net interest income.

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

The model attempts to account for such limitations by imposing weights on the differences between repricing assets and repricing liabilities within each time segment. These weights are based on the ratio between the amount of rate change of each category of asset or liability, and the amount of change in the federal funds rate. Certain non-maturing liabilities such as checking accounts and money market deposit accounts are allocated among the various repricing time segments to meet local competitive conditions and management's strategies

The Company strives to manage the balance sheet so that net interest income is not negatively impacted more than 15 percent given a change in interest rates of plus or minus 2 percent. Current evaluations show the Bank is within its established guidelines, and interest rate risk profile at June 30, 2001. The current quarter's analysis would suggest that the bank's net interest income is negatively impacted by both rising and falling rates over a one-year period. However, the impact in either scenario is not materially different from the base case.

The following table shows the estimated impact of the various interest rate scenarios used in the software modeling based on data provided by the Company to the Federal Home Loan Bank at June 30, 2001. The table shows estimates of changes in net interest income. For illustrative purposes the base figure of $18,286 used in the interest rate shock analysis is the annualized actual net interest income for the first six months of 2001. Due to the various assumptions used for this modeling, no assurance can be given that projections will reflect actual results.

                          Interest Rate Shock Analysis
                Net Interest Income and Market Value Performance
                             (dollars in thousands)

          -----------------------     ------------------------------------------------
                Projected                            Net Interest Income
                 Interest                  Estimated          $ Change       % Change
               Rate Change                    Value           from Base      from Base
          -----------------------     ------------------------------------------------
                   +200                           18,138           (148)       (0.81)%
                   +100                           18,255            (31)       (0.17)%
                   Base                           18,286              0         0.00%
                   -100                           17,961           (325)       (1.78)%
                   -200                           17,619           (667)       (3.65)%
          -----------------------     ------------------------------------------------

                     Gradual Interest Rate Movement Forecast
                Net Interest Income and Market Value Performance
                             (dollars, in thousands)

          -----------------------     ------------------------------------------------
                Projected                            Net Interest Income
                 Interest                  Estimated          $ Change       % Change
               Rate Change                    Value           from Base      from Base
          -----------------------     ------------------------------------------------
               Rising 2.40%                      18,123            (163)       (0.89)%
                   Base                          18,286               0         0.00%
             Declining 2.40%                     18,173            (113)       (0.62)%
          -----------------------     ------------------------------------------------

PART II. OTHER INFORMATION

Item 4.     Submissions of Matters to a Vote of Security Holders

     (a) Pacific Continental Corporation's Annual Shareholders' Meeting was held on April 24, 2001

     (b)  Not Applicable

     (c) A brief description of each matter voted upon at the Annual Meeting and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee to serve on the Board is presented below:

          (1) Election of (3) three Directors for terms expiring in 2004 or until their successors have been elected and qualified.

               Directors:

               Larry G. Campbell -
                        Votes Cast For:           3,804,764
                        Votes Withheld:              46,622

               James W. Putney -
                        Votes Cast For:           3,812,348
                        Votes Withheld:              39,038

               J. Bruce Riddle -
                        Votes Cast For:           3,804,197
                        Votes Withheld:              47,189

     (d)  None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:
     10.6  Form of Executive Severance Agreements for Messrs. Riddle and Brown

(b)  Reports on Form 8-K
           None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 PACIFIC CONTINENTAL CORPORATION
                                                          (Registrant)




Dated      August 3 , 2001             /s/ J. Bruce Riddle
        ---------------------         -------------------------------------
                                      J. Bruce Riddle
                                      President and Chief Executive Officer

Dated      August 3, 2001              /s/ Michael A. Reynolds
        ---------------------         -------------------------------------
                                      Michael A. Reynolds
                                      Vice President and Controller