Form 10-Q
period 2001-09-30
PACIFIC CONTINENTAL CORP
filed 2001-10-25
CIK 1084717

     As Filed with the Securities & Exchange Commission on October 25, 2001


                        SECURITIES & EXCHANGE COMMISSION
                        --------------------------------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.
                                                    -------------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to ____
________________


                            SEC File Number: 0-30106
                                            -----------

                         PACIFIC CONTINENTAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


                  OREGON                                  93-1269184
     --------------------------------              ------------------------
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

Common Stock, $1.00 par value, outstanding as of October 25, 2001: 5,070,487
                                                                   ---------

PACIFIC CONTINENTAL CORPORATION

                                    FORM 10-Q

                                QUARTERLY REPORT
                                TABLE OF CONTENTS
                                -----------------

PART I      FINANCIAL INFORMATION                                           Page

Item 1.     Financial Statements

            Consolidated Statements of Income:
            Nine months ended September 30, 2001, and September 30, 2000       3

            Consolidated Statements of Comprehensive Income:
            Nine months ended September 30, 2001 and September 30, 2000        4

            Consolidated Balance sheets:
            September 30, 2001, December 31, 2000 and September 30, 2000       5

            Consolidated Statements of Cash Flows:
            Nine months ended September 30, 2001 and September 30, 2000        6

            Notes to Consolidated Financial Statements                         7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                8

Item 3.     Market Risk and Balance Sheet Management                          13


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                               none

Item 2.     Changes in Securities                                           none

Item 3.     Defaults Upon Senior Securities                                 none

Item 4.     Submission of Matters to a Vote of Security Holders             none

Item 5.     Other Information                                               none

Item 6.     Exhibits and Reports on Form 8-K                                none


SIGNATURES                                                                    15

PART I
Item 1.  Financial Statements

                        CONSOLIDATED STATEMENTS OF INCOME
                               Amounts in $1,000's
                                   (Unaudited)

                                              Quarter ended     Year-to-date
                                              September 30,     September 30,

                                               2001    2000    2001      2000
                                            ----------------------------------
Interest income
  Loans                                      $5,748  $6,302 $17,375   $17,834
  Securities                                    488     528   1,729     1,597
  Dividends on Federal Home Loan Bank stock      41      36     119       107
  Federal funds sold                              8      15      27        32
                                            ----------------------------------
                                              6,285   6,881  19,250    19,570
                                            ----------------------------------

Interest expense
  Deposits                                    1,213   2,179   4,476     5,834
  Federal Home Loan Bank borrowings             388     243     838       634
  Federal funds purchased                        37      69     221       358
                                            ----------------------------------
                                              1,638   2,491   5,535     6,826
                                            ----------------------------------

     Net interest income                      4,647   4,390  13,715    12,744

Provision for loan losses                       285     225     755       925
                                            ----------------------------------
     Net interest income after provision      4,362   4,165  12,960    11,819
                                            ----------------------------------

Noninterest income
  Service charges on deposit accounts           289     278     859       778
  Other fee income, principally bankcard        504     453   1,512     1,245
  Loan servicing fees                           131      64     356       184
  Mortgage banking income and gains
  on loan sales                                  97     210     477       390
  Gain (loss)  on sale of securities           (22)       0       5      (24)
  Other noninterest income                      114      60     240       201
                                            ----------------------------------
                                              1,113   1,065   3,449     2,774
                                            ----------------------------------

Noninterest expense
  Salaries and employee benefits              1,679   1,548   5,017     4,475
  Premises and equipment                        322     329     948       907
  Bankcard processing                           436     377   1,226     1,033
  Business development                          148     152     553       666
  Other noninterest expense                     488     532   1,592     1,757
                                            ----------------------------------
                                              3,073   2,938   9,336     8,838
                                            ----------------------------------

     Income before income taxes               2,402   2,292   7,073     5,755
Provision for income taxes                      929     879   2,722     2,243
                                            ----------------------------------

     Net income                              $1,473  $1,413 $ 4,351   $ 3,512
                                            ----------------------------------
Earnings per share
   Basic                                     $ 0.29  $ 0.28 $  0.86   $ 0.70
                                            =============== ==================
   Diluted                                   $ 0.28  $ 0.28 $  0.85   $ 0.70
                                            =============== ==================

Weighted average shares outstanding
     Basic                                    5,067   4,990   5,025    5,004
     Common stock equivalents
     attributable to stock options               96       0      96        0
                                            --------------- ------------------
   Diluted                                    5,163   4,990   5,121    5,004
                                            --------------- ------------------

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               Amounts in $1,000's
                                   (Unaudited)

                                                          Quarter ended      Year-to-date
                                                          September 30,      September 30,

                                                          2001     2000      2001     2000
                                                        ----------------   -----------------
Net income                                              $ 1,473  $ 1,413   $ 4,351   $ 3,512
                                                        ----------------   -----------------

Unrealized gains (losses) on Investment Securities
   Unrealized gains (losses) arising during the period      289      483       959       150
   Reclassification for (gains) losses included in
statement of income                                          22        0        (5)       24
                                                        ----------------   -----------------
                                                            311      483       954       174
        Income tax (expense) benefit                       (120)    (186)     (367)      (67)
                                                        ----------------   -----------------
      Net unrealized gains (losses) on securities
         available for sale                                 191      297       587       107
                                                        ----------------   -----------------
Comprehensive Income                                    $ 1,664  $ 1,710   $ 4,938   $ 3,619
                                                        ================   =================

                           CONSOLIDATED BALANCE SHEETS
                               Amounts in $1,000's
                                   (Unaudited)

                                                September 30,    December, 31,     September 30,
                                                         2001             2000              2000
                                                ------------------------------------------------
Assets
  Cash and due from banks                            $ 14,216        $  15,145          $ 11,517
  Federal funds sold                                      527              615               581
                                                ------------------------------------------------
      Total cash and cash equivalents                  14,743           15,760            12,098

  Securities available-for-sale                        28,038           38,115            35,192
  Loans held for sale                                   2,091              814             3,033
  Loans, less allowance for loan losses               237,519          221,631           227,661
  Interest receivable                                   1,476            1,714             1,620
  Federal home loan bank stock                          2,418            2,299             2,262
  Property, net of accumulated depreciation            13,357           12,978            12,539
  Deferred income taxes                                     -                -               540
  Other assets                                            333              813              1004
                                                ------------------------------------------------

      Total assets                                    299,975          294,124           295,949
                                                ================================================


Liabilities and stockholders' equity
  Deposits
    Noninterest-bearing demand                         71,511           69,549            69,286
    Savings and interest-bearing checking             125,666          126,770           119,150
    Time $100,000 and over                             14,613           27,476            37,982
    Other time                                         23,650           26,308            27,164
                                                ------------------------------------------------
                                                      235,441          250,103           253,582
                                                ------------------------------------------------

  Federal funds purchased                               3,400              900                 0
  Federal Home Loan Bank term advances                 24,000           11,500            11,500
  Accrued interest and other liabilities                1,851            1,251             1,641
                                                ------------------------------------------------
      Total liabilities                               264,693          263,754           266,723
                                                ------------------------------------------------

Stockholders' equity

  Common stock                                          4,608            4,536             4,536
  Surplus                                              14,648           14,056            14,042
  Retained earnings                                    15,447           11,787            11,035
  Accumulated other comprehensive income (loss)           578               (9)             (387)
                                                ------------------------------------------------
      Total stockholders' equity                       35,282           30,370            29,226
                                                ------------------------------------------------

                                                     $299,975         $294,124          $295,949
                                                ------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Amounts in $1,000's
                                   (Unaudited)

                                                                  For nine months ended September 30,
                                                                             2001               2000
                                                                  ---------------     --------------
Cash flows from operating activity:
   Net income                                                               4,351       $      3,512
   Adjustments to reconcile net income to net cash provided
            By operating activities
      Depreciation                                                            599                562
      Amortization                                                             92                 74
      Provision for loan losses                                               755                925
      Deferred income taxes                                                   670                579
      Origination of loans held for sale                                  (24,179)           (14,856)
      Proceeds from sale of loans held for sale                            23,011             14,759
      Gain on sales of loans                                                 (109)              (169)
      (Gain) loss on sales of securities                                       (5)                24
      Stock dividends from federal home loan bank                            (120)              (107)
      Change in interest receivable and other assets                          720               (155)
      Change in payables and other liabilities                                600                303
      Other adjustments                                                      (101)              (135)
                                                                  ---------------     --------------

            Net cash provided by operating activities                       6,283              5,316
                                                                  ---------------     --------------

Cash flows from investing activities
   Proceeds from sales and maturities of securities                        18,598              7,326
   Purchase of securities                                                  (8,608)            (7,766)
   Loans made net of principal collections                                (16,643)           (21,996)
   Purchase of property                                                      (959)            (1,337)
                                                                  ---------------     --------------

            Net cash used in investing activities                          (7,613)           (23,773)
                                                                  ---------------     --------------

Cash flows from financing activities
   Net increase (decrease) in deposits                                    (14,662)            29,407
   Increase (decrease) in fed funds purchased                               2,500             (5,800)
   Increase (decrease) in other borrowings                                 12,500             (1,500)
   Repurchase of shares                                                         -               (987)
   Proceeds from stock options exercised                                      664                164
   Dividends paid                                                            (691)              (681)
                                                                  ---------------     --------------

            Net cash provided by financing activities                         312             20,603
                                                                  ---------------     --------------

Net increase (decrease) in cash and cash equivalents                       (1,018)             2,146

Cash and cash equivalents, beginning of period                             15,760              9,952
                                                                  ---------------     --------------

Cash and cash equivalents, end of period                              $    14,743       $     12,098
                                                                  ===============     ==============

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


2. Federal Home Loan Bank Term Advances

The Bank is a member of the Federal Home Loan Bank (FHLB), which provides a secured line of credit of $45,000 that may be accessed for short or long-term borrowings given sufficient qualifying collateral. At September 30, 2001 the Bank had a total of $24,000 in borrowings outstanding from FHLB, consisting of 11 advances with maturities ranging from January 2002 through June 2005 bearing a weighted average interest rate of 5.31%. At December 31, 2000, the Bank had a total of $11,500 in borrowings outstanding from the FHLB bearing a weighted average interest rate of 6.71%. At September 30, 1999, the Bank had a total of $11,500 in borrowings outstanding from the FHLB bearing a weighted average interest rate of 6.71%.


3. Adoption of New Accounting Standards

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations and goodwill. SFAS No. 141 eliminates the pooling-of-interests method of accounting and requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. SFAS No. 142 discontinues the practice of amortizing goodwill and requires that goodwill be continually evaluated for impairment and be written-down when appropriate. Other intangible assets with a determinable usefully life will continue to be amortized over future periods. Adoption of SFAS Nos. 141 and 142 did not have a material effect on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting obligations associated with the retirement of long-lived assets and the associated asset retirement costs. The statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect that adoption of SFAS No. 143 will have a material effect on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and provides guidance on classification and accounting for such asset when held for sale or abandonment. The statement is effective for fiscal years beginning after June 15. The Company does not expect that adoption of SFAS No. 144 will have a material effect on the Company's financial position or results operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion contains a review of Pacific Continental Corporation and its wholly owned subsidiary Pacific Continental Bank operating results and financial condition for the third quarter of 2001 and the nine months ended September 30, 2001. When warranted, comparisons are made to the same period in 2000 and to the previous year ended December 31, 2000. The discussion should be read in conjunction with the financial statements (unaudited) contained elsewhere in this report. The reader is assumed to have access to the Company's Form 10-K and portions of the Annual Report to Shareholders incorporated into the 10-K for the previous year ended December 31, 2000, which contains additional statistics and discussions. All numbers, except per share data, are expressed in thousands of dollars.

In addition to historical information, this report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). This statement is included for the express purpose of availing Pacific Continental Corporation of the protections of the safe harbor provisions of the PSLRA. The forward-looking statements contained in this report are subject to factors, risks, and uncertainties that may cause actual results to differ materially from those projected. Important factors that might cause such material differences include, but are not limited to, those discussed in this section of the report. In addition, the following items are among the factors that could cause actual results to differ materially from the forward-looking statements in this report: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; recent world events their impact on interest rates, businesses and customers, the regulatory environment; new legislation; vendor quality and efficiency; employee retention factors; rapidly changing technology and evolving banking industry standards; competitive standards; competitive factors, including increased competition with community, regional, and national financial institutions; fluctuating interest rate environments; and similar matters. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of the statement. Pacific Continental Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission.

Nine-Month Highlights

 . Net income up 24% over last year.
 . Operating revenue up 11% over last year.
 . 10% stock dividend declared to be paid on October 19, 2001 to shareholders of record as of October 5, 2001. All share and per share amounts have been restated retroactively to reflect this dividend.
 . Third quarter net interest margin as a percentage of earning assets 6.80%.
 . One of only ten businesses in the state of Oregon to be recognized by Families in Good Company with the Quality Seal signifying dedication to families in the workplace and the community.
 . Named one of the Top 100 businesses to work for in the state of Oregon by the
  Oregon Business Magazine.
 . Pacific Continental Bank recognized as SBA Lender of the Year in Oregon for the third consecutive year.
 . Financial profile remains strong with return on assets and return on equity of 1.96% and 17.56%, respectively, through nine months of 2001.

For the first nine months of 2001 the Company earned $4,351, a 24% increase from nine-month 2000 earnings of $3,512. Improved earnings during 2001 resulted from growth in operating income (net interest income plus noninterest income) up $1,646 or 11% over last year, lower loan loss provision, down $170 from last year, and slower growth in noninterest expenses, up 6% or $497. Per share earnings on a diluted basis for the first nine months of 2001 and 2000 were $0.93 and $0.77, respectively, an increase of 21%. Comparing the first nine months of 2001 to the same period in 2000, return on average assets was 1.96% and 1.63%, while return on average equity improved to 17.56% from 16.62%.

Net income in the third quarter 2001 was $1,473, an increase of 4% from third quarter 2000 income of $1,413. Return on average assets and return on average equity in the current quarter were 1.95% and 16.84%, respectively compared to 1.89% and 19.75% in the same quarter one year ago.

At September 30, 2001 total assets were $299,975 compared to $295,949 at September 30, 2000.

Pacific Continental Bank, the Company's sole subsidiary, operates ten offices in the state of Oregon including its newest office on West 11th Avenue in Eugene, Oregon.

Results of Operations

Net Interest Income

Net interest income is the primary source of the Company's revenue. Net interest income is the difference between interest income derived from earnings assets, principally loans, and the interest expense associated with interest bearing liabilities, principally deposits. The volume and mix of earnings assets and funding sources, market rates of interest, demand for loans, the level of nonperforming loans, and the availability of deposits affect net interest income.

Net interest income prior to the provision for loan loss, in the third quarter of 2001 increased $257, or 6%, over same period in 2000. This increase resulted from growth of earning assets and an improved net interest margin over the same period last year. Average earning assets in the current quarter increased 5% when compared to the third quarter of 2000. Net interest margin as a percentage of earning assets improved by 0.24% from 6.56% in third quarter 2000 to 6.80% in third quarter 2001.

On six occasions during the first six months of 2001, the Federal Reserve lowered market interest rates, which resulted in a 2.75% drop in the prime-lending rate. The Federal Reserve followed with three more rate drops during the third quarter resulting in another 1.25% decline in the prime lending rate, which now stands at 5.50%. Net interest margin for the third quarter was 6.80% compared to 6.56% for the same quarter last year. The Company's net interest margin continued to remain strong despite the continued decline in lending rates. The rate decline in the current quarter resulted in the continued decline in the cost of liabilities. Total liability costs in the current quarter were 2.39%, compared to 3.01% in the first quarter and 2.65% in the second quarter. Despite the 4.00% decline in the prime-lending rate, earning asset yields were relatively stable. Earning asset yields were 9.19% in the current quarter compared to 9.76 and 9.64% in the first and second quarters of this year, respectively. Earning asset yields were negatively impacted by interest reversals on nonaccrual loans of $93 during the current quarter. Excluding interest reversals, earning asset yields would have been 9.33%. Net interest margin excluding interest reversals would have been 6.94% in the current quarter.

The Company was liability sensitive during the first six months of the current year, which meant that during the falling rate environment experienced by the economy, liability costs repriced faster than assets, thus improving the Company's net interest margin. As a result of the management actions late in the second quarter and early in the third quarter, the Company became asset sensitive by extending liability maturities at fixed rates through the use of Federal Home Loan Advances totaling $22,000. Declines in market interest rates during August and September negatively impacted the Company's net interest margin. Further actions by the Federal Reserve Bank to lower interest rates will cause net interest margin to decrease.

Net interest income for the first nine months showed results similar to the quarter-to-quarter comparison. For the first nine months of 2001, net interest income, prior to the provision for loan loss, totaled $13,715, an increase of 8% over $12,744 for the same period in 2000. Year-to-date average earning assets increased 4% as compared to the same period in 2000, while net interest income as a percent of earning assets improved from 6.56% in 2000 to 6.81% in 2001. The increase in margin resulted from rates on interest bearing liabilities falling faster than loan yields. A detailed rate and volume analysis shows that the interest income component fell by $320, a $675 improvement due to higher volumes offset by $995 decline due to lower rates. The interest expense component fell by $1,291 almost entirely due to lower rates.

Provision for Loan Losses

Below is a summary of the Company's allowance for loan losses for the first nine months of 2001.

                                                              2001
                                                         ---------------

                  Balance, December 31, 2000                $     2,149
                  Provision charged to income                       755
                  Loans charged off                                 180
                  Recoveries credited to allowance                   76
                                                         ---------------

                  Balance, September 30, 2001               $     2,798
                                                         ===============

The third quarter 2001 provision for loan losses was $285 compared to $225 for the same quarter last year. Year-to-date September 30, 2001 loan loss provision was $755 compared to $925 for the same period in 2000. The decrease in the provision during 2001 was due to due to lower loan losses. Through the first nine months of the current year, net charge offs were $104 compared to net charge offs of $1,139 for the same time period in 2000. The allowance for loan losses as a percentage of outstanding loans at September 30, 2001 was 1.15% compared to 0.95% at September 30, 2000.

The Company experienced a significant increase in the level of nonperforming assets. Total nonperforming assets at September 30, 2001 were $6,342, up $5,247 from last year, and up $5,213 from December 31, 2000. The increase resulted primarily from three loans made to two customers totaling $4,884 that were placed on nonaccrual status during the quarter. The three loans are secured by hotel commercial properties in Oregon. The Company expects to assume ownership of two of those properties during the month of October. The Company has contracted with an experienced hotel management firm to operate the facilities until an appropriate sale can be made. In that regard, the Company is assessing the value of the properties and has ordered current appraisals to assist in that process. The third property, also an Oregon hotel, is delinquent in payments. The borrower has an equity position in the property and significant outside assets. The Company does not believe it will be necessary to take ownership of this property.

The Company has classified $ $5,690 of nonperforming loans (net of government guarantees) as impaired at September 30, 2001. A valuation allowance of $570 has been assigned to $3,794 of impaired loans and is included in the September 31, 2001 allowance for loan losses. No valuation allowance has been assigned to $1,896 of impaired loans.

Below is a summary of nonperforming assets at September 30, 2001 compared to prior periods. Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned.

                                               Sept. 30, 2001  Dec. 31, 2000  Sept. 30, 2000
                                               --------------  -------------  --------------
Impaired loans on nonaccrual                     $  6,292         $    490        $  1,082
90 days past due and accruing interest           $     50         $    155        $    365
Other real estate owned                          $      -         $    385        $    428
                                                 --------         --------        --------
 Total nonperforming assets                      $  6,342         $  1,030        $  1,875
Nonperforming loans guaranteed by government     $   (602)        $   (184)       $   (780)
                                                 --------         --------        --------
 Total nonperforming assets, net of guarantee    $  5,740         $    846        $  1,095

Noninterest Income

Year-to-date September 30, 2001 noninterest income of $3,449 was up $675 or 24% from 2000 noninterest income for the same time period. All categories of noninterest income improved during the current year when compared to last year. The majority of growth in noninterest income was attributable to four categories. Service charges on deposit accounts were up $81 or 10% due to an increase in the number of clients. Merchant bankcard fees grew by $267 or 21% due to increased volumes of clients and transactions. Loan servicing fees of $356 were up $172 or 93%, which resulted from an increase of $11,000 in the loan-servicing portfolio from loan sales during the last half of 2000 and during the first three months of 2001. In addition, last year's loan servicing income was negatively impacted by a $52 write down of a servicing asset due to a prepayment during the first six months of the year. Finally, mortgage banking income and gains on the sales of loans increased from $390 in 2000 to $477 in 2001, an improvement of $87 or 22%. Mortgage banking revenues were up $139 or 61% over last year due to higher levels of refinancing and home sales resulting from a lower interest rate environment. Offsetting the increase in mortgage revenues was a decline in gains on the sales of loans $52 or 32%. During the first nine months of last year, the Company sold loans guaranteed by the government, which resulted in gains of $152. During the current year, the Company has recognized gains on the sales of loans of $104, which occurred in the first quarter 2001.

Noninterest Expense

Year-to-date September 30, 2001 noninterest expense increased $497 or 6% from the same period in 2000. Merchant bankcard processing expense accounted for $193 of the increase and related directly to the revenue increase discussed above. Excluding the merchant processing fees, total noninterest expense increased only 4% over last year. Total personnel expense during the first nine months increased $542, primarily due to increased benefits costs and commissions paid on mortgage loan originations. Offsetting the increase in merchant processing and personnel expense were declines in business development expense of $113 and in other expense of $165. Business development expenses during the first nine months of 2000 had significant one time costs to promote the Company's on line banking product and the opening of its West 11th office. The decline in other expense resulted from a reduction in repossession, collection, and other real estate expense of $96 and initial NASDAQ listing fees of $60 from last year.

Liquidity

Liquidity is the term used to define the Company's ability to meet its financial commitments. The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds. The Company derives liquidity primarily through core deposit growth, the maturity of investment securities, and loan payments. Core deposits include demand, interest checking, money market, savings and local time deposits. Additional liquidity is provided through sales of loans, access to national CD markets, public deposits and both secured and unsecured borrowings. Because of seasonal construction and economic activity and client payment of various tax obligations, the Company traditionally experiences slower growth of core deposits during the first half of each year typically resulting in funding and liquidity pressures. Core deposit growth historically strengthens during the last six months of the year. As a percentage of total deposits, core deposits were 97% at September 30, 2001 compared to 93% at December 31, 2000. Asset growth of approximately $6,000 in the first nine months of the current year was funded primarily with long-term borrowings from the Federal Home Loan Bank of Seattle and unsecured borrowings. Over the course of the last twelve months, the Company has intentionally allowed national time deposits and public funds to mature and alternatively used short term borrowing lines in order to take advantage of falling market interest rates. The decline of outstanding deposits from September 30, 2000 to September 30, 2001 of $18,411 was entirely attributable to the planned reduction of these deposits. At September 30, 2001, the Bank had secured and unsecured overnight and term borrowing capacity of approximately $78,000 of which $27,400 was used.

Capital Resources

Capital is the shareholder's investment in the Company. Capital grows through the retention of earnings and the issuance of new stock through the exercise of incentive options and decreases through the payment of dividends and share repurchase programs. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Banking regulations require the Company to maintain minimum levels of capital. The Company manages its capital to maintain a "well capitalized" designation (the FDIC's highest rating). At September 30, 2001, the Company's total capital to risk weighted assets was 13.57%, compared to 12.78% at September 30, 2000.

During the third quarter, the Company announced a 10% stock dividend payable to shareholders of record on October 5, 2001 and payable on October 19, 2001. This resulted in the issuance of 460,719 additional shares. All share and per share amounts reflect this dividend.

Below is a summary of share activity during the first nine months of 2001 and shares outstanding at September 30, 2001.

            Outstanding shares January 1, 2001             4,535,752
            New shares issued through stock options           72,666
            New shares issued through stock dividend         460,719
                                                           ---------
            Outstanding shares September 30, 2001          5,069,137

During the quarter, the Company granted stock options totaling 205,150 at $12.76 per share (adjusted for stock dividend discussed above). The Company projects that earnings retention and existing capital will be sufficient to fund anticipated asset growth, while maintaining a well-capitalized designation from the FDIC.

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

The model attempts to account for such limitations by imposing weights on the differences between repricing assets and repricing liabilities within each time segment. These weights are based on the ratio between the amount of rate change of each category of asset or liability, and the amount of change in the federal funds rate. Certain non-maturing liabilities such as checking accounts and money market deposit accounts are allocated among the various repricing time segments to meet local competitive conditions and management's strategies

The Company strives to manage the balance sheet so that net interest income is not negatively impacted more than 15 percent given a change in interest rates of plus or minus 2 percent. Current evaluations show the Bank is within its established guidelines, and interest rate risk profile at September 30, 2001. The current quarter's analysis would suggest that the bank's net interest income is negatively impacted by both rising and falling rates over a one-year period. However, the impact in either scenario is not materially different from the base case.

The following table shows the estimated impact of the various interest rate scenarios used in the software modeling based on data provided by the Company to the Federal Home Loan Bank at September 30, 2001. The table shows estimates of changes in net interest income. For illustrative purposes the base figure of $18,337 used in the interest rate shock analysis is the annualized actual net interest income for the first nine months of 2001. Due to the various assumptions used for this modeling, no assurance can be given that projections will reflect actual results.

                          Interest Rate Shock Analysis
                Net Interest Income and Market Value Performance
                             (dollars in thousands)

      -------------------------------------------------------------------
            Projected                Net Interest Income
             Interest      Estimated          $ Change       % Change
           Rate Change        Value           from Base      from Base
      -------------------------------------------------------------------
               +200              19,043             706           3.85%
               +100              18,524             187           1.02%
               Base              18,337               0           0.00%
               -100              17,648            (689)         (3.76)%
               -200              17,259          (1,078)         (5.88)%
      -------------------------------------------------------------------

                     Gradual Interest Rate Movement Forecast
                Net Interest Income and Market Value Performance
                             (dollars, in thousands)

      -------------------------------------------------------------------
            Projected                Net Interest Income
             Interest      Estimated          $ Change       % Change
           Rate Change        Value           from Base      from Base
      -------------------------------------------------------------------
           Rising 2.40%          18,148           (189)          (1.03)%
               Base              18,337              0            0.00%
         Declining 2.40%         18,438            101            0.55%
      -------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PACIFIC CONTINENTAL CORPORATION
                                                         (Registrant)



Dated   October 25, 2001             /s/ J. Bruce Riddle
        ----------------             ---------------------------------
                                     J. Bruce Riddle
                                     President and Chief Executive Officer

Dated   October  25, 2001            /s/ Michael A. Reynolds
        -----------------            ---------------------------------
                                     Michael A. Reynolds
                                     Vice President and Chief Financial Officer