Form 10-K
period 2001-12-31
PACIFIC CONTINENTAL CORP
filed 2002-03-20
CIK 1084717

SECURITIES & EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934.

            For the fiscal year ended December 31, 2001

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-30106

PACIFIC CONTINENTAL CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	93-1269184
(State of Incorporation)	(IRS Employer Identification No)

111 West 7th Avenue, Eugene, Oregon 97401
(Address of principal executive offices)

(541) 686-8685
(Registrant’s telephone number)

Securities registered pursuant to 12(b) of the Act:

None

Securities registered pursuant to 12(g) of the Act:

$1.00 Par Value Common Stock

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates was $55,564,234 based on the closing price at March 1, 2002 of $11.00.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 1, 2002 was 5,051,294 shares of $1.00 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part II incorporates by reference information from the registrant’s Annual Report to Shareholders for the year ended December 31, 2001. Part III incorporates by reference information from the registrant’s definitive proxy statement for the 2002 annual meeting of shareholders.

PACIFIC CONTINENTAL CORPORATION

FORM 10-K
ANNUAL REPORT

		Page
PART 1
Item 1:	Business	3
Item 2:	Properties	14
Item 3:	Legal Proceedings	15
Item 4:	Submission of Matters to a Vote of Security Holders	15
PART II
	(Items 6 through 8 are incorporated by reference from Pacific Continental Corporation’s 2001 Annual Report to Shareholders)
Item 5:	Market for Company’s Common Equity and Related Stockholder Matters	15
Item 6:	Selected Financial Data	16
Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7a:	Quantitative and Qualitative Disclosures About Market Risk	16
Item 8:	Financial Statements and Supplementary Data	16
Item 9:	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	16
PART III
	(Items 10 through 13 are incorporated by reference from Pacific Continental Corporation’s definitive proxy statement for the annual meeting of shareholders scheduled for April 23, 2002)
Item 10:	Directors and Executive Officers of the Company	16
Item 11:	Executive Compensation	16
Item 12:	Security Ownership of Certain Beneficial Owners and Management	16
Item 13:	Certain Relationships and Related Transactions	17
PART IV
Item 14:	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	17
SIGNATURES		18

PART I

Item 1.      Business

General

Pacific Continental Corporation (the “Company” or the “Registrant”) is an Oregon corporation and one-bank holding company located in Eugene, Oregon. The Company was organized on June 7, 1999, pursuant to a holding company reorganization of Pacific Continental Bank, its wholly owned subsidiary.

The Company’s principal business activities are conducted through its full-service commercial bank subsidiary, Pacific Continental Bank (the “Bank”), an Oregon state-chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2001, the Bank had facilities in six Oregon cities and towns and operated nine full-service and one limited-service office.

Results

For the year ended December 31, 2001, the operations of the Company on a combined basis earned net income of $5.7 million or $1.12 per diluted share. The consolidated equity of the Company at December 31, 2001, was $35.6 million with 5.1 million shares outstanding and a book value of $7.03 per share. Loans, including loans held for sale, net of allowance for loan losses, were $239.7 million at December 31, 2001, represented 77 percent of total assets. Deposits totaled $248.3 million at year-end 2001. For more information regarding the Company’s results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Financial Statements and Supplementary Data” incorporated by reference from the Company’s 2001 Annual Report to Shareholders.

THE BANK

General

The Bank commenced operations on August 15, 1972. At December 31, 2001, the Bank operated ten banking offices serving Western Oregon and Southwest Washington State. The Bank specializes in meeting the deposit and lending needs of professionals and community-based businesses, including online and electronic banking. With more than $300 million in assets, the Bank has been recognized by the Small Business administration as Lender of the Year in Oregon and Southwest Washington each year since 1997. More information on the Bank and its banking services can be found on its website www.therightbank.com. The Bank operates under the banking laws of the State of Oregon and the rules and regulations of the FDIC.

Primary Market Area

The Bank’s markets consist of Lane, Washington, and Linn Counties in the State of Oregon and Southwest Washington State. The Bank has seven full-service offices in Lane County, two full-service offices in Washington County, and one limited-service office in Linn County. Within Lane County, the Bank has its administrative office and five branch offices in Eugene, one branch office in Springfield, and one branch office in Junction City. Within Washington County, the Bank has a branch office in Beaverton and one branch office in Tualatin. Within Linn County, the Bank has one limited-service branch office in Halsey. Subsequent to December 31, 2001, the bank opened a consumer finance office in Eugene.

Competition

The Bank competes with a number of commercial banks, savings banks, and credit unions. Commercial banking within the State of Oregon is highly competitive for both deposits and loans. The Bank differentiates itself by providing superior levels of service for its selected client base. The Bank focuses on professionals and community-based businesses in addition to local construction lending.

Services Provided

Lending Activities

The Bank emphasizes two areas of lending within its primary market area: loans to professionals and community-based businesses and loans to builders for the construction of commercial facilities and single-family residences.

Commercial loans, secured and unsecured, are made primarily to professionals and community-based businesses operating in Lane and Washington Counties and surrounding areas. These loans are available for general operating purposes, acquisition of fixed assets, purchases of equipment and machinery, financing of inventory and accounts receivable, and other business purposes. The Bank also originates Small Business Administration (“SBA”) loans and loans guaranteed by the Farm Service Agency. The Bank has a preferred lender status with the SBA and was named SBA Lender of the Year for Oregon and Southwest Washington from 1997 through 2000.

Within its primary markets, the Bank concentrates on construction loan financing for commercial facilities and for pre-sold, custom, and speculative home construction. The major thrust of residential construction lending is for the construction of single-family residences. The Bank also finances requests for duplexes and other multi-family residences.

Fixed-rate and variable rate residential mortgage loans are offered through the Bank’s mortgage loan department. Nearly all residential mortgage loans originated are sold in the secondary market along with the mortgage loan servicing rights.

The Bank makes secured and unsecured loans to individuals for various purposes including purchases of automobiles, mobile homes, boats and other recreational vehicles, home improvements, education, and personal investment.

The Bank offers credit card services to its business customers. The Bank uses an outside vendor for credit card processing. In addition, the Bank provides merchant bankcard processing services to the Bank’s business customers through an outside processor.

The Board of Directors has approved specific lending policies and procedures for the Bank and is responsible for implementation of the policies. The lending policies and procedures include guidelines for loan term, loan-to-value rates, collateral appraisals, and interest rates. The loan policies also vest varying levels of loan authority in management, the Bank’s Asset and Liability Committee, and the Board of Directors. Management of the Bank monitors lending activities through weekly management meetings, monthly reporting, and periodic review of loans.

Deposit Services

The Bank offers a full range of deposit services that are typically available in most banks and savings banks, including checking accounts, savings, money market accounts, and time deposits. The transaction accounts and time deposits are tailored to the Bank’s primary market area at rates competitive with those offered in the area. Additional funds are generated through national networks for institutional deposits of $99,000 or more. All deposit accounts are insured by the FDIC to the maximum amount permitted by law.

The Bank has invested in image technology for the processing of checks. The Bank is the only financial institution in Lane, Washington, and Linn Counties offering this service. In addition, the Bank allows 24-hour customer access to deposit and loan information via telephone and on-line cash management products.

Other Services

The Bank provides other traditional commercial and consumer banking services, including safe deposit services, debit and ATM cards, ACH transactions, savings bonds, cashier’s checks, travelers checks, notary services and others. The Bank is a member of the Star, Explore, and Plus ATM networks and utilizes an outside processor for the processing of these automated transactions.

Employees

At December 31, 2001, the Bank employed 141 full time equivalent employees. None of these employees are represented by labor unions. A number of benefit programs are available to eligible employees, including group medical plans, paid sick leave, paid vacation, group life insurance, 401(k) plans, and stock option plans.

Supervision and Regulation

General

We are extensively regulated under federal and state law. These laws and regulations are primarily intended to protect depositors, not shareholders. The discussion below describes and summarizes certain statutes and regulations. These descriptions and summaries are qualified in their entirety by reference to the particular statute or regulation. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may also be affected by changes in the policies of banking and other government regulators. We cannot accurately predict the nature or extent of the possible future effects on our business and earnings of changes in fiscal or monetary policies, or new federal or state laws and regulations.

Significant Changes In Banking Laws And Regulations

USA Patriot Act of 2001.    On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA Patriot Act”) of 2001. Among other things, the USA Patriot Act (1) prohibits banks from providing correspondent accounts directly to foreign shell banks; (2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals (3) requires financial institutions to establish an anti-money-laundering compliance program, and (4) eliminates civil liability for persons who file suspicious activity reports. The Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Act. While we believe the USA Patriot Act may, to some degree, affect our record keeping and reporting expenses, we do not believe that the Act will have a material adverse effect on our business and operations.

Gramm-Leach-Bliley Act of 1999.    The Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act, brought about significant changes to the laws affecting banks and bank holding companies. Generally, the Act (i) repealed the historical restrictions on preventing banks from affiliating with securities firms, (ii) provided a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provided an enhanced framework for protecting the privacy of consumer information and (v) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

Bank holding companies that qualify and elect to become financial holding companies can engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities underwriting activities. In addition, in a change from previous law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities, so long as the company meets certain regulatory requirements. The act also permits national banks (and, in states with wildcard statutes, certain state banks), either directly or through operating subsidiaries, to engage in certain non-banking financial activities.

We do not believe that the act will negatively affect our operations in the short term. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer, and these companies may be able to aggressively compete in the markets we currently serve.

Federal Bank Holding Company Regulation

General.    The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the Bank Holding Company Act limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must file reports with the Federal Reserve and must provide it with such additional information as it may require.

Holding Company Bank Ownership.    The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares, (2) acquiring all or substantially all of the assets of another bank or bank holding company, or (3) merging or consolidating with another bank holding company.

Holding Company Control of Nonbanks.    With some exceptions, the Bank Holding Company Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

Transactions with Affiliates.    Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.

Tying Arrangements.    We are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor its subsidiaries may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by us or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

Support of Subsidiary Banks.    Under Federal Reserve policy, the Company is expected to act as a source of financial and managerial strength to the Bank. This means that the Company is required to commit, as necessary, resources to support the Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

State Law Restrictions.    As an Oregon corporation, the Company is subject to certain limitations and restrictions under applicable Oregon corporate law. For example, state law restrictions in Oregon include limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records, and minutes, and observance of certain corporate formalities.

Federal and State Regulation of Pacific Continental Bank

General.    The Bank is an Oregon commercial bank operating in Oregon with deposits insured by the FDIC. As a result, the Bank is subject to supervision and regulation by the Oregon Department of Consumer and Business Services and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

Community Reinvestment.    The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Insider Credit Transactions.    Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not covered above and who are not employees, and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions.

Regulation of Management.    Federal law (1) sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency; (2) places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; and (3) prohibits management personnel of a bank from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

Safety and Soundness Standards.    Federal law imposes upon banks certain non-capital safety and soundness standards. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

Interstate Banking And Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

FDIC regulations prohibit banks from using their interstate branches primarily for deposit production. The FDIC has implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Oregon enacted “opting in” legislation in accordance with the Interstate Act provisions allowing banks to engage in interstate merger transactions, subject to certain “aging” requirements. Oregon restricts an out-of-state bank from opening de novo branches. However, once an out-of-state bank has acquired a bank within the state, either through merger or acquisition of all or substantially all of the bank’s assets, the out-of-state bank may open additional branches within the state.

Deposit Insurance

The Bank’s deposits are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund administered by the FDIC. The Bank is required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

The FDIC is also empowered to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary.

Dividends

The principal source of the Company’s cash reserves is dividends received from the Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if doing so would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. State laws also limit a bank’s ability to pay dividends.

Capital Adequacy

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles.

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

Under FDIC regulations, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be “undercapitalized,” depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions.

Effects Of Government Monetary Policy

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.

Statistical Information

The following charts present certain expanded financial information not otherwise contained in the Company’s Annual Report to Shareholders. Most of the information is required by Guide 3, as adopted by the Securities and Exchange Commission.

Selected Quarterly Information

The following chart contains data for the last eight quarters ending December 31, 2001. All data, except per share data, is in thousands of dollars. Per common share data has been retroactively adjusted to reflect the October 2001 10% stock dividend.

	2001				2000
Year Quarter	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$6,029	$6,285	$6,499	$6,466	$6,869	$6,881	$6,480	$6,208
Interest expense	1,224	1,638	1,808	2,089	2,350	2,491	2,303	2,032
Net interest income	4,805	4,647	4,446	4,377	4,519	4,390	4,177	4,176
Provision for loan loss	700	285	225	245	415	225	550	150
Noninterest income	1,445	1,113	1,080	1,256	1,134	1,065	879	831
Noninterest expense	3,319	3,073	3,164	3,099	3,131	2,938	3,173	2,728
Net income	1,371	1,473	1,455	1,423	1,296	1,413	793	1,306
PER COMMON SHARE DATA
Net income (basic)	$0.28	$0.29	$0.29	$0.28	$0.26	$0.28	$0.15	$0.26
Cash dividends	0.14		0.14		0.11	—	0.14

Investment Portfolio

The following chart contains information regarding the Company’s investment portfolio. All of the Company’s investment securities are accounted for as available-for-sale and are reported at estimated market value. The difference between estimated fair value and amortized cost, net of deferred taxes, is a separate component of stockholder’s equity.

INVESTMENT PORTFOLIO
ESTIMATED MARKET VALUE
(dollars in thousands)

	December 31
	2001	2000	1999
US Treasury, US Government agencies and corporations, and agency mortgage-backed securities	$14,207	$34,683	$31,933
Taxable obligations of states and political subdivisions	1,513	1,417	907
Other mortgage-backed securities & corporate notes	477	2,015	2,010

Total	$20,127	$38,115	$34,850

The following chart presents the amount of each investment category by maturity date and includes a weighted average yield for each period. Mortgage-backed securities have been classified based on their December 31, 2001, projected average life.

SECURITIES AVAILABLE FOR SALE
December 31, 2001
(dollars in thousands)

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury, US Government and agency mortgage-backed securities agencies	$1,969	6.55%	$16,645	5.93%
Obligations of states and political subdivisions							$1,513	8.75%
Total	$1,969	6.55%	$16,645	5.93%	$0	0.00%	$1,513	8.75%

Loan Portfolio

The following tables contain information related to the Company’s loan portfolio, including loans held for sale, for the five-year period ending December 31, 2001.

LOAN PORTFOLIO
(dollars in thousands)

	December 31,
	2001	2000	1999	1998	1997
Loan Portfolio
Commercial Loans	$63,058	$54,798	$56,485	$50,847	$35,475
Real Estate Loans	169,776	159,481	144,869	123,427	100,351
Loans held for sale	1,924	814	2,767	6,996	5,497
Consumer Installment Loans	9,454	10,582	8,984	7,185	5,515

	244,212	225,675	213,105	188,455	146,838
Deferred loan origination fees	(1,111)	(1,081)	(1,125)	(1,094)	(1,132)

	243,101	224,594	211,980	187,361	145,706
Allowance for loan loss	(3,418)	(2,149)	(2,448)	(2,070)	(1,504)

	$239,683	$222,445	$209,532	$185,291	$144,202

The following table presents loan portfolio information by loan category related to maturity and repricing sensitivity. Variable rate loans are included in the time frame in which the interest rate on the loan could be first adjusted. Nonprforming loans, totaling $7,002 are included. Loans held for sale of $1,924 are included in the Real Estate category.

MATURITY AND REPRICING DATA FOR LOANS
December 31, 2001
(dollars in thousands)

	Commercial	Real Estate	Consumer	Total
Three months or less	$48,346	$42,180	$5,687	96,213
Over three months through 12 months	4,301	3,390	2,074	9,765
Over 1 year through 3 years	7,710	54,258	1,531	63,499
Over 3 years through 5 years	2,285	57,422	143	59,850
Over 5 years through 15 years	417	14,449	19	14,885

Total loans	$63,059	$171,699	$9,454	244,212

Loan Concentrations

Loans in the hotel/motel industry totaled approximately $27,000 or 11% of the total loan portfolio at December 31, 2001. These loans are included in the real estate totals above. Nonaccrual loans in this industry total $4,884 or 70% of total nonperforming loans. The ultimate collectility of these loans is affected by the health of the regional hotel/motel industry, which has suffered both a national and regional decline over the past four months. In view of the uncertainties in the hotel/motel industry, the Company is carefully monitoring loans made by the Bank and related properties taken in foreclosure in this industry. Accordingly, it is possible that additional loans may be placed on nonaccrual status or that further losses may be experienced and provisions for loan losses incurred on hotel/motel related loans made by the Bank.

	December 31,
	2001	2000	1999	1998	1997
Nonperforming Assets
Nonaccrual loans	$6,049	$490	$1,422	$873	$139
90 or more days past due and still accruing	953	155	464	247	655

Total nonperforming loans	7,002	645	1,886	1,120	794
Foreclosed assets	0	385	125	0	200

Total nonperforming assets	$7,002	$1,030	$2,011	$1,120	$994

Nonperforming assets as a percentage of of total loans	2.88%	0.46%	0.95%	0.60%	0.68%

If interest on nonaccrual loans had been accrued, such income would have been approximately $371, $31, and $102, respectively for years 2001, 2000 and 1999.

Allowance for Loan Loss

The following chart presents information about the Company’s allowances for loan loss. The Company does not allocate the allowance among specific loan types or categories. In management’s opinion such allocation has limited value. Management evaluates the allowance monthly and considers the amount to be adequate to absorb possible loan losses.

ALLOWANCE FOR LOAN LOSS
(dollars in thousands)

	December 31,
	2001	2000	1999	1998	1997
Allowance for loan losses
Balance at beginning of year	$2,149	$2,448	$2,070	$1,504	$949
Charges to the allowance
Real estate loans	(54)	(336)	(248)	(0)	(84)
Consumer installment loans	(99)	(208)	(80)	(57)	(74)
Commercial	(121)	(1,185)	(49)	(256)	(125)

Total charges to the allowance	(274)	(1,729)	(377)	(313)	(283)
Recoveries	88	90	20	69	108
Provisions	1,455	1,340	735	810	730

Balance at end of the year	$3,418	$2,149	$2,448	$2,070	$1,504
Net charge offs as a percentage of total average loans	0.08%	0.72%	0.18%	0.15%	0.12%

At December 31, 2001, the recorded investment in certain loans totaling $5,601 (net of government guarantees), including all nonaccrual loans, were considered impaired. A specific related valuation of $1,050 is provided for these loans and is included in the allowance above.

Deposits

Deposits represent a significant portion of the Company’s liabilities. Average balance and average rates paid by category of deposit is included in Table I, Average Balance Analysis of Net Interest Earnings, within the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated by reference. The chart below details the Company’s time deposits at December 31, 2001. The Company does not have any foreign deposits. Variable rate deposits are listed by first repricing opportunity.

TIME DEPOSITS
(dollars in thousands)

	Time Deposits of $100,000 or more	Time Deposits of less than $100,000	TotalTime Deposits
Three months or less	$5,310	$7,664	$12,974
Over three months through twelve months	11,912	8,010	19,922
Over one year through three years	2,177	5,664	7,841
Over three years	209	580	789

	$19,608	$21,918	$41,526

Short-term Borrowings

The Company uses short-term borrowings to fund fluctuations in deposits and loan demand. The Company’s only subsidiary, Pacific Continental Bank, has access to both secured and unsecured overnight borrowing lines. At December 31, 2001, available unsecured borrowing lines with various correspondent banks and the Federal Reserve Bank of San Francisco totaled $36,500. The Federal Home Loan Bank of Seattle (FHLB) also provides a secured overnight borrowing line using a blanket pledge of various Bank assets. The Bank’s FHLB borrowing limit, subject to sufficient collateral and stock investment, was approximately $45,000 ($21,000 available) at December 31, 2001.

SHORT TERM BORROWINGS
(dollars in thousands)

	2001	2000	1999
Federal Funds Purchased
Average interest rate
At year end	1.95%	7.00%	5.97%
For the year	5.01%	6.50%	5.29%
Average amount outstanding for the year	$4,577	$5,762	$7,786
Maximum amount outstanding at any month end	$10,800	$12,500	$11,200
Amount outstanding at year end	$0	$900	$5,800

Item 2     Properties

The principal properties of the registrant are comprised of the banking facilities owned by the Bank. The Bank operates nine full service facilities and one limited service facility. The Bank and Bank subsidiaries own a total of six buildings and owns the land under four of the buildings. Significant properties owned by the Bank are as follows:

(1)  Three-story building with approximately 30,000 square feet located on Olive Street in Eugene, Oregon. The Bank occupies the first two floors and a portion of the third floor. The remainder of the third floor is leased to various tenants. The building is on leased land.

(2)  Building with approximately 4,000 square feet located on West 11th Avenue in Eugene, Oregon. The building is on leased land.

(3)  Building and land with approximately 8,000 square feet located on High Street in Eugene, Oregon.

(4)  Three-story building and land with approximately 31,000 square feet located in the Gateway area of Springfield, Oregon. The Bank occupies approximately 5,500 square feet of the first floor and leases out or is seeking to lease out the remaining space.

(5)  Building and land with approximately 3,500 square feet located in Beaverton, Oregon.

(6)  Building and land with approximately 2,000 square feet located in Junction City, Oregon.

The Bank leases facilities for one branch office in Tualatin, Oregon, one limited service office in Halsey, Oregon, and two branch offices located in Eugene, Oregon. In addition, the Bank leases a portion of an adjoining building to the High Street office for administrative functions. Management considers all owned and leased facilities adequate for current and anticipated future use.

Item 3     Legal Proceedings

As of the date of this report, neither the Company nor the Bank is party to any material pending legal proceedings, including proceedings of governmental authorities, other than ordinary routine litigation incidental to the business of the Bank.

Item 4     Submissions of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5     Market for Registrant’s Common Equity and Related Stockholder Matters

Pacific Continental Corporation common stock trades on the NASDAQ National Market under the symbol PCBK. The primary market makers currently are Pacific Crest Securities, Ragen MacKenzie, and Wedbush Morgan Securities. At January 31, 2002, the Company had 5,065,189, shares of common stock outstanding held by approximately 1,225 shareholders.

The high, low and closing sales prices for the last eight quarters are shown in the table below.All prices have been adjusted retroactively to reflect a 10% stock dividend paid during October 2001.

	2001				2000
Year Quarter	Fourth	Third	Second	First	Fourth	Third	Second	First
Market value:
High	$12.94	$13.17	$11.36	$10.80	$8.30	$9.88	$10.68	$12.50
Low	10.32	11.35	8.98	8.13	7.95	8.18	8.86	10.45
Close	12.70	12.72	11.23	9.20	8.07	8.30	9.89	10.80

The Company has a history of paying semi-annual cash dividends, typically in June and December. A history of cash dividends declared and paid is included in Item 1: Business, under the section titled “Selected Quarterly Information”. Subsequent to December 31, 2001, the Company announced the decision to change its practice of declaring semiannual cash dividends and instead the Company instituted a practice of reviewing its dividend declarations on a quarterly basis. The first quarterly cash dividend of $0.08 per share will be paid on March 15, 2002 to shareholders of record on February 28, 2002. The Company’s board of directors will review its dividend considerations so that cash dividends, when and if declared by the board, would typically be paid in mid March, June, September, and December of each year.

Item 6     Selected Financial Data

The information regarding “Selected Financial Data” is incorporated by reference from portions of the Company’s 2001 Annual Report to Shareholders, which are included in Exhibit 13 to this report.

Item 7     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information regarding “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated by reference from portions of the Company’s 2001 Annual Report to Shareholders, which are included in Exhibit 13 to this report.

Item 7A     Quantitative and Qualitative Disclosures About Market Risk

The information regarding “Quantitative and Qualitative Disclosures About Market Risk” is incorporated by reference from portions of the Company’s 2001 Annual Report to Shareholders, which are included in Exhibit 13 to this report.

Item 8     Financial Statements and Supplementary Data

The information regarding “Financial Statements and Supplementary Data” is incorporated by reference from portions of the Company’s 2001 Annual Report to Shareholders, which are included in Exhibit 13 to this report.

Item 9     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10     Directors and Executive Officers of the Company

The information regarding “Directors and Executive Officers of the Registrant” of the Bank is incorporated by reference from the sections entitled “PROPOSAL NO. 1—ELECTION OF DIRECTORS—Nominees and Continuing Directors,” “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “COMPLIANCE WITH SECTION 16(a) FILING REQUIREMENTS” of the Company’s 2002 Annual Meeting Proxy Statement (the “Proxy Statement”).

Item 11     Executive Compensation

The information regarding “Executive Compensation” is incorporated by reference from the sections entitled “INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES—Compensation of Directors,” and “EXECUTIVE COMPENSATION” of the Proxy Statement.

Item 12     Security Ownership of Certain Beneficial Owners and Management

The information regarding “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference from the sections entitled “PROPOSAL NO. 1—ELECTION OF DIRECTORS—Nominees and Continuing Directors,” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of the Proxy Statement.

Item 13     Certain Relationships and Related Transactions

The information regarding “Certain Relationships and Related Transactions” is incorporated by reference from the section entitled “TRANSACTIONS WITH MANAGEMENT” of the Proxy Statement.

PART IV

Item 14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  Financial Statements

Financial Statements are incorporated by reference to the Bank’s Annual Report to Shareholders for the fiscal year ended December 31, 2001, included as part of exhibit 13 to this Report.

(a)(2)  Financial Statement Schedules

All other schedules to the financial statements required by Regulation S-X are omitted because they are not applicable, not material, or because the information is included in the financial statements or related notes

(a)(3)  Exhibit Index

Exhibit

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

10.2	1995 Incentive Stock Option Plan(1)

10.3	1999 Employee Stock Option Plan(1)

10.4	1995 Director’s Stock Option Plan(1)

10.5	1999 Director’s Stock Option Plan(1)

10.6	Form of Executive Severance Agreement for Messrs. Gyde, Hagstrom, Reynolds, and Hansen and Ms. Thompson(1)

10.7	Form of Executive Employment Agreement for Messrs. Riddle and Brown(2)

13.1	Selected Financial Data, Management’s Discussion and Analysis, and Audited Financial Statements and Notes from the Company’s 2001 Annual Report to Shareholders

23.1	Accountants Consent of Zirkle Long & Triguiero LLC

(b)  Reports on Form 8-K

None

(1)	Incorporated by reference to Exhibits 3.1, 3.2, 10.2, 10.3, 10.4, 10.5, and 10.6 of the Company’s Quarterly Report on 10-Q for the Quarter ended June 30, 1999.
(2)	Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on 10-Q for the Quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on March 12, 2002.

PACIFIC CONTINENTAL CORPORATION (Company)

By:	/s/ J. BRUCE RIDDLE
J. Bruce Riddle President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities indicated on the 12th day of March, 2002.

Principal Executive Officer

/s/ J. BRUCE RIDDLE J. Bruce Riddle	President and Chief Executive Officer and Director
Principal Financial and Accounting Officer

/s/ MICHAEL A. REYNOLDS Michael A. Reynolds	Vice President and Chief Financial Officer

Remaining Directors

/s/ ROBERT A. BALLIN Robert A. Ballin	Director and Chairman of the Board

/s/ DONALD G. MONTGOMERY Donald G. Montgomery	Director

/s/ DONALD A. BICK Donald A. Bick	Director

/s/ LARRY G. CAMPBELL Larry G. Campbell	Director

/s/ MICHAEL HOLCOMB Michael Holcomb	Director

/s/ MICHAEL D. HOLZGANG Michael D. Holzgang	Director

/s/ JAMES W. PUTNEY James W. Putney	Director

/s/ RONALD F. TAYLOR Ronald F. Taylor	Director

/s/ DONALD L. KRAHMER Donald L. Krahmer	Director

Offices	Independent Certified Public Accountants	Stockholder Information

Administrative Office 111 West 7th Avenue P.O. Box 10727 Eugene, OR 97440-2727 Phone (541) 686-8685 or (503) 350-1205 Facsimile (541) 344-2807	Zirkle, Long & Trigueiro LLC Eugene, Oregon Stock Trading Pacific Continental Corporation is traded on the NASDAQ National Markets, using the symbol PCBK
Stockholders, analysts and others seeking financial data about Pacific Continental Corporation are invited to contact Michael Reynolds, Vice President and Chief Financial Officer, P.O. Box 10727, Eugene, OR 97440-2727 Telephone (541) 686-8685.

Beaverton, Oregon Office 12255 S.W. First St.	Principal Market Makers Pacific Crest Securities (800) 473-3775	Annual Meeting The Company’s Annual Meeting of Shareholders will take place on April 23, 2002, at 7:30 P.M., at 111 West 7th Avenue, Eugene, Oregon

Eugene, Oregon Offices
111 West 7th Street
1450 High Street
255 Coburg Road
2021 River Road
2400 West 11th Avenue

Halsey, Oregon Office Halsey Select Market 360 W. 2nd

Junction City, Oregon, Office 285 W. 6th Street

Springfield, Oregon Office
1011 Harlow Road

Tualatin, Oregon Office
19321 S.W. Martinazzi Avenue
Tualatin, Oregon 97062
Ragen MacKenzie (800) 827-6247 Wedbush Morgan Securities (800) 234-0480 Transfer Agent Pacific Continental Bank P. O. Box 10727 Eugene, OR 97440
Equal Employment Opportunity

Pacific Continental Corporation and its principal subsidiary, Pacific Continental Bank are Equal Employment Opportunity employers and as such do not discriminate on the basis of race, color, religion, religious affiliation, sex, sexual orientation, national origin, citizenship, martial status, age, handicap or disability, or status as a disabled veteran or veteran of the Vietnam era or any other status protected by law

Internet Web address: www.therightbank.com E-mail: banking@therightbank.com