Form 10-Q
period 2002-03-31
PACIFIC CONTINENTAL CORP
filed 2002-05-14
CIK 1084717

       As Filed with the Securities & Exchange Commission on May 14, 2002


                        SECURITIES & EXCHANGE COMMISSION
                         ------------------------------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.
                                                --------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______


                            SEC File Number: 0-30106

                         PACIFIC CONTINENTAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


                  OREGON                                       93-1269184
     -----------------------------------               -------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $1.00 par value, outstanding as of May 1 2002:       5,012,749
                                                               -----------------

                         PACIFIC CONTINENTAL CORPORATION
                                    FORM 10-Q
                                QUARTERLY REPORT
                                TABLE OF CONTENTS
                                   ----------

PART I    FINANCIAL INFORMATION                                             Page

Item 1.   Financial Statements

          Consolidated Statements of Income:                                  3
          Three months ended March 31, 2002 and March 31, 2001

          Consolidated Statements of Comprehensive Income                     4
          Three months ended March 31, 2002 and March 31, 2001

          Consolidated Balance Sheets:                                        5
          March 31, 2002, December 31, 2001 and March 31, 2001

          Consolidated Statements of Cash Flows:                              6
          Three months ended March 31, 2002 and March 31, 2001

          Notes to Consolidated Financial Statements                          7

Item 2.   Management's Discussion and Analysis of Financial                   8
          Condition and Results of Operations

Item 3.   Market Risk and Balance Sheet Management                           12


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                 none

Item 2.   Changes in Securities                                             none

Item 3.   Defaults Upon Senior Securities                                   none

Item 4.   Submission of Matters to a Vote of Security Holders               none

Item 5.   Other Information                                                 none

Item 6.   Exhibits and Reports on Form 8-K                                   14

SIGNATURES                                                                   15

                          CONSOLIDATED INCOME STATEMENT
                               Amounts in $1,000's
                                   (Unaudited)

                                                             Quarter ended March 31,
                                                                   2002                 2001
                                                         -----------------------------------
Interest income
  Loans                                                         $ 5,275              $ 5,788
  Securities                                                        301                  633
  Dividends from Federal Home Loan Bank                              36                   37
  Federal funds sold                                                 26                    7
                                                         -----------------------------------
                                                                  5,638                6,466
                                                         -----------------------------------
Interest expense
  Deposits                                                          760                1,785
  Federal Home Loan Bank term borrowings                            289                  191
  Federal funds purchased                                            10                  113
                                                         -----------------------------------
                                                                  1,059                2,089
      Net interest income                                         4,579                4,377

Provision for loan losses                                         2,485                  245

      Net interest income after provision                         2,094                4,132

Noninterest income
  Service charges on deposit accounts                               283                  270
  Other fee income, principally bankcard processing                 606                  514
  Loan servicing                                                    105                  100
  Mortgage banking income and gains on sales of loans               121                  246
  Gain (loss) on sale of securities                                 149                   54
  Other                                                              82                   72
                                                         -----------------------------------
                                                                  1,346                1,256
                                                         -----------------------------------

Noninterest expense
  Salaries and employee benefits                                  1,584                1,715
  Premises and equipment                                            348                  323
  Bankcard processing                                               426                  399
  Business development                                              218                  162
  Other                                                             686                  500
                                                         -----------------------------------
                                                                  3,262                3,099
                                                         -----------------------------------
      Income before income taxes                                    178                2,289

Provision for income taxes                                           68                  866
                                                         -----------------------------------

      Net income                                                $   110              $ 1,423
                                                         ===================================

Earnings per share
   Basic                                                        $  0.02              $  0.28
                                                         ===================================
   Diluted                                                      $  0.02              $  0.28
                                                         ===================================

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               Amounts in $1,000's
                                   (Unaudited)

                                                              Quarter ended
                                                                 March 31,

                                                            2002           2001
                                                       -------------------------
Net income
                                                             110        $ 1,423
                                                       -------------------------

Unrealized gains (losses) on Investment Securities
 Unrealized gains (losses) arising during the period        (112)           730
   Reclassification for (gains) losses included in
       statement of income                                  (149)           (54)
                                                       -------------------------
                                                            (261)           676
   Income tax (expense) benefit                              100           (260)
                                                       -------------------------
      Net unrealized gains (losses) on securities
         available for sale                                 (161)           416
                                                       -------------------------
Comprehensive income (loss)                               $  (51)       $ 1,839
                                                       =========================

                           CONSOLIDATED BALANCE SHEET
                               Amounts in $1,000's
                                   (Unaudited)

                                                                      Mar. 31,     Dec. 31,    Mar. 31,
                                                                          2002         2001        2001
                                                                   ------------------------------------
ASSETS
  Cash and due from banks                                             $ 16,168     $ 15,269    $ 13,517
  Federal funds sold                                                       270       16,521         519
                                                                   ------------------------------------
            Total cash and cash equivalents                             16,348       31,790      14,036

  Securities available-for-sale                                         14,667       20,127      36,473
  Loans held for sale                                                    3,138        1,924       3,270
  Loans, less allowance for loan losses                                256,891      237,760     225,270
  Interest receivable                                                    1,397        1,408       1,642
  Federal Home Loan Bank stock                                           2,497        2,461       2,336
  Property, net of accumulated depreciation                             13,196       13,306      12,915
  Deferred income taxes                                                    293          308           -
  Other assets                                                           1,479          464         349
                                                                   ------------------------------------

            Total assets                                               309,906      309,548     296,291
                                                                   ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits
    Noninterest-bearing demand                                          79,649       80,560      65,970
    Savings and interest-bearing checking                              128,557      126,243     117,066
    Time $100,000 and over                                              23,725       19,608      36,383
    Other time                                                          19,570       21,918      23,680
                                                                   ------------------------------------
       Total deposits                                                  251,501      248,329     243,099

  Federal funds purchased                                                  900            -       6,000
  Federal Home Loan Bank term borrowings                                22,000       24,000      13,000
  Accrued interest and other payables                                      596        1,615       1,977

                                                                   ------------------------------------
            Total liabilities                                          274,997      273,944     264,076
                                                                   ------------------------------------

Stockholders' equity
  Common stock                                                           5,048        5,066       4,536
  Surplus                                                               20,650       20,706      14,061
  Retained earnings                                                      9,083        9,542      13,211
  Accumulated other comprehensive loss                                     128          290         407
                                                                   ------------------------------------
                                                                        34,909       35,604      32,215
                                                                   ------------------------------------

             Total liabilities and stockholders' equity              $ 309,906     $309,548   $ 296,291
                                                                   ====================================

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Amounts in $1,000's
                                   (Unaudited)

                                                             For three months ended March 31,
                                                             --------------------------------
                                                                2002                   2001
                                                             --------------------------------
Cash flows from operating activity:
   Net income                                                 $    110               $  1,423
   Adjustments to reconcile net income to net cash provided
                     by operating activities
      Depreciation                                                 207                    181
      Provision for loan losses                                  2,485                    245
      Change in interest receivable and other assets               (33)                   537
      Change in payables and other liabilities                     361                    726
      Other adjustments                                           (371)                   275
                                                             --------------------------------
            Net cash provided by operating activities            2,758                  3,282
                                                             --------------------------------

Cash flows from investing activities
   Proceeds from sales and maturities of securities              7,931                  2,990
   Purchase of securities                                       (2,496)                (1,367)
   Loans made net of principal collections                     (24,967)                (6,131)
   Purchase of property                                            (97)                   (98)
                                                             --------------------------------
            Net cash used in investing activities              (19,629)                (4,607)
                                                             --------------------------------

Cash flows from financing activities
   Net increase (decrease) in deposits                           3,173                 (7,005)
   Increase in fed funds purchased                                 900                  5,100
   Increase (decrease) in Federal Home Loan Bank borrowings     (2,000)                 1,500
   Proceeds from stock options exercised                            46                      6
   Dividends paid                                                 (404)                     -
   Repurchase of shares                                           (285)                     -
                                                             --------------------------------
            Net cash provided by financing activities            1,429                   (399)
                                                             --------------------------------

Net decrease in cash and cash equivalents                      (15,442)                (1,723)

Cash and cash equivalents, beginning of period                  31,790                 15,760
                                                             --------------------------------

Cash and cash equivalents, end of period                      $ 16,348               $ 14,036
                                                             ================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A complete set of Notes to Consolidated Financial Statements is a part of the Bank's Annual Report to Shareholders for the period ended December 31, 2001, included as exhibit 13 to the Bank's Form 10-K filed March 20, 2002. The notes below are included because of material changes in the financial statements or to provide the reader with additional information not otherwise available. All numbers in the following notes are expressed in dollar thousands.

1. Basis of Presentation

The accompanying interim condensed consolidated financial statements include the accounts of Pacific Continental Corporation (the "Company"), a bank holding company, and its wholly-owned subsidiary, Pacific Continental Bank (the "Bank") and the Bank's wholly owned subsidiaries, PCB Services Corporation (which owns and operates bank-related real estate) and PCB Loan Services Corporation (which presently operates two hotel properties for the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The balance sheet data as of December 31, 2001 was derived from audited financial statements, but does not include all disclosures contained in the Company's 2001 Annual Report to Shareholders.

The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2001 consolidated financial statements, including the notes thereto, included in the Company's 2001 Annual Report to Shareholders

2. Loans

Major classifications of loans at March 31, 2002, December 31, 2001, and March 31, 2001 are as follows:

                                   March 31, 2002    December 31, 2001     March 31, 2001
                                    ------------------------------------------------------
Commercial loans                    $   71,979          $   63,058          $   56,047
Real estate loans                      180,251             169,776             162,047
Consumer loans                           9,382               9,454              10,654
                                    ---------------------------------------------------
                                       261,612             242,288             228,748
Deferred loan origination fees          (1,199)             (1,110)             (1,083)
                                    ---------------------------------------------------
                                       260,413             241,178             227,665
Allowance for loan losses               (3,522)             (3,418)             (2,395)
                                    ---------------------------------------------------
                                    $  256,891          $  237,760          $  225,270

Allowance for loan losses

                                                         2002             2001
                                                       -------------------------
     Balance, January 1                                $  3,418         $  2,149
     Provision charged to income                          2,485              245
     Loans (charged) recovered against allowance         (2,381)               1
                                                       -------------------------
     Balance, March 31                                    3,522         $  2,395

At March 31, 2002, the recorded investment in certain loans totaling $5,686, including all nonaccrual loans, was considered impaired. A specific related valuation allowance of $700 is provided for these loans and is included in the March 31, 2002 allowance above. The average recorded investment in impaired loans for the three months ended March 31, 2002 was approximately $5,600. Interest income of approximately $70 was recognized on impaired loans for the period January 1, 2002 through March 31, 2002. No loans were considered impaired at March 31, 2001.

During the first quarter 2002, the Company foreclosed and assumed ownership of two hotel properties on the Oregon coast, which secured loans to a single borrower. This resulted in a loan loss of $2,364 during the current quarter.

A substantial portion of the loan portfolio is collateralized by real estate, and is, therefore, susceptible to changes in local market conditions. Management believes that the loan portfolio is diversified among industry groups. At March 31, 2002, approximately 10% of the Bank's loan portfolio was concentrated in loans to the hotel and motel industry, with no other single industry group exceeding 10% of the portfolio. That compares to a concentration in the hotel and motel industry of 11% and 12% at December 31, 2001 and March 31, 2001, respectively. It is management's opinion that the allowance for loan losses is adequate to absorb known and inherent risks in the loan portfolio. However, actual results may differ from estimates.

Item 2. Management's Discussion and Analysis

The following discussion contains a review of Pacific Continental Corporation (the "Company") and its wholly owned subsidiary Pacific Continental Bank (the "Bank") operating results and financial condition for the first quarter of 2002. When warranted, comparisons are made to the same period in 2001 and to the previous year ended December 31, 2001. The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company's Form 10-K and portions of the Annual Report to Shareholders incorporated into the 10-K for the previous year ended December 31, 2001, which contains additional statistics and explanations. All numbers, except per share data, are expressed in thousands of dollars.

In addition to historical information, this report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). This statement is included for the express purpose of availing Pacific Continental Corporation of the protections of the safe harbor of provisions of the PSLRA. The forward-looking statements contained in this report are subject to factors, risks, and uncertainties that may cause actual results to differ materially from those projected. Important factors that might cause such material differences include, but are not limited to, those discussed in this section of the report. In addition, the following items are among the factors that could cause actual results to differ materially from the forward-looking statements in this report: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; recent world events and their impact on interest rates, businesses, and customers; the regulatory environment; new legislation; vendor quality and efficiency; employee retention factors; rapidly changing technology and evolving banking industry standards; competitive standards; competitive factors, including increased competition with community, regional, and national financial institutions; fluctuating interest rate environments; and similar matters. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of the statement. Pacific Continental Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review this quarterly report with other documents we file from time to time with the Securities and Exchange Commission.

HIGHLIGHTS

Earnings in the first quarter of 2002 were $110, down from net income of $1,423 for the first quarter 2001. Results for the current quarter reflect a $2485 provision for loan losses compared to a loan loss provision of $245 for the same period last year. The increased provision reflects losses associated with motel properties. Operating revenue, which consists of net interest income plus noninterest income was $5,925 for the current year, up 5% over $5,632 reported for 2001. Diluted earnings per share were $0.02 and $0.28 in the first quarters of 2002 and 2001, respectively. All per share data has been adjusted retroactively to reflect a 10% stock dividend during 2001.

Period end assets at March 31, 2002, were $309,906, a 5% increase over one year ago. Average assets for the first quarter of 2002 were $310,036, also up 5% over average assets in the same quarter one-year ago. Strong loan growth was reported for the first quarter 2002. Outstanding loans at March 31, 2002 grew by $19,235 over December 31, 2001, an 8% increase during the quarter, and an annualized growth rate of 30%. Period end loans for the current quarter were up 14% over the same period last year.

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

Net interest income prior to the provision for loan loss, in the first quarter of 2002 increased $202, or 5%, over same period in 2001. This increase is primarily the result of growth of earning assets. Average earning assets in the current quarter increased 5% when compared to the first quarter of 2001.

Net interest margin as a percentage of earning assets was 6.65% in the first quarter of 2002 compared to 6.66% in the same time period in 2001. Earning asset yields in the current quarter were 8.18% compared to 9.84% last year, a decline of 1.65%. Cost of liabilities fell by 1.66% during the same time period from 3.24% to 1.57%. During the first quarter 2002, the loss of interest rate floors on variable rate loans, lower interest rates on new loan production, and interest reversed on nonaccrual loans have caused the yield on earning assets to fall faster than the cost of funds. This resulted in compression of the net interest margin when compared to margins during the last half of 2001. Interest reversed on nonaccrual loans was approximately $37 or 0.16% of average earning assets for the quarter. There was no interest reversed on nonaccrual loans during the first quarter 2001.

Net interest margin for the last six months of 2001 averaged 6.87%, compared to 6.65% for the current quarter. Further compression of the margin is expected during 2002 as earning asset yields are projected to decline in future quarters considering the loss of interest rate floors on variable rate loans, the lower interest rates on new loan production, and the level of nonperforming loans. In addition, further opportunities to lower the cost of funds are limited, as market interest rates appear to have stabilized.

A detailed comparison of interest income and interest expense between first quarter 2002 and first quarter 2001 shows that interest income fell by $829. Increased volume of earning assets improved interest income by $461, which was offset by lower yields on earning assets reducing interest income by $1,290. First quarter 2002 interest expense decreased $1,031 over the same quarter last year. By restructuring the mix and maturities of liabilities, the Company reduced interest expense by $208 even though total liabilities grew by $12,000 over last year. In addition, interest expense was $823 lower due to lower rates paid on deposits and borrowings.

Provision for Loan Losses

Below is a summary of the Company's allowance for loan losses for the first three months of 2002:

                                                      2002
                                                 ---------------

          Balance, December 31, 2001                   $ 3,418
          Provision charged to income                    2,485
          Loans charged off                             (2,387)
          Recoveries credited to allowance                   6
                                                 ---------------
          Balance, March 31, 2002                      $ 3,522
                                                 ---------------

The first quarter 2002 provision for loan losses was $2,485, compared to $245 for the same quarter last year, reflecting the loss recorded during the current quarter related to two hotel properties. The allowance for loan losses at March 31, 2002 was 1.34% of period end loans compared to 1.41% and 1.04% at December 31, 2001 and March 31, 2001, respectively. The allowance at March 31, 2002 includes $700 in specific allowance for impaired loans. At March 31, 2002, the Company had $5,686 of impaired loans, net of government guarantees, which include one hotel real estate loan of $4,949. At December 31, 2001, the Company had $5,601 of impaired loans with a specific allowance assigned of $1,050. No loans were classified as impaired at March 31, 2001.

During the first quarter 2002, the Company had net loan charge offs of $2,381. The Company foreclosed and assumed ownership of two hotel properties on the Oregon coast, which secured loans to a single borrower. The loss on the two hotel properties accounted for $2,364 of the net loan charge offs recorded during the quarter. The two properties were transferred to other real estate during the quarter and account for the entire balance of foreclosed properties of $864.

The Bank had assigned $650 of its allowance for loan losses to these loans at December 31, 2001. The estimated loss at December 31, 2001 was based on appraisals obtained during the fourth quarter 2001 and estimated repair costs. During repairs on one of the facilities, a 50-unit motel, during 2002, it became apparent that there were major construction deficiencies. Although the building is less than four years old, a structural engineering inspection concluded that repair costs could not be determined, as the full extent of the damage could not be assessed without removing the building exterior. Because the inspection could not quantify hidden damage, the Bank recognized a $1,855 loan loss on the loan secured by this property and recorded an other real estate asset of $200, representing the value of the land and recoverable improvements. Although the bank is pursuing potential remedies and hopes to make partial recovery, this conservative valuation makes any additional losses on this property very unlikely.

The Bank recorded a loan loss on the other motel property, a 40-unit motel, of $509 and recorded the asset in other real estate at a value of $664. This facility was found to have significant unrepaired flood damage. Although the damage is pervasive, it is apparent and repair costs are quantifiable.

The bank is preparing both properties for sale, and both properties are open and being operated safely by a professional hotel/motel management firm. During the first quarter 2002, the two properties had operating losses of $90, which was recorded as other real estate expense.

Loans in the hotel/motel industry totaled approximately $27,000 or 10% of outstanding loans at March 31, 2002, including the $4,949 loan presently on nonaccrual status. Management has carefully evaluated this concentration and believes it has recognized and reserved for all known and estimated losses. Nonaccrual loans and foreclosed property in the hotel and motel industry totaled $5,813 or 85% of total nonperforming assets at quarter end. The ultimate collectability of loans and sale of properties is affected by the health of the regional hotel/motel industry, which has suffered both a national and regional decline over the past four months. In view of the uncertainties in the hotel/motel industry, the Company is carefully monitoring loans made by the Bank and related properties taken in foreclosure in this industry. Accordingly, it is possible that additional loans may go on nonaccrual status or that further losses, increased provisions for loan losses, and higher noninterest expense may be experienced related to loans in the motel/hotel industry. Given the impact of the weak economy and its impact on the motel/hotel industry, it is the Bank's present intention to limit and decrease its concentration in this industry as the loan portfolio grows. The following table shows a summary of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned for the periods covered in this report:

                                                      Mar. 31, 2002    Dec. 31, 2001     Mar. 31, 2001
                                                     --------------    -------------    --------------
Nonaccrual loans   and impaired loans                   $  6,020          $  6,049         $     796
90 days past due and accruing interest                       901               953               527
                                                        --------          --------         ---------
  Total nonperforming loans                                6,921             7,002             1,323
Nonperforming loans guaranteed by government                (934)           (1,020)             (323)
                                                        --------          --------         ---------
  Net nonperforming loans                                  5,987             5,982             1,000
Foreclosed properties                                        864                 0                 0
                                                        --------          --------         ---------
  Total nonperforming assets, net of guaranteed         $  6,851          $  5,982         $   1,000

Noninterest Income

Noninterest income increased $90 or 7% in the first quarter of 2002 when compared to the same period in 2001. All categories of noninterest income improved during the current quarter when compared to last year, with the exception of mortgage banking income and gains on sales of loans. The majority of growth in noninterest income was attributable to three categories. Service charges on deposit accounts grew by $13 or 5% over last year due to increased number of clients and accounts. Other fees, which include bankcard processing fees were up $92 or 18% due to increased clients and transaction volumes. Gains on the sale of securities were $149 during first quarter 2002 compared to $54 for the same quarter last year. Increases in these categories were offset by a $125 decline in mortgage banking revenues and gains on sales of loans. Gains on the sales of loans were down $105 from last year. During the current quarter, no loans were sold. During the first quarter 2001, the Company sold approximately $2,900 of loans guaranteed by the government, which resulted in gains of $105. Mortgage banking revenues decreased $20 or 15% from last year. First quarter 2001 represented record revenues for the Company for the residential mortgage division. The pace of originations slowed during the first two months of 2002, but picked up significantly during the month of March 2002.

Noninterest Expense

Noninterest expense in the current quarter increased $163 or 5% over the same period in 2001. Salaries and employee benefits decreased by $131 or 8% from the previous year due to a decline in incentive based compensation. Increased expenses in the other four expense categories offset the decline in salaries and employee benefits. Premises and equipment expense increased $25 or 8% reflecting the Company's recent investment in new technology. Bankcard processing expense increased $27 or 7% and was a direct result of increased transaction volumes. Business development expenses were up $56 in the current quarter due to the production costs associated with new advertising. The other expense category showed the largest increase, up $186 or 37%. Three components accounted for the majority of the increase in the other expense category. Professional services were up $28 or 17% due to increased legal services related to problem loans. Other data processing expense was up $55 or 71% primarily due to on line banking processing costs related directly to a significant increase in the client base and transaction volume. Finally, other real estate expense was $90 during the current quarter compared to $0 last year for the same time period. The $90 expense results from operating losses at the two hotel properties the bank owns. Other real estate expense related to the two motels is expected to decline during the second quarter.

LIQUIDITY

Liquidity is the term used to define the Company's ability to meet its financial commitments. The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds. The Company derives liquidity primarily through core deposit growth, the maturity of investment securities, and loan payments. Core deposits include demand, interest checking, money market, savings and local time deposits. Additional liquidity is provided through sales of loans, access to national CD markets, public deposits and both secured and unsecured borrowings. As a percentage of total deposits, core deposits were 96% at March 31, 2002 compared to 94% at March 31, 2001. Average core deposits in the current quarter increased nearly $21,000 or 9% over 2001 for the same period. Core deposit growth combined with funds provided by securities sales funded the $20,000 of loan growth during the first three months of 2002. At March 31, 2002, the Company had overnight and term borrowing lines of $83,500 with various correspondent banks, the Federal Home Loan Bank of Seattle, and the Federal Reserve Bank of San Francisco. At the end of the quarter, $60,600 of overnight borrowings were available to the Company. In addition, $6,000 was available from the State of Oregon certificate of deposit program. The Company's loan portfolio also contains $14,475 in marketable government guaranteed loans.

CAPITAL RESOURCES

Capital is the shareholder's investment in the Company. Capital grows through the retention of earnings and the issuance of new stock through the exercise of incentive options and decreases through the payment of dividends and share repurchase programs. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Banking regulations require the Company to maintain minimum levels of capital. The Company manages its capital to maintain a "well capitalized" designation (the FDIC's highest rating). At March 31, 2002, the Company's total capital to risk weighted assets was 12.80%, compared to 13.59% at March 31, 2001.

During the fourth quarter 2001, the Company announced a share repurchase plan, which allows the Company to repurchase up to 200 thousand shares or about 4% of outstanding shares through December 31, 2002. Through March 31, 2002, the Company repurchased a total of 33 thousand shares, 12 thousand during the fourth quarter 2001 and 21 thousand during the first quarter 2002.

During the first quarter 2002, the Company announced the decision to change its practice of declaring semiannual cash dividends, and instead implemented a practice of paying cash dividends on a quarterly basis. The Company's board of directors will review its dividend considerations so that cash dividends, when and if declared by the Company, would typically be paid in mid-March, June, September, and December of each year. On February 15, 2002, the Company declared its first quarterly dividend of $0.08 per share paid on March 15, 2002 to shareholders of record on February 28, 2002.

The Company projects that earnings retention and existing capital will be sufficient to fund anticipated asset growth, the new dividend practice, and the share repurchase plan, while maintaining a well-capitalized designation from the FDIC.

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

The following table shows the estimated impact of the various interest rate scenarios used in the software modeling based on data provided by the Company to the Federal Home Loan Bank at March 31, 2002. The table shows estimates of changes in net interest income. For illustrative purposes the base figure of $18,570 used in the interest rate shock analysis is the annualized actual net interest income for the first three months of 2002. Due to the various assumptions used for this modeling, no assurance can be given that projections will reflect actual results.

                          Interest Rate Shock Analysis
                Net Interest Income and Market Value Performance
                             (dollars in thousands)

                -----------------------     ---------------------------------------------------
                      Projected                        Net Interest Income
                       Interest                  Estimated          $ Change       % Change
                     Rate Change                    Value           from Base      from Base
                -----------------------     ---------------------------------------------------
                         +200                             19,829          1,259        6.78%
                         +100                             19,231            661        3.56%
                         Base                             18,570              0        0.00%
                         -100                             17,900           (670)      -3.61%
                         -200                             16,784         (1,786)      -9.62%
                ----------------------------------------------------------------------------

                     Gradual Interest Rate Movement Forecast
                Net Interest Income and Market Value Performance
                             (dollars, in thousands)

                -----------------------     ---------------------------------------------------
                      Projected                            Net Interest Income
                       Interest                  Estimated          $ Change       % Change
                     Rate Change                    Value           from Base      from Base
                -----------------------     ---------------------------------------------------
                     Rising 2.40%                         19,172            602        3.24%
                         Base                             18,570              0        0.00%
                    Declining 2.40%                       18,277           (293)      -1.58%
                -------------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits
               3.2  Holding Company Bylaws (as amended and restated).
               99 Press Release dated May 10, 2002 announcing revised first quarter 2002 results.

(b)     Reports on Form 8-K
               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PACIFIC CONTINENTAL CORPORATION
                                                (Registrant)





Dated   May 14, 2002                    /s/ J. Bruce Riddle
       ------------------------       ---------------------------------------
                                      J. Bruce Riddle
                                      President and Chief Executive Officer

Dated   May 14, 2002                    /s/ Michael A. Reynolds
       ------------------------       ---------------------------------------
                                      Michael A. Reynolds
                                      Vice President and Chief Financial Officer