Form 10-Q
period 2002-06-30
PACIFIC CONTINENTAL CORP
filed 2002-08-02
CIK 1084717

As Filed with the Securities & Exchange Commission on August 2, 2002

SECURITIES & EXCHANGE COMMISSION

FORM 10-Q

[ X ]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

[    ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the
           transition period from                          to

SEC File Number:     0-30106

PACIFIC CONTINENTAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

OREGON	93-1269184
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

111 West 7th Avenue
Eugene, Oregon 97401
(address of Principal Executive Offices) (Zip Code)

(541) 686-8685
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $1.00 par value, outstanding as of August 1, 2002:                 5,021,202

PACIFIC CONTINENTAL CORPORATION
FORM 10-Q
QUARTERLY REPORT

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Consolidated Statements of Income: Six months ended June 30, 2002, and June 30, 2001	3

	Consolidated Statements of Comprehensive Income Six months ended June 30, 2002 and June 30, 2001	4

	Consolidated Balance sheets: June 30, 2002, December 31, 2001 and June 30, 2001	5

	Consolidated Statements of Cash Flows: Six months ended June 30, 2002 and June 30, 2001	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Market Risk and Balance Sheet Management	14

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	none

Item 2.	Changes in Securities	none

Item 3.	Defaults Upon Senior Securities	none

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	none

Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURES		17

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
Amounts in $1,000’s
(Unaudited)

	Quarter ended June 30,		Year to date June 30,
	2002	2001	2002	2001
Interest income
Loans	$5,700	$5,839	$10,975	$11,627
Securities	202	608	499	1,241
Dividends on Federal Home Loan Bank stock	38	41	74	78
Federal funds sold	12	11	41	19

	5,951	6,499	11,589	12,965

Interest expense
Deposits	773	1,478	1,533	3,263
Federal Home Loan Bank borrowings	301	259	590	450
Federal funds purchased	27	71	37	184

	1,101	1,808	2,160	3,897

Net interest income	4,850	4,691	9,429	9,068
Provision for loan losses	525	225	3,010	470

Net interest income after provision	4,325	4,446	6,419	8,598

Noninterest income
Service charges on deposit accounts	307	300	604	570
Other fee income, principally bankcard	669	494	1,247	1,008
Loan servicing fees	92	125	197	225
Mortgage banking income and gains on loan sales	111	134	232	380
Gain (loss) on sale of securities	0	(27)	150	27
Other noninterest income	63	54	157	126

	1,241	1,080	2,587	2,336

Noninterest expense
Salaries and employee benefits	1,842	1,623	3,426	3,338
Premises and equipment	334	303	682	626
Bankcard processing	488	391	914	790
Business development	195	243	413	405
Other noninterest expense	593	604	1,279	1,104

	3,452	3,164	6,714	6,263

Income before income taxes	2,114	2,382	2,292	4,671
Provision for income taxes	787	927	855	1,793

Net income	$1,327	$1,455	$1,437	$2,878

Earnings per share
Basic	$0.26	$0.29	$0.29	$0.57

Diluted	$0.26	$0.29	$0.28	$0.57

Weighted average shares outstanding
Basic	5,023	4,989	5,040	5,004
Common stock equivalents attributable to stock options	51	15	50	13
Diluted	5,074	5,004	5,090	5,017

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in $1,000’s
(Unaudited)

	Quarter ended June 30,		Year to date June 30,
	2002	2001	2002	2001
Net income	$1,327	$1,455	$1,437	$2,878

Unrealized gains (losses) on Investment Securities
Unrealized gains (losses) arising during the period	42	(59)	(70)	671
Reclassification for (gains) losses included in statement of income	0	27	(150)	(27)

	42	(32)	(220)	644
Income tax (expense) benefit	(16)	12	85	248

Net unrealized gains (losses) on securities available for sale	26	(20)	(135)	396

Comprehensive Income	$1,353	$1,435	$1,302	$3,274

CONSOLIDATED BALANCE SHEETS
Amounts in $1,000’s
(Unaudited)

	June 30, 2002	December 31, 2001	June 30, 2001
Assets
Cash and due from banks	$16,178	$15,269	$15,585
Federal funds sold	13,582	16,521	1,190

Total cash and cash equivalents	29,760	31,790	16,775
Securities available-for-sale	12,513	20,127	32,819
Loans held for sale	2,416	1,924	1,230
Loans, less allowance for loan losses	282,617	237,760	236,574
Interest receivable	1,338	1,408	1,610
Federal home loan bank stock	2,535	2,461	2,376
Property, net of accumulated depreciation	13,163	13,306	13,386
Deferred income taxes	276	308	—
Other assets	1,295	464	491

Total assets	345,913	309,548	305,261

Liabilities and stockholders’ equity
Deposits
Noninterest-bearing demand	86,796	80,560	73,198
Savings and interest-bearing checking	141,430	126,243	120,122
Time $100,000 and over	30,602	19,608	25,186
Other time	24,377	21,918	22,590

	283,205	248,329	241,096

Federal funds purchased	—	—	2,900
Federal Home Loan Bank term advances	26,000	24,000	26,000
Accrued interest and other liabilities	1,375	1,615	1,680

Total liabilities	310,580	273,944	271,676

Stockholders’ equity
Common stock	5,020	5,066	4,605
Surplus	20,719	20,706	14,618
Retained earnings	9,440	9,542	13,975
Accumulated other comprehensive income	154	290	387

Total stockholders’ equity	35,333	35,604	33,585

	$345,913	$309,548	$305,261

CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in $1,000’s
(Unaudited)

	For six months ended June 30,
	2002	2001
Cash flows from operating activity:
Net income	$1,437	$2,878
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	419	364
Provision for loan losses	3,010	470
Change in loans held for sale	(452)	(312)
Change in interest receivable and other assets	(727)	427
Change in payables and other liabilities	(242)	430
Other adjustments	(378)	273

Net cash provided by operating activities	3,067	4,530

Cash flows from investing activities
Proceeds from sales and maturities of securities	10,358	11,682
Purchase of securities	(2,819)	(6,464)
Loans made net of principal collections	(47,666)	(15,413)
Purchase of property	(277)	(752)

Net cash used in investing activities	(40,403)	(10,947)

Cash flows from financing activities
Net increase (decrease) in deposits	34,877	(9,008)
Increase (decrease) in fed funds purchased	—	2,000
Increase in Federal Home Loan Bank borrowings	2,000	14,500
Repurchase of shares	(1,251)	—
Proceeds from stock options exercised	486	630
Dividends paid	(805)	(691)

Net cash provided by financing activities	35,306	7,432

Net increase in cash and cash equivalents	(2,030)	1,015
Cash and cash equivalents, beginning of period	31,790	15,760

Cash and cash equivalents, end of period	$29,760	$16,775

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A complete set of Notes to Consolidated Financial Statements is a part of the Company’s Annual Report to Shareholders for the period ended December 31, 2001, included as exhibit 13 within the Company’s Form 10-K filed March 12, 2002. The notes below are included because of material changes in the financial statements or to provide the reader with additional information not otherwise available.

1.    Basis of Presentation

The accompanying interim condensed consolidated financial statements include the accounts of Pacific Continental Corporation (the “Company”), a bank holding company, and its wholly-owned subsidiary, Pacific Continental Bank (the “Bank”) and the Bank’s wholly owned subsidiaries, PCB Services Corporation (which owns and operates bank-related real estate) and PCB Loan Services Corporation (which presently operates two hotel properties for the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The balance sheet data as of December 31, 2001 was derived from audited financial statements, but does not include all disclosures contained in the Company’s 2001 Annual Report to Shareholders.

The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2001 consolidated financial statements, including the notes thereto, included in the Company’s 2001 Annual Report to Shareholders.

2.    Loans

Major classifications of loans at June 30, 2002, December 31, 2001, and June 30, 2001 are as follows:

	June 30, 2002	December 31, 2001	June 30, 2001
Commercial loans	$81,157	$63,058	$61,886
Real estate loans	197,178	169,776	168,256
Consumer loans	9,262	9,454	10,379

	287,597	242,288	240,521
Deferred loan origination fees	(1,206)	(1,110)	(1,396)

	286,391	241,178	239,125
Allowance for loan losses	(3,774)	(3,418)	(2,551)

	$282,617	$237,760	$236,574

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Allowance for loan losses

	2002	2001
Balance, January 1	$3,418	$2,149
Provision charged to income	3,010	470
Loans (charged) recovered against allowance	(2,654)	(68)

Balance, June 30	$3,774	$2,551

At June 30, 2002, the recorded investment in certain loans totaling $5,551, including all nonaccrual loans, was considered impaired. A specific related valuation allowance of $695 is provided for these loans and is included in the June 30, 2002 allowance above. The average recorded investment in impaired loans for the six months ended June 30, 2002 was approximately $5,600. Interest income of approximately $70 was recognized on impaired loans for the period January 1, 2002 through June 30, 2002. No loans were considered impaired at June 30, 2001.

A substantial portion of the loan portfolio is collateralized by real estate, and is, therefore, susceptible to changes in local market conditions. At June 30, 2002, approximately 9% of the Bank’s loan portfolio was concentrated in loans to the hotel and motel industry, with no other single industry group exceeding 5% of the portfolio. That compares to a concentration in the hotel and motel industry of 11% and 12% at December 31, 2001 and June 30, 2001, respectively. It is management’s opinion that the allowance for loan losses is adequate to absorb known and inherent risks in the loan portfolio. However, actual results may differ from estimates.

3.    Other real estate owned

At June 30, 2002, the Bank had $864 in other real estate owned, which consists of two hotel properties in the state of Oregon. During the first quarter 2002, the Bank foreclosed and assumed ownership of the properties. This resulted in a loan loss of $2,364 during the first quarter. The bank has engaged a professional hotel management firm to operate the properties while they are made ready for sale and a commercial real estate broker to manage the sale process. Improvements made to the properties during the Bank’s ownership will be added to the balance of other real estate owned. During the first six months 2002, the two properties had operating losses of $107, which was recorded as other real estate expense. Operating losses in the second quarter 2002 were $17 compared to $90 for the first quarter 2002. During the first six months of 2001, the bank had no other real estate owned or other real estate expense.

4.    Commitments and Legal Contingencies

During the second quarter 2002, the Company entered into an employment agreement with Daniel J. Hempy, a key executive. The employment agreement provides for a minimum aggregate annual base salary, performance adjustment, life insurance coverage, incentive compensation, stock option grants, and other perquisites commonly found in such agreements. The full text of the employment agreement is included in this document as Exhibit 10.1.

ITEM  2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion contains a review of Pacific Continental Corporation and its wholly owned subsidiary Pacific Continental Bank operating results and financial condition for the second quarter of 2002. When warranted, comparisons are made to the same period in 2001 and to the previous year ended December 31, 2001. The discussion should be read in conjunction with the financial statements (unaudited) contained elsewhere in this report. The reader is assumed to have access to the Company’s
Form 10-K and portions of the Annual Report to Shareholders incorporated into the 10-K for the previous year ended December 31, 2001, which contains additional statistics and explanations. All numbers, except per share data, are expressed in thousands of dollars.

In addition to historical information, this report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). This statement is included for the express purpose of availing Pacific Continental Corporation of the protections of the safe harbor provisions of the PSLRA. The forward-looking statements contained in this report are subject to factors, risks, and uncertainties that may cause actual results to differ materially from those projected. Important factors that might cause such material differences include, but are not limited to, those discussed in this section of the report. In addition, the following items are among the factors that could cause actual results to differ materially from the forward-looking statements in this report: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; recent world events and their impact on interest rates, businesses, and customers; the regulatory environment; new legislation; vendor quality and efficiency; employee retention factors; rapidly changing technology and evolving banking industry standards; competitive standards; competitive factors, including increased competition with community, regional, and national financial institutions; fluctuating interest rate environments; and similar matters. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the statement. Pacific Continental Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission.

Six-Month Highlights

Net income in the second quarter 2002 was $1,325, a decrease of 9% from second quarter 2001 income of $1,455. Return on average assets and return on average equity in the current quarter were 1.61% and 14.99% respectively as compared to 1.96% and 17.61% in the same quarter one year ago. The decline in quarterly earnings resulted from a lower net interest margin and higher provision for loan losses.

For the first six months of 2002 the Company earned $1,435 a 50% decrease from six month 2001 earnings of $2,878. The decline in current year-to-date earnings was primarily due to a significant increase in the provision for loan losses. The provision for the first six months of the current year was $3,010, compared to $470 for the same period last year. The increase in the provision reflected a $2,364 in losses on loans secured by hotel properties recorded during the first quarter 2002 and loan growth during the first six months of the year. Per share earnings on a diluted basis for the first six months of 2002 and 2001 were $0.28 and $0.57, respectively. All per share data has been retroactively restated to reflect the 10% stock dividend of October 2001. Comparing the first six months of 2002 to the same period in 2001, return on average assets was 0.91 % and 1.96%, respectively, while return on average equity was 8.07% and 17.96%, respectively.

Strong loan and deposit growth were highlights of the first six months. Loan growth during the second quarter was a continuation from growth reported for the first quarter of the current year. At June 30, 2002, total loans were $288,807 (including loans held for sale), up $45,705 or 19% from December 31, 2001 and up $48,452 or 20% from June 30, 2001. Deposit growth was also strong. Deposits at June 30, 2001 were $283,205, up $34,966 or 14% from December 31, 2001 and up $42,109 or 17% from June 30, 2001.

At June 30, 2002 total assets were $345,913 or 12% more than December 31, 2001 and 14% more than June 30, 2001.

Subsequent Event:    Subsequent to quarter end June 30, 2002, the Company announced the appointment of Hal M. Brown, currently Executive Vice President and Chief Operating Officer, as the Company’s President and Chief Executive Officer. The Company also announced the departure of J. Bruce Riddle, the Company’s President and Chief Executive Officer. A Form 8-K was filed with the Securities and Exchange Commission on July 15, 2002 regarding this subsequent event. The Company will incur pre-tax expense of $443 during the third quarter in fulfillment of terms of Mr. Riddle’s employment contract. The full text of Mr. Riddle’s separation agreement is included in this document as Exhibit 10.2.

Results of Operations

Net Interest Income

Net interest income is the primary source of the Company’s revenue. Net interest income is the difference between interest income derived from earnings assets, principally loans, and the interest expense associated with interest bearing liabilities, principally deposits. The volume and mix of earnings assets and funding sources, market rates of interest, demand for loans, and the availability of deposits affect net interest income.

Net interest income, prior to the provision for loan loss, in the second quarter of 2002 increased $159, or 3%, over same period in 2001. This increase resulted from growth of earning assets, which was offset by a decline in net interest margin. Average earning assets in the current quarter of $293,330 increased 9% when compared to the first quarter of 2001. However, net interest margin as a percentage of earning assets declined by 0.36% from 6.99% in second quarter 2001 to 6.63% in second quarter 2002. The decline in net interest margin was a function of several factors. Earning asset yields were 8.14% during the second quarter 2002, down 1.54% from the 9.68% yield in the second quarter 2001. Lower loan and security yields were primarily responsible for the decline. Loan yields including fees in the current quarter were 7.95%, compared to 9.62% for the same quarter last year. The decline in loan yields resulted from a drop in the prime-lending rate of more than 4.00%, which affected yields on the Bank’s variable rate loan portfolio. In addition, interest rate floors on variable rate loans, which were activated during the first six months of last year were deactivated as those loans renewed during 2002. The deactivation of interest rate floors combined with adding $45,705 in new loans at lower rates during the first six months of 2002 contributed to the decline in loans yields. Finally, during the second quarter 2002, approximately $123 of interest was forgone on nonaccrual loans. That compares to approximately $25 for the same period in 2001. The lower interest rate environment affected security yields as several high yielding securities were called during the last half of 2001 contributing to the overall decline. While earning asset yields declined 1.54%, the Bank’s interest expense as a percentage of earning assets declined only 1.18%. The Bank experienced a rapid drop in its cost of funds during the last half of 2001. However, as market interest rates dropped to a forty year low in October 2001, the Bank’s cost of funds stabilized while earning asset yields continued to fall.

Net interest income for the first six months showed results similar to the quarter-to-quarter comparison. For the first six months of 2002, net interest income, prior to the provision for loan loss, totaled $9,429, an increase of 4% over $9,068 for the same period in 2001. Year-to-date average earning assets increased 7% as compared to the same period in 2001, while net interest income as a percent of earning assets declined from 6.82% in 2001 to 6.64% in 2002. The decrease resulted from yields on earning assets falling faster than the Company’s cost of funds as market interest rates stabilized at very low levels during the first half of 2002. A detailed rate and volume analysis shows that the interest income component decreased by $1,376, a $1,152 improvement due to higher volumes, which was offset by $2,528 decline due to lower rates. The interest expense component fell by $1,737, due to lower rates and changes in the mix of funding sources.

Provision for Loan Losses

Below is a summary of the Company’s allowance for loan losses for the first six months of 2002.

2002
Balance, December 31, 2001	$3,418
Provision charged to income	3,010
Loans charged off	(2,673)
Recoveries credited to allowance	19

Balance, June 30, 2002	$3,774

The second quarter 2002 provision for loan losses was $525 compared to $225 for the same quarter last year, primarily due to strong loan growth experienced during the current quarter. Year-to-date June 30, 2002 loan loss provision was $3,010 compared to $470 for the same period in 2001. The allowance for loan losses at June 30, 2002 as a percentage of outstanding loans was 1.31%, compared to 1.41% and 1.06% at December 31, 2002 and June 30, 2001, respectively. The allowance at June 30, 2002 includes $695 in specific allowance for impaired loans. At June 30, 2002, the Company had $5,551 of impaired loans, net of government guarantees, which includes one hotel real estate loan of $4,949. At December 31, 2001, the Company had $5,601 of impaired loans with a specific allowance assigned of $1,050. No loans were classified as impaired at June 30, 2001.

During the second quarter 2002, the Company negotiated new terms with the borrower on the $4,949 impaired/nonaccrual hotel real estate loan. The new loan terms call for a six-month forbearance in payments commencing April 1, 2002 through September 30, 2002 and a temporary reduction in the interest rate. The new loan terms call for the borrower to recommence loan payments on October 1, 2002. The hotel/motel industry, both nationally and regionally, has shown significant declines in revenues and earnings since the events of September 11, 2001. The northwest economy in general suffered larger declines than those experienced nationally. While the borrower is expected to recommence payments on October 1, 2002, there are no assurances this will occur if continued economic weakness prevails.

During the first six months of 2002, the Company had net loan charge offs of $2,654, consisting of $2,381 charged off during the first quarter 2002 and $273 during the second quarter. That compares to net loan charge offs of $68 during the first six months of 2001. During the first quarter 2002, the Company foreclosed and assumed ownership of two hotel properties, which secured loans to a single borrower. A loss of $2,364 (89% of net losses recorded for 2002) was recorded during the quarter. The two properties were transferred to other real estate during the first quarter 2002 and account for the entire balance of foreclosed properties.

The two hotel properties consist of a 50-unit motel and a 40-unit motel on the North Oregon coast. Although the 50-unit motel building is less than four years old, a structural engineering study concluded that there were major construction deficiencies, which resulted in significant damage to the building. The study concluded repair costs could not be determined, as the full extent of the damage could not be assessed without removing the building exterior. Because the inspection could not quantify hidden damage, the Company recorded an other real estate asset value of $200 on this property, representing the value of the land and recoverable improvements. The bank is pursuing potential remedies and hopes to make partial recovery.

The 40-unit hotel property was found to have significant unrepaired flood damage. Although the damage is pervasive, it is apparent and quantifiable. The Company has engaged a professional engineer to assess and determine the ultimate cost to repair this facility.

The bank is preparing both properties for sale, and both properties are open and being operated safely by a professional hotel/motel management firm. During the first six months, the two properties had operating losses of $107, consisting of $90 during the first quarter, and $17 during the second quarter, which was recorded as other real estate expense. The properties are expected to generate operating income during the third quarter 2002.

Loans in the hotel/motel industry totaled approximately $26,000 or 9% of outstanding loans at June 30, 2002, including the $4,949 loan presently impaired and on nonaccrual status. Management has carefully evaluated this concentration and believes it has recognized and reserved for all presently known and estimated losses. Nonaccrual loans and foreclosed property in the hotel and motel industry totaled $5,813 or 90% of total nonperforming assets at quarter end. The ultimate collectability of loans and sale of properties is affected by the health of the regional hotel/motel industry, which has suffered both a national and regional decline over the past ten months. In view of the uncertainties in the hotel/motel industry, the Company is carefully monitoring loans made by the Bank and related properties taken in foreclosure in this industry. Accordingly, it is possible that additional loans may go on nonaccrual status or not perform according to contract terms. Further losses, increased provisions for loan losses, and higher noninterest expense may be experienced related to loans in the motel/hotel industry. Given the impact of the weak economy and its impact on the motel/hotel industry, it is the Bank’s present intention to limit and decrease its concentration in this industry as the loan portfolio grows. The following table shows a summary of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned for the periods covered in this report:

	June 30, 2002	December 31, 2001	June 30, 2001
Nonaccrual loans	$6,191	$6,049	$898
90 days past due and accruing interest	$325	$953	$238
Repossessed assets	$864	$0	$0

Total nonperforming assets	$7,380	$7,002	$1,136
Nonperforming loans guaranteed by government	$(888)	$(1,020)	$(479)

Total nonperforming assets, net of guarantee	$6,492	$5,982	$639

Noninterest Income

Year-to-date June 30, 2002 noninterest income of $2,587 was up $251 or 11% from 2001 noninterest income for the same time period. The majority of growth in noninterest income was attributable to three categories. Service charges on deposit accounts were up $34 or 6% due to an increase in the number of clients. Other fee income, principally merchant bankcard processing fees grew by $239 or 24% due to new sources of revenues from new products and services, combined with increased volumes of clients and transactions in the merchant processing area. Finally, gains on the sales of securities were $150 during the first half of 2002 compared with $27 for the same period last year. Growth in noninterest revenue in these categories was offset by declines in loan servicing income and mortgage banking income and gain on sales of loans. Loan servicing income declined by $28 or 12% due to a decline in the servicing portfolio and contractual repricing of servicing on certain loans. Mortgage banking income and gain on sales of loans declined by $148. Mortgage banking income was down $43 or 16% due to lower levels of originations. Gains on sales of loans were down $105 from last year. During the first six months of 2001, the Company sold approximately $2,900 of loans guaranteed by the government, which resulted in gains of $105. No loans were sold during the first six months of 2002.

Noninterest Expense

Year-to-date June 30, 2002 noninterest expense increased $451 or 7% from the same period in 2001. Merchant bankcard processing expense accounted for $124 of the increase and related directly to the revenue increase discussed above. Excluding the merchant processing fees, total noninterest expense increased 6% over last year. Total salaries and employee benefits expense during the first six months increased $88 or 3%. Salaries and commissions were up $322, which was offset by a $234 decline in incentive based compensation. Premises and equipment expense increased $56 or 9% reflecting the Company’s recent investment in new technology. The other expense category showed the largest increase, up $175 or 16%. Two components accounted for the increase in the other expense category. Other real estate expense was $107 for the first six months of 2002, reflecting operating losses at two hotel properties.

There was no other real estate expense recorded for the same period last year. Other data processing expense was up $68 or 38% primarily due to on line banking processing costs related directly to an increase in the client base and transaction volumes.

Liquidity

Liquidity is the term used to define the Company’s ability to meet its financial commitments. The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds. The Company derives liquidity primarily through core deposit growth, the maturity of investment securities, and loan payments. Core deposits include demand, interest checking, money market, savings and local time deposits. Additional liquidity is provided through sales of loans, sales of securities, access to national CD markets, public deposits and both secured and unsecured borrowings. As a percentage of total deposits, core deposits were 93% at June 30, 2002, compared to 95% at June 30, 2001. Core deposits at June 30, 2002 were approximately $264,000, up $34,000 or 15% from last year. Approximately $21,000 of the growth in core deposits occurred during the first six months of the current year, which historically has been a period of time when the Company experienced little or no growth in core deposits. Core deposit growth funded nearly 60% of the $36,000 of asset growth during the first six months of the current year. The other 40% of funding resulted from increased use of alternative funding sources, specifically Federal Home Loan Bank advances, public deposits, national CD’s, and sales of securities. At June 30, 2002, the Company had overnight and term borrowing lines of $83,500 with various correspondent banks, the Federal Home Loan Bank of Seattle, and the Federal Reserve Bank of San Francisco. In addition, $11,000 was available from the State of Oregon certificate of deposit program, and the Company’s loan portfolio contained $16,294 of marketable government guaranteed loans.

Capital Resources

Capital is the shareholder’s investment in the Company. Capital grows through the retention of earnings and the issuance of new stock through the exercise of incentive options and decreases through the payment of dividends and share repurchase programs. Capital formation allows the Company to grow assets and provides flexibility in times of adversity. In the following section on Capital, share numbers reported are in whole numbers.

Banking regulations require the Company to maintain minimum levels of capital. The Company manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating). At June 30, 2002, the Company’s total capital to risk weighted assets was 12.07%, compared to 13.50% at June 30, 2001.

During the fourth quarter 2001, the Company announced a share repurchase plan, which allows the Company to repurchase 200,000 shares or about 4% of outstanding shares through December 31, 2002. Through June 30, 2002, the Company repurchased a total of 114,501 shares, 12,101 during the fourth quarter 2001 and 102,400 during the first six months of 2002.

Below is a summary of share activity during the first six months of 2002, including share repurchase and stock option activity, and shares outstanding at June 30, 2002.

Outstanding shares January 1, 2002	5,066,290
New shares issued through stock options	55,732
Shares repurchased	(102,400)

Outstanding shares June 30, 2002	5,019,622

During the first quarter 2002, the Company announced the decision to change its practice of declaring semiannual cash dividends, and instead implemented a practice of paying cash dividends on a quarterly basis. The Company’s board of directors will review its dividend considerations so that cash dividends, when and if declared by the Company, would typically be paid in mid-March, June, September, and December each year. The Company declared and paid dividends of $0.08 per share on both March 15, 2002 and June 14, 2002.

The Company projects that earnings retention and existing capital will be sufficient to fund anticipated asset growth while maintaining a well-capitalized designation from the FDIC.

ITEM 3.    MARKET RISK AND BALANCE SHEET MANAGEMENT

The Company’s results of operations are largely dependent upon its ability to manage market risks. Changes in interest rates can have significant effects on the Company’s financial condition and results of operations. Other types of market risk such as foreign currency exchange rate risk and commodity price risk do not arise in the normal course of the Company’s business activities. The Company does not use derivatives such as forward and futures contracts, options, or interest rate swaps to manage interest rate risk.

Interest rate risk generally arises when the maturity or repricing structure of the Company’s assets and liabilities differ significantly. Asset and liability management, which among other things, addresses such risk, is the process of developing, testing and implementing strategies that seek to maximize net interest income while maintaining sufficient liquidity. This process includes monitoring contractual maturity and prepayment expectations together with expected repricing of assets and liabilities under different interest rate scenarios. Generally the Company seeks a structure that insulates net interest income from large deviations attributable to changes in market rates by balancing the repricing characteristics of assets and liabilities.

Interest rate risk is managed through the monitoring of the Company’s balance sheet by subjecting various asset and liability categories to interest rate shocks and gradual interest rate movements over a one-year period of time. Interest rate shocks use an instantaneous adjustment in market rates of large magnitudes on a static balance sheet to determine the effect such a change in interest rates would have on the Company’s net interest income and capital for the succeeding twelve-month period. Such an extreme change in interest rates and the assumption that management would take no steps to restructure the balance sheet does limit the usefulness of this type of analysis. This type of analysis tends to provide a best case or worst-case scenario. A more reasonable approach utilizes gradual interest rate movements over a one-year period of time to determine the effect on the Company’s net interest income.

The Company utilizes the services of The Federal Home Loan Bank’s asset/liability modeling software to determine the effect of a simultaneous shift in interest rates. Interest rate shock scenarios are modeled in 1 percent increments (plus or minus) in the federal funds rate. The more realistic forecast assumes a gradual interest rate movement of plus or minus 2.40 percent change in the federal funds rate over a one-year period of time with rates moving up or down 0.60 percent each quarter. The model used is based on the concept that all rates do not move by the same amount. Although certain assets and liabilities may have similar repricing characteristics, they may not react correspondingly to changes in market interest rates. In the event of a change in interest rates, prepayment of loans and early withdrawal of time deposits would likely deviate from those previously assumed. Increases in market rates may also affect the ability of certain borrowers to make scheduled principal payments.

The model attempts to account for such limitations by imposing weights on the differences between repricing assets and repricing liabilities within each time segment. These weights are based on the ratio between the amount of rate change of each category of asset or liability, and the amount of change in the federal funds rate. Certain non-maturing liabilities such as checking accounts and money market deposit accounts are allocated among the various repricing time segments to meet local competitive conditions and management’s strategies.

The Company strives to manage the balance sheet so that net interest income is not negatively impacted more than 15 percent given a change in interest rates of plus or minus 2 percent. Current evaluations show the Bank is within its established guidelines at June 30, 2002.

The following table shows the estimated impact of the various interest rate scenarios used in the software modeling based on data provided by the Company to the Federal Home Loan Bank at June 30, 2002. The table shows estimates of changes in net interest income. For illustrative purposes the base figure of $19,014 used in the interest rate shock analysis is the annualized actual net interest income for the first six months of 2002. Due to the various assumptions used for this modeling, no assurance can be given that projections will reflect actual results.

Interest Rate Shock Analysis
Net Interest Income and Market Value Performance
(dollars in thousands)

Projected Interest Rate Change	Net Interest Income
	Estimated Value	$ Change from Base	% Change from Base
+200	20,278	1,264	6.65%
+100	19,582	568	2.99%
Base	19,014	0	0.00%
–100	18,305	(709)	(3.73)%
–200	16,907	(2,107)	(11.08)%

Gradual Interest Rate Movement Forecast
Net Interest Income and Market Value Performance
(dollars, in thousands)

Projected Interest Rate Change	Net Interest Income
	Estimated Value	$ Change from Base	% Change from Base
Rising 2.40%	19,514	500	2.63%
Base	19,014	0	0.00%
Declining 2.40%	18,704	(310)	(1.63)%

PART II.    OTHER INFORMATION

ITEM 4.    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Pacific Continental Corporation’s Annual Shareholders’ Meeting was held on April 23, 2002

(b)	Not Applicable

(c)
A brief description of each matter voted upon at the Annual Meeting and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee to serve on the Board is presented below:

(1)
Election of (3) three Directors (Michael S. Holcomb, Donald G. Montgomery, and Donald L. Krahmer) for three-year terms expiring in 2005. Election of (1) Director (Michael D. Holzgang) for a two-year term expiring in 2004.

Directors:

Michael S. Holcomb –
Votes Cast For:	4,467,825
Votes Withheld:	9,868

Donald G. Montgomery –
Votes Cast For:	4,467,662
Votes Withheld:	10,031

Donald L. Krahmer –
Votes Cast For:	4,465,403
Votes Withheld:	12,290

Michael D. Holzgang –
Votes Cast For:	4,465,403
Votes Withheld:	12,290

(d)	None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.1 Form	of Executive Severance Agreement for Daniel J. Hempy.

10.2 Form	of Executive Separation Agreement for J. Bruce Riddle

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION
(Registrant)

Dated August 2, 2002	/S/ HAL M. BROWN
Hal M. Brown President and Chief Executive Officer

Dated August 2, 2002	/S/ MICHAEL A. REYNOLDS
Michael A. Reynolds Vice President and Chief Financial Officer