Form 10-Q/A
period 2002-06-30
PACIFIC CONTINENTAL CORP
filed 2002-08-09
CIK 1084717

As Filed with the Securities & Exchange Commission on August 9, 2002

SECURITIES & EXCHANGE COMMISSION

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

SEC File Number: 0-30106

PACIFIC CONTINENTAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

OREGON	93-1269184
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $1.00 par value, outstanding as of August 1, 2002:    5,021,202

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

10.1	Form of Executive Severance Agreement for Daniel J. Hempy(1)

10.2	Form of Executive Severance agreement for J. Bruce Riddle(1)

99	Certification Pursuant to 18 U.S.C. Section 1350

(b)  Reports on Form 8-K

None

(1)  Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s Quarterly Report on 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 2, 2002.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION
    (Registrant)

/s/ HAL M. BROWN
Hal M. Brown President and Chief Executive Officer
Dated August 9, 2002

/s/ MICHAEL A. REYNOLDS
Michael A. Reynolds Vice President and Chief Financial Officer

Dated August 9, 2002

3