Form 10-Q
period 2002-09-30
PACIFIC CONTINENTAL CORP
filed 2002-10-30
CIK 1084717

As Filed with the Securities & Exchange Commission on October 30, 2002

SECURITIES & EXCHANGE COMMISSION

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2002.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $1.00 par value, outstanding as of October 30, 2002:   5,038,598

PACIFIC CONTINENTAL CORPORATION

FORM 10-Q

QUARTERLY REPORT

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Statements of Income: Nine months ended September 30, 2002, and September 30, 2001	3

	Consolidated Statements of Comprehensive Income: Nine months ended September 30, 2002 and September 30, 2001	4

	Consolidated Balance Sheets: September 30, 2002, December 31, 2001 and September 30, 2001	5

	Consolidated Statements of Cash Flows: Nine months ended September 30, 2002 and September 30, 2001	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Market Risk and Balance Sheet Management	14

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	none

Item 2.	Changes in Securities	none

Item 3.	Defaults Upon Senior Securities	none

Item 4.	Submission of Matters to a Vote of Security Holders	none

Item 5.	Other Information	none

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES		18

PART I

Item 1.    Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
Amounts in $1,000’s
(Unaudited)

	Quarter ended September 30,		Year-to-date September 30,
	2002	2001	2002	2001
Interest income
Loans	$6,003	$5,748	$16,978	$17,375
Securities	141	488	640	1,729
Dividends on Federal Home Loan Bank stock	38	41	112	119
Federal funds sold	13	8	54	27

	6,195	6,285	17,784	19,250

Interest expense
Deposits	799	1,213	2,332	4,476
Federal Home Loan Bank borrowings	372	388	962	838
Federal funds purchased	23	37	60	221

	1,194	1,638	3,354	5,535

Net interest income	5,001	4,647	14,430	13,715
Provision for loan losses	2,050	285	5,060	755

Net interest income after provision	2,951	4,362	9,370	12,960

Noninterest income
Service charges on deposit accounts	325	289	929	859
Other fee income, principally bankcard	753	504	2,000	1,512
Loan servicing fees	76	131	273	356
Mortgage banking income and gains on loan sales	194	97	426	477
Gain (loss) on sale of securities	—	(22)	149	5
Other noninterest income	96	114	254	240

	1,444	1,113	4,031	3,449

Noninterest expense
Salaries and employee benefits	2,143	1,679	5,569	5,017
Premises and equipment	343	322	1,025	948
Bankcard processing	528	436	1,442	1,226
Business development	169	148	582	553
Other noninterest expense	499	488	1,778	1,592

	3,682	3,073	10,396	9,336

Income before income taxes	713	2,402	3,005	7,073
Provision for income taxes	302	929	1,157	2,722

Net income	$411	$1,473	$1,848	$4,351

Earnings per share
Basic	$0.08	$0.29	$0.37	$0.86

Diluted	$0.08	$0.28	$0.36	$0.85

Weighted average shares outstanding
Basic	5,021	5,017	5,034	5,025
Common stock equivalents attributable to stock options	53	34	49	96

Diluted	5,074	5,051	5,083	5,121

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in $1,000’s
(Unaudited)

	Quarter ended September 30,		Year-to-date September 30,
	2002	2001	2002	2001
Net income	$411	$1,473	$1,848	$4,351

Unrealized gains (losses) on Investment Securities
Unrealized gains (losses) arising during the period	(85)	289	(157)	959
Reclassification for (gains) losses included in statement of income	0	22	(149)	(5)

	(85)	311	(306)	954
Income tax (expense) benefit	33	(120)	118	(367)

Net unrealized gains (losses) on securities available for sale	(52)	191	(188)	587

Comprehensive Income	$359	$1,664	$1,660	$4,938

CONSOLIDATED BALANCE SHEETS
Amounts in $1,000’s
(Unaudited)

	September 30, 2002	December 31, 2001	September 30, 2001
ASSETS
Cash and due from banks	$17,917	$15,269	$14,216
Federal funds sold	12,061	16,521	527

Total cash and cash equivalents	29,978	31,790	14,743
Securities available-for-sale	10,658	20,127	28,038
Loans held for sale	3,635	1,924	2,091
Loans, less allowance for loan losses	299,248	237,760	237,519
Interest receivable	1,488	1,408	1,476
Federal home loan bank stock	2,573	2,461	2,418
Property, net of accumulated depreciation	13,084	13,306	13,357
Deferred income taxes	425	308	—
Other assets	1,268	464	333

Total assets	362,357	309,548	299,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	101,226	80,560	71,511
Savings and interest-bearing checking	133,856	126,243	125,666
Time $100,000 and over	33,976	19,608	14,613
Other time	27,502	21,918	23,650

	296,560	248,329	235,441

Federal funds purchased	—	—	3,400
Federal Home Loan Bank term advances	29,000	24,000	24,000
Accrued interest and other liabilities	1,487	1,615	1,851

Total liabilities	327,047	273,944	264,693

Stockholders’ equity
Common stock	5,022	5,066	4,608
Surplus	20,735	20,706	14,648
Retained earnings	9,451	9,542	15,447
Accumulated other comprehensive income	102	290	578

Total stockholders’ equity	35,310	35,604	35,282

	$362,357	$309,548	$299,975

CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in $1,000’s
(Unaudited)

	For nine months ended September 30,
	2002	2001
Cash flows from operating activity:
Net income	$1,848	$4,351
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	636	599
Amortization	(40)	92
Provision for loan losses	5,060	755
Deferred income taxes	117	670
(Gain) on sales of loans	—	(109)
(Gain) on sales of securities	(149)	(5)
Stock dividends from federal home loan bank	(112)	(120)
Change in loans held for sale	(1,711)	(1,168)
Change in interest receivable and other assets	(1,001)	720
Change in payables and other liabilities	(128)	600
Other adjustments	(107)	(101)

Net cash provided by operating activities	4,413	6,283

Cash flows from investing activities
Proceeds from sales and maturities of securities	12,289	18,598
Purchase of securities	(2,819)	(8,608)
Loans made net of principal collections	(66,558)	(16,643)
Purchase of property	(414)	(959)

Net cash used in investing activities	(57,502)	(7,613)

Cash flows from financing activities
Net increase (decrease) in deposits	48,231	(14,662)
Increase in fed funds purchased	—	2,500
Increase in other borrowings	5,000	12,500
Repurchase of shares	(1,251)	—
Proceeds from stock options exercised	504	664
Dividends paid	(1,207)	(691)

Net cash provided by financing activities	51,277	312

Net increase (decrease) in cash and cash equivalents	(1,812)	(1,018)
Cash and cash equivalents, beginning of period	31,790	15,760

Cash and cash equivalents, end of period	$29,978	$14,743

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

The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2001 consolidated financial statements, including the notes thereto, included in the Company’s 2001 Annual Report to Shareholders

2.    Loans

Major classifications of loans at September 30, 2002, December 31, 2001, and September 30, 2001 are as follows:

	September 30, 2002	December 31, 2001	September 30, 2001
Commercial loans	$86,794	$63,058	$57,226
Real estate loans	209,896	169,776	174,584
Consumer loans	9,612	9,454	9,654

	306,302	242,288	241,464
Deferred loan origination fees	(1,359)	(1,110)	(1,147)

	304,943	241,178	240,317
Allowance for loan losses	(5,695)	(3,418)	(2,798)

	$299,248	$237,760	$237,519

	2002	2001
Allowance for loan losses
Balance, January 1	$3,418	$2,149
Provision charged to income	5,060	755
Loans (charged) against allowance	(2,783)	(105)

Balance, September 30	$5,695	$2,798

At September 30, 2002, the recorded investment in certain loans (net of government guarantees) totaling $6,041, including all nonaccrual loans, was considered impaired. A specific related valuation allowance of $2,059 is provided for these loans and is included in the September 30, 2002 allowance above. The average recorded investment in impaired loans for the nine months ended September 30, 2002 was approximately $6,000. Interest income of approximately $70 was recognized on impaired loans for the period January 1, 2002 through September 30, 2002. At September 30, 2001, the Company classified $5,690 of nonperforming loans (net of government guarantees) as impaired. A specific related valuation allowance of $570 was assigned to impaired loans and was included in the September 30, 2001 allowance for loan losses.

A substantial portion of the loan portfolio is collateralized by real estate, and is, therefore, susceptible to changes in local market conditions. At September 30, 2002, a total of $27,101 or 9% of the Bank’s loan portfolio was concentrated in loans to the hotel and motel industry, with no other single industry group exceeding 5% of the portfolio. That compares to a concentration in the hotel and motel industry of 11% and 12% at December 31, 2001 and September 30, 2001, respectively. It is management’s opinion that the allowance for loan losses is adequate to absorb known and inherent risks in the loan portfolio. However, actual results may differ from estimates.

3.    Other real estate owned

At September 30, 2002, the Bank had $864 in other real estate owned, which consists of two motel properties in the state of Oregon. During the first quarter 2002, the Bank foreclosed and assumed ownership of the properties. This resulted in a loan loss of $2,364 during the first quarter. The bank has engaged a professional hotel/motel management firm to operate the properties and a commercial real estate broker to manage the sale process. Both properties are presently being marketed. Improvements made to the properties during the Bank’s ownership will be added to the balance of other real estate owned. During the first nine months 2002, the two properties had operating losses of $26, which was recorded as other real estate expense. The two properties had a pre-tax operating profit of $81 in the third quarter 2002 compared to operating losses of $90 and $17 for the first quarter and second quarter 2002, respectively.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Pacific Continental Corporation and its wholly owned subsidiary Pacific Continental Bank operating results and financial condition for the third quarter of 2002 and the nine months ended September 30, 2002. When warranted, comparisons are made to the same period in 2001 and to the previous year ended December 31, 2001. The discussion should be read in conjunction with the financial statements (unaudited) contained elsewhere in this report. The reader is assumed to have access to the Company’s Form 10-K and portions of the Annual Report to Shareholders incorporated into the 10-K for the previous year ended December 31, 2001, which contains additional statistics and discussions. All numbers, except per share data, are expressed in thousands of dollars.

In addition to historical information, this report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). This statement is included for the express purpose of availing Pacific Continental Corporation of the protections of the safe harbor provisions of the PSLRA. The forward-looking statements contained in this report are subject to factors, risks, and uncertainties that may cause actual results to differ materially from those projected. Important factors that might cause such material differences include, but are not limited to, those discussed in this section of the report. In addition, the following items are among the factors that could cause actual results to differ materially from the forward-looking statements in this report: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; recent world events and their impact on interest rates, businesses and customers, the regulatory environment; new legislation; vendor quality and efficiency; employee retention factors; rapidly changing technology and evolving banking industry standards; competitive standards; competitive factors, including increased competition with community, regional, and national financial institutions; fluctuating interest rate environments; and similar matters. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the statement. Pacific Continental Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review any risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission.

Overview

For the first nine months of 2002 the Company earned $1,848, a 58% decline from nine-month 2001 earnings of $4,351. Net income for the current year was negatively impacted by an increased provision for loan losses of $3,200 related to two borrowers in the hotel and motel industry and executive severance expense of $443. Per share earnings on a diluted basis for the first nine months of 2002 and 2001 were $0.36 and $0.85, respectively. Comparing the first nine months of 2002 to the same period in 2001, return on average assets was 0.75% and 1.96%, while return on average equity declined from 17.56% to 6.87%.

Net income in the third quarter 2002 was $411, a decrease of 72% from third quarter 2001 income of $1,473. Current quarter earnings were negatively impacted by an increased loan loss provision of $1,200 related to a single motel loan and $443 in executive severance expense.

During the first nine months of 2002, the Company has experienced strong loan and deposit growth. Outstanding loans, including loans held for sale, at September 30, 2002 were $308,578, up over $65,000 from December 31, 2001. That equates to loan growth of 27% for the first nine months of the current year and an annualized growth rate of 36%. Total deposits at September 30, 2002 were $296,560, up more than $48,000 or 19% from December 31, 2001. That equates to an annualized growth rate of 26%. Demand deposit growth was particularly strong. Demand deposits at September 30, 2002 were in excess of $100,000 and were up $21,000 million from December 31, 2002 and up nearly $30,000 over September 30, 2002.

As a result of loan growth and development of new client relationships, operating revenue, which consists of net interest income plus noninterest income, was $18,461 through the first nine months of the current year, an 8% increase over last year. For the third quarter 2002, operating revenue was $6,445, up 12% over last year. Operating revenue growth was attributable to increased net interest income due to loan growth and strong noninterest revenue growth of 17% for the first nine months of the current year.

Subsequent Event:    On October 10, 2002, the Company announced it will open a full-service office in the KOIN Center located in downtown Portland, Oregon as part of its strategic expansion in the metropolitan Portland area. This will be the third banking office in the metropolitan Portland area. The Bank expects to open the newly remodeled office during the fourth quarter 2002. With this new office opening, the Bank will operate eleven banking offices in Lane, Washington, Multnomah, and Linn counties in the state of Oregon.

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

Net interest income prior to the provision for loan loss, in the third quarter of 2002 increased $354, or 8%, over same period in 2001. This increase resulted from growth of earning assets, which was partially offset by a decline in the net interest margin as a percentage of earning assets. Average earning assets for the third quarter were $316,780, up 17% over the same quarter last year due to the strong loan growth experienced throughout 2002. The net interest margin for the third quarter 2002 was 6.27% compared to 6.80% for third quarter 2001. Earning asset yields, in particular loan yields, have fallen faster than the cost of funds. The yield on earning assets in the current quarter was 7.76%, down 1.43% from the 9.19% recorded during third quarter 2001. The decline in earning asset yields resulted from the large volume of new loans booked during 2002 at lower market interest rates, the deactivation of interest rate floors, which were in place last year, and the higher level of nonperforming assets throughout 2002. While earning asset yields declined 1.43% from third quarter last year, the cost of funds dropped 0.67%, from 2.17% in third quarter 2001 to 1.50% in third quarter 2002. During 2002, the cost of funds has stabilized as market interest rates have remained relatively constant since December 2001.

Net interest income for the first nine months showed results similar to the quarter-to-quarter comparison. For the first nine months of 2002, net interest income, prior to the provision for loan loss, totaled $14,430, an increase of 5% over $13,715 for the same period in 2001. Year-to-date average earning assets increased 10% as compared to the same period in 2001, while net interest income as a percent of earning assets dropped from 6.81% in 2001 to 6.50% in 2002. The decrease in the margin resulted from yields on earning assets falling faster than rates paid on interest-bearing liabilities. The yield on earning assets for the first nine months of the current year was 8.02%, down 1.55% from the same period last year. The cost of funds for the same period was 1.54%, down 1.28% from one year ago. The net interest margin as a percentage of earning assets has shown a steady decline throughout 2002 as evidenced by quarterly results. Net interest margin in the third quarter 2002 was 6.27%, compared to 6.65% and 6.63% in first and second quarters, respectively. Compression of the margin is expected to continue in the fourth quarter in the current interest rate environment, as earning asset yields will continue to fall as new loans are booked at lower rates, while the cost of funds is expected to remain stable. Should the Federal Reserve Bank move to reduce market interest rates prior to year end, the margin compression may become more pronounced. The Bank’s variable rate loan portfolio is subject to repricing with any change in the prime-lending rate, while interest rates on interest checking, money market, and savings accounts have reached a practical floor. Most of the Bank’s variable rate loans have interest rate floors, which could mitigate some of the decline in loan yields to the extent variable rate loans are at or near their floors. However, a decline in the prime-lending rate is expected to result in a more rapid decline in earning asset yields than the cost of funds. A move by the Federal Reserve to increase market interest rates should benefit the net interest margin as yields on earning assets, specifically variable rate loans, would move up faster than the cost of funds.

Although the Bank’s net interest margin has been under pressure in the current interest rate environment, it continued to benefit from funding with noninterest sources. During the first nine months of 2002, demand deposits grew by $20,666 or 26% and were up $29,715 or 42% over September 30, 2002. Demand deposits accounted for 34% of total deposits and 28% of total assets at September 30, 2002, ratios that were well above June 30, 2002 FDIC peer bank data and accounts for the Bank’s lower cost of funds relative to peers. In addition, at September 30, 2002, the bank reported loan to asset ratio of 85% compared to June 30, 2002 FDIC peer bank ratio of 66%. The combination of noninterest bearing funding sources and better asset utilization ratios provides the Bank with a much higher net interest margin than those reported by peer banks.

Provision for Loan Losses

Below is a summary of the Company’s allowance for loan losses for the first nine months of 2001.

2002
Balance, December 31, 2001	$3,418
Provision charged to income	5,060
Loans charged off	(2,860)
Recoveries credited to allowance	77

Balance, September 30, 2002	$5,695

The third quarter 2002 provision for loan losses was $2,050 compared to $285 for the same quarter last year. The current quarter provision for loan losses included $1,200 for an impaired hotel loan. Year-to-date September 30, 2002 loan loss provision was $5,060 compared to $755 for the same period in 2001. The current year provision for loan losses included $3,200 related to two borrowers in the motel and hotel industry. The $3,200 provision for the year includes the additional $1,200 provision recorded during the third quarter 2002. The allowance for loan losses at September 30, 2002 as a percentage of outstanding loans was 1.85% compared to 1.41% and 1.15% at December 31, 2001 and September 30, 2001, respectively. The allowance at September 30, 2002 includes $2,059 in specific allowance for impaired loans. At September 30, 2002, the Company had $6,041 of impaired loans, net of government guarantees, which includes one hotel real estate loan of $4,949. Excluding the specific valuation allowance assigned to impaired loans, the allowance assigned to the remainder of the loan portfolio was $3,636 or 1.21% of outstanding loans. At December 31, 2001, the Company had $5,601 of impaired loans with a specific allowance assigned of $1,050. At September 30, 2001, the Company had $5,690 of nonperforming loans (net of government guarantees) with a specific valuation allowance of $570 assigned.

Loans in the hotel/motel industry totaled $27,101 or 9% of outstanding loans at September 30, 2002. The following schedule provides more detailed information on the motel/hotel loans in the portfolio at September 30, 2002.

	# of Loans	Outstanding Balance
Nonaccrual	1	$4,949
Restructured and performing	1	1,896
Performing	20	20,256

		$27,101

Management has carefully evaluated this concentration and believes it has recognized and reserved for all presently known and estimated losses. Nonaccrual loans and foreclosed property in the hotel and motel industry totaled $5,813 or 83% of total nonperforming assets at quarter end. The ultimate collectability of loans and sale of properties is affected by the health of the regional hotel/motel industry, which has suffered both a national and regional decline over the past year. In view of the uncertainties in the hotel/motel industry, the Company is carefully monitoring loans made by the Bank and related properties taken in foreclosure in this industry. Accordingly, it is possible that additional loans may go on nonaccrual status or not perform according to contract terms. Further losses, increased provisions for loan losses, and higher noninterest expense may be experienced related to loans in the motel/hotel industry. Given the impact of the weak economy and its impact on the motel/hotel industry, it is the Bank’s present intention to limit and decrease its concentration in this industry as the loan portfolio grows.

During the second quarter 2002, the Company negotiated new terms with the borrower on the $4,949 impaired/nonaccrual hotel real estate loan. The new loan terms called for a six-month forbearance in payments commencing April 1, 2002 through September 30, 2002, and a temporary reduction in the interest rate on the loan. At June 30, 2002, the Company had assigned a specific valuation allowance of $500 to this particular loan. During September 2002, the Company was advised by the borrower that the required resumption of payments under the new terms of the loan would not occur as agreed. The Company immediately ordered an independent appraisal on the motel property. The appraisal took into consideration additional capital improvements made by the borrower, current room rates, recent occupancy levels, its location and size, and the general market for west coast distressed hospitality properties. The appraisal showed a significant decline in the value of the property from the prior appraisal completed in June 2001. The prior appraisal assumed occupancy rates and resulting cash flows at much higher levels than those currently being realized. Based on the independent appraisal, the Company increased the specific valuation allowance assigned to this loan by $1,200 during the third quarter in addition to the $500 assigned at June 30, 2002. The total specific valuation allowance assigned to this loan now totals $1,700 at September 30, 2002. Management currently believes the $1,700 specific valuation allowance assigned to this loan is sufficient to recover the remaining book value of the loan should foreclosure action become necessary. Management may consider a partial charge off of this loan during the fourth quarter 2002, depending on the outcome of discussions with the borrower and possible foreclosure action by the Bank. This action if taken will not affect fourth quarter 2002 net income.

During the first nine months of 2002, the Company had net loan charge offs of $2,783, consisting of $2,381 charged off during first quarter, $273 during second quarter, and $129 during the third quarter. That compares to net charge offs of $105 for the first nine months of 2001. During the first quarter 2002, the Company foreclosed and assumed ownership of two motel properties, which secured loans to a single borrower. A loss of $2,364 or 85% of total losses for the current year was recorded during the first quarter. The two properties were transferred to other real estate owned in the first quarter 2002 and account for the entire balance of $864 of foreclosed properties.

Both motel properties are open and being operated by a professional hotel/motel management firm. The Company has engaged a commercial real estate broker as its sales representative, and both properties are being marketed to prospective buyers.

Below is a summary of nonperforming assets at September 30, 2002 compared to prior periods. Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned.

	Sept. 30, 2002	Dec. 31, 2001	Sept. 30, 2001
Impaired loans on nonaccrual	$7,605	$6,049	$6,292
90 days past due and accruing interest	$372	$953	$50
Other real estate owned	$864	$0	$0

Total nonperforming assets	$8,841	$7,002	$6,342
Nonperforming loans guaranteed by government	$(1,811)	$(1,020)	$(602)

Total nonperforming assets, net of guarantees	$7,030	$5,982	$5,740

Noninterest Income

Year-to-date September 30, 2002 noninterest income of $4,031 was up $582 or 17% from 2001 noninterest income for the same time period. The majority of growth in noninterest income was attributable to three categories. Service charges on deposit accounts were up $70 or 8%. Other fee income, including merchant bankcard fees $2,000 grew by $488 or 32% due to increased merchant bankcard clients and transactions, particularly during the second and third quarters of the current year. Merchant bankcard fees account for $1,752 of the other fee income category. Finally, gains on the sales of securities were $149 for the current year resulting from the sale of approximately $5,700 of securities during the first quarter 2002, compared to $5 for the same period last year. Growth in noninterest income in these categories was offset by declines in loan servicing income and mortgage banking income and gain on sales of loans. Loan servicing income decreased by $83 or 23% due to a decline in the servicing portfolio and contractual repricing of servicing on certain loans. Mortgage banking income and gain on sales of loans dropped $51 or 11%. Gains on sales of loans were down $109 from last year. During the first nine months of 2001, the Company sold approximately $2,900 of loans guaranteed by the government, which resulted in gains of $109. No loans were sold during the first nine months of 2002. The $109 decline in gains on sales of loans was partially offset by a $58 or 16% increase in residential mortgage banking revenues. As long-term mortgage rates hit forty year lows in the past six months, the level of new home sales and refinancing of existing mortgages significantly increased, leading to record levels of originations for the Company during the second and third quarters of the current year. Due to expansion of the Company’s residential lending staff and low interest rates, this pace of originations is expected to continue throughout the fourth quarter 2002.

Noninterest Expense

Year-to-date September 30, 2002 noninterest expense increased $1,060 or 11% from the same period in 2000. Excluding the one-time executive severance expense of $443 recorded during the current quarter, noninterest expenses were up $617 or 7%. Merchant bankcard processing expense accounted for $216 of the remaining increase and was related directly to the revenue and transaction volume increase discussed in the noninterest revenue section above. Excluding the merchant processing fees and the one-time executive severance, total noninterest expense increased 5% over last year. Total personnel expense during the first nine months increased $552, primarily due to executive severance recorded during the current quarter. Excluding the executive severance, total personnel expense was up $109 or 2%. An increase of $419 in regular salaries and commissions paid on residential mortgage originations was offset by a $310 decline in company-wide incentive based compensation. Other noninterest expense categories that showed material changes include premises and equipment and the other expense category. Premises and equipment expenses for the current year rose by $77 or 6% reflecting the Company’s recent investment in new technology. The other noninterest expense category was up $186 or 12%. Three components accounted for most of the increase in the other noninterest expense category. Legal fees were up $90 due to increased legal costs related to problem loans and foreclosed properties. Other real estate expense was up $26 for the first nine months 2002, reflecting operating losses on two motel properties. There was no other real estate expense recorded during the first nine months 2001. Finally, other data processing expense was up $24 primarily due to on line banking costs related directly to an increase in the client base and transaction volumes. During the month of August 2002, online banking revenues exceeded monthly outside vendor expenses. While this does not represent a fully allocated profitability profile, it demonstrates the extent to which the Bank drives operational and vendor efficiencies to improve productivity and provide new sources of noninterest revenue.

Liquidity

Liquidity is the term used to define the Company’s ability to meet its financial commitments. The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds. The Company derives liquidity primarily through core deposit growth, the maturity of investment securities, and loan payments. Core deposits include demand, interest checking, money market, savings and local time deposits. Additional liquidity is provided through sales of loans, sales of securities, access to national CD markets, public deposits and both secured and unsecured borrowings. As a percentage of total deposits, core deposits were approximately $271,000 at September 30, 2002, or 91% of total deposits. That compares to core deposits of approximately $227,000 at September 30, 2001, or 97% of total deposits. Core deposit growth of $44 million during the past year funded 70% of total asset growth, which was approximately $63,000 during the same time period. The remaining $19,000 of asset growth over the past twelve months was funded by a combination of securities sales and use of alternative funding sources, specifically Federal Home Loan Bank advances, public deposits, and national time deposits. At September 30, 2002, the Bank had secured and unsecured overnight and term borrowing capacity of approximately $78,500 of which $29,000 was used. In addition, $2,000 was available from the State of Oregon certificate of deposit program, and the Company’s loan portfolio contained $18,224 of marketable government guaranteed loans.

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

Banking regulations require the Company to maintain minimum levels of capital. The Company manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating). At September 30, 2002, the Company’s total capital to risk weighted assets was 11.59%, compared to 13.57% at September 30, 2001.

During the fourth quarter 2001, the Company announced a share repurchase plan, which allows the Company to repurchase 200,000 shares or approximately 4% of outstanding shares through December 31, 2002. Through September 30, 2002, the Company repurchased a total of 114,501 shares, 12,101 during the fourth quarter 2001 and 102,400 through the first nine months of 2002. The Company did not repurchase any shares during the third quarter 2002 and anticipates no further share repurchase through the end of the current year.

Below is a summary of share activity during the first nine months of 2002 and shares outstanding at September 30, 2002.

Outstanding shares January 1, 2002	5,066,290
New shares issued through stock options	57,363
Shares repurchased	(102,400)

Outstanding shares September 30, 2002	5,021,253

During the first quarter 2002, the Company announced the decision to change its practice of declaring semiannual cash dividends, and instead implemented a practice of paying cash dividends on a quarterly basis. The Company’s board of directors will review its dividend consideration so that cash dividends, when and if declared by the Company, would typically be paid in mid-March, June, September, and December each year. Through September 30, 2002, the Company has declared and paid cash dividends totaling $0.24 per share or $0.08 per share per quarter.

The Company expects that earnings retention and existing capital will be sufficient to fund anticipated asset growth, while maintaining a well-capitalized designation from the FDIC.

Item 3.     Market Risk and Balance Sheet Management

The Company’s results of operations are largely dependent upon its ability to manage market risks. Changes in interest rates can have significant effects on the Company’s financial condition and results of operations. Other types of market risk such as foreign currency exchange rate risk and commodity price risk do not arise in the normal course of the Company’s business activities. Although permitted within established policies, the Company currently does not use derivatives such as forward and futures contracts, options, or interest rate swaps to manage interest rate risk.

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

The Company strives to manage the balance sheet so that net interest income is not negatively impacted more than 15 percent given a change in interest rates of plus or minus 2 percent. Current evaluations show the Bank is within its established guidelines and interest rate risk profile at September 30, 2002.

The following table shows the estimated impact of the various interest rate scenarios used in the software modeling based on data provided by the Company to the Federal Home Loan Bank at September 30, 2002. The table shows estimates of changes in net interest income. For illustrative purposes the base figure of $19,293 used in the interest rate shock analysis is the annualized actual net interest income for the first nine months of 2002. Due to the various assumptions used for this modeling, no assurance can be given that projections will reflect actual results.

INTEREST RATE SHOCK ANALYSIS
NET INTEREST INCOME AND MARKET VALUE PERFORMANCE
(dollars in thousands)

	Net Interest Income
Projected Interest Rate Change	Estimated Value	$ Change from Base	% Change from Base
+200	20,902	1,609	8.34%
+100	19,876	583	3.02%
Base	19,293	0	0.00%
-100	18,425	(868)	(4.50)%
-200	17,069	(2,224)	(11.53)%

GRADUAL INTEREST RATE MOVEMENT FORECAST
NET INTEREST INCOME AND MARKET VALUE PERFORMANCE
(dollars, in thousands)

	Net Interest Income
Projected Interest Rate Change	Estimated Value	$ Change from Base	% Change from Base
Rising 2.40%	19,933	640	3.32%
Base	19,293	0	0.00%
Declining 2.40%	18,805	(488)	(2.53)%

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

99	Certifications Pursuant to 18 U.S.C. Section 1350

(b)  Reports on Form 8-K

A Report on Form 8-K was filed by Pacific Continental Corporation on July 15, 2002, that announced the appointment of Hal M. Brown as the Company’s President and Chief Executive Officer. The Company also announced the departure of J. Bruce Riddle, the Company’s President and Chief Executive Officer.

A Report on Form 8-K was filed by Pacific Continental Corporation on September 30, 2002, that announced that 3rd quarter 2002 earnings would be impacted as a result of an increase in its loan loss provision. The additional provision was related to one nonperforming hospitality loan to a single borrower.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION (Registrant)

/s/ HAL BROWN
Hal Brown President and Chief Executive Officer

Dated: October 30, 2002

/s/ MICHAEL A. REYNOLDS
Michael A. Reynolds Senior Vice President and Chief Financial Officer

Dated: October 30, 2002

CERTIFICATION

I, Hal Brown, the President and Chief Executive Officer of Pacific Continental Corporation, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Pacific Continental Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ HAL BROWN
Hal Brown President and Chief Executive Officer

Date: October 30, 2002

CERTIFICATION

I, Michael A. Reynolds, the Vice President and Chief Financial Officer of Pacific Continental Corporation, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Pacific Continental Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers’ and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL A. REYNOLDS
Michael A. Reynolds Senior Vice President and Chief Financial Officer

Date: October 30, 2002