Form 10-K
period 2002-12-31
PACIFIC CONTINENTAL CORP
filed 2003-03-18
CIK 1084717

SECURITIES & EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

$1.00 Par Value Common Stock

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 28, 2002 (the last business day of the most recent second quarter) was $53,985,480 (based on the closing price as quoted on the NASDAQ National Market on that date.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 7, 2003, was 5,053,751 shares of $1.00 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from the registrant’s definitive proxy statement for the 2003 annual meeting of shareholders.

PACIFIC CONTINENTAL CORPORATION

FORM 10-K

ANNUAL REPORT

		Page

PART 1

Item 1:	Business	3

Item 2:	Properties	14

Item 3:	Legal Proceedings	14

Item 4:	Submission of Matters to a Vote of Security Holders	14

PART II

Item 5:	Market for Company’s Common Equity and Related Stockholder Matters	15

Item 6:	Selected Financial Data	16

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 7a:	Quantitative and Qualitative Disclosures About Market Risk	25

Item 8:	Financial Statements and Supplementary Data	27

Item 9:	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	48

PART III	(Items 10 through 13 are incorporated by reference from Pacific Continental Corporation’s definitive proxy statement for the annual meeting of shareholders scheduled for April 22, 2003)

Item 10:	Directors and Executive Officers of the Company	48

Item 11:	Executive Compensation	48

Item 12:	Security Ownership of Certain Beneficial Owners and Management	48

Item 13:	Certain Relationships and Related Transactions	48

Item 14:	Controls and Procedures	48

Item 15:	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	49

SIGNATURES		50

CERTIFICATIONS		51

PART I

ITEM 1     Business

General

Pacific Continental Corporation (the “Company” or the “Registrant”) is an Oregon corporation and one-bank holding company located in Eugene, Oregon. The Company was organized on June 7, 1999, pursuant to a holding company reorganization of Pacific Continental Bank, its wholly owned subsidiary.

The Company’s principal business activities are conducted through its full-service commercial bank subsidiary, Pacific Continental Bank (the “Bank”), an Oregon state-chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2002, the Bank had facilities in six Oregon cities and towns and operated nine full-service offices, one limited-service office, and one consumer finance lending office. On January 6, 2003, the Bank opened its tenth full-service office in downtown Portland, Oregon at the KOIN Center building. The Company continues to look for profitable ways to expand its business, including branching, new lending offices, and acquisition opportunities.

Results

For the year ended December 31, 2002, the operations of the Company on a combined basis earned net income of $3.5 million or $0.68 per diluted share. The consolidated equity of the Company at December 31, 2002 was $36.7 million with 5.0 million shares outstanding and a book value of $7.28 per share. Loans, including loans held for sale, net of allowance for loan losses, were $326.4 million at December 31, 2002, represented 86% of total assets. Deposits totaled $309.9 million at year-end 2002. For more information regarding the Company’s results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Financial Statements and Supplementary Data” in sections 7 and 8 of this Form 10-K.

THE BANK

General

The Bank commenced operations on August 15, 1972. At December 31, 2002, the Bank operated ten banking offices and one consumer finance lending office serving Western Oregon and Southwest Washington State. The Bank specializes in meeting the deposit and lending needs of community-based businesses, professional service groups and not-for-profit organizations. More information on the Bank and its banking services can be found on its website www.therightbank.com. The Bank operates under the banking laws of the State of Oregon and the rules and regulations of the FDIC.

Primary Market Area

The Bank’s markets consist of Lane, Linn, Multnomah, Washington, and Clackamas Counties in the State of Oregon and Southwest Washington State. The Bank has seven full-service offices and one consumer finance lending office in Lane County, two full-service offices in Washington County, and one limited-service office in Linn County. A full-service office was opened in Portland, Oregon in Multnomah County on January 6, 2003. Within Lane County, the Bank has its administrative office and five branch offices and one consumer finance lending office in Eugene, one branch office in Springfield, and one branch office in Junction City. Within Washington County, the Bank has a branch office in Beaverton and one branch office in Tualatin. Within Linn County, the Bank has one limited-service branch office in Halsey.

Competition

The Bank competes with a number of commercial banks, savings banks, and credit unions. Commercial banking within the State of Oregon is highly competitive for both deposits and loans. The Bank differentiates itself by providing superior levels of service for its selected client base. The Bank focuses on community-based businesses, professional service groups, and not-for-profit organizations in addition to local construction lending.

Services Provided

Lending Activities

The Bank emphasizes two areas of lending within its primary market area: loans to community-based businesses, professional service groups, not-for-profit organizations and loans to builders for the construction of commercial facilities and single-family residences.

Commercial loans, secured and unsecured, are made primarily to professionals, community-based businesses, and not-for-profit organizations operating in Lane, Multnomah, Clackamas, and Washington Counties and surrounding areas. These loans are available for general operating purposes, acquisition of fixed assets, purchases of equipment and machinery, financing of inventory and accounts receivable, and other business purposes. The Bank also originates Small Business Administration (“SBA”) loans and loans guaranteed by the Farm Service Agency. The Bank has a preferred lender status with the SBA.

Within its primary markets, the Bank also concentrates on construction loan financing for commercial facilities and for pre-sold, custom, and speculative home construction. The major thrust of residential construction lending is for the construction of single-family residences. The Bank also finances requests for duplexes and other multi-family residences.

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

The Board of Directors has approved specific lending policies and procedures for the Bank and is responsible for implementation of the policies. The lending policies and procedures include guidelines for loan term, loan-to-value rates, collateral appraisals, and interest rates. The loan policies also vest varying levels of loan authority in management, the Bank’s Asset and Liability Committee, and the Board of Directors. Management of the Bank monitors lending activities through management meetings, weekly loan committee meetings, monthly reporting, and periodic review of loans.

During 2002, the Bank opened a consumer finance lending operation as a division of the Bank. Presently, this operation consists of one lending office in Eugene, Oregon, which opened on January 28, 2002. At December 31, 2002, this division had approximately $1.9 million in outstanding loans. This division of the Bank makes primarily secured loans to individuals for various purposes including automobiles, mobile homes, boats, and home improvements or home equity loans. A small percentage of loans made by this division are unsecured. The majority of loans made by the consumer finance division are classified as sub-prime lending and have yields appropriate to the credit risk assumed.

Deposit Services

The Bank offers a full range of deposit services that are typically available in most banks and savings banks, including checking accounts, savings, money market accounts, and time deposits. The transaction accounts and time deposits are tailored to the Bank’s primary market area at rates competitive with those offered in the area. Additional funds are generated through national networks for institutional deposits. All deposit accounts are insured by the FDIC to the maximum amount permitted by law.

The Bank has invested in image technology for the processing of checks. The Bank is the only financial institution in Lane, Multnomah, Clackamas, Washington, and Linn Counties offering this service. In addition, the Bank allows 24-hour customer access to deposit and loan information via telephone and on-line cash management products.

Other Services

The Bank provides other traditional commercial and consumer banking services, including safe deposit services, debit and ATM cards, ACH transactions, savings bonds, cashier’s checks, travelers checks, notary services and others. The Bank is a member of the Star, Explore, and Plus ATM networks and utilizes an outside processor for the processing of these automated transactions.

Employees

At December 31, 2002, the Bank employed 156 full-time equivalent employees. None of these employees are represented by labor unions. A number of benefit programs are available to eligible employees, including group medical plans, paid sick leave, paid vacation, group life insurance, 401(k) plans, and stock option plans.

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

Significant Changes In Banking Laws And Regulations

Sarbanes-Oxley Act of 2002.    On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) to address corporate and accounting fraud. The Act establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

The Act also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, the Act; (i) subjects bonuses to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”;

(iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

As a publicly reporting company, we are subject to the requirements of the Act, and are in the process of complying with and establishing procedures for compliance with the Act and related rules and regulations issued by the SEC and NASDAQ. At the present time, and subject to the final rules and regulations, the SEC and NASDAQ may adopt, we anticipate that we will incur additional expense as a result of the Act, but we do not expect that such compliance will have a material impact on our business.

USA Patriot Act of 2001.    On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA Patriot Act”) of 2001. Among other things, the USA Patriot Act (1) prohibits banks from providing correspondent accounts directly to foreign shell banks; (2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (3) requires financial institutions to establish an anti-money-laundering compliance program; and (4) eliminates civil liability for persons who file suspicious activity reports. The Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Act. The USA Patriot Act has, to some degree, affected our recordkeeping and reporting expenses, but the Act did not have a material adverse effect on our business and operations.

Gramm-Leach-Bliley Act of 1999.    The Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act, brought about significant changes to the laws affecting banks and bank holding companies. Generally, the Act (i) repealed the historical restrictions on preventing banks from affiliating with securities firms, (ii) provided a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provided an enhanced framework for protecting the privacy of consumer information, and (v) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

We do not believe that the Act negatively affected our operations in the short term. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer, and these companies may be able to aggressively compete in the markets we currently serve.

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

State Law Restrictions.    As an Oregon corporation, the Company is subject to certain limitations and restrictions under applicable Oregon corporate law. For example, state law restrictions in Oregon include limitations and restrictions relating to lending limits to individual borrowers, indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records, and minutes, and observance of certain corporate formalities.

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

The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles.

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

Under FDIC regulations, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be “undercapitalized,” depending on the category, to which they are assigned, are subject to certain mandatory supervisory corrective actions.

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

Selected Quarterly Information

The following chart contains data for the last eight quarters ending December 31, 2002. All data, except per share data, is in thousands of dollars.

YEAR	2002				2001

QUARTER	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest income	$6,442	$6,195	$5,951	$5,638	$6,029	$6,285	$6,499	$6,466
Interest expense	1,183	1,194	1,101	1,059	1,224	1,638	1,808	2,089
Net interest income	5,259	5,001	4,850	4,579	4,805	4,647	4,446	4,377
Provision for loan loss	600	2,050	525	2,485	700	285	225	245
Noninterest income	1,719	1,444	1,241	1,346	1,445	1,113	1,080	1,256
Noninterest expense	3,748	3,682	3,452	3,262	3,319	3,073	3,164	3,099
Net income	1,606	411	1,327	110	1,371	1,473	1,455	1,423

PER COMMON SHARE DATA
Net income (basic)	$0.33	$0.08	$0.26	$0.02	$0.28	$0.29	$0.29	$0.28
Cash dividends	$0.08	$0.08	$0.08	$0.08	$0.14		$0.14

Investment Portfolio

The following chart contains information regarding the Company’s investment portfolio. All of the Company’s investment securities are accounted for as available-for-sale and are reported at estimated market value. The difference between estimated fair value and amortized cost, net of deferred taxes, is a separate component of stockholders’ equity.

INVESTMENT PORTFOLIO

ESTIMATED MARKET VALUE

(dollars in thousands)

	December 31,
	2002	2001	2000
US Treasury, US Government agencies and corporations, and agency mortgage-backed securities	$1,047	$3,930	$34,683
Taxable obligations of states and political subdivisions	118	1,513	1,417
Other mortgage-backed securities & corporate notes	9,680	14,684	2,015

Total	$10,845	$20,127	$38,115

The following chart presents the amount of each investment category by maturity date and includes a weighted average yield for each period. Mortgage-backed securities have been classified based on their December 31, 2002 projected average life.

SECURITIES AVAILABLE FOR SALE

DECEMBER 31, 2002

(dollars in thousands)

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury, US Government agencies and agency mortgage- backed securities	$5,285	5.67%	$5,442	3.12%
Obligations of states and political subdivisions					$118	7.29%
Total	$5,285	5.67%	$5,442	3.12%	$118	7.29%

Loan Portfolio

The following tables contain information related to the Company’s loan portfolio, including loans held for sale, for the five-year period ending December 31, 2002.

LOAN PORTFOLIO

(dollars in thousands)

	December 31,
	2002	2001	2000	1999	1998
Loan Portfolio
Commercial Loans	$94,345	$63,058	$54,798	$56,485	$50,847
Real Estate Loans	222,727	169,776	159,481	144,869	123,427
Loans held for sale	5,546	1,924	814	2,767	6,996
Consumer Installment Loans	9,579	9,454	10,582	8,984	7,185

	332,197	244,212	225,675	213,105	188,455
Deferred loan origination fees	(1,394)	(1,111)	(1,081)	(1,125)	(1,094)

	330,803	243,101	224,594	211,980	187,361
Allowance for loan loss	(4,403)	(3,418)	(2,149)	(2,448)	(2,070)

	$326,400	$239,683	$222,445	$209,532	$185,291

The following table presents loan portfolio information by loan category related to maturity and repricing sensitivity. Variable rate loans are included in the time frame in which the interest rate on the loan could be first adjusted. Nonperforming loans, totaling $6,535 are included. Loans held for sale of $5,547 are included in the Real Estate category.

MATURITY AND REPRICING DATA FOR LOANS

December 31, 2002

(dollars in thousands)

	Commercial	Real Estate	Consumer	Total
Three months or less	$71,797	$84,177	$5,743	$161,717
Over three months through 12 months	2,910	15,163	1,095	19,168
Over 1 year through 3 years	5,575	54,287	1,907	61,769
Over 3 years through 5 years	8,698	59,087	642	68,427
Over 5 years through 15 years	5,365	15,559	192	21,116

Total loans	$94,345	$228,273	$9,579	$332,197

Loan Concentrations

Loans and foreclosed properties in the hotel/motel industry totaled $26,630 or 8% of the total loan portfolio at December 31, 2002. Outstanding loans, excluding foreclosed properties, are included in the real estate totals above. Nonaccrual loans in this industry total $3,249 or 70% of total nonperforming loans. Restructured loans in this industry total $1,896 and are performing according to the restructured terms of the loan. Foreclosed properties in this industry total $864, and consist of two properties on the Oregon coast. All other hotel/motel loans in the portfolio are performing according to contractual terms of the loan. The following schedule shows more detailed information on hotel/motel loans in the portfolio at December 31, 2002.

	# of Loans	Outstanding Balance
Nonaccrual	1	$3,249
Restructured and performing	1	1,896
Other real estate owned	1	864
Performing	20	20,621

	23	$26,630

Management has carefully evaluated this concentration and believes it has recognized and reserved for all presently known and estimated losses. The ultimate collectibility of loans and sale of hotel/motel properties taken in foreclosure is affected by the health of the regional hotel/motel industry, which has suffered both a national and regional decline over the past year. In view of the uncertainties in the hotel/motel industry, the Company is carefully monitoring loans made by the Bank and related properties taken in foreclosure in this industry. Accordingly, it is possible that additional loans may go on nonaccrual status or not perform according to contract terms. Further losses, increased provisions for loan losses, and higher noninterest expense may be experienced related to loans in the motel/hotel industry. Given the impact of the weak economy and its impact on the hotel/motel industry, it is the Bank’s present intention to limit and decrease its concentration in this industry as the loan portfolio grows.

	December 31,
	2002	2001	2000	1999	1998
Nonperforming Assets
Nonaccrual loans	$6,176	$6,049	$490	$1,422	$873
90 or more days past due and still accruing	359	953	155	464	247

Total nonperforming loans	6,535	7,002	645	1,886	1,120
Government guarantees	(1,563)	(1,020)	0	(160)	(94)

Net nonperforming loans	4,972	5,982	645	1,726	1,026
Foreclosed assets	864	0	385	125	0

Total nonperforming assets	$5,836	$5,982	$1,030	$1,851	$1,026
Nonperforming assets as a percentage of of total loans	1.76%	2.46%	0.46%	0.87%	0.55%

If interest on nonaccrual loans had been accrued, such income would have been approximately $446, $371, and $31, respectively, for years 2002, 2001 and 2000.

Allowance for Loan Loss

The following chart presents information about the Company’s allowances for loan loss. The Company does not allocate the allowance among specific loan types or categories. Management evaluates the allowance monthly and considers the amount to be adequate to absorb possible loan losses.

ALLOWANCE FOR LOAN LOSS

(dollars in thousands)

	December 31,
	2002	2001	2000	1999	1998
Allowance for loan losses
Balance at beginning of year	$3,418	$2,149	$2,448	$2,070	$1,504
Charges to the allowance
Real estate loans	(4,138)	(54)	(336)	(248)	(0)
Consumer installment loans	(123)	(99)	(208)	(80)	(57)
Commercial	(542)	(121)	(1,185)	(49)	(256)

Total charges to the allowance	(4,803)	(274)	(1,729)	(377)	(313)
Recoveries	128	88	90	20	69
Provisions	5,660	1,455	1,340	735	810

Balance at end of the year	$4,403	$3,418	$2,149	$2,448	$2,070
Net charge offs as a percentage of total average loans	1.62%	0.08%	0.72%	0.18%	0.15%

At December 31, 2002, the recorded investment in certain loans totaling $6,509 (net of government guarantees), were considered impaired. Impaired loans at December 31, 2002 consist of $4,613 in nonaccrual loans and one restructured motel/hotel loan totaling $1,896. One hotel/motel classified as impaired and on nonaccrual status makes up $3,249 or 70% of the total impaired loans on nonaccrual. A specific related valuation of $454 is provided for these loans and is included in the $4,403 ending allowance at December 31, 2002.

Deposits

Deposits represent a significant portion of the Company’s liabilities. Average balance and average rates paid by category of deposit is included in Table I, Average Balance Analysis of Net Interest Earnings, within the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included later in this report. The chart below details the Company’s time deposits at December 31, 2002. The Company does not have any foreign deposits. Variable rate deposits are listed by first repricing opportunity.

TIME DEPOSITS

(dollars in thousands)

	Time Deposits of $100,000 or more	Time Deposits of less than $100,000	Total Time Deposits
Three months or less	$10,975	$8,003	$18,978
Over three months through twelve months	7,611	8,651	16,262
Over one year through three years	8,814	6,674	15,488
Over three years	220	1,522	1,742

	$27,620	$24,850	$52,470

Short-term Borrowings

The Company uses short-term borrowings to fund fluctuations in deposits and loan demand. The Company’s only subsidiary, Pacific Continental Bank, has access to both secured and unsecured overnight borrowing lines. At December 31, 2002, available unsecured borrowing lines with various correspondent banks and the Federal Reserve Bank of San Francisco totaled $82,900 ($50,900 available at December 31, 2002). The Federal Home Loan Bank of Seattle (FHLB) also provides a secured overnight borrowing line using a blanket pledge of various Bank assets. The Bank’s FHLB borrowing limit, subject to sufficient collateral and stock investment, was approximately $44,400 ($21,400 available) at December 31, 2002.

SHORT-TERM BORROWINGS

(dollars in thousands)

	2002	2001	2000
Federal Funds Purchased
Average interest rate
At year end	1.60%	1.95%	7.00%
For the year	2.00%	5.01%	6.50%
Average amount outstanding for the year	$3,735	$4,577	$5,762
Maximum amount outstanding at any month end	$15,000	$10,800	$12,500
Amount outstanding at year end	$9,000	$0	$900

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

2)    Building with approximately 4,000 square feet located on West 11th Avenue in Eugene, Oregon. The building is on leased land.

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

The Bank leases facilities for one branch office in Tualatin, Oregon, one limited service office in Halsey, Oregon, and two branch offices and one consumer finance lending office located in Eugene, Oregon. In addition, the Bank leases a portion of an adjoining building to the High Street office for administrative functions. During the fourth quarter, the Bank executed a lease for a full-service office of approximately 3,500 square feet in the KOIN Center located in downtown Portland, Oregon. This office opened on January 6, 2003. Management considers all owned and leased facilities adequate for current and anticipated future use.

ITEM 3     Legal Proceedings

As of the date of this report, neither the Company nor the Bank or any of its subsidiaries is party to any material pending legal proceedings, including proceedings of governmental authorities, other than ordinary routine litigation incidental to the business of the Bank.

ITEM 4     Submissions of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5     Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock trades on the NASDAQ National Market under the symbol PCBK. The primary market makers currently are Pacific Crest Securities, Ragen MacKenzie, and Wedbush Morgan Securities. At February 28, 2003, the Company had 5,044,793 shares of common stock outstanding held by approximately 1,225 shareholders.

The high, low and closing sales prices for the last eight quarters are shown in the table below. All prices have been adjusted retroactively to reflect a 10% stock dividend paid during October 2001.

YEAR	2002				2001

QUARTER	Fourth	Third	Second	First	Fourth	Third	Second	First

Market value:
High	$14.60	$13.50	$12.80	$12.90	$12.94	$13.17	$11.36	$10.80
Low	12.76	11.75	11.37	10.62	10.32	11.35	8.98	8.13
Close	14.50	13.05	12.31	12.52	12.70	12.72	11.23	9.20

During the first quarter 2002, the Company announced the decision to change its practice of declaring semiannual cash dividends, and instead implemented a practice of paying cash dividends on a quarterly basis. The Company’s Board of Directors will review the payment of cash dividends on a quarterly basis. Dividends, when and if declared, would typically be paid in mid-March, June, September, and December each year. During the year 2002, the Company paid four quarterly dividends of $0.08 per share or a total of $0.32 per share for the year.

ITEM 6     Selected Financial Data

Selected financial data for the past five years is shown in the table below.

	2002	2001	2000	1999	1998
	$ in thousands, except for per share data
For the year
Net interest income	$19,689	$18,520	$17,262	$16,054	$13,953
Provision for loan losses	$5,660	$1,455	$1,340	$735	$810
Noninterest income	$5,750	$4,894	$3,909	$4,119	$3,984
Noninterest expense	$14,144	$12,654	$11,970	$10,700	$9,369
Income taxes	$2,181	$3,582	$3,053	$3,364	$2,985
Net income	$3,454	$5,722	$4,808	$5,374	$4,773
Cash dividends	$1,610	$1,401	$1,225	$1,323	$1,149
Per common share data (1)
Net income
Basic	$0.69	$1.14	$0.96	$1.03	$0.92
Diluted	$0.68	$1.12	$0.96	$1.02	$0.90
Cash dividends	$0.32	$0.28	$0.25	$0.25	$0.22
Market value, end of year	$14.50	$12.70	$8.07	$11.82	$16.25
At year end
Assets	$379,846	$309,548	$294,124	$271,088	$241,944
Loans, less allowance for loan loss	$326,400	$239,683	$222,445	$209,533	$185,292
Deposits	$309,909	$248,328	$250,104	$224,175	$194,329
Shareholders’ equity	$36,698	$35,604	$30,370	$27,111	$27,126
Average for the year
Assets	$337,258	$299,721	$288,589	$255,271	$214,247
Earning assets	$305,763	$270,702	$260,419	$230,303	$193,163
Loans, less allowance for loan loss	$284,614	$234,441	$224,119	$195,355	$162,780
Deposits	$271,765	$238,856	$239,197	$207,224	$172,081
Interest paying liabilities	$211,745	$195,529	$195,214	$169,054	$140,869
Shareholders’ equity	$36,117	$33,882	$28,626	$28,173	$24,787
Financial ratios
Return on average:
Assets	1.02%	1.91%	1.67%	2.11%	2.23%
Shareholders’ equity	9.56%	16.89%	16.79%	19.08%	19.26%
Average shareholders’ equity/average assets	10.71%	11.30%	9.92%	11.04%	11.57%
Dividend payout ratio	46.61%	24.48%	25.47%	24.62%	24.07%
Risk-based capital:
Tier I capital	10.23%	12.71%	12.30%	12.07%	12.99%
Tier II capital	11.47%	13.98%	13.17%	13.15%	13.98%

(1)	Per common share data is retroactively adjusted to reflect the stock dividend and stock of 2001 and 1998, respectively.

ITEM 7     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Consolidated Financial Statements alone. The discussion should be read in conjunction with the audited financial statements and the notes thereto included later in this report. All numbers, except per share data, are expressed in thousands of dollars.

In addition to historical information, this report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). This statement is included for the express purpose of availing Pacific Continental Corporation of the protections of the safe harbor provisions of the PSLRA. The forward-looking statements contained in this report are subject to factors, risks, and uncertainties that may cause actual results to differ materially from those projected. Important factors that might cause such material differences include, but are not limited to, those discussed in this section of the report. In addition, the following items are among the factors that could cause actual results to differ materially from the forward-looking statements in this report: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; recent world events and their impact on interest rates, businesses and customers; the regulatory environment; new legislation; heightened national security risks including acts of terrorism and potential for war; vendor quality and efficiency; employee retention factors; rapidly changing technology and evolving banking industry standards; competitive standards; competitive factors, including increased competition with community, regional, and national financial institutions; fluctuating interest rate environments; and similar matters. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the statement. Pacific Continental Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission.

HIGHLIGHTS

Pacific Continental Corporation earned $3,454 or $0.68 per diluted share in 2002, compared to $5,722 or $1.12 per diluted share and $4,808 or $0.96 per diluted share in 2001 and 2000, respectively. Return on average assets was 1.02% in the current year, compared to 1.91% in 2001. Return on average equity for 2002 was 9.56% compared to 16.89% for the previous year. Year 2002 earnings were negatively impacted by a $4,205 increase in the provision for loan losses primarily related to problem loans in the hotel/motel industry and one-time executive severance costs of $443.

At December 31, 2002, total assets were $379,846, an increase of 23% over 2001 year-end total assets of $309,548. Total loans, including loans held for sale, were $330,803 at December 31, 2002, an increase of $87,702 or 36% over the same period last year. Total deposits at year-end were $309,909, up $61,580 or 25% over the $248,329 reported for the previous year. Demand deposits were $109,282 or 35% of total deposits at year-end December 31, 2002 and accounted for $28,723 or 47% of the growth in total deposits.

RESULTS OF OPERATIONS

Net Interest Income

The largest component of the Company’s earnings is net interest income. Net interest income is the difference between interest income derived from earning assets, principally loans, and the interest expense associated with interest bearing liabilities, principally deposits. The volume and mix of earning assets and funding sources, market rates of interest, demand for loans, and the availability of deposits affect net interest income.

Two tables follow which analyze the change in net interest income for 2002, 2001, and 2000. Table I, Average Balance, Analysis of Net Interest Earnings, provides information with regard to average balances of assets and liabilities, as well as associated dollar amounts of interest income and interest expense, relevant average yields or rates, and net interest income as a percent of average earning assets. Table II, Analysis of Changes in Interest Income and Interest Expense, shows the increase (decrease) in the dollar amount of interest income and interest expense and the differences attributable to changes in either volume or rates. Changes not solely due to volume or rate are allocated to rate.

2002 Compared to 2001

Net interest income for 2002 was $19,689, an increase of $1,169 or 6% over 2001 net interest income of $18,520. For the year 2002, net interest margin as a percentage of earning assets decreased by 0.40% from 6.84% in 2001 to 6.44% in 2002.

Market interest rates were relatively stable during 2002 with the exception of a 0.50% decline in November 2002. The Federal Reserve aggressively lowered market interest rates during 2001, with the prime-lending rate falling 4.75%. Including the latest 0.50% drop by the Federal Reserve in November 2002, market interest rates have fallen 5.25% over the past 23 months and are now at their lowest levels in the past 40 years. During 2001, the Company was able to maintain a high yield on its earning assets due to the activation of interest rate floors, while at the same time lowering its cost of funds. During 2002, the Company’s cost of funds remained relatively stable, while earning asset yields declined as new loans were booked at low interest rates and existing loans renewed or repriced, which deactivated interest rate floors. The high level of nonperforming loans during 2002 was also a factor in declining loan yields. This resulted in compression of the net interest margin throughout 2002 as evidenced by the margins reported on a quarterly basis of 6.65% in first quarter 2002, 6.63% in second quarter, and 6.27% in both the third and fourth quarter of 2002. The Company expects margin compression to continue during the first half of 2003, as yields on earning assets are projected to continue to fall, while funding costs remain stable, as many of the rates on the Bank’s deposit products are at practical floors.

Interest and fees on earning assets declined by $1,053 or 4% to $24,226. Referring to Table II, total interest income and fees improved by $3,821 due to increased earning asset volumes, which was offset by a $4,874 decline in interest income due to lower yields on earning assets. Average earning assets for 2002 were $305,737, up $35,035 or 13% over 2001. All of the growth in earning assets was attributable to loan growth as average loans increased $50,173 or 21%. A decline of $17,496 in average securities available-for-sale offset a portion of the loan growth during 2002. Referring to Table I, earning asset yields declined by 1.42% from 9.34% in 2001 to 7.92% in 2002. This decline resulted primarily in the drop in loan yields, which were 8.17% in 2002, down 1.61% from 2001 as new loans and existing loans were priced at lower yields throughout 2002. In addition, interest reversed and forgone on nonaccrual loans negatively impacted earning asset yields. Interest reversed and forgone totaled approximately $446 or 0.15% of earning assets. At December 31, 2002, the Company had approximately $156,000 variable rate loans or 47% of the total loan portfolio. Approximately $124,000 variable rate loans have active interest rate floors. The active interest rate floors on a large portion of total variable rate loans are expected to mitigate some of the margin compression expected during 2003.

Interest expense on interest-bearing liabilities decreased by $2,222 or 33%. The cost of interest-bearing liabilities was 2.14% in 2002, down 1.32% from 2001. Referring to Table II, the decline in interest expense was entirely due to the decrease in rates paid on interest-bearing liabilities, which lowered interest expense by $2,668. Lower rates on money market accounts, NOW accounts, and time deposits accounted for $2,145 or 97% of the decrease in interest rates. Changes in liability mix and increased volumes offset this decrease by $446. The decline in interest expense due to rates reflects the low market interest rate environment for the entire year 2002. In addition, the growth in money market accounts, savings accounts, and non-interest bearing accounts allowed the Company to minimize dependence on higher rate sources of funding, specifically time deposits.

The Company’s net interest margin continued to benefit from growth in noninterest bearing deposits. For the year-ended December 31, 2002, average noninterest-bearing deposits were $88,132, up $19,560 or 29% over last year. Average noninterest bearing deposits accounted for 26% of total assets. At December 31, 2002, total noninterest-bearing deposits were $109,082 and represented 35% of total deposits.

2001 Compared to 2000

Net interest income for 2001 was $18,520, an increase of $1,258 or 7% over 2000 net interest income of $17,262. For the year 2001, net interest margin as a percentage of earning assets increased by 0.21% from 6.63% in 2000 to 6.84% in 2001.

During the year 2001, the Federal Reserve aggressively lowered market interest rates in response to economic conditions, which resulted in a 4.75% decline in the prime-lending rate. The Company’s net interest margin improved despite the significant decline in market interest rates. The Company was able to lower its costs of interest-bearing liabilities during 2001 due to lower rates paid on deposit accounts and the Company’s effectiveness in shortening the maturity structure of its interest-bearing liabilities in order to take advantage of falling market rates. Conversely, the Company was able to maintain a high yield on its earning assets, which dropped only 0.81% from 2000 to 2001, due to the activation of interest rate floors on existing loans.

Interest and fees on earning assets declined by $1,160 or 4% to $25,279. Referring to Table II, total interest income improved by $1,191 due to increased earning asset volumes, which was offset by a $2,264 drop in interest income due to lower yields on earning assets. Average earning assets grew by $10,282 or 4%. Loan growth accounted for all of the growth in earning assets. Referring to Table I, loan yields declined by 0.81% due primarily to the decrease in the prime-lending rate, which affected yields on variable rate loans and new loan production. In addition, interest reversed and forgone on nonaccrual loans negatively impacted earning asset yields. Interest reversed and forgone on nonaccrual loans for the year totaled approximately $371 or 0.14% of earning assets. The activation of interest rate floors during the first half of 2001 on variable rate loans mitigated the decline in earning asset yields. At December 31, 2001, the Company had approximately $94,000 variable rate loans of which approximately $74,000 had active interest rate floors.

Interest expense on interest-bearing liabilities decreased by $2,417 or 26%. Referring to Table II, interest expense decreased $117 due to the change in mix of interest-bearing liabilities. Growth in money market and NOW account volumes combined with the use of term borrowings from the Federal Home Loan Bank of Seattle allowed the Company to reduce the volumes of high cost national time deposits and public time deposits. Again, referring to Table II, interest expense declined by $2,300 due to lower rates on interest-bearing liabilities, which was directly related to the decrease in market interest rates and the ability of the Company to restructure liability maturities. The decline of 1.42% on money market and NOW accounts combined with a 0.85% decline in time deposit rates accounted for $1,948 of the total decline in interest expense.

Finally, the Company’s margin was positively impacted by the growth in noninterest-bearing deposits. Current year average noninterest-bearing deposits grew by $5,715 or 9% over last year. Noninterest-bearing deposits account for 23% of the Company’s total average assets.

Table I

Average Balance Analysis of Net Interest Earnings

$ Thousands

	2002			2001			2000
	Average Balance	Interest Income/(Expense)	Average Yield/(Cost)	Average Balance	Interest Income/(Expense)	Average Yield/(Cost)	Average Balance	Interest Income/(Expense)	Average Yield/(Cost)
Interest Earning Assets
Federal funds sold and interest bearing deposits in banks	$4,042	$68	1.68%	$1,656	$51	3.08%	$1,321	$92	6.94%
Securities available for sale:
Taxable (1)	$17,108	$903	5.28%	$34,604	$2,294	6.63%	$34,979	$2,324	6.64%
Loans, net of allowance for loan losses (2)(3)(4)	$284,614	$23,255	8.17%	$234,441	$22,933	9.78%	$224,119	$24,022	10.72%

Total interest earning assets	$305,763	$24,226	7.92%	$270,701	$25,279	9.34%	$260,419	$26,438	10.15%
Non Earning Assets
Cash and due from banks	$15,752			$13,941			$12,896
Premises and equipment	$13,157			$13,198			$12,237
Interest receivable and other	$2,586			$1,881			$3,037

Total non interest assets	$31,495			$29,020			$288,589
Total assets	$337,258			$299,721
Interest Bearing Liabilities
Money market and NOW accounts	$116,836	$(1,473)	-1.26%	$106,851	$(2,522)	-2.36%	$101,157	$(3,825)	-3.78%
Savings deposits	$16,607	$(134)	-0.81%	$12,886	$(218)	-1.69%	$12,384	$(361)	-2.92%
Time deposits	$50,190	$(1,515)	-3.02%	$50,549	$(2,630)	-5.20%	$62,799	$(3,801)	-6.05%
Federal funds purchased	$3,735	$(75)	-2.00%	$4,577	$(229)	-5.01%	$5,762	$(371)	-6.44%
Term borrowings	$24,377	$(1,340)	-5.50%	$20,666	$(1,159)	-5.61%	$13,112	$(818)	-6.24%

Total interest bearing liabilities	$211,745	$(4,537)	-2.14%	$195,529	$(6,759)	-3.46%	$195,214	$(9,176)	-4.70%
Non Interest Bearing Liabilities
Demand deposits	$88,132			$68,572			$62,857
Interest payable and other	$1,264			$1,738			$1,892

Total non interest liabilities	$89,396			$70,310			$64,749

Total liabilities	$301,141			$265,839			$259,963
Stockholders equity	$36,117			$33,882			$28,626

Total liabilities and stockholders equity	$337,258			$299,721			$288,589
Net Interest Income		$19,689			$18,520			$17,262
Net Interest Income as a Percent of Earning Assets		6.44%			6.84%			6.63%

(1)	Federal Home Loan Bank stock is included in securities available for sale.
(2)	Nonaccrual loans have been included in average balance totals .
(3)	Interest income includes recognized loan origination fees of $863, $811, and $803 for the years-ended 2002, 2001, and 2000, respectively.
(4)	Total includes loans held for sale.

Table II

Analysis of Changes in Interest Income and Interest Expense

Dollars in Thousands

	2002 compared to 2001			2001 compared to 2000
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest bearing deposits in banks	$73	$(57)	$17	$23	$(63)	$(40)
Securities available-for-sale:
Taxable	$(1,160)	$(231)	$(1,392)	$(25)	$(5)	$(30)
Tax-exempt	$0	$0	$0	$0	$0	$0
Loans, net of allowance for loan losses	$4,908	$(4,586)	$322	$1,106	$(2,195)	$(1,089)

Total interest income	$3,821	$(4,874)	$(1,053)	$1,105	$(2,264)	$(1,160)

Interest paid on:
Money market and NOW accounts	$(236)	$1,285	$1,049	$(215)	$1,518	$1,303
Savings deposits	$(63)	$147	$84	$(15)	$158	$143
Time deposits	$19	$1,096	$1,115	$742	$430	$1,171
Federal funds purchased	$42	$113	$155	$76	$65	$141
Term borrowings	$(208)	$28	$(181)	$(471)	$129	$(342)

Total interest expense	$(446)	$2,668	$2,222	$117	$2,300	$2,417

Net interest income	$3,375	$(2,206)	$1,169	$1,221	$37	$1,258

Provision for Possible Loan Losses

Management provides for possible loan losses by maintaining an allowance. The level of the allowance is determined based upon judgments regarding the size and nature of the loan portfolio, historical loss experience, the financial condition of borrowers, the level of nonperforming loans, and anticipated general economic conditions. Additions to the allowance are charged to expense. Loans are charged against the allowance when management believes the collection of principal is unlikely.

The provision for loan losses totaled $5,660 in 2002, $1,455 in 2001, and $1,340 in 2000. The larger provisions in 2002 reflects growth in the loan portfolio, specifically identified risks in the Company’s loan portfolio, increased loan losses in 2002, and a general decline in economic conditions during 2002, which specifically affected the hotel/motel industry. The provision for loan losses for 2002 includes $3,200 related to two borrowers in the hotel/motel industry.

The allowance for loan losses at December 31, 2002 was $4,403 (1.33% of loans) compared to $3,418 (1.41% of loans) and $2,149 (0.98% of loans) at years end 2001 and 2000, respectively. The 2002 amount includes $454 in specific allowance for impaired loans. At December 31, 2002, the Company had $6,509 of impaired loans (net of government guarantees). Loans in the hotel/motel industry account for $5,145 or 79% of impaired loans at year end and include one hotel/motel loan of $3,249 on nonaccrual status and one hotel/motel loan of $1,896 that was restructured and now performing. At December 31, 2001, the Company had $5,608 of impaired loans (net of government guarantees) with a specific allowance assigned of $1,050. At year end 2000, the Company classified no loans as impaired.

Loans in the hotel/motel industry totaled $25,766 or 8% of outstanding loans at December 31, 2002. Management has carefully evaluated the hotel/motel loans in its portfolio and believes it has recognized and reserved for all presently known and estimated losses. The ultimate collectibility of loans and sale of properties is affected by the health of the regional hotel/motel industry, which has suffered both a national and regional decline over the past year. In view of the uncertainties in the hotel/motel industry, the Company is closely monitoring loans made by the Bank and related properties taken in foreclosure in this industry. Accordingly, it is possible that additional loans may go on nonaccrual status or not perform according to contract terms. Further losses, increased provisions for loan losses, and higher noninterest expense may be experienced related to loans in the motel/hotel industry. Given the impact of the weak economy and its impact on the motel/hotel industry, it is the Bank’s present intention to limit and decrease its concentration in this industry as the loan portfolio grows.

During the fourth quarter 2002 the Company charged off $1,700 on the Portland area hotel identified in its 10-Q for the period ending September 30, 2002 and commenced foreclosure proceedings on the $3,249 balance on nonaccrual status. The Company does not expect quick resolution to this particular matter. The $1,700 charge and remaining investment in the loan of $3,249 reflect management’s estimate of the underlying value of the hotel property. This estimate was based upon a current appraisal, which was discounted to allow for holding and sales costs. The current appraisal accounted for current low and projected occupancy rates and also included comparisons to recent sales of distressed properties in the hotel/motel industry.

Net loan charge offs were $4,675 in 2002 compared to $186 in 2001, and $1,639 in 2000. Net charge offs during 2002 in the hotel/motel industry accounted for $4,064 or 87% of total charge offs for the year and related to two borrowers in the hotel/motel industry. The hotel/motel charge offs include the $1,700 charged off during the fourth quarter 2002 and $2,364 charged off during the first quarter 2002. The Company foreclosed and assumed ownership of two motel properties related to the first quarter 2002 charge off. The two properties were transferred to other real estate owned and account for the entire balance of $864 in foreclosed properties. Both properties are open and being operated by a professional hotel/motel management firm. The properties are listed with a commercial real estate broker, however, no sales are currently pending. The Company is pursuing legal remedies on one property where the Company believes there are actionable issues related to the construction of the hotel. The Company expects additional information will be available and movement may occur by the defendants in the litigation sometime during the second half of 2003. The second motel property in foreclosed properties is in need of repair. The Company expects to receive firm bids for the required repair work during the first quarter 2003. Management will evaluate the prospects of making the repairs or to sell the property in its current condition.

Management believes that the allowance for loan losses is adequate for estimated loan losses based on management’s assessment of various factors including present past due and impaired loans, past history and loss experience, loan concentrations in specific industries, and current economic conditions. Management anticipates that given the current economic weakness that further loan workouts and foreclosure actions may occur during 2003.

Noninterest Income

Noninterest income is income derived from sources other than fees and interest on earning assets. The Company’s primary sources of noninterest income are service charge fees on deposit accounts, merchant bankcard activity, income derived from mortgage banking services, and gains on the sale of loans.

2002 Compared to 2001

Year-to-date December 31, 2002 noninterest income was $5,750, up $857 or 18% over 2001. For the year 2002, noninterest income accounted for 23% of total operating revenue (net interest income plus noninterest income). Growth in noninterest income for the year 2002 was attributable to four categories. Service charges on deposit accounts increased $177 or 37%. The growth in service charges reflects an increase in new clients and accounts. In addition, lower earnings credit on analyzed accounts led to higher hard dollar fees as earnings on balances in demand accounts were not sufficient to cover the cost of services provided. Revenues from the Company’s merchant bankcard division continued to show double digit growth. Merchant bankcard fees for the year 2002 were $2,429, up $403 or 20%. This increase was due to growth in the client base and an increase in sales volume. Sales volume for 2002 was approximately $88,000 compared to $73,000 in 2001. Mortgage banking noninterest income was $877 for the year 2002, an increase of $375 or 75%. This increase resulted from a significant increase in loan originations as interest rates were at 40 year lows. During 2002, the Company originated $47,000 in residential mortgage loans compared to $27,000 for the year 2001. The other noninterest income category also showed significant growth, as the Company entered into new businesses and developed new revenue sources. The consumer finance division generated $30 compared to $1 for 2001. In addition, the Company generated $11 in new revenues from production of CD Rom statements for clients, a product of investments made in technology during the fourth quarter of 2001. Finally, more than $45 in revenues were generated in trustee fees as the Company used in-house attorneys to process loan documents on real estate related loans. Increased income in these categories was offset by declines in three categories. Loan servicing fees were down $146 or 30% reflecting a decline in the servicing portfolio throughout the year 2002. Gains on sales of loans were down $86 or 79%. The Company sold approximately $3,200 in loans during 2002 compared to $4,400 during 2001. Finally, gains on sales of securities for 2002 were $149 compared to $251 in 2001, a decrease of $102 or 40%.

2001 Compared to 2000

Year-to-date noninterest income was $4,894, up $985 or 25% over 2000. For the year 2001, noninterest income accounted for 21% of total operating revenue, compared to 18% for 2000. Growth in noninterest income during 2001 was attributable to five categories. Revenues on deposit accounts grew by $89 or 9%. Other fee income, principally merchant bankcard processing fees, were up $326 or 17% due to increased volumes and the addition of new clients. Mortgage banking income and gain on sales of loans increased by $38 or 7%. Residential mortgage revenues increased $173 or 77% due to the high level of home sales and refinancing activities in the low interest rate environment, while gain on sales of loans decreased $135. During 2001, the Company sold approximately $2,800 of government guaranteed loans, compared to $5,800 during 2000. Loan servicing fees improved by $235 or 93% due to an increase in the loan servicing portfolio, which resulted from approximately $9,600 in loan sales during the fourth quarter 2000 and first quarter 2001. Finally, gains on the sales of securities were $251 for the year 2001 compared to a loss of $24 recorded in 2000.

Noninterest Expense

Noninterest expense represents all expenses other than interest costs associated with deposits and other interest-bearing liabilities. It incorporates personnel, premises and equipment, data processing and other operating expenses.

2002 Compared to 2001

Year-to-date noninterest expense at December 31, 2002 was $14,144, up $1,490 or 12% over 2001. During the third quarter 2002, the Company recorded one-time executive severance expense of $443. Excluding the one-time severance expense, total noninterest expense was up $1,047 or 8%. Merchant bankcard processing expense accounted for $304 of the remaining increase and was directly related to the sales volume increase discussed in the noninterest revenue section of this report. Excluding the one-time executive severance and the increase in merchant processing expense, total noninterest expense was up 6%. Total personnel expense for 2002 was up $764 over 2001, primarily due to the executive severance expense of $443. Excluding executive severance expense, personnel expense increased $321 or 5%. An increase of $571 in employee salaries and commissions paid on residential mortgage originations was offset by a $250 decline in Company-wide incentive based compensation. Other noninterest expense categories that showed material changes include equipment expense, professional services, and other data processing expense. Equipment expense was up $59 or 8% due to increased depreciation and maintenance costs related to new technology investments made during the fourth quarter 2001. Professional services were $740 for the year compared to $625, an increase of $115 or 18%. This increase reflects higher legal fees during 2002 related to the increase in problem loans. Other data processing expense increased $86 or 20% resulting primarily from increased on-line banking expense due to the growth in the client base and transaction volume.

2001 Compared to 2000

Year-to-date noninterest expense of $12,654 was up $684 or 6% over last year. Bankcard processing fees increased $233 or 16% (directly related to the revenue increase and increased volumes) and accounted for 34% of the total expense increase. Excluding bankcard processing fees, all other noninterest expense grew by $451 or 4%. Salaries and employee benefits rose $589 or 10% due to salary increases of existing staff, increased commissions to mortgage loan originators, and higher benefit costs. Expense increases in bankcard processing and salaries were offset by a $57 decline in business development expense and a $167 decline in other expense. The decline in the other expense category resulted from an $86 drop in repossession expense and a decrease of $60 in NASDAQ listing fees.

LIQUIDITY

Liquidity is the term used to define the Company’s ability to meet its financial commitments. The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds. The Company derives liquidity primarily through core deposit growth, maturity of investment securities, and loan payments. Core deposits include demand, interest checking, money market, savings, and local time deposits. Additional liquidity and funding sources are provided through the sale of loans, sales of securities, access to national CD markets, and both secured and unsecured borrowings.

Core deposits at December 31, 2002 were 93% of total deposits, compared to 97% at December 31, 2001. During 2002, the Company experienced a $44,623 or 18% increase in its core deposit base. Nearly $28,000 of the growth in core deposits occurred in noninterest-bearing deposits. The Company used this core deposit growth, sales and maturities of securities, and growth in national and public time deposits to fund asset growth during the year. Because of seasonal construction and economic activity and client payment of various tax obligations, the Company traditionally experiences a decline in core deposits during the first quarter of the year typically resulting in funding and liquidity pressures. The Company expects to sell loans during the first quarter 2003 in anticipation of the projected decline in core deposits.

In addition, the Company has deposit relationship with a single client representing 12% of total core deposits. The loss of this deposit relationship could cause an adverse effect on short-term liquidity. The Company expects to maintain this relationship and believes it has sufficient sources of liquidity to mitigate this concentration.

Overnight-unsecured borrowing lines have been established at various correspondent banks, the Federal Home Loan Bank of Seattle and with the Federal Reserve Bank of San Francisco. At year-end December 31, 2002, the Bank had overnight borrowing lines totaling approximately $80,400. At December 31, 2002, the Company had approximately $48,400 of overnight funding available. In addition, $2,000 of funding was available from the State of Oregon time deposit program with community banks and a $2,500 secured overnight borrowing line with the Federal Reserve Bank of San Francisco. The Company’s loan portfolio also contains approximately $19,700 in guaranteed government loans, which can be sold on the secondary market.

CAPITAL RESOURCES

Capital is the shareholder’s investment in the Company. Capital grows through the retention of earnings and the issuance of new stock through the exercise of incentive options. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Banking regulations require the Company to maintain minimum levels of capital. The Company manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating). At December 31, 2002, the Company’s total capital to risk weighted assets was 11.47%, compared to 13.98% at December 31, 2001.

During the fourth quarter 2001, the Company announced a share repurchase plan, which allows the Company to repurchase 200,000 shares or approximately 4% of outstanding shares through December 31, 2002. Through December 31, 2002, the Company repurchased a total of 114,506 shares, 12,101 during the fourth quarter 2001 and 102,405 during 2002. The Company did not repurchase any shares during the last half 2002. At December 31, 2002, the Company does not have a share repurchase plan in place.

During the first quarter 2002, the Company announced the decision to change its practice of declaring semiannual cash dividends, and instead implemented a practice of paying cash dividends on a quarterly basis as discussed in Part II, Item 5, Market for Company’s Common Equity and Related Stockholder Matters included in this report. During 2002, the Company has declared and paid four quarterly cash dividends of $0.08 or $0.32 per share for the year. That compares to cash dividends of $0.28 paid during 2001.

The Company projects that earnings retention and existing capital will be sufficient to fund anticipated asset growth, while maintaining a well-capitalized designation from the FDIC.

INFLATION

Substantially all of the assets and liabilities of the Company are monetary. Therefore, inflation has a less significant impact on the Company than does fluctuation in market interest rates. Inflation can lead to accelerated growth in noninterest expenses, which impacts net earnings. During the last two years, inflation, as measured by the Consumer Price Index, has not changed significantly. The effects of this inflation have not had a material impact on the Company.

ITEM 7A     Quantitative and Qualitative Disclosures About Market Risk

The Company’s results of operations are largely dependent upon its ability to manage market risks. Changes in interest rates can have a significant effect on the Company’s financial condition and results of operations. The Company does not use derivatives such as forward and futures contracts, options, or interest rate swaps to manage interest rate risk. Other types of market risk such as foreign currency exchange rate risk and commodity price risk do not arise in the normal course of the Company’s business activities.

Interest rate risk generally arises when the maturity or repricing structure of the Company’s assets and liabilities differ significantly. Asset and liability management, which among other things addresses such risk, is the process of developing, testing and implementing strategies that seek to maximize net interest income while maintaining sufficient liquidity. This process includes monitoring contractual maturity and prepayment expectations together with expected repricing of assets and liabilities under different interest rate scenarios. Generally, the Company seeks a structure that insulates net interest income from large deviations attributable to changes in market rates.

Interest rate risk is managed through the monitoring of the Company’s balance sheet by subjecting various asset and liability categories to interest rate shocks and gradual interest rate movements over a one-year period of time. Interest rate shocks use an instantaneous adjustment in market rates of large magnitudes on a static balance sheet to determine the effect such a change in interest rates would have on the Company’s net interest income and capital for the succeeding twelve-month period. Such an extreme change in interest rates and the assumption that management would take no steps to restructure the balance sheet does limit the usefulness of this type of analysis. This type of analysis tends to provide a best-case or worst-case scenario. A more reasonable approach utilizes gradual interest rate movements over a one-year period of time to determine the effect on the Company’s net interest income.

The Company utilizes the services of the Federal Home Loan Bank’s asset/liability modeling software to determine the effect changes in interest rates have on net interest income. Interest rate shock scenarios are modeled in 1% increments (plus or minus) in the federal funds rate. The more realistic forecast assumes a gradual interest rate movement of plus or minus 2.40% change in the federal funds rate over a one-year period of time with rates moving up or down 0.60% each quarter. The model used is based on the concept that all rates do not move by the same amount. Although certain assets and liabilities may have similar repricing characteristics, they may not react correspondingly to changes in market interest rates. In the event of a change in interest rates, prepayment of loans and early withdrawal of time deposits would likely deviate from those previously assumed. Increases in market rates may also affect the ability of certain borrowers to make scheduled principal payments.

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

The Company strives to manage the balance sheet so that net interest income is not negatively impacted more than 15% given a change in interest rates of plus or minus 200 basis points. Evaluations of the forecasting model at December 31, 2002 indicate the Company is within its established guidelines. During 2002, the model has shown the Company is becoming more asset sensitive and projects declining margins in a falling rate environment. This is due to the inability of the Company to reprice a large portion of its interest-bearing core deposits, which are at a practical floor at December 31, 2002. During 2003, in the current interest rate environment, the Company expects net interest margin to decline as loans with active interest rate floors renew at current market rates and new loans are originated at low rates, which will cause earning asset yields, while the cost of interest-bearing deposits will remain stable.

The following tables show the estimated impact of interest rate changes on net interest income. Tables show results of Company supplied data for both the rate shock and gradual interest rate scenarios. The base figure of $19,689 used in both analyses represents actual net interest income for the year 2002. Due to the various assumptions used for this modeling, no assurance can be given that projections will reflect actual results.

Interest Rate Shock Analysis

Net Interest Income and Market Value Performance

(dollars, in thousands)

Projected Interest Rate Change	Net Interest Income
	Estimated Value	$ Change From Base	% Change from Base
+200	$21,331	$1,642	8.34%
+100	20,284	595	3.02%
Base	19,689	0	0.00%
-100	18,893	(796)	(4.50)%
-200	17,419	(2,270)	(11.53)%

Gradual Interest Rate Movement Forecast

Net Interest Income and Market Value Performance

(dollars, in thousands)

Projected Interest Rate Change	Net Interest Income
	Estimated Value	$ Change From Base	% Change from Base
Rising 2.40%	$20,343	$654	3.32%
Base	19,689	0	0.00%
Declining 2.40%	19,191	(498)	(2.53)%

ITEM 8    Financial Statements and Supplementary Data

ZIRKLE, LONG & TRIGUEIRO, L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Eugene, Oregon 97401

Independent Auditors’ Report

The Board of Directors and Stockholders

Pacific Continental Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Pacific Continental Corporation and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Continental Corporation and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/S/    ZIRKLE, LONG & TRIGUEIRO, L.L.C.

Eugene, Oregon

January 24, 2003

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2002	2001
ASSETS
Cash and due from banks	$21,697,004	$15,268,742
Federal funds sold	1,654,768	16,521,304

Total cash and cash equivalents	23,351,772	31,790,046

Securities available-for-sale	10,845,313	20,126,762
Loans held for sale	5,546,723	1,923,758
Loans, less allowance for loan losses	320,853,503	237,759,644
Interest receivable	1,647,608	1,409,822
Federal Home Loan Bank stock	2,612,500	2,460,800
Property, net of accumulated depreciation	13,241,800	13,305,735
Foreclosed assets	863,637	—
Deferred income taxes	113,944	307,822
Other assets	769,473	463,850

Total assets	$379,846,273	$309,548,239

LIABILITIES and STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$109,282,326	$80,559,463
Savings and interest-bearing demand	148,156,732	126,243,389
Time, $100,000 and over	27,619,814	19,608,040
Other time	24,849,824	21,917,788

	309,908,696	248,328,680

Federal funds purchased	9,000,000	—
Federal Home Loan Bank term borrowings	23,000,000	24,000,000
Accrued interest and other liabilities	1,239,043	1,615,177

Total liabilities	343,147,739	273,943,857

Commitments and contingencies (Notes 5 and 16)

Stockholders’ equity:
Common stock, $1 par value; 10,000,000 shares authorized; 5,040,448 and 5,066,290 shares outstanding in 2002 and 2001, respectively	5,040,448	5,066,290
Additional paid-in capital	20,926,943	20,706,519
Retained earnings	10,655,440	9,541,959
Accumulated other comprehensive income	75,703	289,614

Total stockholders’ equity	36,698,534	35,604,382

Total liabilities and stockholders’ equity	$379,846,273	$309,548,239

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2002	2001	2000
Interest income:
Loans	$23,255,130	$22,933,342	$24,024,226
Securities	750,841	2,132,074	2,180,717
Dividends on Federal Home Loan Bank stock	151,924	162,198	143,554
Federal funds sold	67,717	50,970	89,126

	24,225,612	25,278,584	26,437,623

Interest expense:
Deposits	3,122,561	5,370,134	7,987,275
Federal Home Loan Bank borrowings	1,339,723	1,159,342	817,640
Federal funds purchased	74,753	229,523	370,791

	4,537,037	6,758,999	9,175,706

Net interest income	19,688,575	18,519,585	17,261,917
Provision for loan losses	5,660,000	1,455,000	1,340,000

Net interest income after provision for loan losses	14,028,575	17,064,585	15,921,917

Noninterest income:
Service charges on deposit accounts	1,319,391	1,105,636	1,016,896
Other fee income, principally bankcard processing	2,756,481	2,210,823	1,885,066
Loan servicing	342,889	489,356	253,961
Mortgage banking income and gains on sales of loans	924,166	616,254	578,319
Gains (losses) on sales of securities	149,390	251,003	(24,322)
Other	258,051	220,548	199,294

	5,750,368	4,893,620	3,909,214

Noninterest expense:
Salaries and employee benefits	7,528,777	6,764,328	6,174,747
Premises and equipment	1,441,393	1,353,566	1,268,630
Bankcard processing	2,037,193	1,735,977	1,503,279
Business development	807,550	748,580	805,201
Other	2,328,611	2,051,483	2,218,226

	14,143,524	12,653,934	11,970,083

Income before income taxes	5,635,419	9,304,271	7,861,048
Provision for income taxes	2,181,000	3,582,000	3,053,000

Net income	$3,454,419	$5,722,271	$4,808,048

Earnings per share:
Basic	$.69	$1.14	$.96
Diluted	$.68	$1.12	$.96

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2000	4,595,622	$4,595,622	$14,134,993	$8,874,307	$(493,603)	$27,111,319

Net income				4,808,048		4,808,048
Other comprehensive income:
Unrealized gains on securities					761,611
Reclassification of losses realized					24,322
Deferred income taxes					(301,452)

Other comprehensive loss					484,481	484,481

Comprehensive income						5,292,529
Stock options exercised and related tax benefit	17,638	17,638	160,183			177,821
Cash dividends				(1,224,713)		(1,224,713)
Shares repurchased and retired	(77,508)	(77,508)	(238,843)	(670,573)		(986,924)

Balance, December 31, 2000	4,535,752	4,535,752	14,056,333	11,787,069	(9,122)	30,370,032

Net income				5,722,271		5,722,271
Other comprehensive income:
Unrealized gains on securities					735,649
Reclassification of net gains realized					(251,003)
Deferred income taxes					(185,910)

Other comprehensive income					298,736	298,736

Comprehensive income						6,021,007
Stock options exercised and related tax benefit	81,920	81,920	687,186			769,106
10% stock dividend	460,719	460,719	6,012,383	(6,473,102)
Cash dividends				(1,400,993)		(1,400,993)
Shares repurchased and retired	(12,101)	(12,101)	(49,383)	(93,286)		(154,770)

Balance, December 31, 2001	5,066,290	5,066,290	20,706,519	9,541,959	289,614	35,604,382

Net income				3,454,419		3,454,419
Other comprehensive income:
Unrealized losses on securities					(197,643)
Reclassification of net gains realized					(149,390)
Deferred income taxes					133,122

Other comprehensive income					(213,911)	(213,911)

Comprehensive income						3,240,508
Stock options exercised and related tax benefit	76,563	76,563	638,569			715,132
Cash dividends				(1,610,219)		(1,610,219)
Shares repurchased and retired	(102,405)	(102,405)	(418,145)	(730,719)		(1,251,269)

Balance, December 31, 2002	5,040,448	$5,040,448	$20,926,943	$10,655,440	$75,703	$36,698,534

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2002	2001	2000
Cash flows from operating activities:
Net income	$3,454,419	$5,722,271	$4,808,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	863,152	854,997	778,813
Amortization (accretion)	48,450	(92,463)	55,378
Provision for loan losses	5,660,000	1,455,000	1,340,000
Losses of foreclosed assets	—	—	82,679
Deferred income taxes	327,000	(522,000)	334,000
(Gains) losses on sales of securities	(149,390)	(251,003)	24,322
Stock dividends from Federal Home Loan Bank	(151,700)	(162,000)	(143,300)
Change in:
Interest receivable	(237,786)	304,702	(161,630)
Deferred loan fees	282,907	29,229	(43,309)
Capitalized loan servicing rights	19,039	69,799	130,870
Loans held for sale	(3,622,965)	(806,170)	623,785
Accrued interest and other liabilities	(157,699)	239,527	203,310
Income taxes payable	(485,594)	177,210	17,327
Other assets	(3,503)	(105,710)	3,101

Net cash provided by operating activities	5,846,330	6,913,389	8,053,394

Cash flows from investing activities:
Proceeds from sales and maturities of securities	16,447,917	27,382,531	9,852,549
Purchase of securities	(7,412,561)	(8,566,206)	(12,411,330)
Loans made net of principal collections received	(88,882,993)	(11,710,097)	(17,787,588)
Proceeds from sales of loans	3,242,465	1,500,000	3,200,000
Purchase of loans	(4,047,504)	(7,706,625)	(1,030,000)
Purchase of property	(799,217)	(1,182,911)	(1,992,864)
Proceeds on sale of foreclosed assets	—	385,000	442,321
Improvements to foreclosed assets	(212,371)	—	—

Net cash provided by (used in) investing activities	(81,664,264)	101,692	(19,726,912)

Cash flows from financing activities:
Net increase (decrease) in deposits	61,580,016	(1,774,876)	25,928,787
Change in federal funds purchased	9,000,000	(900,000)	(4,900,000)
Change in Federal Home Loan Bank term borrowings	(1,000,000)	12,500,000	(1,500,000)
Proceeds from stock options exercised	661,132	745,106	164,820
Dividends paid	(1,610,219)	(1,400,993)	(1,224,713)
Repurchase of Company shares	(1,251,269)	(154,770)	(986,924)

Net cash provided by financing activities	67,379,660	9,014,467	17,481,970

Net increase (decrease) in cash and cash equivalents	(8,438,274)	16,029,548	5,808,452
Cash and cash equivalents, beginning of year	31,790,046	15,760,498	9,952,046

Cash and cash equivalents, end of year	$23,351,772	$31,790,046	$15,760,498

Supplemental information:
Noncash investing and financing activities:
Transfers of loans to foreclosed assets	$651,266	$—	$785,000
Transfers of loans held for sale	11,077,383	304,037	1,329,938
Change in unrealized gain on securities, net of deferred income taxes	(213,911)	298,736	484,481
Cash paid during the year for:
Income taxes	2,339,594	3,926,790	2,688,672
Interest	4,580,973	6,929,933	9,091,100

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies:

Principles of Consolidation—The consolidated financial statements include the accounts of Pacific Continental Corporation (the “Company”), a bank holding company, and its wholly-owned subsidiary, Pacific Continental Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, PCB Service Corporation (which owns and operates bank-related real estate) and PCB Loan Services Corporation (which owns and operates certain repossessed or foreclosed collateral). The Bank provides commercial banking, financing, mortgage lending and other services in Western Oregon. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimations made by management involve the calculation of the allowance for loan losses.

Cash and Cash Equivalents—For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from or deposited with banks, interest-bearing balances due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods.

The Bank is required to maintain certain reserves as defined by regulation. Such reserves were maintained in cash at December 31, 2002.

Securities Available-for-Sale—Securities available-for-sale are held for indefinite periods of time and may be sold in response to movements in market interest rates, changes in the maturity mix of bank assets and liabilities or demand on liquidity. The Bank classified all securities as available-for-sale throughout 2002 and 2001. Securities classified as available-for-sale are reported at estimated fair value, net of deferred taxes. The difference between estimated fair value and amortized cost is a separate component of stockholders’ equity (accumulated other comprehensive income). Fair values for these investment securities are based on quoted market prices. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Management determines the appropriate classification of securities at the time of purchase.

Interest income on debt securities is included in income using the level yield method. Gains and losses on sales of securities are recognized on the specific identification basis.

Loans Held for Sale and Mortgage Banking Activities—The Bank originates residential real estate loans for resale in the secondary market. The Bank also originates government guaranteed loans, a portion of which are held for sale. Sales are without recourse. Loans held for sale are carried at the lower of cost or market. Market value is determined on an aggregate loan basis.

Loans and Income Recognition—Loans are stated at the amount of unpaid principal, reduced by deferred loan origination fees, discounts associated with retained portions of loans sold, and an allowance for loan losses. Interest on loans is calculated using the simple-interest method on daily balances of the principal amount outstanding. Accrual of interest is discontinued on contractually delinquent loans when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the interest is doubtful. Loan origination fees are amortized over the lives of the loans as adjustments to yield.

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Loan Losses—The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management considers adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loss experience. The evaluations take into consideration such factors as changes in the nature of the loan portfolio, overall portfolio quality, review of specific loans, estimated value of underlying collateral, and current economic conditions that may affect the borrower’s ability to pay. This evaluation is inherently subjective as it requires estimates that are susceptible to significant subsequent revision as more information becomes available.

A loan is considered impaired when management believes that it is probable that all amounts will not be collected according to the contractual terms. An impaired loan is valued using the present value of expected cash flows discounted at the loan’s effective interest rate, the observable market price of the loan or the estimated fair value of the loan’s collateral or related guaranty. Loans deemed impaired are specifically allocated for in the allowance for loan losses. Interest income is subsequently recognized only to the extent cash payments are received.

Servicing—Servicing assets are recognized as separate assets when rights are acquired through sales of loans. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is determined based upon discounted cash flows using market-based assumptions.

Federal Home Loan Bank Stock—The investment in Federal Home Loan Bank (“FHLB”) stock is carried at par value, which approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. For 2002, the minimum required investment was approximately $229,700. The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold.

Foreclosed Assets—Assets acquired through foreclosure, or deeds in lien of foreclosure, are initially recorded at fair value at the date of foreclosure. Any excess of the loan’s balance over the fair value of its foreclosed collateral is charged to the allowance for loan losses.

Improvements to foreclosed assets are capitalized. Subsequent to foreclosure, management performs periodic valuations and the assets are carried at the lower of carrying amount or fair value less costs to sell. Write downs to net realizable value, if any, or any disposition gains or losses are included in noninterest income and expense.

Property—Property is stated at cost, net of accumulated depreciation. Additions, betterments and replacements of major units are capitalized. Expenditures for normal maintenance, repairs and replacements of minor units are charged to expense as incurred. Gains or losses realized from sales or retirements are reflected in operations currently.

Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 30 to 40 years for buildings, 3 to 10 years for furniture and equipment, and up to the lease term for leasehold improvements.

Advertising—Advertising costs are charged to expense during the year in which they are incurred.

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes—Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are calculated using tax rates in effect for the year in which the differences are expected to reverse.

Stockholders’ Equity and Earnings Per Share—Basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share include the effect of common stock equivalents that would arise from the exercise of stock options discussed in Note 12. Weighted shares outstanding are adjusted retroactively for the effect of stock dividends.

Weighted average shares outstanding at December 31 are as follows:

	2002	2001	2000
Basic	5,034,665	5,036,428	5,000,147
Common stock equivalents attributable to stock options	44,568	50,487	16,273

Diluted	5,079,233	5,086,915	5,016,420

The Company repurchased and retired 102,405 shares of common stock costing $1,251,269 in 2002; 12,101 shares costing $154,770 in 2001; and 77,508 shares costing $986,924 in 2000.

The repurchase plan expired in 2002.

Financial Accounting Standards Board (“FASB”)—In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting obligations associated with the retirement of long-lived assets and the associated asset retirement costs. The Statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect that adoption of SFAS No. 143 will have a material effect on the Company’s consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and provides guidance on classification and accounting for such asset when held-for-sale or abandonment. The Statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect that adoption of SFAS No. 144 will have a material effect on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements related to gains and losses from the extinguishment of debt, and is effective immediately. The Company’s adoption of SFAS No. 145 did not have a material effect on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the application of the provisions of this Statement will have a material impact on the Company’s consolidated financial statements.

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This Statement provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. The provisions of SFAS No. 147 reflect the following important conclusions reached by the Board:

The excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142, Goodwill and Other Intangible Assets. Thus, the specialized accounting guidance in paragraph 5 of FASB No.72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of that Statement.

Financial institutions meeting conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements. The objective of that restatement requirement is to present the balance sheet and income statement as if the amount accounted for under FASB No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date SFAS No. 142 was initially applied. (For example, a financial institution that adopted SFAS No. 142 on January 1, 2002 would retroactively reclassify the unidentifiable intangible asset to goodwill as of that date and restate previously issued income statements to remove the amortization expense recognized in 2002.) Those transition provisions are effective on October 1, 2002; however, early application is permitted.

The scope of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.

The Company does not expect that the application provisions of this Statement will have a material impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Statement is effective for 2002 (2003 for interim financial statements). The Company continues to account for stock-based compensation under the intrinsic value method and applies the disclosure requirements of FASB No. 148 in these consolidated financial statements. See Note 12.

Reclassifications—The 2001 and 2000 figures have been reclassified where appropriate to conform with the financial statement presentation used in 2002. These reclassifications had no effect on previously reported net income.

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Securities Available-for-Sale:

The amortized cost and estimated market values of securities available-for-sale at December 31 are as follows:

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Obligations of U.S. Government agencies	$1,021,407	$26,205	$—	$1,047,612
Obligations of states and political subdivisions (taxable)	118,000	—	—	118,000
Mortgage-backed securities	9,583,092	96,609	—	9,679,701

	$10,722,499	$122,814	$—	$10,845,313

	2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Obligations of U.S. Government agencies	$3,697,772	$231,736	$—	$3,929,508
Obligations of states and political subdivisions (taxable)	1,506,800	6,090	—	1,512,890
Mortgage-backed securities	14,452,343	232,021	—	14,684,364

	$19,656,915	$469,847	$—	$20,126,762

The amortized cost and estimated market value of securities at December 31, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations.

	2002		2001
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$1,021,407	$1,047,612	$—	$—
Due after one year through 5 years	—	—	3,697,772	3,929,508
Due after 5 years through 15 years	118,000	118,000	1,506,800	1,512,879
Mortgage-backed securities	9,583,092	9,679,701	14,452,343	14,684,375

	$10,722,499	$10,845,313	$19,656,915	$20,126,762

Gross realized gains and losses were $151,098 and $1,708, respectively, in 2002. Gross realized gains and losses were $300,643 and $49,640, respectively, in 2001. Gross realized losses on sales of securities were $24,322 in 2000.

At December 31, 2002, mortgage-backed securities with amortized costs of $4,675,770 (estimated market values of $4,713,171) were pledged to secure certain Treasury and public deposits as required by law.

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Loans:

Major classifications of loans at December 31 are as follows:

	2002	2001
Commercial loans	$94,345,057	$63,058,587
Real estate loans	222,726,647	169,775,925
Consumer loans	9,578,560	9,453,854

	326,650,264	242,288,366
Deferred loan origination fees	(1,393,600)	(1,110,693)

	325,256,664	241,177,673
Allowance for loan losses	(4,403,161)	(3,418,029)

	$320,853,503	$237,759,644

Scheduled maturities or repricing, if earlier, of loans at December 31, 2002 are as follows:

Three months or less	$157,218,928
Three months to one year	16,740,091
One year to three years	61,890,220
Three years to five years	68,694,714
Thereafter	22,106,311

$326,650,264

Allowance for Loan Losses:

	2002	2001	2000
Balance, beginning of year	$3,418,029	$2,148,676	$2,447,900
Provision charged to income	5,660,000	1,455,000	1,340,000
Loans charged against the allowance	(4,802,741)	(273,232)	(1,729,518)
Recoveries credited to allowance	127,873	87,585	90,294

Balance, end of year	$4,403,161	$3,418,029	$2,148,676

Restructured and other loans considered impaired, including all nonaccrual loans, totaled $6,509,336 and $5,601,238 at December 31, 2002 and 2001, respectively. The specific valuation allowance for loan losses related to these impaired loans was approximately $454,000 and $1,050,000 at December 31, 2002 and 2001, respectively. The average recorded investment in impaired loans was approximately $5,870,000 and $2,000,000 in 2002 and 2001, respectively. Interest income recognized on impaired loans during 2002 was approximately $292,000. Interest income recognized on impaired loans in 2001 and 2000 was not significant. Interest income which would have been realized on nonaccrual loans if they had remained current and still accruing was approximately $446,000, $371,000 and $31,000 in 2002, 2001 and 2000, respectively. Loans contractually past due 90 days or more on which interest continued to accrue totaled approximately $359,000 and $953,000 at December 31, 2002 and 2001, respectively.

A substantial portion of the loan portfolio is collateralized by real estate and is, therefore, susceptible to changes in local market conditions. Management believes that the loan portfolio is diversified among industry groups. At December 31, 2002, approximately 8% (11% at December 31, 2001) of the Bank’s loan portfolio was

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

concentrated in loans to the hotel and motel industry, with no other single industry group exceeding 5% of the portfolio. It is management’s opinion that the allowance for loan losses is adequate to absorb known and inherent risks in the loan portfolio. However, actual results may differ from estimates.

4.    Servicing:

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of serviced loans at December 31, 2002 and 2001 were $26,469,085 and $32,944,670, respectively.

The balance of capitalized loan servicing rights, net of valuation allowances, included in other assets was $64,636 and $83,675 at December 31, 2002 and 2001, respectively.

5.    Property:

Property at December 31 consists of the following:

	2002	2001
Land	$2,053,664	$2,053,664
Buildings and improvements	11,293,145	11,098,606
Furniture and equipment	5,063,913	4,515,037

	18,410,722	17,667,307
Less accumulated depreciation	5,168,922	4,361,572

	$13,241,800	$13,305,735

Lease Commitments—The Bank leases certain facilities for office locations under noncancelable operating lease agreements expiring through 2020. Rent expense related to these leases totaled $262,901, $253,918 and $212,011 in 2002, 2001 and 2000, respectively.

Property Leased to Others—The Bank leases approximately 82% of its Springfield Gateway building to others under noncancelable operating lease agreements extending through 2011.

Future minimum payments required under these leases are:

	Lease Commitments	Property Leased to Others
2003	$315,567	$414,749
2004	312,818	390,043
2005	251,518	338,202
2006	230,046	234,955
2007	154,553	110,072
Thereafter	1,067,177	357,698

	$2,331,679	$1,845,719

6.    Foreclosed Assets:

Foreclosed assets of $863,637, including subsequent improvements, at December 31, 2002 is included in other assets and recorded at fair value less estimated selling costs. There were no foreclosed assets at December 31, 2001.

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Deposits:

Scheduled maturities or repricing of time deposits at December 31 are as follows:

	2002	2001
Less than three months	$18,968,072	$12,974,165
Three months to one year	16,170,961	19,922,198
One to three years	15,589,208	7,840,750
Thereafter	1,741,397	788,715

8.    Federal Funds Purchased:

The Bank has uncollateralized federal funds borrowing lines available with correspondent banks totaling $36,000,000. At December 31, 2002, $9,000,000 of federal funds were purchased from correspondent banks. There were no borrowings against these lines at December 31, 2001.

9.    Federal Home Loan Bank Term Borrowings:

Federal Home Loan Bank term borrowings at December 31 are as follows:

	2002	2001
Due April 2004, 5.07%	$3,000,000	$3,000,000
Due May 2004, 5.35%	2,000,000	2,000,000
Due June 2004, 4.98%	5,000,000	5,000,000
Due July 2004, 5.16%	3,000,000	3,000,000
Due May 2005, 5.67%	1,000,000	1,000,000
Due June 2005, 5.26%	1,000,000	1,000,000
Due June 2007, 4.88%	4,000,000	—
Due July 2007, 4.45%	3,000,000	—
Due December 2007, 3.61%	1,000,000	—
Paid 2002	—	9,000,000

	$23,000,000	$24,000,000

The Bank has a borrowing limit with the FHLB totaling $44,400,000 ($21,400,000 available at December 31, 2002). FHLB stock, funds on deposit with FHLB, and loans are pledged as collateral for borrowings from FHLB.

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Income Taxes:

The provision for income taxes for the years ended December 31 consist of the following:

	2002	2001	2000
Currently payable:
Federal	$1,533,000	$3,397,000	$2,251,000
State	321,000	707,000	468,000

	1,854,000	4,104,000	2,719,000

Deferred:
Federal	271,000	(431,000)	276,000
State	56,000	(91,000)	58,000

	327,000	(522,000)	334,000

Total provision for income taxes	$2,181,000	$3,582,000	$3,053,000

The provision for deferred income taxes results from timing differences in the recognition of revenue and expenses for financial statement and tax purposes. The nature and tax effect of these differences for the years ended December 31 are as follows:

	2002	2001	2000
Loan fees and other loan basis adjustment differences between financial statement and tax purposes	$133,511	$(81,770)	$37,259
Loan loss deduction for tax purposes more (less) than provision for financial reporting purposes	35,254	(402,135)	191,532
Depreciation deduction differences between financial statement and tax purposes	47,291	—	(5,957)
Federal Home Loan Bank stock dividends	47,912	50,419	45,264
State income tax and other	63,032	(88,514)	65,902

	$327,000	$(522,000)	$334,000

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the years ended December 31 was as follows:

	2002	2001	2000
Expected federal income tax provision at 34%	$1,916,000	$3,163,000	$2,673,000
State income tax, net of federal income tax effect	249,000	407,000	347,000
Other nondeductible expenses	16,000	12,000	33,000

Provision for income taxes	$2,181,000	$3,582,000	$3,053,000

The tax benefit associated with stock option plans reduced taxes payable by $54,000, $24,000 and $13,000 at December 31, 2002, 2001 and 2000, respectively. Such benefit is credited to additional paid-in capital.

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred tax assets and liabilities at December 31 are as follows:

	2002	2001	2000
Assets:
Allowance for loan losses	$1,045,096	$1,088,302	$592,663
Basis adjustments on loans	75,104	144,507	60,252
Other	12,714	15,105	—
Net unrealized losses on securities	—	—	5,676

Total deferred tax assets	1,132,914	1,247,914	658,591

Liabilities:
Federal Home Loan Bank stock dividends	492,031	433,730	371,593
Excess tax over book depreciation	255,740	195,671	192,072
Net unrealized gains on securities	47,111	180,233	—
Other, principally loan origination costs	224,088	130,458	123,194

Total deferred tax liabilities	1,018,970	940,092	686,859

Net deferred tax assets (liabilities)	$113,944	$307,822	$(28,268)

Management believes that net deferred taxes will be recognized in the normal course of operations and, accordingly, net deferred tax assets have not been reduced by a valuation allowance.

11.    Retirement Plan:

The Bank has a 401(k) profit sharing plan covering substantially all employees. The plan provides for employee and employer contributions. The total plan expenses, including employer contributions, were $241,785, $388,917 and $328,355 in 2002, 2001 and 2000, respectively.

12.    Stock Option Plans:

The Company has Employee and Nonemployee Director Stock Option Plans that reserve shares of stock for issuance to employees and directors. Under the plans, the exercise price of each option must equal the greater of market price or net book value of the Company’s stock on the date of the grant, and the option’s maximum term is ten years. Options granted before 2000 vested at grant. For employee options granted in 2002, 2001 and 2000, vesting occurs over three- and four-year periods. Information with respect to options granted under the stock option plans, adjusted for stock splits and dividends, is as follows:

	2002		2001		2000
	Options Outstanding	Average Price Per Share	Options Outstanding	Average Price Per Share	Options Outstanding	Average Price Per Share
Balance, beginning of year	460,986	$10.94	360,048	$9.30	179,053	$10.45
Grants:
Employees	183,600	12.75	182,050	12.76	179,300	8.41
Directors	32,000	13.85	23,100	12.76	26,400	8.41
Exercised	(76,563)	8.64	(89,187)	8.35	(19,257)	8.54
Expired	(41,683)		(15,025)		(5,448)

Balance, end of year	558,340	$11.73	460,986	$10.94	360,048	$9.30

Options exercisable at end of year	214,099		216,424		218,588
Options available for grant at end of year	78,000		261,470		460,075

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company applies the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock option plans. No stock-based employee compensation expense is reflected in net income as all option grants under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the optional fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31
	2002	2001	2000
Net income—as reported	$3,454,419	$5,722,271	$4,808,048
Deduct total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(241,066)	(204,996)	(89,901)

Net income—pro forma	$3,213,353	$5,517,275	$4,718,147

Earnings per share:
Basic—as reported	0.69	1.14	0.96
Basic—pro forma	0.64	1.10	0.94
Diluted—as reported	0.68	1.12	0.96
Diluted—pro forma	0.63	1.08	0.94

The fair value of each option grant ($4.00, $3.13 and $2.21 in 2002, 2001 and 2000, respectively) is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000
Dividend yield	3.09%	3.33%	3.89%
Risk-free interest rate	3.98%	5.43%	6.50%
Expected life	4.93 years	4 years	4 years
Expected volatility	40.54%	31.60%	30.24%

Outstanding options at December 31, 2002 are as follows:

Shares		Price Per Share	Expiration
Exercisable	Total
17,270	17,270	$20.40	June 2003
81,675	144,355	8.41	September 2005
82,654	176,935	12.76	August 2006
500	5,500	12.76	September 2006
—	40,000	11.70	June 2012
—	4,000	12.77	August 2007
—	10,000	13.00	September 2012
32,000	161,600	13.85	December 2007

214,099	559,660

13.    Transactions with Related Parties:

The Bank has granted loans to officers and directors and to companies with which they are associated. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

time for comparable transactions with unrelated parties. Activity with respect to these loans during the year ended December 31, 2002 was as follows:

	2002	2001
Balance, Beginning of year	$1,541,519	$1,353,322
Additions or renewals	609,045	681,313
Amounts collected or renewed	(1,109,650)	(493,116)

Balance, end of year	$1,040,914	$1,541,519

In addition, there were $140,534 in commitments to extend credit to directors and officers at December 31, 2002, which are included as part of commitments in Note 14.

Real estate management fees of $47,209 were paid to director, Larry Campbell, during 2002.

14.    Financial Instruments with Off-Balance-Sheet Credit Risk:

In order to meet the financing needs of its customers, the Bank commits to extensions of credit and issues letters of credit. The Bank uses the same credit policies in making commitments and conditional obligations as it does for other products. In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments. The Bank’s collateral policies related to financial instruments with off-balance-sheet risk conform with its general underwriting guidelines.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Off-balance-sheet instruments at December 31 consist of the following:

	2002	2001
Commitments to extend credit (principally variable rate)	$84,263,897	$51,726,566
Letters of credit and financial guarantees written	3,796,945	4,398,845

15.    Fair Value Disclosures of Financial Instruments:

The following disclosures are made in accordance with provisions of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The use of different assumptions and estimation methods could have a significant effect on fair value amounts. Accordingly, the estimates of fair value herein are not necessarily indicative of the amounts that might be realized in a current market exchange.

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of the financial instruments at December 31 are as follows:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$23,351,772	$23,351,772	$31,790,046	$31,790,046
Securities	10,845,313	10,845,313	20,126,762	20,126,762
Loans held for sale	5,546,723	5,719,427	1,923,758	1,978,854
Loans, net of allowance for loan losses	320,853,503	323,123,362	237,759,644	242,899,991
Interest receivable	1,647,608	1,647,608	1,409,822	1,409,822
Federal Home Loan Bank stock	2,612,500	2,612,500	2,460,800	2,460,800

Financial liabilities:
Deposits	309,908,696	311,259,696	248,328,680	249,178,680
Federal funds purchased	9,000,000	9,000,000	—	—
Federal Home Loan Bank borrowings	23,000,000	24,217,000	24,000,000	24,835,000
Accrued interest payable	129,125	129,125	172,212	172,212

Cash and Cash Equivalents—The fair value approximates carrying amount.

Securities—Fair value is based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices from similar securities.

Loans Held for Sale—Fair value represents the anticipated proceeds from sale of the loans.

Loans—Fair value of fixed-rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Variable rate loans not at contractual floors have carrying amounts that are a reasonable estimate of fair value.

Deposits—Fair value of demand, interest-bearing demand and savings deposits is the amount payable on demand at the reporting date. Fair value of time deposits is estimated using the interest rates currently offered for the deposits of similar remaining maturities. In accordance with provisions of SFAS No. 107, the estimated fair values of deposits do not take into account the benefit that results from low-cost funding such deposits provide.

Federal Funds Purchased—The carrying amount is a reasonable estimate of fair value because of the short-term nature of these borrowings.

Federal Home Loan Bank Borrowings—Fair value of Federal Home Loan Bank borrowings is estimated by discounting future cash flows at rates currently available for debt with similar terms and remaining maturities.

Off-Balance-Sheet Financial Instruments—The carrying amount and fair value are based on fees charged for similar commitments and are not material.

16.    Commitments and Legal Contingencies:

During 2002, the Company entered into employment agreements with two key executives, Hal Brown and Daniel Hempy. The employment agreements provide for minimum aggregate annual base salaries of $330,000 in

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002, performance adjustments, life insurance coverage, incentive compensation, and other perquisites commonly found in such agreements. The employment agreements expire in 2005. Aggregate bonus expense to these executives of $80,000 was recorded in 2002.

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

17.    Regulatory Matters:

The Bank is subject to the regulations of certain federal and state agencies and receives periodic examinations by those regulatory authorities. In addition, the Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, and of Tier I capital to leverage assets. Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Total capital (to risk weighted assets)	$40,759,136	11.47%	$28,437,520	8%	$35,546,900	10%
Tier I capital (to risk weighted assets)	36,355,975	10.23%	14,219,260	4%	21,328,890	6%
Tier I capital (to leverage assets)	36,355,975	9.90%	14,695,440	4%	18,369,300	5%

As of December 31, 2001:
Total capital (to risk weighted assets)	$37,578,463	13.98%	$21,502,000	8%	$26,877,500	10%
Tier I capital (to risk weighted assets)	34,160,434	12.71%	10,751,000	4%	16,126,500	6%
Tier I capital (to leverage assets)	34,160,434	11.14%	12,269,760	4%	15,337,200	5%

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Parent Company Financial Information:

Financial information for Pacific Continental Corporation (Parent Company only) is presented below:

BALANCE SHEETS

December 31

	2002	2001
Assets:
Cash ($88,856 and $185,042 deposited with the Bank)	$88,856	$1,035,837
Prepaid expenses	4,000	2,500
Deferred income taxes	174,000	116,000
Investment in the Bank, at cost plus equity in earnings	36,431,678	34,450,045

	$36,698,534	$35,604,382

Liabilities and stockholders’ equity:
Liabilities	$—	$—
Stockholders’ equity	36,698,534	35,604,382

	$36,698,534	$35,604,382

STATEMENTS OF INCOME

For the Periods Ended December 31

	2002	2001	2000
Income:
Cash dividends from the Bank	$1,405,000	$1,995,000	$2,180,000
Interest income	5,798	2,082	2,519

	1,410,798	1,997,082	2,182,519

Expenses:
Investor relations	81,005	102,238	—
Legal and registration expense	42,435	46,198	126,149
Personnel costs paid to Bank	32,483	46,895	—

	155,923	195,331	126,149

Income before income tax benefit and equity in undistributed earnings of the Bank	1,254,875	1,801,751	2,056,370
Income tax benefit	58,000	75,000	28,000
Equity in undistributed earnings of the Bank	2,141,544	3,845,520	2,723,678

Net income	$3,454,419	$5,722,271	$4,808,048

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF CASH FLOWS

For the Periods Ended December 31

	2002	2001	2000
Cash flows from operating activities:
Net income	$3,454,419	$5,722,271	$4,808,048
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	(2,141,544)	(3,845,520)	(2,723,678)
Prepaid expenses	(1,500)	5,000	(7,500)
Deferred income taxes	(58,000)	(75,000)	(28,000)

Net cash provided by operating activities	1,253,375	1,806,751	2,048,870

Cash flows from financing activities:
Proceeds from stock options exercised	661,132	745,106	164,820
Dividends paid	(1,610,219)	(1,400,993)	(1,224,713)
Shares repurchased and retired	(1,251,269)	(154,770)	(986,924)

Net cash used in financing activities	(2,200,356)	(810,657)	(2,046,817)

Net increase (decrease) in cash	(946,981)	996,094	2,053
Cash, beginning of period	1,035,837	39,743	37,690

Cash, end of period	$88,856	$1,035,837	$39,743

ITEM 9     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

ITEM 10     Directors and Executive Officers of the Company

The information regarding “Directors and Executive Officers of the Registrant” of the Bank is incorporated by reference from the sections entitled “PROPOSAL NO. 1—ELECTION OF DIRECTORS—Nominees and Continuing Directors,” “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “COMPLIANCE WITH SECTION 16(a) FILING REQUIREMENTS” of the Company’s 2003 Annual Meeting Proxy Statement (the “Proxy Statement”).

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

ITEM 13     Certain Relationships and Related Transactions

The information regarding “Equity Compensation Plan Information” is incorporated by reference from the section entitled “EQUITY COMPENSATION PLAN INFORMATION” of the Proxy Statement.

ITEM 14     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before filing date of this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses therefore no corrective actions were taken.

ITEM 15     Exhibits and Reports on Form 8-K

(a)(2)    Financial Statement Schedules

All other schedules to the financial statements required by Regulation S-X are omitted because they are not applicable, not material, or because the information is included in the financial statements or related notes.

(a)(3)    Exhibit Index

Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.2	1995 Incentive Stock Option Plan (1)

10.3	1999 Employee Stock Option Plan (1)

10.4	1995 Director’s Stock Option Plan (1)

10.5	1999 Director’s Stock Option Plan (1)

10.6	Form of Executive Severance Agreement for Messrs. Gyde, Hagstrom, Reynolds, and Hansen and Ms. Thompson (1)

10.7	Form of Executive Employment Agreement for Daniel J. Hempy (2)

10.8	Form of Executive Employment Agreement for Hal Brown

23.1	Accountants Consent of Zirkle, Long & Triguiero, L.L.C.

99	Certifications Pursuant to 18 U.S.C. Section 1350

(b)    Reports on Form 8-K

 None

(1)	Incorporated by reference to Exhibits 3.1, 3.2, 10.2, 10.3, 10.4, 10.5, and 10.6 of the Company’s Quarterly Report on 10-Q for the Quarter ended June 30, 1999.
(2)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on 10-Q for the Quarter ended September 30, 2002.

We will furnish you with a copy of any exhibit upon written request and upon payment of $0.25 per page, which represents Pacific Continental Corporation’s reasonable costs in furnishing the exhibit requested. Written requests to obtain any exhibit should be sent to Michael A. Reynolds, Senior Vice President and Chief Financial Officer, Pacific Continental Corporation, PO Box 10727, Eugene, Oregon 97440-2727. Copies of exhibits may also be found on the Securities & Exchange Commission website at www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on March 18, 2003.

PACIFIC CONTINENTAL CORPORATION (Company)

By:	/s/ HAL BROWN
Hal Brown President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 18th day of March, 2003.

Principal Executive Officer

By	/s/ HAL BROWN Hal Brown	President and Chief Executive Officer and Director

Principal Financial and Accounting Officer

By	/s/ MICHAEL A. REYNOLDS Michael A. Reynolds	Senior Vice President and Chief Financial Officer

Remaining Directors

By	/s/ ROBERT A. BALLIN Robert A. Ballin	Director and Chairman of the Board

By	/s/ DONALD G. MONTGOMERY Donald G. Montgomery	Director Vice Chairman	By	/s/ MICHAEL D. HOLZGANG Michael D. Holzgang	Director

By	/s/ DONALD A. BICK Donald A. Bick	Director	By	/s/ RONALD F. TAYLOR Ronald F. Taylor	Director

By	/s/ LARRY G. CAMPBELL Larry G. Campbell	Director	By	/s/ DONALD L. KRAHMER Donald L. Krahmer, Jr.	Director

By	/s/ MICHAEL HOLCOMB Michael Holcomb	Director	By	/s/ JOHN H. RICKMAN John H. Rickman	Director

CERTIFICATION

I, Hal Brown, the President and Chief Executive Officer of Pacific Continental Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Pacific Continental Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: March 18, 2003

/s/ HAL BROWN
Hal Brown President and Chief Executive Officer

CERTIFICATION

I, Michael A. Reynolds, the Senior Vice President and Chief Financial Officer of Pacific Continental Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Pacific Continental Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers’ and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: March 18, 2003

/s/ MICHAEL A. REYNOLDS
Michael A. Reynolds Senior Vice President and Chief Financial Officer