Form 10-Q
period 2003-03-31
PACIFIC CONTINENTAL CORP
filed 2003-04-30
CIK 1084717

As Filed with the Securities & Exchange Commission on April 30, 2003

SECURITIES & EXCHANGE COMMISSION

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

SEC File Number:         0-30106

PACIFIC CONTINENTAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

OREGON	93-1269184
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

111 West 7th Avenue

Eugene, Oregon 97401

(address of Principal Executive Offices) (Zip Code)

(541) 686-8685

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate whether the Registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $1.00 par value, outstanding as of April 30, 2003: 5,055,237

PACIFIC CONTINENTAL CORPORATION

FORM 10-Q

QUARTERLY REPORT

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Consolidated Statements of Income: Three months ended March 31, 2003 and March 31, 2002	3

	Consolidated Statements of Comprehensive Income Three months ended March 31, 2003 and March 31, 2002	4

	Consolidated Balance Sheets: March 31, 2003, December 31, 2002 and March 31, 2002	5

	Consolidated Statements of Cash Flows: Three months ended March 31, 2003 and March 31, 2002	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Market Risk and Balance Sheet Management	13

Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	none

Item 2.	Changes in Securities	none

Item 3.	Defaults Upon Senior Securities	none

Item 4.	Submission of Matters to a Vote of Security Holders	none

Item 5.	Other Information	none

Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES		16

CERTIFICATIONS		17

PART I    FINANCIAL INFORMATION

CONSOLIDATED INCOME STATEMENT

Amounts in $ 000’s

(Unaudited)

	Quarter ended March 31,
	2003	2002
Interest income
Loans	$6,330	$5,275
Securities	103	301
Dividends from Federal Home Loan Bank	36	36
Federal funds sold	8	26

	6,477	5,638

Interest expense
Deposits	754	760
Federal Home Loan Bank term borrowings	300	289
Federal funds purchased	39	10

	1,093	1,059

Net interest income	5,384	4,579

Provision for loan losses	600	2,485

Net interest income after provision	4,784	2,094

Noninterest income
Service charges on deposit accounts	358	283
Other fee income, principally bankcard processing	696	606
Loan servicing	87	105
Mortgage banking income and gains on sales of loans	573	121
Gain (loss) on sale of securities	0	149
Other	107	82

	1,821	1,346

Noninterest expense
Salaries and employee benefits	2,238	1,584
Premises and equipment	392	348
Bankcard processing	547	426
Business development	311	218
Other	767	686

	4,255	3,262

Income before income taxes	2,350	178

Provision for income taxes	904	68

Net income	$1,446	$110

Earnings per share
Basic	$0.29	$0.02

Diluted	$0.28	$0.02

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Amounts in $ 000’s

(Unaudited)

	Quarter ended March 31,
	2003	2002
Net income	$1,446	$110

Unrealized gains (losses) on Investment Securities
Unrealized gains (losses) arising during the period	(81)	(112)
Reclassification for (gains) losses included in statement of income	0	(149)

	(81)	(261)
Income tax (expense) benefit	31	100

Net unrealized gains (losses) on securities available for sale	(50)	(161)

Comprehensive income (loss)	$1,396	$(51)

CONSOLIDATED BALANCE SHEET

Amounts in $ 000’s

(Unaudited)

	Mar. 31, 2003	Dec. 31, 2002	Mar. 31, 2002
ASSETS
Cash and due from banks	$15,401	$21,697	$16,168
Federal funds sold	9,192	1,655	270

Total cash and cash equivalents	24,593	23,352	16,348

Securities available-for-sale	11,046	10,845	14,667
Loans held for sale	3,568	5,547	3,138
Loans, less allowance for loan losses	333,060	320,854	256,891
Interest receivable	1,530	1,648	1,397
Federal Home Loan Bank stock	2,649	2,611	2,497
Property, net of accumulated depreciation	13,311	13,242	13,196
Foreclosed assets	664	864	864
Deferred income taxes	145	114	293
Other assets	426	769	615

Total assets	390,992	379,846	309,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	106,820	109,282	79,649
Savings and interest-bearing checking	145,800	148,157	128,557
Time $100,000 and over	39,626	27,620	23,725
Other time	29,630	24,850	19,570

Total deposits	321,876	309,909	251,501

Federal funds purchased	0	9,000	900
Federal Home Loan Bank term borrowings	30,000	23,000	22,000
Accrued interest and other payables	1,349	1,239	596

Total liabilities	353,225	343,148	274,997

Stockholders’ equity
Common stock	5,054	5,040	5,048
Surplus	21,041	20,927	20,650
Retained earnings	11,646	10,655	9,083
Accumulated other comprehensive loss	26	76	128

	37,767	36,698	34,909

Total liabilities and stockholders’ equity	$390,992	$379,846	$309,906

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in $ 000’s

(Unaudited)

	For three months ended March 31,
	2003	2002
Cash flows from operating activity:
Net income	$1,446	$110
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	214	207
Provision for loan losses	600	2,485
Change in loans held for sale	1,979	(1,215)
Gain on sales of loans	(130)	—
Change in interest receivable and other assets	430	(33)
Change in payables and other liabilities	134	361
Other adjustments	(569)	(371)

Net cash provided by operating activities	4,104	1,544

Cash flows from investing activities
Proceeds from sales and maturities of securities	3,343	7,931
Purchase of securities	(3,665)	(2,496)
Loans made net of principal collections	(20,747)	(23,752)
Proceeds from sale of loans	7,940	—
Purchase of property	(284)	(97)

Net cash used in investing activities	(13,413)	(18,414)

Cash flows from financing activities
Net increase in deposits	11,967	3,173
Increase (decrease) in fed funds purchased	(9,000)	900
Increase (decrease) in Federal Home Loan Bank borrowings	7,000	(2,000)
Proceeds from stock options exercised	128	46
Dividends paid	455	(404)
Repurchase of shares	—	(285)

Net cash provided by financing activities	10,550	1,429

Net decrease in cash and cash equivalents	1,241	(15,352)

Cash and cash equivalents, beginning of period	23,352	31,790

Cash and cash equivalents, end of period	24,593	$16,348

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A complete set of Notes to Consolidated Financial Statements is a part of the Bank’s Form 10-K filed March 18, 2003. The notes below are included because of material changes in the financial statements or to provide the reader with additional information not otherwise available. All numbers in the following notes are expressed in dollar thousands, except per share data.

1. Basis of Presentation

The accompanying interim condensed consolidated financial statements include the accounts of Pacific Continental Corporation (the “Company”), a bank holding company, and its wholly-owned subsidiary, Pacific Continental Bank (the “Bank”) and the Bank’s wholly owned subsidiaries, PCB Services Corporation (which owns and operates bank-related real estate) and PCB Loan Services Corporation (which presently operates one motel property for the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The balance sheet data as of December 31, 2002 was derived from audited financial statements, but does not include all disclosures contained in the Company’s 2002 Form 10-K.

The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2002 consolidated financial statements, including the notes thereto, included in the Company’s 2002 Form 10-K.

2. Stock Option Plans

The Company applies the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, in accounting for its stock option plans. Accordingly, stock-based employee compensation expense is reflected in net income as all options were granted at an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the optional fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Quarter Ended
	March 31, 2003	March 31, 2002
Net income – as reported	$1,446	$110
Deduct total stock-based employee compensation expense determined under fair value for all awards, net of related tax effects	(90)	(60)

Net income – pro forma	$1,356	$50

Earnings per share
Basic – as reported	$0.29	$0.02
Basic – pro forma	$0.27	$0.01
Diluted – as reported	$0.28	$0.02
Diluted – pro forma	$0.26	$0.01

3. Loans

Major classifications of loans at March 31, 2003, December 31, 2002, and March 31, 2002 are as follows:

	March 31, 2003	December 31, 2002	March 31, 2002
Commercial loans	$97,385	$94,345	$71,979
Real estate loans	232,956	222,727	180,251
Consumer loans	9,139	9,579	9,382

	339,480	326,651	261,612
Deferred loan origination fees	(1,437)	(1,394)	(1,199)

	338,043	325,257	260,413
Allowance for loan losses	(4,983)	(4,403)	(3,522)

	$333,060	$320,854	$256,891

Allowance for loan losses

	2003	2002
Balance, January 1	$4,403	$3,418
Provision charged to income	600	2,485
Loans (charged) recovered against allowance	(20)	(2,381)

Balance, March 31	$4,983	$3,522

The recorded investment in restructured and other impaired loans totaled $6,669 and $7,581 at March 31, 2003 and 2002, respectively. The specific valuation allowance for loan losses related to these impaired loans was approximately $362 and $800 at March 31, 2003 and 2002, respectively and is included in the ending allowances shown above. The average recorded investment in impaired loans was approximately $7,000 and $7,400 during the first quarter 2003 and 2002, respectively. Interest income recognized on restructured and impaired loans was $30 and $100 during the first quarter 2003 and 2002, respectively.

During the first quarter 2002, the Company foreclosed and assumed ownership of two hotel properties on the Oregon coast, which secured loans to a single borrower. This foreclosure and resulting loan loss accounted for $2,364 of net loan losses recorded during the first quarter 2002.

A substantial portion of the loan portfolio is collateralized by real estate, and is, therefore, susceptible to changes in local market conditions. Management believes that the loan portfolio is diversified among industry groups. At March 31, 2003, approximately 8% of the Bank’s loan portfolio was concentrated in loans to the hotel and motel industry, with no other single industry group exceeding 5% of the portfolio. That compares to a concentration in the hotel and motel industry of 8% and 10% at December 31, 2002 and March 31, 2002, respectively. It is management’s opinion that the allowance for loan losses is adequate to absorb known and inherent risks in the loan portfolio. However, actual results may differ from estimates.

4. Other real estate owned

At March 31, 2003, the Bank had $664 in other real estate owned, which consisted of one motel property in the state of Oregon. During the first quarter 2002, the Bank foreclosed and assumed ownership of two properties. During the first quarter 2003, the Bank sold one of the motel properties that resulted in a gain on the sale of other real estate of $86 and reduced other real estate owned by $200 from December 31, 2002. The bank has engaged a professional hotel/motel management firm to operate the remaining property and a commercial real estate broker to manage the sale process. The remaining motel property is presently being actively marketed. Improvements made to the property during the Bank’s ownership will be added to the balance of other real estate owned. During the first three months of 2003, the two properties had pre-tax operating income of $57, which included the gain on the property sale.

Item 2. Management’s Discussion and Analysis

The following discussion contains a review of Pacific Continental Corporation and its wholly owned subsidiary Pacific Continental Bank operating results and financial condition for the first quarter of 2003. When warranted, comparisons are made to the same period in 2002 and to the previous year ended December 31, 2002. The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company’s Form 10-K for the previous year ended December 31, 2002, which contains additional statistics and explanations. All numbers, except per share data, are expressed in thousands of dollars.

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

HIGHLIGHTS

Earnings in the first quarter of 2003 were $1,446 compared to net income of $110 in the first quarter 2002. Earnings per diluted share were $0.28 for the current quarter compared to $0.02 for the same quarter last year. Return on assets and return on equity for the first quarter 2003 were 1.53% and 15.54%, respectively, compared to 0.14% and 1.21% for the comparable period of 2002. Earnings for the first quarter 2002 were negatively impacted by a $2,485 provision for loan losses related to charge offs on two motel properties.

Operating revenue, which consists of net interest income plus noninterest income was $7,205 for the current quarter, up 22% over $5,925 reported for the same quarter for 2002. Growth in operating revenue was driven by an 18% increase in net interest income and a 35% increase in noninterest income.

Period end assets at March 31, 2003, were $390,992, a 26% increase over one year ago. Average assets for the first quarter of 2003 were $383,197, up 24% over average assets in the same quarter one-year ago. Net loans, including loans held for sale, increased approximately $10,500 during the first quarter when compared to December 31, 2002. During the current quarter, the Bank sold $7,963 in loans to other banks. Period end loans at March 31, 2003 were up 30% over the same period last year.

During the first quarter 2003, the Bank opened its third office in the metropolitan Portland area, and it first in the Portland financial district at the KOIN Center. The KOIN Center office provides the Bank with a Portland anchor that compliments existing offices and can support future metropolitan locations. The Bank now operates eleven banking offices and one consumer finance office in four Oregon counties.

Subsequent Event: On April 11, 2003, the Bank entered into an agreement to pay approximately $6,600 in cash to purchase consumer finance loans and other business assets associated with the Coos Bay, Oregon office of CitiFinancial. This transaction is expected to be completed by April 30, 2003. The Bank will continue to operate this office in its same location as Pacific Continental Finance (division of the Bank). The consumer finance division of the Bank commenced operations in February 2002 with an office in Eugene. With the acquisition of the Coos Bay location, Pacific Continental Finance will operate in two Oregon locations with outstanding loans of approximately $8,900.

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

Net interest income prior to the provision for loan loss, in the first quarter of 2003 increased $805, or 18%, over same period in 2002. This increase was the result of growth of earning assets. Average earning assets in the current quarter increased 26% from $279,196 in the first quarter 2002 to $352,413 in the first quarter 2003.

Net interest margin as a percentage of earning assets was 6.20% in the first quarter of 2003 compared to 6.65% in the same time period in 2002. Earning asset yields in the current quarter were 7.45% compared to 8.18% last year, a decline of 0.73%. Cost of liabilities fell by 0.29% during the same time period from 1.57% to 1.28%. Costs of interest-bearing liabilities have stabilized over the past six months and resulted in a practical floor for the funding costs of a significant portion of the bank’s deposits. The net interest margin as a percentage of earning assets has been under pressure as evidenced by declining quarterly margins over the past four quarters; 6.63% second quarter 2002, 6.27% third quarter 2002, 6.27% fourth quarter 2002, 6.20% first quarter 2003. The net interest margin in the first quarter 2003 benefited from increased loan fees. The sale of approximately $7,900 in loans accelerated recognition of approximately $55 of deferred loan fees, which added about 0.15% to earning asset yields. Excluding the accelerated loan fees during the current quarter, the net interest margin would have been 6.06%.

Further compression of the margin is expected during 2003 as earning asset yields are projected to decline in future quarters considering the loss of interest rate floors on variable rate loans, refinancing of existing fixed rate loans at lower rates, and the lower interest rates on new loan production. While earning asset yields are expected to continue to decline, further opportunities to lower the cost of funds are limited, as market interest rates appear to have stabilized and rates on deposits have reached practical floors.

A detailed comparison of interest income and interest expense between first quarter 2003 and first quarter 2002 shows that interest income increased by $839. Increased volume of earning assets improved interest income by $1,595, which was offset by lower yields on earning assets reducing interest income by $756. First quarter 2003 interest expense increased $34 over the same quarter last year. The increased volume of interest-bearing liabilities increased interest expense by $412, which was offset by a decrease in interest expense of $378 due to lower rates.

Provision for Loan Losses

Below is a summary of the Company’s allowance for loan losses for the first three months of 2003:

2003
Balance, December 31, 2002	$4,403
Provision charged to income	600
Loans charged off	(82)
Recoveries credited to allowance	62

Balance, March 31, 2003	$4,983

The first quarter 2003 provision for loan losses was $600, compared to $2,485 for the same quarter last year. The provision for loan losses for the first quarter 2002 reflects the loss of $2,364 recorded during the quarter related to two motel properties. The allowance for loan losses at March 31, 2003 was 1.46% of period end loans compared to 1.33% and 1.34% at December 31, 2002 and March 31, 2002, respectively. The allowance at March 31, 2003 includes $362 in specific allowance (included in the ending allowance above) for impaired loans, which total $6,669. Impaired loans include $4,773 nonaccrual loans and $1,896 of restructured and performing loans. At December 31, 2002, the Company had $6,509 of restructured and impaired loans with a specific allowance of $454 assigned. At March 31, 2002, the Company had $7,581 of restructured and impaired loans with a specific allowance of $800 assigned.

During the first quarter 2003, the Company sold one of the motel properties that had previously been classified as other real estate owned. This sale resulted in a gain of $86 during the quarter and a corresponding decline of $200 in the other real estate owned asset. The remaining motel property accounts for the entire balance of other real estate owned of $664 at March 31, 2003. The property is being operated by a professional hotel/motel management firm engaged by the Company. The Company engaged a professional engineering study on the repairs required on this property and has received a bid for repairs. The property is being actively marketed in an “as is” condition and in consideration of the estimated repair costs. The Company does not presently anticipate any future loss on the sale of the remaining motel property. For the quarter ending March 31, 2003, the two properties had pre-tax operating earnings of $57, including the $86 gain on sale of other real estate. The remaining motel property is expected to generate pre-tax income during the second and third quarters of 2003.

During the first quarter 2003, the Company made progress in negotiations with two borrowers to accept deeds in lieu of foreclosure. Loans to these two borrowers totaled $3,854 and were both on nonaccrual status. The largest of these loans is a $3,249 loan secured by a Portland, Oregon area motel property. The other loan of $605 is secured by a gas station and an adjoining car wash. The Company expects to reclassify these nonaccrual loans as other real estate assets, possibly as early as the second quarter 2003. These negotiations and actions, if successful, will allow the bank to more quickly gain title to the properties, faster than through the more prolonged foreclosure process. Gaining title would allow for both properties to be actively marketed by the Company. The Company has received recent appraisals on both properties securing the loans and does not presently anticipate any additional write-downs with respect to these loans as a result of the transfer to other real estate, nor does it expect losses from any subsequent sale.

Loans in the hotel/motel industry totaled $26,300 or 8% of outstanding loans at March 31, 2003, including the $3,249 loan presently on nonaccrual status. Management has carefully evaluated this concentration and believes it has recognized and reserved for all known and estimated losses. Nonaccrual loans and foreclosed property in the hotel and motel industry totaled $3,913 or 71% of total nonperforming assets at quarter end. The ultimate collectability of loans and sale of properties is affected by the health of the regional hotel/motel industry, which has suffered both a national and regional decline over the past 18 months. In view of the uncertainties in the hotel/motel industry, the Company is carefully monitoring loans made by the Bank and related properties taken in foreclosure in this industry. Accordingly, it is possible that additional loans may go on nonaccrual status or that further losses, increased provisions for loan losses, and higher noninterest expense may be experienced related to loans in the motel/hotel industry. Given the impact of the weak economy on the motel/hotel industry, it is the Bank’s present intention to limit and decrease its concentration in this industry as the loan portfolio grows. The following table shows a summary of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned for the periods covered in this report:

	Mar. 31, 2003	Dec. 31, 2002	Mar. 31, 2002
Nonaccrual loans	$5,014	$6,176	$6,020
90 days past due and accruing interest	39	359	901

Total nonperforming loans	5,053	6,535	6,921
Nonperforming loans guaranteed by government	(241)	(1,563)	(934)

Net nonperforming loans	4,812	4,972	5,987
Foreclosed properties	664	864	864

Total nonperforming assets, net of guaranteed	$5,476	$5,836	$6,851

Noninterest Income

Noninterest income increased $475 or 35% in the first quarter of 2003 when compared to the same period in 2002. The majority of growth in noninterest income was attributable to three categories. Service charges on deposit accounts grew by $75 or 27% over last year due to increased number of clients and increased fees on analyzed business accounts. Other fees, which include bankcard processing fees were up $90 or 15% due to increased clients and transaction volumes. Mortgage banking income and gains on sales of loans were $573, an increase of $452 or 374% over last year. Mortgage banking noninterest income generated from originations of residential mortgages improved by $443 in first quarter 2003 compared to first quarter 2002, while gains on sales of loans were up $130 over last year. Approximately $22,000 of residential mortgages were originated during the current quarter compared to $7,000 for the same quarter last year. The first quarter 2003 revenues and originations reflect the current low long-term interest rates, the level of new home sales, and refinancing of existing mortgages. Gains on sales of loans were $130 during the current quarter, resulting from the sale of approximately $7,900 of commercial real estate loans. No gains on sales of loans were recorded during the first quarter last year. Gains on the sales of securities declined $149 from first quarter 2002 as no gains were recorded during the current quarter compared to $149 in gains for the same quarter last year.

Noninterest Expense

Noninterest expense in the current quarter increased $993 or 30% over the same period in 2002. Salaries and employee benefits accounted for most of the increase, up $654 or 41% from the previous year. The increase in salaries and benefits resulted from three factors; an increase of $181 in salaries due to regular salary increases and additional FTE’s for the new KOIN Center office in the Portland, Oregon financial district; an increase of $130 in commissions paid to residential mortgage originators; an increase of $342 for benefits and taxes, primarily due to accruals for incentive based pay, including estimated 401k contributions. Incentive based pay and 401k contribution accruals are based to a large degree on the financial performance of the Company. The first quarter 2002 financial results did not meet the incentive or 401k criteria and no accruals or expense was recorded during that quarter. Merchant bankcard processing expense increased $121 or 28% in the first quarter 2003 over the same quarter last year and reflected an increase in the client base and transaction volumes. During the first quarter 2003, the Bank began conversion to a new third party processor for its merchant bankcard processing. It is expected that processing expenses will decrease when the conversion is completed during the second quarter 2003. The $81 or 12% increase in the other expense category was attributable to higher legal fees, accounting fees, and consulting fees.

LIQUIDITY

Liquidity is the term used to define the Company’s ability to meet its financial commitments. The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds. The Company derives liquidity primarily through core deposit growth, the maturity of investment securities, and loan payments. Core deposits include demand, interest checking, money market, savings and local time deposits. Additional liquidity is provided through sales of loans, access to national CD markets, public deposits and both secured and unsecured borrowings. As a percentage of total deposits, core deposits were 88% at March 31, 2003 compared to 96% at March 31, 2002. Because of seasonal construction and economic activity and client payment of various tax obligations, the Company traditionally experiences a decline or slower growth of core deposits during the first quarter of each year. During the first quarter 2003, the Company experienced approximately a $5,000 decline in core deposits from December 31, 2002. During the quarter, the Company originated approximately $19,000 in new loans, excluding residential mortgage loans, which are sold in the secondary market. Loan growth during the quarter was primarily funded through loan sales of approximately $7,900, increased national CDs and public deposits of approximately $15,000. While core deposits declined during the first quarter from year end totals, average core deposits in the current quarter increased nearly $31,000 or 13% over 2002 for the same period. At March 31, 2003, the Company had overnight and term borrowing lines of $90,000 with various correspondent banks, the Federal Home Loan Bank of Seattle, and the Federal Reserve Bank of San Francisco. At the end of the quarter, $60,000 of overnight borrowings were available to the Company. In addition, the Company’s loan portfolio contains $18,800 in marketable government guaranteed loans.

CAPITAL RESOURCES

Capital is the shareholder’s investment in the Company. Capital grows through the retention of earnings and the issuance of new stock through the exercise of incentive options and decreases through the payment of dividends and share repurchase programs. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Banking regulations require the Company to maintain minimum levels of capital. The Company manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating). At March 31, 2003, the Company’s total capital to risk weighted assets was 11.47%, compared to 12.74% at March 31, 2002.

The Company’s board of directors reviews its dividend considerations so that cash dividends, when and if declared by the Company, would typically be paid in mid-March, June, September, and December of each year. On February 13, 2003, the Company declared its first quarter dividend of $0.09 per share paid on March 17, 2003 to shareholders of record on February 28, 2003. The Company expects to maintain the $0.09 per share dividend per quarter during 2003, which would result in an annual dividend of $0.36 per share, which would equate to a 12.5% increase over the prior year.

The Company projects that earnings retention and existing capital will be sufficient to fund anticipated asset growth and shareholder dividends, while maintaining a well-capitalized designation from the FDIC.

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

The following table shows the estimated impact of the various interest rate scenarios used in the software modeling based on data provided by the Company to the Federal Home Loan Bank at March 31, 2003. The table shows estimates of changes in net interest income. For illustrative purposes the base figure of $21,835 used in the interest rate shock analysis is the annualized actual net interest income for the first three months of 2003. Due to the various assumptions used for this modeling, no assurance can be given that projections will reflect actual results.

Interest Rate Shock Analysis

Net Interest Income and Market Value Performance

(dollars in thousands)

Projected Interest Rate Change	Net Interest Income
	Estimated Value	$ Change from Base	% Change from Base
+200	24,167	2,332	10.68%
+100	22,960	1,125	5.15%
Base	21,835	0	0.00%
-100	20,571	(1,264)	-5.79%
-200	18,654	(3,181)	-14.57%

Gradual Interest Rate Movement Forecast

Net Interest Income and Market Value Performance

(dollars, in thousands)

Projected Interest Rate Change	Net Interest Income
	Estimated Value	$ Change from Base	% Change from Base
Rising 2.40%	23,551	1,716	7.86%
Base	21,835	0	0.00%
Declining 2.40%	19,981	(1,854)	-8.49%

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

PART II    OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
3.1	Amendment to Bylaws
3.2	Bylaws
10.1	Executive Severance Agreement for Roger Busse
99	Certifications Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

A Report on Form 8-K was filed by Pacific Continental Corporation on January 22, 2003 that announced earnings for the fourth quarter and year-end December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION (Registrant)

Dated April 30, 2003	/s/ HAL BROWN
Hal Brown President and Chief Executive Officer

Dated April 30, 2003	/s/ MICHAEL A. REYNOLDS
Michael A. Reynolds Senior Vice President and Chief Financial Officer

CERTIFICATION

I, Hal Brown, the President and Chief Executive Officer of Pacific Continental Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pacific Continental Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: April 30, 2003

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

Date: April 30, 2003

/s/ MICHAEL A. REYNOLDS
Michael A. Reynolds Senior Vice President and Chief Financial Officer