Form 10-Q
period 2003-06-30
PACIFIC CONTINENTAL CORP
filed 2003-08-05
CIK 1084717

As Filed with the Securities & Exchange Commission on August 5, 2003

SECURITIES & EXCHANGE COMMISSION

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $1.00 par value, outstanding as of July 31, 2003:  5,061,987

PACIFIC CONTINENTAL CORPORATION

FORM 10-Q

QUARTERLY REPORT

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Income: Six months ended June 30, 2003, and June 30, 2002	3

	Consolidated Statements of Comprehensive Income Six months ended June 30, 2003 and June 30, 2002	4

	Consolidated Balance sheets: June 30, 2003, December 31, 2002 and June 30, 2002	5

	Consolidated Statements of Cash Flows: Six months ended June 30, 2003 and June 30, 2002	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Market Risk and Balance Sheet Management	15

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	none

Item 2.	Changes in Securities	none

Item 3.	Defaults Upon Senior Securities	none

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	none

Item 6.	Exhibits and Reports on Form 8-K	19

SIGNATURES		20

PART I

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

Amounts in $1,000’s

(Unaudited)

	Quarter ended June 30,		Year to date June 30,
	2003	2002	2003	2002
Interest income
Loans	$6,628	$5,700	$12,598	$10,975
Securities	77	202	180	499
Dividends on Federal Home Loan Bank stock	31	38	67	74
Federal funds sold	6	12	14	41

	6,742	5,951	13,219	11,589

Interest expense
Deposits	763	773	1,517	1,533
Federal Home Loan Bank borrowings	314	301	614	590
Federal funds purchased	25	27	64	37

	1,102	1,101	2,195	2,160

Net interest income	5,640	4,850	11,024	9,429

Provision for loan losses	200	525	800	3,010

Net interest income after provision	5,440	4,325	10,224	6,419

Noninterest income
Service charges on deposit accounts	395	307	753	604
Other fee income, principally bankcard	819	669	1,515	1,247
Loan servicing fees	24	92	111	197
Mortgage banking income and gains on loan sales	376	111	949	232
Gain (loss) on sale of securities	0	0	0	150
Other noninterest income	69	63	176	157

	1,682	1,241	3,503	2,587

Noninterest expense
Salaries and employee benefits	2,160	1,842	4,398	3,426
Premises and equipment	405	334	797	682
Bankcard processing	594	488	1,141	914
Business development	139	195	450	413
Other noninterest expense	996	593	1,763	1,279

	4,294	3,452	8,549	6,714

Income before income taxes	2,828	2,114	5,178	2,292
Provision for income taxes	1,085	787	1,989	855

Net income	$1,743	$1,327	$3,189	$1,437

Earnings per share
Basic	$0.34	$0.26	$0.63	$0.29

Diluted	$0.34	$0.26	$0.62	$0.28

Weighted average shares outstanding
Basic	5,056	5,023	5,051	5,040

Common stock equivalents attributable to stock options	99	50	93	50

Diluted	5,155	5,073	5,144	5,090

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Amounts in $1,000’s

(Unaudited)

	Quarter ended June 30,		Year to date June 30,
	2003	2002	2003	2002
Net income	$1,743	$1,327	$3,189	$1,437

Unrealized gains (losses) on Investment Securities
Unrealized gains (losses) arising during the period	(135)	42	(216)	(70)
Reclassification for (gains) losses included in statement of income	0	0	0	(150)

	(135)	42	(216)	(220)
Income tax (expense) benefit	52	(16)	83	85

Net unrealized gains (losses) on securities available for sale	(83)	26	(133)	(135)

Comprehensive Income	$1,660	$1,353	$3,056	$1,302

CONSOLIDATED BALANCE SHEETS

Amounts in $1,000’s

(Unaudited)

	June 30, 2003	December, 31, 2002	June 30, 2002
Assets
Cash and due from banks	$17,917	$21,697	$16,178
Federal funds sold	9,719	1,655	13,582

Total cash and cash equivalents	27,636	23,352	29,760

Securities available-for-sale	12,058	10,845	12,513
Loans held for sale	3,881	5,547	2,416
Loans, less allowance for loan losses	345,152	320,854	282,617
Interest receivable	1,489	1,648	1,338
Federal home loan bank stock	2,679	2,611	2,535
Property, net of accumulated depreciation	13,190	13,242	13,163
Foreclosed assets	3,152	864	864
Deferred income taxes	196	114	276
Other assets	683	769	431

Total assets	410,116	379,846	345,913

Liabilities and stockholders’ equity
Deposits
Noninterest-bearing demand	113,444	109,282	86,796
Savings and interest-bearing checking	150,428	148,157	141,430
Time $100,000 and over	47,171	27,620	30,602
Other time	29,776	24,850	24,377

	340,819	309,909	283,205

Federal funds purchased	—	9,000	—
Federal Home Loan Bank term advances	29,500	23,000	26,000
Accrued interest and other liabilities	764	1,239	1,375

Total liabilities	371,083	343,148	310,580

Stockholders’ equity
Common stock	5,060	5,040	5,020
Surplus	21,096	20,927	20,719
Retained earnings	12,934	10,655	9,440
Accumulated other comprehensive income (loss)	(57)	76	154

Total stockholders’ equity	39,033	36,698	35,333

	$410,116	$379,846	$345,913

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in $1,000’s

(Unaudited)

	For six months ended June 30,
	2003	2002
Cash flows from operating activity:
Net income	$3,189	$1,437
Adjustments to reconcile net income to net cash provided By operating activities
Depreciation	438	419
Provision for loan losses	800	3,010
Provision for losses on foreclosed assets	314	—
Change in loans held for sale	1,666	(452)
Change in interest receivable and other assets	(55)	(727)
Change in payables and other liabilities	(475)	(242)
Other adjustments	293	(378)

Net cash provided by operating activities	6,170	3,067

Cash flows from investing activities
Proceeds from sales and maturities of securities	6,227	10,358
Purchase of securities	(7,506)	(2,819)
Loans made net of principal collections	(29,012)	(47,666)
Proceeds from sale of loans	7,940	—
Acquisition	(6,863)	—
Purchase of property	(360)	(277)

Net cash used in investing activities	(29,575)	(40,403)

Cash flows from financing activities
Net increase in deposits	30,910	34,877
Decrease in fed funds purchased	(9,000)	—
Increase in Federal Home Loan Bank borrowings	6,500	2,000
Repurchase of shares	—	(1,251)
Proceeds from stock options exercised	188	486
Dividends paid	(910)	(805)

Net cash provided by financing activities	27,689	35,306

Net increase in cash and cash equivalents	4,284	(2,030)

Cash and cash equivalents, beginning of period	23,352	31,790

Cash and cash equivalents, end of period	$27,636	$29,760

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

1. Basis of Presentation

The accompanying interim condensed consolidated financial statements include the accounts of Pacific Continental Corporation (the “Company”), a bank holding company, and its wholly-owned subsidiary, Pacific Continental Bank (the “Bank”) and the Bank’s wholly owned subsidiaries, PCB Services Corporation (which owns and operates bank-related real estate) and PCB Loan Services Corporation (which presently operates two motel properties for the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

2. Stock Option Plans

The Company applies the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, in accounting for its stock option plans. Accordingly, no stock-based employee compensation expense is reflected in net income as all options were granted at an exercise price equal to the market value of the underlying common stock on the date of the grant. The following tables illustrate the effect on net income and earnings per share year-to-date June 30, 2003 and for the second quarter ended June 30, 2003 if the Company had applied the optional fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year-to-Date
	June 30, 2003	June 30, 2002
Net income – as reported	$3,189	$1,437
Deduct total stock-based employee compensation expense determined under fair value for all awards, net of related tax effects	(180)	(120)
Net income – pro forma	$3,009	$1,317

Earnings per share
Basic – as reported	$0.63	$0.29
Basic – pro forma	$0.60	$0.26
Diluted – as reported	$0.62	$0.28
Diluted – pro forma	$0.58	$0.26

	For the Quarter Ended
	June 30, 2003	June 30, 2002
Net income – as reported	$1,743	$1,327
Deduct total stock-based employee compensation expense determined under fair value for all awards, net of related tax effects	(90)	(60)
Net income – pro forma	$1,653	$1,267

Earnings per share
Basic – as reported	$0.34	$0.26
Basic – pro forma	$0.33	$0.25
Diluted – as reported	$0.34	$0.26
Diluted – pro forma	$0.32	$0.25

3. Loans

Major classifications of loans at June 30, 2003, December 31, 2002, and June 30, 2002 are as follows:

	June 30, 2003	December 31, 2002	June 30, 2002
Commercial loans	$93,102	$94,345	$81,157
Real estate loans	247,758	222,727	197,178
Consumer loans	11,335	9,579	9,262

	352,195	326,651	287,597
Deferred loan origination fees	(1,512)	(1,394)	(1,206)

	350,683	325,257	286,391
Allowance for loan losses	(5,531)	(4,403)	(3,774)

	$345,152	$320,854	$282,617

Allowance for loan losses

	2003	2002
Balance, January 1	$4,403	$3,418
Provision charged to income	800	3,010
Loans charged against allowance	(669)	(2,673)
Loans recovered against allowance	806	19
Acquisition	190	—

Balance, June 30	$5,531	$3,774

The recorded investment in restructured and other impaired loans, net of government guarantees, totaled $3,605 and $7,447 at June 30, 2003 and 2002, respectively. Impaired loans at June 30, 2003 included $1,870 of nonaccrual loans and a $1,896 restructured and performing loan. The specific valuation allowance for loan losses related to these impaired loans was approximately $567 and $700 at June 30, 2003 and 2002, respectively and is included in the ending allowances shown above. The average recorded investment in impaired loans was approximately $6,500 and $7,400 for the first six months of 2003 and 2002, respectively. Interest income recognized on restructured and impaired loans was $60 and $130 during the first six months 2003 and 2002, respectively.

A substantial portion of the loan portfolio is collateralized by real estate, and is, therefore, susceptible to changes in local market conditions. At June 30, 2003, approximately 6% or $21,300 of the Bank’s loan portfolio was concentrated in loans to the hotel and motel industry, with no other single industry group exceeding 5% of the portfolio. That compares to a concentration in the hotel and motel industry of 8% and 9% at December 31, 2002 and June 30, 2002, respectively. It is management’s opinion that the allowance for loan losses is adequate to absorb known and inherent risks in the loan portfolio. However, actual results may differ from estimates.

4. Other real estate owned

At June 30, 2003, the Bank had $3,152 in other real estate owned, which consisted of two motel properties in the state of Oregon. One of the motel properties, located on the Oregon coast was obtained during the first quarter 2002, as the Bank foreclosed and assumed ownership. During the second quarter 2003, the Bank recorded an other real estate write-down of $314 on this property, which was booked as noninterest expense. The carrying value of the Oregon coast property is now $350. The bank has engaged a professional hotel/motel management firm to operate the property and a commercial real estate broker to manage the sale process. The property is presently being actively marketed. Also, during the second quarter 2003, the bank accepted a deed in lieu of foreclosure on a motel located in the Portland area. Upon receiving ownership of the property and recording a $446 loss, the bank transferred the loan to other real estate owned at a value of $2,802. The bank has engaged a professional management firm to operate the motel. Sales are presently pending on both other real estate owned properties.

5. Acquisition

During the second quarter 2003, the Company acquired the Coos Bay, Oregon office of CitiFinancial for $6,863 in cash. The purchase price was allocated to real estate and consumer finance loans of $6,777, an allowance for loan loss of $190, and goodwill of $276. Goodwill is included in other assets on the balance sheet and is expected to be fully deductible for tax purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion contains a review of Pacific Continental Corporation and its wholly owned subsidiary Pacific Continental Bank operating results and financial condition for the second quarter of 2003. When warranted, comparisons are made to the same period in 2002 and to the previous year ended December 31, 2002. The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company’s Form 10-K for the previous year ended December 31, 2002, which contains additional statistics and explanations. All numbers, except per share data, are expressed in thousands of dollars.

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

Six-Month Highlights

Net income in the second quarter 2003 was $1,743, record quarterly earnings for the Company. This was an increase of 31% over second quarter 2002 income of $1,327. Return on average assets and return on average equity in the current quarter were 1.77% and 17.90% respectively as compared to 1.61% and 14.99% in the same quarter one year ago. Earnings per diluted share for the second quarter 2003 were $0.34 compared to $0.26 for the second quarter 2002. The increase in quarterly earnings resulted from a 20% improvement in operating revenues and a decrease in the provision for loan losses. Operating revenues consist of net interest income plus noninterest income.

For the first six months of 2003 the Company earned $3,189, an increase of $1,752 or 122% over earnings for the first six months of 2002 of $1,437. The improvement in current year-to-date earnings was primarily due to an increase of 21% in operating revenues and a decline in the provision for loan losses. The provision for the first six months of the current year was $800, compared to $3,010 for the same period last year. The provision during the first six months of 2002 reflected $2,364 in losses on loans secured by motel properties. Per share earnings on a diluted basis for the first six months of 2003 and 2002 were $0.62 and $0.28, respectively. Comparing the first six months of 2003 to the same period in 2002, return on average assets was 1.65 % and 0.91%, respectively, while return on average equity was 16.78% and 8.07%, respectively.

Year over year loan and deposit growth were highlights of the first six months. Outstanding loans at June 30, 2003, including loans held for sale were $358,033, up $66,000 or 23% over outstanding loans for the same period last year. Deposit growth was also strong. Deposits at June 30, 2003 were $340,819, up $57,614 or 20% from June 30, 2002. Demand deposits at quarter end were in excess of $113,000 and accounted for 33% of total deposits.

At June 30, 2003 total assets were $410,116 or 8% more than December 31, 2002 and 19% more than June 30, 2002.

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

Net interest income, prior to the provision for loan loss, in the second quarter of 2003 increased $790, or 16%, over same period in 2002. This increase resulted from growth of earning assets, which was partially offset by a decline in net interest margin. Average earning assets in the current quarter of $363,859 increased $70,529 or 24% when compared to the first quarter of 2002. However, net interest margin as a percentage of earning assets declined by 0.41% from 6.63% in second quarter 2002 to 6.22% in second quarter 2003. The decline in net interest margin was a function of several factors. Earning asset yields were 7.43% during the second quarter 2003, down 0.71% from the 8.14% yield in the second quarter 2002. Lower loan and security yields were primarily responsible for the decline. Loan yields including fees in the current quarter were 7.31%, compared to 7.79% for the same quarter last year. The decline in loan yields resulted from a drop in the prime-lending rate of 0.25% in November 2002, which affected yields on the Bank’s variable rate loan portfolio. In addition, new loan production booked at lower interest rates and the deactivation of interest rate floors contributed to the decline in loans yields. While earning asset yields declined 0.71%, the Bank’s interest expense as a percentage of earning assets declined only 0.30%. As market interest rates dropped to a forty-five year low in November 2002, the Bank’s cost of funds stabilized while earning asset yields continued to fall. Many of the Bank’s deposits, specifically interest checking, money market, and savings accounts have reached practical floors in this low interest rate environment, and the inability to reprice these deposits lower has created a stabilizing effect in the Bank’s cost of funds. While the Bank’s net interest margin for the second quarter 2003 showed a decline from the same quarter last year, the net interest margin has remained stable over the past four quarters. The net interest margin in the third and fourth quarters of 2002 was 6.27%, as compared to 6.21% and 6.22% in the first and second quarters of 2003, respectively.

Net interest income for the first six months showed results similar to the quarter-to-quarter comparison. For the first six months of 2003, net interest income, prior to the provision for loan loss, totaled $11,024, an increase of 17% over $9,429 for the same period in 2002. Year-to-date average earning assets increased 25% as compared to the same period in 2002, while net interest income as a percent of earning assets declined from 6.64% in 2002 to 6.22% in 2003. The decrease resulted from yields on earning assets falling faster than the Company’s cost of funds as the Bank’s cost of funds has stabilized in the low interest rate environment. A detailed rate and volume analysis shows that the interest income component increased by $1,630, a $2,995 improvement due to higher volumes, which was offset by $1,365 decline due to lower rates. The year-to-date June 30, 2003 interest expense component was only $35 higher than the same period last year. The increase in interest expense shows $781 was due to higher volumes, which was offset by a $746 decline due to lower rates.

On June 25, 2003, the Federal Reserve again lowered market interest rates. The prime-lending rate and the overnight federal funds borrowing rate now stand at 4.00% and 1.00%, respectively, the lowest these rates have been since the 1950’s. The drop in the prime-lending rate will again negatively affect the Bank’s loan yields on variable rate loans. The drop in prime will also lower yields on new loan production. With deposit rates on many of the Bank’s deposit products at practical floors, some compression of the interest rate margin is expected during the second half of 2003.

Provision for Loan Losses

Below is a summary of the Company’s allowance for loan losses for the first six months of 2003.

2003
Balance, December 31, 2002	$4,403
Provision charged to income	800
Loans charged off	(669)
Recoveries credited to allowance	806
Acquisition	190

Balance, June 30, 2003	$5,531

The second quarter 2003 provision for loan losses was $200 compared to $525 for the same quarter last year. Year-to-date June 30, 2003 loan loss provision was $800 compared to $3,010 for the same period in 2002. The 2002 provision for loan losses resulted primarily from a $2,381 loan charge off on two motel properties that were subsequently transferred to other real estate. The allowance for loan losses at June 30, 2003 as a percentage of outstanding loans was 1.56%, compared to 1.33% and 1.31% at December 31, 2002 and June 30, 2002, respectively. The allowance at June 30, 2003 includes $567 in specific allowance for impaired loans. At June 30, 2003, the Company had $3,605 of impaired loans, net of government guarantees, compared to $6,509 and $7,447 at December 31, 2002 and June 30, 2003, respectively. At June 30, 2003, a specific valuation allowance for loan losses, included in the ending allowance above, was $567. The specific valuation allowance assigned to impaired loans at December 31, 2002 and June 30, 2003 was $454 and $700, respectively. Impaired loans at June 30, 2003 consist of $1,870 of nonaccrual loans and a $1,896 restructured but performing loan.

During the second quarter 2003, four material transactions occurred related to the Bank’s allowance for loan losses and other real estate owned. The Company’s first quarter 2003 10-Q filed with the Securities & Exchange Commission on April 30, 2003 included a discussion regarding a $3,249 loan on nonaccrual status secured by a motel in the Portland, Oregon area and that the Bank expected to classify this loan as other real estate owned, possibly as early as the second quarter 2003. During the quarter ended June 30, 2003, the Bank accepted title on this property foregoing what could have been a lengthy foreclosure process. As background on this particular loan and motel property, the Bank had previously sold on a non-recourse basis, a portion of this loan to another financial institution. During the third quarter 2002, the Bank recorded a partial charge off of $1,700 on its retained portion of the loan, leaving a balance of $3,249. The $1,700 partial charge off in the third quarter 2002 was based upon an independent third party appraisal of the property. The appraisal used estimates for occupancy rates and cash flows as this critical information was not made available by the borrower. Upon receiving title to the property in the second quarter 2003, accurate occupancy rates and cash flows were determined. It became clear that the actual cash flows were below those estimated in the appraisal performed last year. As a result, the bank recorded an additional loan loss of $446 and recorded its retained portion of the loan in other real estate owned at a value of $2,802. The $446 loan loss for the second quarter makes up 67% of the total loan losses of $669 recorded during the first six months of 2003. Shortly after obtaining title to the deed, the Bank received an offer from a potential buyer of the property that if concluded would result in proceeds of approximately $2,800. However, the Bank cannot assure that this sale will be completed, nor that the net proceeds will meet or exceed its sales transaction costs and carrying value.

Also discussed in the Company’s 10-Q for the first quarter ending March 31, 2003 was the sale of one of the two motel properties that were held in other real estate owned. This sale resulted in a gain of $86 during the first quarter. In documents previously filed with the Securities & Exchange Commission, the Company discussed legal action it had initiated with respect to significant construction deficiencies on this motel property. During the second quarter 2003, the Bank entered into mediation with the defendants in this lawsuit and reached a favorable settlement with several insurers also named as defendants. This settlement resulted in a recovery of $650 of which $55 was recorded as a recovery of legal fees, which lowered noninterest expense during the current quarter, and $595 was recorded as a recovery on a loan previously charged against the allowance. In addition, during the second quarter 2003, with regards to the same motel property, through negotiation with the former borrower, the Bank was able to acquire title to an additional unrelated piece of real estate. That real estate was sold resulting in an additional recovery of $136. In total, the bank recovered $786 during the second quarter 2003, related specifically to this borrower and specifically to the motel property the bank sold during the first quarter 2003. Of the total, $55 was a recovery of legal expenses and $731 was a recovery of a loan previously charged against the allowance for loan losses. The $731 loan recovery accounts for 91% of total loan recoveries recorded during the first six months of 2003.

During the second quarter 2003, the Bank completed the acquisition of a consumer finance office in Coos Bay, Oregon. A portion of the purchase prices was allocated to the allowance for loan losses and resulted in an increase of $190 to the ending allowance at June 30, 2003. In addition, the bank recorded a loan premium of $442, which will be amortized over the lives of the loans acquired. Goodwill of $276 was also recorded in this acquisition. The acquisition is expected to be accretive to shareholders during 2003 and projected to add $0.02 per share to current year earnings.

Finally, during the second quarter 2003, the bank recorded an additional write-down with respect to a motel property that was placed in other real estate owned during the first quarter 2002. This write-down was reflective of indications from the real estate market that the property’s value was below the $664 carrying value in other real estate. A $314 write-down on the property was recorded as an other real estate expense during the second quarter 2003, leaving a carrying value of $350 in other real estate owned with respect to this property. Subsequent to the end of the quarter, the bank received an offer on this property, and the sale, which if concluded would result in proceeds equal to its current carrying value in other real estate. However, the Bank cannot assure the sale will be completed or that net proceeds will meet or exceed its sales transaction costs and current other real estate value. At June 30, 2003, total other real estate was $3,172, consisting of this motel property at $350 and the motel property acquired during the second quarter 2003 of $2,802.

Loans in the hotel/motel industry totaled approximately 6% of outstanding loans at June 30, 2003, compared to approximately 8% and 9% at December 31, 2002 and June 30, 2002, respectively. Management has carefully evaluated this concentration and believes it has recognized and reserved for all presently known and estimated losses. Nonperforming assets in the hotel/motel industry total $3,152 or 62% of total nonperforming assets at June 30, 2003 and consist solely of other real estate owned property. The ultimate collectibility of loans and sale of properties is affected by the health of the regional hotel/motel industry, which has suffered both a national and regional decline over the past two years. In view of the uncertainties in the hotel/motel industry, the Company is carefully monitoring loans made by the Bank and related properties taken in foreclosure in this industry. Accordingly, it is possible that additional loans may go on nonaccrual status or not perform according to contract terms. Further losses, increased provisions for loan losses, and higher noninterest expense may be experienced related to loans in the motel/hotel industry. Given the impact of the weak economy and its impact on the motel/hotel industry, it is the Bank’s present intention to limit and decrease its concentration in this industry as the loan portfolio grows.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned for the periods covered in this report:

	June 30, 2003	December 31, 2002	June 30, 2002
Nonaccrual loans	$1,870	$6,176	$6,191
90 days past due and accruing interest	$205	$359	$325
Repossessed assets	$3,152	$864	$864

Total nonperforming assets	$5,227	$7,399	$7,380
Nonperforming loans guaranteed by government	$(161)	$(1,563)	$(888)

Total nonperforming assets, net of guarantee	$5,066	$5,836	$6,492

Noninterest Income

Year-to-date June 30, 2003 noninterest income of $3,503 was up $916 or 35% from 2002 noninterest income for the same time period. The majority of growth in noninterest income was attributable to three categories. Service charges on deposit accounts were up $149 or 25% due to an increase in the number of clients and increased fees on analyzed business accounts. Other fee income, principally merchant bankcard processing fees grew by $268 or 21% due to increased volumes of clients and transactions in the merchant processing area. Finally, mortgage banking income and gains on the sales of loans was up $717 or 309%. Mortgage banking noninterest generated from the originations of residential mortgages improved by $587 for the first six months of 2003 and gains on sales of loans were up $130 over last year. Approximately $40,000 of residential mortgages were originated in 2003 compared to $14,000 originated during the first six months of 2002. The revenues and originations through June 30, 2003 reflect the current low long-term interest rates, the level of new home sales, and refinancing of existing mortgages. Gains on sales of loans were $130 for the first six months of 2003 resulting from the sale of approximately $7,900 of loans during the first quarter of the year. No gains on sales of loans were recorded during the first six months of 2002. Growth in these noninterest income categories was partially offset by a decline of $150 in gains on the sales of securities, as no gains were recorded during the first six months of 2003.

Noninterest Expense

Year-to-date June 30, 2003 noninterest expense was $8,549, an increase $1,835 or 27% over the same period in 2002. Salaries and employee benefits accounted for most of the increase, up $972 or 28% from the previous year. The increase in salaries and benefits resulted from three factors; an increase of $329 in salaries due to regular salary increases and additional FTE’s for the new KOIN Center office in the Portland, Oregon financial district; an increase of $202 in commissions paid to residential mortgage originators; and an increase of $442 for benefits and taxes, primarily due to accruals for incentive based pay, including estimated 401k contributions. Incentive based pay and 401k contribution accruals are based to a large degree on the financial performance of the Company. The year-to-date June 30, 2002 financial results met minimal incentive criteria and required much smaller accruals than 2003. Merchant bankcard processing expense increased $227 or 25% in the first six month of 2003 over the same period last year and reflected an increase in the client base and transaction volumes. During the second quarter 2003, the Bank completed a conversion to a new third party processor for its merchant bankcard processing. It is expected that the rate of growth in processing expenses will decrease during the second half of 2003. The $484 or 38% increase in the other expense category was primarily do to an increase of $228 in net other real estate expense for the first six months, increased collection and legal costs of $91 related to problem loans, and a $28 increase in consulting fees.

Liquidity

Liquidity is the term used to define the Company’s ability to meet its financial commitments. The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds. The Company derives liquidity primarily through core deposit growth, the maturity of investment securities, and loan payments. Core deposits include demand, interest checking, money market, savings and local time deposits. Additional liquidity is provided through sales of loans, sales of securities, access to national CD markets, public deposits and both secured and unsecured borrowings. As a percentage of total deposits, core deposits were 89% at June 30, 2003, compared to 83% and 93% at March 31, 2003 and June 30, 2002, respectively. Core deposits at June 30, 2003 were approximately $303,000 up $40,000 or 15% from last year. Because of seasonal construction and economic activity and client payment of various tax obligations, the Company traditionally experiences a decline or slower growth of core deposits during the first half of each year, particularly during the first quarter. For the first six months of 2003, the core deposit grew by approximately $16,000 or 6% over core deposit totals at December 31, 2003. The Company experienced a $5,000 decline in core deposits during the first quarter 2003 followed by $21,000 in core deposit growth during the second quarter 2003. Asset growth of approximately $30,000 during the first six months of 2003 was funded by core deposit growth, the sale of loans during the first quarter 2003, and use of alternative funding, primarily Federal Home Loan Bank advances. At June 30, 2003, the Company had overnight and term borrowing lines of $90,000 with various correspondent banks, the Federal Home Loan Bank of Seattle, and the Federal Reserve Bank of San Francisco. In addition, $5,000 was available from the State of Oregon certificate of deposit program, and the Company’s loan portfolio contained $21,063 of marketable government guaranteed loans.

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

Banking regulations require the Company to maintain minimum levels of capital. The Company manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating). At June 30, 2003, the Company’s total capital to risk-weighted assets was 11.44% compared to 12.07% at June 30, 2002.

The Company’s board of directors reviews its dividend considerations so that cash dividends, when and if declared by the Company, would typically be paid in mid-March, June, September, and December of each year. On May 14, 2003, the Company declared its second quarter dividend of $0.09 per share paid on June 17, 2003 to shareholders of record on May 30, 2003. Through June 30, 2003, the Company has paid dividends totaling $0.18 per share. The Company expects to maintain the $0.09 per share dividend per quarter during 2003, which would result in an annual dividend of $0.36 per share, which would equate to a 12.5% increase over the prior year.

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

The model attempts to account for such limitations by imposing weights on the differences between repricing assets and repricing liabilities within each time segment. These weights are based on the ratio between the amount of rate change of each category of asset or liability, and the amount of change in the federal funds rate. Certain non-maturing liabilities such as checking accounts and money market deposit accounts are allocated among the various repricing time segments to meet local competitive conditions and management’s strategies

The Company strives to manage the balance sheet so that net interest income is not negatively impacted more than 15 percent given a change in interest rates of plus or minus 2 percent. Current evaluations show the Bank is within its established guidelines at June 30, 2003 with the exception of a scenario which projects a 2% further decline in interest rates. In that scenario, the model projects a 15.57% decline in net interest income, slightly above guidelines. With interest rates at their lowest levels since the 1950’s, the model assumes a floor rate on many of the Bank’s deposits and other funding sources. In essence, rates paid on funding sources are assumed to remain unchanged. On the other hand, the model projects further decline in earning asset yields, specifically loan yields as new loans are booked and existing loans are renewed. The model projects compression in the net interest margin, which leads to the projected decline in net interest income. On June 25, 2003, the Federal Reserve lowered market interest rates by 0.25%. The prime-lending rate now stands at 4.00% and the overnight federal funds borrowing rate at 1.00%. The Company expects that in the current low interest rate environment that in future quarters the model will continue to project a decline in net interest income that is above guidelines in a declining rate scenario

The following table shows the estimated impact of the various interest rate scenarios used in the software modeling based on data provided by the Company to the Federal Home Loan Bank at June 30, 2003. The table shows estimates of changes in net interest income. For illustrative purposes the base figure of $22,231 used in the interest rate shock analysis is the annualized actual net interest income for the first six months of 2003. Due to the various assumptions used for this modeling, no assurance can be given that projections will reflect actual results.

Interest Rate Shock Analysis

Net Interest Income and Market Value Performance

(dollars in thousands)

	Net Interest Income
Projected Interest Rate Change	Estimated Value	$ Change from Base	% Change from Base
+200	25,695	3,464	15.58%
+100	24,654	2,423	10.90%
Base	22,231	0	0.00%
-100	20,862	(1,369)	(6.16)%
-200	18,770	(3,461)	(15.57)%

Gradual Interest Rate Movement Forecast

Net Interest Income and Market Value Performance

(dollars, in thousands)

	Net Interest Income
Projected Interest Rate Change	Estimated Value	$ Change from Base	% Change from Base
Rising 2.40%	24,110	1,879	8.45%
Base	22,231	0	0.00%
Declining 2.40%	20,132	(2,099)	(9.44)%

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

PART II. OTHER INFORMATION

Item 4. Submissions of Matters to a Vote of Security Holders

(a)	Pacific Continental Corporation’s Annual Shareholders’ Meeting was held on April 22, 2003

(b)	Not Applicable

(c)	A brief description of each matter voted upon at the Annual Meeting and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee to serve on the Board is presented below:

(1)	Election of (4) four Directors (Robert Ballin, Donald Bick, John Rickman, and Ronald Taylor) for three-year terms expiring in 2006. Election of (1) one Director (Hal Brown) to complete the three-year term of J. Bruce Riddle who departed in July 2002 expiring in 2004.

Directors:

Robert Ballin –
Votes Cast For:	4,148,519
Votes Withheld:	13,418
Abstained	2,290

Donald Bick –
Votes Cast For:	3,816,909
Votes Withheld:	345,028
Abstained	2,290

John Rickman –
Votes Cast For:	4,161,937
Votes Withheld:	2,195
Abstained	2,290

Ronald Taylor –
Votes Cast For:	3,979,086
Votes Withheld:	182,851
Abstained	2,290

Hal Brown –
Votes Cast For:	4,146,891
Votes Withheld:	15,046
Abstained	2,290

(2)	Amend the 1999 Employee Stock Option Plan to make an additional 500,000 shares available for future grant.

Votes Cast For:	2,716,225
Votes Cast Against:	181,231
Abstained:	95,697

(3)	Amend the 1999 Directors Stock Option Plan to make an additional 100,000 shares available for future grant.

Votes Cast For:	2,424,762
Votes Cast Against:	381,756
Abstained:	186,635

(d)	None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	302 Certification, Hal Brown, President and Chief Executive Officer

31.2	302 Certification, Michael A. Reynolds, Senior Vice President and Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

A Report on Form 8-K was filed by Pacific Continental Corporation on April 15, 2003 that announced earnings for the first quarter and year-to-date at March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION (Registrant)

Dated August 5, 2003	/s/ Hal M. Brown
Hal M. Brown
President and Chief Executive Officer

Dated August 5, 2003	/s/ Michael A. Reynolds
Michael A. Reynolds
Senior Vice President and Chief Financial Officer