Form 10-Q
period 2003-09-30
PACIFIC CONTINENTAL CORP
filed 2003-10-31
CIK 1084717

As Filed with the Securities & Exchange Commission on October 31, 2003

SECURITIES & EXCHANGE COMMISSION

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

SEC File Number: 0-30106

PACIFIC CONTINENTAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

OREGON	93-1269184
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the Registrant is an accelerated filer ( as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $1.00 par value, outstanding as of October 31, 2003:    6,771,000

PACIFIC CONTINENTAL CORPORATION

FORM 10-Q

QUARTERLY REPORT

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Income: Nine months ended September 30, 2003, and September 30, 2002	3

	Consolidated Statements of Comprehensive Income: Nine months ended September 30, 2003 and September 30, 2002	4

	Consolidated Balance sheets: September 30, 2003, December 31, 2002 and September 30, 2002	5

	Consolidated Statements of Cash Flows: Nine months ended September 30, 2003 and September 30, 2002	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	15

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	none

Item 2.	Changes in Securities and Use of Proceeds	none

Item 3.	Defaults Upon Senior Securities	none

Item 4.	Submission of Matters to a Vote of Security Holders	none

Item 5.	Other Information	none

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES		18

PART I

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

Amounts in $1,000’s

(Unaudited)

	Quarter ended September 30,		Year-to-date September 30,
	2003	2002	2003	2002
Interest income
Loans	$6,370	$6,003	$19,328	$16,978
Securities	68	141	248	640
Dividends on Federal Home Loan Bank stock	31	38	98	112
Federal funds sold	32	13	46	54

	6,501	6,195	19,720	17,784

Interest expense
Deposits	745	799	2,262	2,332
Federal Home Loan Bank borrowings	320	372	935	962
Federal funds purchased	0	23	63	60

	1,065	1,194	3,260	3,354

Net interest income	5,436	5,001	16,460	14,430

Provision for loan losses	0	2,050	800	5,060

Net interest income after provision	5,436	2,951	15,660	9,370

Noninterest income
Service charges on deposit accounts	415	325	1,168	929
Other fee income, principally bankcard	877	753	2,392	2,000
Loan servicing fees	71	76	182	273
Mortgage banking income and gains on loan sales	422	194	1,371	426
Gain (loss) on sale of securities	0	0	0	149
Other noninterest income	27	96	202	254

	1,812	1,444	5,315	4,031

Noninterest expense
Salaries and employee benefits	2,248	2,143	6,646	5,569
Premises and equipment	440	343	1,237	1,025
Bankcard processing	595	528	1,736	1,442
Business development	162	169	612	582
Other noninterest expense	814	499	2,577	1,778

	4,259	3,682	12,808	10,396

Income before income taxes	2,989	713	8,167	3,005
Provision for income taxes	1,142	302	3,131	1,157

Net income	$1,847	$411	$5,036	$1,848

Earnings per share (1)
Basic	$0.27	$0.06	$0.75	$0.28

Diluted	$0.27	$0.06	$0.73	$0.27

Weighted average shares outstanding (1)
Basic	6,750	6,695	6,740	6,711
Common stock equivalents attributable to stock options	159	70	131	95

Diluted	6,909	6,765	6,871	6,776

(1)	All current and prior period earnings per share data and shares outstanding were adjusted to reflect the 4-for-3 stock split paid to shareholders on October 15, 2003.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Amounts in $1,000’s

(Unaudited)

	Quarter ended September 30,		Year-to-date September 30,
	2003	2002	2003	2002
Net income	$1,847	$411	$5,036	$1,848

Unrealized gains (losses) on Investment Securities
Unrealized gains (losses) arising during the period	127	(85)	(86)	(157)
Reclassification for (gains) losses included in statement of income	0	0	0	(149)

	127	(85)	(86)	(306)
Income tax (expense) benefit	(49)	33	33	118

Net unrealized gains (losses) on securities available for sale	78	(52)	(53)	(188)

Comprehensive Income	$1,925	$359	$4,983	$1,660

CONSOLIDATED BALANCE SHEETS

Amounts in $1,000’s

(Unaudited)

	September 30, 2003	December, 31, 2002	September 30, 2002
Assets
Cash and due from banks	$17,360	$21,697	$17,917
Federal funds sold	18,325	1,665	12,061

Total cash and cash equivalents	35,685	23,352	29,978

Securities available-for-sale	19,341	10,845	10,658
Loans held for sale	1,443	5,547	3,635
Loans, less allowance for loan losses	334,901	320,854	299,248
Interest receivable	1,340	1,648	1,488
Federal home loan bank stock	2,710	2,611	2,573
Property, net of accumulated depreciation	13,185	13,242	13,084
Foreclosed assets	3,074	864	864
Deferred income taxes	148	114	425
Other assets	638	769	404

Total assets	$412,445	$379,846	$362,357

Liabilities and stockholders’ equity
Deposits
Noninterest-bearing demand	$111,801	$109,282	$101,226
Savings and interest-bearing checking	174,917	148,157	133,856
Time $100,000 and over	27,593	27,620	33,976
Other time	27,301	24,850	27,502

	341,612	309,909	296,560

Federal funds purchased	—	9,000	—
Federal Home Loan Bank term advances	29,500	23,000	29,000
Accrued interest and other liabilities	627	1,239	1,487

Total liabilities	371,739	343,148	327,047

Stockholders’ equity
Common stock	6,771	5,040	5,022
Surplus	19,589	20,927	20,735
Retained earnings	14,324	10,655	9,451
Accumulated other comprehensive income	22	76	102

Total stockholders’ equity	40,706	36,698	35,310

	$412,445	$379,846	$362,357

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in $1,000’s

(Unaudited)

	For nine months ended September 30,
	2003	2002
Cash flows from operating activity:
Net income	$5,036	$1,848
Adjustments to reconcile net income to net cash provided By operating activities
Depreciation	669	636
Amortization	(128)	(40)
Provision for loan losses	800	5,060
Provision for losses on foreclosed assets	584
(Gain) on sales of securities	—	(149)
Stock dividends from federal home loan bank	(98)	(112)
Change in loans held for sale	4,104	(1,711)
Change in interest receivable and other assets	(405)	(1,001)
Change in payables and other liabilities	(612)	(128)
Other adjustments	227	10

Net cash provided by operating activities	10,177	4,413

Cash flows from investing activities
Proceeds from sales and maturities of securities	10,172	12,289
Purchase of securities	(18,540)	(2,819)
Proceeds from sale of loans	7,940	—
Loans made net of principal collections	(25,054)	(66,558)
Purchase of property	(592)	(414)

Net cash used in investing activities	(26,075)	(57,502)

Cash flows from financing activities
Net increase (decrease) in deposits	31,703	48,231
Decrease in fed funds purchased	(9,000)	—
Increase in other borrowings	6,500	5,000
Repurchase of shares	—	(1,251)
Proceeds from stock options exercised	394	504
Dividends paid	(1,366)	(1,207)

Net cash provided by financing activities	28,231	51,277

Net increase (decrease) in cash and cash equivalents	12,333	(1,812)

Cash and cash equivalents, beginning of period	23,352	31,790

Cash and cash equivalents, end of period	$35,685	$29,978

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

1. Basis of Presentation

The accompanying interim condensed consolidated financial statements include the accounts of Pacific Continental Corporation (the “Company”), a bank holding company, and its wholly-owned subsidiary, Pacific Continental Bank (the “Bank”) and the Bank’s wholly owned subsidiaries, PCB Services Corporation (which owns and operates bank-related real estate) and PCB Loan Services Corporation (which operates other real estate owned for the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

2. Stock Option Plans

The Company applies the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, in accounting for its stock option plans. Accordingly, no stock-based employee compensation expense is reflected in net income as all options were granted at an exercise price equal to the market value of the underlying common stock on the date of the grant. The following tables illustrate the effect on net income and earnings per share year-to-date September 30, 2003 and for the third quarter ended September 30, 2003 if the Company had applied the optional fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year-to-Date
	Sept. 30, 2003	Sept. 30, 2002
Net income – as reported	$5,035	$1,848
Deduct total stock-based employee compensation expense determined under fair value for all awards, net of related tax effects	$(270)	$(180)
Net income – pro forma	$4,765	$1,668

Earnings per share (1)
Basic – as reported	$0.75	$0.28
Basic – pro forma	$0.71	$0.25
Diluted – as reported	$0.73	$0.27
Diluted – pro forma	$0.69	$0.25

	For the Quarter Ended
	Sept. 30, 2003	Sept. 30, 2002
Net income – as reported	$1,847	$411
Deduct total stock-based employee compensation expense determined under fair value for all awards, net of related tax effects	$(90)	$(60)
Net income – pro forma	$1,757	$351

Earnings per share (1)
Basic – as reported	$0.27	$0.06
Basic – pro forma	$0.26	$0.05
Diluted – as reported	$0.27	$0.06
Diluted – pro forma	$0.25	$0.05

(1)	All current and prior period earnings per share data were adjusted to reflect the 4-for-3 stock split paid to shareholders on October 15, 2003.

3. Loans

Major classifications of loans at September 30, 2003, December 31, 2002, and September 30, 2002 are as follows:

	Sept. 30, 2003	Dec. 31, 2002	Sept. 30, 2002
Commercial loans	$85,558	$94,345	$86,794
Real estate loans	243,556	222,727	209,896
Consumer loans	12,582	9,579	9,612

	341,696	326,651	306,302
Deferred loan origination fees	(1,506)	(1,394)	(1,359)

	340,190	325,257	304,943
Allowance for loan losses	(5,289)	(4,403)	(5,695)

	$334,901	$320,854	$299,248

Allowance for loan losses

	2003	2002
Balance, January 1	$4,403	$3,418
Provision charged to income	800	5,060
Loans charged against allowance	(955)	(2,860)
Loans recovered against allowance	851	77
Acquisition	190	—

Balance, September 30	$5,289	$5,695

The recorded investment in restructured and other impaired loans, net of government guarantees, totaled $3,172 and $7,937 at September 30, 2003 and 2002, respectively. Impaired loans at September 30, 2003 included $1,276 of nonaccrual loans and a $1,896 restructured and performing loan. The specific valuation allowance for loan losses related to these impaired loans was approximately $486 and $2,059 at September 30, 2003 and 2002, respectively and is included in the ending allowances shown above. The average recorded investment in impaired loans was approximately $3,400 and $6,000 for the first nine months of 2003 and 2002, respectively. Interest income recognized on restructured and impaired loans was $90 and $70 during the first nine months 2003 and 2002, respectively.

A substantial portion of the loan portfolio is collateralized by real estate, and is, therefore, susceptible to changes in local market conditions. At September 30, 2003, approximately 6% or $21,200 of the Bank’s loan portfolio was concentrated in loans to the hotel and motel industry, with no other single industry group exceeding 5% of the portfolio. That compares to a concentration in the hotel and motel industry of 8% and 9% at December 31, 2002 and September 30, 2002, respectively. It is management’s opinion that the allowance for loan losses is adequate to absorb known and inherent risks in the loan portfolio. However, actual results may differ from estimates.

4. Foreclosed assets

Assets acquired through foreclosure, or deeds in lieu of foreclosure, are recorded at fair value at the date of foreclosure. Subsequent to foreclosure, assets are carried at the lower of carrying amount or fair value less costs to sell. Write downs to net realizable value or any disposition gains or losses are included in noninterest expense.

Activity in foreclosed assets during the nine months ended September 30 is as follows:

	2003	2002
January 1 balance	$864	$—
Additions	3,344	864
Write downs	(270)	—
Sales	(864)	—

September 30 balance	$3,074	$864

Expenses applicable to foreclosed assets for the nine months ended September 30 include the following:

	2003	2002
Net (gain) loss on sales of foreclosed assets	$(116)	$—
Write downs to net realizable value	583	—
Net operating expenses (income)	(124)	24

Net expenses	$343	$24

5. Subsequent event

On September 30, 2003, the Bank entered into a definitive sales agreement on a Portland motel property classified as a foreclosed asset on the balance sheet with a value of $2,532. The sale of this property was concluded on October 9, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion contains a review of Pacific Continental Corporation and its wholly owned subsidiary Pacific Continental Bank operating results and financial condition for the third quarter of 2003. When warranted, comparisons are made to the same period in 2002 and to the previous year ended December 31, 2002. The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company’s Form 10-K for the previous year ended December 31, 2002, which contains additional statistics and explanations. All numbers, except per share data, are expressed in thousands of dollars. All per share data and outstanding shares were adjusted to reflect the 4-for-3 stock split paid to shareholders on October 15, 2003.

In addition to historical information, this report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). This statement is included for the express purpose of availing Pacific Continental Corporation of the protections of the safe harbor provisions of the PSLRA. The forward-looking statements contained in this report are subject to factors, risks, and uncertainties that may cause actual results to differ materially from those projected. Important factors that might cause such material differences include, but are not limited to, those discussed in this section of the report. In addition, the following items are among the factors that could cause actual results to differ materially from the forward-looking statements in this report: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; recent world events and their impact on interest rates, businesses and customers; the regulatory environment; new legislation;heightened national security risks including acts of terrorism and potential for war; vendor quality and efficiency; employee retention factors; rapidly changing technology and evolving banking industry standards; competitive standards; competitive factors, including increased competition with community, regional, and national financial institutions; fluctuating interest rate environments; and similar matters. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the statement. Pacific Continental Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission.

Overview

Net income for the third quarter 2003 was $1,847 compared to net income of $411 for the same quarter last year. Third quarter 2002 earnings were negatively impacted by a $1,700 increase in the provision for loan losses related to a motel loan and previously announced executive severance costs of $443. Return on average assets and return on average equity in the current quarter were 1.80% and 18.15%, respectively compared to 0.47% and 4.58% for the same quarter last year. Earnings per diluted share for the third quarter 2003 were $0.27 compared to $0.06 for third quarter 2002. All current and prior period per share data were retroactively adjusted to reflect the 4-for-3 stock split paid to shareholders on October 15, 2003. The increase in quarterly earnings resulted from an $803 or 12% increase in operating revenues, which consists of net interest income plus noninterest income and a $2,050 decline in the provision for loan losses.

For the first nine months of 2003 the Company earned $5,036, an increase of $3,188 or 273% over earnings for the first nine months of 2002. The improvement in current year-to-date earnings was primarily due to an 18% increase in operating revenues and a significant decline in the provision for loan losses. The provision for loan losses for the first nine months of 2003 was $800, compared to $5,060 for the same period last year. The provision for loan losses for the first nine months of 2002 reflects $2,364 in losses on loans secured by two motel properties located on the Oregon coast, and a $1,700 provision for a motel property located in the Portland area. Per share earnings on a diluted basis for the first nine months of 2003 and 2002 were $0.73 and $0.27, respectively. Comparing the first nine months of 2003 to the same period last year, return on assets was 1.70% and 0.75%, respectively, while return on equity was 17.23% and 6.87%, respectively.

Year over year loan and deposit growth were significant for the first nine months of 2003. Outstanding loans at September 30, 2003, including loans held for sale were $343,139, up $33,202 or 11% over outstanding loans at September 30, 2002. During the third quarter 2003, outstanding loans declined by approximately $12,700, which resulted from unanticipated loan prepayments and planned exits for certain of the Bank’s identified weaker credits. Deposit growth was also strong. Deposits at September 30, 2003 were $341,612, up more than $45,000 or 15% from September 30, 2002. Demand deposits at quarter end were $111,801 or 33% of total deposits.

At September 30, 2003, total assets were $412,445 or 9% more than December 31, 2002 and 14% more than September 30, 2002.

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

Net interest income, prior to the provision for loan loss, in the third quarter of 2003 increased $435 or 9% over same period in 2002. This increase resulted from growth of earning assets, which was partially offset by a decline in net interest margin. Average earning assets in the current quarter were $373,943, an increase of $57,263 or 18% when compared to the third quarter of 2002. However, net interest margin as a percentage of earning assets declined by 0.50% from 6.27% in third quarter 2002 to 5.77% in third quarter 2003. The decline in net interest margin was a function of several factors. Earning asset yields were 6.90% during the third quarter 2003, down 0.86% from the 7.76% yield in the third quarter 2002. Lower loan and security yields, combined with an increase in low yielding overnight and short-term investments were primarily responsible for the decline. Loan yields including fees in the current quarter were 7.29%, compared to 7.78% for the same quarter last year. The decline in loan yields resulted from a drop in the prime-lending rate of 0.25% in June 2003, which affected yields on the Bank’s variable rate loan portfolio. In addition, new loan production booked at lower interest rates and the renegotiation of interest rate floors contributed to the decline in loans yields. Yields on securities for the third quarter 2003 were approximately 2.10% compared to 4.75% for the same quarter last year. In addition, during the third quarter 2003, the Company averaged approximately $16,000 in overnight and short-term investments with an average yield of 0.98%. That compares to an average investment of approximately $3,000 in the third quarter 2002 with a yield of 1.60%. While earning asset yields declined 0.86%, the Bank’s interest expense as a percentage of earning assets declined only 0.37%. As market interest rates dropped to a forty-five year low in June 2003, the Bank’s cost of funds stabilized while earning asset yields continued to fall. Many of the Bank’s deposits, specifically interest checking, money market, and savings accounts have reached practical floors in this low interest rate environment, and the inability to reprice these deposits lower has created a stabilizing effect in the Bank’s cost of funds.

Net interest income for the first nine months showed results similar to the quarter-to-quarter comparison. For the first nine months of 2003, net interest income, prior to the provision for loan loss, totaled $16,460, an increase of 14% over $14,430 for the same period in 2002. Year-to-date average earning assets increased 23% as compared to the same period in 2002, while net interest income as a percent of earning assets declined from 6.50% in 2002 to 6.05% in 2003. The decrease resulted from yields on earning assets falling faster than the Company’s cost of funds as the Bank’s cost of funds has stabilized in the low interest rate environment. A detailed rate and volume analysis shows that the interest income component increased by $1,956, a $3,926 improvement due to higher volumes, which was offset by $1,970 decline due to lower rates. The year-to-date September 30, 2003 interest expense component was $94 less than the same period last year. The slight decline in interest expense shows $903 was due to the mix and higher volumes, which was offset by a $997 decline due to lower rates.

On June 25, 2003, the Federal Reserve again lowered market interest rates. The prime-lending rate and the overnight federal funds borrowing rate now stand at 4.00% and 1.00%, respectively, the lowest these rates have been since the 1950’s. The drop in the prime-lending rate negatively affected the Bank’s loan yields on variable rate loans during the third quarter 2003. Loan yields are expected to stabilize or decline slightly in the fourth quarter 2003. With deposit rates on many of the Bank’s deposit products at practical floors, the Bank’s cost of funds has stabilized and is expected to remain stable throughout the remainder of 2003. The Company’s outlook with respect to its net interest margin for the fourth quarter 2003 is stable to slightly lower. The net interest margin for the year 2003 is projected at approximately 6.00%, which would be a 0.44% decline from the net interest margin of 6.44% reported for the year 2002.

Provision for Loan Losses

Below is a summary of the Company’s allowance for loan losses for the first nine months of 2003.

2003
Balance, January 1, 2003	$4,403
Provision charged to income	800
Loans charged off	(955)
Recoveries credited to allowance	850
Acquisition allocation	190

Balance, September 30, 2003	$5,288

During the third quarter 2003, the Company booked no provision for loan losses compared to $2,050 for the same quarter last year. The lack of a current quarter provision reflects an overall improvement in the credit quality of the loan portfolio and the planned exits of approximately $7,600 in weaker credits. The $2,050 provision for the third quarter 2002 included $1,700 specifically allocated to a Portland motel property loan. Year-to-date September 30, 2003 loan loss provision was $800 compared to $5,060 for the same period in 2002. The 2002 provision for loan losses resulted primarily from a $2,381 loan charge off on two motel properties that were subsequently transferred to other real estate and the afore mentioned $1,700 provision for the Portland motel property loan. The allowance for loan losses at September 30, 2003 as a percentage of outstanding loans was 1.55%, compared to 1.33% and 1.85% at December 31, 2002 and September 30, 2002, respectively. The allowance at September 30, 2003 includes $486 in specific allowance for impaired loans. At September 30, 2003, the Company had $3,172 of impaired loans, net of government guarantees, compared to $6,509 at December 31, 2002. Impaired loans at September 30, 2003 consist of $1,276 of nonaccrual loans and a $1,896 restructured but performing loan.

During and subsequent to the end of the third quarter 2003, the Bank made significant progress in the management of certain real estate assets classified as other real estate owned. First, during July 2003, the sale of the second and final foreclosed Oregon coast motel property was completed, which resulted in a small gain of $30. The Company referenced the pending sale of this property in its form 10-Q for the period end June 30, 2003. In addition, on September 30, 2003, the Bank entered into a definitive sales agreement on the Portland area motel property, and the sale of that property concluded on October 9, 2003. The Bank financed a portion of the sales price on this property. As a result of that contractual agreement for the sale of property, the Bank recorded a $270 write-down with respect to this property during the third quarter 2003. The write-down was based upon the sales price specified in the purchase and sales agreement. The write-down was recorded as a component of noninterest expense and is reflected in the September 30, 2003 financial results.

At September 30, 2003, the Company had other real estate owned of $3,074, which included a value of $2,532 on the Portland area motel subsequently sold on October 9, 2003. The remaining other real estate owned consists of one residential property and three commercial properties all added during the third quarter at a combined value of $542. The Bank expects to conclude the sale of two of these properties during the fourth quarter 2003 at no loss due to pending offers. In addition, the Bank has expressed interest and inquiries from potential buyers on the other two properties. With the sale of the Portland motel property concluded and expected fourth quarter sales of other real estate property, the Bank expects to report a further reduction in nonperforming assets by the end of the year.

Loans in the hotel/motel industry totaled approximately $21,200 or 6% of outstanding loans at September 30, 2003, compared to approximately 9% at December 31, 2002 and September 30, 2002, respectively. At September 30, 2003 all loans in the hotel/motel industry are performing as contractually agreed. Loans in the hotel/motel industry are expected to be approximately $24,000 at December 31, 2003 with the financing provided on the sale of the Portland area motel. Management has carefully evaluated this concentration and believes it has recognized and reserved for all presently known and estimated losses. The ultimate collectibility of loans in this industry is affected by the health of the regional hotel/motel industry, which has suffered both a national and regional decline over the past two years. In view of the uncertainties in the hotel/motel industry, the Company is carefully monitoring loans made by the Bank in this industry. Accordingly, it is possible that additional loans may go on nonaccrual status or not perform according to contract terms. Further losses, increased provisions for loan losses, and higher noninterest expense may be experienced related to loans in the motel/hotel industry. Given the impact of the weak economy and its impact on the motel/hotel industry, it is the Bank’s present intention to continue to limit and decrease its concentration in this industry as the loan portfolio grows.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned for the periods covered in this report:

	Sept. 30, 2003	December 31, 2002	Sept. 30, 2002
Nonaccrual loans	$1,400	$6,176	$7,605
90 days past due and accruing interest	$194	$359	$372
Repossessed assets	$3,074	$864	$864

Total nonperforming assets	$4,668	$7,399	$8,841
Nonperforming loans guaranteed by government	$(124)	$(1,563)	$(1,881)

Total nonperforming assets, net of guarantee	$4,544	$5,836	$7,030

Noninterest Income

Year-to-date September 30, 2003 noninterest income of $5,315 was up $1,284 or 32% from 2002 noninterest income for the same time period. The majority of growth in noninterest income was attributable to three categories. Service charges on deposit accounts were up $239 or 26% due to an increase in the number of clients and increased fees on analyzed business accounts. Other fee income, principally merchant bankcard processing fees grew by $392 or 20% due to increased volumes of clients and transactions in the merchant processing area. Finally, mortgage banking income and gains on the sales of loans was up $945 or 222%. Mortgage banking noninterest income generated from the originations of residential mortgages improved by $815 for the first nine months of 2003 and gains on sales of loans were up $130 over last year. Approximately $60,000 of residential mortgages were originated in 2003 compared to $25,000 originated during the first nine months of 2002. During the month of September 2003, the Bank experienced a slow down in residential mortgage originations as a result in an increase in long-term mortgage rates. Noninterest income from residential lending activities is expected to decline in the fourth quarter 2003. Gains on sales of commercial real estate loans were $130 for the first nine months of 2003 resulting from the sale of approximately $7,900 of loans during the first quarter of the year. No gains on sales of loans were recorded during the first nine months of 2002. Growth in these noninterest income categories was partially offset by a decline of $149 in gains on the sales of securities, as no securities were sold during the first nine months of 2003.

Noninterest Expense

Year-to-date September 30, 2003 noninterest expense was $12,808, an increase $2,412 or 23% over the same period in 2002. Salaries and employee benefits accounted for most of the increase, up $1,077 or 19% from the previous year. The increase in salaries and employee benefits was in three general categories. Salaries accounted for $185 of the increase. However, the year-to-date September 30, 2002 salary expense reflects the $443 severance payment to the Bank’s former CEO. Excluding this one-time expense from 2002, salary expense was up $618 or 17% over last year and reflects staff additions during the last half of 2002 and first half of 2003, primarily related to expansion in the Portland area market. Commissions paid to residential mortgage originators were up $295 due to the higher volume of activity during 2003 and the addition of residential construction lenders during the last half of 2002. The year over year percentage increases in salaries and commissions are expected to decline during the remainder of 2003 as many of the expenses related to increased staff in the Portland market and commissions related to residential construction lending were in place during the fourth quarter 2002. The largest increase in salaries and benefits was in benefits and taxes, which was up $597. Approximately $467 of this increase was due to incentive based compensation accruals, including the Bank’s estimated 401(k) contribution. The remainder of the increase in benefits and taxes related to increased group insurance and higher payroll taxes. Occupancy and equipment expense through September 30, 2003 was $1,237, a $212 or 21% increase over the same period in 2002. Occupancy expense accounted for $154 of the increase and reflects increased lease costs of the Bank’s KOIN Center office opened earlier this year. In addition, lease costs on the Coos Bay office of the

Consumer Finance Division and increased lease costs on one of the Bank’s Eugene offices contributed to the increase. Bankcard processing expense was $1,736 for the first nine months of 2003, an increase of $294 or 20% and is directly related to increased sales activity. The other expense category showed a $799 or 45% increase over 2002. The majority of this increase was related to operating losses and write-downs on motel properties classified as other real estate owned. During the first nine months of 2003, the Bank incurred approximately $343 of net other real estate expense related to motel properties. Other significant increases in the other expense category include other data processing expense, which was up $114 through September 30, 2003 over last year reflecting increased on-line banking expenses and software maintenance on the Bank’s loan systems. Professional services, a component of the other expense category, were up $177 due to increase legal fees and consulting expense.

Liquidity

Liquidity is the term used to define the Company’s ability to meet its financial commitments. The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds. The Company derives liquidity primarily through core deposit growth, the maturity of investment securities, and loan payments. Core deposits include demand, interest checking, money market, savings and local time deposits. Additional liquidity is provided through sales of loans, sales of securities, access to national CD markets, public deposits and both secured and unsecured borrowings. As a percentage of total deposits, core deposits were 92% at September 30, 2003, compared to 91% at September 30, 2003. Core deposits at September 30, 2002 were approximately $315,000 up $45,000 or 17% from the same period last year. Because of seasonal construction and economic activity and client payment of various tax obligations, the Company traditionally experiences a decline or slower growth of core deposits during the first half of each year, particularly during the first quarter, and then experiences core deposit growth during the second half of the year. For the first nine months of 2003, core deposits grew by approximately $28,000 over core deposit totals at December 31, 2002. The Company experienced a $5,000 decline in core deposits during the first quarter 2003 followed by $21,000 in core deposit growth during the second quarter 2003. During the third quarter, core deposits grew by more than $12,000 over June 30, 2003 levels. The growth in core deposits during the current quarter combined with a $12,000 decline in loans resulted in the growth of the Company’s short-term investments and securities portfolio. The Company expects solid loan growth during the fourth quarter and expects core deposit growth and present excess liquidity to provide the funding of this projected loan growth. At September 30, 2003, the Company had overnight and term borrowing lines of $135,000 with various correspondent banks, the Federal Home Loan Bank of Seattle, and the Federal Reserve Bank of San Francisco. At September 30, 2003, approximately $105,000 of the overnight and term borrowing lines were available. In addition, $11,000 was available from the State of Oregon certificate of deposit program, and the Company’s loan portfolio contained $21,800 of marketable government guaranteed loans.

Capital Resources

Capital is the shareholder’s investment in the Company. Capital grows through the retention of earnings and the issuance of new stock through the exercise of incentive options and decreases through the payment of dividends and share repurchase programs. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Banking regulations require the Company to maintain minimum levels of capital. The Company manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating). At September 30, 2003, the Company’s total capital to risk weighted assets was 12.20%, compared to 11.59% at September 30, 2002.

On September 17, 2003, the Company announced a 4-for-3 stock split payable to shareholders of record on September 30, 2003 and to be paid on October 15, 2003. The stock split resulted in the issuance of approximately 1,700 additional shares

The Company’s board of directors reviews its dividend considerations so that cash dividends, when and if declared by the Company, would typically be paid in mid-March, June, September, and December of each year. On August 14, 2003, the Company declared its third quarter dividend of $0.07 (restated to reflect 4-for3 stock split) per share paid on September 15, 2003 to shareholders of record on August 29, 2003. Through September 30, 2003, the Company has paid dividends totaling $0.20 per share. The Company expects to maintain the $0.07 per share dividend per quarter during 2003, which would result in an annual dividend of $0.27 per share, which would equate to a 12.5% increase over the prior year.

The Company expects that earnings retention and existing capital will be sufficient to fund anticipated asset growth, while maintaining a well-capitalized designation from the FDIC.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

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

The model attempts to account for such limitations by imposing weights on the differences between repricing assets and repricing liabilities within each time segment. These weights are based on the ratio between the amount of rate change of each category of asset or liability, and the amount of change in the federal funds rate. Certain non-maturing liabilities such as checking accounts and money market deposit accounts are allocated among the various repricing time segments to meet local competitive conditions and management’s strategies

The following table shows the estimated impact of the various interest rate scenarios used in the software modeling based on data provided by the Company to the Federal Home Loan Bank at September 30, 2003. The table shows estimates of changes in net interest income. For illustrative purposes the base figure of $22,007 used in the interest rate shock analysis is the annualized actual net interest income for the first nine months of 2003. Due to the various assumptions used for this modeling, no assurance can be given that projections will reflect actual results.

Interest Rate Shock Analysis

Net Interest Income and Market Value Performance

(dollars in thousands)

Projected Interest Rate Change	Net Interest Income
	$ Estimated	$ Change	% Change
	Value	from Base	from Base
+200	25,462	3,455	15.70%
+100	23,697	1,690	7.68%
Base	22,007	0	0.00%
-100	19,976	(2,031)	(9.23)%
-200	17,559	(4,448)	(20.21)%

Gradual Interest Rate Movement Forecast

Net Interest Income and Market Value Performance

(dollars, in thousands)

Projected Interest Rate Change	Net Interest Income
	$ Estimated	$ Change	% Change
	Value	from Base	from Base
Rising 2.40%	24,397	2,390	10.86%
Base	22,007	0	0.00%
Declining 2.40%	19,285	(2,722)	(12.37)%

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

A Report on Form 8-K was filed by Pacific Continental Corporation on July 15, 2003 that furnished the earnings release as an exhibit for the second quarter and year-to-date at June 30, 2003.

A Report on Form 8-K was filed by Pacific Continental Corporation on September 17, 2003 that announced a 4-for-3 stock split to be paid on October 15, 2003 to shareholders of record as of August 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION
(Registrant)

Dated October 31, 2003	/s/ HAL BROWN
Hal Brown
President and Chief Executive Officer

Dated October 31, 2003	/s/ MICHAEL A. REYNOLDS
Michael A. Reynolds
Senior Vice President and Chief Financial Officer