Form 10-K
period 2003-12-31
PACIFIC CONTINENTAL CORP
filed 2004-03-16
CIK 1084717

SECURITIES & EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 0-30106

Pacific Continental Corporation

(Exact name of registrant as specified in its charter)

Oregon	93-1269184
(State of Incorporation)	(IRS Employer Identification No.)

111 West 7th Avenue

Eugene, Oregon 97401
(Address of principal executive offices)

(541) 686-8685

(Registrant’s telephone number)

Securities registered pursuant to 12(b) of the Act:

None

Securities registered pursuant to 12(g) of the Act:

$1.00 Par Value Common Stock

      Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2).     Yes ☐          No ☑

      The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2003 (the last business day of the most recent second quarter) was $67,488,616 (based on the closing price as quoted on the NASDAQ National Market on that date.

      The number of shares outstanding of each of the registrant’s classes of common stock, as of March 5, 2004, was 6,818,756 shares of $1.00 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates by reference information from the registrant’s definitive proxy statement for the 2004 annual meeting of shareholders.

PACIFIC CONTINENTAL CORPORATION

FORM 10-K

ANNUAL REPORT

		Page

PART I
Item 1.	Business	2
Item 2:	Properties	13
Item 3:	Legal Proceedings	14
Item 4:	Submission of Matters to a Vote of Security Holders	14
PART II
Item 5:	Market for Company’s Common Equity and Related Stockholder Matters	14
Item 6:	Selected Financial Data	15
Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7a:	Quantitative and Qualitative Disclosures About Market Risk	26
Item 8:	Financial Statements and Supplementary Data	28
Item 9:	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	49
Item 9a:	Controls and Procedures	49
PART III
(Items 10 through 13 are incorporated by reference from Pacific Continental Corporation’s definitive proxy statement for the annual meeting of shareholders scheduled for April 20, 2004)
Item 10:	Directors and Executive Officers of the Company	49
Item 11:	Executive Compensation	49
Item 12:	Security Ownership of Certain Beneficial Owners and Management	49
Item 13:	Certain Relationships and Related Transactions	50
Item 14:	Principal Accountant Fees and Reports	50
Item 15:	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	50
Signatures		51

PART I

Item 1.	Business

General

      Pacific Continental Corporation (the “Company” or the “Registrant”) is an Oregon corporation and one-bank holding company located in Eugene, Oregon. The Company was organized on June 7, 1999, pursuant to a holding company reorganization of Pacific Continental Bank, its wholly owned subsidiary.

      The Company’s principal business activities are conducted through its full-service commercial bank subsidiary, Pacific Continental Bank (the “Bank”), an Oregon state-chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2003, the Bank had facilities in seven Oregon cities and towns and operated ten full-service offices and two consumer finance lending office. In September 2003, the Company closed a limited-service facility in Halsey, Oregon. Also, during 2003, the Company purchased a consumer finance office from CitiFinancial. This office is located in Coos Bay, Oregon. The Company continues to look for profitable ways to expand its business, including branching, new lending offices, and acquisition opportunities.

Results

      For the year ended December 31, 2003, the operations of the Company on a combined basis earned net income of $6.8 million or $0.99 per diluted share. At December 31, 2003, the consolidated equity of the Company was $42.2 million with 6.8 million shares outstanding and a book value of $6.22 per share. Total assets were $425.8 million. Loans, including loans held for sale, net of allowance for loan losses, were $350.9 million at December 31, 2003 and represented 82% of total assets. Deposits totaled $356.1 million at year-end 2003. For more information regarding the Company’s results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Financial Statements and Supplementary Data” in sections 7 and 8 of this Form 10-K.

THE BANK

General

      The Bank commenced operations on August 15, 1972. At December 31, 2003, the Bank operated ten banking offices and two consumer finance lending offices serving Western Oregon and Clark County in Southwest Washington State. The Bank specializes in meeting the deposit and lending needs of community-based businesses, professional service groups and not-for-profit organizations. More information on the Bank and its banking services can be found on its website www.therightbank.com. The Bank operates under the banking laws of the State of Oregon and the rules and regulations of the FDIC.

Primary Market Area

      The Bank’s markets consist of Lane, Multnomah, Washington, and Clackamas Counties in the State of Oregon and Southwest Washington State. The Bank has ten full-service offices and two consumer finance offices. The Bank has seven full-service offices and one consumer finance lending office in Lane County, two full-service offices in Washington County, one full-service office in Multnomah County and one consumer finance office in Coos County. Within Lane County, the Bank has its administrative office and five branch offices and one consumer finance lending office in Eugene, one branch office in Springfield, and one branch office in Junction City. Within Washington County, the Bank has a branch office in Beaverton and one branch office in Tualatin. Within Multnomah County, the Bank has one branch office in Portland. Within Coos County, the Bank has one consumer finance lending office.

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

      Commercial loans, secured and unsecured, are made primarily to professionals, community-based businesses, and not-for-profit organizations operating in Lane, Multnomah, Clackamas, and Washington Counties and surrounding areas, including Clark County in Southwest Washington. These loans are available for general operating purposes, acquisition of fixed assets, purchases of equipment and machinery, financing of inventory and accounts receivable, and other business purposes. The Bank also originates Small Business Administration (“SBA”) loans and loans guaranteed by the Farm Service Agency. The Bank has a preferred lender status with the SBA.

      Within its primary markets, the Bank also concentrates on construction loan financing for commercial facilities and for pre-sold, custom, and speculative home construction. The major thrust of residential construction lending is for the construction of single-family residences. The Bank also finances requests for duplexes and other multi-family residences.

      Fixed-rate and variable rate residential mortgage loans are offered through the Bank’s mortgage loan department. Most residential mortgage loans originated are sold in the secondary market along with the mortgage loan servicing rights.

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

      The Board of Directors has approved specific lending policies and procedures for the Bank and management is responsible for implementation of the policies. The lending policies and procedures include guidelines for loan term, loan-to-value rates, collateral appraisals, and interest rates. The loan policies also vest varying levels of loan authority in management, the Bank’s Loan Committee, and the Board of Directors. Management of the Bank monitors lending activities through management meetings, weekly loan committee meetings, monthly reporting, and periodic review of loans.

      During 2002, the Bank opened a consumer finance lending operation as a division of the Bank. During 2003, the Bank purchased a consumer finance lending office from CitiFinancial in Coos Bay, Oregon. Presently, this operation consists of two lending offices in Eugene and Coos Bay. At December 31, 2003, this division had approximately $9.1 million in outstanding loans. This division of the Bank makes primarily secured loans to individuals for various purposes including automobiles, mobile homes, boats, and home improvements or home equity loans. A small percentage of loans made by this division are unsecured. The majority of loans made by the consumer finance division are classified as sub-prime lending and have yields appropriate to the credit risk assumed.

Deposit Services

      The Bank offers a full range of deposit services that are typically available in most banks and savings banks, including checking accounts, savings, money market accounts, and time deposits. The transaction accounts and time deposits are tailored to the Bank’s primary market area at rates competitive with those offered in the area. Additional deposits are generated through national networks for institutional deposits. All deposit accounts are insured by the FDIC to the maximum amount permitted by law.

      The Bank has invested in image technology for the processing of checks. The Bank was the first financial institution in Lane, Multnomah, Clackamas, and Washington Counties to offer this service. In addition, the Bank allows 24-hour customer access to deposit and loan information via telephone and on-line cash management products.

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

Employees

      At December 31, 2003, the Bank employed 156 full-time equivalent employees. None of these employees are represented by labor unions. A number of benefit programs are available to eligible employees, including group medical plans, paid sick leave, paid vacation, group life insurance, 401(k) plans, and stock option plans.

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

      State Law Restrictions. As an Oregon corporation, the Company is subject to certain limitations and restrictions under applicable Oregon corporate law. For example, state law restrictions in Oregon include limitations and restrictions relating to lending limits related to individual borrowers, indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records, and minutes, and observance of certain corporate formalities.

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

     Capital Adequacy

      Regulatory Capital Guidelines. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

      Tier I and Tier II Capital. Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common stockholders’ equity, surplus and undivided profits. Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments, and subordinated debt. The sum of Tier I capital and Tier II capital represents an institution’s total capital. The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital.

      Risk-based Capital Ratios. The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk-weighted assets. The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution’s risk-weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4% and a minimum total risk-based ratio of 8%.

      Leverage Ratio. The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of average total assets, less intangibles. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators expect an additional cushion of at least 1% to 2%.

      Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.” Institutions that are “undercapitalized” or lower are subject to certain mandatory supervisory corrective actions.

     Corporate Governance and Accounting Legislation

      Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) to address corporate and accounting fraud. The Act establishes a new accounting oversight board to enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

      The Act also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, the Act: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

      As a publicly reporting company, we are subject to the requirements of the Act and related rules and regulations issued by the SEC and NASDAQ. We anticipate that we will incur additional expense as a result of the Act, but we do not expect that such compliance will have a material impact on our business.

     Anti-terrorism Legislation

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

     Financial Services Modernization

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

Statistical Information

      Most of the information is required by Guide 3, as adopted by the Securities and Exchange Commission.

     Selected Quarterly Information

      The following chart contains data for the last eight quarters ending December 31, 2003. All data, except per share data, is in thousands of dollars.

	2003				2002
Year
Quarter	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest income	$6,809	$6,501	$6,742	$6,477	$6,442	$6,195	$5,951	$5,638
Interest expense	1,049	1,065	1,102	1,093	1,183	1,194	1,101	1,059
Net interest income	5,760	5,436	5,640	5,384	5,259	5,001	4,850	4,579
Provision for loan loss	100	0	200	600	600	2,050	525	2,485
Noninterest income	1,116	1,297	1,167	1,366	1,301	1,028	858	1,014
Noninterest expense	3,879	3,744	3,779	3,800	3,330	3,266	3,069	2,930
Net income	1,795	1,847	1,743	1,446	1,606	411	1,327	110
PER COMMON SHARE DATA
Net income (basic)(1)	$0.27	$0.27	$0.25	$0.22	$0.25	$0.06	$0.19	$0.02
Cash dividends(1)	$.07	$.0675	$.0675	$.0675	$0.06	$0.06	$0.06	$0.06

(1)	All per share data has been retroactively adjusted for 4-for-3 stock split in September 2003.

Investment Portfolio

      The following chart contains information regarding the Company’s investment portfolio. All of the Company’s investment securities are accounted for as available-for-sale and are reported at estimated market value. The difference between estimated fair value and amortized cost, net of deferred taxes, is a separate component of stockholders’ equity.

INVESTMENT PORTFOLIO

ESTIMATED MARKET VALUE

	December 31,

	2003	2002	2001

	(Dollars in thousands)
US Treasury, US Government agencies and corporations, and agency mortgage-backed securities	$6,477	$1,047	$3,930
Obligations of states and political subdivisions	2,993	118	1,513
Other mortgage-backed securities & corporate notes	20,559	9,680	14,684

Total	$30,029	$10,845	$20,127

      The following chart presents the amount of each investment category by maturity date and includes a weighted average yield for each period. Mortgage-backed securities have been classified based on their December 31, 2003 projected average life.

SECURITIES AVAILABLE-FOR-SALE

DECEMBER 31, 2003

			After		After
			One Year		Five Years
	Within		But Within		But Within		After
	One Year		Five Years		Ten Years		Ten Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
US Treasury, US Government agencies and agency mortgage-backed securities	$1,977	1.70%	$23,060	3.51%	$1,999	4.38%	$—	—
Obligations of states and political subdivisions	—	—	438	3.30%	1,492	3.75%	1,062	3.53%

Total	$1,977	1.70%	$23,498	3.51%	$3,491	4.11%	$1,062	3.53%

     Loan Portfolio

      The following tables contain information related to the Company’s loan portfolio, including loans held for sale, for the five-year period ending December 31, 2003.

LOAN PORTFOLIO

	December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Loan Portfolio
Commercial Loans	$89,127	$94,345	$63,058	$54,798	$56,485
Real Estate Loans	255,150	222,727	169,776	159,481	144,869
Loans held for sale	1,958	5,546	1,924	814	2,767
Consumer Installment Loans	11,424	9,579	9,454	10,582	8,984

	357,659	332,197	244,212	225,675	213,105
Deferred loan origination fees	(1,582)	(1,394)	(1,111)	(1,081)	(1,125)

	356,077	330,803	243,101	224,594	211,980
Allowance for loan loss	(5,225)	(4,403)	(3,418)	(2,149)	(2,448)

	$350,852	$326,400	$239,683	$222,445	$209,532

      The following table presents loan portfolio information by loan category related to maturity and repricing sensitivity. Variable rate loans are included in the time frame in which the interest rate on the loan could be first adjusted. Nonperforming loans, totaling $2,051 are included. Loans held for sale of $1,958 are included in the Real Estate category.

MATURITY AND REPRICING DATA FOR LOANS

December 31, 2003

	Commercial	Real Estate	Consumer	Total

	(Dollars in thousands)
Three months or less	$81,105	$97,932	$7,875	$186,912
Over three months through 12 months	4,720	4,149	2,249	11,118
Over 1 year through 3 years	2,635	45,215	1,184	49,034
Over 3 years through 5 years	667	61,752	102	62,521
Over 5 years through 15 years	—	48,060	14	48,074

Total loans	$89,127	$257,108	$11,424	$357,659

Loan Concentrations

      No single industry group in the loan portfolio represents more than 10% of outstanding loans at December 31, 2003. However, approximately 70% of the Bank’s loans are secured by real estate. The largest concentrations of loans are residential construction at 7% and medical professionals at 6%. At year end there were no nonaccrual loans and no impaired loans in either of these industries. The granular nature of the portfolio, both from industry mix and loan size, continues to disburse risk concentration.

      Loans in the hotel/motel industry have contracted to less than 6% of the total loan portfolio at December 31, 2003, a reduction from 8% at previous fiscal year end. There were no foreclosed or non-accrual hotel/motel properties remaining as of year end. One restructured loan in this industry totaled $1,896 and is performing according to the restructured terms of the loan. All other hotel/motel loans also are performing according to their contractual terms. In view of the uncertainties in the hotel/motel industry, the Company continues to carefully monitor loans made by the Bank in this industry.

	December 31,

	2003	2002	2001	2000	1999

Nonperforming Assets
Nonaccrual loans	$1,506	$6,176	$6,049	$490	$1,422
90 or more days past due and still accruing	545	359	953	155	464

Total nonperforming loans	2,051	6,535	7,002	645	1,886
Government guarantees	(233)	(1,563)	(1,020)	0	(160)

Net nonperforming loans	1,818	4,972	5,982	645	1,726
Foreclosed assets	411	864	0	385	125

Total nonperforming assets	$2,229	$5,836	$5,982	$1,030	$1,851
Nonperforming assets as a percentage of total loans	0.63%	1.76%	2.46%	0.46%	0.87%

      If interest on nonaccrual loans had been accrued, such income would have been approximately $159, $446, and $371, respectively, for years 2003, 2002 and 2001.

Allowance for Loan Loss

      The following chart presents information about the Company’s allowances for loan loss. The Company does not allocate the allowance among specific loan types or categories. Management evaluates the allowance monthly and considers the amount to be adequate to absorb possible loan losses.

ALLOWANCE FOR LOAN LOSS

	December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Allowance for loan losses
Balance at beginning of year	$4,403	$3,418	$2,149	$2,448	$2,070
Charges to the allowance
Real estate loans	(843)	(4,138)	(54)	(336)	(248)
Consumer installment loans	(104)	(123)	(99)	(208)	(80)
Commercial	(238)	(542)	(121)	(1,185)	(49)

Total charges to the allowance	(1,185)	(4,803)	(274)	(1,729)	(377)
Recoveries against the allowance
Real estate loans	799	49	8	48	1
Consumer installment loans	15	10	29	7	5
Commercial	103	69	51	35	14

Total recoveries against the allowance	917	128	88	90	20

Acquisition	190	0	0	0	0
Provisions	900	5,660	1,455	1,340	735

Balance at end of the year	$5,225	$4,403	$3,418	$2,149	$2,448
Net charge offs as a percentage of total average loans	0.08%	1.62%	0.08%	0.72%	0.18%

      At December 31, 2003, the recorded investment in certain loans totaling $3,168 (net of government guarantees), were considered impaired. Impaired loans at December 31, 2003 consist of $1,276 in nonaccrual loans and one restructured motel/hotel loan totaling $1,896. A specific related valuation of $628 is provided for these loans and is included in the $5,225 ending allowance at December 31, 2003.

      In April 2003, the Bank acquired the Coos Bay Finance office of CitiFinancial for $6,863 in cash. This office was combined with Pacific Continental Finance, a division of the Bank. The allocation of the purchase price resulted in a $190 increase in the allowance for loan losses. The acquisition was accounted for under the purchase method of accounting.

Deposits

      Deposits represent a significant portion of the Company’s liabilities. Average balance and average rates paid by category of deposit is included in Table I, Average Balance Analysis of Net Interest Earnings, within the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included later in this report. The chart below details the Company’s time deposits at December 31, 2003. The Company does not have any foreign deposits. Variable rate deposits are listed by first repricing opportunity.

TIME DEPOSITS

	Time Deposits	Time Deposits
	of $100,000 or	of Less Than	Total Time
	More	$100,000	Deposits

	(Dollars in thousands)
Three months or less	$12,289	$3,042	$15,331
Over three months through twelve months	10,449	17,960	28,409
Over one year through three years	5,021	4,477	9,498
Over three years	202	1,068	1,270

	$27,961	$26,547	$54,508

Short-term Borrowings

      The Company uses short-term borrowings to fund fluctuations in deposits and loan demand. The Company’s only subsidiary, Pacific Continental Bank, has access to both secured and unsecured overnight borrowing lines. At December 31, 2003, the Bank had available unsecured and secured borrowing lines totaling $145,000. At December 31, 2003, available unsecured borrowing lines with various correspondent banks and the Federal Reserve Bank of San Francisco totaled $39,000 ($39,000 available at December 31, 2003). The Federal Home Loan Bank of Seattle (FHLB) also provides a secured overnight borrowing line using a blanket pledge of various Bank assets. The Bank’s FHLB borrowing limit, subject to sufficient collateral and stock investment, was approximately $106,000 ($80,000 available) at December 31, 2003.

SHORT-TERM BORROWINGS

	2003	2002	2001

	(Dollars in thousands)
Federal Funds Purchased
Average interest rate
At year end	1.10%	1.60%	1.95%
For the year	1.59%	2.00%	5.01%
Average amount outstanding for the year	$4,066	$3,735	$4,577
Maximum amount outstanding at any month end	$21,710	$15,000	$10,800
Amount outstanding at year end	$0	$9,000	$0

Item 2.	Properties

      The principal properties of the registrant are comprised of the banking facilities owned by the Bank. The Bank operates ten full service facilities and two consumer finance offices. The Bank and Bank subsidiaries own a total of six buildings and owns the land under four of the buildings. Significant properties owned by the Bank are as follows:

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

      The Bank leases facilities for branch offices in Portland, Oregon and Tualatin, Oregon, two branch offices and one consumer finance lending office located in Eugene, Oregon, and one consumer finance office in Coos Bay, Oregon. In addition, the Bank leases a portion of an adjoining building to the High Street office for administrative and training functions. Management considers all owned and leased facilities adequate for current and anticipated future use.

Item 3.	Legal Proceedings

      As of the date of this report, neither the Company nor the Bank or any of its subsidiaries is party to any material pending legal proceedings, including proceedings of governmental authorities, other than ordinary routine litigation incidental to the business of the Bank.

Item 4.	Submissions of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common stock trades on the NASDAQ National Market under the symbol PCBK. At March 5, 2004, the Company had 6,818,756 shares of common stock outstanding held by approximately 1,300 shareholders.

      The high, low and closing sales prices (based on daily closing price) for the last eight quarters are shown in the table below. All prices have been adjusted retroactively to reflect a 4-for-3 stock split declared in September 2003.

	2003				2002
Year
Quarter	Fourth	Third	Second	First	Fourth	Third	Second	First

Market value:
High	$15.89	$14.51	$11.66	$11.96	$10.95	$10.13	$9.60	$9.68
Low	13.40	11.40	10.97	10.69	9.57	8.81	8.53	7.97
Close	15.89	13.47	11.44	11.05	10.88	9.79	9.23	9.39

Item 6.	Selected Financial Data

      Selected financial data for the past five years is shown in the table below.

	2003	2002	2001	2000	1999

	($ in thousands, except for per share data)
For the year
Net interest income	$22,220	$19,689	$18,520	$17,262	$16,054
Provision for loan losses	$900	$5,660	$1,455	$1,340	$735
Noninterest income	$4,946	$4,200	$3,611	$2,824	$3,320
Noninterest expense	$15,202	$12,594	$11,371	$10,885	$9,901
Income taxes	$4,233	$2,181	$3,582	$3,053	$3,364
Net income	$6,831	$3,454	$5,722	$4,808	$5,374
Cash dividends	$1,841	$1,610	$1,401	$1,225	$1,323
Per common share data(1)
Net income:
Basic	$1.01	$0.52	$0.86	$0.72	$0.77
Diluted	$0.99	$0.51	$0.84	$0.72	$0.77
Cash dividends	$0.27	$0.24	$0.21	$0.19	$0.19
Market value, end of year	$15.89	$10.88	$9.53	$6.05	$8.87
At year end
Assets	$425,799	$379,846	$309,548	$294,124	$271,088
Loans, less allowance for loan loss	$350,852	$326,400	$239,683	$222,445	$209,533
Deposits	$356,099	$309,909	$248,328	$250,104	$224,175
Shareholders’ equity	$42,234	$36,698	$35,604	$30,370	$27,111
Average for the year
Assets	$402,195	$337,258	$299,721	$288,589	$255,271
Earning assets	$369,574	$305,763	$270,702	$260,419	$230,303
Loans, less allowance for loan loss	$342,192	$284,614	$234,441	$224,119	$195,355
Deposits	$329,157	$271,765	$238,856	$239,197	$207,224
Interest paying liabilities	$256,442	$211,745	$195,529	$195,214	$169,054
Shareholders’ equity	$39,758	$36,117	$33,882	$28,626	$28,173
Financial ratios
Return on average:
Assets	1.70%	1.02%	1.91%	1.67%	2.11%
Shareholders’ equity	17.18%	9.56%	16.89%	16.79%	19.08%
Average shareholders’ equity/average assets	9.89%	10.71%	11.30%	9.92%	11.04%
Dividend payout ratio	26.95%	46.61%	24.48%	25.47%	24.62%
Risk-based capital:
Tier I capital	10.95%	10.23%	12.71%	12.30%	12.07%
Tier II capital	12.20%	11.47%	13.98%	13.17%	13.15%

(1)	Per common share data is retroactively adjusted to reflect the 10% stock dividend and 4-for-3 stock split of 2001 and 2003, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Highlights

	2003	2002	% Growth

Operating revenue	$27,166	$23,889	14%
Net income	$6,831	$3,454	98%
Earnings per share
Basic	$1.01	$0.52	94%
Diluted	$0.99	$0.51	94%
Assets, period-end	$425,799	$379,846	12%
Deposits, period-end	$356,099	$309,909	15%
Return on assets	1.70%	1.02%
Return on equity	17.18%	9.56%

      Per share data for 2003 and all prior years was retroactively adjusted to reflect the 4-for-3 stock split declared during the third quarter 2003. In addition, the Company changed its method of reporting merchant bankcard processing fees. During the fourth quarter 2003, the Company began netting interchange processing expenses against merchant bankcard income. Previously, the Company reported interchange processing expenses as a component of noninterest expense. As a result, all prior period reported results for noninterest income and noninterest expense have been reclassified to reflect this method of financial reporting to enable consistent presentation of the financial results. The reporting change had no impact on net income or earnings per share, however, the reclassifications within the line items “noninterest income” and “noninterest expense” impacts certain ratios commonly used by investor and others in assessing bank performance. More details are provided in the discussion of noninterest income section of this report.

      The Company earned $6,831 in 2003 compared to $3,454 in 2002. Operating revenue growth of 14%, combined with a significant decrease in the provision for loan losses were key elements to the improvement in 2003 earnings when compared to last year. Operating revenue (net interest income plus noninterest income)

growth was driven by a 21% increase in average earning assets resulting in a 13% increase in net interest income and an 18% increase in noninterest income due primarily from growth in revenues from origination of residential mortgages. The provision for loan losses for 2003 was $900 compared to $5,660 for the year 2002. The large provision for loan losses in 2002 was primarily related to problem loans in the hotel/motel industry.

      Assets and deposits at December 31, 2003 showed growth rates of 12% and 15%, respectively over year end 2002. Core deposits, which are defined as demand deposits, interest checking, money market account, and time deposits taken in locally, constitute 93% of December 31, 2003 outstanding deposits. Demand deposits were $125,576 or 35% of total deposits at year-end December 31, 2003.

      During 2004, the Company believes the following factors could impact reported financial results:

•	The Bank is asset sensitive and an increase in market interest rates during 2004 will positively impact the Bank’s net interest margin and increase net interest income. Conversely, a decline in market interest rates will have a negative impact.

•	The local and regional economy and its effect on loan demand and the credit quality of existing clients with lending relationships. Oregon has been in a recession and while there are early signs of a recovery, unemployment remains high at 7.7%.

•	Long-term interest rates and their impact on residential construction, residential mortgage lending, and refinancing activities of existing homeowners. The Company has benefited from refinancings of existing mortgages fueled by low interest rates, but these started to slow during the last half of 2003.

•	Increased expenses related to personnel costs and the rising costs of providing employee benefits, plus staffing and other expense related to compliance with documentation of internal control systems required by Section 404 of Sarbanes-Oxley Section and FDICIA.

•	Increased competition as two new banks are scheduled to open in the Eugene, Oregon market during 2004.

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

      Two tables follow which analyze the change in net interest income for 2003, 2002, and 2001. Table I, Average Balance, Analysis of Net Interest Earnings, provides information with regard to average balances of assets and liabilities, as well as associated dollar amounts of interest income and interest expense, relevant average yields or rates, and net interest income as a percent of average earning assets. Table II, Analysis of Changes in Interest Income and Interest Expense, shows the increase (decrease) in the dollar amount of interest income and interest expense and the differences attributable to changes in either volume or rates. Changes not solely due to volume or rate are allocated to rate.

          2003 Compared to 2002

      Net interest income for 2003 was $22,220, an increase of $2,531 or 13% over 2002 net interest income of $19,689. For the year 2003, the net interest margin as a percentage of earning assets decreased by 43 basis points, from 6.44% in 2002 to 6.01% in 2003.

      Market interest rates were at a 45 year low for most of 2003. Short-term market rates were relatively stable for most of 2003, with the exception of a 25 basis point drop in short-term rates, which lowered the overnight fed funds borrowing rate and the prime-lending rate in June 2003. As a result of the drop in the prime-lending rate in June, 2003, the Company experienced compression of its net interest margin during the last half of the year. The net interest margin averaged 6.20% for the first six months of 2003 as compared to 5.83% for the last six months of 2003. During 2003, earning asset yields declined as new loans were booked at low interest rates and existing loans repriced or renewed at lower interest rates, while the Company’s cost of funds remained relatively stable. The stability in the Company’s cost of funds was due to deposits, specifically interest checking, savings, and money market accounts, which are priced at their practical floors in the current interest rate environment. The high level of liquidity during the last six months of 2003 also negatively impacted the Company’s net interest margin for the year. During the last six month of 2003, the Company had excess funds averaging $15,000, which were sold overnight or placed in short-term investments. These short-term investments had an average yield of approximately 1.00%, which lowered earning asset yields in the last half the year, contributing to some of the margin compression.

      Interest and fees earned on earnings assets during 2003 increased by $2,303 or 10% over 2002. Referring to Table II, total interest income and fees improved by $4,870 due to increased earnings asset volumes, which was partially offset by a $2,567 decline in interest income due to lower yields on earning assets. Average earning assets for 2003 were $369,599, a 21% increase over 2002 average earning asset levels. Nearly all of the growth in earning assets was attributable to loan growth as average loans net of the allowance for loan losses for the year 2003 were up $57,578 or 20% over 2002. Referring to Table I, earning asset yields declined by 74 basis points, from 7.92% in 2002 to 7.18% in 2003. Yields on loans, short-term investments, and securities available for sale contributed to the overall decline in earning asset yields during 2003. The yield on average loans, which make up 93% of earning asset volumes, were primarily responsible for the decline in earning asset yields during 2003. Loan yields for 2003 were 7.56%, a decline of 61 basis points from loan yields of 8.17% recorded during 2002. The decline in loan yields is reflective of the 25 basis point decline in market rates in June 2003, which lowered yields on existing loan clients, and new loans booked throughout 2003 lower interest rates.

      At December 31, 2003, the Company had approximately $177,000 in variable rate loans or 50% of the total loan portfolio. Approximately $150,000 of variable rate loans had active interest rate floors at December 31, 2003. The high level of variable rate loans and the maturity structure of the Company’s liabilities, make the Company asset sensitive, meaning that its loans will reprice faster than liabilities as interest rates change. An increase in market interest rates improves loan yields faster than the cost of funds, thus increasing the net interest margin and net interest income. Conversely, a decrease in market interest rates lowers loan yields faster than the cost of liabilities creating compression in the net interest margin and reducing net interest income.

      Interest expense on interest-bearing liabilities during 2003 decreased by $230 or 5% from 2002. Referring to Table I, interest expense increased by $958 due to increased volumes, which was more than offset by a $1,188 decline in interest expense due to lower rates. Table II shows that average interest-bearing liabilities for 2003 increased by $44,696 or 21% over 2002, which increased interest expense for the year. Most of the increase in volume was attributable to growth in money market and NOW accounts. Rates paid on interest-bearing liabilities fell 46 basis points, from 2.14% in 2002 to 1.68% in 2003. Rates on every category of interest-bearing liabilities showed a decline in 2003 when compared to 2002.

      The Company’s net interest margin continued to benefit from growth in noninterest-bearing deposits. For the year 2003, average noninterest-bearing deposits grew by $16,704 or 19% over 2002. Average noninterest-bearing deposits funded 26% of total assets. At December 31, 2003, total non-interest bearing deposits were $125,576 and accounted for 35% of total outstanding deposits.

      If the current interest rate environment prevails throughout 2004, the Company expects the net interest margin to remain stable or decrease slightly from the net interest margin experienced during the last six months of 2003. While new loans are expected to be booked at rates lower than the present average yield on the loan portfolio, increased loan fees from construction lending and deposit and alternative funding repricing opportunities are expected to mitigate some of the expected decline in the yield on the loan portfolio. The addition of construction lenders and increased volume of construction lending is expected to increase loan fees and thus improve yields on earning assets. In addition, during the first six months of 2004, approximately $11,800 of national time deposits with an average rate of 2.68% will mature and $13,000 of FHLB term advances with an average rate of 5.10%, which will present repricing opportunities for the Company, which is expected to lower the cost of interest-bearing liabilities.

          2002 Compared to 2001

      Net interest income for 2002 was $19,689, an increase of $1,169 or 6% over 2001 net interest income of $18,520. For the year 2002, net interest margin as a percentage of earning assets decreased by 40 basis points from 6.84% in 2001 to 6.44% in 2002.

      Short-term market interest rates were relatively stable during 2002 with the exception of a 50 basis point decline in November 2002. The Federal Reserve aggressively lowered market interest rates during 2001, with the prime-lending rate falling 525 basis points. During 2001, the Company was able to maintain a high yield on its earning assets due to the activation of interest rate floors, while at the same time lowering its cost of funds. During 2002, the Company’s cost of funds remained relatively stable, while earning asset yields declined as new loans were booked at low interest rates and existing loans renewed or repriced, which deactivated interest rate floors. The high level of nonperforming loans during 2002 was also a factor in declining loan yields. This resulted in compression of the net interest margin throughout 2002 as evidenced by the margins reported on a quarterly basis of 6.65% in first quarter 2002, 6.63% in second quarter, and 6.27% in both the third and fourth quarter of 2002.

      Interest and fees on earning assets declined by $1,053 or 4% to $24,226. Referring to Table II, total interest income and fees improved by $3,821 due to increased earning asset volumes, which was offset by a $4,874 decline in interest income due to lower yields on earning assets. Average earning assets for 2002 were $305,737, up $35,035 or 13% over 2001. All of the growth in earning assets was attributable to loan growth as average loans increased $50,173 or 21%. A decline of $17,496 in average securities available-for-sale offset a portion of the loan growth during 2002. Referring to Table I, earning asset yields declined by 142 basis points from 9.34% in 2001 to 7.92% in 2002. This decline resulted primarily in the drop in loan yields, which were 8.17% in 2002, down 161 basis points from 2001 as new loans and existing loans were priced at lower yields throughout 2002. In addition, interest reversed and forgone on nonaccrual loans negatively impacted earning asset yields. Interest reversed and forgone totaled approximately $446 or 0.15% of earning assets. At December 31, 2002, the Company had approximately $156,000 variable rate loans or 47% of the total loan portfolio.

      Interest expense on interest-bearing liabilities decreased by $2,222 or 33%. The cost of interest-bearing liabilities was 2.14% in 2002, down 132 basis points from 2001. Referring to Table II, the decline in interest expense was entirely due to the decrease in rates paid on interest-bearing liabilities, which lowered interest expense by $2,668. Lower rates on money market accounts, NOW accounts, and time deposits accounted for $2,145 or 97% of the decrease in interest rates. Changes in liability mix and increased volumes offset this decrease by $446. The decline in interest expense due to rates reflects the low market interest rate environment for the entire year 2002. In addition, the growth in money market accounts, savings accounts, and non-interest bearing accounts allowed the Company to minimize dependence on higher rate sources of funding, specifically time deposits.

      The Company’s net interest margin continued to benefit from growth in noninterest bearing deposits. For the year-ended December 31, 2002, average noninterest-bearing deposits were $88,132, up $19,560 or 29% over last year. Average noninterest bearing deposits funded 26% of total assets. At December 31, 2002, total noninterest-bearing deposits were $109,082 and represented 35% of total deposits.

Table I
Average Balance Analysis of Net Interest Earnings

	2003			2002			2001

	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance	Income/(Expense)	Yield/(Cost)	Balance	Income/(Expense)	Yield/(Cost)	Balance	Income/(Expense)	Yield/(Cost)

	($ Thousands)
Interest Earning Assets
Federal funds sold and interest bearing deposits in banks	$8,354	$79	0.95%	$4,042	$68	1.68%	$1,656	$51	3.08%
Securities available for sale:
Taxable(1)	$18,459	$554	3.00%	$17,108	$903	5.28%	$34,604	$2,294	6.63%
Tax-exempt							$594	$22	3.71%
Loans, net of allowance for loan losses(2)(3)(4)	$342,192	$25,874	7.56%	$284,614	$23,255	8.17%	$234,441	$22,933	9.78%

Total interest earning assets	$369,599	$26,529	7.18%	$305,763	$24,226	7.92%	$270,701	$25,279	9.34%
Non Earning Assets
Cash and due from banks	$15,983			$15,752			$13,941
Premises and equipment	$13,215			$13,157			$13,198
Interest receivable and other	$3,398			$2,586			$1,881

Total non interest assets	$32,596			$31,495			$29,020
Total assets	$402,195			$337,258			$299,721
Interest Bearing Liabilities
Money market and NOW accounts	$140,660	$(1,305)	(0.93)%	$116,836	$(1,473)	(1.26)%	$106,851	$(2,522)	(2.36)%
Savings deposits	$19,310	$(128)	(0.66)%	$16,607	$(134)	(0.81)%	$12,886	$(218)	(1.69)%
Time deposits	$64,350	$(1,558)	(2.42)%	$50,190	$(1,515)	(3.02)%	$50,549	$(2,630)	(5.20)%
Federal funds purchased	$4,066	$(65)	(1.59)%	$3,735	$(75)	(2.00)%	$4,577	$(229)	(5.01)%
Term borrowings	$28,055	$(1,251)	(4.46)%	$24,377	$(1,340)	(5.50)%	$20,666	$(1,159)	(5.61)%

Total interest bearing liabilities	$256,441	$(4,307)	(1.68)%	$211,745	$(4,537)	(2.14)%	$195,529	$(6,759)	(3.46)%
Non Interest Bearing Liabilities
Demand deposits	$104,836			$88,132			$68,572
Interest payable and other	$1,160			$1,264			$1,738

Total non interest liabilities	$105,996			$89,396			$70,310

Total liabilities	$362,437			$301,141			$265,839
Stockholders’ equity	$39,758			$36,117			$33,882

Total liabilities and stockholders equity	$402,195			$337,258			$299,721
Net Interest Income		$22,221			$19,689			$18,520
Net Interest Income as a Percent of Earning Assets		6.01%			6.44%			6.84%

(1)	Federal Home Loan Bank stock is included in securities available for sale.

(2)	Nonaccrual loans have been included in average balance totals.

(3)	Interest income includes recognized loan origination fees of $1,038, $863, and $811 for the years-ended 2003, 2002, and 2001, respectively.

(4)	Total includes loans held for sale.

Table II

Analysis of Changes in Interest Income and Interest Expense

	2003 Compared to 2002			2002 Compared to 2001
	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Net	Volume	Rate	Net

	(Dollars in thousands)
Interest earned on:
Federal funds sold and interest bearing deposits in banks	$72	$(61)	$12	$73	$(57)	$17
Securities available-for-sale:
Taxable	$71	$(420)	$(349)	$(1,160)	$(231)	$(1,392)
Tax-exempt	$22	$0	$22	$0	$0	$0
Loans, net of allowance for loan losses	$4,705	$(2,086)	$2,618	$4,908	$(4,586)	$322

Total interest income	$4,870	$(2,567)	$2,303	$3,821	$(4,874)	$(1,053)
Interest paid on:
Money market and NOW accounts	$(300)	$468	$168	$(236)	$1,285	$1,049
Savings deposits	$(22)	$29	$7	$(63)	$147	$84
Time deposits	$(427)	$384	$(43)	$19	$1,096	$1,115
Federal funds purchased	$(7)	$17	$10	$42	$113	$155
Term borrowings	$(202)	$291	$88	$(208)	$28	$(181)

Total interest expense	$(958)	$1,189	$230	$(446)	$2,668	$2,222

Net interest income	$3,912	$(1,380)	$2,532	$3,375	$(2,206)	$1,169

Provision for Possible Loan Losses

      Management provides for possible loan losses by maintaining an allowance. The level of the allowance is determined based upon judgments regarding the size and nature of the loan portfolio, historical loss experience, the financial condition of borrowers, the level of nonperforming loans, and current general economic conditions. Additions to the allowance are charged to expense. Loans are charged against the allowance when management believes the collection of principal is unlikely.

      The provision for loan losses totaled $900 in 2003, $5,660 in 2002, and $1,455 in 2001. The lower provision for 2003 reflects a reduction in the level of nonperforming assets throughout the year, recoveries of $785 on a hotel/motel loan charged off during 2002, and a general improvement in credit quality of the entire loan portfolio. The larger provision in 2002 reflects growth in the loan portfolio, specifically identified risks in the Company’s loan portfolio, increased loan losses in 2002, and a general decline in economic conditions during 2002, which specifically affected the hotel/motel industry. Loan losses in the hotel/motel industry in 2002 included $4,064 related to two borrowers.

      The largest reduction in nonperforming assets during 2003 resulted from the foreclosure and ultimate sale of a hotel/motel property that was on nonaccrual status during the first six months of 2003. The Bank foreclosed on this property during the second quarter 2003 and transferred the property to other real estate owned. A $447 loan loss was recorded at the time of the transfer to other real estate owned. The Bank ultimately sold this property during the fourth quarter 2003. Also, during 2003, the Bank operated two other motel properties classified as other real estate owned at December 31, 2002. Both of these properties were sold during the current year. At December 31, 2003, the Bank had two properties classified as other real estate owned at a value of $411.

      The allowance for loan losses at December 31, 2003 was $5,225 (1.47% of loans) compared to $4,403 (1.33% of loans) and $3,418 (1.41% of loans) at years end 2002 and 2001, respectively. The 2003 amount includes $628 in specific allowance for impaired loans. At December 31, 2003, the Company had $3,168 of impaired loans (net of government guarantees) consisting of one restructure and performing loan of $1,896 and $1,276 of nonaccrual loans. At December 31, 2002, the Company had $6,509 of impaired loans (net of government guarantees) with a specific allowance assigned of $454. At year end 2001, the Company classified $5,608 of loans as impaired with a specific allowance of $1,050.

      Net loan charge offs were $268 in 2003 compared to $4,675 in 2002, and $186 in 2001. Net charge offs during 2002 in the hotel/motel industry accounted for $4,064 or 87% of total charge offs for the year and related to two borrowers in the hotel/motel industry.

      Management aggressively provided for possible loan losses during 2002 and the first quarter of 2003. These provisions were based on the levels of impaired and internally classified loans, and anticipated foreclosures. Beginning in the second quarter of 2003 and continuing throughout the remainder of the year, the Bank resolved the majority of the uncertainties surrounding its impaired loans. Resolutions were reached through foreclosure and sales of collateral as well as planned exits of approximately $13,000 of weaker credits, which resulted in an improvement in the overall credit quality of the loan portfolio. The Bank significantly reduced the provision for loan losses during the last three quarters of 2003 and expects similarly reduced provisions for the first two quarters of 2004. The projected provision in the first two quarters of 2004 will be based on current economic and market conditions. Actual results may differ materially from projections.

      Management believes that the allowance for loan losses is adequate for estimated loan losses based on management’s assessment of various factors including present past due and impaired loans, past history and loss experience, loan concentrations in specific industries, and current economic conditions.

      The Bank is presently evaluating and parallel testing a new methodology used to calculate the adequacy of the allowance for loan losses. During 2003, the Bank transitioned from an eight point risk rating system for rating the credit quality of individual loans to a ten point risk rating system. Using the new ten point risk rating system, the Bank is reviewing historical loss rates, internal migration analysis, and national loss rates associated with the new risk rating system that will assign the appropriate level of the loan loss allowance to each risk rated loan category. The Bank expects to implement the new methodology for calculating the allowance for loan losses during the second quarter 2004. The Bank does not expect the implementation of the new methodology to impact reported financial results for the year 2004.

Noninterest Income

      Noninterest income is derived from sources other than fees and interest on earning assets. The Company’s primary sources of noninterest income are service charge fees on deposit accounts, merchant bankcard activity, income derived from mortgage banking services, and gains on the sale of loans.

      As previously mentioned, during the fourth quarter, the Company changed its method of reporting merchant bankcard noninterest income by netting interchange processing expenses against the revenues. Previously, the Company reported interchange processing expense as a component of noninterest expense. Prior period reported results for noninterest income and noninterest expense have been reclassified to reflect this method of financial reporting. For the year 2003, the Company reclassified $1,954 of interchange processing expense from noninterest expense to noninterest income as an offset to merchant bankcard noninterest income. In order to report consistent financial information, $1,549 and $1,283 of interchange processing expense was reclassified as an offset to merchant bankcard noninterest income for the years 2002 and 2001, respectively. This reporting change had no impact on net income or earnings per share, however, the reclassifications within the line items “noninterest income” and “noninterest expense” impacts certain ratios commonly used by investors and others in assessing bank performance. Most notably affected is the Company’s efficiency ratio, which measures income generating efficiency. This ratio is calculated by dividing noninterest expense by operating revenue. The change in reporting lowered or improved this ratio in 2001, 2002 and 2003. The efficiency ratio reported using the new method of reporting was 51.38%, 52.72%, and 55.96% in 2001, 2002, and 2003, respectively, compared to 54.04%, 55.60%, and 58.95% under the previous reporting method.

2003 Compared to 2002

      Year-to-date December 31, 2003 noninterest income was $4,946, up $746 or 18% over year 2002. The majority of growth in noninterest income was attributable to three categories. Service charges on deposit accounts were up $249 or 19% due to an increase in the number of clients, increased fees on analyzed business accounts, and price increases on NSF/ OD fees that went into effect during April 2003. Other fee income, principally merchant bankcard processing fees grew by $43 or 4% over 2002. During 2003, the Company converted to a new third party processor for its merchant bankcard processing. During the conversion process, revenue growth slowed as processing was temporarily being handled by two different processors, which increased interchange paid processing expense. Merchant bankcard revenues historically have grown 20% to 30% annually, and the Company expects this type of growth rate for the year 2004. Mortgage banking noninterest income and gains on sales of loans totaled $1,625 in 2003 compared to $924 for 2002, an improvement of $701 or 76%. Revenues from the originations of residential mortgages accounted for $594 of the increase as long-term interest rates fell sharply during 2003 creating a surge in new home sales and refinancing of existing mortgages. Gains on the sales of loans in 2003 were $130, up $107 from the $23 reported in 2002. Growth in these noninterest income categories was partially offset by a $102 decline in loan servicing income and a $149 decline in gains on sales of securities. The decline in loan servicing income was due to an overall decline in the level of sold loans. In addition, the early payoff of a participated loan resulted in a write down of $55 of a previously recorded servicing asset.

2002 Compared to 2001

      Year-to-date December 31, 2002 noninterest income was $4,201 up $591 or 16% over 2001. For the year 2002, noninterest income accounted for 18% of total operating revenue (net interest income plus noninterest income). Growth in noninterest income for the year 2002 was attributable to four categories. Service charges on deposit accounts increased $177 or 37%. The growth in service charges reflects an increase in new clients and accounts. In addition, lower earnings credit on analyzed accounts led to higher hard dollar fees as earnings on balances in demand accounts were not sufficient to cover the cost of services provided. Revenues from the Company’s merchant bankcard division continued to show double digit growth. Merchant bankcard fees for the year 2002 were $1,207 up $279 or 30%. This increase was due to growth in the client base and an increase in sales volume. Sales volume for 2002 was approximately $88,000 compared to $73,000 in 2001. Mortgage banking noninterest income was $877 for the year 2002, an increase of $375 or 75%. This increase resulted from a significant increase in loan originations as interest rates were at 40 year lows. During 2002, the Company originated $47,000 in residential mortgage loans compared to $27,000 for the year 2001. The other noninterest income category also showed significant growth, as the Company entered into new businesses and developed new revenue sources. The consumer finance division generated $30 compared to $1 for 2001. In addition, the Company generated $11 in new revenues from production of CD Rom statements for clients, a product of investments made in technology during the fourth quarter of 2001. Finally, more than $45 in revenues were generated in trustee fees as the Company used in-house attorneys to process loan documents on real estate related loans. Increased income in these categories was offset by declines in three categories. Loan servicing fees were down $146 or 30% reflecting a decline in the servicing portfolio throughout the year 2002. Gains on sales of loans were down $86 or 79%. The Company sold approximately $3,200 in loans during 2002 compared to $4,400 during 2001. Finally, gains on sales of securities for 2002 were $149 compared to $251 in 2001, a decrease of $102 or 40%.

Noninterest Expense

      Noninterest expense represents all expenses other than the provision for loan losses and interest costs associated with deposits and other interest-bearing liabilities. It incorporates personnel, premises and equipment, data processing and other operating expenses.

      See Noninterest Income section for impact of change in reporting merchant bankcard noninterest income and its effect on noninterest expense reported in 2001, 2002, and 2003.

2003 Compared to 2002

      Year-to-date December 31, 2003 noninterest expense was $15,202, up $2,608 or 21% over 2002. Three categories of expenses accounted for $2,714 of the total expense increase for the year. The increase in salaries and employee benefits was in three general categories. Salaries accounted for $364 of the increase. However, salaries in 2002 reflect one-time executive severance expense of $443. Excluding this one-time expense from 2002, salaries were up $807 or 16% over last year and reflect staff additions during the last half of 2002 and the first half of 2003, primarily related to expansion in the Portland area market. Commissions paid to residential mortgage and construction lenders were up $274 over 2002 due to the higher volume of activity during 2003. Benefits and taxes in 2003 increased by $687 over 2002. Approximately $503 of the increase was due to incentive based compensation accruals, including the Bank’s estimated 401(k) contribution. For the year 2002, the Bank’s incentive based compensation and 401(k) match were significantly diminished as key financial goals were not met for the year. The remainder of the increase in benefits and taxes resulted from increased group insurance costs and payroll taxes. Premises and equipment expense in 2003 were up $359 or 25% over 2002. Expense related to premises accounted for $194 of the increase and reflected increased lease costs of the Bank’s KOIN Center office opened earlier this year. In addition, lease costs on the Coos Bay office of the Consumer Finance Division and increased lease costs on one of the Bank’s Eugene offices contributed to the increase. Equipment expense accounted for $165 of the increase and includes costs related to the Portland area market expansion and increased software maintenance expense on the Bank’s loan processing systems. The “other” expense category of noninterest expense was $3,359 for 2003, an increase of $1,030 or 44% over 2002. Other real estate expense related to operations and sales of three motel properties during 2003 accounted for $520 of the increase in the “other” expense category. In addition, repossession and collection expense related to problem loans accounted for $78 of the increase. Most of the remaining increase in the “other” expense category was in professional services, which was up $187 in 2003 compared to 2002. Professional services includes legal fees, accounting fees, insurance expense, and consulting expenses. The growth rate in noninterest expense in 2004 is expected to significantly decline when compared to 2003. Salaries and benefits, professional services, occupancy expense, and expense related to other real estate owned are all expected to show much lower growth rates or decline from levels experienced in 2002.

2002 Compared to 2001

      Year-to-date noninterest expense at December 31, 2002 was $12,594 up $1,223 or 11% over 2001. During the third quarter 2002, the Company recorded one-time executive severance expense of $443. Excluding the one-time severance expense, total noninterest expense was up $780 or 7%. Total personnel expense for 2002 was up $764 over 2001. Excluding executive severance expense, personnel expense increased $321 or 5%. An increase of $571 in employee salaries and commissions paid on residential mortgage originations was offset by a $250 decline in Company-wide incentive based compensation. Other noninterest expense categories that showed material changes include equipment expense, professional services, and other data processing expense. Equipment expense was up $59 or 8% due to increased depreciation and maintenance costs related to new technology investments made during the fourth quarter 2001. Professional services were $740 for the year compared to $625, an increase of $115 or 18%. This increase reflects higher legal fees during 2002 related to the increase in problem loans. Other data processing expense increased $86 or 20% resulting primarily from increased on-line banking expense due to the growth in the client base and transaction volume.

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

      Core deposits at December 31, 2003 were 93% of total deposits, the same percentage as December 31, 2002. Because of seasonal construction and economic activity and client payment of various tax obligations, the Company traditionally experiences a decline in core deposits during the first quarter of the year typically resulting in funding and liquidity pressures. During the first quarter 2003, the Company had loan production of approximately $20,000, while core deposits fell by more than $4,000 during the same time period. The Company sold approximately $8,000 in loans during the first quarter 2003 and used alternative funding sources, primarily national market time deposits to fund asset growth in this time period. In addition, the Company has deposit relationships with several large clients, the single largest client representing 7% of total deposits. The loss of this deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity. The Company expects to maintain these relationships and believes it has sufficient sources of liquidity to mitigate this concentration.

      Overnight-unsecured borrowing lines have been established at various correspondent banks, the Federal Home Loan Bank of Seattle and with the Federal Reserve Bank of San Francisco. At year-end December 31, 2003, the Bank had overnight borrowing lines totaling approximately $145,000 consisting of $106,000 with the Federal Home Loan Bank of Seattle, $36,000 with various correspondent banks, and $3,000 with the Federal Reserve Bank of San Francisco. The Federal Home Loan Bank borrowing line is limited to the amount of collateral pledged. At December 31, 2003, the Bank had approximately $96,000 in commercial real estate loans pledged as collateral pledged for this line. The $3,500 borrowing line with the Federal Reserve Bank of San Francisco is also secured. The $36,000 in borrowing lines with correspondent banks are unsecured lines. At December 31, 2003, the Bank had $26,000 in borrowings outstanding and approximately $119,000 available on established lines. In addition, the Bank is part of the State of Oregon community bank time deposit program and at December 31, 2003 had $17,500 available from this source. The Bank’s loan portfolio also contains approximately $24,000 in guaranteed government loans, which can be sold on the secondary market.

Capital Resources

      Capital is the shareholder’s investment in the Company. Capital grows through the retention of earnings and the issuance of new stock through the exercise of incentive options. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

      Banking regulations require the Company to maintain minimum levels of capital. The Company manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating). At December 31, 2003, the Company’s total capital to risk weighted assets was 12.20%, compared to 11.47% at December 31, 2002.

      In September 2003, the Company paid a 4-for-3 stock split to shareholders of record at October 15, 2003. All per share data and outstanding shares from prior periods has been restated to present consistent financial information.

      The Company pays cash dividends on a quarterly basis, typically in March, June, September and December of each year. The Board of Directors considers the dividend amount quarterly and takes a broad perspective in its dividend deliberations including a review of recent operating performance, capital levels, and growth projections. The board also considers dividend payout ratios, dividend yield, and other financial metrics in setting the quarterly dividend. During 2003, the Company has declared and paid cash dividends of $0.27 per share for the year. That compares to cash dividends of $0.24 paid during 2002.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

      The Company utilizes the services of the Federal Home Loan Bank’s asset/ liability modeling software to determine the effect changes in interest rates have on net interest income. Interest rate shock scenarios are modeled in 100 basis point increments (plus or minus) in the federal funds rate. The more realistic forecast assumes a gradual interest rate movement of plus or minus 240 basis points change in the federal funds rate over a one-year period of time with rates moving up or down 60 basis points each quarter. The model used is based on the concept that all rates do not move by the same amount. Although certain assets and liabilities may have similar repricing characteristics, they may not react correspondingly to changes in market interest rates. In the event of a change in interest rates, prepayment of loans and early withdrawal of time deposits would likely deviate from those previously assumed. Increases in market rates may also affect the ability of certain borrowers to make scheduled principal payments.

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

      During 2003, the model has shown the Company is becoming more asset sensitive and projects rising margins in a rising rate environment and declining margins in a falling rate environment. The projected decline in margins in a falling rate environment is due to the inability of the Company to reprice a large portion of its interest-bearing core deposits, which are at a practical floor at December 31, 2003. During 2004, assuming no change in the current interest rate environment, the Company expects net interest margin to stabilize or decline slightly.

      The following tables show the estimated impact of interest rate changes on net interest income. Tables show results of Company supplied data for both the rate shock and gradual interest rate scenarios. The base figure of $22,220 used in both analyses represents actual net interest income for the year 2003. Due to the various assumptions used for this modeling, no assurance can be given that projections will reflect actual results.

Interest Rate Shock Analysis

Net Interest Income and Market Value Performance

	Net Interest Income

	Estimated	$ Change	% Change
Projected Interest Rate Change	Value	from Base	from Base

	(Dollars, in thousands)
+200	$25,112	$2,893	13.02%
+100	23,663	1,444	6.50%
Base	22,220	0	0.00%
-100	20,435	(1,784)	(8.03)%
-200	18,169	(4,050)	(18.23)%

Gradual Interest Rate Movement Forecast

Net Interest Income and Market Value Performance

	Net Interest Income

	Estimated	$ Change	% Change
Projected Interest Rate Change	Value	from Base	from Base

	(Dollars, in thousands)
Rising 2.40%	$24,236	$2,017	9.08%
Base	22,220	0	0.00%
Declining 2.40%	19,797	(2,422)	(10.90)%

Item 8.	Financial Statements and Supplementary Data

ZIRKLE, LONG & TRIGUEIRO, L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS
Eugene, Oregon 97401

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Pacific Continental Corporation and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of Pacific Continental Corporation and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Continental Corporation and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

ZIRKLE, LONG & TRIGUEIRO, L.L.C.

Eugene, Oregon

January 30, 2004

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

ASSETS
Cash and due from banks	$24,149,500	$21,697,004
Federal funds sold	1,386,854	1,654,768

Total cash and cash equivalents	25,536,354	23,351,772
Securities available-for-sale	30,028,736	10,845,313
Loans held for sale	1,957,670	5,546,723
Loans, less allowance for loan losses	348,894,225	320,853,503
Interest receivable	1,585,955	1,647,608
Federal Home Loan Bank stock	2,738,000	2,612,500
Property, net of accumulated depreciation	13,059,962	13,241,800
Other assets	1,997,734	1,747,054

Total assets	$425,798,636	$379,846,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$125,575,941	$109,282,326
Savings and interest-bearing demand	176,015,427	148,156,732
Time, $100,000 and over	27,961,396	27,619,814
Other time	26,546,306	24,849,824

	356,099,070	309,908,696
Federal funds purchased	—	9,000,000
Federal Home Loan Bank term borrowings	26,000,000	23,000,000
Accrued interest and other liabilities	1,465,716	1,239,043

Total liabilities	383,564,786	343,147,739

Commitments and contingencies (Notes 5 and 16)
Stockholders’ equity:
Common stock, $1 par value; 10,000,000 shares authorized; 6,789,787 and 5,040,448 shares outstanding in 2003 and 2002, respectively	6,789,787	5,040,448
Additional paid-in capital	19,829,419	20,926,943
Retained earnings	15,644,669	10,655,440
Accumulated other comprehensive income (loss)	(30,025)	75,703

Total stockholders’ equity	42,233,850	36,698,534

Total liabilities and stockholders’ equity	$425,798,636	$379,846,273

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2003	2002	2001

Interest income:
Loans	$25,873,514	$23,255,130	$22,933,342
Securities	450,394	750,841	2,132,074
Dividends on Federal Home Loan Bank stock	125,723	151,924	162,198
Federal funds sold	79,218	67,717	50,970

	26,528,849	24,225,612	25,278,584

Interest expense:
Deposits	2,993,536	3,122,561	5,370,134
Federal Home Loan Bank borrowings	1,250,700	1,339,723	1,159,342
Federal funds purchased	64,665	74,753	229,523

	4,308,901	4,537,037	6,758,999

Net interest income	22,219,948	19,688,575	18,519,585
Provision for loan losses	900,000	5,660,000	1,455,000

Net interest income after provision for loan losses	21,319,948	14,028,575	17,064,585

Noninterest income:
Service charges on deposit accounts	1,568,588	1,319,391	1,105,636
Other fee income, principally bankcard processing	1,250,400	1,206,873	927,609
Loan servicing	241,416	342,889	489,356
Mortgage banking income and gains on sales of loans	1,624,847	924,166	616,254
Gains (losses) on sales of securities	—	149,390	251,003
Other	261,091	258,051	220,548

	4,946,342	4,200,760	3,610,406

Noninterest expense:
Salaries and employee benefits	8,853,739	7,528,777	6,764,328
Premises and equipment	1,800,442	1,441,393	1,353,566
Bankcard processing	365,709	487,585	452,763
Business development	823,273	807,550	748,580
Other	3,359,460	2,328,611	2,051,483

	15,202,623	12,593,916	11,370,720

Income before income taxes	11,063,667	5,635,419	9,304,271
Provision for income taxes	4,233,000	2,181,000	3,582,000

Net income	$6,830,666	$3,454,419	$5,722,271

Earnings per share:
Basic	$1.01	$.52	$.86
Diluted	$.99	$.51	$.84

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Retained	Comprehensive
	of Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance, January 1, 2001	4,535,752	$4,535,752	$14,056,333	$11,787,069	$(9,122)	$30,370,032

Net income				5,722,271		5,722,271
Other comprehensive income:
Unrealized gains on securities					735,649
Reclassification of net gains realized					(251,003)
Deferred income taxes					(185,910)

Other comprehensive loss					298,736	298,736

Comprehensive income						6,021,007
Stock options exercised and related tax benefit	81,920	81,920	687,186			769,106
10% stock dividend	460,719	460,719	6,012,383	(6,473,102)
Cash dividends				(1,400,993)		(1,400,993)
Shares repurchased and retired	(12,101)	(12,101)	(49,383)	(93,286)		(154,770)

Balance, December 31, 2001	5,066,290	5,066,290	20,706,519	9,541,959	289,614	35,604,382

Net income				3,454,419		3,454,419
Other comprehensive income:
Unrealized losses on securities					(197,643)
Reclassification of net gains realized					(149,390)
Deferred income taxes					133,122

Other comprehensive income					(213,911)	(213,911)

Comprehensive income						3,240,508
Stock options exercised and related tax benefit	76,563	76,563	638,569			715,132
Cash dividends				(1,610,219)		(1,610,219)
Shares repurchased and retired	(102,405)	(102,405)	(418,145)	(730,719)		(1,251,269)

Balance, December 31, 2002	5,040,448	5,040,448	20,926,943	10,655,440	75,703	36,698,534

Net income				6,830,667		6,830,667
Other comprehensive income:
Unrealized losses on securities					(171,525)
Reclassification of net gains realized					65,797
Deferred income taxes

Other comprehensive income					(105,728)	(105,728)

Comprehensive income
Stock options exercised and related tax benefit	56,876	56,876	598,639			655,515
Stock split (4 shares for 3)	1,692,738	1,692,738	(1,692,738)
Cash dividends				(1,841,438)		(1,841,438)
Shares repurchased and retired	(275)	(275)	(3,425)			(3,700)

Balance, December 31, 2003	6,789,787	$6,789,787	$19,829,419	$15,644,669	$(30,025)	$42,233,850

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income	$6,830,667	$3,454,419	$5,722,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	928,818	863,152	854,997
Amortization (accretion)	340,861	48,450	(92,463)
Provision for loan losses	900,000	5,660,000	1,455,000
Losses of foreclosed assets	613,966	—	—
Deferred income taxes	(70,000)	327,000	(522,000)
Gains on sales of loans	(129,950)	—	—
Gains on sales of securities	—	(149,390)	(251,003)
Stock dividends from Federal Home Loan Bank	(125,500)	(151,700)	(162,000)
Change in:
Interest receivable	61,653	(237,786)	304,702
Deferred loan fees	188,894	282,907	29,229
Capitalized loan servicing rights	(13,854)	19,039	69,799
Loans held for sale	2,110,182	(3,622,965)	(806,170)
Accrued interest and other liabilities	226,673	(157,699)	239,527
Income taxes payable	(132,629)	(485,594)	177,210
Other assets	(30,724)	(3,503)	(105,710)

Net cash provided by operating activities	11,699,057	5,846,330	6,913,389

Cash flows from investing activities:
Proceeds from sales and maturities of securities	10,749,973	16,447,917	27,382,531
Purchase of securities	(30,445,782)	(7,412,561)	(8,566,206)
Loans made net of principal collections received	(32,233,581)	(88,882,993)	(11,710,097)
Proceeds from sales of loans	8,064,258	3,242,465	1,500,000
Purchase of loans	(107,729)	(4,047,504)	(7,706,625)
Acquisition	(6,863,160)	—	—
Purchase of property	(746,980)	(799,217)	(1,182,911)
Proceeds on sale of foreclosed assets	3,182,775	—	385,000
Improvements to foreclosed assets	—	(212,371)	—

Net cash provided by (used in) investing activities	(48,400,226)	(81,664,264)	101,692

Cash flows from financing activities:
Net increase (decrease) in deposits	46,190,374	61,580,016	(1,774,876)
Change in federal funds purchased	(9,000,000)	9,000,000	(900,000)
Change in Federal Home Loan Bank term borrowings	3,000,000	(1,000,000)	12,500,000
Proceeds from stock options exercised	540,515	661,132	745,106
Dividends paid	(1,841,438)	(1,610,219)	(1,400,993)
Repurchase of Company shares	(3,700)	(1,251,269)	(154,770)

Net cash provided by financing activities	38,885,751	67,379,660	9,014,467

Net increase (decrease) in cash and cash equivalents	2,184,582	(8,438,274)	16,029,548
Cash and cash equivalents, beginning of year	23,351,772	31,790,046	15,760,498

Cash and cash equivalents, end of year	$25,536,354	$23,351,772	$31,790,046

Supplemental information:
Noncash investing and financing activities:
Transfers of loans to foreclosed assets	$3,343,866	$651,266	$—
Transfers of loans held for sale	1,478,871	11,077,383	304,037
Change in unrealized gain on securities, net of deferred income taxes	105,728	(213,911)	298,736
Cash paid during the year for:
Income taxes	4,436,000	2,339,594	3,926,790
Interest	4,325,229	4,580,973	6,929,933

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

      Principles of Consolidation — The consolidated financial statements include the accounts of Pacific Continental Corporation (the “Company”), a bank holding company, and its wholly-owned subsidiary, Pacific Continental Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, PCB Service Corporation (which owns and operates bank-related real estate) and PCB Loan Services Corporation (which owns and operates certain repossessed or foreclosed collateral). The Bank provides commercial banking, financing, mortgage lending and other services in Western Oregon and Southwest Washington. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimations made by management involve the calculation of the allowance for loan losses.

      Cash and Cash Equivalents — For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from or deposited with banks, interest-bearing balances due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods.

      The Bank is required to maintain certain reserves as defined by regulation. Such reserves were maintained in cash at December 31, 2003.

      Securities Available-for-Sale — Securities available-for-sale are held for indefinite periods of time and may be sold in response to movements in market interest rates, changes in the maturity mix of bank assets and liabilities or demand on liquidity. The Bank classified all securities as available-for-sale throughout 2003 and 2002. Securities classified as available-for-sale are reported at estimated fair value, net of deferred taxes. The difference between estimated fair value and amortized cost is a separate component of stockholders’ equity (accumulated other comprehensive income). Fair values for these investment securities are based on market prices. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Management determines the appropriate classification of securities at the time of purchase.

      Interest income on debt securities is included in income using the level yield method. Gains and losses on sales of securities are recognized on the specific identification basis.

      Loans Held for Sale and Mortgage Banking Activities — The Bank originates residential real estate loans for resale in the secondary market. Sales are without recourse. Loans held for sale are carried at the lower of cost or market. Market value is determined on an aggregate loan basis.

      Loans and Income Recognition — Loans are stated at the amount of unpaid principal, reduced by deferred loan origination fees, discounts associated with retained portions of loans sold, and an allowance for loan losses. Interest on loans is calculated using the simple-interest method on daily balances of the principal amount outstanding. Accrual of interest is discontinued on contractually delinquent loans when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the interest is doubtful. Loan origination fees are amortized over the lives of the loans as adjustments to yield.

      Allowance for Loan Losses — The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management considers adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loss experience. The evaluations take into consideration such factors as changes

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the nature of the loan portfolio, overall portfolio quality, review of specific loans, estimated value of underlying collateral, and current economic conditions that may affect the borrower’s ability to pay. This evaluation is inherently subjective as it requires estimates that are susceptible to significant subsequent revision as more information becomes available.

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

      Servicing — Servicing assets are recognized as separate assets when rights are acquired through sales of loans. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is determined based upon discounted cash flows using market-based assumptions.

      Federal Home Loan Bank Stock — The investment in Federal Home Loan Bank (“FHLB”) stock is carried at par value, which approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. For 2003, the minimum required investment was approximately $250,000. The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold.

      Foreclosed Assets — Assets acquired through foreclosure, or deeds in lieu of foreclosure, are initially recorded at fair value at the date of foreclosure. Any excess of the loan’s balance over the fair value of its foreclosed collateral is charged to the allowance for loan losses.

      Improvements to foreclosed assets are capitalized. Subsequent to foreclosure, management performs periodic valuations and the assets are carried at the lower of carrying amount or fair value less costs to sell. Write downs to net realizable value, if any, or any disposition gains or losses are included in noninterest expense.

      Property — Property is stated at cost, net of accumulated depreciation. Additions, betterments and replacements of major units are capitalized. Expenditures for normal maintenance, repairs and replacements of minor units are charged to expense as incurred. Gains or losses realized from sales or retirements are reflected in operations currently.

      Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 30 to 40 years for buildings, 3 to 10 years for furniture and equipment, and up to the lease term for leasehold improvements.

      Goodwill — Goodwill represents the excess of cost over the fair value of net assets acquired in a 2003 business combination. Goodwill is not subject to amortization but is tested annually for impairment.

      Advertising — Advertising costs are charged to expense during the year in which they are incurred.

      Income Taxes — Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are calculated using tax rates in effect for the year in which the differences are expected to reverse.

      Stockholders’ Equity and Earnings Per Share — Basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

include the effect of common stock equivalents that would arise from the exercise of stock options discussed in Note 12. Weighted shares outstanding are adjusted retroactively for the effect of stock dividends.

      Weighted average shares outstanding at December 31 are as follows:

	2003	2002	2001

Basic	6,749,945	6,712,887	6,715,237
Common stock equivalents attributable to stock options	138,932	59,424	67,316

Diluted	6,888,877	6,772,311	6,782,553

      The Company repurchased and retired 102,405 shares of common stock costing $1,251,269 in 2002; and 12,101 shares costing $154,770 in 2001. The repurchase plan expired in 2002.

      Stock Option Plans — The Company applies the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock option plans. No stock-based employee compensation expense is reflected in net income as all option grants under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the optional fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,

	2003	2002	2001

Net income — as reported	$6,830,667	$3,454,419	$5,722,271
Deduct total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(322,931)	(241,066)	(204,996)

Net income — pro forma	$6,507,736	$3,213,353	$5,517,275

Earnings per share:
Basic — as reported	$1.01	$0.52	$0.85
Basic — pro forma	0.96	0.48	0.82
Diluted — as reported	0.99	0.51	0.84
Diluted — pro forma	0.94	0.47	0.81

      The fair value of each option grant ($3.58, $3.00 and $2.35 in 2003, 2002 and 2001, respectively) is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001

Dividend yield	2.81%	3.09%	3.33%
Risk-free interest rate	4.00%	3.98%	5.43%
Expected life	4 years	4.93 years	4 years
Expected volatility	33.90%	40.54%	31.60%

      Recently Issued Accounting Pronouncements — In May 2003, the Financial Accounting Standards Board (FASB) issued FASB No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of FASB No. 150 has not had a material impact on the Company’s financial statements.

      In December 2003, FASB issued revised Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 provides guidance on how to identify the primary beneficiary of a variable interest entity and determine when the variable interest entity should be consolidated by the primary beneficiary. The recognition and measurement provisions of this Interpretation have multiple effective dates with the final effective date for reporting periods ending after March 15, 2004. The Company does not expect that the application provisions of this Interpretation will have a material effect on the Company’s consolidated financial statements.

      Reclassifications — The 2002 and 2001 figures have been reclassified where appropriate to conform with the financial statement presentation used in 2003. These reclassifications had no effect on previously reported net income.

2.	Securities Available-for-Sale:

      The amortized cost and estimated market values of securities available-for-sale at December 31 are as follows:

	2003

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Market Value

Obligations of U.S. Government agencies	$6,501,178	$5,737	$29,453	$6,477,462
Obligations of states and political subdivisions	3,018,186	17,618	42,985	$2,992,819
Mortgage-backed securities	20,558,083	95,049	94,677	20,558,455

	$30,077,447	$118,404	$167,115	$30,028,736

	2002

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Market Value

Obligations of U.S. Government agencies	$1,021,407	$26,205	$—	$1,047,612
Obligations of states and political subdivisions	118,000	—	—	118,000
Mortgage-backed securities	9,583,092	96,609	—	9,679,701

	$10,722,499	$122,814	$—	$10,845,313

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amortized cost and estimated market value of securities at December 31, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations.

	2003		2002

	Amortized		Amortized
	Cost	Market Value	Cost	Market Value

Due in one year or less	$—	$—	$1,021,407	$1,047,612
Due after one year through 5 years	6,941,014	6,915,521	—	—
Due after 5 years through 15 years	2,578,350	2,554,760	118,000	118,000
Mortgage-backed securities	20,558,083	20,558,455	9,583,092	9,679,701

	$30,077,447	$30,028,736	$10,722,499	$10,845,313

      No securities were sold in 2003. Gross realized gains and losses were $151,098 and $1,708, respectively, in 2002. Gross realized gains and losses were $300,643 and $49,640, respectively, in 2001.

      At December 31, 2003, mortgage-backed securities with amortized costs of $5,962,776 (estimated market values of $5,804,986) were pledged to secure certain Treasury and public deposits as required by law.

3.     Loans:

      Major classifications of loans at December 31 are as follows:

	2003	2002

Commercial loans	$89,128,212	$94,345,057
Real estate loans	255,149,823	222,726,647
Consumer loans	11,424,015	9,578,560

	355,702,050	326,650,264
Deferred loan origination fees	(1,582,494)	(1,393,600)

	354,119,556	325,256,664
Allowance for loan losses	(5,225,331)	(4,403,161)

	$348,894,225	$320,853,503

      Scheduled maturities or repricing, if earlier, of loans at December 31, 2003 are as follows:

Three months or less	$184,955,626
Three months to one year	11,117,655
One year to three years	49,033,735
Three years to five years	62,520,704
Thereafter	48,074,330

$355,702,050

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Loan Losses:

	2003	2002	2001

Balance, beginning of year	$4,403,161	$3,418,029	$2,148,676
Provision charged to income	900,000	5,660,000	1,455,000
Loans charged against the allowance	(1,185,426)	(4,802,741)	(273,232)
Recoveries credited to allowance	917,796	127,873	87,585
Acquisition	189,800	—	—

Balance, end of year	$5,225,331	$4,403,161	$3,418,029

      Restructured and other loans considered impaired, including all nonaccrual loans, totaled $3,168,458 and $6,509,336 at December 31, 2003 and 2002, respectively. The specific valuation allowance for loan losses related to these impaired loans was approximately $628,000 and $454,000 at December 31, 2003 and 2002, respectively. The average recorded investment in impaired loans was approximately $4,594,000 and $5,870,000 in 2003 and 2002, respectively. Interest income recognized on impaired loans during 2003 and 2002 was approximately $264,000 and $292,000, respectively. Interest income recognized on impaired loans in 2001 was not significant. Interest income which would have been realized on nonaccrual loans if they had remained current and still accruing was approximately $159,000, $446,000 and $371,000 in 2003, 2002 and 2001, respectively. Loans contractually past due 90 days or more on which interest continued to accrue totaled approximately $545,000 and $359,000 at December 31, 2003 and 2002, respectively.

      A substantial portion of the loan portfolio is collateralized by real estate and is, therefore, susceptible to changes in local market conditions. Management believes that the loan portfolio is diversified among industry groups. At December 31, 2003, no single industry group in the loan portfolio represents more than 10% of outstanding loans. It is management’s opinion that the allowance for loan losses is adequate to absorb known and inherent risks in the loan portfolio. However, actual results may differ from estimates.

4.     Servicing:

      Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of serviced loans at December 31, 2003 and 2002 were $24,483,424 and $26,469,085, respectively.

      The balance of capitalized loan servicing rights, net of valuation allowances, included in other assets was $78,490 and $64,636 at December 31, 2003 and 2002, respectively.

5.     Property:

      Property at December 31 consists of the following:

	2003	2002

Land	$2,053,664	$2,053,664
Buildings and improvements	11,455,861	11,293,145
Furniture and equipment	5,617,737	5,063,913

	19,127,263	18,410,722
Less accumulated depreciation	6,067,300	5,168,922

	$13,059,962	$13,241,800

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Lease Commitments — The Bank leases certain facilities for office locations under noncancelable operating lease agreements expiring through 2020. Rent expense related to these leases totaled $372,357, $262,901 and $253,918 in 2003, 2002 and 2001, respectively.

      Property Leased to Others — The Bank leases approximately 82% of its Springfield Gateway building to others under noncancelable operating lease agreements extending through 2011.

      Future minimum payments required under these leases are:

		Property
	Lease	Leased
	Commitments	to Others

2004	$345,896	$334,987
2005	335,284	282,230
2006	314,048	234,955
2007	239,311	110,072
2008	145,818	112,018
Thereafter	967,571	249,472

	$2,347,928	$1,323,734

6.	Other Assets:

	2003	2002

Foreclosed assets	$410,761	$863,637
Servicing asset	78,490	64,636
Deferred taxes	249,740	113,944
Income tax deposits	568,788	321,159
Goodwill	275,552	—
Prepaid expenses and other	414,403	383,678

	$1,997,734	$1,747,054

Acquisition

      In April, 2003, the Bank acquired, for cash, the Coos Bay consumer finance office of CitiFinancial for $6,863,160. This office has been combined with Pacific Continental Finance, a division of the Bank. The allocation of the purchase price resulted in goodwill of $275,552, which is expected to be deductible over 15 years for income tax purposes. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of the Coos Bay office have been included in the consolidated financial statements since the date of acquisition. Had this acquisition occurred on January 1, 2002, consolidated interest income and net income would not have been significantly different from the reported amounts for 2002 and 2003.

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Deposits:

      Scheduled maturities or repricing of time deposits at December 31 are as follows:

	2003	2002

Less than three months	$15,331,192	$18,968,072
Three months to one year	28,409,102	16,170,961
One to three years	9,497,715	15,589,208
Thereafter	1,269,693	1,741,397

8.	Federal Funds Purchased:

      The Bank has uncollateralized federal funds borrowing lines available with correspondent banks totaling $36,000,000. There were no borrowings against these lines at December 31, 2003. At December 31, 2002, $9,000,000 of federal funds were purchased from correspondent banks.

9.	Federal Home Loan Bank Term Borrowings:

      Federal Home Loan Bank term borrowings at December 31 are as follows:

	2003	2002

Due April 2004, 5.07%	$3,000,000	$3,000,000
Due May 2004, 5.35%	2,000,000	2,000,000
Due June 2004, 4.98%	5,000,000	5,000,000
Due July 2004, 5.16%	3,000,000	3,000,000
Due May 2005, 5.67%	1,000,000	1,000,000
Due June 2005, 5.26%	1,000,000	1,000,000
Due January 2006, 2.56%	1,000,000	—
Due June 2007, 4.88%	4,000,000	4,000,000
Due July 2007, 4.45%	3,000,000	3,000,000
Due December 2007, 3.61%	1,000,000	1,000,000
Due February 2008, 3.26%	1,500,000	—
Due March 2008, 2.99%	500,000	—

	$26,000,000	$23,000,000

      The Bank has a borrowing limit with the FHLB equal to 25% of total assets. At December 31, 2003, the borrowing line was approximately $106,000,000. At December 31, 2003, there was $26,000,000 borrowed on this line. The FHLB borrowing line is limited to discounted pledged collateral. FHLB stock, funds on deposit with FHLB, and loans are pledged as collateral for borrowings from FHLB. At December 31, 2003, the Bank had pledged approximately $96,000,000 in real estate loans to the FHLB ($55,000,000 in discounted pledged collateral).

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes:

      The provision for income taxes for the years ended December 31 consist of the following:

	2003	2002	2001

Currently payable:
Federal	$3,567,000	$1,533,000	$3,397,000
State	736,000	321,000	707,000

	4,303,000	1,854,000	4,104,000

Deferred:
Federal	(57,000)	271,000	(431,000)
State	(13,000)	56,000	(91,000)

	(70,000)	327,000	(522,000)

Total provision for income taxes	$4,233,000	$2,181,000	$3,582,000

      The provision for deferred income taxes results from timing differences in the recognition of revenue and expenses for financial statement and tax purposes. The nature and tax effect of these differences for the years ended December 31 are as follows:

	2003	2002	2001

Loan fees and other loan basis adjustment differences between financial statement and tax purposes	$52,827	$133,511	$(81,770)
Loan loss deduction for tax purposes more (less) than provision for financial reporting purposes	(206,842)	35,254	(402,135)
Depreciation deduction differences between financial statement and tax purposes	61,355	47,291	—
Federal Home Loan Bank stock dividends	39,544	47,912	50,419
State income tax and other	(16,884)	63,032	(88,514)

	$(70,000)	$327,000	$(522,000)

      The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the years ended December 31 was as follows:

	2003	2002	2001

Expected federal income tax provision at 34%	$3,762,000	$1,916,000	$3,163,000
State income tax, net of federal income tax effect	478,000	249,000	407,000
Other nondeductible expenses	(7,000)	16,000	12,000

Provision for income taxes	$4,233,000	$2,181,000	$3,582,000

      The tax benefit associated with stock option plans reduced taxes payable by $115,000, $54,000 and $24,000 at December 31, 2003, 2002 and 2001, respectively. Such benefit is credited to additional paid-in capital.

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of deferred tax assets and liabilities at December 31 are as follows:

	2003	2002	2001

Assets:
Allowance for loan losses	$1,301,122	$1,045,096	$1,088,302
Basis adjustments on loans	42,652	75,104	144,507
Other	15,372	12,714	15,105
Net unrealized losses on securities	18,684	—	—

Total deferred tax assets	1,377,830	1,132,914	1,247,914

Liabilities:
Federal Home Loan Bank stock dividends	539,784	492,031	433,730
Excess tax over book depreciation	332,744	255,740	195,671
Net unrealized gains on securities	—	47,111	180,233
Other, principally loan origination costs	255,562	224,088	130,458

Total deferred tax liabilities	1,128,090	1,018,970	940,092

Net deferred tax assets	$249,740	$113,944	$307,822

      Management believes that net deferred taxes will be recognized in the normal course of operations and, accordingly, net deferred tax assets have not been reduced by a valuation allowance.

11.	Retirement Plan:

      The Bank has a 401(k) profit sharing plan covering substantially all employees. The plan provides for employee and employer contributions. The total plan expenses, including employer contributions, were $435,706, $241,785 and $388,917 in 2003, 2002 and 2001, respectively.

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stock Option Plans:

      The Company has Employee and Nonemployee Director Stock Option Plans that reserve shares of stock for issuance to employees and directors. Under the plans, the exercise price of each option must equal the greater of market price or net book value of the Company’s stock on the date of the grant, and the option’s maximum term is ten years. For employee options, vesting occurs over three- and four-year periods. Information with respect to options granted under the stock option plans, adjusted for stock splits and dividends, is as follows:

	2003		2002		2001

		Average		Average		Average
	Options	Price	Options	Price	Options	Price
	Outstanding	Per Share	Outstanding	Per Share	Outstanding	Per Share

Balance, beginning of year	744,453	$8.80	614,648	$8.21	480,064	$6.98
Grants:
Employees	192,076	14.24	244,800	9.56	242,733	9.57
Directors	5,333	14.10	42,667	10.39	30,800	9.57
Exercised	(69,466)	7.78	(102,084)	6.48	(118,916)	6.26
Expired	(65,660)		(55,577)		(20,033)

Balance, end of year	806,736	$10.05	744,453	$8.80	614,648	$8.21

Options exercisable at end of year	327,817		285,465		288,565
Options available for grant at end of year	763,984		104,000		348,627

      Outstanding options at December 31, 2003 are as follows:

Shares
Exercisable	Total	Price Per Share	Expiration

105,143	140,709	$6.31	September 2005
110,417	185,950	$9.57	August 2006
1,833	7,333	$9.57	September 2006
8,889	53,334	$8.78	June 2012
3,333	13,333	$9.75	September 2012
84,202	208,668	$10.39	December 2007
8,667	21,333	$11.36	March 2008
—	8,743	$11.44	June 2008
5,333	5,333	$14.10	October 2008
—	162,000	$14.77	November 2008

327,817	806,736

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Transactions with Related Parties:

      The Bank has granted loans to officers and directors and to companies with which they are associated. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. Activity with respect to these loans during the year ended December 31 was as follows:

	2003	2002

Balance, beginning of year	$1,040,914	$1,541,519
Additions or renewals	45,261	609,045
Amounts collected or renewed	(176,661)	(1,109,650)

Balance, end of year	$909,514	$1,040,914

      In addition, there were $55,218 in commitments to extend credit to directors and officers at December 31, 2003, which are included as part of commitments in Note 14.

      Real estate management fees of $31,786 and $47,209 were paid to director, Larry Campbell, during 2003 and 2002, respectively.

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

      Off-balance-sheet instruments at December 31 consist of the following:

	2003	2002

Commitments to extend credit (principally variable rate)	$101,033,184	$84,263,897
Letters of credit and financial guarantees written	4,150,017	3,796,945

15.	Fair Value Disclosures of Financial Instruments:

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

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The estimated fair values of the financial instruments at December 31 are as follows:

	2003		2002

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$25,536,354	$25,536,354	$23,351,772	$23,351,772
Securities	30,028,736	30,028,736	10,845,313	10,845,313
Loans held for sale	1,957,670	1,984,321	5,546,723	5,719,427
Loans, net of allowance for loan losses	348,894,225	353,009,737	320,853,503	323,123,362
Interest receivable	1,585,955	1,585,955	1,647,608	1,647,608
Federal Home Loan Bank stock	2,738,000	2,738,000	2,612,500	2,612,500
Financial liabilities:
Deposits	356,099,070	356,321,070	309,908,696	311,259,696
Federal funds purchased	—	—	9,000,000	9,000,000
Federal Home Loan Bank borrowings	26,000,000	26,722,000	23,000,000	24,217,000
Accrued interest payable	112,797	112,797	129,125	129,125

      Cash and Cash Equivalents — The fair value approximates carrying amount.

      Securities — Fair value is based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices from similar securities.

      Loans Held for Sale — Fair value represents the anticipated proceeds from sale of the loans.

      Loans — Fair value of fixed-rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Variable rate loans not at contractual floors have carrying amounts that are a reasonable estimate of fair value.

      Deposits — Fair value of demand, interest-bearing demand and savings deposits is the amount payable on demand at the reporting date. Fair value of time deposits is estimated using the interest rates currently offered for the deposits of similar remaining maturities. In accordance with provisions of SFAS No. 107, the estimated fair values of deposits do not take into account the benefit that results from low-cost funding such deposits provide.

      Federal Funds Purchased — The carrying amount is a reasonable estimate of fair value because of the short-term nature of these borrowings.

      Federal Home Loan Bank Borrowings — Fair value of Federal Home Loan Bank borrowings is estimated by discounting future cash flows at rates currently available for debt with similar terms and remaining maturities.

      Off-Balance-Sheet Financial Instruments — The carrying amount and fair value are based on fees charged for similar commitments and are not material.

16.	Commitments and Legal Contingencies:

      During 2002, the Company entered into employment agreements with two key executives, Hal Brown and Daniel Hempy. The employment agreements provide for minimum aggregate annual base salaries of

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$330,000 in 2003, performance adjustments, life insurance coverage, incentive compensation, and other perquisites commonly found in such agreements. Aggregate bonus expense to these executives of $122,000 was recorded in 2003. During 2003, Mr. Brown’s employment agreement was extended one year and expires in 2006. Mr. Hempy’s employment agreement expires in 2005.

      Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

17.	Regulatory Matters:

      The Bank is subject to the regulations of certain federal and state agencies and receives periodic examinations by those regulatory authorities. In addition, the Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, and of Tier I capital to leverage assets. Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

      As of December 31, 2003, the most recent notification from the FDIC categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

      The Bank’s actual capital amounts and ratios are presented in the table.

					To be Well Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003:
Total capital (to risk weighted assets)	$46,260,473	12.20%	$30,363,200	8%	$37,954,000	10%
Tier I capital (to risk weighted assets)	41,516,223	10.95%	15,181,600	4%	22,772,400	6%
Tier I capital (to leverage assets)	41,516,223	9.82%	16,903,360	4%	21,129,200	5%
As of December 31, 2002:
Total capital (to risk weighted assets)	$40,759,136	11.47%	$28,437,520	8%	$35,546,900	10%
Tier I capital (to risk weighted assets)	36,355,975	10.23%	14,219,260	4%	21,328,890	6%
Tier I capital (to leverage assets)	36,355,975	9.90%	14,695,440	4%	18,369,300	5%

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Parent Company Financial Information:

      Financial information for Pacific Continental Corporation (Parent Company only) is presented below:

BALANCE SHEETS

December 31

	2003	2002

Assets:
Cash deposited with the Bank	$222,094	$88,856
Prepaid expenses	4,000	4,000
Deferred income taxes	246,000	174,000
Investment in the Bank, at cost plus equity in earnings	41,761,756	36,431,678

	$42,233,850	$36,698,534

Liabilities and stockholders’ equity:
Liabilities	$—	$—
Stockholders’ equity	42,233,850	36,698,534

	$42,233,850	$36,698,534

STATEMENTS OF INCOME

For the Periods Ended December 31

	2003	2002	2001

Income:
Cash dividends from the Bank	$1,625,000	$1,405,000	$1,995,000
Interest income	—	5,798	2,082

	1,625,000	1,410,798	1,997,082

Expenses:
Investor relations	65,596	81,005	102,238
Legal and registration expense	70,958	42,435	46,198
Personnel costs paid to Bank	50,585	32,483	46,895

	187,139	155,923	195,331

Income before income tax benefit and equity in undistributed earnings of the Bank	1,437,861	1,254,875	1,801,751
Income tax benefit	72,000	58,000	75,000
Equity in undistributed earnings of the Bank	5,320,806	2,141,544	3,845,520

Net income	$6,830,667	$3,454,419	$5,722,271

PACIFIC CONTINENTAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF CASH FLOWS

For the Periods Ended December 31

	2003	2002	2001

Cash flows from operating activities:
Net income	$6,830,667	$3,454,419	$5,722,271
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	(5,320,806)	(2,141,544)	(3,845,520)
Prepaid expenses	—	(1,500)	5,000
Deferred income taxes	(72,000)	(58,000)	(75,000)

Net cash provided by operating activities	1,437,861	1,253,375	1,806,751

Cash flows from financing activities:
Proceeds from stock options exercised	540,515	661,132	745,106
Dividends paid	(1,841,438)	(1,610,219)	(1,400,993)
Shares repurchased and retired	(3,700)	(1,251,269)	(154,770)

Net cash used in financing activities	(1,304,623)	(2,200,356)	(810,657)

Net increase (decrease) in cash	133,238	(946,981)	996,094
Cash, beginning of period	88,856	1,035,837	39,743

Cash, end of period	$222,094	$88,856	$1,035,837

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and timely reported as provided in the SEC’s rules and forms.

     Changes in Internal Controls

      No changes occurred since the quarter end September 30, 2003 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Company

      The information regarding “Directors and Executive Officers of the Registrant” of the Bank is incorporated by reference from the sections entitled “PROPOSAL NO. 1 — ELECTION OF DIRECTORS — Nominees and Continuing Directors,” “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “COMPLIANCE WITH SECTION 16(a) FILING REQUIREMENTS” of the Company’s 2004 Annual Meeting Proxy Statement (the “Proxy Statement”).

      Information regarding the Company’s Audit Committee financial expert appears under the section entitled “Information Regarding the Board of Directors and it Committees — Certain Committees of the Board” in the Company’s Proxy Statement and is incorporated by reference.

      In September of 2003, consistent with the requirements of Sarbanes-Oxley, the Company adopted a Code of Ethics applicable to senior financial officers including the principal executive officer. The Code of Ethics is filed as Exhibit 99 to this report and can be accessed electronically by visiting the Company’s website at www.therightbank.com.

Item 11.	Executive Compensation

      The information regarding “Executive Compensation” is incorporated by reference from the sections entitled “INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES — Compensation of Directors,” and “EXECUTIVE COMPENSATION” of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information regarding “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference from the sections entitled “PROPOSAL NO. 1 — ELECTION OF DIRECTORS — Nominees and Continuing Directors,” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of the Proxy Statement.

      The information concerning “Equity Compensation Plan Information” is incorporated by reference from the section entitled “Equity Compensation Plan Information” of the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information regarding “Equity Compensation Plan Information” is incorporated by reference from the section entitled “EQUITY COMPENSATION PLAN INFORMATION” of the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      For information concerning principal accountant fees and services as well as related pre-approval policies, see “Independent Public Accountants — Fees Paid to Independent Auditor” in the Company’s Proxy Statement, which is incorporated by reference.

Item 15.	Exhibits and Reports on Form 8-K

      (a)(2) Financial Statement Schedules

      All other schedules to the financial statements required by Regulation S-X are omitted because they are not applicable, not material, or because the information is included in the financial statements or related notes

      (a)(3) Exhibit Index

Exhibit

3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
10.2	1995 Incentive Stock Option Plan (1)
10.3	1999 Employee Stock Option Plan (1)
10.4	1995 Director’s Stock Option Plan (1)
10.5	1999 Director’s Stock Option Plan (1)
10.6	Form of Executive Severance Agreement for Messrs. Gyde, Hagstrom, Reynolds, and Hansen and Ms. Thompson (1)
10.7	Executive Employment Agreement for Daniel J. Hempy (2)
10.8	Executive Employment Agreement for Hal Brown (3)
10.9	Executive Severance Agreement for Roger Busse (4)
14	Code of Ethics for Senior Financial Officers and Principal Executive Officer
23.1	Accountants Consent of Zirkle, Long & Trigueiro, L.L.C.
31.1	302 Certification, Hal Brown, President and Chief Executive Officer
31.2	302 Certification, Michael A. Reynolds, Senior Vice President and Chief Financial Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to Exhibits 3.1, 10.2, 10.3, 10.4, 10.5, and 10.6 of the Company’s Quarterly Report on 10-Q for the Quarter ended June 30, 1999.

(2)	Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on 10-Q for the Quarter ended March 31, 2003.

(3)	Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on 10-K for the year ended December 31, 2002.

(4)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on 10-Q for the Quarter ended September 30, 2003.

      (b) Reports on Form 8-K

      A Report on Form 8-K was filed by Pacific Continental Corporation on October 15, 2003 that furnished the earnings release as an exhibit for the third quarter and year-to-date at September 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned on March 16, 2004.

PACIFIC CONTINENTAL CORPORATION
(Company)

By:	/s/ HAL BROWN

Hal Brown
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 16th day of March 2004.

Principal Executive Officer

By	/s/ HAL BROWN Hal Brown	President and Chief Executive Officer and Director

Principal Financial and Accounting Officer

By	/s/ MICHAEL A. REYNOLDS Michael A. Reynolds	Senior Vice President and Chief Financial Officer

Remaining Directors

By	/s/ ROBERT A. BALLIN Robert A. Ballin	Director and Chairman of the Board

By	/s/ DONALD G. MONTGOMERY Donald G. Montgomery	Director Vice Chairman

By	/s/ MICHAEL D. HOLZGANG Michael D. Holzgang	Director

By	/s/ DONALD A. BICK Donald A. Bick	Director

By	/s/ RONALD F. TAYLOR Ronald F. Taylor	Director

By	/s/ LARRY G. CAMPBELL Larry G. Campbell	Director

By	/s/ DONALD L. KRAHMER, JR. Donald L. Krahmer, Jr.	Director

By	/s/ MICHAEL HOLCOMB Michael Holcomb	Director

By	/s/ JOHN H. RICKMAN John H. Rickman	Director