Form 10-Q
period 2004-03-31
PACIFIC CONTINENTAL CORP
filed 2004-05-13
CIK 1084717

As Filed with the Securities & Exchange Commission on May 13, 2004

SECURITIES & EXCHANGE COMMISSION

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004.

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

Common Stock, $1.00 par value, outstanding as of April 30, 2004: 6,835,050

PACIFIC CONTINENTAL CORPORATION

FORM 10-Q

QUARTERLY REPORT

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Income: Three months ended March 31, 2004 and March 31, 2003	3

	Consolidated Statements of Comprehensive Income Three months ended March 31, 2004 and March 31, 2003	4

	Consolidated Balance Sheets: March 31, 2004, December 31, 2003 and March 31, 2003	5

	Consolidated Statements of Cash Flows: Three months ended March 31, 2004 and March 31, 2003	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Market Risk and Balance Sheet Management	13

Item 4.	Controls and Procedures	13

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	none

Item 2.	Changes in Securities	none

Item 3.	Defaults Upon Senior Securities	none

Item 4.	Submission of Matters to a Vote of Security Holders	none

Item 5.	Other Information	none

Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES		15

CONSOLIDATED INCOME STATEMENT

Amounts in $ 000’s

(Unaudited)

	Quarter ended March 31,
	2004	2003
Interest income
Loans	$6,467	$6,330
Securities	214	103
Dividends from Federal Home Loan Bank	24	36
Federal funds sold	9	8

	6,714	6,477

Interest expense
Deposits	705	754
Federal Home Loan Bank term borrowings	305	300
Federal funds purchased	10	39

	1,020	1,093

Net interest income	5,694	5,384

Provision for loan losses	100	600

Net interest income after provision	5,594	4,784

Noninterest income
Service charges on deposit accounts	416	386
Other fee income, principally bankcard processing	327	253
Loan servicing	49	87
Mortgage banking income and gains on sales of loans	209	575
Gain (loss) on sale of securities	0	0
Other	75	63

	1,077	1,364

Noninterest expense
Salaries and employee benefits	2,360	2,238
Premises and equipment	412	392
Bankcard processing	100	91
Business development	243	311
Other	762	766

	3,877	3,798

Income before income taxes	2,794	2,350

Provision for income taxes	1,070	904

Net income	$1,724	$1,446

Earnings per share
Basic	$0.25	$0.22

Diluted	$0.25	$0.21

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Amounts in $ 000’s

(Unaudited)

	Quarter ended March 31,
	2004	2003
Net income	$1,724	$1,446

Unrealized gains (losses) on Investment Securities Unrealized gains (losses) arising during the period	272	(81)
Reclassification for (gains) losses included in statement of income	0	0

	272	(81)
Income tax (expense) benefit	(105)	31

Net unrealized gains (losses) on securities available for sale	167	(50)

Comprehensive income (loss)	$1,891	$1,396

CONSOLIDATED BALANCE SHEET

Amounts in $ 000’s

(Unaudited)

	Mar. 31, 2004	Dec. 31, 2003	Mar. 31, 2003
ASSETS
Cash and due from banks	$15,473	$24,149	$15,401
Federal funds sold	422	1,387	9,192

Total cash and cash equivalents	15,895	25,536	24,593

Securities available-for-sale	29,346	30,029	11,046
Loans held for sale	1,630	1,958	3,568
Loans, less allowance for loan losses	369,636	348,894	333,060
Interest receivable	1,614	1,586	1,530
Federal Home Loan Bank stock	2,762	2,738	2,649
Property, net of accumulated depreciation	12,958	13,060	13,311
Foreclosed assets	371	411	664
Deferred income taxes	146	250	145
Other assets	800	1,337	426

Total assets	435,158	425,799	390,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	123,429	125,576	106,820
Savings and interest-bearing checking	189,983	176,016	145,800
Time $100,000 and over	21,620	27,961	39,626
Other time	24,123	26,546	29,630

Total deposits	359,155	356,099	321,876

Federal funds purchased	5,000	0	0
Federal Home Loan Bank term borrowings	26,000	26,000	30,000
Accrued interest and other payables	1,167	1,466	1,349

Total liabilities	391,322	383,565	353,225

Stockholders’ equity
Common stock	6,823	6,790	5,054
Surplus	20,052	19,829	21,041
Retained earnings	16,824	15,645	11,646
Accumulated other comprehensive loss	137	(30)	26

	43,836	42,234	37,767

Total liabilities and stockholders’ equity	$435,158	$425,799	$390,992

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in $ 000’s

(Unaudited)

	For three months ended March 31,
	2004	2003
Cash flows from operating activity:
Net income	$1,724	$1,446
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	227	214
Provision for loan losses	100	600
Change in loans held for sale	328	1,979
Gain on sales of loans	0	(130)
Change in interest receivable and other assets	678	430
Change in payables and other liabilities	(298)	134
Other adjustments	(452)	(114)

Net cash provided by operating activities	2,307	4,559

Cash flows from investing activities
Proceeds from sales and maturities of securities	774	3,343
Purchase of securities	0	(3,665)
Loans made net of principal collections	(20,907)	(20,747)
Proceeds from sale of loans	0	7,940
Purchase of property	(125)	(284)

Net cash used in investing activities	(20,259)	(13,413)

Cash flows from financing activities
Net increase in deposits	3,055	11,967
Increase (decrease) in fed funds purchased	5,000	(9,000)
Increase in Federal Home Loan Bank borrowings	0	7,000
Proceeds from stock options exercised	256	128
Dividends paid	(545)	(455)

Net cash provided by financing activities	7,766	9,640

Net decrease in cash and cash equivalents	(9,641)	1,241

Cash and cash equivalents, beginning of period	25,536	23,352

Cash and cash equivalents, end of period	$15,895	$24,593

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A complete set of Notes to Consolidated Financial Statements is a part of the Bank’s Form 10-K filed March 16, 2004. The notes below are included because of material changes in the financial statements or to provide the reader with additional information not otherwise available. All numbers in the following notes are expressed in dollar thousands, except per share data.

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

The balance sheet data as of December 31, 2003 was derived from audited financial statements, but does not include all disclosures contained in the Company’s 2003 Form 10-K.

The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2003 consolidated financial statements, including the notes thereto, included in the Company’s 2003 Form 10-K.

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

	For the Quarter Ended
	March 31, 2004	March 31, 2003
Net income – as reported	$1,724	$1,446
Deduct total stock-based employee compensation expense determined under fair value for all awards, net of related tax effects	(127)	(90)

Net income – pro forma	$1,597	$1,356

Earnings per share
Basic – as reported	$0.25	$0.22
Basic – pro forma	$0.23	$0.20
Diluted – as reported	$0.25	$0.21
Diluted – pro forma	$0.23	$0.20

3. Loans

Major classifications of loans at March 31, 2004, December 31, 2003, and March 31, 2003 are as follows:

	March 31, 2004	December 31, 2003	March 31, 2003
Commercial loans	$91,847	$89,128	$97,385
Real estate loans	272,981	255,150	232,956
Consumer loans	11,745	11,424	9,139

	376,573	355,702	339,480
Deferred loan origination fees	(1,677)	(1,583)	(1,437)

	374,896	354,119	338,043
Allowance for loan losses	(5,260)	(5,225)	(4,983)

	$369,636	$348,894	$333,060

Allowance for loan losses

	2004	2003
Balance, January 1	$5,225	$4,403
Provision charged to income	100	600
Loans (charged) recovered against allowance	(65)	(20)

Balance, March 31	$5,260	$4,983

The recorded investment in restructured and other impaired loans totaled $3,199 and $6,669 at March 31, 2004 and 2003, respectively. The specific valuation allowance for loan losses related to these impaired loans was approximately $687 and $362 at March 31, 2004 and 2003, respectively and is included in the ending allowances shown above. The average recorded investment in impaired loans was approximately $3,200 and $7,000 during the first quarter 2004 and 2003, respectively. Interest income recognized on restructured and impaired loans was $30 in both the first quarter 2004 and 2003, respectively.

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

4. Self-Insured Healthcare Plans

The Bank began self-insuring employee related healthcare benefits during 2004. The Bank limits individual and aggregate exposure through a reinsurance program. Annual expenses associated with the plan are expected to be approximately $813 with estimated maximum exposure of $985. These amounts are not materially different from the Bank’s historical healthcare insurance costs. The self-insured liability for claims and expenses is determined using actuarial estimates and historical experience. A third-party administrator is used to process claims.

Item 2. Management’s Discussion and Analysis

The following discussion contains a review of Pacific Continental Corporation and its wholly owned subsidiary Pacific Continental Bank operating results and financial condition for the first quarter of 2004. When warranted, comparisons are made to the same period in 2003 and to the previous year ended December 31, 2003. The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company’s Form 10-K for the previous year ended December 31, 2003, which contains additional statistics and explanations. All numbers, except per share data, are expressed in thousands of dollars.

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

HIGHLIGHTS

	For the quarter ended March 31
	2004	2003	% Growth
Net income	$1,724	$1,446	19%

Earnings per share
Basic	$0.25	$0.22	14%
Diluted	$0.25	$0.21	19%

Assets, period-end	$435,158	$390,992	11%
Deposits, period-end	$359,154	$321,876	12%

Return on assets	1.62%	1.53%
Return on equity	15.94%	15.54%

Per share data for 2003 was retroactively adjusted to reflect the 4-for-3 stock split declared during the third quarter 2003. In addition, first quarter 2003 noninterest income and noninterest expense has been reclassified to reflect a change in the Company’s method of reporting merchant bankcard processing fees to enable consistent presentation of the financial results.

The Company earned $1,724 in the first quarter 2004, a 19% increase over net income of $1,446 for the same quarter last year. The improvement in income was the result of loan and deposit growth, and marked improvement in credit quality, which resulted in a decline in the provision for loan losses. Improvement in these areas was partially offset by a decline in revenues generated from the origination of residential mortgages. These trends are expected to continue throughout 2004.

Assets and deposits at March 31, 2004 showed growth rates of 11% and 12%, respectively over March 31, 2003. Core deposits, which are defined as demand deposits, interest checking, money market account, and time deposits taken in locally, constitute 95% of March 31, 2004 outstanding deposits. Demand deposits were $123,429 or 34% of total deposits at March 31, 2004.

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

Net interest income prior to the provision for loan loss, in the first quarter of 2004 increased $311, or 6%, over same period in 2003. This increase was the result of growth of earning assets as the net interest margin in first quarter 2004 fell from the same quarter last year. Average earning assets in the current quarter increased 12% from $352,413 in the first quarter 2003 to $396,051 in the first quarter 2004.

Net interest margin as a percentage of earning assets was 5.78% in the first quarter of 2004 compared to 6.20% in the same time period in 2003. However, the net interest margin in the current quarter declined slightly from the 5.83% net interest margin the Bank averaged for the last six months of 2003. Earning asset yields in the current quarter were 6.82% compared to 7.45% last year, a decline of 63 basis points. Cost of liabilities fell by 21 basis points during the same time period from 1.28% to 1.07%. Costs of interest-bearing liabilities have remained stable over the past nine months as the current low interest rate environment has resulted in a practical floor on rates paid for a significant portion of the Bank’s deposits.

A detailed comparison of interest income and interest expense between first quarter 2004 and first quarter 2003 shows that interest income increased by $237. Increased volume of earning assets improved interest income by $672, which was offset by lower yields on earning assets reducing interest income by $435. Also contributing to the increase in net interest income in the first quarter 2004 was a decline in interest expense of $74 from the same quarter last year. Changes in the mix of interest-bearing liabilities reduced interest expense by $19, and lower rates on interest-bearing liabilities reduced interest expense by $55 when compared to the same quarter last year.

The Company’s outlook with respect to its net interest margin for the remainder of 2004 is stable to slightly higher when compared to the net interest margin achieved during the first quarter 2004 as a portion of the Bank’s wholesale funding matures and can be refinanced at lower rates. This outlook is predicated on an expectation that the current interest rate environment prevails through the remainder of 2004. During the next six months, $13,000 of Federal Home Loan long-term advances with an average rate of 5.10% will mature along with approximately $8,200 in national market time deposits with an average rate of 3.70%. The Company expects these maturities to improve the net interest margin by 10 to 15 basis points during the last half of 2004, which is expected to offset potential declines in loan yields.

Provision for Loan Losses

Below is a summary of the Company’s allowance for loan losses for the first three months of 2004:

2004
Balance, December 31, 2003	$5,225
Provision charged to income	100
Loans charged off	(77)
Recoveries credited to allowance	12

Balance, March 31, 2004	$5,260

The first quarter 2004 provision for loan losses was $100, compared to $600 for the same quarter last year. The larger provision for loan losses for the first quarter 2003 was based upon uncertainties related to impaired loans, internally classified loans, and anticipated foreclosures. As the year 2003 unfolded, the Bank was able to resolve the uncertainties surrounding these loans through foreclosures and sales of collateral as well as planned exits of weaker credits. The Company anticipates the provision for loan losses for the second quarter 2004 will be reduced from provisions made during the second quarter 2003.

The allowance for loan losses at March 31, 2004 was 1.40% of period end loans compared to 1.46% at both December 31, 2003 and March 31, 2003, respectively. The allowance at March 31, 2004 includes $687 in specific allowance (included in the ending allowance above) for impaired loans, which total $3,199. Impaired loans include $1,303 nonaccrual loans and one restructured and performing loan of $1,896. At December 31, 2003, the Company had $3,168 of restructured and impaired loans with a specific allowance of $628 assigned. At March 31, 2003, the Company had $6,669 of restructured and impaired loans with a specific allowance of $362 assigned.

During the first quarter 2004, the Bank continued progress with regard to certain foreclosed assets. In February 2004, the Bank sold a commercial real estate property that was carried as foreclosed assets at December 31, 2003. The sale resulted in a one-time gain of $24. At March 31, 2004, one property remained in foreclosed assets, a single-family residence valued at $371, which is presently being actively marketed.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned for the periods covered in this report:

	Mar. 31, 2004	Dec. 31, 2003	Mar. 31, 2003
Nonaccrual loans	$1,481	$1,506	$5,014
90 days past due and accruing interest	132	545	39

Total nonperforming loans	1,613	2,051	5,053
Nonperforming loans guaranteed by government	(160)	(233)	(241)

Net nonperforming loans	1,453	1,818	4,812
Foreclosed assets	371	411	664

Total nonperforming assets, net of guaranteed	$1,824	$2,229	$5,476

Noninterest Income

Noninterest income decreased $288 or 21% in the first quarter of 2004 when compared to the same period in 2003. First quarter 2004 noninterest income was negatively impacted by two factors: a significant slow down in the origination of residential mortgages due to higher residential mortgage rates; and a decline on gains on sales of commercial real estate loans. Noninterest income from the origination of residential mortgages declined $234 or 53% from first quarter 2003 although during the month of March 2004, originations increased as long-term interest rates temporarily fell. In addition to the decline in mortgage revenues during the first quarter 2004, the Company took no gains from the sale of commercial real estate loans. In the first quarter 2003, sales of commercial real estate loans contributed $130 in noninterest income. The reduction in income in these two areas was partially offset by increases of 8% in account service charges and other fees and a 46% increase in merchant bankcard revenues.

The Company anticipates that for the year 2004 due to continued expectation of reduced income from residential mortgage originations that noninterest income will be flat with or slightly lower than noninterest income reported for the year 2003. However, anticipated loan growth and corresponding growth in net interest income will more than offset any decline in noninterest income.

Noninterest Expense

Noninterest expense in the first quarter 2004 was $3,877, an increase of $78 or 2% over the same period in 2003. Salaries and employee benefits accounted for most of the increase, up $123 or 5% from the previous year, reflecting personnel costs for bankers added during 2003. Equipment expense and professional services also showed modest increases when compared to first quarter 2003 up 8% and 4%, respectively. Growth in these noninterest expense categories was offset by a 28% or $72 decrease in advertising expense and a $20 decline in one-time expenses related to the January 2003 opening of the KOIN Center office in Portland, Oregon.

The Company expects the growth rate of noninterest expenses to be well below anticipated asset growth. While expense growth is expected to slow in 2004, the Company anticipates increased advertising expense as the Bank’s new branding campaign is fully implemented, which includes the introduction of media advertising in the Portland market. In addition, the Company anticipates increased expenses related to compliance with Section 404 of Sarbannes-Oxley in terms of staff, software, and professional services. However, expense increases in these areas will be offset by anticipated declines in legal fees related to problem loans and in other real estate expense. For the full year 2003, approximately $520 in other real estate expense was recorded, entirely related to three motel properties, which will not recur in 2004.

LIQUIDITY

Liquidity is the term used to define the Company’s ability to meet its financial commitments. The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds. The Company derives liquidity primarily through core deposit growth, the maturity of investment securities, and loan payments. Core deposits include demand, interest checking, money market, savings and local time deposits. Additional liquidity is provided through sales of loans, access to national CD markets, public deposits and both secured and unsecured borrowings. Core deposits represented 95% of total deposits at March 31, 2004 compared to 88% at March 31, 2003. Historically, due to seasonal construction and economic activity and client payment of various tax obligations, the Company experiences a decline or slower growth of core deposits during the first quarter of each year. However, during the first quarter 2004, the Company experienced an $11,000 increase in core deposits from December 31, 2003, while last year during the same three month period, the Company showed a $5,000 decline in core deposits. During the quarter, the Company grew outstanding loans by $20,500. Loan growth during the quarter was funded primarily through growth in core deposits.

The Bank has a borrowing limit with the Federal Home Loan Bank of Seattle (the “FHLB”) equal to 25% of total assets. At March 31, 2004, the borrowing line was approximately $109,000. At March 31, 2004, there was $31,000 advanced on this line. The borrowing line at the FHLB is limited to discounted pledged collateral. FHLB stock, funds on deposit with the FHLB, and loans are pledged as collateral to the FHLB. In addition to the borrowing line at the FHLB, the Bank has established unsecured overnight lines totaling $39,000 with various correspondent banks and the Federal Reserve Bank of San Francisco. At the end of the quarter, all $39,000 of the overnight lines with correspondent banks were available to the Bank. Other sources of liquidity available to the bank included $17,000 in funding available through the State of Oregon time deposit program with community banks and a portion of the Bank’s loan portfolio, which contains in excess of $24,000 in marketable government guaranteed loans.

CAPITAL RESOURCES

Capital is the shareholder’s investment in the Company. Capital grows through the retention of earnings and the issuance of new stock through the exercise of incentive options and decreases through the payment of dividends and share repurchase programs. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Banking regulations require the Company to maintain minimum levels of capital. The Company manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating). At March 31, 2004, the Company’s total capital to risk weighted assets was 12.06%, compared to 11.47% at March 31, 2003.

The Company’s board of directors reviews its dividend considerations so that cash dividends, when and if declared by the Company, would typically be paid in mid-March, June, September, and December of each year. On February 11, 2004, the Company declared its first quarter dividend of $0.08 per share paid on March 15, 2004 to shareholders of record on February 27, 2003. The Company expects to maintain the $0.08 per share dividend per quarter during 2004, which would result in an annual dividend of $0.32 per 0share, which would equate to a 17% increase over the prior year, when adjusted for the 4-for-3 stock split declared in September 2003.

The Company projects that earnings retention and existing capital will be sufficient to fund anticipated asset growth and shareholder dividends, while maintaining a well-capitalized designation from the FDIC.

Item 3. Quantitative and Qualitative Disclosures on Market Risk

There has been no material change in the Bank’s exposure to market risk. Readers are referred to the Bank’s Form 10-K and the Annual Report to Shareholders for the period ending December 31, 2003, for specific discussion.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation

3.2	Amended and Restated Bylaws

31.1	302 Certification, Hal Brown, President and Chief Executive Officer

31.2	302 Certification, Michael A. Reynolds, Senior Vice President and Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

A Report on Form 8-K was filed by Pacific Continental Corporation on January 21, 2004 that announced earnings for the fourth quarter and year-end December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION
(Registrant)

Dated May 13, 2004	/s/ Hal Brown
Hal Brown
President and Chief Executive Officer

Dated May 13, 2004	/s/ Michael A. Reynolds
Michael A. Reynolds
Senior Vice President and Chief Financial Officer