Form 10-Q
period 2004-06-30
PACIFIC CONTINENTAL CORP
filed 2004-08-12
CIK 1084717

As Filed with the Securities & Exchange Commission on August 12, 2004

SECURITIES & EXCHANGE COMMISSION

FORM 10-Q

[ X ]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2).
Yes __       No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock outstanding as of July 31, 2004:    6,864,035

PACIFIC CONTINENTAL CORPORATION
FORM 10-Q
QUARTERLY REPORT

PART I
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF INCOME
Amounts in $1,000’s
(Unaudited)

	Quarter ended June 30,		Year to date June 30,
	2004	2003	2004	2003

Interest income
Loans	$6,727	$6,628	$13,194	$12,598
Securities	233	77	447	180
Dividends on Federal Home Loan Bank stock	23	31	47	67
Federal funds sold	1	6	10	14

	6,984	6,742	13,698	13,219

Interest expense
Deposits	718	763	1,423	1,517
Federal Home Loan Bank borrowings	249	314	554	614
Federal funds purchased	45	25	55	64

	1,012	1,102	2,032	2,195

Net interest income	5,972	5,640	11,666	11,024

Provision for loan losses	75	200	175	800
Net interest income after provision	5,897	5,440	11,491	10,224
Noninterest income
Service charges on deposit accounts	413	429	829	815
Other fee income, principally bankcard	350	266	677	519
Loan servicing fees	49	24	98	111
Mortgage banking income and gains on loan sales	266	374	475	949
Gain (loss) on sale of securities	(13)	0	(13)	0
Other noninterest income	87	76	163	139

	1,152	1,169	2,229	2,533

Noninterest expense
Salaries and employee benefits	2,352	2,160	4,712	4,398
Premises and equipment	437	405	849	797
Bankcard processing	122	79	222	170
Business development	304	139	547	450
Other noninterest expense	684	998	1,446	1,762

	3,899	3,781	7,776	7,577

Income before income taxes	3,150	2,828	5,944	5,178
Provision for income taxes	1,202	1,085	2,272	1,989

Net income	$1,948	$1,743	$3,672	$3,189

3

Earnings per share
Basic	$0.28	$0.26	$0.54	$0.47

Diluted	$0.28	$0.26	$0.52	$0.47

Weighted average shares outstanding
Basic	6,846	6,742	6,823	6,735

Common stock equivalents attributable to stock options	175	132	174	124

Diluted	7,021	6,874	6,997	6,759

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in $1,000’s
(Unaudited)

	Quarter ended June 30,		Year to date June 30,
	2004	2003	2004	2003

Net income	$1,948	$1,743	$3,672	$3,189

Unrealized gains (losses) on Investment Securities Unrealized gains (losses) arising during the period Reclassification for (gains) losses included in statement of income	(646) 13	(135) 0	(374) 13	(216) 0

	(633)	(135)	(361)	(216)
Income tax (expense) benefit	244	52	139	83

Net unrealized gains (losses) on securities available for sale	(389)	(83)	(222)	(133)
Comprehensive Income	$1,559	$1,660	$3,450	$3,056

CONSOLIDATED BALANCE SHEETS
Amounts in $1,000’s
(Unaudited)

	June 30,	December 31,	June 30,
	2004	2003	2003
Assets
Cash and due from banks	$15,923	$24,149	$17,917
Federal funds sold	729	1,387	9,719

Total cash and cash equivalents	16,652	25,536	27,636

Securities available-for-sale	27,755	30,029	12,058
Loans held for sale	1,543	1,958	3,881
Loans, less allowance for loan losses	396,165	348,894	345,152
Interest receivable	1,614	1,586	1,489
Federal Home Loan Bank stock	2,785	2,738	2,679
Property, net of accumulated depreciation	12,823	13,060	13,190
Foreclosed assets	343	411	3,152
Deferred income taxes	389	250	196
Other assets	640	1,337	683

Total assets	460,709	425,799	410,116

Liabilities and stockholders' equity
Deposits
Noninterest-bearing demand	126,126	125,576	113,444
Savings and interest-bearing checking	198,286	176,016	150,428
Time $100,000 and over	38,232	27,961	47,171
Other time	23,519	26,546	29,776
Total deposits	386,163	356,099	340,819

Federal funds purchased	11,975	-	-
Federal Home Loan Bank term advances	16,000	26,000	29,500
Accrued interest and other liabilities	1,363	1,466	764

Total liabilities	415,501	383,565	371,083

Stockholders' equity
Common stock	27,237	26,619	26,156
Retained earnings	18,223	15,645	12,934
Accumulated other comprehensive income (loss)	(252)	(30)	(57)
Total stockholders' equity	45,208	42,234	39,033

	$460,709	$425,799	$410,116

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in $1,000’s

(Unaudited)

	For six months ended June 30,
	2004	2003

Cash flows from operating activity:
Net cash provided by operating activities	4,999	6,170

Cash flows from investing activities
Proceeds from sales and maturities of securities	4,242	6,227
Purchase of securities	(2,015)	(7,506)
Loans made net of principal collections	(47,445)	(29,012)
Proceeds from sale of loans	-	7,940
Acquisition	-	(6,863)
Purchase of property	(229)	(360)

Net cash used in investing activities	(45,447)	(29,575)

Cash flows from financing activities
Net increase in deposits	30,064	30,910
Increase (decrease) in fed funds purchased	11,975	(9,000)
Increase (decrease) in Federal Home Loan Bank borrowings	(10,000)	6,500
Proceeds from stock options exercised	619	188
Dividends paid	(1,094)	(910)

Net cash provided by financing activities	31,564	27,689

Net increase (decrease) in cash and cash equivalents	(8,884)	4,284

Cash and cash equivalents, beginning of period	25,536	23,352

Cash and cash equivalents, end of period	$16,652	$27,636

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A complete set of Notes to Consolidated Financial Statements is a part of the Bank’s Form 10-K filed March 18, 2004. The notes below are included because of material changes in the financial statements or to provide the reader with additional information not otherwise available. All numbers in the following notes are expressed in dollar thousands, except per share data.

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

2. Stock Option Plans

The Company applies the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, in accounting for its stock option plans. Accordingly, no stock-based employee compensation expense is reflected in net income as all options were granted at an exercise price equal to the market value of the underlying common stock on the date of the grant. The following tables illustrate the effect on net income and earnings per share year-to-date June 30, 2004 and for the second quarter ended June 30, 2004 if the Company had applied the optional fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year-to-Date
	June 30, 2004	June 30, 2003

Net income – as reported	$3,672	$3,189
Deduct total stock-based employee compensation expense determined under fair value for all awards, net of related tax effects	(220)	(180)
Net income – pro forma	$3,452	$3,009

Earnings per share
Basic – as reported	$0.54	$ 0.47
Basic – pro forma	$0.51	$0.45
Diluted – as reported	$0.52	$0.47
Diluted – pro forma	$0.49	$0.44

	For the Quarter Ended
	June 30, 2004	June 30, 2003

Net income – as reported	$1,948	$1,743
Deduct total stock-based employee compensation expense determined under fair value for all awards, net of related tax effects	(110)	(90)
Net income – pro forma	$1,838	$1,653

Earnings per share
Basic – as reported	$0.28	$0.26
Basic – pro forma	$0.27	$0.25
Diluted – as reported	$0.28	$0.26
Diluted – pro forma	$0.26	$0.24

3. Loans

Major classifications of loans at June 30, 2004, December 31, 2003, and June 30, 2003 are as follows:

	June 30, 2004	December 31, 2003	June 30, 2003

Commercial loans	$97,056	$89,128	$93,102
Real estate loans	294,790	255,150	247,758
Consumer loans	11,236	11,424	11,335

	403,082	355,702	352,195
Deferred loan origination fees	(1,787)	(1,583)	(1,512)

	401,295	354,119	350,683
Allowance for loan losses	(5,130)	(5,225)	(5,531)

	$396,165	$348,894	$345,152

Allowance for loan losses

	2004	2003

Balance, January 1	$5,225	$4,403
Provision charged to income	175	800
Loans charged against allowance	(308)	(669)
Loans recovered against allowance	38	806
Acquisition	-	190

Balance, June 30	$5,130	$5,531

The recorded investment in restructured and other impaired loans, net of government guarantees, totaled $3,357 and $3,605 at June 30, 2004 and 2003, respectively. Impaired loans at June 30, 2004 included $1,461 of nonaccrual loans and a $1,896 restructured and performing loan. The specific valuation allowance for loan losses related to these impaired loans was approximately $703 and $567 at June 30, 2004 and 2003, respectively and is included in the ending allowances shown above. The average recorded investment in impaired loans was approximately $3,250 and $6,500 for the first six months of 2004 and 2003, respectively. Interest income recognized on restructured and impaired loans was $20 and $60 during the first six months 2004 and 2003, respectively.
A substantial portion of the loan portfolio is collateralized by real estate, and is, therefore, susceptible to changes in local market conditions. It is management’s opinion that the allowance for loan losses is adequate to absorb known and inherent risks in the loan portfolio. However, actual results may differ from estimates.

4. Other real estate owned

At June 30, 2004, the Bank had $343 in other real estate owned, which consisted of one residential property. Subsequent to the end of the quarter, this property was sold at book value.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion contains a review of Pacific Continental Corporation, and its wholly owned subsidiary, Pacific Continental Bank operating results and financial condition for the second quarter of 2004. When warranted, comparisons are made to the same period in 2003 and to the previous year ended December 31, 2003. The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company’s Form 10-K for the previous year ended December 31, 2003, which contains additional statistics and explanations. All numbers, except per share data, are expressed in thousands of dollars.

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

HIGHLIGHTS

                For the quarter ended June 30,           Year-to-date June 30,
	2004	2003	% Change	2004	2003	% Change

Net income	$1,948	$1,743	12%	$3,672	$3,189	15%

Earnings per share
Basic	$0.28	$0.26	8%	$0.54	$0.47	15%
Diluted	$0.28	$0.26	8%	$0.52	$0.47	11%

Return on assets	1.74%	1.77%		1.68%	1.65%
Return on equity	17.37%	17.90%		16.67%	16.78%
Net interest margin	5.74%	6.22%		5.76%	6.21%

Loans, at period end				$402,838	$354,672	14%
Deposits, at period end				$386,163	$340,819	13%

Per share data for 2003 was retroactively adjusted to reflect the 4-for-3 stock split declared during the third quarter 2003. In addition, 2003 noninterest income and noninterest expense has been reclassified to reflect a change in the Company’s method of reporting merchant bankcard processing fees to enable consistent presentation of the financial results.

The Company earned $1,948 in the second quarter 2004, a 12% increase over net income of $1,743 for the same quarter last year. The improvement in income was the result of loan and deposit growth, and improvement in credit quality, which resulted in a decline in the provision for loan losses. Improvement in these areas was partially offset by a decline in revenues generated from the origination of residential mortgages. These trends are expected to continue throughout 2004.

Through June 30, 2004, the Company reported net income of $3,672, a 15% increase over net income of $3,189 for the comparable period last year. Earnings per diluted share were $0.52 for the first six months of the current year compared to $0.47 for the same period last year. The improvement in year-to-date income was the result of loan and deposit growth, and improvement in credit quality, which resulted in a decline in the provision for loan losses.

Outstanding loans and deposits at June 30, 2004 showed growth rates of 14% and 13%, respectively over June 30, 2003. Core deposits, which are defined as demand deposits, interest checking, money market account, and local time deposits, constitute 91% of June 30, 2004 outstanding deposits. Demand deposits were $126,126 or 33% of total deposits at June 30, 2004.

Results of Operations

Net Interest Income

Net interest income is the primary source of the Company’s revenue. Net interest income is the difference between interest income derived from earnings assets, principally loans, and the interest expense associated with interest bearing liabilities, principally deposits. The volume and mix of earnings asset and funding sources, market rates of interest, demand for loans, and the availability of deposits affect net interest income.

Net interest income, prior to the provision for loan loss, for the second quarter of 2004 increased $332, or 6%, over same period in 2003. This increase was the result of growth of earning assets, as the net interest margin declined from the same quarter last year. Average earning assets in the current quarter increased 15% from $363,859 in the second quarter 2003 to $418,548 in the second quarter 2004.

The net interest margin as a percentage of earning assets was 5.78% in the second quarter 2004 compared to 6.22% in the second quarter 2003. However, the net interest margin in the second quarter 2004 compared favorably to the 5.78% margin recorded for the first quarter 2004 and the 5.83% margin averaged for the last six months of 2003. Earning asset yields in the second quarter 2004 were 6.71% compared to 7.43% in the second quarter 2003, a decline of 72 basis points, while the cost of funds fell by only 24 basis points from 1.21% to 0.97%. The prolonged low interest rate environment placed downward pressure on earning asset yields as new loan production continued to be booked at low rates. As market interest rates remained at a 45 year low, the Bank’s cost of funds was stable as many of the Bank’s deposits, specifically interest checking, money market, and savings accounts were priced at practical floors.

The year-to-date net interest margin as a percentage of earning assets through June 30, 2004 showed results similar to the quarter-to-quarter comparison. For the first six months of 2004, net interest income, prior to the provision for loan loss, totaled $11,666, an increase of 6% over $11,024 for the same period in 2003. Year-to-date average earning assets increased 14% as compared to the same period in 2003, while net interest income as a percent of earning assets declined from 6.21% in 2003 to 5.76% in 2004. The decrease resulted from yields on earning assets falling faster than the Company’s cost of funds as the Bank’s cost of funds has stabilized in the low interest rate environment. A detailed rate and volume analysis shows that the interest income component increased by $479, a $1,497 improvement due to higher volumes, which was offset by $1,018 decline due to lower rates. The year-to-date June 30, 2004 interest expense component was $163 lower than the same period last year. The decrease in interest expense shows $97 was due to volumes and the mix of funding and $66 was due to a decline in rates.

During second quarter 2004, the Bank experienced pressure on its cost of funds as money market accounts tied directly to the 91-day Treasury Bill rate increased approximately 40 basis points during the quarter. The increase in the cost of these deposits was offset by opportunities to refinance wholesale funding at lower rates. During the second quarter 2004, $10,000 of Federal Home Loan Bank advances with an average rate of 5.10% matured, and an additional $4,500 of national time deposits matured with an average rate of 3.35%. These maturities of wholesale funding were refinanced through core deposit growth and short-term borrowings, which kept the Bank’s cost of funds stable in the second quarter. During the third quarter 2004, the Bank has similar refinancing opportunities with $3,000 in Federal Home Loan Bank advances maturing along with $4,300 in national time deposits, which is expected to offset some of the increase expected in the cost of core deposits and overnight funding as market interest rates are expected to increase.

On June 30, 2004, the Federal Reserve took action to increase market interest rates for the first time in four years, which resulted in an increase in the prime-lending rate of 25 basis points from 4.00% to 4.25%. The Bank has approximately $220,000 in variable rate loans tied to the prime-lending rate. However, the Bank has consistently used rate floors when negotiating rate terms; and at June 30, 2004, approximately $90,000 in variable rate loans were priced at floors ranging from 25 basis points to 100 basis points above the calculated rate. Therefore, the June 30, 2004 increase in the prime-lending rate did not immediately affect the yields on these loans. While $90,000 in variable rate loans did not reprice immediately with the rate increase, the remaining $130,000 of other variable rate loans in the Bank’s loan portfolio did reprice. With the June 2004 increase in the prime-lending rate, the Bank now has approximately $54 million in variable rate loans priced at floors above the calculated rate.

As reported in previous 10-Q’s and the 2003 10-K, the Bank is asset sensitive and considering the maturity and repricing characteristics of the Bank’s deposits and funding sources, the Bank is well positioned in the event market interest rates continue to increase.

Provision for Loan Losses

The second quarter 2004 provision for loan losses was $75 compared to $200 for the comparable quarter last year. Year-to-date June 30, 2004 loan loss provision was $175 compared to $800 for the same period in 2003. The larger provision for loan losses for the first six months of 2003 was based upon uncertainties related to impaired loans, internally classified loans, and anticipated foreclosures. During the second half of 2003, the Bank was able to resolve the uncertainties surrounding these loans through foreclosures and sales of collateral as well as planned exits of weaker credits. Accordingly, the Company anticipates the provision for loan losses for the year 2004 will be reduced from provisions made during 2003.

During the second quarter 2004, the Bank continued progress with regard to certain foreclosed assets. At June 30, 2004, the Bank had one property in foreclosed assets, a single-family residence valued at $343,000. Subsequent to the end of the second quarter, this property was sold, and the Bank received proceeds equal to its book value.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned for the periods covered in this report:

	June 30, 2004	December 31, 2003	June 30, 2003

Nonaccrual loans	$1,876	$1,506	$1,870
90 days past due and accruing interest	0	$545	205
Repossessed assets	$343	$411	3,152

Total nonperforming assets	$2,219	$2,462	$5,227
Nonperforming loans guaranteed by government	(415)	(233)	(161)

Total nonperforming assets, net of guarantee	$1,804	$2,229	$5,066

Noninterest Income

Year-to-date June 30, 2004 noninterest income of $2,229 was down $304 or 12% from 2003 noninterest income for the same time period. Noninterest income was negatively impacted by two factors: a significant slow down in the origination of residential mortgages due to higher residential mortgage rates; and a decline on gains on sales of commercial real estate loans. Noninterest income from the origination of residential mortgages declined $344 or 42% from year-to-date June 30, 2003. However, there was an increase in mortgage noninterest income in the second quarter of 2004 when compared to first quarter 2004. Revenues from the originations of residential mortgages were $266 in second quarter 2004 compared to $209 in the first quarter. Programs implemented in the latter part of 2003 to provide residential construction and permanent financing are supplementing and stabilizing the normal mortgage revenues. In addition to the decline in mortgage revenues during the first quarter 2004, the Company took no gains from the sale of commercial real estate loans. In the first quarter 2003, sales of commercial real estate loans contributed $130 in one-time noninterest income. The reduction in income in these two areas was partially offset by $151 or 37% increase in merchant bankcard revenues.

The Company anticipates that for the year 2004, due to continued expectation of reduced income from residential mortgage originations noninterest income will be flat with or slightly lower than noninterest income reported for the year 2003. However, anticipated loan growth and corresponding growth in net interest income will more than offset any decline in noninterest income.

Noninterest Expense

Year-to-date June 30, 2004 noninterest expense was $7,776, an increase of $199 or 3% over the same period in 2003. Comparing 2004 to 2003, the largest increase was in personnel expense, which grew by $314 or 7% over last year, reflecting personnel costs for staff added during 2003, primarily related to expansion in the Portland area market. As reported in the Company’s first quarter 2004 10-Q, advertising expense was expected to increase in 2004 as the Bank’s new branding campaign was fully implemented. For the first six months of 2004, advertising expense was up $102 or 29% over last year. Growth in these noninterest expense categories was offset by a decrease in one-time expenses related to the January 2003 opening of the KOIN Center office in Portland, Oregon and a decline in other real estate expense. Other real estate expense declined by approximately $300 as 2003 included expenses related to write downs and operating losses associated with motel and hotel properties which were sold in subsequent quarters during 2003.

The Company expects the growth rate of noninterest expenses to be well below anticipated asset growth. While expense growth is expected to slow in 2004, the Company anticipates increased advertising expense as additional advertising is introduced in the Portland market. In addition, the Company anticipates increased expenses related to compliance with Section 404 of Sarbannes-Oxley in terms of staff, software, and professional services. However, expense increases in these areas will be offset by anticipated declines in legal fees related to problem loans and in other real estate expense. For the full year 2003, approximately $520 in other real estate expense was recorded, entirely related to three motel properties, which will not recur in 2004.

Liquidity

Liquidity is the term used to define the Company’s ability to meet its financial commitments. The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds. The Company derives liquidity primarily through core deposit growth, the maturity of investment securities, and loan payments. Core deposits include demand, interest checking, money market, savings and local time deposits. Additional liquidity is provided through sales of loans, access to national CD markets, public deposits and both secured and unsecured borrowings. Core deposits represented 91% of total deposits at June 30, 2004 compared to 89% at June 30, 2003. Historically, due to seasonal construction and economic activity and client payment of various tax obligations, the Company experiences a decline or slower growth of core deposits during the first six months of each year. However, during the first half of 2004, the Company experienced a $20,827 increase in core deposits from December 31, 2003. During the first six months of 2004, the Company grew outstanding loans by $46,761. Loan growth was funded primarily by growth in core deposits and short-term borrowings.

The planned use of overnight borrowings increased significantly during the second quarter as maturing FHLB advances and money desk deposits were refinanced into overnight borrowings, and additional borrowings were necessary to fund the strong loan growth experienced during the quarter. Wholesale funding at June 30, 2004 was 15% of total assets. During second quarter 2004, existing overnight borrowing lines at three correspondent banks were increased. In addition, the Bank received notification of new borrowing lines for both the Bank and the Company. Three correspondent banks increased existing borrowing lines by a combined $16,000. In addition, a new correspondent bank approved a borrowing line for the Bank of $5,000 and a line of $15,000 for the Company. With the new increases in effect and the new line, the Bank and the Company now have unsecured overnight borrowing lines totaling $72,000 with correspondent banks. The Bank also has a secured borrowing line of $115,000 with the Federal Home Loan Bank (“FHLB”) of Seattle. However, the borrowing line at the FHLB is limited by the amount of collateral pledged presently valued at $64,000. At June 30, 2004, based on the value of current pledged collateral at the FHLB and current overnight borrowing lines, the bank and the holding company had approximately $107,000 available to borrow from correspondents and the FHLB. The Bank also had $1,000 available from the State of Oregon CD program, and the Bank’s loan portfolio also contains $25,500 in guaranteed SBA loans, which can be sold on the secondary market.

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

Banking regulations require the Company to maintain minimum levels of capital. The Company manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating). At June 30, 2004, the Company’s total capital to risk-weighted assets was 11.82% compared to 11.44% at June 30, 2003.

The Company’s board of directors reviews its dividend considerations so that cash dividends, when and if declared by the Company, would typically be paid in mid-March, June, September, and December of each year. On February 11, 2004 and May 13, 2004, the Company declared quarterly dividends of $0.08 per share paid on March 15, 2004 and June 15, 2004. The Company expects to maintain the $0.08 per share dividend per quarter during 2004, which would result in an annual dividend of $0.32 per share, which would equate to a 14% increase over the prior year, when adjusted for the 4-for-3 stock split declared in September 2003.

The Company projects that earnings retention and existing capital will be sufficient to fund anticipated asset growth and shareholder dividends, while maintaining a well-capitalized designation from the FDIC.

Item 3. Market Risk and Balance Sheet Management

There has been no material change in the Bank’s exposure to market risk. Readers are referred to the Company’s Form 10-K and the Annual Report to Shareholders for the period ending December 31, 2003, for specific discussion.

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
Changes in Internal Controls
There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Management is not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

PART II. OTHER INFORMATION
Item 4. Submissions of Matters to a Vote of Security Holders

  Pacific Continental Corporation’s Annual Shareholders’ Meeting was held on April 20, 2004

  Not Applicable

  A brief description of each matter voted upon at the Annual Meeting and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee to serve on the Board is presented below:

(1)Election of (3) three Directors (Hal Brown, Larry Campbell, and Michael D. Holzgang) for three-year terms expiring in 2007.

Directors:

Hal Brown –
Votes Cast For:	5,946,994
Votes Withheld	46,781

Larry Campbell –
Votes Cast For:	5,935,564
Votes Withheld:	8,211

Michael D. Holzgang –
Votes Cast For:	5,947,308
Votes Withheld:	46,467

(2)Amend the Company’s Articles of Incorporation to: 1) increase the number of authorized shares of common stock from 10 million to 25 million; 2) eliminate the par value for shares of both common and preferred stock; and 3) to delete various provision pertaining to the Company’s formation that are no longer required to appear in the Articles of Incorporation.
Votes Cast For: 4,470,926
Votes Cast Against: 57,233

(d)   None

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:
   31.1   302 Certification, Hal Brown, President and Chief Executive Officer
   31.2   302 Certification, Michael A. Reynolds, Senior Vice President and
    Chief Financial Officer
32   Certifications Pursuant to 18 U.S.C. Section 1350

(b)Reports on Form 8-K

A Report on Form 8-K was filed by Pacific Continental Corporation on April 14, 2004 that announced earnings for the first quarter and year-to-date at March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION
(Registrant)

Dated	August 12, 2004	/s/ Hal Brown
Hal Brown
President and Chief Executive Officer

Dated	August 12, 2004	/s/ Michael A. Reynolds
Michael A. Reynolds
Senior Vice President and Chief Financial Officer

