Form 10-Q
period 2004-09-30
PACIFIC CONTINENTAL CORP
filed 2004-11-10
CIK 1084717

As Filed with the Securities & Exchange Commission on November 10, 2004

SECURITIES & EXCHANGE COMMISSION

FORM 10-Q

                    [ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act  of 1934
                       for the quarterly period ended September 30, 2004.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the Registrant is an accelerated filer ( as defined in Rule 12b-2 of the Exchange Act) Yes __ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock outstanding as of October 31, 2004: 8,626,047

 PACIFIC CONTINENTAL CORPORATION
FORM 10-Q
QUARTERLY REPORT
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Consolidated Statements of Income:
	Nine months ended September 30, 2004, and September 30, 2003	3

	Consolidated Statements of Comprehensive Income:
	Nine months ended September 30, 2004 and September 30, 2003	4
	Consolidated Balance Sheets:
	September 30, 2004, December 31, 2003 and September 30, 2003	5

	Consolidated Statements of Cash Flows:
	Nine months ended September 30, 2004 and September 30, 2003	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	13

Item 4.	Controls and Procedures	13

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	none

Item 2.	Changes in Securities and Use of Proceeds	none

Item 3.	Defaults Upon Senior Securities	none

Item 4.	Submission of Matters to a Vote of Security Holders	none

Item 5.	Other Information	none

Item 6.	Exhibits and Reports on Form 8-k	14

SIGNATURES		15

PART I
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF INCOME
Amounts in $1,000’s
(Unaudited)

	Quarter ended September,		Year to date September,
	2004	2003	2004	2003

Interest income
Loans	$7,259	$6,370	$20,453	$19,328
Securities	209	68	656	248
Dividends on Federal Home Loan Bank stock	22	31	69	98
Federal funds sold	2	32	12	46
	7,492	6,501	21,190	19,720

Interest expense
Deposits	819	745	2,242	2,262
Federal Home Loan Bank borrowings	197	320	751	935
Federal funds purchased	84	0	139	63
	1,100	1,065	3,132	3,260

Net interest income	6,392	5,436	18,058	16,460

Provision for loan losses	125	0	300	800
Net interest income after provision	6,267	5,436	17,758	15,660

Noninterest income
Service charges on deposit accounts	389	448	1,218	1,263
Other fee income, principally bankcard	347	293	1,024	812
Loan servicing fees	46	71	144	182
Mortgage banking income and gains on loan sales	274	422	749	1,371
Gain (loss) on sale of securities	0	0	(13)	0
Other noninterest income	76	63	239	202
	1,132	1,297	3,361	3,830

Noninterest expense
Salaries and employee benefits	2,533	2,248	7,245	6,646
Premises and equipment	445	440	1,294	1,237
Bankcard processing	107	81	329	251
Business development	180	162	727	612
Other noninterest expense	800	813	2,245	2,577
	4,065	3,744	11,840	11,323

Income before income taxes	3,334	2,989	9,279	8,167
Provision for income taxes	1,276	1,142	3,550	3,131

Net income	$2,058	$1,847	$5,730	$5,036

Earnings per share (1)
Basic	$0.24	$0.22	$0.67	$0.60
Diluted	$0.23	$0.21	$0.65	$0.58

Weighted average shares outstanding (1)
Basic	8,592	8,438	8,550	8,425
Common stock equivalents attributable to stock options	275	199	228	164
Diluted	8,867	8,637	8,778	8,589
(1) All current and prior period earnings per share data and shares outstanding were adjusted to reflect the 4-for-3 stock split paid to shareholders on October 15, 2003 and 5-for-4 stock split paid to shareholders on October 15, 2004.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in $1,000’s
(Unaudited)

	Quarter ended September 30,		Year-to-date September 30,
	2004	2003	2004	2003

Net income	$2,058	$1,847	$ 5,730	$ 5,036

Unrealized gains (losses) on Investment Securities Unrealized gains (losses) arising during the period Reclassification for (gains) losses included in statement of income	299 0	127 0	(75) 13	(86) 0
	299	127	(62)	(86)
Income tax (expense) benefit	(115)	(49)	24	33
Net unrealized gains (losses) on securities available for sale	184	78	(38)	(53)
Comprehensive Income	$2,242	$1,925	$ 5,692	$ 4,983

CONSOLIDATED BALANCE SHEETS
Amounts in $1,000’s
(Unaudited)

	September 30,	December, 31,	September 30,
	2004	2003	2003

Assets
Cash and due from banks	$15,007	$24,149	$17,360
Federal funds sold	2,277	1,387	18,325
Total cash and cash equivalents	17,354	25,536	35,685

Securities available-for-sale	27,853	30,029	19,341
Loans held for sale	1,148	1,958	1,443
Loans, less allowance for loan losses	423,396	348,894	334,901
Interest receivable	1,524	1,586	1,340
Federal home loan bank stock	2,806	2,738	2,710
Property, net of accumulated depreciation	12,740	13,060	13,165
Foreclosed assets	0	411	3,074
Deferred income taxes	273	250	148
Other assets	769	1,337	638
Total assets	$487,863	$425,799	$412,445

Liabilities and stockholders' equity
Deposits
Noninterest-bearing demand	$134,625	$125,576	$111,801
Savings and interest-bearing checking	202,662	176,016	174,917
Time $100,000 and over	37,226	27,961	27,593
Other time	20,660	26,546	27,301
	395,173	356,099	341,612

Federal funds purchased	16,080	-	-
Federal Home Loan Bank term advances	27,500	26,000	29,500
Accrued interest and other liabilities	1,907	1,466	627
Total liabilities	440,660	383,565	371,739

Stockholders' equity
Common stock	27,541	26,619	26,360
Retained earnings	19,730	15,645	14,324
Accumulated other comprehensive income	(68)	(30)	22
Total stockholders' equity	47,203	42,234	40,706

	$487,863	$425,799	$412,445

CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in $1,000’s
(Unaudited)

	For nine months ended September 30,
	2004	2003

Net cash provided by operating activities	$7,810	$10,177

Cash flows from investing activities
Proceeds from sales and maturities of securities	6,482	10,172
Purchase of securities	(4,118)	(18,540)
Proceeds from sale of loans	-	7,940
Loans made net of principal collections	(73,907)	(25,054)
Purchase of property	(380)	(592)

Net cash used in investing activities	(71,923)	(26,075)

Cash flows from financing activities
Net increase in deposits	39,074	31,703
Increase (decrease) in fed funds purchased	16,080	(9,000)
Increase in other borrowings	1,500	6,500
Proceeds from stock options exercised	921	394
Dividends paid	(1,645)	(1,366)

Net cash provided by financing activities	55,930	28,231

Net increase (decrease) in cash and cash equivalents	(8,252)	12,333

Cash and cash equivalents, beginning of period	25,536	23,352

Cash and cash equivalents, end of period	$17,354	$35,685

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A complete set of Notes to Consolidated Financial Statements is a part of the Company’s 2003 Form 10-K filed in March 2004. The notes below are included because of material changes in the financial statements or to provide the reader with additional information not otherwise available. All numbers in the following notes are expressed in dollar thousands, except per share data.

1. Basis of Presentation

The accompanying interim condensed consolidated financial statements include the accounts of Pacific Continental Corporation (the "Company"), a bank holding company, and its wholly-owned subsidiary, Pacific Continental Bank (the "Bank") and the Bank’s wholly owned subsidiaries, PCB Services Corporation (which owns and operates bank-related real estate) and PCB Loan Services Corporation (presently inactive). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

2. Stock Option Plans

The Company applies the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. Accordingly, no stock-based employee compensation expense is reflected in net income as all options were granted at an exercise price equal to the market value of the underlying common stock on the date of the grant. The following tables illustrate the effect on net income and earnings per share year-to-date September 30, 2004 and for the third quarter ended September 30, 2003 if the Company had applied the optional fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                            Year-to-Date
	Sept. 30, 2004	Sept. 30, 2003

Net income - as reported	$5,729	$5,035
Deduct total stock-based employee compensation expense determined under fair value for all awards, net of related tax effects	$(330)	$(270)
Net income - pro forma	$5,399	$4,765

Earnings per share (1)
Basic - as reported	$0.67	$0.60
Basic - pro forma	$0.63	$0.57
Diluted - as reported	$0.65	$0.58
Diluted - pro forma	$0.62	$0.56

For the Quarter Ended
	Sept. 30, 2004	Sept. 30, 2003

Net income - as reported	$2,058	$1,847
Deduct total stock-based employee compensation expense determined under fair value for all awards, net of related tax effects	$(110)	$(90)
Net income - pro forma	$1,948	$1,757

Earnings per share (1)
Basic - as reported	$0.24	$0.22
Basic - pro forma	$0.23	$0.21
Diluted - as reported	$0.23	$0.21
Diluted - pro forma	$0.22	$0.20

(1) All current and prior period earnings per share data were adjusted to reflect the 4-for-3 stock split paid to shareholders on October 15, 2003 and the 5-for-4 stock split paid to shareholders on October 15, 2004.

3. Loans

Major classifications of loans at September 30, 2004, December 31, 2003, and September 30, 2003 are as follows:
	Sept. 30, 2004	Dec. 31, 2003	Sept. 30, 2003

Commercial loans	$99,915	$89,128	$85,558
Real estate loans	318,710	255,150	243,556
Consumer loans	12,069	11,424	12,582
	430,694	355,702	341,696
Deferred loan origination fees	(2,019)	(1,583)	(1,506)
	428,675	354,119	340,190
Allowance for loan losses	(5,279)	(5,225)	(5,289)
	$423,396	$348,894	$334,901

Allowance for loan losses

	2004	2003

Balance, January 1	$5,225	$4,403
Provision charged to income	300	800
Loans charged against allowance	(356)	(955)
Loans recovered against allowance	110	851
Acquisition		190
Balance, September 30	$5,279	$5,289

The recorded investment in restructured and other impaired loans, net of government guarantees, totaled $3,450 and $3,172 at September 30, 2004 and 2003, respectively. Impaired loans at September 30, 2004 included $1,554 of nonaccrual loans and one restructured and performing loan of $1,896. The specific valuation allowance for loan losses related to these impaired loans was approximately $699 and $486 at September 30, 2004 and 2003, respectively and is included in the ending allowances shown above. The average recorded investment in impaired loans was approximately $3,500 and $3,400 for the first nine months of 2004 and 2003, respectively. Interest income recognized on restructured and impaired loans was $94 and $90 during the first nine months 2004 and 2003, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion contains a review of Pacific Continental Corporation, and its wholly owned subsidiary, Pacific Continental Bank operating results and financial condition for the third quarter of 2004. When warranted, comparisons are made to the same period in 2003 and to the previous year ended December 31, 2003. The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company’s Form 10-K for the previous year ended December 31, 2003, which contains additional statistics and explanations. All numbers, except per share data, are expressed in thousands of dollars.

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

Critical Accounting Policies

Critical accounting policies are defined as those that include significant judgments and uncertainties, and could potentially result in materially different results under various assumptions and conditions. The Company believes that its most critical accounting policy upon which financial condition depends, and which involves the most complex or subjective decisions or assessments is the Allowance for Loan Losses. Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information, national statistics relating to the probability of loss, and the prevailing business environment to assess the adequacy of the allowance for loan losses. In addition, the adequacy of the allowance is reviewed no less than quarterly in conjunction with a concurrent analysis of specific problem credits in the portfolio, both in terms of risk trending and the likelihood of default. The allowance for loan losses may be affected by changing economic conditions and various external factors in ways currently unforeseen. The allowance for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

HIGHLIGHTS
                   For the quarter ended Sept. 30,                       Year-to-date Sept. 30,
	2004	2003	% Change	2004	2003	% Change

Net income	$2,058	$1,847	11%	$5,729	$5,036	14%

Earnings per share
Basic	$0.24	$0.22	9%	$0.67	$0.60	12%
Diluted	$0.23	$0.21	10%	$0.65	$0.58	12%

Return on assets	1.72%	1.80%		1.70%	1.70%
Return on equity	17.51%	18.15%		16.96%	17.23%
Net interest margin	5.74%	5.77%		5.75%	6.05%

Loans, at period end				$429,863	$341,724	26%
Deposits, at period end				$395,173	$341,611	16%

Per share data for 2004 and 2003 was retroactively adjusted to reflect the 4-for-3 and 5-for-4 stock splits declared during the third quarter 2003 and third quarter 2004, respectively.

Results of Operations

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

Net interest income, prior to the provision for loan loss, for the third quarter of 2004 increased $956, or 18%, over same period in 2003. This increase was the result of growth of earning assets. Average earning assets in the current quarter increased 18% from $373,943 in the third quarter 2003 to $442,769 in the third quarter 2004.

The net interest margin as a percentage of earning assets was 5.74% in the third quarter 2004 compared to 5.77% in the second quarter 2003. The net interest margin has remained very stable throughout 2004 as exhibited by the 5.74%, 5.75%, and 5.78% margins reported in each of the last three quarters. The net interest margin in the third quarter 2004 also compared favorably to the 5.83% margin averaged for the last six months of 2003.

Earning asset yields in the third quarter 2004 were 6.73% compared to 6.90% in the third quarter 2003, a decline of 19 basis points. However, earning asset yields in the third quarter improved 2 basis points over the 6.71% yield reported in the second quarter 2004, reflecting recent increases in market interest rates. The cost of funds fell by 16 basis points from 1.15% to 0.99%.

During second and third quarters 2004, the Bank experienced pressure on its cost of funds as money market accounts tied directly to the 91-day Treasury bill rate increased approximately 85 basis points during this period. The increase in the cost of these deposits was offset by opportunities to refinance wholesale funding at lower rates. During the third quarter 2004, $10,300 of Federal Home Loan Bank advances and national time deposits with a weighted average rate of 4.37% matured. These maturities of wholesale funding were refinanced through core deposit growth, short-term borrowings, and long-term Federal Home Loan Bank advances. As a result of this opportunity, the Bank’s cost of funds rose by only 4 basis points over the second quarter 2004. During the third quarter, the Bank also repositioned some of its short-term borrowings by taking out $12.5 million in long-term Federal Home Loan Bank advances. These advances range in maturity from three to five years with a weighted average maturity of 4.2 years at a weighted average rate of 3.59%.

The year-to-date net interest margin as a percentage of earning assets through September 30, 2004 showed results similar to the quarter-to-quarter comparison. For the first nine months of 2004, net interest income, prior to the provision for loan loss, totaled $18,058, an increase of 10% over $16,461 for the same period in 2003. Year-to-date average earning assets increased 15% as compared to the same period in 2003, while net interest income as a percent of earning assets declined from 6.05% in 2003 to 5.75% in 2004. The decrease resulted from yields on earning assets falling faster than the Company’s cost of funds as the Bank’s cost of funds stabilized in the low interest rate environment. A detailed rate and volume analysis shows that the interest income component increased by $1,470, a $2,738 improvement due to higher volumes, which was offset by $1,268 decline due to lower rates. The year-to-date September 30, 2004 interest expense component was $128 lower than the same period last year. Interest expense decreased $146 due to decreasing volumes and changes in the mix of funding, and this decline was offset by $18 due to changes in rates.

During the last three months, the Federal Reserve took action to increase market interest rates for the first time in four years, which resulted in an increase in the prime-lending rate of 75 basis points from 4.00% to 4.75%. The Bank has approximately $220,000 in variable rate loans tied to the prime-lending rate. However, the Bank has consistently used rate floors when negotiating rate terms. The increase in market rates deactivated floors on a large portion of the Bank’s variable rate loan portfolio. At June 30, 2004, approximately $90,000 in variable rate loans were priced at floors ranging from 25 basis points to 100 basis points above the calculated rate. With the increase in market interest rates during the past three months, there is now only $13,000 in variable rate loans with active floors, as floors on approximately $77,000 have deactivated.

As reported in previous 10-Q’s and the 2003 10-K, the Bank is asset sensitive and considering the maturity and repricing characteristics of the Bank’s deposits and funding sources, the Bank is well positioned in the event market interest rates continue to increase.

Provision for Loan Losses

Below is a summary of the Company’s allowance for loan losses for the first nine months of 2004.

2004

Balance, January 1, 2004	$5,225
Provision charged to income	300
Net loans charged off	(246)

Balance, September 30, 2004	$5,279

During the third quarter 2004, the Company booked $125 for the provision for loan losses. During the third quarter 2003, the Company booked no provision for loan losses. The lack of a provision in third quarter 2003 reflected an overall improvement in the credit quality of the loan portfolio and the planned exits of approximately $7,600 in weaker credits. Year-to-date September 30, 2004 loan loss provision was $300 compared to $800 for the same period in 2003. The larger provision for loan losses for the first nine months of 2003 was based upon uncertainties related to impaired loans, internally classified loans, and anticipated foreclosures. Accordingly, the Company anticipates the provision for loan losses for the year 2004 will be reduced from provisions made during 2003.

The allowance for loan losses at September 30, 2004 as a percentage of outstanding loans was 1.23%, compared to 1.46% and 1.55% at December 31, 2003 and September 30, 2003, respectively. The allowance at September 30, 2004 includes $699 in specific allowance for impaired loans. At September 30, 2004, the Company had $3,450 of impaired loans, net of government guarantees, compared to $3,168 at December 31, 2003. Impaired loans at September 30, 2004 consist of $1,554 of nonaccrual loans, net of government guarantees, and a $1,896 restructured but performing loan. The $1,896 restructured and performing loan is secured by a hotel in the Portland area. Based on the borrower’s present cash flows, the Company currently anticipates that prior to the end of the first quarter 2005, this loan will be fully amortizing at current market interest rates and will no longer be classified as restructured or impaired.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned for the periods covered in this report:

	Sept. 30, 2004	December 31, 2003	Sept. 30, 2003

Nonaccrual loans	$1,870	$1,506	$1,400
90 days past due and accruing interest	$20	$545	$194
Repossessed assets	$0	$411	$3,074
Total nonperforming assets	$1,890	$2,462	$4,668
Nonperforming loans guaranteed by government	$(316)	$(233)	$(124)
Total nonperforming assets, net of guarantee	$1,574	$2,229	$4,544

Noninterest Income

Year-to-date September 30, 2004 noninterest income of $3,361 was down $469 or 12% from 2003 noninterest income for the same time period. Noninterest income was negatively impacted by two factors: a significant slow down in the origination of residential mortgages due to higher residential mortgage rates; and a decline on gains on sales of commercial real estate loans. Noninterest income from the origination of residential mortgages declined $486 or 39% from year-to-date September 30, 2003. However, there was an increase in noninterest income generated from mortgage origination in the past quarters with revenues of $274 in the current quarter, $266 in the second quarter, and $209 in the first quarter 2004. Programs implemented in the latter part of 2003 to provide residential construction and permanent financing are supplementing and stabilizing the normal mortgage revenues. In addition to the decline in mortgage revenues, the Company took no gains from the sale of commercial real estate loans during 2004. In the first quarter 2003, sales of commercial real estate loans contributed $130 in one-time noninterest income. The reduction in income in these two areas was partially offset by $205 or 32% increase in merchant bankcard revenues.

The Company anticipates that for the year 2004, due to continued expectation of reduced income from residential mortgage originations noninterest income will be flat with or slightly lower than noninterest income reported for the year 2003. Noninterest income in the fourth quarter 2004 is expected to equal or exceed the fourth quarter 2003 reported income as mortgage revenues are expected to continue in the $250 to $300 range, which would equal or exceed the $250 in mortgage revenues reported in the fourth quarter 2003. In addition, increases in certain fees related to deposit accounts and growth in merchant bankcard income are expected to enhance fourth quarter noninterest income.

Noninterest Expense

Year-to-date September 30, 2004 noninterest expense was $11,840, an increase of $517 or 5% over the same period in 2003. Comparing 2004 to 2003, the largest increase was in personnel expense, which grew by $599 or 9% over last year, reflecting personnel costs for staff added during 2003, primarily related to expansion in the Portland area market and increased group insurance expense. Increased group insurance costs, primarily medical insurance, has accounted for $106 of the total increase in personnel expense. At September 30, 2004, group insurance expense was 32% above the previous year for the same period. As reported in the Company’s first quarter 2004 10-Q, advertising expense was expected to increase in 2004 as the Bank’s new branding campaign was fully implemented. For the first nine months of 2004, advertising expense was up $123 or 25% over last year. Growth in these noninterest expense categories was offset by a decrease in one-time expenses related to the January 2003 opening of the KOIN Center office in Portland, Oregon and a decline in other real estate expense. Other real estate expense declined by approximately $400 as 2003 included expenses related to write downs and operating losses associated with motel and hotel properties which were sold in subsequent quarters during 2003.

The Company expects the growth rate of noninterest expenses to be well below anticipated asset growth. While expense growth is expected to slow for the full 2004, the Company anticipates an increase in the rate of expense growth during the fourth quarter as expenses related to recent staff additions in both the Portland and Eugene market will cause higher personnel expense. In addition, the Company anticipates increased expenses related to compliance with Section 404 of Sarbannes-Oxley in terms of staff, software, audit fees and professional consulting services. However, expense increases in these areas will be partially offset by anticipated declines in legal fees related to problem loans and in other real estate expense. For the full year 2003, approximately $520 in other real estate expense was recorded, entirely related to three motel properties, which will not recur in 2004.

Liquidity

Liquidity is the term used to define the Company’s ability to meet its financial commitments. The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds. The Company derives liquidity primarily through core deposit growth, the maturity of investment securities, and loan payments. Core deposits include demand, interest checking, money market, savings and local time deposits. Additional liquidity is provided through sales of loans, access to national CD markets, public deposits and both secured and unsecured borrowings. Core deposits represented 92% of total deposits at September 30, 2004 compared to 91% at September 30, 2003. Historically, due to seasonal construction and economic activity and client payment of various tax obligations, the Company experiences a decline or slower growth of core deposits during the first six months of each year. However, during the first half of 2004, the Company experienced a $20,827 increase in core deposits from December 31, 2003. During the third quarter 2004, core deposits increased an additional $12,280 and are growing at an annualized rate of 14%. During the first nine months of 2004, the Company grew outstanding loans by $73,786. Loan growth was funded primarily by growth in core deposits, public deposits, and short-term borrowings.

During the fourth quarter the rate of loan growth is expected to slow as customer borrowings on previously approved construction lines are anticipated to peak, and the Bank expects to begin receiving significant pay downs on these lines as the homes are completed and sold. Nevertheless, the Bank expects to report positive growth in net loans during the fourth quarter. Loan growth in the fourth quarter is expected to be funded primarily through growth in core deposits. Historically, core deposit growth during the fourth quarter is strong and management anticipates the traditional fourth quarter trend to repeat during 2004.

Wholesale funding, which consists of national time deposits, public deposits, overnight funding, and Federal Home Loan advances at September 30, 2004 was 15% of total assets and has remained stable throughout the first nine months of 2004. The Bank and the Company now have unsecured overnight borrowing lines totaling $72,000 with correspondent banks. The Bank also has a secured borrowing line of $115,000 with the Federal Home Loan Bank ("FHLB") of Seattle. However, the borrowing line at the FHLB is limited by the amount of collateral pledged presently valued at $80,000. At September 30, 2004, based on the value of current pledged collateral at the FHLB and current overnight borrowing lines, the bank and the holding company had approximately $152,000 available to borrow from correspondents and the FHLB and presently is borrowing $43,580. The Bank’s loan portfolio also contains $24,938 in guaranteed SBA loans, which can be sold on the secondary market.

Capital Resources

Capital is the shareholder’s investment in the Company. Capital grows through the retention of earnings and the issuance of new stock through the exercise of incentive options and decreases through the payment of dividends and share repurchase programs. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Banking regulations require the Company to maintain minimum levels of capital. The Company manages its capital to maintain a "well capitalized" designation (the FDIC’s highest rating). At September 30, 2004, the Company’s total capital to risk weighted assets was 11.53%, compared to 12.20% at September 30, 2003.

On September 10, 2004, the Company announced a 5-for-4 stock split payable to shareholders of record on September 30, 2004 and to be paid on October 15, 2004. The stock split resulted in the issuance of approximately 1,724,000 additional shares. At September 30, 2004, the Company had 8,622,801 shares outstanding.

The Company’s board of directors reviews its dividend considerations so that cash dividends, when and if declared by the Company, would typically be paid in mid-March, June, September, and December of each year. On August 11, 2004, the Company declared its third quarter dividend of $0.064 (restated to reflect 5-for-4 stock split) per share paid on September 15, 2004 to shareholders of record on August 31, 2004. Through September 30, 2004, the Company has paid dividends totaling $0.19 per share. The Company expects to maintain the $0.06 per share dividend per quarter during 2004, which would result in an annual dividend of $0.25 per share, which would equate to a 15.7% increase over the prior year.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a)    Exhibits:
31.1    302 Certification, Hal Brown, President and Chief Executive Officer
31.2    302 Certification, Michael A. Reynolds, Executive Vice President and Chief Financial Officer
32      Certifications Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

A Report on Form 8-K was filed by Pacific Continental Corporation on July 14, 2004 that furnished the earnings release as an exhibit for the second quarter and year-to-date at June 30, 2004.

A Report on Form 8-K was filed by Pacific Continental Corporation on September 10, 2004 that announced a 5-for-4 stock split to be paid on October 15, 2004 to shareholders of record as of August 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION
(Registrant)

Dated	November 10, 2004	/s/ Hal Brown
Hal Brown
President and Chief Executive Officer

Dated	November 10, 2004	/s/ Michael A. Reynolds
Michael A. Reynolds
Senior Vice President and Chief Financial Officer

