Form 10-K
period 2004-12-31
PACIFIC CONTINENTAL CORP
filed 2005-03-04
CIK 1084717

SECURITIES & EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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
No Par Value Common Stock

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ( X )

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2).
Yes X  No __

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2004 (the last business day of the most recent second quarter) was $96,865,902 based on the closing price as quoted on the NASDAQ National Market on that date.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 16, 2005, was 8,695,523 shares of no par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from the registrant’s definitive proxy statement for the 2005 annual meeting of shareholders.

PACIFIC CONTINENTAL CORPORATION
FORM 10-K
ANNUAL REPORT

PART I

ITEM 1. Business
General

Pacific Continental Corporation (the “Company” or the “Registrant”) is an Oregon corporation and registered bank holding company located in Eugene, Oregon. The Company was organized on June 7, 1999, pursuant to a holding company reorganization of Pacific Continental Bank, its wholly owned subsidiary.

The Company’s principal business activities are conducted through its full-service commercial bank subsidiary, Pacific Continental Bank (the “Bank”), an Oregon state-chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2004, the Bank had facilities in seven Oregon cities and operated ten full-service offices and two consumer finance lending offices.

Results

For the year ended December 31, 2004, the operations of the Company on a combined basis earned net income of $7.9 million or $0.90 per diluted share. At December 31, 2004, the consolidated equity of the Company was $49.4 million with 8.7 million shares outstanding and a book value of $5.71 per share. Total assets were $516.7 million. Loans, including loans held for sale, net of allowance for loan losses, were $453.8 million at December 31, 2004 and represented 88% of total assets. Deposits totaled $403.8 million at year-end 2004. For more information regarding the Company’s results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Financial Statements and Supplementary Data” in sections 7 and 8 of this Form 10-K.

THE BANK

General

The Bank commenced operations on August 15, 1972. At December 31, 2004, the Bank operated ten banking offices and two consumer finance lending offices in Oregon. The Bank specializes in meeting the deposit and lending needs of community-based businesses, professional service groups and not-for-profit organizations. More information on the Bank and its banking services can be found on its website www.therightbank.com. The Bank operates under the banking laws of the State of Oregon and the rules and regulations of the FDIC.

Primary Market Area

The Bank’s markets consist of Lane, Multnomah, Washington, and Clackamas Counties in the State of Oregon and Clark County in Southwest Washington State. The Bank has ten full-service offices and two consumer finance offices. The Bank has seven full-service offices and one consumer finance lending office in Lane County, two full-service offices in Washington County, one full-service office in Multnomah County and one consumer finance office in Coos County. Within Lane County, the Bank has its administrative office and four branch offices and one consumer finance lending office in Eugene, one branch office in Springfield, and one branch office in Junction City. Within Washington County, the Bank has a branch office in Beaverton and one branch office in Tualatin. Within Multnomah County, the Bank has one branch office in Portland. Within Coos County, the Bank has one consumer finance lending office.

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

Commercial loans, secured and unsecured, are made primarily to professionals, community-based businesses, and not-for-profit organizations operating in primary service areas. These loans are available for general operating purposes, acquisition of fixed assets, purchases of equipment and machinery, financing of inventory and accounts receivable, and other business purposes. The Bank also originates Small Business Administration (“SBA”) loans and has a preferred lender status with the SBA.

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

The Bank makes secured and unsecured loans to individuals for various purposes including purchases of automobiles, mobile homes, boats, and other recreational vehicles, home improvements, education, and personal investment.

The Bank offers credit card services to its business customers. The Bank uses an outside vendor for credit card processing. In addition, the Bank provides merchant bankcard processing services to the Bank’s business customers through an outside processor.

The Board of Directors has approved specific lending policies and procedures for the Bank and management is responsible for implementation of the policies. The lending policies and procedures include guidelines for loan term, loan-to-value ratios, collateral appraisals, and interest rates. The loan policies also vest varying levels of loan authority in management, the Bank’s Loan Committee, and the Board of Directors. Bank management monitors lending activities through management meetings, weekly loan committee meetings, monthly reporting, and periodic review of loans by third-party contractors.

The Bank has a Consumer Finance Division and operates under the business name Pacific Continental Finance. At December 31, 2004, this division had approximately $9.1 million in outstanding loans. This division of the Bank makes primarily secured loans to individuals for various purposes including automobiles, mobile homes, boats, and home improvements or home equity loans. A small percentage of loans made by this division are unsecured. The majority of loans made by the Consumer Finance Division are classified as sub-prime lending and have yields appropriate to the credit risk assumed.

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

Other Services

The Bank provides other traditional commercial and consumer banking services, including safe deposit services, debit and ATM cards, ACH transactions, savings bonds, cashier’s checks, travelers checks, notary services and others. The Bank is a member of the Star and Plus ATM networks and utilizes an outside processor for the processing of these automated transactions.

Employees

At December 31, 2004, the Bank employed 190 full-time equivalent employees. None of these employees are represented by labor unions. A number of benefit programs are available to eligible employees, including group medical plans, paid sick leave, paid vacation, group life insurance, 401(k) plans, and stock option plans.

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
Holding Company Control of Nonbanks. With some exceptions, the Bank Holding Company Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.
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

Interstate Banking And Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act") permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.
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

Dividends

The principal source of the Company’s cash reserves is dividends received from the Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if doing so would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. State laws also limit a bank's ability to pay dividends.

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

Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.” Institutions that are "undercapitalized" or lower are subject to certain mandatory supervisory corrective actions.

Corporate Governance and Accounting Legislation

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Act”) addresses, among other things, accounting fraud and corporate governance matters. The Act establishes a new accounting oversight board to enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. In addition, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to adopt and disclose information about corporate governance practices, including whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one "audit committee financial expert.”

The Act also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, the Act: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company's financial statements was due to corporate misconduct; (ii) prohibits an officer or director misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

As a publicly reporting company, we are subject to the requirements of the Act and related rules and regulations issued by the SEC and NASDAQ. In 2004, we were required for the first time to comply with the requirements of Section 404 of the Act regarding the Company’s system of internal controls over financial reporting, and such compliance resulted in a significant expense for the Company. We anticipate that we will continue to incur additional expense involving ongoing compliance with Section 404 of the Act and the related rules and regulations issued by the SEC and NASDAQ.

Anti-terrorism Legislation

USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) is intended to combat terrorism. Among other things, the USA Patriot Act (1) prohibits banks from providing correspondent accounts directly to foreign shell banks; (2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals (3) requires financial institutions to establish an anti-money-laundering compliance program, and (4) eliminates civil liability for persons who file suspicious activity reports. The Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Act. While we believe the USA Patriot Act may, to some degree, affect our record keeping and reporting expenses, we do not believe that the Act will have a material adverse effect on our business and operations.

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

Statistical Information

Selected Quarterly Information

The following chart contains data for the last eight quarters ending December 31, 2004. All data, except per share data, is in thousands of dollars.

YEAR	2004				2003
QUARTER	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$8,235	$7,492	$6,894	$6,714	$6,809	$6,501	$6,742	$6,477
Interest expense	1,341	1,100	1,012	1,020	1,049	1,065	1,102	1,093
Net interest income	6,894	6,392	5,972	5,694	5,760	5,436	5,640	5,384
Provision for loan loss	200	125	75	100	100	0	200	600
Noninterest income	1,102	1,132	1,152	1,077	1,116	1,297	1,167	1,366
Noninterest expense	4,201	4,065	3,898	3,877	3,879	3,744	3,779	3,800
Net income	2,219	2,058	1,948	1,724	1,795	1,847	1,743	1,446

PER COMMON
SHARE DATA
Net income (basic) (1)	$0.26	$0.24	$0.22	$0.20	$0.21	$0.22	$0.20	$0.18
Cash dividends (1)	$0.06	$0.064	$0.064	$0.064	$.06	$.054	$.054	$.054

(1) All current year and prior year per share data has been retroactively adjusted for 4-for-3 and 5-for-4 stock splits in September 2003 and September 2004, respectively.

Investment Portfolio

The following chart contains information regarding the Company’s investment portfolio. All of the Company’s investment securities are accounted for as available-for-sale and are reported at estimated market value. The difference between estimated fair value and amortized cost, net of deferred taxes, is a separate component of stockholders’ equity.

INVESTMENT PORTFOLIO
ESTIMATED MARKET VALUE
(dollars in thousands)

	December 31,
	2004	2003	2002
US Treasury, US Government agencies and corporations,
and agency mortgage-backed securities	$6,390	$6,477	$1,047
Obligations of states and political subdivisions	3,059	2,993	118
Other mortgage-backed securities & corporate notes	18,109	20,559	9,680
Total	$27,558	$30,029	$10,845

The following chart presents the amount of each investment category by maturity date and includes a weighted average yield for each period. Mortgage-backed securities have been classified based on their December 31, 2004 projected average life.

SECURITIES AVAILABLE-FOR-SALE
DECEMBER 31, 2004
(dollars in thousands)

			After One		After Five
			Year But		Years But
	Within		Within		Within		After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury, US Government agencies
and agency mortgage-
backed securities	$1,761	3.39%	$19,058	3.85%	$3,679	4.23%	-	-
Obligations of states and
political subdivisions	-	-	$1,471	3.87%	$1,192	3.36%	$397	3.05%
Total	$1,761	3.39%	$20,529	3.85%	$4,871	4.02%	$397	3.05%

Loan Portfolio

The following tables contain information related to the Company’s loan portfolio, including loans held for sale, for the five-year period ending December 31, 2004.

LOAN PORTFOLIO
(dollars in thousands)

	December 31,
	2004	2003	2002	2001	2000

Loan Portfolio
Commercial Loans	$107,538	$89,127	$94,345	$63,058	$54,798
Real Estate Loans	341,111	255,150	222,727	169,776	159,481
Loans held for sale	2,072	1,958	5,546	1,924	814
Consumer Loans	10,380	11,424	9,579	9,454	10,582
	461,101	357,659	332,197	244,212	225,675
Deferred loan origination fees	(2,061)	(1,582)	(1,394)	(1,111)	(1,081)
	459,040	356,077	330,803	243,101	224,594
Allowance for loan loss	(5,224)	(5,225)	(4,403)	(3,418)	(2,149)
	$453,816	$350,852	$326,400	$239,683	$222,445

The following table presents loan portfolio information by loan category related to maturity and repricing sensitivity. Variable rate loans are included in the time frame in which the interest rate on the loan could be first adjusted. Nonperforming loans totaling $1,217 are included. Loans held for sale of $2,072 are included in the Real Estate category.

MATURITY AND REPRICING DATA FOR LOANS
December 31, 2004
(dollars in thousands)

	Commercial	Real Estate	Consumer	Total
Three months or less	$77,542	$138,945	$4,542	$221,029
Over three months through 12 months	1,145	5,153	1,882	8,180
Over 1 year through 3 years	9,225	59,642	1,382	70,249
Over 3 years through 5 years	12,388	48,759	1,133	62,280
Over 5 years through 15 years	7,238	90,684	1,441	99,363
Total loans	$107,538	$343,183	$10,380	$461,101

Loan Concentrations

At December 31, 2004, residential construction loans totaled $67,938 and represented 14.73% of outstanding loans. In addition, at December 31, 2004, unfunded loan commitments for residential construction totaled approximately $19,008. At year end there were no nonaccrual loans and no impaired loans in this industry. No other single industry group represents more than 10% of outstanding loans. Approximately 74% of the Bank’s loans are secured by real estate. The granular nature of the portfolio, both from industry mix and loan size, continues to disburse risk concentration.

Loans in the hotel/motel industry have contracted to less than 6% of the total loan portfolio at December 31, 2004, a reduction from 6% at the previous fiscal year end. There were no foreclosed or non-accrual hotel/motel properties remaining as of year end. At December 31, 2004, one restructured loan in this industry totaled $1,896 and is performing according to the restructured terms of the loan. Subsequent to the end of the year, this restructured loan returned to full amortization at market interest rates and is no longer classified as restructured. All other hotel/motel loans are performing according to their contractual terms. In view of the uncertainties in the hotel/motel industry, the Company continues to carefully monitor loans made by the Bank in this industry.

	December 31,
	2004	2003	2002	2001	2000

Nonperforming Assets
Nonaccrual loans	$1,004	$1,506	$6,176	$6,049	$490
90 or more days past due and still accruing	213	545	359	953	155
Total nonperforming loans	1,217	2,051	6,535	7,002	645
Government guarantees	(101)	(233)	(1,563)	(1,020)	0
Net nonperforming loans	1,116	1,818	4,972	5,982	645
Foreclosed assets	262	411	864	0	385
Total nonperforming assets	$1,378	$2,229	$5,836	$5,982	$1,030

Nonperforming assets as a percentage of
of total assets	0.27%	0.52%	1.54%	1.93%	0.35%

If interest on nonaccrual loans had been accrued, such income would have been approximately $98, $159, and $446, respectively, for years 2004, 2003 and 2002.

Allowance for Loan Loss

The following chart presents information about the Company’s allowances for loan loss. The Company does not allocate the allowance among specific loan types or categories. Management evaluates the allowance monthly and considers the amount to be adequate to absorb possible loan losses.

ALLOWANCE FOR LOAN LOSS
(dollars in thousands)

	December 31,
	2004	2003	2002	2001	2000
Allowance for loan losses
Balance at beginning of year	$5,225	$4,403	$3,418	$2,149	$2,448
Charges to the allowance
Real estate loans	(79)	(843)	(4,138)	(54)	(336)
Consumer loans	(269)	(104)	(123)	(99)	(208)
Commercial	(168)	(238)	(542)	(121)	(1,185)
Total charges to the allowance	(516)	(1,185)	(4,803)	(274)	(1,729)
Recoveries against the allowance
Real estate loans	73	799	49	8	48
Consumer loans	54	15	10	29	7
Commercial	70	103	69	51	35
Total recoveries against the allowance	197	917	128	88	90

Acquisition	0	190	0	0	0
Provisions	500	900	5,660	1,455	1,340
Unfunded commitments *	(182)	0	0	0	0
Balance at end of the year	$5,224	$5,225	$4,403	$3,418	$2,149

Net charge offs as a percentage of total average loans	0.08%	0.08%	1.62%	0.08%	0.72%
* Allowance for unfunded commitments is presented as part of the other liabilities in the balance sheet.

During 2004, the Bank recorded a provision for loan losses of $500 of which $182 was reserved for unfunded loan commitments and recorded in other liabilities. The continued reductions in the loan loss provision over the last two years reflected improving quality of the loan portfolio and related reduction in nonperforming loans. At December 31, 2004, the recorded investment in certain loans totaling $2,799 (net of government guarantees), were considered impaired. Impaired loans at December 31, 2004 consist of $903 in nonaccrual loans and one restructured motel/hotel loan totaling $1,896. A specific related valuation of $510 is provided for these loans and is included in the $5,224 ending allowance at December 31, 2004.

Deposits

Deposits represent a significant portion of the Company’s liabilities. Average balance and average rates paid by category of deposit is included in Table I, Average Balance Analysis of Net Interest Earnings, within the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included later in this report. The chart below details the Company’s time deposits at December 31, 2004. The Company does not have any foreign deposits. Variable rate deposits are listed by first repricing opportunity.

TIME DEPOSITS
(dollars in thousands)

	Time Deposits	Time Deposits
	of $100,000	of less than	Total
	Or more	$100,000	Time Deposits
Three months or less	$10,615	$6,665	$17,280
Over three months through twelve months	11,148	7,224	18,372
Over one year through three years	3,312	5,212	8,524
Over three years	6,039	1,645	7,684
	$31,114	$20,746	$51,860

Short-term Borrowings

The Company uses short-term borrowings to fund fluctuations in deposits and loan demand. The Company’s only subsidiary, Pacific Continental Bank, has access to both secured and unsecured overnight borrowing lines. At December 31, 2004, the Bank had available unsecured and secured borrowing lines totaling $188,000. At December 31, 2004, available unsecured borrowing lines with various correspondent banks and a secured line with the Federal Reserve Bank of San Francisco totaling $59,500 ($49,210 available at December 31, 2004). The Federal Home Loan Bank of Seattle (FHLB) also provides a secured borrowing line using a blanket pledge of commercial real estate loans. The Bank’s FHLB borrowing limit at December 31, 2004 was 25% of assets or $129,100 and subject to sufficient collateral and stock investment.

SHORT-TERM BORROWINGS
(dollars in thousands)

	2004	2003	2002
Federal Funds Purchased & FHLB Cash Management Advances
Average interest rate
At year end	2.75%	1.10%	1.60%
For the year	2.46%	1.59%	2.00%
Average amount outstanding for the year	$12,596	$4,066	$3,735
Maximum amount outstanding at any month end	$31,790	$21,710	$15,000
Amount outstanding at year end	$31,790	$0	$9,000

ITEM 2 Properties

The principal properties of the registrant are comprised of the banking facilities owned by the Bank. The Bank operates ten full service facilities and two consumer finance offices. The Bank and Bank subsidiaries own a total of six buildings and owns the land under four of the buildings. Significant properties owned by the Bank are as follows:

1)	Three-story building and land with approximately 30,000 square feet located on Olive Street in Eugene, Oregon. The Bank occupies the entire building.

2)	Building with approximately 4,000 square feet located on West 11th Avenue in Eugene, Oregon. The building is on leased land.

3)	Building and land with approximately 8,000 square feet located on High Street in Eugene, Oregon.

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

Subsequent to the end of the year, the bank entered into an agreement to purchase a building and land for a new office in the Portland Metropolitan area. The purchase is expected to close prior to the end of the first quarter 2005.

ITEM 3 Legal Proceedings

As of the date of this report, neither the Company nor the Bank or any of its subsidiaries is party to any material pending legal proceedings, including proceedings of governmental authorities, other than ordinary routine litigation incidental to the business of the Bank.

ITEM 4 Submissions of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5 Market for Company’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities

Issuer Purchases of Securities

The Company did not repurchase any shares of its common stock during the fourth quarter of 2004. The Company had no sales of securities during the past three years, other than those pursuant to its stock option plans.

Dividends

The Company pays cash dividends on a quarterly basis, typically in March, June, September and December of each year. The Board of Directors considers the dividend amount quarterly and takes a broad perspective in its dividend deliberations including a review of recent operating performance, capital levels, and growth projections. The board also considers dividend payout ratios, dividend yield, and other financial metrics in setting the quarterly dividend. Adjusting for the September 2004 stock split, the Company declared and paid cash dividends of $0.252 per share for the year 2004. That compares to cash dividends of $0.216 paid during 2003, also adjusted for the stock split.

Equity Compensation Plan Information

	Year Ended December 31, 2004
	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by security holders	1,006,542	$ 10.37	776,401

Equity compensation plans not approved by security holders	0	$0	0

(1)
Consists of shares that are outstanding and shares available for future issuance under the respective plans. The material terms of the plans are described above. All figures have been adjusted to reflect the September 2004,

5-for-4 stock split.

Market Information

The Company’s common stock trades on the NASDAQ National Market under the symbol PCBK. At February 16, 2005, the Company had 8,695,523 shares of common stock outstanding held by approximately 1,350 shareholders.

The high, low and closing sales prices (based on daily closing price) for the last eight quarters are shown in the table below. All prices have been adjusted retroactively to reflect the 5-for-4 and 4-for-3 stock split declared in September 2004 and September 2003, respectively.

YEAR		2004				2003
QUARTER	Fourth	Third	Second	First	Fourth	Third	Second	First
Market value:
High	$16.74	$15.19	$12.80	$12.48	$12.71	$12.00	$9.33	$9.60
Low	14.40	12.26	10.88	11.42	10.70	9.12	8.73	8.46
Close	15.75	14.94	12.38	12.38	12.71	10.78	9.15	8.84

ITEM 6 Selected Financial Data

Selected financial data for the past five years is shown in the table below.
$ in thousands, except for per share data

	2004	2003	2002	2001	2000
For the year
Net interest income	$24,952	$22,220	$19,689	$18,520	$17,262
Provision for loan losses	$500	$900	$5,660	$1,455	$1,340
Noninterest income	$4,463	$4,946	$4,200	$3,611	$2,824
Noninterest expense	$16,041	$15,202	$12,594	$11,371	$10,885
Income taxes	$4,925	$4,233	$2,181	$3,582	$3,053
Net income	$7,948	$6,831	$3,454	$5,722	$4,808
Cash dividends	$2,164	$1,841	$1,610	$1,401	$1,225

Per common share data (1)
Net income:
Basic	$0.93	$0.81	$0.41	$0.69	$0.58
Diluted	$0.90	$0.79	$0.41	$0.67	$0.58
Cash dividends	$0.25	$0.22	$0.19	$0.17	$0.15
Market value, end of year	$15.75	$12.71	$8.70	$7.62	$4.84

At year end
Assets	$516,630	$425,799	$379,846	$309,548	$294,124
Loans, less allowance for loan loss	$453,817	$350,852	$326,400	$239,683	$222,445
Deposits	$403,791	$356,099	$309,909	$248,328	$250,104
Shareholders' equity	$49,392	$42,234	$36,698	$35,604	$30,370

Average for the year
Assets	$463,509	$402,195	$337,258	$299,721	$288,589
Earning assets	$431,374	$369,574	$305,763	$270,702	$260,419
Loans, less allowance for loan loss	$398,739	$342,192	$284,614	$234,441	$224,119
Deposits	$379,619	$329,157	$271,765	$238,856	$239,197
Interest paying liabilities	$290,571	$256,442	$211,745	$195,529	$195,214
Shareholders' equity	$46,043	$39,758	$36,117	$33,882	$28,626

Financial ratios
Return on average:
Assets	1.71%	1.70%	1.02%	1.91%	1.67%
Shareholders' equity	17.26%	17.18%	9.56%	16.89%	16.79%
Average shareholders' equity/average assets	9.93%	9.89%	10.71%	11.30%	9.92%
Dividend payout ratio	27.23%	26.95%	46.61%	24.48%	25.47%
Risk-based capital:
Tier I capital	10.19%	10.95%	10.23%	12.71%	12.30%
Tier II capital	11.29%	12.20%	11.47%	13.98%	13.17%

(1) Per common share data is retroactively adjusted to reflect the 5-for-4 stock split , 4-for-3 stock split, and 10% stock dividend of 2004, 2003, and 2001, respectively.

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Consolidated Financial Statements alone. The discussion should be read in conjunction with the audited financial statements and the notes included later in this report. All numbers, except per share data, are expressed in thousands of dollars.

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

HIGHLIGHTS

	2004	2003	% Change 2004 vs. 2003	2002	% Change 2003 vs. 2002
Operating revenue	$29,415	$27,166	8%	$25,439	7%
Net income	$7,948	$6,831	16%	$3,454	98%

Earnings per share
Basic	$0.93	$0.81	15%	$0.41	98%
Diluted	$0.90	$0.79	14%	$0.41	93%
Assets, period-end	$516,630	$425,799	21%	$379,846	12%
Deposits, period-end	$403,791	$356,099	13%	$309,099	15%

Return on assets	1.71%	1.70%		1.02%
Return on equity	17.26%	17.18%		9.56%

Per share data for 2004 and all prior years was retroactively adjusted to reflect the 5-for 4 and 4-for-3 stock splits declared during September 2004 and September 2003, respectively.

The Company earned $7,948 in 2004 compared to $6,831 in 2003. Operating revenue growth of 8%, combined with a decrease in the provision for loan losses were key elements for the improvement in 2004 earnings when compared to 2003. Operating revenue (net interest income plus noninterest income) growth was driven by a 17% increase in average earning assets resulting in a 12% increase in net interest income. The provision for loan losses for 2004 was $500 compared to $900 for the year 2003 due to improved credit quality in the loan portfolio and reductions in nonperforming assets.

The Company earned $6,831 in 2003 compared to $3,454 in 2002. Operating revenue growth of 14% combined with a significant decrease in the provision for loan losses were key elements to the improvement in 2003 earnings when compared to 2002. Operating revenue growth was driven by a 21% increase in earning assets and an 18% increase in noninterest income due primarily from growth in revenues from the origination and sales of residential mortgages. The provision for loan losses for 2003 was $900 compared to $5,600 for the year 2002. The large provision for loan losses in 2002 was primarily due to problem loans in the hotel/motel industry.

Period-end assets and deposits at December 31, 2004 showed growth rates of 21% and 13%, respectively over year end 2003. Core deposits, which are defined as demand deposits, interest checking, money market accounts, and local time deposits, constitute 95% of December 31, 2004 outstanding deposits. Demand deposits were $132,249 or 33% of total deposits at year-end December 31, 2004.

During 2005, the Company believes the following factors could impact reported financial results:

▪
We are asset sensitive and a continued increase in market interest rates during 2005 is expected to positively impact the Bank’s net interest margin and increase net interest income in the short term. Conversely, a decline in market interest rates would have a negative impact.

▪	Ability to grow core deposits to fund expected loan growth during 2005.

▪
The local and regional economy and its effect on loan demand, the credit quality of existing clients with lending relationships, and vacancy rates of commercial real estate properties, since a significant portion of our loan portfolio is secured by real estate.

▪	Long-term interest rates and their impact on residential construction, residential mortgage lending, and refinancing activities of existing homeowners.

▪
Increased expenses related to personnel costs and the rising costs of providing employee benefits, plus staffing, consulting, audit fees, and other expense related to ongoing compliance with Section 404 of Sarbannes-Oxley Act and FDICIA.

▪	Planned expansion of new offices in the Portland Metropolitan area.

Subsequent Event: Subsequent to December 31, 2004, the Bank entered into a definitive agreement to purchase a building and land in Portland, Oregon for a new office location. This purchase is expected to close prior to the end of the first quarter at a total price of $1,750. The building will require substantial remodeling, and the new office is expected to open during the third quarter 2005.

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

Two tables follow which analyze the change in net interest income for 2004, 2003, and 2002. Table I, Average Balance, Analysis of Net Interest Earnings, provides information with regard to average balances of assets and liabilities, as well as associated dollar amounts of interest income and interest expense, relevant average yields or rates, and net interest income as a percent of average earning assets. Table II, Analysis of Changes in Interest Income and Interest Expense, shows the increase (decrease) in the dollar amount of interest income and interest expense and the differences attributable to changes in either volume or rates. Changes not solely due to volume or rate are allocated to rate.

2004 Compared to 2003

Net interest income for 2004 was $24,952, an increase of $2,732 or 12% over 2003 net interest income of $22,220. For the year 2004, the net interest margin as a percentage of earning assets decreased by 23 basis points, from 6.01% in 2003 to 5.78%.

Short-term market interest rates were stable during the first six months of 2004 and were at a 45 year low. Beginning on June 30, 2004, the Federal Reserve began to take measured steps to increase short-term market rates during the last half of 2004. During the last half of 2004, the short-term market interest rates moved up on five occasions in 25 basis point increments for a total increase of 125 basis points. During this period, the prime-lending rate increased from 4.00% to 5.25%. The Bank’s net interest margin did not immediately benefit from the increase in the prime-rate as approximately $90,000 of the Bank’s variable rate loan portfolio had active floors above the calculated rate. The 25 basis point increase in the prime-lending rate in November 2004 removed all active loan floors on variable rate loans. As a result, the Bank’s net interest margin improved during the fourth quarter to 5.87%. That compares to net interest margins of 5.78%, 5.74%, and 5.74% for the first, second, and third quarters of 2004, respectively.

Interest and fees earned on earnings assets during 2004 increased by $2,896 or 11% over 2003. Referring to Table II, total interest income and fees improved by $4,577 due to increased earnings asset volumes, which was partially offset by a $1,681 decline in interest income due to lower yields on earning assets. Average earning assets for 2004 were $431,374, a 17% increase over 2003 average earning asset levels. Growth in earning assets was primarily attributable to loan growth as average loans net of the allowance for loan losses for the year 2004 were up $56,547 or 17% over 2003. Referring to Table I, earning asset yields declined by 36 basis points, from 7.18% in 2003 to 6.82% in 2004. Yields on loans and securities available for sale contributed to the overall decline in earning asset yields during 2004. The yield on average loans, which make up 92% of earning asset volumes, were primarily responsible for the decline in earning asset yields during 2004. Loan yields for 2004 were 7.13%, a decline of 43 basis points from loan yields of 7.56% recorded during 2003. The decline in loan yields is reflective of fixed rate loans booked during the prolonged low interest rate environment during the past two years, combined with active floors on variable rate loans above the calculated rate.

Interest expense on interest-bearing liabilities during 2004 increased by $164 or 4% over 2003. Referring to Table I, overall, average interest-bearing liabilities in 2004 increased by $34,128 or 13% over 2003, while the average rate paid on interest-bearing liabilities dropped by 14 basis points from 1.68% to 1.54%. Referring to Table II interest expense increased by $59 due to the change in the mix and increased volumes of interest-bearing liabilities. Table I also indicates that interest expense for the year increased an additional $105 due to rate as a result of the increase in short-term market interest rates during the last half of 2004. Table II shows the increase in the volume and the increase in the rate on money market and NOW accounts were primarily responsible for the increased interest expense during 2004. Referring to Table I the 2004 average volume of money market and NOW accounts increased $38,155 or 27% over 2003, while the rate on these deposits increased 17 basis points from 0.93% in 2003 to 1.10% in 2004. A portion of the increase in interest expense due to increased volume and rate of money market and NOW accounts was offset by a decline in volume and rate of time deposits. Referring to Table I, average time deposits in 2004 were $10,351 or 16% below 2003 and the rate paid on time deposits dropped by 31 basis points from 2.42% in 2003 to 2.11% in 2004. Table II shows that the decline in volume and rate for the time deposit category reduced noninterest expense in 2004 by $251 and $166, respectively, or a total of $417. The decline in time deposit volume was primarily national time deposits that matured during 2004 and were not renewed. The decline in the rate on time deposits is reflective of the lag effect on time deposit rates in a rising rate environment. Although market interest rates moved up during the last six months of the year, time deposit rates remained low as many of these deposits were booked during the prolonged low interest rate environment during 2003 and the first half of 2004.

The Company’s net interest margin benefited from growth in noninterest-bearing deposits. For the year 2004, average noninterest-bearing deposits grew by $20,503 or 20% over 2003. Average nonninterest-bearing deposits funded 27% of total assets. At December 31, 2004, total noninterest bearing deposits were $132,249 and accounted for 33% of total outstanding deposits.

The Bank’s interest rate risk model indicates the Bank is asset sensitive meaning that loans will reprice faster than interest-bearing liabilities, thus in a rising interest rate environment, the net interest margin will expand. While short-term interest rates increased 125 basis points during the last half of 2004 and are expected to continue to increase during the first half of 2005, long-term interest rates have remained stable creating a flattening of the yield curve. At December 31, 2004, the Bank has approximately $200,000 of variable rate loans (approximately 44% of the total loan portfolio), none with active floors, which will reprice immediately with any increase in short-term market interest rates. However, maturing fixed rate loans during 2005 will continue to reprice at relatively low yields as long-term interest rates have not moved upward in tandem with short-term rates. In addition, approximately $90,000 of the Bank’s money market and NOW accounts are tied to the 91-day Treasury bill. The 91-day Treasury bill rate has been moving in advance of increases in the fed funds rate, which increases the Bank’s cost of funds in advance of increases in the prime-lending rate. Considering these factors, the Bank’s net interest margin is expected to decline in the first quarter of 2005 when compared to the fourth quarter of 2004, but should stabilize or improve as historically lower cost core deposits grow and stabilize or lower the Bank’s cost of funds.

2003 Compared to 2002

Net interest income for 2003 was $22,220, an increase of $2,531 or 13% over 2002 net interest income of $19,689. For the year 2003, the net interest margin as a percentage of earning assets decreased by 43 basis points, from 6.44% in 2002 to 6.01% in 2003.

Market interest rates were at a 45 year low for most of 2003. Short-term market rates were relatively stable for most of 2003, with the exception of a 25 basis point drop in short-term rates, which lowered the overnight fed funds borrowing rate and the prime-lending rate in June 2003. As a result of the drop in the prime-lending rate in June, 2003, the Company experienced compression of its net interest margin during the last half of the year. The net interest margin averaged 6.20% for the first six months of 2003 as compared to 5.83% for the last six months of 2003. During 2003, earning asset yields declined as new loans were booked at low interest rates and existing loans repriced or renewed at lower interest rates, while the Company’s cost of funds remained relatively stable. The stability in the Company’s cost of funds was due to deposits, specifically interest checking, savings, and money market accounts, which were priced at their practiical floors in the low interest rate environment. The high level of liquidity during the last six months of 2003 also negatively impacted the Company’s net interest margin for the year. During the last six month of 2003, the Company had excess funds averaging $15,000, which were sold overnight or placed in short-term investments. These short-term investments had an average yield of approximately 1.00%, which lowered earning asset yields in the last half the year, contributing to some of the margin compression.

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

The Company’s net interest margin benefited from growth in noninterest-bearing deposits. For the year 2003, average noninterest-bearing deposits grew by $16,704 or 19% over 2002. Average nonninterest-bearing deposits funded 26% of total assets. At December 31, 2003, total noninterest-bearing deposits were $125,576 and accounted for 35% of total outstanding deposits.

Table I
Average Balance Analysis of Net Interest Earnings
$ Thousands

		2004			2003			2002
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance	Income/(Expense	Yield/(Cost)	Balance	Income/(Expense	Yield/(Cost)	Balance	Income/(Expense	Yield/(Cost)
Interest Earning Assets
Federal funds sold and interest
bearing deposits in banks	$1,248	$16	1.24%	$8,354	$79	0.95%	$4,042	$68	1.68%
Securities available for sale:
Taxable (1)	$30,009	$936	3.12%	$18,459	$554	3.00%	$17,108	$903	5.28%
Tax-exempt	$1,378	$50	3.61%	$594	$22	3.71%
Loans, net of allowance for loan losses(2)(3)(4)	$398,739	$28,424	7.13%	$342,192	$25,874	7.56%	$284,614	$23,255	8.17%

Total interest earning assets	$431,374	$29,425	6.82%	$369,599	$26,529	7.18%	$305,763	$24,226	7.92%

Non Earning Assets
Cash and due from banks	$16,523			$15,983			$15,752
Premises and equipment	$12,898			$13,215			$13,157
Interest receivable and other	$2,714			$3,398			$2,586
Total non interest assets	$32,135			$32,596			$31,495

Total assets	$463,509			$402,195			$337,258

Interest Bearing Liabilities
Money market and NOW accounts	$178,815	($1,960)	-1.10%	$140,660	($1,305)	-0.93%	$116,836	($1,473)	-1.26%
Savings deposits	$21,465	($130)	-0.61%	$19,310	($128)	-0.66%	$16,607	($134)	-0.81%
Time deposits	$53,999	($1,142)	-2.11%	$64,350	($1,558)	-2.42%	$50,190	($1,515)	-3.02%
Federal funds purchased	$12,596	($213)	-1.69%	$4,066	($65)	-1.59%	$3,735	($75)	-2.00%
Term borrowings	$23,694	($1,028)	-4.34%	$28,055	($1,251)	-4.46%	$24,377	($1,340)	-5.50%

Total interest bearing liabilities	$290,569	($4,473)	-1.54%	$256,441	($4,307)	-1.68%	$211,745	($4,537)	-2.14%

Non Interest Bearing Liabilities
Demand deposits	$125,339			$104,836			$88,132
Interest payable and other	$1,558			$1,160			$1,264
Total non interest liabilities	$126,897			$105,996			$89,396
Total liabilities	$417,466			$362,437			$301,141
Stockholders' equity	$46,043			$39,758			$36,117
Total liabilities and stockholders equity	$463,509			$402,195			$337,258

Net Interest Income		$24,952			$22,221			$19,689
Net Interest Income as a Percent of Earning Assets		5.78%			6.01%			6.44%

(1) Federal Home Loan Bank stock is included in securities available for sale.
(2) Nonaccrual loans have been included in average balance totals.
(3) Interest income includes recognized loan origination fees of $1,295, $1,038, and $863 for the years-ended 2004, 2003, and 2002, respectively.
(4) Total includes loans held for sale.

Table II
Analysis of Changes in Interest Income and Interest Expense
Dollars in Thousands

	2004 compared to 2003			2003 compared to 2002
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest
bearing deposits in banks	($67)	$4	($64)	$72	($61)	$12
Securities available-for-sale:
Taxable	$347	$35	$382	$71	($420)	($349)
Tax-exempt	$22	$6	$28	$22	$0	$22
Loans, net of allowance for loan losses	$4,276	($1,725)	$2,550	$4,705	($2,086)	$2,618

Total interest income	$4,577	($1,681)	$2,896	$4,870	($2,567)	$2,303

Interest paid on:
Money market and NOW accounts	($354)	($301)	($655)	($300)	$468	$168
Savings deposits	($14)	$12	($2)	($22)	$29	$7
Time deposits	$251	$166	$417	($427)	$384	($43)
Federal funds purchased	($136)	($13)	($148)	($7)	$17	$10
Term borrowings	$194	$29	$224	($202)	$291	$88

Total interest expense	($59)	($107)	($164)	($958)	$1,189	$230

Net interest income	$4,518	($1,788)	$2,732	$3,912	($1,380)	$2,532

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

The provision for loan losses totaled $500 in 2004, $900 in 2003, and $5,660 in 2002. The lower provision for 2004 reflects improved credit quality in the Bank’s loan portfolio and reduction in the level of nonperforming assets throughout the year. The large provision in 2002 reflected identified risks in the Company’s loan portfolio and a general decline in economic conditions, which specifically affected the hotel/motel industry. Loan losses in the hotel/motel industry in 2002 included $4,064 related to two borrowers.

Nonperforming assets at December 31, 2004 were $1,378 or 0.27% of year-end assets. That compares to $2,229 of nonperforming assets at December 31, 2003 or 0.52% of year-end assets. At December 31, 2004, the Bank has a single commercial real estate property in foreclosed assets with a value of $262.

The allowance for loan losses for outstanding loans at December 31, 2004 was $5,224 (1.14% of outstanding loans) compared to $5,225 (1.47% of loans) and $4,403 (1.33% of loans) at years end 2003 and 2002, respectively. At December 31, 2004, the Bank also reserved $182 for possible losses on unfunded loan commitments, which is classified in other liabilities on the balance sheet. At December 31, 2004, the allowance for loan losses for outstanding loans was 468% of the total nonperforming loans compared to 287% at year-end December 31, 2003. The 2004 ending allowance includes $510 in specific allowance for impaired loans. At December 31, 2004, the Company had $2,799 of impaired loans (net of government guarantees) consisting of one restructured and performing loan of $1,896 and $903 of nonaccrual loans. Subsequent to the end of the year, the $1,896 restructured and performing impaired loan commenced to amortize at market interest rates and will no longer be classified as restructured or impaired as of the end of first quarter 2005. This loan had a specific allowance of $252. At December 31, 2003, the Company had $3,156 of impaired loans (net of government guarantees) with a specific allowance assigned of $628.

Net loan charge offs were $319 in 2004 compared to $268 in 2003, and $4,675 in 2002. Net charge offs during 2002 in the hotel/motel industry accounted for $4,064 or 87% of total charge offs for the year and related to two borrowers in the hotel/motel industry.

The reduction in the 2004 provision when compared to 2003 was accomplished despite significant growth in the loan portfolio and reflected improved credit quality and reductions in nonperforming loans. Going forward into 2005, the provision for loans losses will be more contingent on current economic and market conditions and additional loan growth as there is only limited benefit available from further improvement in the loan portfolio credit statistics. As a result, management expects the provision for loan losses to increase in 2005 when compared to 2004. Actual results may differ materially from projections.

Management believes that the allowance for loan losses is adequate for estimated loan losses in the portfolio at year-end based on management’s assessment of various factors including present past due and impaired loans, past history and loss experience, loan concentrations in specific industries, and current economic conditions.

Noninterest Income

Noninterest income is derived from sources other than fees and interest on earning assets. The Company’s primary sources of noninterest income are service charge fees on deposit accounts, merchant bankcard activity, income derived from mortgage banking services, and gains on the sale of loans.

2004 Compared to 2003

Noninterest income in 2004 was $4,463, down $483 or 10% from year 2003. The decline in noninterest income was attributable to two categories. Mortgage banking income and gains on sales of loans in 2004 decreased $618 or 38% from the previous year. Mortgage banking revenues accounted for $488 of the decline in this category as higher long term interest rates significantly reduced the level of refinancing. Gains on the sales of loans were down $130. During 2003, the Bank recorded a one-time gain on sales of loans of $130. There were no loan sales during 2004. In addition to the decline in mortgage banking revenues and gains on sales of loans, the Bank’s loan servicing income decreased by $58 due to an overall decline in the level of participated loans. Declines in these two noninterest income categories was partially offset by a $159 or 13% increase in other fee income, principally merchant bankcard processing revenues.

2003 Compared to 2002

Noninterest income in 2003 was $4,946, up $746 or 18% over year 2002. The majority of growth in noninterest income was attributable to three categories. Service charges on deposit accounts were up $249 or 19% due to an increase in the number of clients, increased fees on analyzed business accounts, and price increases on NSF/OD fees that went into effect during April 2003. Other fee income, principally merchant bankcard processing fees grew by $43 or 4% over 2002. During 2003, the Company converted to a new third party processor for its merchant bankcard processing. During the conversion process, revenue growth slowed as processing was temporarily being handled by two different processors, which increased interchange paid processing expense. Mortgage banking noninterest income and gains on sales of loans totaled $1,625 in 2003 compared to $924 for 2002, an improvement of $701 or 76%. Revenues from the originations of residential mortgages accounted for $594 of the increase as long-term interest rates fell sharply during 2003 creating a surge in new home sales and refinancing of existing mortgages. Gains on the sales of loans in 2003 were $130, up $107 from the $23 reported in 2002. Growth in these noninterest income categories was partially offset by a $102 decline in loan servicing income and a $149 decline in gains on sales of securities. The decline in loan servicing income was due to an overall decline in the level of sold loans. In addition, the early payoff of a participated loan resulted in a write down of $55 of a previously recorded servicing asset.

Noninterest Expense

Noninterest expense represents all expenses other than the provision for loan losses and interest costs associated with deposits and other interest-bearing liabilities. It incorporates personnel, premises and equipment, data processing and other operating expenses.

2004 Compared to 2003

Noninterest expense in 2004 was $16,041, an increase of $838 or 6% over the same period in 2003. Comparing 2004 to 2003, the largest increase was in personnel expense, which grew by $1,110 or 13% over the previous year, reflecting personnel costs for staff added during the last half 2003 and 2004 and increased group insurance expense. Staff additions were primarily related to expansion in the Portland market. Increased salaries, incentive compensation, 401k contribution and payroll taxes accounted for $851 of the increase in personnel expense for the year 2004 when compared to 2003. Increased group insurance costs, primarily medical insurance, accounted for $251 of the total increase in personnel expense. For the year 2004, group insurance expense was 41% above the previous year for the same period. Business development expense in 2004 was $1,017, a $194 or 24% increase as the Bank’s new branding campaign was implemented during the year. Growth in these noninterest expense categories was offset by a decrease in other real estate expense. Other real estate expense in 2004 declined by approximately $600 as 2003 included expenses related to write downs and operating losses associated with motel and hotel properties which were sold during 2003.

During 2004, the Company incurred incremental expenses totaling $91, primarily in the fourth quarter, related to compliance with Section 404 of Sarbannes-Oxley in terms of software, audit fees and professional consulting services. The incremental expense related to compliance with Section 404 does not include substantial staff time spent on this project.

For 2005, the Company expects the rate of expense growth to increase relative to 2004 due to planned staff increases, expansion plans in the Portland market, and increase audit fees and professional services.

2003 Compared to 2002

Noninterest expense in 2003 was $15,202, up $2,608 or 21% over 2002. Three categories of expenses accounted for $2,714 of the total expense increase for the year. Salaries accounted for $364 of the increase. However, salaries in 2002 reflect one-time executive severance expense of $443. Excluding this one-time expense from 2002, salaries were up $807 or 16% over last year and reflect staff additions during the last half of 2002 and the first half of 2003, primarily related to expansion in the Portland area market. Commissions paid to residential mortgage and construction lenders were up $274 over 2002 due to the higher volume of activity during 2003. Benefits and taxes in 2003 increased by $687 over 2002. Approximately $503 of the increase was due to incentive based compensation accruals, including the Bank’s estimated 401(k) contribution. For the year 2002, the Bank’s incentive based compensation and 401(k) match were significantly diminished as key financial goals were not met for the year. The remainder of the increase in benefits and taxes resulted from increased group insurance costs and payroll taxes. Premises and equipment expense in 2003 were up $359 or 25% over 2002. Expense related to premises accounted for $194 of the increase and reflected increased lease costs of the Bank’s KOIN Center office opened earlier this year. In addition, lease costs on the Coos Bay office of the Consumer Finance Division and increased lease costs on one of the Bank’s Eugene offices contributed to the increase. Equipment expense accounted for $165 of the increase and includes costs related to the Portland area market expansion and increased software maintenance expense on the Bank’s loan processing systems. The “other” expense category of noninterest expense was $3,359 for 2003, an increase of $1,030 or 44% over 2002. Other real estate expense related to operations and sales of three motel properties during 2003 accounted for $520 of the increase in the “other” expense category. In addition, repossession and collection expense related to problem loans accounted for $78 of the increase. Most of the remaining increase in the “other” expense category was in professional services, which was up $187 in 2003 compared to 2002. The professional services category includes legal fees, accounting fees, insurance expense, and consulting expenses.

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

Core deposits at December 31, 2004 were 95% of total deposits compared to 93% at December 31, 2003. Loan growth during 2004 significantly outpaced the growth in core deposits. Outstanding loans grew by $102,850 during 2004 or 29%, while core deposits grew by $51,128 or 15%. Loan growth during the first half of 2004 was primarily funded by reducing overnight fed funds sold and core deposit growth. During the last six months of 2004, the Company relied on alternative funding sources, including overnight borrowed funds, Federal Home Loan Bank term advances, public deposits available from the State of Oregon, and national market time deposits.

The Company has deposit relationships with several large clients, which are closely monitored by Bank officers. At December 31, 2004, seven large deposit relationships with the Bank account for $79,459 or 20% of total deposits. The single largest client represented 8% of total deposits at December 31, 2004. The loss of this deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity. The Company expects to maintain these relationships and believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients.

Borrowing lines have been established at various correspondent banks, the Federal Home Loan Bank of Seattle and with the Federal Reserve Bank of San Francisco. At year-end December 31, 2004, the Bank had borrowing lines totaling approximately $189,100 consisting of $129,100 with the Federal Home Loan Bank of Seattle, $57,000 with various correspondent banks, and $3,000 with the Federal Reserve Bank of San Francisco. The Federal Home Loan Bank borrowing line is limited to the amount of collateral pledged. At December 31, 2004, the Bank had approximately $132,000 in commercial real estate loans pledged as collateral (discounted collateral value of $105,000) for this line. The $3,000 borrowing line with the Federal Reserve Bank of San Francisco is also secured. The $57,000 in borrowing lines with correspondent banks are unsecured lines. At December 31, 2004, the Bank had $61,290 in borrowings outstanding and approximately $127,810 available on established lines. In addition, the Bank is part of the State of Oregon community bank time deposit program and at December 31, 2004 had $11,000 available from this source. The Bank’s loan portfolio also contains approximately $25,300 in guaranteed government loans, which can be sold on the secondary market.

CAPITAL RESOURCES

Capital is the shareholder’s investment in the Company. Capital grows through the retention of earnings and the issuance of new stock through the exercise of incentive options. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Banking regulations require the Company to maintain minimum levels of capital. The Company manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating). At December 31, 2004, the Company’s total capital to risk weighted assets was 11.29%, compared to 12.20% at December 31, 2003.

In September 2004, the Company paid a 5-for-4 stock split to shareholders of record at October 15, 2004. All per share data and outstanding shares from prior periods has been restated to present consistent financial information.

The Company pays cash dividends on a quarterly basis, typically in March, June, September and December of each year. The Board of Directors considers the dividend amount quarterly and takes a broad perspective in its dividend deliberations including a review of recent operating performance, capital levels, and growth projections. The board also considers dividend payout ratios, dividend yield, and other financial metrics in setting the quarterly dividend. Adjusting for the September 2004 stock split, the Company declared and paid cash dividends of $0.252 per share for the year 2004. That compares to cash dividends of $0.216 paid during 2003, also adjusted for the stock split.

The Company projects that earnings retention and existing capital will be sufficient to fund anticipated asset growth, while maintaining a well-capitalized designation from the FDIC.

CRITICAL ACCOUNTING POLICIES

Companies may apply certain critical accounting policies requiring management to make subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. The Company considers its only material critical accounting policy to be the allowance for loans losses for outstanding loans and unfunded loan commitments. The allowance for outstanding loans is classified as a contra-asset account offsetting outstanding loans, and the allowance for unfunded commitments is classified as an other liability on the balance sheet. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balance of the allowance for loan losses for outstanding loans and unfunded commitments are maintained at the amount management believes will be adequate to absorb known and inherent losses in the loan portfolio and commitments to loan funds. The appropriate balance of the allowance for loan losses is determined by applying loss factors to the credit exposure from outstanding loans and unfunded loan commitments. Estimated loss factors are based on subjective measurements including management’s assessment of the internal risk classifications, changes in the nature of the loan portfolios, industry concentrations, and the impact of current local, regional, and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations, or liquidity.

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

During 2004, the model indicated that the Company continued to be asset sensitive and projects rising margins in a rising rate environment and declining margins in a falling rate environment. The following tables show the estimated impact of interest rate changes on net interest income. Tables show results of Company supplied data for both the rate shock and gradual interest rate scenarios. The base figure of $24,952 used in both analyses represents actual net interest income for the year 2004. Due to the various assumptions used for this modeling, no assurance can be given that projections will reflect actual results.

Interest Rate Shock Analysis
Net Interest Income and Market Value Performance
($ in thousands)

Projected	Net Interest Income
Interest	Estimated	$ Change	% Change
Rate Change	Value	From Base	From Base
+200	$ 28,605	$ 3,653	14.64%
+100	26,816	1,864	7.47%
Base	24,952	0	0.00%
-100	22,913	(2,039)	(8.17)%
-200	20,731	(4,221)	(16.92)%

Gradual Interest Rate Movement Forecast
Net Interest Income and Market Value Performance
($ in thousands)

Projected	Net Interest Income
Interest	Estimated	$ Change	% Change
Rate Change	Value	From Base	From Base
Rising 2.40%	$ 27,719	$ 2,767	11.09%
Base	24,952	0	0.00%
Declining 2.40%	22,140	(2,812)	(11.27)%

Off Balance Sheet Contingencies

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit. The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2004, the Bank had $130,808 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At December 31, 2004, the Bank had $3,687 in letters of credit and financial guarantees written.

Subsequent to December 31, 2004, the Bank entered into a definitive agreement to purchase a building and land in Portland, Oregon for a new office location. This purchase is expected to close prior to the end of the first quarter at a total price of $1,750. The building will require substantial remodeling, and the new office is expected to open during the third quarter 2005.

The Company has entered into employment agreements with two key executives, Hal Brown and Daniel Hempy. The agreements provide for a minimum aggregate annual base salaries of $330, plus performance adjustments, life insurance coverage, and other perquisites commonly found in such agreements. During 2004, Mr. Brown’s contract was extended one year and expires in 2007. Mr. Hempy’s agreement expires in 2005.

ITEM 8  Financial Statements and Supplementary Data

ZIRKLE, LONG, TRIGUEIRO & WARD, L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS
Eugene, Oregon 97401

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pacific Continental Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Pacific Continental Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. We have also audited management’s assessment, included in management’s report at page 55, that the Company maintained effective control over financial reporting as of December 31, 2004, based on “criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion of the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Continental Corporation and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on “criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Furthermore, in our opinion the Company maintained , in all material respects, effective control over financial reporting as of December 31, 2004, based on “criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”.

Zirkle, Long, Trigueiro & Ward, L.L.C.

Eugene, Oregon
January 31, 2005

Pacific Continental Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31
	2004	2003

ASSETS

Cash and due from banks	$15,649,945	$24,149,500
Federal funds sold	432,337	1,386,854

Total cash and cash equivalents	16,082,282	25,536,354

Securities available-for-sale	27,557,731	30,028,736
Loans held for sale	2,072,351	1,957,670
Loans, less allowance for loan losses	451,744,165	348,894,225
Interest receivable	1,969,181	1,585,955
Federal Home Loan Bank stock	2,807,600	2,738,000
Property, net of accumulated depreciation	13,182,407	13,059,962
Other assets	1,214,655	1,997,734

Total assets	$516,630,372	$425,798,636

LIABILITIES and STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$132,249,496	$125,575,941
Savings and interest-bearing demand	219,681,434	176,015,427
Time, $100,000 and over	31,114,564	27,961,396
Other time	20,745,813	26,546,306

	403,791,306	356,099,070

Federal funds purchased	10,290,000	-
Federal Home Loan Bank borrowings	51,000,000	26,000,000
Accrued interest and other liabilities	2,157,009	1,465,716

Total liabilities	467,238,315	383,564,786

Commitments and contingencies (Notes 5, 14 and 16)

Stockholders' equity:
Common stock, no par value; 25,000,000 shares
authorized; 8,655,535 and 8,487,234 shares
outstanding in 2004 and 2003, respectively	28,076,125	26,619,206
Retained earnings	21,429,633	15,644,669
Accumulated other comprehensive income (loss)	(113,701)	(30,025)

Total stockholders' equity	49,392,057	42,233,850

Total liabilities and stockholders' equity	$516,630,372	$425,798,636

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Continental Corporation and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31
	2004	2003	2002

Interest income:
Loans	$28,423,964	$25,873,514	$23,255,130
Securities	892,503	450,394	750,841
Dividends on Federal Home Loan Bank stock	92,959	125,723	151,924
Federal funds sold	15,527	79,218	67,717

	29,424,953	26,528,849	24,225,612

Interest expense:
Deposits	3,232,397	2,993,536	3,122,561
Federal Home Loan Bank borrowings	1,027,525	1,250,700	1,339,723
Federal funds purchased	213,174	64,665	74,753

	4,473,096	4,308,901	4,537,037

Net interest income	24,951,857	22,219,948	19,688,575

Provision for loan losses	500,000	900,000	5,660,000

Net interest income after provision for
loan losses	24,451,857	21,319,948	14,028,575

Noninterest income:
Service charges on deposit accounts	1,603,440	1,568,588	1,319,391
Other fee income, principally bankcard processing	1,409,283	1,250,400	1,206,873
Loan servicing	183,267	241,416	342,889
Mortgage banking income and gains on sales
of loans	1,006,920	1,624,847	924,166
Gains (losses) on sales of securities	(12,820)	-	149,390
Other	272,579	261,091	258,051

	4,462,669	4,946,342	4,200,760

Noninterest expense:
Salaries and employee benefits	9,963,554	8,853,739	7,528,777
Premises and equipment	1,881,202	1,800,442	1,441,393
Bankcard processing	475,639	365,709	487,585
Business development	1,017,214	823,273	807,550
Other	2,703,163	3,359,460	2,328,611

	16,040,772	15,202,623	12,593,916

Income before income taxes	12,873,753	11,063,667	5,635,419

Provision for income taxes	4,925,000	4,233,000	2,181,000

Net income	$7,948,752	$6,830,666	$3,454,419

Earnings per share:
Basic	$.93	$.81	$.41
Diluted	$.90	$.79	$.41

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Continental Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2004, 2003, and 2002

				Accumulated
				Other
	Number	Common	Retained	Comprehensive
	ofShares	Stock	Earnings	Income (Loss )	Total

Balance, January 1, 2002	5,066,290	$25,772,809	$9,541,959	$289,614	$35,604,382

Net income			3,454,419		3,454,419
Other comprehensive income:
Unrealized losses on securities				(197,643)
Reclassification of net gains realized				(149,390)
Deferred income taxes				133,122

Other comprehensive loss				(213,911)	(213,911)

Comprehensive income					3,240,508
Stock options exercised and related tax benefit	76,563	715,132			715,132
Cash dividends			(1,610,219)		(1,610,219)
Shares repurchased and retired	(102,405)	(520,550)	(730,719)		(1,251,269)

Balance, December 31, 2002	5,040,448	25,967,391	10,655,440	75,703	36,698,534

Net income			6,830,667		6,830,667
Other comprehensive income:
Unrealized losses on securities				(171,525)
Deferred income taxes				65,797

Other comprehensive loss				(105,728)	(105,728)

Comprehensive income					6,724,939
Stock options exercised and related tax benefit	56,876	655,515			655,515
Stock split (4 shares for 3)	1,692,738
Cash dividends			(1,841,438)		(1,841,438)
Shares repurchased and retired	(275)	(3,700)			(3,700)

Balance, December 31, 2003	6,789,787	26,619,206	15,644,669	(30,025)	42,233,850

Net income			7,948,752		7,948,752
Other comprehensive income:
Unrealized losses on securities				(148,568)
Reclassification of net losses realized				12,820
Deferred income taxes				52,073

Other comprehensive loss				(83,675)	(83,675)

Comprehensive income					7,865,077
Stock options exercised and related tax benefit	141,360	1,459,879			1,459,879
Stock split (5 shares for 4)	1,724,586
Cash dividends			(2,163,789)		(2,163,789)
Shares repurchased and retired	(198)	(2,960)			(2,960)

Balance, December 31, 2004	8,655,535	28,076,125	21,429,632	(113,700)	49,392,057

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Continental Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31
	2004	2003	2002

Cash flows from operating activities:
Net income	$7,948,752	$6,830,667	$3,454,419
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	936,319	928,818	863,152
Amortization	411,782	340,861	48,450
Provision for loan losses	500,000	900,000	5,660,000
Losses of foreclosed assets	1,643	613,966	-
Deferred income taxes	44,000	(70,000)	327,000
Gains on sales of loans	-	(129,950)	-
(Gains) losses on sales of securities	12,820	-	(149,390)
Stock dividends from Federal Home Loan Bank	(91,900)	(125,500)	(151,700)
Change in:
Interest receivable	(383,226)	61,653	(237,786)
Deferred loan fees	478,454	188,894	282,907
Capitalized loan servicing rights	50,633	(13,854)	19,039
Loans held for sale	(114,681)	2,110,182	(3,622,965)
Accrued interest and other liabilities	242,401	226,673	(157,699)
Income taxes payable	1,167,680	(132,629)	(485,594)
Other assets	23,040	(30,724)	(3,503)

Net cash provided by operating activities	11,227,717	11,699,057	5,846,330

Cash flows from investing activities:
Proceeds from sales and maturities of securities	8,126,633	10,749,973	16,447,917
Purchase of securities	(6,193,678)	(30,445,782)	(7,412,561)
Loans made net of principal collections received	(103,131,306)	(32,233,581)	(88,882,993)
Proceeds from sales of loans	595,153	8,064,258	3,242,465
Purchase of loans	(1,372,313)	(107,729)	(4,047,504)
Acquisition	-	(6,863,160)	-
Purchase of property	(1,058,764)	(746,980)	(799,217)
Proceeds on sale of foreclosed assets	409,118	3,182,775	-
Improvements to foreclosed assets	-	-	(212,371)

Net cash provided by investing activities	(102,625,157)	(48,400,226)	(81,664,264)

Cash flows from financing activities:
Net increase in deposits	47,692,238	46,190,374	61,580,016
Change in federal funds purchased	31,790,000	(9,000,000)	9,000,000
Change in Federal Home Loan Bank term borrowings	3,500,000	3,000,000	(1,000,000)
Proceeds from stock options exercised	1,127,879	540,515	661,132
Dividends paid	(2,163,789)	(1,841,438)	(1,610,219)
Repurchase of Company shares	(2,960)	(3,700)	(1,251,269)

Net cash provided by financing activities	81,943,368	38,885,751	67,379,660

Net increase (decrease) in cash and cash equivalents	(9,454,072)	2,184,582	(8,438,274)

Cash and cash equivalents, beginning of year	25,536,354	23,351,772	31,790,046

Cash and cash equivalents, end of year	$16,082,282	$25,536,354	$23,351,772

Supplemental information:
Noncash investing and financing activities:
Transfers of loans to foreclosed assets	$262,071	$3,343,866	$651,266
Transfers of loans held for sale	-	1,478,871	11,077,383
Change in unrealized gain on securities, net of
deferred income taxes	83,675	105,728	(213,911)
Cash paid during the year for:
Income taxes	3,713,320	4,436,000	2,339,594
Interest	4,468,436	4,325,229	4,580,973

Pacific Continental Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies:

Principles of Consolidation - The consolidated financial statements include the accounts of Pacific Continental Corporation (the “Company”), a bank holding company, and its wholly-owned subsidiary, Pacific Continental Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, PCB Service Corporation (which owns and operates bank-related real estate) and PCB Loan Services Corporation (which owns and operates certain repossessed or foreclosed collateral). The Bank provides commercial banking, financing, mortgage lending and other services in Western Oregon and Southwest Washington. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimations made by management involve the calculation of the allowance for loan losses.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from or deposited with banks, interest-bearing balances due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods.

The Bank is required to maintain certain reserves as defined by regulation. Such reserves totaling $1,213,000 were maintained in cash at December 31, 2004.

Securities Available-for-Sale - Securities available-for-sale are held for indefinite periods of time and may be sold in response to movements in market interest rates, changes in the maturity mix of bank assets and liabilities or demand on liquidity. The Bank classified all securities as available-for-sale throughout 2004 and 2003. Securities classified as available-for-sale are reported at estimated fair value, net of deferred taxes. The difference between estimated fair value and amortized cost is a separate component of stockholders’ equity (accumulated other comprehensive income). Fair values for these investment securities are based on market prices. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Management determines the appropriate classification of securities at the time of purchase.

Interest income on debt securities is included in income using the level yield method. Gains and losses on sales of securities are recognized on the specific identification basis.

Declines in fair value of individual available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses. Management believes that all unrealized losses on investment securities at December 31, 2004 and 2003 are temporary.

Loans Held for Sale and Mortgage Banking Activities - The Bank originates residential real estate loans for resale in the secondary market. Sales are without recourse. Loans held for sale are carried at the lower of cost or market. Market value is determined on an aggregate loan basis.

Loans and Income Recognition - Loans are stated at the amount of unpaid principal, reduced by deferred loan origination fees, discounts associated with retained portions of loans sold, and an allowance for loan losses. Interest on loans is calculated using the simple-interest method on daily balances of the principal amount outstanding. Accrual of interest is discontinued on contractually delinquent loans when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the interest is doubtful. Loan origination fees are amortized over the lives of the loans as adjustments to yield.

Allowance for Loan Losses - The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management considers adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loss experience. The evaluations take into consideration such factors as changes in the nature of the loan portfolio, overall portfolio quality, review of specific loans, estimated value of underlying collateral, and current economic conditions that may affect the borrower’s ability to pay. This evaluation is inherently subjective as it requires estimates that are susceptible to significant subsequent revision as more information becomes available.

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

Servicing - Servicing assets are recognized as separate assets when rights are retained on sales of loans. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is determined based upon discounted cash flows using market-based assumptions. Servicing rights are not retained on residential real estate loans originated for sale.

Federal Home Loan Bank Stock - The investment in Federal Home Loan Bank (“FHLB”) stock is carried at par value, which approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. For 2004, the minimum required investment was approximately $2,212,600. The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold.

Foreclosed Assets - Assets acquired through foreclosure, or deeds in lieu of foreclosure, are initially recorded at fair value at the date of foreclosure. Any excess of the loan’s balance over the fair value of its foreclosed collateral is charged to the allowance for loan losses.

Improvements to foreclosed assets are capitalized. Subsequent to foreclosure, management performs periodic valuations and the assets are carried at the lower of carrying amount or fair value less costs to sell. Write downs to net realizable value, if any, or any disposition gains or losses are included in noninterest expense.

Property - Property is stated at cost, net of accumulated depreciation. Additions, betterments and replacements of major units are capitalized. Expenditures for normal maintenance, repairs and replacements of minor units are charged to expense as incurred. Gains or losses realized from sales or retirements are reflected in operations currently.

Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 30 to 40 years for buildings, 3 to 10 years for furniture and equipment, and up to the lease term for leasehold improvements.

Goodwill - Goodwill represents the excess of cost over the fair value of net assets acquired in a 2003 business combination. Goodwill is not subject to amortization but is tested annually for impairment.

Advertising - Advertising costs are charged to expense during the year in which they are incurred.

Income Taxes - Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are calculated using tax rates in effect for the year in which the differences are expected to reverse.

Stockholders’ Equity and Earnings Per Share - Basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share include the effect of common stock equivalents that would arise from the exercise of stock options discussed in Note 12. Weighted shares outstanding are adjusted retroactively for the effect of stock dividends.

Weighted average shares outstanding at December 31 are as follows:

	2004	2003	2002

Basic	8,572,526	8,437,431	8,391,108
Common stock equivalents
attributable to stock options	235,623	173,665	74,280

Diluted	8,808,149	8,611,096	8,465,388
The Company repurchased and retired 102,405 shares of common stock costing $1,251,269 in 2002. The repurchase plan expired in 2002. During 2003 and 2004 only fractional shares have been repurchased.

Stock Option Plans - The Company applies the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock option plans. No stock-based employee compensation expense is reflected in net income as all option grants under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the optional fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31
	2004	2003	2002

Net income - as reported	$7,948,752	$6,830,667	$3,454,419
Deduct total stock-based
employee compensation
expense determined under
fair value method for all
awards, net of related tax
effects	(429,832)	(380,542)	(320,021)

Net income - pro forma	$7,518,920	$6,450,125	$3,134,398

Earnings per share:
Basic - as reported	0.93	0.81	0.41
Basic - pro forma	0.88	0.76	0.37

Diluted - as reported	0.90	0.79	0.41
Diluted - pro forma	0.85	0.75	0.37

The fair value of each option grant ($2.86, $2.86 and $2.42 in 2004, 2003 and 2002, respectively) is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002

Dividend yield	1.91%	2.81%	3.09%
Risk-free interest rate	3.23%	4.00%	3.98%
Expected life	4 years	4 years	4.93 years
Expected volatility	22.57%	33.90%	40.54%

Recently Issued Accounting Pronouncements - In December 2004, the FASB issued a statement, Shared-Based Payment, Statement 123(R), that addresses the accounting for share-based payment transactions (for example, stock options) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. This statement eliminates the use of the intrinsic value method of APB 25 and generally requires that such transactions be accounted for using a fair-value based method for recording compensation expense. The statement substantially amends SFAS No. 123. The statement is effective for interim periods beginning after June 15, 2005. When adopted in the third quarter of 2005, the Company expects to restate prior periods for comparability. Such adjustments should not differ significantly from the pro forma amounts reported in Note 1.

In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force regarding issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-01”). The consensus provided guidance for determining when an investment is other-than-temporarily-impaired. The guidance was effective for periods beginning after June 15, 2004. On September 30, 2004, the FASB deferred the implementations of the recognition criteria of EITF 03-01 until the fourth quarter of 2004. Adoption of this standard did not affect the Company’s 2004 consolidated financial statements.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, that addresses the consolidation rules to be applied to “variable interest entities”. The interpretation is effective for entities created after December 31, 2003. Adoption of this Interpretation did not affect the consolidated financial statements.

Reclassifications - The 2003 and 2002 figures have been reclassified where appropriate to conform with the financial statement presentation used in 2004. These reclassifications had no effect on previously reported net income.

2. Securities Available-for-Sale:

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2004 are as follows:

					Securities in	Securities in
					Continuous	Continuous
					Unrealized	Unrealized
					Loss	Loss
		Gross	Gross	Estimated	Position for	Position For
	Amortized	Unrealized	Unrealized	Fair	Less Than	12 Months
	Cost	Gains	Losses	Value	12 Months	or Longer

Unrealized Loss Positions

Obligations of U.S. Government
agencies	$5,485,975	$-	$65,960	$5,420,015	$5,420,015	$-
Obligations of states and
political subdivisions	2,910,592	-	54,169	2,856,423	2,426,182	430,241
Mortgage-backed securities	12,575,482	-	99,105	12,476,377	10,085,599	2,390,778

	20,972,049	-	219,234	20,752,815	$17,931,796	$2,821,019

Unrealized Gain Positions

Obligations of U.S. Government
agencies	961,876	7,814	-	969,690
Obligations of states and
political subdivisions	203,000	-	-	203,000
Mortgage-backed securities	5,605,269	26,957	-	5,632,226

	6,770,145	34,771	-	6,804,916

	$27,742,194	$34,771	$219,234	$27,557,731

At December 31, 2004, 31 investment securities were in unrealized loss positions. The decline in value of these securities has resulted from increases in market interest rates during the second half of 2004. The projected average life of the securities portfolio is approximately four years. Although yields on these securities may be below market rates during that period, no loss of principal is expected.

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2003 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$6,501,178	$5,737	$29,453	$6,477,462
Obligations of states and political subdivisions	3,018,186	17,618	42,985	$2,992,819
Mortgage-backed securities	20,558,083	95,049	94,677	20,558,455

	$30,077,447	$118,404	$167,115	$30,028,736

The amortized cost and estimated fair value of securities at December 31, 2004 and 2003 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations.

	2004		2003
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$-	$-	$-	$-
Due after one year through 5 years	7,946,427	7,860,637	6,941,014	6,915,521
Due after 5 years through 15 years	1,615,016	1,588,488	2,578,350	2,554,760
Mortgage-backed securities	18,180,751	18,108,609	20,558,083	20,558,455

	$27,742,194	$27,557,734	$30,077,447	$30,028,736
Gross realized losses were $12,820 in 2004. No securities were sold in 2003. Gross realized gains and losses were $151,098 and $1,708, respectively, in 2002.

At December 31, 2004, mortgage-backed securities with amortized costs of $7,092,884 (estimated market values of $7,053,130) were pledged to secure certain Treasury and public deposits as required by law.

3. Loans:

Major classifications of loans at December 31 are as follows:

	2004	2003

Commercial loans	$107,537,680	$89,128,212
Real estate loans	341,110,848	255,149,823
Consumer loans	10,380,565	11,424,015

	459,029,093	355,702,050
Deferred loan origination fees	(2,060,949)	(1,582,494)

	456,968,144	354,119,556
Allowance for loan losses	(5,223,979)	(5,225,331)

	$451,744,165	$348,894,225
Scheduled maturities or repricing, if earlier, of loans at December 31, 2004 are as follows:

Three months or less	$218,956,729
Three months to one year	8,180,447
One year to three years	70,249,094
Three years to five years	62,279,522
Thereafter	99,363,301

$459,029,093

Allowance for Loan Losses:

	2004	2003	2002

Balance, beginning of year	$5,225,331	$4,403,161	$3,418,029
Provision charged to income	500,000	900,000	5,660,000
Loans charged against the allowance	(516,071)	(1,185,426)	(4,802,741)
Recoveries credited to allowance	196,719	917,796	127,873
Reclassify unfunded loan commitments	(182,000)	-	-
Acquisition	-	189,800	-

Balance, end of year	$5,223,979	$5,225,331	$4,403,161
Restructured and other loans considered impaired, including all nonaccrual loans, totaled $2,799,762, $3,168,458, and $6,509,336 at December 31, 2004 2003, and 2002 respectively. The specific valuation allowance for loan losses related to these impaired loans was approximately $510,000, $628,000 and $454,000 at December 31, 2004, 2003, and 2002 respectively. The average recorded investment in impaired loans was approximately $3,206,000, $4,594,000, and $5,870,000 in 2004, 2003, and 2002 respectively. Interest income recognized on impaired loans during 2004, 2003, and 2002 was approximately $120,000, $264,000, and $292,000 respectively. Additional interest income which would have been realized on nonaccrual loans if they had remained current and still accruing was approximately $98,000, $159,000 and $446,000 in 2004, 2003 and 2002, respectively. Loans contractually past due 90 days or more on which interest continued to accrue totaled approximately $213,000, $545,000, and $359,000 at December 31, 2004, 2003, and 2002 respectively.

A substantial portion of the loan portfolio is collateralized by real estate and is, therefore, susceptible to changes in local market conditions. Management believes that the loan portfolio is diversified among industry groups. At December 31, 2004, outstanding residential construction loans totaled approximately $67,938,000 and represented 14.7% of total outstanding loans. In addition, at December 31, 2004, unfunded loan commitments for residential construction totaled approximately $19,008,000. At year end there were no nonaccrual loans and no impaired loans in this industry. There are no other industry concentrations in excess of 8%. It is management’s opinion that the allowance for loan losses is adequate to absorb known and inherent risks in the loan portfolio. However, actual results may differ from estimates.

4. Loan Participations and Servicing:

In the normal course of business, the Bank has sold portions of loans to other institutions in order to extend the Bank’s lending capability or to mitigate risk. Servicing rights are retained for these loan participations. The unpaid principal balances of these serviced loans at December 31, 2004 and 2003 were $22,317,357 and $24,483,424, respectively. These loans are not included in the accompanying consolidated balance sheets.

The balance of capitalized loan servicing rights, net of valuation allowances, included in other assets was $27,856 and $78,490 at December 31, 2004 and 2003, respectively.

5. Property:

Property at December 31 consists of the following:

	2004	2003

Land	$2,480,664	$2,053,664
Buildings and improvements	11,616,582	11,455,861
Furniture and equipment	6,068,397	5,617,737

	20,165,643	19,127,263
Less accumulated depreciation	6,983,237	6,067,300

	$13,182,407	$13,059,962
Subsequent Event - During January 2005, the Bank entered into a definitive agreement to purchase a building and land in Portland, Oregon for a new office location. This purchase is expected to close prior to the end of the first quarter at a total price of $1,750. The building will require substantial remodeling, and the new office is expected to open during the third quarter 2005.

Lease Commitments - The Bank leases certain facilities for office locations under noncancelable operating lease agreements expiring through 2020. Rent expense related to these leases totaled $366,716, $372,357 and $262,901 in 2004, 2003 and 2002, respectively.

Property Leased to Others - The Bank leases approximately 82% of its Springfield Gateway building to others under noncancelable operating lease agreements extending through 2011.

Future minimum payments required under these leases are:

		Property
	Lease	Leased
	Commitments	to Others

2005	$302,519	$384,483
2006	281,283	340,273
2007	206,546	184,404
2008	113,053	164,275
2009	106,793	127,181
Thereafter	514,398	123,628

	$1,524,592	$1,324,244

6. Other Assets:

	2004	2003

Foreclosed assets	262,071	410,761
Servicing asset	27,857	78,490
Deferred taxes	257,814	249,740
Income tax deposits	-	568,788
Goodwill	275,552	275,552
Prepaid expenses and other	391,362	414,403

	$1,214,656	$1,997,734

 Acquisition

In April, 2003, the Bank acquired, for cash, the Coos Bay consumer finance office of CitiFinancial for $6,863,160. This office has been combined with Pacific Continental Finance, a division of the Bank. The allocation of the purchase price resulted in goodwill of $275,552, which is expected to be deductible over 15 years for income tax purposes. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of the Coos Bay office have been included in the consolidated financial statements since the date of acquisition. Had this acquisition occurred on January 1, 2002, consolidated interest income and net income would not have been significantly different from the reported amounts for 2003 and 2002.

7. Deposits:

Scheduled maturities or repricing of time deposits at December 31 are as follows:

	2004	2003

Less than three months	$17,279,958	$15,331,192
Three months to one year	18,372,317	28,409,102
One to three years	8,524,511	9,497,715
Thereafter	7,683,591	1,269,693

	$51,860,377	$54,507,702

8. Federal Funds Purchased:

The Bank has unsecured federal funds borrowing lines with correspondent banks totaling $57,000,000 at December 31, 2004 of which $10,290,000 (average interest rate of 2.75%) were borrowed against leaving $46,710,000 available. There were no borrowings against these lines at December 31, 2003.

9. Federal Home Loan Bank Borrowings:

Federal Home Loan Bank borrowings at December 31 are as follows:

	2004	2003

Cash Management Advance, 2.35%	$21,500,000	$-
Due April 2004, 5.07%	-	3,000,000
Due May 2004, 5.35%	-	2,000,000
Due June 2004, 4.98%	-	5,000,000
Due July 2004, 5.16%	-	3,000,000
Due May 2005, 5.67%	1,000,000	1,000,000
Due June 2005, 5.26%	1,000,000	1,000,000
Due January 2006, 2.56%	1,000,000	1,000,000
Due December 2006, 3.28%	500,000	-
Due June 2007, 4.88%	4,000,000	4,000,000
Due July 2007, 4.45%	3,000,000	3,000,000
Due August 2007, 3.27%	5,000,000	-
Due September 2007, 3.23%	1,500,000	-
Due December 2007, 3.61%	1,000,000	1,000,000
Due February 2008, 3.26%	1,500,000	1,500,000
Due March 2008, 2.99%	500,000	500,000
Due August 2008, 3.75%	3,000,000	-
Due September 2008, 3.59%	1,500,000	-
Due December 2008, 3.69%	500,000	-
Due August 2009, 3.96%	1,000,000	-
Due September 2009, 3.87%	2,500,000	-
Due December 2009, 3.96%	1,000,000	-

	$51,000,000	$26,000,000
The Bank has a borrowing limit with the FHLB equal to 25% of total assets. At December 31, 2004, the borrowing line was approximately $129,100,000. At December 31, 2004, there was $51,000,000 borrowed on this line, including a $21,500,000 Cash Management Advance and $29,500,000 in term advances. The FHLB borrowing line is limited to discounted pledged collateral. FHLB stock, funds on deposit with FHLB, and loans are pledged as collateral for borrowings from FHLB. At December 31, 2004, the Bank had pledged approximately $132,000,000 in real estate loans to the FHLB ($105,000,000 in discounted pledged collateral).

10. Income Taxes:

The provision for income taxes for the years ended December 31 consist of the following:

		2004	2003	2002

Currently payable	:
Federal		$ 4,033,000	$ 3,567,000	$ 1,533,000
State		848,000	736,000	321,000

		4,881,000	4,303,000	1,854,000

Deferred:
Federal		36,000	(57,000)	271,000
State		8,000	(13,000)	56,000

		44,000	(70,000)	327,000

Total provision for income taxes		$4,925,000	$4,233,000	$2,181,000
The provision for deferred income taxes results from timing differences in the recognition of revenue and expenses for financial statement and tax purposes. The nature and tax effect of these differences for the years ended December 31are as follows:

	2004	2003	2002

Loan fees and other loan basis adjustment
differences between financial
statement and tax purposes	$92,618	$52,827	$133,511
Loan loss deduction for tax purposes
more (less) than provision for financial
reporting purposes	(89,962)	(206,842)	35,254
Depreciation deduction differences
between financial statement and
tax purposes	8,878	61,355	47,291
Federal Home Loan Bank stock dividends	35,249	39,544	47,912
Reserve for self-funded health insurance	(28,350)	-	-
Other	25,567	(16,884)	63,032

	$44,000	$(70,000)	$327,000

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the years ended December 31 was as follows:

	2004	2003	2002

Expected federal income tax provision
at 34%	$4,377,000	$3,762,000	$1,916,000
State income tax, net of federal income
tax effect	521,000	478,000	249,000
Deferred tax rate adjustments and other	27,000	(7,000)	16,000

Provision for income taxes	$4,925,000	$4,233,000	$2,181,000
The tax benefit associated with stock option plans reduced taxes payable by $332,000, $115,000 and $54,000 at December 31, 2004, 2003 and 2002, respectively. Such benefit is credited to additional paid-in capital.

The components of deferred tax assets and liabilities at December 31 are as follows:

	2004	2003	2002

Assets:
Allowance for loan losses	$1,390,044	$1,301,122	$1,045,096
Basis adjustments on loans	59,310	42,652	75,104
Reserve for self-funded insurance	28,350	-	-
Other	5,626	15,372	12,714
Net unrealized losses on securities	70,758	18,684	-

Total deferred tax assets	1,554,088	1,377,830	1,132,914

Liabilities:
Federal Home Loan Bank stock dividends	575,033	539,784	492,031
Excess tax over book depreciation	352,905	332,744	255,740
Net unrealized gains on securities	-	-	47,111
Other, principally loan origination costs	368,336	255,562	224,088

Total deferred tax liabilities	1,296,274	1,128,090	1,018,970

Net deferred tax assets	$257,814	$249,740	$113,944

Management believes that net deferred taxes will be recognized in the normal course of operations and, accordingly, net deferred tax assets have not been reduced by a valuation allowance.

11. Retirement Plan:

The Bank has a 401(k) profit sharing plan covering substantially all employees. The plan provides for employee and employer contributions. The total plan expenses, including employer contributions, were $503,586 $435,706 and $241,785 in 2004, 2003 and 2002, respectively.

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

	2004		2003		2002
		Average		Average		Average
	Options	Price	Options	Price	Options	Price
	Outstanding	Per Share	Outstanding	Per Share	Outstanding	Per Share

Balance, beginning of year	1,006,646	$8.04	930,567	$7.04	768,310	$6.56
Grants:
Employees	223,299	15.91	240,095	11.39	306,000	7.65
Directors	45,000	12.24	6,666	11.28	53,333	8.31
Exercised	(167,975)	6.71	(86,833)	6.22	(127,605)	5.18
Expired	(100,428)		(83,849)		(69,472)

Balance, end of year	1,006,542	$10.37	1,006,646	$8.04	930,567	$7.04

Options exercisable
at end of year	444,938		409,771		356,832

Options available for
grant at end of year	776,401		954,980		130,000

Outstanding options at December 31, 2004 are as follows:

	Shares		Price
	Exercisable	Total	Per Share	Expiration

	91,966	91,966	$5.05	September 2005
	127,060	167,575	$7.66	August 2006
	4,583	9,166	$7.66	September 2006
	22,222	33,334	$7.02	June 2012
	8,333	16,666	$7.80	September 2012
	125,844	213,762	$8.31	December 2007
-		10,000	$9.09	March 2008
	2,803	10,929	$9.15	June 2008
	6,666	6,666	$11.28	October 2008
	44,211	178,179	$11.82	November 2008
	11,250	45,000	$12.24	January 2009
-		12,500	$12.44	April 2009
-		8,294	$12.06	May 2009
-		2,500	$15.08	October 2009
-		200,005	$15.30	December 2009

	444,938	1,006,542

13. Transactions with Related Parties:

The Bank has granted loans to officers and directors and to companies with which they are associated. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. Activity with respect to these loans during the year ended December 31 was as follows:

	2004	2003

Balance, beginning of year	$784,304	$1,040,914

Additions or renewals	63,000	27,204
Amounts collected or renewed	(136,958)	(283,814)

Balance, end of year	$710,346	$784,304
In addition, there were $170,552 in commitments to extend credit to directors and officers at December 31, 2004, which are included as part of commitments in Note 14.

Real estate management fees of $24,956 and $31,786 were paid to director, Larry Campbell, during 2004 and 2003, respectively.

14. Financial Instruments with Off-Balance-Sheet Credit Risk:

In order to meet the financing needs of its clients, the Bank commits to extensions of credit and issues letters of credit. The Bank uses the same credit policies in making commitments and conditional obligations as it does for other products. In the event of nonperformance by the client, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments. The Bank’s collateral policies related to financial instruments with off-balance-sheet risk conform with its general underwriting guidelines.

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients.

Off-balance-sheet instruments at December 31 consist of the following:

	2004	2003

Commitments to extend credit (principally
variable rate)	$130,808,454	$101,033,184
Letters of credit and financial guarantees written	3,686,695	4,150,017

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

The estimated fair values of the financial instruments at December 31 are as follows:

	2004		2003
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$16,082,282	$16,082,282	$25,536,354	$25,536,354
Securities	27,557,731	27,557,731	30,028,736	30,028,736
Loans held for sale	2,072,351	2,109,351	1,957,670	1,984,321
Loans, net of allowance
for loan losses	451,744,165	451,731,286	348,894,225	353,009,737
Interest receivable	1,969,181	1,969,181	1,585,955	1,585,955
Federal Home Loan
Bank stock	2,807,600	2,807,600	2,738,000	2,738,000

Financial liabilities:
Deposits	403,791,306	403,739,404	356,099,070	356,321,070
Federal funds purchased	10,290,000	10,290,000	-	-
Federal Home Loan
Bank borrowings	51,000,000	51,029,583	26,000,000	26,722,000
Accrued interest payable	117,457	117,457	112,797	112,797
Cash and Cash Equivalents - The fair value approximates carrying amount.

Securities - Fair value is based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices from similar securities.

Loans Held for Sale - Fair value represents the anticipated proceeds from sale of the loans.

Loans - Fair value of fixed-rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits - Fair value of demand, interest-bearing demand and savings deposits is the amount payable on demand at the reporting date. Fair value of time deposits is estimated using the interest rates currently offered for the deposits of similar remaining maturities. In accordance with provisions of SFAS No. 107, the estimated fair values of deposits do not take into account the benefit that results from low-cost funding such deposits provide.

Federal Funds Purchased - The carrying amount is a reasonable estimate of fair value because of the short-term nature of these borrowings.

Federal Home Loan Bank Borrowings - Fair value of Federal Home Loan Bank borrowings is estimated by discounting future cash flows at rates currently available for debt with similar terms and remaining maturities.

Off-Balance-Sheet Financial Instruments - The carrying amount and fair value are based on fees charged for similar commitments and are not material.

16. Commitments and Legal Contingencies:

The Company has entered into employment agreements with two key executives, Hal Brown and Daniel Hempy. The employment agreements provide for minimum aggregate annual base salaries of $330,000, plus performance adjustments, life insurance coverage, and other perquisites commonly found in such agreements. During 2004, Mr. Brown’s employment agreement was extended one year and expires in 2007. Mr. Hempy’s employment agreement expires in 2005.

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

17. Regulatory Matters:

The Bank is subject to the regulations of certain federal and state agencies and receives periodic examinations by those regulatory authorities. In addition, the Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, and of Tier I capital to leverage assets. Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the FDIC categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are presented in the table (the Company’s capital ratios do not differ significantly from those of the Bank).

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2004:
Total capital (to risk
weighted assets)	$53,861,279	11.29%	$38,166,400	8%	$47,708,000	10%
Tier I capital (to risk
weighted assets)	48,637,300	10.19%	19,083,200	4%	28,624,800	6%
Tier I capital (to leverage
assets)	48,637,300	9.71%	20,034,440	4%	25,043,050	5%

As of December 31, 2003:
Total capital (to risk
weighted assets)	$46,260,473	12.20%	$30,363,200	8%	$37,954,000	10%
Tier I capital (to risk
weighted assets)	41,516,223	10.95%	15,181,600	4%	22,772,400	6%
Tier I capital (to leverage
assets)	41,516,223	9.82%	16,903,360	4%	21,129,200	5%

18. Parent Company Financial Information:

Financial information for Pacific Continental Corporation (Parent Company only) is presented below:

BALANCE SHEETS
December 31

	2004	2003

Assets:
Cash deposited with the Bank	$265,907	$222,094
Prepaid expenses	4,000	4,000
Deferred income taxes	323,000	246,000
Investment in the Bank, at cost plus equity
in earnings	48,799,150	41,761,756

	$49,392,057	$42,233,850

Liabilities and stockholders' equity:
Liabilities	$-	$-
Stockholders' equity	49,392,057	42,233,850

	$49,392,057	$42,233,850

STATEMENTS OF INCOME
For the Periods Ended December 31

	2004	2003	2002

Income:
Cash dividends from the Bank	$1,280,000	$1,625,000	$1,405,000
Interest income	-	-	5,798

	1,280,000	1,625,000	1,410,798

Expenses:
Investor relations	61,937	65,596	81,005
Legal and registration expense	71,549	70,958	42,435
Personnel costs paid to Bank	63,781	50,585	32,483

	197,267	187,139	155,923

Income before income tax benefit
and equity in undistributed
earnings of the Bank	1,082,733	1,437,861	1,254,875

Income tax benefit	77,000	72,000	58,000
Equity in undistributed earnings of the Bank	6,789,019	5,320,806	2,141,544

Net income	$7,948,752	$6,830,667	$3,454,419

STATEMENTS OF CASH FLOWS
For the Periods Ended December 31

	2004	2003	2002

Cash flows from operating activities:
Net income	$7,948,752	$6,830,667	$3,454,419
Adjustments to reconcile net income
to net cash provided by operating
activities:
Equity in undistributed earnings of	(6,789,069)	(5,320,806)	(2,141,544)
the Bank
Prepaid expenses	-	-	(1,500)
Deferred income taxes	(77,000)	(72,000)	(58,000)

Net cash provided by operating
activities	1,082,683	1,437,861	1,253,375

Cash flows from financing activities:
Proceeds from stock options exercised	1,127,879	540,515	661,132
Dividends paid	(2,163,789)	(1,841,438)	(1,610,219)
Shares repurchased and retired	(2,960)	(3,700)	(1,251,269)

Net cash used in financing
activities	(1,038,870)	(1,304,623)	(2,200,356)

Net increase (decrease) in cash	43,813	133,238	(946,981)

Cash, beginning of period	222,094	88,856	1,035,837

Cash, end of period	$265,907	$222,094	$88,856

ITEM 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The Audit Committee of the Board of Directors of the Company approved a change in auditors. At a meeting of the Audit Committee held on November 9, 2004, the Audit Committee appointed Moss Adams LLP to serve as the Company’s independent public accountants, effective January 1, 2005. Moss Adams LLP will replace Zirkle, Long, Trigueiro, & Ward, L.L.C. (“ZLT & W”). Pursuant to written notice dated November 8, 2004, ZLT & W declined to stand for re-appointment after completion of the current audit. ZLT & W completed the audit of the Company’s consolidated financial statements for the fiscal year ending December 31, 2004.

ZLT & W performed audits of the consolidated financial statements for the two years ended December 31, 2003 and 2002. Their reports did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two years ended December 31, 2003 and 2002 and from December 31, 2003 through November 8, 2004, the effective date of ZLT & W’s notice that it has declined to stand for re-appointment, there have been no disagreements between the Company and ZLT & W on any matter of accounting principles or practice, financial statement disclosure, or auditing scope of procedure, which disagreements would have caused ZLT & W to make reference to the subject matter of such disagreements in connection with its report.

During the two years ended December 31, 2003 and 2002, and from December 31, 2003 through November 8, 2004, the effective date of ZLT & W’s notice that it has declined to stand for re-appointment, ZLT & W did not advise the Company of any of the following matters:

1.	That the internal controls necessary for the Company to develop reliable financial statements did not exist;

2.
That information had come to ZLT & W’s attention that had led it to no longer be able to rely on management’s representations, or that had made it unwilling to be associated with the financial statements prepared by management;

3.
That there was a need to expand significantly the scope of the audit of the Company, or that information had come to ZLT & W’s attention during the two years ended December 31, 2003 and 2002, and from December 31, 2003 through November 8, 2004, that if further investigated: (i) may materially impact the fairness or reliability of either: a previously-issued audit report or underlying financial statements; or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements), or (ii) may cause it to be unwilling to rely on management’s representations or be associated with the Company’s financial statements and that, due to its determination to not stand for re-appointment, or for any other reason, ZLT & W did not so expand the scope of its audit or conduct such further investigation; or

4.
That information had come to ZLT & W’s attention that it had concluded materially impacted the fairness or reliability of either: (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant’s satisfaction, would prevent it from rendering an unqualified audit report on those financial statements), and that, due to ZLT & W’s determination to not stand for re-appointment, or for any other reason, the issue has not been resolved to ZLT & W’s satisfaction prior to its determination to not stand for re-appointment.

ZLT & W has furnished a letter to the SEC dated November 8, 2004 stating that it agrees with the above statements.

During the two years ended December 31, 2003 and 2002 and from January 1, 2004 through November 9, 2004, the date on which Moss Adams LLP was engaged to be the Company’s independent accountant, neither the Company nor anyone on its behalf had consulted Moss Adams LLP with respect to any accounting or auditing issues involving the Company. In particular, there was no discussion with the Company regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the financial statements, or any related item.

ITEM 9A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and timely reported as provided in the SEC rules and forms. As a result of this evaluation, there were no significant changes in our internal control over financial reporting during the three months ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of the Company’s published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of Pacific Continental Corporation has assessed the effectiveness its internal control over financial reporting at December 31, 2004. To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company believes that as of December 31, 2004, the internal control system over financial reporting met those criteria.

The Company’s independent auditors, Zirkle, Long, Trigueiro, & Ward, L.L.C, have issued an attestation report on the Company’s internal control over financial reporting. The attestation report can be found on pages 31 and 32 of this document.

ITEM 9b.  Other Information

None

PART III

ITEM 10  Directors and Executive Officers of the Company

The information regarding “Directors and Executive Officers of the Registrant” of the Bank is incorporated by reference from the sections entitled “ELECTION OF DIRECTORS—Nominees and Continuing Directors,” “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “COMPLIANCE WITH SECTION 16(a) FILING REQUIREMENTS” of the Company’s 2005 Annual Meeting Proxy Statement (the “Proxy Statement”).

Information regarding the Company’s Audit Committee financial expert appears under the section entitled “Information Regarding the Board of Directors and its Committees - Certain Committees of the Board” in the Company’s Proxy Statement and is incorporated by reference.

In September of 2003, consistent with the requirements of Sarbannes-Oxley, the Company adopted a Code of Ethics applicable to senior financial officers including the principal executive officer. There have been no changes in The Code of Ethics since that time. The Code of Ethics was filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year-end December 31, 2003. The Code of Ethics can also be accessed electronically by visiting the Company’s website at www.therightbank.com.

ITEM 11  Executive Compensation

The information regarding “Executive Compensation” is incorporated by reference from the sections entitled “INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES—Compensation of Directors,” and “EXECUTIVE COMPENSATION” of the Proxy Statement.

ITEM 12  Security Ownership of Certain Beneficial Owners and Management

The information regarding “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference from the sections entitled “ELECTION OF DIRECTORS—Nominees and Continuing Directors,” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of the Proxy Statement.

ITEM 13  Certain Relationships and Related Transactions

The information regarding “Certain Relationships and Related Transactions” is incorporated by reference from the section entitled “Transactions with Management” of the Proxy Statement.

ITEM 14   Principal Accountant Fees and Services

For information concerning principal accountant fees and services as well as related pre-approval policies, see “Independent Public Auditors - Fees Paid to Independent Auditor” in the Company’s Proxy Statement, which is incorporated by reference.

ITEM 15 Exhibits and Financial Statement Schedules

(a)(2)   Financial Statement Schedules

All other schedules to the financial statements required by Regulation S-X are omitted because they are not applicable, not material, or because the information is included in the financial statements or related notes

(a)(3)   Exhibit Index

Exhibit
3.1	Amended Articles of Incorporation (1)
3.2	Amended Bylaws (1)
10.2	1995 Incentive Stock Option Plan (2)
10.3	1999 Employee Stock Option Plan (2)
10.4	1995 Director’s Stock Option Plan (2)
10.5 1999 Director’s Stock Option Plan (2)
10.6	Form of Executive Severance Agreement for Messrs. Hagstrom, Reynolds, and Hansen (2)
10.7 Executive Employment Agreement for Daniel J. Hempy (2)
10.8 Executive Employment Agreement for Hal Brown (3)
10.9 Executive Severance Agreement for Roger Busse (4)
14 Code of Ethics for Senior Financial Officers and
Principal Executive Officer (5)
23.1 Accountants Consent of Zirkle, Long, Triguiero, & Ward, L.L.C.
31.1 302 Certification, Hal Brown, President and Chief Executive Officer
31.2 302 Certification, Michael A. Reynolds, Senior Vice President and
Chief Financial Officer
32 Certifications Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to Exhibits 3.1 and 3.2 of the Company’s Quarterly Report on 10-Q for the Quarter ended March 31, 2004.

(2)	Incorporated by reference to Exhibits 10.2, 10.3, 10.4, 10.5, and 10.6 of the Company’s Quarterly Report on 10-Q for the Quarter ended June 30, 1999.

(3)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on 10-Q for the Quarter ended September 30, 2002.

(4)	Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on 10-K for the year ended December 31, 2002.

(5)	Incorporated by reference to Exhibit 14 of the Company’s Annual Report on 10-K for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on March 4, 2005.

PACIFIC CONTINENTAL CORPORATION
(Company)

By: /s/ Hal Brown
Hal Brown
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 4th day of March, 2005.

Principal Executive Officer

By  /s/ Hal Brown   President and Chief Executive Officer
Hal Brown   and Director

Principal Financial and Accounting Officer

By  /s/ Michael A. Reynolds   Executive Vice President and
Michael A. Reynolds   Chief Financial Officer

Remaining Directors

By  /s/ Robert A. Ballin   Director and
Robert A. Ballin   Chairman of the Board

By  /s/ Donald G. Montgomery   Director  By  /s/ Michael D. Holzgang  Director
Donald G. Montgomery   Vice Chairman  Michael D. Holzgang

By  /s/ Donald A. Bick   Director By  /s/ Ronald F. Taylor  Director
Donald A. Bick      Ronald F. Taylor

By  /s/ Larry G. Campbell   Director By  /s/ Donald L. Krahmer  Director
Larry G. Campbell      Donald L. Krahmer, Jr.

By  /s/ Michael Holcomb   Director  By /s/ John H. Rickman   Director
Michael Holcomb     John H. Rickman