Form 10-Q
period 2005-03-31
PACIFIC CONTINENTAL CORP
filed 2005-04-27
CIK 1084717

As Filed with the Securities & Exchange Commission on April 28, 2005

SECURITIES & EXCHANGE COMMISSION

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act  of 1934 for the quarterly period ended March 31, 2005.

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

Indicate whether the Registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2).
Yes X No __

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock outstanding as of April 26, 2005:      8,740,214

PACIFIC CONTINENTAL CORPORATION
FORM 10-Q
QUARTERLY REPORT
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Consolidated Statements of Income: Three months ended March 31, 2005 and March 31, 2004	3

	Consolidated Statements of Comprehensive Income: Three months ended March 31, 2005 and March 31, 2004	4

	Consolidated Balance Sheets: March 31, 2005, December 31, 2004 and March 31, 2004	5

	Consolidated Statements of Cash Flows: Three months ended March 31, 2005 and March 31, 2004	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures on Market Risk	14

Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	none

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	none

Item 3.	Defaults Upon Senior Securities	none

Item 4.	Submission of Matters to a Vote of Security Holders	none

Item 5.	Other Information	none

Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES		16

CONSOLIDATED INCOME STATEMENT
Amounts in $ 000’s, Except for Per Share Data
(Unaudited)

	Quarter ended March 31,
	2005	2004
Interest income
Loans	$8,451	$6,467
Securities	232	214
Dividends from Federal Home Loan Bank	(12)	24
Federal funds sold	2	9
	8,673	6,714

Interest expense
Deposits	1,340	705
Federal Home Loan Bank term borrowings	370	305
Federal funds purchased	59	10
	1,769	1,020

Net interest income	6,904	5,694

Provision for loan losses	225	100

Net interest income after provision	6,679	5,594

Noninterest income
Service charges on deposit accounts	353	416
Other fee income, principally bankcard processing	325	327
Loan servicing	38	49
Mortgage banking income and gains on sales of loans	198	209
Other	57	75
	972	1,077

Noninterest expense
Salaries and employee benefits	2,668	2,360
Premises and equipment	501	412
Bankcard processing	122	100
Business development	340	243
Other	699	762
	4,330	3,877
Income before income taxes	3,321	2,794

Provision for income taxes	1,271	1,070

Net income	$2,050	$1,724

Earnings per share
Basic	$0.24	$0.20
Diluted	$0.23	$0.20
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in $ 000’s
(Unaudited)

	Quarter ended March 31,
	2005	2004
Net income	$2,050	$1,724

Unrealized gains (losses) arising during the period	(302)	272 0
	(302)	272
Income tax (expense) benefit	116	(105)
Net unrealized gains (losses) on securities available for sale	(186)	167
Comprehensive income	$1,864	$1,891

See accompanying notes.

CONSOLIDATED BALANCE SHEET
Amounts in $ 000’s
(Unaudited)

	Mar. 31,	Dec. 31,	Mar. 31,
	2005	2004	2004
ASSETS
Cash and due from banks	$16,966	$15,650	$15,473
Federal funds sold	1,210	432	422
Total cash and cash equivalents	18,176	16,082	15,895

Securities available-for-sale	25,207	27,558	29,346
Loans held for sale	1,085	2,072	1,630
Loans, less allowance for loan losses	479,632	451,744	369,636
Interest receivable	2,021	1,969	1,614
Federal Home Loan Bank stock	2,818	2,808	2,762
Property, net of accumulated depreciation	15,167	13,182	12,958
Other assets	1,889	1,215	1,317

Total assets	$545,995	$516,630	$435,158

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-bearing demand	$138,064	$132,250	$123,429
Savings and interest-bearing checking	224,674	219,681	189,983
Time $100,000 and over	49,923	31,114	21,620
Other time	22,565	20,746	24,123
Total deposits	435,226	403,791	359,155

Federal funds purchased	295	10,290	5,000
Federal Home Loan Bank borrowings	56,500	51,000	26,000
Accrued interest and other payables	2,861	2,157	1,167
Total liabilities	494,882	467,238	391,322

Stockholders' equity
Common stock	28,544	28,076	26,875
Retained earnings	22,868	21,430	16,824
Accumulated other comprehensive income (loss)	(299)	(114)	137
	51,113	49,392	43,836

Total liabilities and stockholders’ equity	$545,995	$516,630	$435,158

See accompanying notes.

 CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in $ 000’s
(Unaudited)
For quarter ended March 31,
	2005	2004
Net cash provided by operating activities	$2,278	$2,853

Cash flows from investing activities
Proceeds from sales and maturities of securities	2,402	774
Loans made net of principal collections	(28,113)	(20,907)
Purchase of property	(1,760)	(125)
Net cash used in investing activities	(27,471)	(20,259)

Cash flows from financing activities
Net increase in deposits	31,435	3,055
Increase (decrease) in fed funds purchased	(9,505)	5,000
Increase in Federal Home Loan Bank borrowings	5,500	0
Proceeds from stock options exercised	468	256
Dividends paid	(611)	(545)
Net cash provided by financing activities	27,287	7,766

Net increase (decrease) in cash and cash equivalents	2,094	(9,641)

Cash and cash equivalents, beginning of period	16,082	25,536

Cash and cash equivalents, end of period	$18,176	$15,895

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A complete set of Notes to Consolidated Financial Statements is a part of the Company’s 2004 Form 10-K filed March 4, 2005. The notes below are included due to material changes in the financial statements or to provide the reader with additional information not otherwise available. All numbers in the following notes are expressed in thousands of dollars, except per share data.

1. Basis of Presentation

The accompanying interim condensed consolidated financial statements include the accounts of Pacific Continental Corporation (the “Company”), a bank holding company, and its wholly-owned subsidiary, Pacific Continental Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, PCB Services Corporation (which owns and operates bank-related real estate) and PCB Loan Services Corporation (presently inactive). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The balance sheet data as of December 31, 2004 was derived from audited financial statements, but does not include all disclosures contained in the Company’s 2004 Form 10-K.

The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2004 consolidated financial statements, including the notes thereto, included in the Company’s 2004 Form 10-K.

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

For the Quarter Ended
	March 31, 2005	March 31, 2004
Net income - as reported	$2,050	$1,724
Deduct total stock-based employee compensation expense determined under fair value for all awards, net of related tax effects	(123)	(127)
Net income - pro forma	$1,927	$1,597

Earnings per share
Basic - as reported	$0.24	$0.20
Basic - pro forma	$0.22	$0.18
Diluted - as reported	$0.23	$0.20
Diluted - pro forma	$0.22	$0.18

Per share data for 2004 was retroactively adjusted to reflect the 5-for-4 stock split declared during the third quarter 2004.

3. Loans

Major classifications of loans at March 31, 2005, December 31, 2004, and March 31, 2004 are as follows:
	March 31, 2005	December 31, 2004	March 31, 2004
Commercial loans	$117,622	$107,538	$91,847
Real estate loans	358,974	341,111	272,981
Consumer loans	10,499	10,380	11,745
	487,095	459,029	376,573
Deferred loan origination fees	(2,083)	(2,060)	(1,677)
	485,012	456,968	374,896
Allowance for loan losses	(5,380)	(5,224)	(5,260)
	$479,632	$451,744	$369,636

Allowance for loan losses

	2005	2004
Balance, January 1	$5,224	$5,225
Provision charged to income	225	100
Loans (charged) recovered against allowance	(69)	(65)
Balance, March 31	$5,380	$5,260

The recorded investment in restructured and other impaired loans totaled $1,421,and $3,199 at March 31, 2005 and 2004, respectively. The specific valuation allowance for loan losses related to these impaired loans was $331 and $687 at March 31, 2005 and 2004, respectively, and is included in the ending allowances shown above. The average recorded investment in impaired loans was approximately $2,300 and $3,200 during the first quarter of 2005 and 2004, respectively. Interest income recognized on restructured and impaired loans was $18 and $30 in the first quarter 2005 and 2004, respectively.

A substantial portion of the loan portfolio is collateralized by real estate, and is, therefore, susceptible to changes in local market conditions. Management believes that the loan portfolio is diversified among industry groups. At March 31, 2005, outstanding residential loans totaled $66,186 and represented 13.6% of total outstanding loans. In addition, at March 31, 2005, unfunded loan commitments for residential construction totaled approximately $36,404. Outstanding residential loans at December 31, 2004 were $67,938 or 14.7% of total outstanding loans, and unfunded commitments for residential construction totaled approximately $19,008. At March 31, 2005, there were no nonaccrual loans and no impaired loans in this industry. There are no other industry concentrations in excess of 8% of total outstanding loans. It is management’s opinion that the allowance for loan losses is adequate to absorb known and inherent risks in the loan portfolio. However, actual results may differ from estimates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion contains a review of Pacific Continental Corporation and its wholly owned subsidiary Pacific Continental Bank operating results and financial condition for the first quarter of 2005. When warranted, comparisons are made to the same period in 2004 and to the previous year ended December 31, 2004. The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company’s Form 10-K for the previous year ended December 31, 2004, which contains additional statistics and explanations. All numbers, except per share data, are expressed in thousands of dollars.

In addition to historical information, this report contains ``forward-looking statements'' within the meaning of the Private Securities Litigation Reform Act of 1995 (``PSLRA''). Such forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those projected, including but not limited to the following: the concentration of loans of the company’s banking subsidiary, particularly with respect to commercial and residential real estate lending; changes in the regulatory environment and increases in associated costs, particularly on-going compliance expenses and resource allocation needs in response to the Sarbanes-Oxley Act and related rules and regulations; vendor quality and efficiency; employee recruitment and retention, specifically in the Bank’s Portland market; the company’s ability to control risks associated with rapidly changing technology both from an internal perspective as well as for external providers; increased competition among financial institutions; fluctuating interest rate environments; and similar matters. Readers are cautioned not to place undue reliance on the forward-looking statements. Pacific Continental Corporation undertakes no obligation to publicly revise or update the forward-looking statements to reflect events or circumstances that arise after the date of this release. Readers should also carefully review any risk factors described in its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other documents, including any Current Reports on Form 8-K furnished to or filed from time-to-time with the Securities Exchange Commission. This statement is included for the express purpose of invoking PSLRA's safe harbor provisions

HIGHLIGHTS
For the quarter ended March 31
	2005	2004	% Growth
Net income	$2,050	$1,724	19%

Earnings per share (1)
Basic	$0.24	$0.20	20%
Diluted	$0.23	$0.20	15%
Assets, period-end	$545,995	$435,158	25%
Loans, period-end	$485,012	374,896	29%
Deposits, period-end	$435,226	$359,154	21%

Return on assets (2)	1.57%	1.62%
Return on equity (2)	16.29%	15.94%

(1)	Per share data for 2004 was retroactively adjusted to reflect the 5-for-4 stock split declared during the third quarter 2004.
(2)	Amounts have been annualized.

The Company earned $2,050 in the first quarter 2005, a 19% increase over net income of $1,724 for the same quarter last year. The improvement in income was primarily the result of loan and deposit growth, which resulted in a $1,210 or 21% increase in net interest income.

Assets and deposits at March 31, 2005 showed growth rates of 25% and 21%, respectively over March 31, 2004. Core deposits, which are defined as demand deposits, interest checking, money market account, and local time deposits(including local time deposits in excess of $100 thousand), constitute 93% of March 31, 2005 outstanding deposits compared to 95% at March 31, 2004. Demand deposits were $138,064 or 32% of total deposits at March 31, 2005.

On March 31, 2005, the Bank closed on the purchase of property and building for its new Convention Center office in the Portland Metropolitan area, and once opened, the Bank will have four offices in the Portland market. The total purchase price was $1,750. The building will require extensive remodeling, and the new office is expected to open prior to the end of 2005.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the primary source of the Company’s revenue. Net interest income is the difference between interest income derived from earnings assets, principally loans, and interest expense associated with interest bearing liabilities, principally deposits. The volume and mix of earnings assets and funding sources, market rates of interest, demand for loans, and the availability of deposits affect net interest income.

Net interest income prior to the provision for loan loss, in the first quarter of 2005 increased $1,210, or 21%, over same period in 2004. This increase was the result of growth of earning assets as the net interest margin in first quarter 2004 fell from the same quarter last year. Average earning assets in the current quarter increased 25% from $396,051 in the first quarter 2004 to $495,585 in the first quarter 2005. Growth in average earning assets in first quarter 2005 compared to first quarter 2004 was entirely attributable to $104,387 or 26% growth in average loans.

Net interest margin as a percentage of earning assets was 5.65% in the first quarter of 2005 compared to 5.87% in the fourth quarter 2004 and 5.78% for first quarter 2004. The margin compression experienced in the first quarter 2005 compared to the previous quarter and the same quarter last year was the result of higher funding costs. Strong loan growth during the first quarter created the need for use of higher rate alternative funding including overnight Fed Funds, Federal Home Loan Bank borrowings, and public deposits. In addition, the Bank continued to experience higher costs on approximately $93,000 in money market accounts indexed to the 91-day Treasury bill. This key market interest rate has been moving upward, increasing rates on the Bank’s money market accounts, in advance of increases in the Bank’s prime-lending rate, thus compressing the net interest margin.

The use of higher cost alternative funding and the lag time between increases in market interest rates and the prime-lending rate have increased the Bank’s cost of funds at a faster rate than loan yields. Earning asset yields in the current quarter were 7.10% compared to 6.82% last year, an increase of 28 basis points. Cost of liabilities increased by 41 basis points during the same time period from 1.07% to 1.48%.

A detailed comparison of interest income and interest expense between first quarter 2005 and first quarter 2004 shows that interest income increased by $1,959. Increased volume of earning assets improved interest income by $1,682, while higher yields on earning assets improved interest income by $277. The interest expense component of the net interest margin in first quarter 2005 increased by $749 as higher volumes of interest-bearing liabilities increased interest expense by $334, while higher rates paid on interest-bearing liabilities increased interest expense by $415.

The Company’s outlook with respect to its net interest margin for the remainder of 2005 is stable to slightly higher when compared to the net interest margin achieved during the first quarter 2005. The Bank remains asset sensitive and anticipated increases in market interest rates are expected to lead to modest improvement in the margin.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the first three months of 2005:

2005

Balance, December 31, 2004	$5,224
Provision charged to income	225
Loans charged off	(90)
Recoveries credited to allowance	21

Balance, March 31, 2005	$5,380

The first quarter 2005 provision for loan losses was $225, compared to $100 for the same quarter last year.
The higher provision in first quarter 2005 reflects strong loan growth during the period. The loan loss provision for 2005 is expected to increase in subsequent quarters and is more contingent upon future loan growth as there is only limited additional benefit available from further improvement in the overall credit quality of the portfolio.

Net loan losses in first quarter 2005 were $69, compared to $65 in net loan losses reported for first quarter 2004. Annualized net loan losses to average outstanding loans were 0.06% for first quarter 2005 compared to 0.07% for first quarter 2004.

The allowance for loan losses at March 31, 2005 was 1.11% of period end loans compared to 1.14% and 1.40% at December 31, 2004 and March 31, 2004, respectively. At March 31, 2005, the allowance for loan losses as a percentage of net nonperforming loans was 631% or 6.3 times the level of net nonperforming. That compares to 468% and 362% at December 31, 2004 and March 31, 2004, respectively. The allowance at March 31, 2005 includes $331 in specific allowance (included in the ending allowance above) for impaired loans, which total $1,421. Impaired loans include $836 nonaccrual loans and three loans totaling $585 that are performing under revised terms. At December 31, 2004, the Company had $2,800 of restructured and impaired loans with a specific allowance of $510 assigned. At March 31, 2004, the Company had $3,199 of restructured and impaired loans with a specific allowance of $628 assigned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned for the periods covered in this report:

	Mar. 31, 2005	Dec. 31, 2004	Mar. 31, 2004
Nonaccrual loans	$956	$1,004	$1,481
90 days past due and accruing interest	16	213	132
Total nonperforming loans	972	1,217	1,613
Nonperforming loans guaranteed by the government	(119)	(101)	(160)
Net nonperforming loans	853	1,116	1,453
Foreclosed assets	262	262	371
Total nonperforming asset, net of guaranteed loans	$1,115	$1,378	$1,824

At March 31, 2005, net nonperforming assets as a percentage of total assets was 0.20%. That compares to total net nonperforming assets to total assets of 0.22% and 0.39% at December 31, 2004 and March 31, 2004, respectively.

Noninterest Income

Noninterest income was $972 in the first quarter of 2005, a decrease of $105 or 10% from the same period in 2004. First quarter 2005 noninterest income was negatively impacted by declines in four categories: account service charges; non-sufficient funds and overdraft fees; merchant bankcard revenues; and revenues from the origination and sales of residential mortgages. The $63 decline experienced in account service charges was the result of the increase in short-term market interest rates, which increased the earnings credit on analyzed business demand accounts and, correspondingly reduced fee income charged on these accounts. Although NSF/OD fees were increased by $2 per item in November 2004, the number of items on which fees were charged declined resulting in a $17 drop in these fees. First quarter 2005 merchant bankcard processing fees were down $18 from the first quarter 2005, as pricing pressures and the loss of a few merchant clients impacted transaction volumes. Last, revenues from the origination of residential mortgages were $198 in the first quarter 2005, an $11 decrease from first quarter 2005.

On the expectation that both short-term and long-term market interest rates will continue to rise during the second quarter 2005, noninterest income is expected to be flat or down slightly from that experienced last year in the same period. However, anticipated loan growth and corresponding growth in net interest income should more than offset any decline in noninterest income.

Noninterest Expense

Noninterest expense in the first quarter 2004 was $4,330, an increase of $453 or 12% over the same period in 2004. Growth in noninterest expense was attributable to four categories: personnel expense; occupancy, and equipment; advertising; and other real estate expense. Comparing the first quarter 2005 to first quarter 2004, the largest increase is in personnel expense, which grew by $308 or 13% over last year, reflecting personnel costs for bankers added during late 2004 and during the first quarter 2005, and increased group insurance costs. Salaries and commissions accounted for $203 of the increase in personnel costs, while increased group insurance costs accounted for $83 of additional personnel expense. First quarter 2005 occupancy and equipment expense totaled $512, an increase of $89 or 22% over first quarter 2004. This increase related to additional expenses related to extensive remodeling of the Company’s Olive Street office during the current quarter. During the first quarter 2005, the Bank introduced new media advertising. The production costs associated with this campaign, combined with a planned increase in the Bank’s Portland market advertising expenditures, resulted in an increase of $103 in advertising expense when compared to the first quarter 2004. Other real estate expense in the first quarter 2005 was a modest $12 compared to other real estate income of $55 for first quarter 2004, resulting in a $67 increase in this category.

For the year 2005, the Company expects a higher rate of growth in noninterest expenses than last year in anticipation of increased staffing and marketing expenses related to the opening of the Bank’s fourth metropolitan Portland office. During the next 60 days, the Bank expects to open a temporary facility near the new Portland office location that will be staffed by four to five experienced bankers who will begin business development efforts in the area of the new location. The Bank also expects to add staff in the next 60 to 90 days to fill the vacant positions in existing offices.

LIQUIDITY

Liquidity is the term used to define the Company’s ability to meet its financial commitments. The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds. The Company derives liquidity primarily through core deposit growth, the maturity of investment securities, and loan payments. Core deposits include demand, interest checking, money market, savings and local time deposits, including local time deposits in excess of $100. Additional liquidity is provided through sales of loans, sales of securities, and access to alternative funding sources. National time deposits, public deposits, Federal Home Loan Bank borrowings, and unsecured overnight fed funds borrowings are referred to as alternative funding sources.

Core deposits represented 93% of total deposits at March 31, 2005 compared to 95% at March 31, 2004. Historically, due to seasonal construction and economic activity and client payment of various tax obligations, the Company experiences a decline or slower growth of core deposits during the first quarter of each year. However, during the first quarter 2005, the Company experienced a $22,112 increase in core deposits from December 31, 2004. At March 31, 2005, time deposits in excess of $100,000 totaled $49,923, an increase of $21,962 over December 31, 2004. Local deposits accounted for $10,000 of this growth, while public deposits accounted for the remainder of the growth in this deposit category. During the quarter, the Company grew outstanding loans, including loans held for sale by $27,047. Core deposit growth funded 82% of net loan growth during the first quarter 2005. Alternative funding sources funded the remainder of loan growth during the quarter. At March 31, 2005, alternative funding sources were funding 15.9% of total Company assets. That compares to 13.7% alternative funding to total assets at December 31, 2004. Between 13% to 16% of total Bank assets have been funded by alternative funding sources during the last five years.

The Bank has a borrowing limit with the Federal Home Loan Bank of Seattle (the “FHLB”) equal to 25% of total assets. At March 31, 2005, the borrowing line was approximately $136,000 and, there was $56,500 advanced on this line. The borrowing line at the FHLB is limited to discounted pledged collateral, which totaled approximately $109,000 at March 31, 2005. In addition to the borrowing line at the FHLB, the Bank has established unsecured overnight lines totaling $57,000 with various correspondent banks and the Federal Reserve Bank of San Francisco. At March 31, 2005, the Bank had $56,705 of the overnight lines available with correspondent banks. Other sources of liquidity available to the Bank included $2,000 in funding available through the State of Oregon time deposit program with community banks and a portion of the Bank’s loan portfolio, which contains in excess of $26,000 in marketable government guaranteed loans.

CAPITAL RESOURCES

Capital is the shareholder’s investment in the Company. Capital grows through the retention of earnings and the issuance of new stock through the exercise of stock options and decreases through the payment of dividends and share repurchase programs. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Banking regulations require the Company to maintain minimum levels of capital. The Company manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating). A “well-capitalized” rating from the FDIC requires that the Bank maintain risk-based capital levels of 10% of total risk-based assets. At March 31, 2005, the Company’s total capital to risk weighted assets was 11.13%, compared to 12.06% at March 31, 2004.

The Company’s board of directors reviews its dividend considerations so that cash dividends, when and if declared by the Company, would typically be paid in mid-March, June, September, and December of each year. On February 16, 2005, the Company declared its first quarter dividend of $0.07 per share paid on March 15, 2005 to shareholders of record on February 28, 2005. The Company expects to maintain the $0.07 per share dividend per quarter during 2005, which would result in an annual dividend of $0.28 per share, and would equate to an 11.2% increase over the prior year, when adjusted for the 5-for-4 stock split declared in September 2004.

The Company projects that earnings retention and existing capital will be sufficient to fund anticipated asset growth and shareholder dividends, while maintaining a well-capitalized designation from the FDIC.

CRITICAL ACCOUNTING POLICIES

Companies frequently apply certain critical accounting policies requiring management to make subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. The Company considers its only material critical accounting policy to relate to the adequacy of the allowance for loans losses for outstanding loans and unfunded loan commitments. The allowance for outstanding loans is classified as a reserve account offsetting outstanding loans, and the allowance for unfunded commitments is classified as an other liability on the balance sheet. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balance of the allowance for loan losses for outstanding loans and unfunded commitments are maintained at an amount management believes will be adequate to absorb known and inherent losses in the loan portfolio and commitments to fund loans. The appropriate balance of the allowance for loan losses is determined by applying loss factors to the credit exposure from outstanding loans and unfunded loan commitments. Estimated loss factors are based on subjective measurements including management’s assessment of the internal risk classifications, changes in the nature of the loan portfolios, industry concentrations, and the impact of current local, regional, and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations, or liquidity.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit. The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2005, the Bank had $131,484 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At March 31, 2005, the Bank had $6,072 in letters of credit and financial guarantees written.

The Bank also has internal guidance lines of credit established for certain borrowers, primarily in the residential construction industry. These guidance lines are not contractual commitments to extend credit, and may be terminated by the Bank for any reason without any obligation to the borrower. These lines provide the Bank’s lenders limits on future extensions of credit to certain borrowers. The Bank uses the same credit policies in establishing internal guidance lines as it does for other credit products. At March 31, 2005, the Bank had established guidance lines totaling approximately $25,431.

The Company has entered into an employment agreement with its President and Chief Executive Officer, Hal Brown. The agreement provides for a minimum aggregate annual base salary of $175, plus performance adjustments, life insurance coverage, and other perquisites commonly found in such agreements. During 2004, Mr. Brown’s contract was extended one year and expires in 2007.

Subsequent to March 31, 2005, the Company entered into Severance/Change of Control agreements with several senior officers including, Executive Vice Presidents Roger Busse, Mitch Hagstrom, Daniel Hempy, and Michael Reynolds. The new agreements supersedes and replace any existing employment/severance agreement that is currently in place with each of these officers. Under the new agreements, each executive is eligible for two different payments in connection with a change in control of the Company. If the executive remains employed through the date of a change in control, the executive will receive a lump sum change in control payment based on the highest annualized salary, including bonus for each of the three most recent calendar years. Each executive is also eligible for a salary continuation payment following the change of control, payable in the case of termination event after a change of control. Copies of the agreements for the four executives are included as exhibits in this Form 10-Q for the quarter ended March 31, 2005.

Item 3. Quantitative and Qualitative Disclosures on Market Risk

There has been no material change in the Bank’s exposure to market risk. Readers are referred to the Bank’s Form 10-K and the Annual Report to Shareholders for the period ending December 31, 2004, for specific discussion.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of March 31, 2005, the date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

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

3.1 Amended and Restated Bylaws for the Company
10.1 Executive Severance/Change of Control Agreement for Roger Busse
10.2 Executive Severance/Change of Control Agreement for Mitch Hagstrom
10.3 Executive Severance/Change of Control Agreement for Daniel Hempy
10.4 Executive Severance/Change of Control Agreement for Michael Reynolds
10.5 Director Fee Schedule, Effective January 1, 2005
31.1 302 Certification, Hal Brown, President and Chief Executive Officer
31.2 302 Certification, Michael A. Reynolds, Executive Vice President and
  Chief Financial Officer
32 Certifications Pursuant to 18 U.S.C. Section 1350 3.1 Amendment to Bylaws

(b)	Reports on Form 8-K

A Report on Form 8-K was furnished by Pacific Continental Corporation on January 19, 2005 that announced earnings for the fourth quarter and year-end December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION
(Registrant)

Dated April 28, 2005	/s/ Hal Brown
Hal Brown
President and Chief Executive Officer

Dated April 28, 2005	/s/ Michael A. Reynolds
Michael A. Reynolds
Executive Vice President and Chief Financial Officer