Form 10-Q
period 2005-06-30
PACIFIC CONTINENTAL CORP
filed 2005-08-03
CIK 1084717

As Filed with the Securities & Exchange Commission on August 3, 2005

SECURITIES & EXCHANGE COMMISSION

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act  of 1934 for the quarterly period ended June 30, 2005.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2).
Yes _X_  No __

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock outstanding as of July 29, 2005:  8,766,251

PACIFIC CONTINENTAL CORPORATION
FORM 10-Q
QUARTERLY REPORT
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Consolidated Statements of Income:	3
	Three and six months ended June 30, 2005, and June 30, 2004

	Consolidated Statements of Comprehensive Income:	4
	Three and six months ended June 30, 2005 and June 30, 2004

	Consolidated Balance Sheets:	5
	June 30, 2005, December 31, 2004 and June 30, 2004

	Consolidated Statements of Cash Flows:	6
	Six months ended June 30, 2005 and June 30, 2004

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial	9
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	none

Item 2.	Changes in Securities, Use of Proceeds, and Issuer Repurchases of Equity Securities	none

Item 3.	Defaults Upon Senior Securities	none

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	none

Item 6.	Exhibits	17

SIGNATURES		18

PART I
Item 1.     Financial Statements
CONSOLIDATED STATEMENTS OF INCOME
Amounts in $1,000’s
(Unaudited)

                                                               Three months ended June 30,           Six months ended June 30,
	2005	2004	2005	2004
Interest income
Loans	$9,191	$6,727	$17,642	$13,194
Securities	238	233	470	447
Dividends on Federal Home Loan Bank stock		23	(12)	47
Federal funds sold	3	1	5	10
	9,432	6,984	18,105	13,698

Interest expense
Deposits	1,616	718	2,956	1,423
Federal Home Loan Bank borrowings	473	249	843	554
Federal funds purchased	22	45	81	55
	2,111	1,012	3,880	2,032

Net interest income	7,321	5,972	14,225	11,666

Provision for loan losses	325	75	550	175
Net interest income after provision	6,996	5,897	13,675	11,491

Noninterest income
Service charges on deposit accounts	350	413	703	829
Other fee income, principally bankcard	363	350	688	677
Loan servicing fees	41	49	79	98
Mortgage banking income and gains on loan sales	275	266	473	475
Loss on sale of securities	0	(13)	0	(13)
Other noninterest income	62	87	120	163
	1,091	1,152	2,063	2,229

Noninterest expense
Salaries and employee benefits	2,676	2,352	5,344	4,712
Premises and equipment	525	437	1,026	849
Bankcard processing	122	122	244	222
Business development	325	304	665	547
Other noninterest expense	712	684	1,411	1,446
	4,360	3,899	8,690	7,776

Income before income taxes	3,727	3,150	7,048	5,944
Provision for income taxes	1,422	1,202	2,693	2,272

Net income	$2,305	$1,948	$4,355	$3,672

Earnings per share
Basic	$0.26	$0.23	$0.50	$0.43
Diluted	$0.26	$0.22	$0.49	$0.42

Weighted average shares outstanding
Basic	8,747	8,557	8,723	8,529
Common stock equivalents attributable to stock options	244	219	259	220
Diluted	8,991	8,776	8,982	8,749

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in $1,000’s
(Unaudited)

                                                                      Three months ended June 30,                Six months ended June 30,
	2005	2004	2005	2004
Net income	$2,305	$1,948	$4,355	$3,672

Unrealized gains (losses) on Investment Securities
Unrealized gains (losses) arising during the period	218	(646)	(83)	(374)
Reclassification for (gains) losses included in statement of income	0	13	0	13
	218	(633)	(83)	(361)
Income tax (expense) benefit	(84)	244	32	139
Net unrealized gains (losses) on securities available for sale	134	(389)	(51)	(222)
Comprehensive Income	$2,439	$1,559	$4,304	$3,450

See accompanying notes.

CONSOLIDATED BALANCE SHEETS
Amounts in $1,000’s
(Unaudited)

	June 30,	December, 31,	June 30,
	2005	2004	2004

Assets
Cash and due from banks	$20,307	$15,650	$15,923
Federal funds sold	300	432	729
Total cash and cash equivalents	20,607	16,082	16,652

Securities available-for-sale	28,639	27,558	27,755
Loans held for sale	1,738	2,072	1,543
Loans, less allowance for loan losses	481,307	451,744	396,165
Interest receivable	2,019	1,969	1,614
Federal Home Loan Bank stock	2,819	2,808	2,785
Property, net of accumulated depreciation	15,152	13,182	12,823
Foreclosed assets	0	262	343
Deferred income taxes	255	258	389
Other assets	1,232	695	640

Total assets	$553,768	$516,630	$460,709

Liabilities and stockholders' equity
Deposits
Noninterest-bearing demand	$139,047	$132,249	$126,126
Savings and interest-bearing checking	237,253	219,681	198,286
Time $100,000 and over	48,427	31,115	38,232
Other time	26,165	20,746	23,519
	450,892	403,791	386,163

Federal funds purchased	1,685	10,290	11,975
Federal Home Loan Bank term advances	46,000	51,000	16,000
Accrued interest and other liabilities	2,058	2,157	1,363
Total liabilities	500,635	467,238	415,501

Stockholders' equity
Common stock	28,737	28,076	27,237
Retained earnings	24,561	21,430	18,223
Accumulated other comprehensive income (loss)	(165)	(114)	(252)
Total stockholders' equity	53,133	49,392	45,208

	$553,768	$516,630	$460,709

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in $1,000’s
(Unaudited)

	For six months ended June 30,
	2005	2004

Cash flows from operating activity:
Net cash provided by operating activities	$7,075	$4,999

Cash flows from investing activities
Proceeds from sales and maturities of securities	3,874	4,242
Purchase of securities	(4,966)	(2,015)
Loans made net of principal collections	(33,881)	(47,445)
Purchase of property	(452)	(229)

Net cash used in investing activities	(35,425)	(45,447)

Cash flows from financing activities
Net increase in deposits	47,101	30,064
Increase (decrease) in fed funds purchased	(8,605)	11,975
Decrease in Federal Home Loan Bank borrowings	(5,000)	(10,000)
Proceeds from stock options exercised	603	619
Dividends paid	(1,224)	(1,094)

Net cash provided by financing activities	32,875	31,564

Net increase (decrease) in cash and cash equivalents	4,525	(8,884)

Cash and cash equivalents, beginning of period	16,082	25,536

Cash and cash equivalents, end of period	$20,607	$16,652

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A complete set of Notes to Consolidated Financial Statements is a part of the Company’s 2004 Form 10-K filed in March 2005. The notes below are included because of material changes in the financial statements or to provide the reader with additional information not otherwise available. All numbers in the following notes are expressed in dollar thousands, except per share data.

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

2. Stock Option Plans

The Company applies the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, in accounting for its stock option plans. Accordingly, no stock-based employee compensation expense is reflected in net income as all options were granted at an exercise price equal to the market value of the underlying common stock on the date of the grant. The following tables illustrate the effect on net income and earnings per share for six months ended June 30, 2005 and for the three months ended June 30, 2005 if the Company had applied the optional fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                                              For the Six Months Ended
	June 30, 2005	June 30, 2004
Net income - as reported	$4,355	$3,672
Deduct total stock-based employee compensation expense determined under fair value for all awards, net of related tax effects	(276)	(220)
Net income - pro forma	$4,079	$3,452

Earnings per share
Basic - as reported	$0.50	$0.43
Basic - pro forma	$0.47	$0.40
Diluted - as reported	$0.49	$0.42
Diluted - pro forma	$0.45	$0.40

                                                                         For the Three Month Ended
	June 30, 2005	June 30, 2004
Net income - as reported	$2,305	$1,948
Deduct total stock-based employee compensation expense determined under fair value for all awards, net of related tax effects	(153)	(110)
Net income - pro forma	$2,152	$1,838

Earnings per share
Basic - as reported	$0.26	$0.23
Basic - pro forma	$0.25	$0.21
Diluted - as reported	$0.26	$0.22
Diluted - pro forma	$0.24	$0.21

3. Loans

Major classifications of loans at June 30, 2005, December 31, 2004, and June 30, 2004 are as follows:

	June 30, 2005	December 31, 2004	June 30, 2004
Commercial loans	$118,199	$107,538	97,056
Real estate loans	360,642	341,111	294,790
Consumer loans	9,934	10,380	11,236
	488,775	459,029	403,082
Deferred loan origination fees	(1,962)	(2,061)	(1,787)
	486,813	456,968	401,295
Allowance for loan losses	(5,506)	(5,224)	(5,130)
	$481,307	$451,744	$396,165

Allowance for loan losses
	2005	2004
Balance, January 1	$5,224	$5,225
Provision charged to income	550	175
Loans charged against allowance	(326)	(308)
Loans recovered against allowance	58	38
Balance, June 30	$5,506	$5,130

The recorded investment in restructured and other impaired loans totaled $973 and $3,357 at June 30, 2005 and 2004, respectively. The specific valuation allowance for loan losses related to these impaired loans was $418 and $703 at June 30, 2005 and 2004, respectively, and is included in the ending allowances shown above. The average recorded investment for the first six months of 2005 and 2004 respectively, was approximately $1,650 and $3,250. Interest income recognized on restructured and impaired loans was $18 and $20 during the first six months of 2005 and 2004, respectively.

A substantial portion of the loan portfolio is collateralized by real estate, and is, therefore, susceptible to changes in local market conditions. Management believes that the loan portfolio is diversified among industry groups. At June 30, 2005, outstanding residential construction loans totaled $69,241 and represented 14.2% of total outstanding loans. In addition, at June 30, 2005, unfunded loan commitments for residential construction totaled approximately $31,998. Outstanding residential loans at December 31, 2004 were $67,938 or 14.7% of total outstanding loans, and unfunded commitments for residential construction totaled approximately $19,008. At June 30, 2005, there were no nonaccrual loans ,nor any impaired loans represented by the construction loan segment of the portfolio. There are no other industry concentrations in excess of 8% of total outstanding loans. It is management’s opinion that the allowance for loan losses is adequate to absorb known and inherent risks in the loan portfolio. However, actual results may differ from estimates.

4. Recently Issued Accounting Standards

In December 2004, the FASB issued Statement No. 123(R) “Share-Based Payment.” This statement replaces existing requirements under SFAS No. 123 “Accounting for Stock-Based Compensation,” and eliminates the ability to account for share-based compensation transactions under APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires stock-based transactions to be recognized as compensation expense in the income statement based on their fair values at the date of grant. The fair value should be estimated using option-pricing models such as the Black-Scholes model or a binomial model. This statement is effective beginning January 1, 2006. At this time, the Company does not believe the future impact on earnings to be materially different than what has historically been reported as the pro forma effect to income in Note 2 included herein and in Note 1 to the Company’s December 31, 2004, consolidated financial statements contained in Form 10-K. The impact to operating and financing cash flows is not considered to be material to the consolidated financial statements

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion contains a review of Pacific Continental Corporation and its wholly owned subsidiary Pacific Continental Bank’s operating results and financial condition for the six and three months ended June 30, 2005. When warranted, comparisons are made to the same period in 2004 and to the previous year ended December 31, 2004. The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company’s Form 10-K for the previous year ended December 31, 2004, which contains additional statistics and explanations. All numbers, except per share data, are expressed in thousands of dollars.

In addition to historical information, this report contains ``forward-looking statements'' within the meaning of the Private Securities Litigation Reform Act of 1995 (``PSLRA''). Such forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those projected, including but not limited to the following: the concentration of loans of the company’s banking subsidiary, particularly with respect to commercial and residential real estate lending; changes in the regulatory environment and increases in associated costs, particularly on-going compliance expenses and resource allocation needs in response to the Sarbanes-Oxley Act and related rules and regulations; vendor quality and efficiency; employee recruitment and retention, specifically in the Bank’s Portland market; the company’s ability to control risks associated with rapidly changing technology both from an internal perspective as well as for external providers; increased competition among financial institutions; fluctuating interest rate environments; and similar matters. Readers are cautioned not to place undue reliance on the forward-looking statements. Pacific Continental Corporation undertakes no obligation to publicly revise or update the forward-looking statements to reflect events or circumstances that arise after the date of this release. Readers should also carefully review any risk factors described in its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other documents, including any Current Reports on Form 8-K furnished to or filed from time-to-time with the Securities Exchange Commission. This statement is included for the express purpose of invoking PSLRA's safe harbor provisions.

HIGHLIGHTS

                                     For the three months ended June 30,                        For the six months ended June 30,
	2005	2004	% Change	2005	2004	% Change
Net income	$2,305	$1,948	18%	$4,355	$3,672	19%

Earnings per share (1)
Basic	$0.26	$0.23	13%	$0.50	$0.43	16%
Diluted	$0.26	$0.22	18%	$0.49	$0.42	17%

Loans, at period end (2)				$488,551	$402,838	21%
Deposits, at period end				$450,892	$386,163	17%

Return on assets (3)	1.68%	1.74%		1.63%	1.68%
Return on equity (3)	17.55%	17.37%		16.93%	16.67%
Net interest margin (3)	5.71%	5.74%		5.68%	5.76%

(1)	Per share data for 2004 was retroactively adjusted to reflect the 5-for-4 stock split declared during the third quarter 2004.
(2)	Includes loans held for sale
(3)	Amounts have been annualized.

The Company earned $2,305 in the second quarter 2005, an 18% increase over net income of $1,948 for the same quarter last year. The improvement in net income was primarily the result of increased operating revenues, which consist of net interest income plus noninterest income. Operating revenues were up $1,364 in second quarter 2005 compared to second quarter 2004. Operating revenue growth was driven by a 23% increase in average earning assets, primarily loans, which resulted in a 23% increase in net interest income. Improvement in net interest income was partially offset by a $61 or 5% decline in noninterest income.

Through June 30, 2005, the Company reported net income of $4,355, a 19% increase over net income of $3,672 for the comparable period last year. Earnings per diluted share were $0.49 for the first six months of the current year compared to $0.42 for the same period last year. The improvement in year-to-date income was similar to the quarter-over-quarter growth as operating revenues increased by $2,393 or 17% primarily due to increased loan volumes.

Outstanding loans and deposits at June 30, 2005 showed growth rates of 21% and 17%, respectively, over June 30, 2004. Core deposits, which are defined as demand deposits, interest checking, money market account, and local time deposits, constitute 92% of June 30, 2005 outstanding deposits. Demand deposits were $139,046 or 31% of total deposits at June 30, 2005.

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

Net interest income, prior to the provision for loan losses, for the second quarter of 2005 increased $1,349, or 23%, over same period in 2004. This increase was the result of growth of earning assets, primarily loans. Average earning assets in the current quarter increased 23% from $418,548 in the second quarter 2004 to $514,382 in the second quarter 2005.

The net interest margin as a percentage of earning assets was 5.71% in the second quarter 2005 compared to 5.74% in the second quarter 2004, a decline of 3 basis points. However, the net interest margin in the second quarter 2005 improved by 6 basis points over the 5.65% net interest margin reported for the first quarter 2005. Earning asset yields in the second quarter 2005 were 7.35% compared to 6.71% in the second quarter 2004, an increase of 64 basis points. Loan fees in the second quarter 2005 were $495, and contributed 39 basis points to earning asset yields during the quarter. That compares to loan fees of $363 reported for the second quarter 2004 or 35 basis points. The improvement in earning asset yields was more than offset by an increase in the cost of funds, which moved from 0.97% in second quarter 2004 to 1.65% in second quarter 2005.

The year-to-date net interest margin as a percentage of earning assets through June 30, 2005 showed results similar to the quarter-to-quarter comparison. For the first six months of 2005, net interest income, prior to the provision for loan loss, totaled $14,225, an increase of 22% over $11,666 for the same period in 2004. Year-to-date average earning assets increased 24% as compared to the same period in 2004, while net interest income as a percent of earning assets declined from 5.76% in 2004 to 5.68% in 2005. The decrease resulted from the Bank’s cost of funds rising faster than yields on earning assets. Through June 30, 2005, the Bank’s cost of funds has increased 55 basis points when compared to June 30, 2004, while earning asset yields have increased 47 basis points. A detailed rate and volume analysis shows that the interest income component increased by $4,407, a $3,254 improvement due to higher volumes, combined with a $1,153 improvement due to higher rates. The year-to-date June 30, 2005 interest expense component was $1,848 higher than the same period last year. The increase in interest expense shows $850 was due to increased volumes and the mix of funding and $998 was due to an increase in rates.

The Company’s outlook with respect to its net interest margin for the remainder of 2005 is stable to slightly higher when compared to the net interest margin achieved during the first six months of 2005. The Bank remains asset sensitive and anticipated increases in market interest rates are expected to lead to modest improvement in the margin. However, the Bank does anticipate strong loan growth during the remainder of the year. Improvement in the margin will require core deposit growth commensurate with loan growth. Use of alternative or wholesale funding during the last half of the year to fund anticipated loan growth could negatively impact the net interest margin. In addition, the Bank has experienced higher costs on approximately $106,000 in money market accounts indexed to the 91-day Treasury bill. This key market interest rate has been moving upward, increasing rates on the Bank’s money market accounts, in advance of increases in the Bank’s prime-lending rate, thus creating net interest margin compression. Further increases in market rates are expected to temporarily increase cost of funds faster than loan yields.

Provision for Loan Losses

Below is a summary of the Company’s allowance for loan losses for the first six months of 2005:

2005

Balance, December 31, 2004	$5,224
Provision charged to income	550
Loans charged off	(326)
Recoveries credited to allowance	58

Balance, June 30, 2005	$5,506

The second quarter 2005 provision for loan losses was $325, compared to $75 for the same quarter last year. Through June 30, 2005, the provision for loan losses was $550 compared to $175 for the same period last year. The higher provision during the first six months of 2005 reflects loan growth during the period. The loan loss provision for 2005 is expected to increase in subsequent quarters and is primarily dependent upon future loan growth as there is expected to be little change in the overall strong credit quality of the portfolio.

Net loan losses through June 30, 2005 were $268, compared to $271 in net loan losses reported for last year. Annualized net loan losses to average outstanding loans were 0.11% for the first six months of 2005 compared to 0.14% for first six months of 2004.

The allowance for loan losses at June 30, 2005 was 1.13% of period end loans compared to 1.14% and 1.27% at December 31, 2004 and June 30, 2004, respectively. At June 30, 2005, the Bank also has reserved $182 for possible losses on unfunded loan commitments, which is classified in other liabilities on the balance sheet. At June 30, 2005, the allowance for loan losses as a percentage of net nonperforming loans was 555% or 5.6 times the level of net nonperforming loans. That compares to 468% and 351% at December 31, 2004 and March 31, 2004, respectively. The allowance at June 30, 2005 includes $544 in specific allowance (included in the ending allowance above) for impaired loans, which total $1,544. Impaired loans include $973 nonaccrual loans and three loans totaling $571 that are performing under revised terms. At December 31, 2004, the Company had $2,800 of restructured and impaired loans with a specific allowance of $510 assigned. At June 30, 2004, the Company had $3,357 of restructured and impaired loans with a specific allowance of $703 assigned.

During the second quarter 2005, the Bank sold a single property included in foreclosed assets. The Bank anticipates that a nonperforming loan of approximately $500 included on nonaccrual status will move into foreclosed assets during the third quarter. An undetermined charge off is expected to be recorded with the transfer of this loan to foreclosed assets.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned for the periods covered in this report:

	June 30, 2005	Dec. 31, 2004	June 30, 2004
Nonaccrual loans	$1,097	$1,004	$1,876
90 days past due and accruing interest	19	213	0
Total nonperforming loans	1,116	1,217	1,876
Nonperforming loans guaranteed by the government	(124)	(101)	(415)
Net nonperforming loans	992	1,116	1,461
Foreclosed assets	0	262	343
Total nonperforming asset, net of guaranteed loans	$992	$1,378	$1,804

Noninterest Income

Year-to-date June 30, 2005 noninterest income was $2,063, a decrease of $166 or 7% from the same period in 2004. Year-to-date noninterest income was negatively impacted by declines in three categories: account service charges; non-sufficient funds and overdraft fees; and merchant bankcard revenues. The $112 decline experienced in account service charges was the result of the increase in short-term market interest rates, which increased the earnings credit on analyzed business demand accounts and, correspondingly reduced fee income charged on these accounts. Although NSF/OD fees were increased by $2 per item in November 2004, the number of items on which fees were charged declined resulting in a $36 drop in these fees. Merchant bankcard processing fees for the first six months of 2005 were down $29 from last year, as pricing pressures and the loss of a few merchant clients impacted transaction volumes. June 30, 2005 revenues from the origination of residential mortgages, which constitutes 23% of noninterest income is virtually flat with revenues from a year ago for the same period.

On the expectation that both short-term market interest rates will continue to rise during the third quarter 2005, noninterest income is expected to be flat or down slightly from that experienced last year in the same period. Improvement in noninterest income during the last six months of 2005 is partially dependent upon long-term interest rates and their effect on the level of residential mortgage originations.

Noninterest Expense

Year-to-date June 30, 2005 noninterest expense was $8,690 an increase of $914 or 12% over the same period in 2004. Growth in noninterest expense was attributable to four categories: personnel expense; premises and equipment; advertising; and other real estate expense. Comparing the first six months 2005 to the same period last year 2004, the largest increase was in personnel expense, which grew by $632 or 13% over last year, reflecting personnel costs for bankers added during late 2004 and during the first half of 2005, and increased group insurance costs. Salaries and commissions accounted for $361 of the increase in personnel costs, while increased group insurance costs accounted for $203 of additional personnel expense. June 30, 2005 occupancy and equipment expense totaled $1,026, an increase of $177 or 21% over last year. This increase related to additional expenses related for extensive remodeling of the Company’s Olive Street office during the first quarter 2005. During 2005, the Bank introduced new media advertising. The production costs associated with this campaign, combined with a planned increase in the Bank’s Portland market advertising expenditures, resulted in an increase of $111 in advertising expense when compared to last year through June 30, 2004. Other real estate expense through June 30, 2005 was a modest $17 compared to other real estate income of $65 for 2004, resulting in an $82 increase in this category.

For the second quarter 2005, annualized noninterest expense as a percentage of average assets was 3.17%, a 31 basis point improvement over the 3.48% reported for second quarter 2005. This improvement combined with the strong growth in operating revenue has improved the Company’s efficiency ratio from 56.0% for the first six months of 2004 to 53.4% for the first six months of 2005, with the second quarter 2005 efficiency ratio at 51.8%.

For the year 2005, the Company expects a higher rate of growth in noninterest expenses than last year in anticipation of increased staffing and marketing expenses related to the opening of the Bank’s fourth metropolitan Portland office. The new Convention Center office is expected to open during the fourth quarter 2005.

Balance Sheet

While outstanding loans at period-end June 30, 2005 have shown considerable year-over-year growth, loan growth slowed substantially during the second quarter 2005 when compared to first quarter 2005, and the previous year. For the first six months of 2005, outstanding loans have grown by $29,511, an annualized growth rate of 13%, with $27,045 of that growth occurring in the first quarter 2005 and $2,436 during the second quarter 2005. That compares to growth of $46,761 in outstanding loans for the first six months of 2004, an annualized growth rate of 26%. Loan production, including both new and renewed loans, was approximately $107,000 and $104,000 during the first and second quarters 2005, respectively. However, during the second quarter, 2005, loan payoffs, primarily construction loans, were unseasonably high and accelerated as the residential real estate markets in both the Eugene and Portland remained very active. Payoffs from construction loans accounted for approximately 76% of total payoffs during the second quarter 2005. The Bank’s aggregate construction loans are in place for the construction season, and total loan production is expected to be in line the with prior year’s volumes. The Bank expects to see significant draws on these lines during the third quarter. The draw downs of existing construction loans, together with existing loan pipeline activity, are expected to contribute to solid loan growth during the third quarter 2005.

Core deposit growth for the first six months of 2005 was $34,433, an annualized growth rate of 18%. Growth during the first six months of the current year has been stronger than historical growth during this time period. The Bank’s core deposit pipeline is strong and continued solid growth is expected. The Bank historically has experienced its strongest core deposit growth during the last six months of the year, therefore it is expected that core deposit growth will fund a substantial portion of anticipated loan growth during the last six months of 2005.

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

Core deposits represented 92% of total deposits at June 30, 2005 compared to 91% at June 30, 2004. Historically, due to seasonal construction and economic activity and client payment of various tax obligations, the Company experiences slow growth of core deposits during the first half of each year. However, during the first six months of 2005, the Company experienced a $34,437 increase in core deposits from December 31, 2004. At June 30, 2005, time deposits in excess of $100,000 totaled $48,427, an increase of $17,312 over December 31, 2004. Local deposits accounted for $10,000 of this growth, while public deposits accounted for the remainder of the growth in this deposit category. During the quarter, the Company grew outstanding loans, including loans held for sale by $2,454. Core deposit growth funded all loan growth during the quarter and also permitted the Bank to lower its use of overnight borrowings. At June 30, 2005, alternative sources were funding 16.4% of total Company assets. That compares to 13.7% alternative funding to total assets at December 31, 2004. Between 13% to 17% of total Bank assets have been funded by alternative funding sources during the last five years.

The Bank has a borrowing limit with the Federal Home Loan Bank of Seattle (the “FHLB”) equal to 25% of total assets. At June 30, 2005, the borrowing line was approximately $136,000 and, there was $46,000 advanced on this line. The borrowing line at the FHLB is limited to discounted pledged collateral, which totaled approximately $112,000 at June 30, 2005. In addition to the borrowing line at the FHLB, the Bank has established unsecured overnight lines totaling $62,000 with various correspondent banks and the Federal Reserve Bank of San Francisco. At June 30, 2005, the Bank had $60,315 of the overnight lines available with correspondent banks. Other sources of liquidity available to the Bank include funding available through the State of Oregon time deposit program with community banks and a portion of the Bank’s loan portfolio, which contains in excess of $26,000 in marketable government guaranteed loans.

Capital Resources

Capital is the stockholder’s investment in the Company. Capital grows through the retention of earnings and the issuance of new stock through the exercise of stock options and decreases through the payment of dividends and share repurchase programs. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Banking regulations require the Company to maintain minimum levels of capital. The Company manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating). A “well-capitalized” rating from the FDIC requires that the Bank maintain risk-based capital levels of 10% of total risk-based assets. At June 30, 2005, the Company’s total capital to risk weighted assets was 11.53%, compared to 11.82% at June 30, 2004.

The Company’s board of directors reviews its dividend considerations so that cash dividends, when and if declared by the Company, would typically be paid in mid-March, June, September, and December of each year. During the first two quarters of 2005, the Company declared quarterly dividends of $0.07 per share paid on March 15, 2005 and June 15, 2005. The Company expects to maintain the $0.07 per share dividend per quarter during 2005, which would result in an annual dividend of $0.28 per share, and would equate to an 11.2% increase over the prior year, when adjusted for the 5-for-4 stock split declared in September 2004.

The Company projects that earnings retention and existing capital will be sufficient to fund anticipated asset growth and shareholder dividends, while maintaining a well-capitalized designation from the FDIC.

Critical Accounting Policies

Companies frequently apply certain critical accounting policies requiring management to make subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. The Company considers its only material critical accounting policy to relate to the adequacy of the allowance for loan losses for outstanding loans and unfunded loan commitments. The allowance for outstanding loans is classified as a reserve account offsetting outstanding loans, and the allowance for unfunded commitments is classified as an other liability on the balance sheet. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balance of the allowance for loan losses for outstanding loans and unfunded commitments are maintained at an amount management believes will be adequate to absorb known and inherent losses in the loan portfolio and commitments to fund loans. The appropriate balance of the allowance for loan losses is determined by applying loss factors to the credit exposure from outstanding loans and unfunded loan commitments. Estimated loss factors are based on subjective measurements including management’s assessment of the internal risk classifications, changes in the nature of the loan portfolios, industry concentrations, and the impact of current local, regional, and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations, or liquidity.

Off-Balance Sheet Arrangements and Commitments

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit. The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2005, the Bank had $133,887 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At June 30, 2005, the Bank had $6,474 in letters of credit and financial guarantees written.

The Bank also has internal guidance lines of credit established for certain borrowers, primarily in the residential construction industry. These guidance lines are not contractual commitments to extend credit, and may be terminated by the Bank for any reason without any obligation to the borrower. These lines provide the Bank’s lenders limits on future extensions of credit to certain borrowers. The Bank uses the same credit policies in establishing internal guidance lines as it does for other credit products. At June 30, 2005, the Bank had established unused guidance lines totaling approximately $25,698.

The Company has entered into an employment agreement with its President and Chief Executive Officer, Hal Brown. The agreement provides for a minimum aggregate annual base salary of $216, plus performance adjustments, life insurance coverage, and other perquisites commonly found in such agreements. During second quarter 2005, Mr. Brown’s contract was extended one year and expires in 2008.

During the second quarter 2005, the Company entered into Severance/Change of Control agreements with several senior officers including, Executive Vice Presidents Roger Busse, Mitch Hagstrom, Daniel Hempy, and Michael Reynolds. Copies of the agreements for the four executives are included as exhibits in the Form 10-Q for the quarter ended March 31, 2005. The new agreements supersede and replace any existing employment/severance agreement that is currently in place with each of these officers. Under the new agreements, each executive is eligible for two different payments in connection with a change in control of the Company. If the executive remains employed through the date of a change in control, the executive will receive a lump sum change in control payment based on the highest annualized salary, including bonus for each of the three most recent calendar years. Each executive is also eligible for a salary continuation payment following the change of control, payable in the case of termination after a change of control.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Bank’s exposure to market risk. Readers are referred to the Bank’s Form 10-K and the Annual Report to Shareholders for the period ending December 31, 2004, for specific discussion

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses in our internal controls, therefore no corrective actions were taken.

PART II. OTHER INFORMATION

Item 4.  Submissions of Matters to a Vote of Security Holders

(a)	Pacific Continental Corporation’s Annual Shareholders’ Meeting was held on April 19, 2005

(b)	Not Applicable

(c)
A brief description of each matter voted upon at the Annual Meeting and number of votes cast for or withheld, including a separate tabulation with respect to each nominee to serve on the Board is presented below:

(1)	Election of (3) three Directors (Michael S. Holcomb, Donald G. Montgomery, and Donald L. Krahmer, Jr.) for three-year terms expiring in 2008.

Directors:

Michael S. Holcomb
Votes Cast For:	6,681,277
Votes Withheld:	38,728

Donald G. Montgomery
Votes Cast For:	6,396,174
Votes Withheld:	324,635

Donald L. Krahmer, Jr.
Votes Cast For:	6,681,277
Votes Withheld:	39,532

(d)   None

Item 6.       Exhibits and Reports on Form 8-K

(a) Exhibits:
31.1	302 Certification, Hal Brown, President and Chief Executive Officer
31.2	302 Certification, Michael A. Reynolds, Senior Vice President and
Chief Financial Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 PACIFIC CONTINENTAL CORPORATION
(Registrant)

Dated August 3, 2005	/s/ Hal Brown
Hal Brown
President and Chief Executive Officer

Dated August 3, 2005	/s/ Michael A. Reynolds
Michael A. Reynolds
Senior Vice President and Chief Financial Officer