Form 10-Q
period 2005-09-30
PACIFIC CONTINENTAL CORP
filed 2005-10-31
CIK 1084717

As Filed with the Securities & Exchange Commission on October 31, 2005

SECURITIES & EXCHANGE COMMISSION

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act  of 1934 for the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2).
Yes _X_  No __

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock outstanding as of October 28, 2005:  8,816,359

PACIFIC CONTINENTAL CORPORATION
FORM 10-Q
QUARTERLY REPORT
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Consolidated Statements of Income:	3
	Three and nine months ended September 30, 2005, and September 30, 2004

	Consolidated Statements of Comprehensive Income:	4
	Three and nine months ended September 30, 2005 and September 30, 2004

	Consolidated Balance Sheets:	5
	September 30, 2005, December 31, 2004 and September 30, 2004

	Consolidated Statements of Cash Flows:	6
	Nine months ended September 30, 2005 and September 30, 2004

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial	9
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	none

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	none

Item 3.	Defaults Upon Senior Securities	none

Item 4.	Submission of Matters to a Vote of Security Holders	none

Item 5.	Other Information	none

Item 6.	Exhibits	17

SIGNATURES		18

PART I
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF INCOME
Amounts in $1,000’s
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Interest income
Loans	$9,513	$7,259	$27,155	$20,453
Securities	262	209	732	656
Dividends on Federal Home Loan Bank stock	0	22	(12)	69
Federal funds sold	16	2	21	12
	9,791	7,492	27,896	21,190

Interest expense
Deposits	1,892	819	4,848	2,242
Federal Home Loan Bank borrowings	426	197	1,269	751
Federal funds purchased	5	84	86	139
	2,323	1,100	6,203	3,132

Net interest income	7,468	6,392	21,693	18,058

Provision for loan losses	250	125	800	300
Net interest income after provision	7,218	6,267	20,893	17,758

Noninterest income
Service charges on deposit accounts	337	389	1,040	1,218
Other fee income, principally bankcard	357	347	1,045	1,024
Loan servicing fees	39	46	118	144
Mortgage banking income and gains on loan sales	262	274	735	749
Loss on sale of securities	(11)	0	(11)	(13)
Other noninterest income	66	76	186	239
	1,050	1,132	3,113	3,361

Noninterest expense
Salaries and employee benefits	2,672	2,533	8,016	7,245
Premises and equipment	535	445	1,561	1,425
Bankcard processing	122	107	366	329
Business development	222	180	887	727
Other noninterest expense	702	800	2,113	2,114
	4,253	4,065	12,943	11,840

Income before income taxes	4,015	3,334	11,063	9,279
Provision for income taxes	1,546	1,276	4,238	3,550

Net income	$2,469	$2,058	$6,825	$5,730

Earnings per share
Basic	$0.28	$0.24	$0.78	$0.67
Diluted	$0.27	$0.23	$0.76	$0.65

Weighted average shares outstanding
Basic	8,782	8,592	8,743	8,550
Common stock equivalents attributable to stock options	220	275	246	228
Diluted	9,002	8,867	8,989	8,7778

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in $1,000’s
(Unaudited)

	Three months ended		Nine months ended
	September 30		September 30,
	2005	2004	2005	2004
Net income	$2,469	$2,058	$6,825	$5,730
Other comprehensive income:
Unrealized gains (losses) arising during the period	(197)	299	(281)	(75)
Reclassification for (gains) losses included in
statement of income	11	0	11	13
	(187)	299	(270)	(62)
Income tax (expense) benefit	72	(115)	104	24
Net unrealized gains (losses) on securities available for sale	(115)	184	(166)	(38)
Comprehensive Income	$2,340	$2,242	$6,659	$5,692

See accompanying notes.

                                                        CONSOLIDATED BALANCE SHEETS
Amounts in $1,000’s
(Unaudited)

	September 30,	December, 31,	September 30,
	2005	2004	2004

Assets
Cash and due from banks	$18,982	$15,650	$15,077
Federal funds sold	3,816	432	2,277
Total cash and cash equivalents	22,798	16,082	17,354

Securities available-for-sale	28,661	27,558	27,853
Loans held for sale	902	2,072	1,148
Loans, less allowance for loan losses	499,207	451,744	423,396
Interest receivable	2,165	1,969	1,524
Federal Home Loan Bank stock	2,819	2,808	2,806
Property, net of accumulated depreciation	15,412	13,182	12,740
Foreclosed assets	400	262	0
Deferred income taxes	432	258	273
Other assets	1,296	695	769

Total assets	$574,092	$516,630	$487,863

Liabilities and stockholders' equity
Deposits
Noninterest-bearing demand	$156,686	$132,249	$134,625
Savings and interest-bearing checking	249,492	219,681	202,662
Time $100,000 and over	52,311	31,115	37,226
Other time	19,300	20,746	20,660
	477,789	403,791	395,173

Federal funds purchased	0	10,290	16,080
Federal Home Loan Bank term advances	38,500	51,000	27,500
Accrued interest and other liabilities	2,614	2,157	1,907
Total liabilities	518,903	467,238	440,660

Stockholders' equity
Common stock	29,055	28,076	27,541
Retained earnings	26,414	21,430	19,730
Accumulated other comprehensive loss	(280)	(114)	(68)
Total stockholders' equity	55,189	49,392	47,203

	$574,092	$516,630	$487,863

See accompanying notes.

                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in $1,000’s
(Unaudited)

	For nine months ended September 30,
	2005	2004

Net cash provided by operating activities	$8,596	$7,811

Cash flows from investing activities
Proceeds from sales and maturities of securities	7,063	6,482
Purchase of securities	(8,034)	(4,118)
Net purchases of loans	(8,489)	0
Loans made net of principal collections	(39,774)	(73,907)
Purchase of property	(2,934)	(380)

Net cash used in investing activities	(52,168)	(71,923)

Cash flows from financing activities
Net increase in deposits	73,998	39,074
Increase (decrease) in fed funds purchased	(10,290)	16,080
Increase (decrease) in Federal Home Loan Bank borrowings	(12,500)	1,500
Proceeds from stock options exercised	920	921
Dividends paid	(1,840)	(1,645)

Net cash provided by financing activities	50,288	55,930

Net increase (decrease) in cash and cash equivalents	6,716	(8,182)

Cash and cash equivalents, beginning of period	16,082	25,536

Cash and cash equivalents, end of period	$22,798	$17,354

See accompanying notes.

                                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A complete set of the Notes to Consolidated Financial Statements is a part of the Company’s 2004 Form 10-K filed in March 2005. The notes below are included because of material changes in the financial statements or to provide the reader with additional information not otherwise available. All numbers in the following notes are expressed in thousands of dollars, except per share data.

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

2. Stock Option Plans

The Company applies the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, in accounting for its stock option plans. Accordingly, no stock-based employee compensation expense is reflected in net income as all options were granted at an exercise price equal to the market value of the underlying common stock on the date of the grant. The following tables illustrate the effect on net income and earnings per share for the nine months ended September 30, 2005 and for the three months ended September 30, 2005 if the Company had applied the optional fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                                             For the Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2004
Net income - as reported	$6,825	$5,730
Deduct total stock-based employee compensation expense determined under fair value for all awards, net of related tax effects	(399)	(330)
Net income - pro forma	$6,426	$5,400

Earnings per share
Basic - as reported	$0.78	$0.67
Basic - pro forma	$0.74	$0.63
Diluted - as reported	$0.76	$0.65
Diluted - pro forma	$0.71	$0.62

                                                                         For the Three Month Ended
	Sept. 30, 2005	Sept. 30, 2004
Net income - as reported	$2,469	$2,058
Deduct total stock-based employee compensation expense determined under fair value for all awards, net of related tax effects	(123)	(110)
Net income - pro forma	$2,346	$1,948

Earnings per share
Basic - as reported	$0.28	$0.24
Basic - pro forma	$0.27	$0.23
Diluted - as reported	$0.27	$0.23
Diluted - pro forma	$0.26	$0.22

3. Loans

Major classifications of loans at September 30, 2005, December 31, 2004, and September 30, 2004 are as follows:

	September 30, 2005	December 31, 2004	September 30, 2004
Commercial loans	$117,836	$107,538	$99,915
Real estate loans	378,360	341,111	318,710
Consumer loans	10,580	10,380	12,069
	506,776	459,029	430,694
Deferred loan origination fees	(1,978)	(2,061)	(2,019)
	504,798	456,968	428,675
Allowance for loan losses	(5,591)	(5,224)	(5,279)
	$499,207	$451,744	$423,396

Allowance for loan losses
	2005	2004
Balance, January 1	$5,224	$5,225
Provision charged to income	800	300
Loans charged against allowance	(504)	(355)
Loans recovered against allowance	71	109
Balance, September 30	$5,591	$5,279

The recorded investment in restructured and other impaired loans totaled $1,232 and $3,450 at September 30, 2005 and 2004, respectively. The specific valuation allowance for loan losses related to these impaired loans was $310 and $699 at September 30, 2005 and 2004, respectively, and is included in the ending allowance for loan losses shown above. The average recorded investment for the first nine months of 2005 and 2004 respectively, was approximately $1,465 and $3,500. Interest income recognized on restructured and impaired loans was $27 and $94 during the first nine months of 2005 and 2004, respectively.

A substantial portion of the loan portfolio is collateralized by real estate, and is, therefore, susceptible to changes in local market conditions. Management believes that the loan portfolio is diversified among industry groups. At September 30, 2005, outstanding residential construction loans totaled $64,341 and represented 12.7% of total outstanding loans. In addition, at September 30, 2005, unfunded loan commitments for residential construction totaled approximately $56,659. Outstanding residential loans at December 31, 2004 were $67,938 or 14.7% of total outstanding loans, and unfunded commitments for residential construction totaled approximately $19,008. At September 30, 2005, there were no nonaccrual loans, nor any impaired loans represented by the construction loan segment of the portfolio. There are no other industry concentrations in excess of 10% of total outstanding loans. It is management’s opinion that the allowance for loan losses is adequate to absorb known and inherent risks in the loan portfolio. However, actual results may differ from estimates.

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

The following discussion contains a review of Pacific Continental Corporation and its wholly owned subsidiary Pacific Continental Bank’s operating results and financial condition for the nine and three months ended September 30, 2005. When warranted, comparisons are made to the same period in 2004 and to the previous year ended December 31, 2004. The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company’s Form 10-K for the previous year ended December 31, 2004, which contains additional statistics and explanations. All numbers, except per share data, are expressed in thousands of dollars.

In addition to historical information, this report contains ``forward-looking statements'' within the meaning of the Private Securities Litigation Reform Act of 1995 (``PSLRA''). Such “forward-looking” statements are subject to risks and uncertainties that may cause actual results to differ materially from those projected, including but not limited to the following: the concentration of loans of the Company’s banking subsidiary , particularly with respect to commercial and residential real estate lending; changes in the regulatory environment and increases in associated costs, particularly on-going compliance expenses and resource allocation needs in response to the Sarbanes-Oxley Act and related rules and regulations; vendor quality and efficiency; employee recruitment and retention, specifically in the Bank’s Portland market; the company’s ability to control risks associated with rapidly changing technology both from an internal perspective as well as for external providers; increased competition among financial institutions; fluctuating interest rate environments; and similar matters. With regard to the proposed NWB Financial Corporation transaction, specific risks include that it may be more difficult, costly or time-consuming to combine the two companies than the parties anticipate, thereby creating disruption and difficulties during the integration process.

In addition, the combined company may fail to realize projected cost savings and revenue enhancement and the accretive effect of the acquisition on the Company’s earnings. Readers are cautioned not to place undue reliance on the forward-looking statements. Pacific Continental Corporation undertakes no obligation to publicly revise or update the forward-looking statements to reflect events or circumstances that arise after the date of this release. Readers should also carefully review any risk factors described in its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other documents, including any Current Reports on Form 8-K furnished to or filed from time-to-time with the Securities Exchange Commission. This statement is included for the express purpose of invoking PSLRA's safe harbor provisions.

PENDING ACQUISITION

On August 17, 2005, the Company and the Bank entered into a Plan and Agreement of Merger with NWB Financial Corporation (“NWBF”) and its wholly-owned subsidiary, Northwest Business Bank, both located in Seattle, Washington. Terms of the agreement call for the Company to pay approximately $14.5 million in cash and issue approximately 1.4 million shares of its common stock. Based upon the Company’s August 17, 2005 closing price, the value of the stock consideration is approximately $22.2 million. The terms also provide for NWBF outstanding stock options to be rolled into options to purchase the Company’s stock. Combined, the stock and cash transactions, including the value of rolling outstanding NWBF options, is valued at approximately $39.0 million. Pursuant to the terms of the transaction, NWBF will merge with and into the Company and Northwest Business Bank will merge with and into the Bank upon approval of their shareholders and regulatory agencies. Northwest Business Bank operates two offices, its main office in Seattle, Washington and a branch office in Bellevue, Washington both of which will operate as branches of Pacific Continental Bank at closing. The transaction is expected to close in the fourth quarter of 2005.

HIGHLIGHTS

                                         For the three months ended Sept. 30,                             For the nine months ended Sept. 30,
	2005	2004	% Change	2005	2004	% Change
Net income	$2,469	$2,058	20%	$6,825	$5,730	19%

Earnings per share (1)
Basic	$0.28	$0.24	17%	$0.78	$0.67	16%
Diluted	$0.27	$0.23	17%	$0.76	$0.65	17%

Loans, at period end (2)				$505,700	$429,863	18%
Deposits, at period end				$477,789	$395,173	21%

Return on assets (3)	1.75%	1.72%		1.67%	1.70%
Return on equity (3)	17.90%	17.51%		17.25%	16.96%
Net interest margin (3)	5.68%	5.74%		5.68%	5.75%

(1)	Per share data for 2004 was retroactively adjusted to reflect the 5-for-4 stock split declared during the third quarter 2004.
(2)	Includes loans held for sale
(3)	Amounts have been annualized.

The Company earned $2,469 in the third quarter of 2005, a 20% increase over net income of $2,058 for the same quarter last year. The improvement in net income was primarily the result of increased operating revenues, which consist of net interest income plus noninterest income. Operating revenues were up $994 in the third quarter 2005 compared to third quarter 2004. Operating revenue growth was driven by an 18% increase in average earning assets, primarily loans, which resulted in a 17% increase in net interest income. Improvement in net interest income was partially offset by an $82 or 7% decline in noninterest income.

Through September 30, 2005, the Company reported net income of $6,825, a 19% increase over net income of $5,730 for the comparable period last year. Earnings per diluted share were $0.76 for the first nine months of the current year compared to $0.65 for the same period last year. The improvement in year-to-date income was similar to the quarter-over-quarter growth as operating revenues increased by $3,387 or 16% primarily due to increased loan volumes.

Outstanding loans and deposits at September 30, 2005 showed growth rates of 18% and 21%, respectively, over September 30, 2004. Core deposits, which are defined as demand deposits, interest checking, money market accounts, and local time deposits, totaled $444,358 or 93% of September 30, 2005 outstanding deposits compared to $363,580 and 92% at September 30, 2004. Demand deposits were $156,686 or 33% of total deposits at September 30, 2005.

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

Third quarter net interest income, prior to the provision for loan losses, increased $1,076, or 17%, over same period in 2004. This increase was the result of growth of earning assets, primarily loans. Average earning assets in the current quarter increased 18% from $442,769 in the third quarter 2004 to $522,091 in the third quarter 2005.

The net interest margin (calculated by dividing annualized net interest income by average earning assets) was 5.68% in the third quarter 2005 compared to 5.74% in the third quarter 2004, a decline of 6 basis points. The net interest margin has remained very stable throughout the first nine months of 2005 as evidenced by the 5.68% net interest margin reported in the third quarter 2005 compared to 5.71% and 5.65% margins reported for the second and first quarters of 2005. Earning asset yields in the third quarter 2005 were 7.44% compared to 6.73% in the third quarter 2004, an increase of 71 basis points. Loan fees in the third quarter 2005 were $369, and contributed 28 basis points to earning asset yields during the quarter. That compares to loan fees of $347 reported for the 31 quarter 2004 or 31 basis points. The improvement in earning asset yields was offset by an increase in the cost of funds, which moved from 1.00% in third quarter 2004 to 1.77% in third quarter 2005.

The year-to-date net interest margin as a percentage of earning assets through September 30, 2005 showed results similar to the quarter-to-quarter comparison. For the first nine months of 2005, net interest income, prior to the provision for loan loss, totaled $21,693, an increase of 20% over $18,058 for the same period in 2004. Year-to-date average earning assets increased 22% as compared to the same period in 2004, while net interest income as a percent of earning assets declined from 5.75% in 2004 to 5.68% in 2005. The decrease resulted from the Bank’s cost of funds rising faster than yields on earning assets. Through September 30, 2005, the Bank’s cost of funds has increased 65 basis points when compared to September 30, 2004, while earning asset yields have increased 57 basis points. A detailed rate and volume analysis shows that the interest income component increased by $6,706, a $4,527 improvement due to higher volumes, combined with a $2,179 improvement due to higher rates. The year-to-date September 30, 2005 interest expense component was $3,071 higher than the same period last year. The increase in interest expense shows $1,216 was due to increased volumes and the mix of funding and $1,855 was due to an increase in rates.

In the rising rate environment experienced during 2005, the Bank has experienced some margin compression due to the cost of funds rising faster than earning asset yields. The Company’s asset and liability modeling indicates that the balance sheet is asset sensitive, meaning the net interest margin should improve in a rising rate environment, yet like many other bank holding companies, the Company has not seen significant improvement in its net interest margin despite the 275 basis point increase in short-term market interest rates. This is the result of a flattening yield curve (long-term rates rising at a slower rate than short-term rates) keeping yields on fixed rate loans lower and the timing lag between increases in short-term money market rates and increases in the Company’s prime-lending rate.

The Bank’s outlook with respect to its net interest margin for the fourth quarter 2005 is stable to higher when compared to the net interest margin achieved during the first nine months of 2005. For example, the net interest margin for the month of September 2005 rose to 5.80%, which is an indication of improving margins for the remainder of the year and anticipated increases in market interest rates during the fourth quarter are expected to lead to modest improvement in the margin. However, the Bank does anticipate strong loan growth during the remainder of the year. Improvement in the margin will require core deposit growth commensurate with loan growth. Use of alternative or wholesale funding during the fourth quarter to fund anticipated loan growth could negatively impact the net interest margin. In addition, the Bank has experienced higher costs on approximately $104,000 in money market accounts indexed to the 91-day Treasury bill. This key market interest rate has been moving upward, increasing rates on the Bank’s money market accounts, in advance of increases in the Bank’s prime-lending rate, thus creating net interest margin compression. Further increases in market rates are expected to temporarily increase cost of funds faster than loan yields.

Provision for Loan Losses

Below is a summary of the Company’s allowance for loan losses for the first nine months of 2005:

	2005	2004
Balance, December 31, 2004	$5,224	$5,225
Provision charged to income	800	300
Loans charged off	(504)	(355)
Recoveries credited to allowance	71	109

Balance, September 30, 2005	$5,591	$5,279

The third quarter 2005 provision for loan losses was $250, compared to $125 for the same quarter last year. Through September 30, 2005, the provision for loan losses was $800 compared to $300 for the same period last year. The higher provision during the first nine months of 2005 reflects loan growth during the period. The loan loss provision for the fourth quarter is expected to increase and is primarily dependent upon future loan growth as there is expected to be little change in the overall strong credit quality of the portfolio.

Net loan losses through September 30, 2005 were $433, compared to $246 in net loan losses reported for last year. Annualized net loan losses to average outstanding loans were 0.12% for the first nine months of 2005 compared to 0.08% for first nine months of 2004.

The allowance for loan losses at September 30, 2005 was 1.11% of period end loans compared to 1.14% and 1.23% at December 31, 2004 and September 30, 2004, respectively. At September 30, 2005, the Bank also has reserved $182 for possible losses on unfunded loan commitments, which is classified in other liabilities on the balance sheet. At September 30, 2005, the allowance for loan losses as a percentage of net nonperforming loans was 733% or 7.3 times the level of net nonperforming loans. That compares to 468% and 335% at December 31, 2004 and September 30, 2004, respectively. The allowance at September 30, 2005 includes $310 in specific allowance (included in the ending allowance above) for impaired loans, which total $1,232. Impaired loans include $701 nonaccrual loans (net of government guarantees) and three loans totaling $531 that are performing under revised terms. At December 31, 2004, the Company had $2,799 of restructured and impaired loans with a specific allowance of $510 assigned. At September 30, 2004, the Company had $3,450 of restructured and impaired loans with a specific allowance of $699 assigned.

During the third quarter 2005, the Bank transferred a single commercial real estate property located in the Portland area market into foreclosed assets at a value of $400. A loan loss of $111 was recognized upon the transfer into other real estate. The Bank is in the process of engaging a broker for the sale of this property, which is not anticipated until the first half of 2006.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned for the periods covered in this report:

	Sept. 30, 2005	Dec. 31, 2004	Sept. 30, 2004
Nonaccrual loans	$940	$1,004	$1,870
90 days past due and accruing interest	48	213	20
Total nonperforming loans	988	1,217	1,891
Nonperforming loans guaranteed by the government	(225)	(101)	(316)
Net nonperforming loans	763	1,116	1,575
Foreclosed assets	400	262	0
Total nonperforming asset, net of guaranteed loans	$1,163	$1,378	$1,574

Noninterest Income

Year-to-date September 30, 2005 noninterest income was $3,113, a decrease of $248 or 7% from the same period in 2004. Year-to-date noninterest income was primarily impacted by declines in four categories: account service charges; non-sufficient funds and overdraft fees; residential mortgage fees; and merchant bankcard revenues. The $153 decline experienced in account service charges was the result of the increase in short-term market interest rates, which increased the earnings credit on analyzed business demand accounts and, correspondingly reduced fee income charged on these accounts. Although NSF/OD fees were increased by $2 per item in November 2004, the number of items on which fees were charged declined resulting in a $59 drop in these fees. Year-to-date September 30, 2005 revenues from the origination of residential mortgages of $731, which constitutes 23% of noninterest income, were down $18 from the same period one year ago. Merchant bankcard processing fees for the first nine months of 2005 were down $38 from last year, as pricing pressures and the loss of a few merchant clients impacted transaction volumes.

On the expectation that both short-term and long-term market interest rates will continue to rise during the fourth quarter 2005, noninterest income is expected to be flat or down slightly from that experienced last year in the same period. Improvement in noninterest income during the fourth quarter of 2005 is partially dependent upon long-term interest rates and their effect on the level of residential mortgage originations.

Noninterest Expense

Year-to-date September 30, 2005 noninterest expense was $12,943, an increase of $1,103 or 9% over the same period in 2004. Growth in noninterest expense was primarily attributable to four categories: personnel expense; premises and equipment; business development; and net other real estate income/expense. Comparing the first nine months 2005 to the same period last year 2004, the largest increase was in personnel expense, which grew by $771 or 11% over last year, reflecting personnel costs for bankers added during late 2004 and during the first half of 2005, and increased group insurance costs. Salaries and commissions accounted for $400 of the increase in personnel costs, while increased group insurance costs accounted for $260 of additional personnel expense. Year-to-date September 30, 2005 occupancy and equipment expense totaled $1,561, an increase of $136 or 10% over last year. This increase related to additional expenses related for extensive remodeling of the Company’s Olive Street office during the first quarter 2005. During 2005, the Bank introduced new media advertising. The production costs associated with this campaign, combined with a planned increase in the Bank’s Portland market advertising expenditures, resulted in an increase of $160 in business development expense when compared to last year through September 30, 2004. Net other real estate expense through September 30, 2005 was up $50 when compared to the same period last year.

Continuing a long-term trend, the Company’s noninterest expense as a percentage of average assets continued to decline. For the third quarter 2005, annualized noninterest expense as a percentage of average assets was 3.01%, a 40 basis point improvement over the 3.41% reported for third quarter 2004. This improvement combined with the strong growth in operating revenue has improved the Company’s efficiency ratio from 54.03% for the third quarter 2004 to 49.93% for the third quarter of 2005. The year-to-date September 30, 2005 efficiency ratio was 52.18%, a 3.10% improvement over the 55.28% reported for the same period last year.

For the fourth quarter 2005, the Company expects a higher rate of growth in noninterest expenses than last year in anticipation of increased staffing and marketing expenses related to the opening of the Bank’s fourth metropolitan Portland office. The new Convention Center office is expected to open during the fourth quarter 2005.

Balance Sheet

Outstanding loans (including loans held for sale) at period-end September 30, 2005 were up $17,149 or 4% over June 30, 2005 outstanding loans, and up $75,877 or 18% over September 30, 2004. While loan growth accelerated during the third quarter 2005 when compared to the second quarter of 2005, high levels of payoffs during the quarter accelerated and continued to lower the rate of growth in outstanding loans when compared to the previous year. New loan production during the third quarter reached record levels for the Bank at approximately $85,000. That compares to $74,000 and $68,000 in new loan production for the first and second quarters of 2005, respectively. For the first nine months of 2005, outstanding loans have grown by $46,660, an annualized growth rate of 14%, with $27,057 of that growth occurring in the first quarter 2005, $2,454 during the second quarter 2005, and $17,149 during the third quarter 2005. That compares to growth of $73,746 in outstanding loans for the first nine months of 2004, an annualized growth rate of 28%.

At September 30, 2005, outstanding core deposits totaled $444,358, up $62,757 since December 31, 2004, an annualized growth rate of 22%. Growth during the first nine months of the current year has been stronger than historical growth during this time period. The Bank’s core deposit pipeline is strong and continued solid growth is expected. The Bank historically has experienced its strongest core deposit growth during the last six months of the year. Therefore it is expected that core deposit growth will fund a substantial portion of anticipated loan growth during fourth quarter of 2005.

Looking forward, the Bank’s prospects for continued growth in loans and core deposits in the fourth quarter appear good. Client borrowings on previously advanced construction lines typically begin repaying in the fourth quarter as the construction season winds down, and the Bank expects to receive significant pay downs on these lines. Nevertheless, the Bank expects positive growth in outstanding loans in the fourth quarter as the pipeline for new loan business remains strong. With respect to core deposits, the Bank historically has experienced strong core deposit growth during the fourth quarter and because of the strong deposit pipeline of new client relationships, management expects this trend to continue in the fourth quarter of 2005.

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

Core deposits represented 93% of total deposits at September 30, 2005 compared to 92% at September 30, 2004. Core deposit growth has been very strong at nearly $63,000 during the first nine months of 2005. Historically, the Company experienced slow growth of core deposits in the first half of the year due to seasonal construction and economic activity and client payment of various tax obligations. However, during the first six months of 2005, the Company experienced a $34,437 increase in core deposits from December 31, 2004, and achieved growth of $28,320 in outstanding core deposits during the third quarter over June 30, 2005 core deposit totals. Through September 30, 2005, core deposit growth has funded more than 100% of loan growth and has allowed the Company to significantly reduce its level of alternative funding from December 31, 2004 levels. At September 30, 2005, alternative sources were funding 12.5% of total Company assets. That compares to 13.7% alternative funding to total assets at December 31, 2004. Alternative funding has averaged in the range of 12% to 17% of total Bank assets for the last five years.

The Bank has a borrowing limit with the Federal Home Loan Bank of Seattle (the “FHLB”) equal to 25% of total assets. At September 30, 2005, the borrowing line was approximately $143,000 and, there was $38,500 advanced on this line. The borrowing line at the FHLB is limited to discounted pledged collateral, which totaled approximately $124,599 at September 30, 2005. In addition to the borrowing line at the FHLB, the Bank has established unsecured overnight lines totaling $62,000 with various correspondent banks and the Federal Reserve Bank of San Francisco. At September 30, 2005, the Bank had all $62,000 of the overnight lines available with correspondent banks. Other sources of liquidity available to the Bank include funding available through the State of Oregon time deposit program with community banks and a portion of the Bank’s loan portfolio, which contains nearly $27,000 in marketable government guaranteed loans.

Capital Resources

Capital is the stockholder’s investment in the Company. Capital grows through the retention of earnings and the issuance of new stock through the exercise of stock options and decreases through the payment of dividends and share repurchase programs. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Banking regulations require the Company to maintain minimum levels of capital. The Company manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating). A “well-capitalized” rating from the FDIC requires that the Bank maintain risk-based capital levels of 10% of total risk-based assets. At September 30, 2005, the Company’s total capital to risk-weighted assets was 11.61%, compared to 11.53% at September 30, 2004.

The Company’s board of directors reviews its dividend considerations so that cash dividends, when and if declared by the Company, would typically be paid in mid-March, June, September, and December of each year. During the first three quarters of 2005, the Company declared quarterly dividends of $0.07 per share paid on March 15, 2005, June 15, 2005, and September 15, 2005. The Company expects to maintain the $0.07 per share dividend per quarter for the fourth quarter of 2005, which would result in an annual dividend of $0.28 per share, and would equate to an 11.2% increase over the prior year, when adjusted for the 5-for-4 stock split declared in September 2004.

In connection with the pending acquisition of NWBF, the Company anticipates issuing trust preferred securities in order to maintain its well-capitalized position following the closing of the transaction.

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

Off-Balance Sheet Arrangements and Commitments

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit. The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2005, the Bank had $146,356 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At September 30, 2005, the Bank had $6,753 in letters of credit and financial guarantees written.

The Bank also has internal guidance lines of credit established for certain borrowers, primarily in the residential construction industry. These guidance lines are not contractual commitments to extend credit, and may be terminated by the Bank for any reason without any obligation to the borrower. These lines provide the Bank’s lenders limits on future extensions of credit to certain borrowers. The Bank uses the same credit policies in establishing internal guidance lines as it does for other credit products. At September 30, 2005, the Bank had established unused guidance lines totaling approximately $29,342.

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

                                                                 PACIFIC CONTINENTAL CORPORATION
                                        (Registrant)

Dated      October 31, 2005                                            /s/ Hal Brown
                                   Hal Brown
                                   President and Chief Executive Officer

Dated      October 31, 2005                                             /s/ Michael A. Reynolds
                                    Michael A. Reynolds
                                    Senior Vice President and Chief Financial Officer