Form 10-K/A
period 2005-12-31
PACIFIC CONTINENTAL CORP
filed 2006-03-17
CIK 1084717

SECURITIES & EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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
No Par Value Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act     Yes __  No X

Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act     Yes X    No __

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes X     No ___

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ( X )

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer __  Accelerated filer X  Non-accelerated filer __

Indicate by check mark whether the registrant is registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act     Yes __ No X

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2005 (the last business day of the most recent second quarter) was $133,146,000 based on the closing price as quoted on the NASDAQ National Market on that date.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 3, 2006, was 10,482,860 shares of no par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from the registrant’s definitive proxy statement for the 2006 annual meeting of shareholders.

PACIFIC CONTINENTAL CORPORATION
FORM 10-K
ANNUAL REPORT

CERTIFICATIONS	71

PART I

Item 1.     Business

General

Pacific Continental Corporation (the “Company” or the “Registrant”) is an Oregon corporation and registered bank holding company located in Eugene, Oregon. The Company was organized on June 7, 1999, pursuant to a holding company reorganization of Pacific Continental Bank, its wholly owned subsidiary.

The Company’s principal business activities are conducted through its full-service commercial bank subsidiary, Pacific Continental Bank (the “Bank”), an Oregon state-chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank has two subsidiaries, PCB Service Corporation, which holds and manages Bank property, and PCB Loan Services (presently inactive), which manages certain other real estate owned.

On November 30, 2005, the Company acquired NWB Financial Corporation (“NWBF”) for a combination of stock and cash and entered the metropolitan Seattle market in the State of Washington. Combined, the stock and cash transaction was valued at approximately $40.4 million. The acquisition was accounted for under the purchase-method of accounting and, accordingly, the results of operations of NWBF have been included in the consolidated financial statements only since the date of acquisition. For more information regarding the Company’s acquisition of NWBF see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” in Items 7 and 8 of this Form 10-K.

In addition to entering the Seattle, Washington market, the Bank continued its expansion in the Portland, Oregon market. The Bank opened its fourth full-service office in the Portland, Oregon market during the fourth quarter 2005. At December 31, 2005, the Bank operated thirteen full-service offices and three consumer finance lending offices in eight Oregon and two Washington cities.

Results

For the year ended December 31, 2005, the consolidated net income of the Company was $9.6 million or $1.05 per diluted share. At December 31, 2005, the consolidated equity of the Company was $81.4 million with 10.2 million shares outstanding and a book value of $7.96 per share. Total assets were $791.9 million. Loans, including loans held for sale, net of allowance for loan losses, were $671.2 million at December 31, 2005 and represented 85% of total assets. Deposits totaled $604.3 million at year-end 2005. For more information regarding the Company’s financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” in sections 7 and 8 of this Form 10-K.

THE BANK

General

The Bank commenced operations on August 15, 1972. At December 31, 2005, the Bank operated thirteen banking offices and three consumer finance lending offices in Oregon and Washington. The Bank specializes in meeting the deposit and lending needs of community-based businesses, professional service providers and not-for-profit organizations. More information on the Bank and its banking services can be found on its website www.therightbank.com. The Bank operates under the banking laws of the State of Oregon and the rules and regulations of the FDIC and the Federal Reserve Bank.

Primary Market Area

The Bank’s primary markets consist of the metropolitan Portland and Eugene areas in the State of Oregon and the metropolitan Seattle area in the State of Washington. The Bank has four full-service banking offices in the metropolitan Portland area, seven full-service banking offices in the metropolitan Eugene area, and two full-service offices in the metropolitan Seattle area. In addition, the Bank operates three consumer finance lending offices in three Oregon cities, Eugene, Coos Bay, and Roseburg. The Bank has its headquarters and administrative office in the city of Eugene.

Competition

The Bank competes with a number of national commercial banks, local community banks, savings banks, and credit unions. Commercial banking within the States of Oregon and Washington is highly competitive for both deposits and loans. The Bank differentiates itself through market selection, business focus, technology and brand and by providing superior levels of service for its selected client base. The Bank focuses on community-based businesses, professional service providers, and not-for-profit organizations in addition to local construction lending.

Services Provided

Lending Activities

The Bank emphasizes specific areas of lending within its primary market area: loans to community-based businesses, including professional service providers and not-for-profit organizations and loans to builders for the construction of commercial facilities and single-family residences.

Commercial loans, secured and unsecured, are made primarily to professionals, community-based businesses, and not-for-profit organizations. These loans are available for general operating purposes, acquisition of fixed assets, purchases of equipment and machinery, financing of inventory and accounts receivable, and other business purposes. The Bank also originates Small Business Administration (“SBA”) loans and enjoys a preferred lender status with the SBA.

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

The Bank offers credit card services to its business customers and uses an outside vendor for credit card processing. In addition, the Bank provides merchant bankcard processing services, through an outside processor, for its business customers.

The Board of Directors has approved specific lending policies and procedures for the Bank and management is responsible for implementation of the policies. The lending policies and procedures include guidelines for loan term, loan-to-value ratios, collateral appraisals, and cash flow coverage. The loan policies also vest varying levels of loan authority in management, the Bank’s Loan Committee, and the Board of Directors. Bank management monitors lending activities through management meetings, weekly loan committee meetings, monthly reporting, and periodic review of loans by third-party contractors.

The Bank has a Consumer Finance Division which operates under the business name Pacific Continental Finance. At December 31, 2005, this Division had approximately $11.2 million in outstanding loans which are primarily secured loans to individuals for various purposes including automobiles, mobile homes, boats, and home improvements or home equity loans. A small percentage of loans made by this division are unsecured. The majority of loans made by the Consumer Finance Division are classified as sub-prime lending and have yields appropriate to the credit risk assumed.

Deposit Services

The Bank offers a full range of deposit services that are typically available in most banks and savings banks, including checking, savings, money market accounts, and time deposits. The transaction accounts and time deposits are tailored to the Bank’s primary markets at rates competitive with those offered in the area. Additional deposits are generated through national networks for institutional deposits and the State of Oregon for public time deposits. All deposit accounts are insured by the FDIC to the maximum amount permitted by law.

The Bank has invested in image technology for the processing of checks. The Bank was the first financial institution in Lane, Multnomah, Clackamas, and Washington Counties to offer this service. In addition, the Bank allows 24-hour customer access to deposit and loan information via telephone and on-line cash management products.

Merchant Card Services

The Bank provides merchant card services to its clients, which includes processing of credit card transactions and issuance of business credit cards. This service is an integral part of the Bank’s business focus to market to community-based business, not-for-profits, and service providers. During 2005, the Company processed approximately $140 million in credit card transactions for its clients.

Other Services

The Bank provides other traditional commercial and consumer banking services, including safe deposit services, debit and ATM cards, ACH transactions, savings bonds, cashier’s checks, travelers checks, notary services and others. The Bank is a member of the Star and Plus ATM networks and utilizes an outside processor for the processing of these automated transactions.

Employees

At December 31, 2005, the Bank employed 229 full-time equivalent employees with 211 in Oregon and 18 in Washington. None of these employees are represented by labor unions. The Company considers its relationships with its employees to be good. A number of benefit programs are available to eligible employees, including group medical plans, paid sick leave, paid vacation, group life insurance, 401(k) plans, and stock option plans.

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

Federal and State Regulation of Pacific Continental Bank

General. The Bank is an Oregon commercial bank operating in Oregon and Washington with deposits insured by the FDIC. As a result, the Bank is subject to supervision and regulation by the Oregon Department of Consumer and Business Services and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices. Additionally, the Bank’s branches in Washington are subject to supervision and regulation by the Washington Department of Financial Institutions and must comply with applicable Washington laws regarding community reinvestment, consumer protection, fair lending and intrastate branching.

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

Oregon and Washington have both enacted "opting in" legislation in accordance with the Interstate Act provisions allowing banks to engage in interstate merger transactions, subject to certain "aging" requirements. Oregon restricts an out-of-state bank from opening de novo branches. However, once an out-of-state bank has acquired a bank within Oregon, either through merger or acquisition of all or substantially all of the bank's assets, the out-of-state bank may open additional branches within Oregon. In 2005, Washington interstate branching laws were amended so that an out-of-state bank may, subject to Department of Financial Institutions’ approval, open de novo branches in Washington or acquire an in-state branch so long as the home state of the out-of-state bank has reciprocal laws with respect to de novo branching or branch acquisitions.

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

Corporate Governance and Accounting Legislation

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Act”) addresses, among other things, accounting fraud and corporate governance matters. The Act establishes an accounting oversight board to enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. In addition, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to adopt and disclose information about corporate governance practices, including whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

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

As a publicly reporting company, we are subject to the requirements of the Act and related rules and regulations issued by the SEC and Nasdaq. In 2004, we were required for the first time to comply with the requirements of Section 404 of the Act regarding management control over financial reporting, and such compliance resulted in a significant expense for the Company. We anticipate that we will continue to incur additional expense, including ongoing compliance with Section 404, as a result of the Act and the related rules and regulations issued by the SEC and Nasdaq.

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

We do not believe that the act will negatively affect our operations in the short term. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer, and those companies may be able to aggressively compete in the markets we currently serve.

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

Statistical Information

Selected Quarterly Information

The following chart contains data for the last eight quarters ending December 31, 2005. All data, except per share data, is in thousands of dollars.

YEAR	2005				2004
QUARTER	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$11,697	$9,791	$9,432	$8,673	$8,235	$7,492	$6,894	$6,714
Interest expense	3,150	2,323	2,111	1,769	1,341	1,100	1,012	1,020
Net interest income	8,547	7,468	7,321	6,904	6,894	6,392	5,972	5,694
Provision for loan loss	300	250	325	225	200	125	75	100
Noninterest income	970	1,050	1,091	972	1,102	1,132	1,152	1,077
Noninterest expense	5,191	4,253	4,360	4,330	4,201	4,065	3,899	3,877
Net income	2,754	2,469	2,305	2,050	2,219	2,058	1,948	1,724

PER COMMON
SHARE DATA
Net income (basic) (1)	$0.30	$0.28	$0.26	$0.24	$0.26	$0.24	$0.23	$0.20
Net income (diluted) (1)	$0.29	$0.27	$0.26	$0.23	$0.25	$0.23	$0.22	$0.20
Cash dividends (1)	$0.07	$0.07	$0.07	$0.07	$0.06	$0.064	$0.064	$0.064

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,307,691	8,782,476	8,747,028	8,697,517	8,640,405	8,591,725	8,557,125	8,499,891
Diluted	9,591,642	9,002,313	8,990,960	8,955,573	8,958,675	8,867,231	8,776,284	8,739,293

(1) All prior year per share data has been retroactively adjusted for the 5-for-4 stock split in September 2004.

Investment Portfolio

The following chart contains information regarding the Company’s investment portfolio. All of the Company’s investment securities are accounted for as available-for-sale and are reported at estimated fair value. The difference between estimated fair value and amortized cost, net of deferred taxes, is recorded as a separate component of stockholders’ equity.

INVESTMENT PORTFOLIO
ESTIMATED FAIR VALUE
(dollars in thousands)
	December 31,
	2005	2004	2003
US Treasury, US Government agencies and corporations,
and agency mortgage-backed securities	$ 16,757	$ 6,390	$ 6,477
Obligations of states and political subdivisions	4,820	3,059	2,993
Other mortgage-backed securities	17,768	18,109	20,559
Total	$ 39,345	$ 27,558	$ 30,029

The following chart presents the amount of each investment category by maturity date and includes a weighted average yield for each period. Mortgage-backed securities have been classified based on their December 31, 2005 projected average life.

SECURITIES AVAILABLE-FOR-SALE
(dollars in thousands)
			After One		After Five
			Year But		Years But
	Within		Within		Within		After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury, US Government agencies
and agency mortgage-
backed securities	$2,559	4.50%	$28,912	4.92%	$2,313	5.00%	$741	5.24%
Obligations of states and
political subdivisions	-	-	1,456	4.82%	2,031	3.69%	1,333	3.75%
Total	$2,559	4.50%	$30,368	4.92%	$4,344	4.38%	$2,074	4.28%

Loan Portfolio

Loans represent a significant portion of the Company’s total assets. Average balance and average rates paid by category of loan is included in Table I, Average Balance Analysis of Net Interest Earnings, on page 25 of the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included later in this report. The following tables contain information related to the Company’s loan portfolio, including loans held for sale, for the five-year period ended December 31, 2005.

LOAN PORTFOLIO
(dollars in thousands)
	December 31,
	2005	2004	2003	2002	2001
Commercial Loans	$160,988	$107,538	$89,127	$94,345	$63,058
Real Estate Loans	507,479	341,111	255,150	222,727	169,776
Loans held for sale	642	2,072	1,958	5,546	1,924
Consumer Loans	12,463	10,380	11,424	9,579	9,454
	681,572	461,101	357,659	332,197	244,212
Deferred loan origination fees	(2,609)	(2,061)	(1,582)	(1,394)	(1,111)
	678,963	459,040	356,077	330,803	243,101
Allowance for loan losses	(7,792)	(5,224)	(5,225)	(4,403)	(3,418)
	$671,171	$453,816	$350,852	$326,400	$239,683

The following table presents loan portfolio information by loan category related to maturity and repricing sensitivity. Variable rate loans are included in the time frame in which the interest rate on the loan could be first adjusted. Nonperforming loans totaling $180 are included in the table. Loans held for sale of $642 are included in the Real Estate category.

MATURITY AND REPRICING DATA FOR LOANS
(dollars in thousands)
	Commercial	Real Estate	Consumer	Total
Three months or less	$108,298	$187,545	$7,767	$303,610
Over three months through 12 months	3,202	35,884	851	39,937
Over 1 year through 3 years	15,295	115,068	1,124	131,487
Over 3 years through 5 years	24,991	115,778	1,509	142,278
Over 5 years through 15 years	9,202	53,846	1,212	64,260
Total loans	$160,988	$508,121	$12,463	$681,572

Loan Concentrations

At December 31, 2005, residential construction loans totaled $79,797 and represented 11.7% of outstanding loans. In addition, at December 31, 2005, unfunded loan commitments for residential construction totaled approximately $51,347. At year end there were no nonaccrual loans and no impaired loans in this industry. No other single industry group represents more than 10% of outstanding loans. Approximately 74% of the Bank’s loans are secured by real estate. The granular nature of the portfolio, both from industry mix and loan size, continues to disburse risk concentration.

Within the loan portfolio, loans in the hotel/motel industry account for less than 4.0% of the total loan portfolio at December 31, 2005. There were no foreclosed or non-accrual hotel/motel properties as of year end December 31, 2005. All hotel/motel loans are performing according to their contractual terms. In view of the uncertainties in this industry, the Company continues to carefully monitor loans made by the Bank in this industry.

NONPERFORMING ASSETS
(dollars in thousands)
	December 31,
	2005	2004	2003	2002	2001

Nonaccrual loans	$180	$1,004	$1,506	$6,176	$6,049
90 or more days past due and still accruing	-	213	545	359	953
Total nonperforming loans	180	1,217	2,051	6,535	7,002
Government guarantees	(28)	(101)	(233)	(1,563)	(1,020)
Net nonperforming loans	152	1,116	1,818	4,972	5,982
Foreclosed assets	131	262	411	864	0
Total nonperforming assets	$283	$1,378	$2,229	$5,836	$5,982

Nonperforming assets as a percentage of
of total assets	0.04%	0.27%	0.52%	1.54%	1.93%

If interest on nonaccrual loans had been accrued, such income would have been approximately $89, $98, and $159, respectively, for years 2005, 2004 and 2003.

Allowance for Loan Loss

The following chart presents information about the Company’s allowances for loan losses. The Company does not allocate the allowance among specific loan types or categories. Management evaluates the allowance monthly and considers the amount to be adequate to absorb possible loan losses.

ALLOWANCE FOR LOAN LOSS
(dollars in thousands)
	December 31,
	2005	2004	2003	2002	2001
Balance at beginning of year	$5,224	$5,225	$4,403	$3,418	$2,149
Charges to the allowance
Real estate loans	(214)	(79)	(843)	(4,138)	(54)
Consumer loans	(106)	(269)	(104)	(123)	(99)
Commercial	(316)	(168)	(238)	(542)	(121)
Total charges to the allowance	(636)	(516)	(1,185)	(4,803)	(274)
Recoveries against the allowance
Real estate loans	37	73	799	49	8
Consumer loans	56	54	15	10	29
Commercial	31	70	103	69	51
Total recoveries against the allowance	124	197	917	128	88

Acquisition	2,014	0	190	0	0
Provisions	1,100	500	900	5,660	1,455
Unfunded commitments *	(34)	(182)	0	0	0
Balance at end of the year	$7,792	$5,224	$5,225	$4,403	$3,418

Net charge offs as a percentage of total average loans	0.10%	0.08%	0.08%	1.62%	0.08%
* Allowance for unfunded commitments is presented as part of the other liabilities in the balance sheet.

The allowance for loan losses as of December 31, 2005 is allocated to real estate, commercial, and consumer loans that approximate their respective percentages of the total loan portfolio or approximately 74%, 24%, and 2% for real estate, commercial, and consumer loans, respectively.

During 2005, the Bank recorded a provision for loan losses of $1,100 of which $34 was reserved for unfunded loan commitments and recorded in other liabilities. The increase in the loan loss provision has reflected growth in outstanding loans. On November 30, 2005, the Company completed its acquisition of NWBF, which added $2,014 to the allowance for loan losses at year-end December 31, 2005. At December 31, 2005, the recorded investment in certain loans totaling $676 (net of government guarantees), were considered impaired. Impaired loans at December 31, 2005 consist of $152 in nonperforming loans and two loans to a single borrower totaling $524 that are performing under revised terms. A specific related valuation of $238 is provided for these loans and is included in the $7,792 ending allowance at December 31, 2005.

Deposits

Deposits represent a significant portion of the Company’s liabilities. Average balance and average rates paid by category of deposit is included in Table I, Average Balance Analysis of Net Interest Earnings, within the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included on page 25 of this report. The chart below details the Company’s time deposits at December 31, 2005. The Company does not have any foreign deposits. Variable rate deposits are listed by first repricing opportunity.

TIME DEPOSITS
(dollars in thousands)
	Time Deposits	Time Deposits
	of $100,000	of less than	Total
	Or more	$100,000	Time Deposits
Three months or less	$40,789	$11,578	$52,367
Over three months through twelve months	16,206	32,050	48,256
Over one year through three years	3,079	18,246	21,325
Over three years	5,048	1,340	6,388
	$65,122	$63,214	$128,336

Short-term Borrowings

The Company uses short-term borrowings to fund fluctuations in deposits and loan demand. The Company’s only subsidiary, Pacific Continental Bank, has access to both secured and unsecured overnight borrowing lines. At December 31, 2005, the Bank had unsecured and secured borrowing lines totaling approximately $281,000. At December 31, 2005, available unsecured borrowing lines with various correspondent banks and a secured line with the Federal Reserve Bank of San Francisco was approximately $83,000. The Federal Home Loan Bank of Seattle (FHLB) also provides a secured borrowing line using a blanket pledge of commercial real estate loans. The Bank’s FHLB borrowing limit at December 31, 2005 was 25% of assets or $198,000, subject to sufficient collateral and stock investment.

SHORT-TERM BORROWINGS
(dollars in thousands)
	2005	2004	2003
Federal Funds Purchased & FHLB Cash Management Advances
Average interest rate
At year end	4.33%	2.75%	1.10%
For the year	3.35%	2.46%	1.59%
Average amount outstanding for the year	$17,693	$12,596	$4,066
Maximum amount outstanding at any month end	$34,825	$31,790	$21,710
Amount outstanding at year end	$24,000	$31,790	$0

Long-term Borrowings

The Company acquired $8,248 in junior subordinated debentures on November 28, 2005, due on January 7, 2036, to help fund the acquisition of NWBF. These debentures are priced at 6.265% for five years and then convert to a floating rate instrument at 135 basis points over the 3-month LIBOR.

ITEM 1A     Risk Factors

Our business exposes us to certain risks. The following is a discussion of the most significant risks and uncertainties that may affect our business, financial condition and future results.

Fluctuating interest rates can adversely affect our profitability

Our profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread, and, in turn, our profitability. Because our Company is asset sensitive, we seek to manage our interest rate risk within well established guidelines. Generally, the Company seeks an asset and liability structure that insulates net interest income from large deviations attributable to changes in market rates.

Our allowance for loan losses may not be adequate to cover actual loan losses, which could adversely affect our earnings

We maintain an allowance for loan losses in an amount that we believe is adequate to provide for losses inherent in the portfolio. While we strive to carefully manage and monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans. By managing our credit quality, we attempt to identify deteriorating loans before they become nonperforming assets and adjust the loan loss reserve accordingly. However, because future events are uncertain, there may be loans that deteriorate to a nonperforming status in a relatively short time frame. As a result of these types of situations, future additions to the allowance may be necessary. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans, requiring an increase to the loan loss allowance. Additionally, future additions to the allowance may be required based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the allowance. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses could have a negative effect on our financial condition and results of operation.

An economic downturn in the market areas we serve may cause us to have lower earnings and could increase our credit risk associated with our loan portfolio

The inability of borrowers to repay loans can erode our earnings. Substantially all of our loans are to businesses and individuals in Oregon and Washington, and any decline in the economy of these market areas could impact us adversely. As a lender, we are exposed to the risk that our customers will be unable to repay their loans in accordance with their terms, and that any collateral securing the payment of their loans may not be sufficient to assure repayment.

ITEM 1B     Unresolved Staff Comments

None

ITEM 2     Properties

The principal properties of the registrant are comprised of the banking facilities owned by the Bank. The Bank operates thirteen full service facilities and three consumer finance offices. The Bank and Bank subsidiaries own a total of seven buildings and with the exception of one building, owns the land on which these buildings are situated. Significant properties owned by the Bank are as follows:

1)	Three-story building and land with approximately 30,000 square feet located on Olive Street in Eugene, Oregon.

2)	Building with approximately 4,000 square feet located on West 11th Avenue in Eugene, Oregon. The building is on leased land.

3)	Building and land with approximately 8,000 square feet located on High Street in Eugene, Oregon.

4)
Three-story building and land with approximately 31,000 square feet located in the Gateway area of Springfield, Oregon. The Bank occupies approximately 5,500 square feet of the first floor and leases out, or is seeking to lease out, the remaining space.

5)	Building and land with approximately 3,500 square feet located in Beaverton, Oregon.

6)	Building and land with approximately 2,000 square feet located in Junction City, Oregon.

7)	Building and land with approximately 5,000 square feet located in Portland, Oregon.

The Bank leases facilities for branch offices in Seattle, Washington, Bellevue, Washington, Portland, Oregon and Tualatin, Oregon; two branch offices and one consumer finance lending office located in Eugene, Oregon and one consumer finance office in both Coos Bay, Oregon and Roseburg, Oregon. In addition, the Bank leases a portion of an adjoining building to the High Street office for administrative and training functions. Management considers all owned and leased facilities adequate for current use. The Bank is presently investigating additional space in Eugene, Oregon to house various Bank administrative departments.

ITEM 3     Legal Proceedings

As of the date of this report, neither the Company nor the Bank or any of its subsidiaries is party to any material pending legal proceedings, including proceedings of governmental authorities, other than ordinary routine litigation incidental to the business of the Bank.

ITEM 4      Submissions of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5  Market for Company’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities

Issuer Purchases of Securities

The Company did not repurchase any shares of its common stock during the fourth quarter of 2005. The Company had no sales of securities during the past three years, other than those issued pursuant to its stock option plans.

Dividends

The Company pays cash dividends on a quarterly basis, typically in March, June, September and December of each year. The Board of Directors considers the dividend amount quarterly and takes a broad perspective in its dividend deliberations including a review of recent operating performance, capital levels, and growth projections. The Board also considers dividend payout ratios, dividend yield, and other financial metrics in setting the quarterly dividend. The Company declared and paid cash dividends of $0.28 per share for the year 2005. That compares to cash dividends of $0.25 per share paid for the year 2004.

Equity Compensation Plan Information

	Year Ended December 31, 2005
	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)(3)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders(1)	1,114,232	$ 10.82	721,671
Equity compensation plans not approved by security holders	0	$0	0

(1)	Under the Company’s respective equity compensation plans, the Company may grant incentive stock options and non-qualified stock options to employees and non-qualified stock options to directors.

(2)	All amounts have been adjusted to reflect subsequent stock splits and stock dividends.

(3)	Includes 219,599 shares reserved for issuance under the NWB Plans that were assumed by the Company in connection with the acquisition of NWB Financial Corporation in November 2005. No additional shares are available for future issuance under these plans.

Market Information

The Company’s common stock trades on the NASDAQ National Market under the symbol PCBK. At March 3, 2006, the Company had 10,482,860 shares of common stock outstanding held by approximately 693 shareholders.

The high, low and closing sales prices (based on daily closing price) for the last eight quarters are shown in the table below. All prices have been adjusted retroactively to reflect the 5-for-4 stock split declared in September 2004.

YEAR		2005				2004
QUARTER	Fourth	Third	Second	First	Fourth	Third	Second	First
Market value:
High	$16.20	$16.30	$16.25	$16.25	$16.74	$15.19	$12.80	$12.48
Low	15.10	13.75	15.00	15.45	14.40	12.26	10.88	11.42
Close	15.89	15.75	15.20	15.75	15.75	14.94	12.38	12.38

ITEM 6     Selected Financial Data

Selected financial data for the past five years is shown in the table below.
($ in thousands, except for per share data)

	2005	2004	2003	2002	2001
For the year
Net interest income	$30,240	$24,952	$22,220	$19,689	$18,520
Provision for loan losses	$1,100	$500	$900	$5,660	$1,455
Noninterest income	$4,083	$4,463	$4,946	$4,200	$3,611
Noninterest expense	$18,134	$16,041	$15,202	$12,594	$11,371
Income taxes	$5,511	$4,925	$4,233	$2,181	$3,582
Net income	$9,578	$7,948	$6,831	$3,454	$5,722
Cash dividends	$2,556	$2,164	$1,841	$1,610	$1,401

Per common share data (1)
Net income:
Basic	$1.08	$0.93	$0.81	$0.41	$0.69
Diluted	$1.05	$0.90	$0.79	$0.41	$0.67
Cash dividends	$0.28	$0.25	$0.22	$0.19	$0.17
Market value, end of year	$15.89	$15.75	$12.71	$8.70	$7.62

At year end
Assets	$791,794	$516,630	$425,799	$379,846	$309,548
Loans, less allowance for loan loss (2)	$671,171	$453,817	$350,852	$326,400	$239,683
Deposits	$604,271	$403,791	$356,099	$309,909	$248,328
Shareholders' equity	$81,412	$49,392	$42,234	$36,698	$35,604

Average for the year
Assets	$573,717	$463,509	$402,195	$337,258	$299,721
Earning assets	$533,930	$431,374	$369,574	$305,763	$270,702
Loans, less allowance for loan losses	$501,541	$398,739	$342,192	$284,614	$234,441
Deposits	$461,013	$379,618	$329,157	$271,765	$238,856
Interest-paying liabilities	$372,880	$290,569	$256,441	$211,745	$195,529
Shareholders' equity	$54,528	$46,043	$39,758	$36,117	$33,882

Financial ratios
Return on average:
Assets	1.67%	1.71%	1.70%	1.02%	1.91%
Equity	17.57%	17.26%	17.18%	9.56%	16.89%
Avg shareholders' equity / avg assets	9.50%	9.93%	9.89%	10.71%	11.30%
Dividend payout ratio	26.69%	27.23%	26.95%	46.61%	24.48%
Risk-based capital:
Tier I capital	9.32%	10.19%	10.95%	10.23%	12.71%
Tier II capital	10.48%	11.29%	12.20%	11.47%	13.98%

(1) Per common share data is retroactively adjusted to reflect the 5-for-4 stock split, 4-for-3 stock split, and 10% stock dividend of 2004, 2003, and 2001, respectively.
(2) Outstanding loans include loans held for sale.

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

In addition to historical information, this report contains ``forward-looking statements'' within the meaning of the Private Securities Litigation Reform Act of 1995 (``PSLRA''). Such “forward-looking” statements are subject to risks and uncertainties that may cause actual results to differ materially from those projected, including but not limited to the following: the concentration of loans of the Company’s banking subsidiary, particularly with respect to commercial and residential real estate lending; changes in the regulatory environment and increases in associated costs, particularly on-going compliance expenses and resource allocation needs in response to the Sarbanes-Oxley Act and related rules and regulations; vendor quality and efficiency; employee recruitment and retention, specifically in the Bank’s Portland and Seattle markets; the Company’s ability to control risks associated with rapidly changing technology both from an internal perspective as well as for external providers; increased competition among financial institutions; fluctuating interest rate environments; and similar matters. With regard to the NWBF transaction, specific risks include that it may be more difficult, costly or time-consuming to combine the two companies than anticipated, thereby creating disruption and difficulties during the integration process. In addition, the combined company may fail to realize projected cost savings and revenue enhancements that are accretive to the Company’s earnings. Readers are cautioned not to place undue reliance on the forward-looking statements. The Company undertakes no obligation to publicly revise or update the forward-looking statements to reflect events or circumstances that arise after the date of this release. Readers should also carefully review any risk factors described in its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other documents, including any Current Reports on Form 8-K furnished to or filed from time-to-time with the Securities Exchange Commission. This statement is included for the express purpose of invoking PSLRA's safe harbor provisions.

HIGHLIGHTS

	2005 (2)	2004	% Change 2005 vs. 2004	2003	% Change 2004 vs. 2003
Operating revenue (1)	$34,323	$29,415	17%	$27,166	8%
Net income	$9,578	$7,948	21%	$6,831	16%

Earnings per share (3)
Basic	$1.08	$0.93	16%	$0.81	15%
Diluted	$1.05	$0.90	17%	$0.79	14%
Assets, period-end	$791,794	$516,630	53%	$425,799	21%
Deposits, period-end	$604,271	$403,791	50%	$356,099	13%

Return on assets	1.67%	1.71%		1.70%
Return on equity	17.57%	17.26%		17.18%

(1)	Operating income is defined as net interest income plus noninterest income

(2)
On November 30, 2005, the Company acquired NWBF for a combination of stock and cash. Combined, the stock and cash transaction was valued at approximately $40,400. The acquisition was accounted for under the purchase-method of accounting and accordingly, the results of operations of NWBF have been included in the consolidated financial statement only since the date of acquisition.

(3)	Per share data for 2004 and 2003 was retroactively adjusted to reflect the 5-for 4 and 4-for-3 stock splits declared in September 2004 and September 2003, respectively.

The Company earned $9,578 in 2005 compared to $7,948 in 2004. Growth in operating revenue, which consists of net interest income plus noninterest income was primarily responsible for the increased earnings in 2005 over 2004. Operating revenues in 2005 grew by $4,908 or 17% over 2004. Operating revenue growth was driven by a 24% increase in average earning assets resulting in a 21% increase in net interest income. The increase in net interest income was partially offset by a 9% decline in noninterest income due to lower service charges on deposit accounts, other deposit related service fees, and income from the origination of residential mortgages.

The Company earned $7,948 in 2004 compared to $6,831 in 2003. Operating revenue growth of 8%, combined with a decrease in the provision for loan losses, were key elements for the improvement in 2004 earnings when compared to 2003. Operating revenue growth was driven by a 17% increase in average earning assets, resulting in a 12% increase in net interest income. The provision for loan losses for 2004 was $500 compared to $900 for the year 2003 due to improved credit quality in the loan portfolio and reductions in nonperforming assets.

Period-end assets at December 31, 2005, including assets acquired from NWBF, were $791,794, compared to $516,630 at December 31, 2004. Core deposits, which are defined as demand deposits, interest checking, money market accounts, and local time deposits (including local time deposits over $100 thousand) constitute 88% of December 31, 2005 outstanding deposits. Demand deposits were $164,626 or 27% of total deposits at year-end December 31, 2005.

During 2006, the Company believes the following factors could impact reported financial results:

▪
A flat or inverted yield curve that would reduce spreads between the Bank’s yield on fixed rate loans and the Bank’s short-term borrowing costs and costs of core deposits, which could negatively affect the net interest margin.

▪	The ability to successfully integrate NWBF operations and convert data processing systems.

▪	The ability to grow core deposits, to fund expected loan growth during 2006.

▪
The local and regional economies and their effect on loan demand, the credit quality of existing clients with lending relationships, and vacancy rates of commercial real estate properties, since a significant portion of our loan portfolio is secured by real estate.

▪	Any further increases in long-term interest rates and their impact on residential construction, residential mortgage lending, and refinancing activities of existing homeowners.

▪
Increased expenses related to personnel costs and the rising costs of providing employee benefits, plus staffing, consulting, audit fees, and other expense related to internal auditing and ongoing compliance with Section 404 of Sarbanes-Oxley Act.

▪	The ability to attract and retain qualified and experienced commercial bankers in all markets.

▪	The performance of new offices in the metropolitan Portland area.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2005 in Item 8 of this report. Management believes that the following policies and those disclosed in the Notes to Consolidated Financial Statements should be considered critical under the SEC definition:

Allowance for Loan Losses and Reserve for Unfunded Commitments

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

Goodwill and Intangible Assets

At December 31, 2005, the Company had $24,201 in goodwill and other intangible assets. In accordance with Financial Accounting Standard 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002, these assets with indefinite lives are no longer amortized, but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives at least annually and has determined that there was no impairment as of December 31, 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123 (R), Share Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based forms of compensation issued to employees. This standard will become effective in the first quarter of 2006.

The method of determining the grant date fair value of stock options under FAS 123 (R) is the same as the method currently being used by the Company to calculate the pro forma impact on net income and earnings per share as presented in Note 1 of the Notes to Consolidated Financial Statements in Item 8 below. Accordingly, we do not expect the impact of the adoption of FAS 123 (R) on net income and earnings per share will be materially different from the current pro forma disclosures.

The Company may elect one of two methods for adoption of FAS 123 (R). Under the modified prospective method, any awards that are granted or modified after the date of adoption will be measured and accounted for under FAS 123(R). The unvested portion of previously granted awards will continue to be accounted for under FAS 123, Accounting for Stock-Based Compensation, except that the compensation expense associated with the unvested portions will be recognized in the income statement. Under the modified retrospective method, all amounts previously reported are restated to reflect the amounts previously reported in FAS 123 pro forma disclosure.

The Company has elected to adopt FAS 123 (R) using the modified prospective method. Therefore, previously reported financial data will not be restated, and expense related to stock options vesting during 2006 and later will be recorded as additional compensation expense. During 2006, the Company estimates noninterest expense related to stock options vesting during the year will be approximately $549 before taxes, which will reduce net income by approximately $337 or $0.03 per basic share. This estimate is subject to change due to the number of options actually granted or forfeited during the year.

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

Two tables follow which analyze the changes in net interest income for 2005, 2004, and 2003. Table I, Average Balance Analysis of Net Interest Earnings, provides information with regard to average balances of assets and liabilities, as well as associated dollar amounts of interest income and interest expense, relevant average yields or rates, and net interest income as a percent of average earning assets. Table II, Analysis of Changes in Interest Income and Interest Expense, shows the increase (decrease) in the dollar amount of interest income and interest expense and the differences attributable to changes in either volume or rates. Changes not solely due to volume or rate are allocated to rate.

2005 Compared to 2004

Net interest income for 2005 was $30,240, an increase of $5,288 over 2004 net interest income of $24,952. For the year 2005, the net interest income as a percentage of earning assets decreased by 12 basis points from 5.78% to 5.66%. Generally, the decline in the net interest margin in 2005 when compared to 2004 can be attributed to the Bank’s cost of funds rising faster than the yield on its loan portfolio.

For the year 2005, interest and fees earned on earning assets increased by $10,168 or 35% over 2004. Referring to Table II, total interest income and fees improved by $7,329 due to increased earning asset volumes and improved $2,839 due to higher yields on earning assets. Average earning assets for 2005 were $533,930, a 24% increase over 2004 average earning assets. Growth in earning assets was primarily attributable to loan growth as average loans, net of the allowance for loan losses for the year 2005, were up $102,802 or 26% over 2004. Referring to Table I, earning asset yields increased by 60 basis points, from 6.82% in 2004 to 7.42% in 2005. The improvement in earning asset yield was primarily due to increased loan yields, which were up 55 basis points in 2005 over 2004. The increase in loan yields is reflective of the consistent increase in the prime-lending rate throughout the year 2005.

Interest expense on interest-bearing liabilities during 2005 increased by $4,880 or 109% over 2004. Referring to Table I, overall average interest-bearing liabilities in 2005 increased by $82,311 or 28% over 2004, while the average rate paid on interest-bearing liabilities increased by 97 basis points from 1.54% to 2.51%. Referring to Table II, interest expense increased by $1,901 due to the change in the mix and increased volumes of interest-bearing liabilities. Table II also indicates that interest expense for the year increased an additional $2,979 due to higher rates, a direct result of the increase in short-term market interest rates throughout the year 2005. Table II shows the increase in the average volumes of money market and NOW accounts, time deposits, and FHLB borrowings, were primarily responsible for the increase in interest expense due to higher volumes for 2005 when compared to 2004. Again referring to Table II, the increase in interest expense for the year 2005 over 2004 resulting from higher rates was primarily due to increased rates paid on money market and NOW accounts and time deposits. Table I shows the 2005 average volume of money market and NOW accounts increased $41,166 or 23% and average time deposit volume increased $20,584 or 38% over 2004 average volumes, while the rate on these deposits increased 110 basis points and 97 basis points, respectively. The increase in time deposit volume primarily involved local market time deposits in excess of $100, national time deposits, and public deposits. Table II shows that the increase in the average volume of FHLB term borrowings accounted for $1,084 or 57% of the total increase in interest expense for the year 2005 over 2004 that was related to volume. However, lower rates paid on FHLB advances during the year 2005 when compared to 2004 mitigated a portion of the increase in interest expense from the higher usage of FHLB advances.

The Company’s 2005 net interest margin benefited from growth in noninterest-bearing deposits. For the year 2005, average noninterest-bearing deposits grew by $16,962 or 14% over 2004. Average noninterest-bearing deposits funded 25% of total average assets for the year 2005.

During 2005, the Federal Reserve continued to increase short-term rates as they did during the last six month of 2004. From January 2005 through December 2005, the Federal Reserve increased short-term interest rates by 200 basis points on top of the 125 basis point increase in short-term rates during the last six months of 2004. The increase in market interest rates during 2005 increased the Bank’s prime-lending rate from 5.25% at the beginning of the year to 7.25% at year end 2005. Although the Bank is asset sensitive, meaning the net interest margin should improve during a rising rate environment, the increases in market interest rates during 2005 had little positive effect on the net interest margin. This was primarily the result of two factors. First, a flattening yield curve, where long-term rates rose at a much slower pace than short-term rates keeping the yields on fixed rate loans low, thus narrowing the spread between the Bank’s borrowing and core deposit costs and the yield on its fixed rate loan portfolio. Second, consistently throughout the year 2005, there was a timing lag between the increases in short-term money market rates, which moved borrowing costs and deposit rates up in advance of the Bank’s prime-lending rate also creating margin compression.

The month of December 2005 was the first full month of financial results that included activity from the NWBF acquisition. The Bank’s net interest income as a percentage of average earning assets for the full month of December 2005 was 5.46%. The drop in the net interest margin was expected as a result of the combination of the two entities due to the higher level of wholesale funding and lower net interest margin for NWBF. Prior to the acquisition, NWBF’s net interest margin ranged from 4.20% to 4.35% on a monthly basis.

Looking forward to the first quarter 2006, the Company expects the net interest margin to be flat to down slightly from the 5.46% net interest margin recorded for the month of December 2005. Historically, the Bank’s Oregon market experiences flat to negative growth in its core deposit base during the first quarter of each year, while loan activity remains strong. This would potentially decrease the Bank’s net interest margin as the reduction in core deposits typically occurs in lower cost demand and commercial money market accounts. However, further increases in market interest rates, plus a more normal yield curve, where long-term rates are higher than short-term rates, could mitigate any decline in the net interest margin due to a reduction in the Bank’s core deposit base.

The Company believes there are opportunities during the course of 2006 to improve the net interest margin through core deposit growth. The Company believes that when NWBF operations and systems are fully integrated and converted, that the Company’s image technology and on-line cash management products geared to the specific market segments the Bank desires, will provide a competitive advantage in the new Seattle market. In addition, the new office in the Bank’s Portland market is expected to contribute to core deposit growth in the Oregon market during 2006.

2004 Compared to 2003

Net interest income for 2004 was $24,952, an increase of $2,732 or 12% over 2003 net interest income of $22,220. For the year 2004, the net interest income as a percentage of earning assets decreased by 23 basis points, from 6.01% in 2003 to 5.78%.

Short-term market interest rates were stable during the first six months of 2004 and were at a 45 year low. Beginning on June 30, 2004, the Federal Reserve began to take measured steps to increase short-term market rates during the last half of 2004. During this six month period, short-term market interest rates moved up on five occasions in 25 basis point increments for a total increase of 125 basis points. During this period, the prime-lending rate increased from 4.00% to 5.25%. The Bank’s net interest margin did not immediately benefit from the increase in the prime-rate as approximately $90,000 of the Bank’s variable rate loan portfolio had active floors above the calculated rate. The 25 basis point increase in the prime-lending rate in November 2004 removed all active loan floors on variable rate loans. As a result, the Bank’s net interest margin improved during the fourth quarter to 5.87%. That compares to net interest margins of 5.78%, 5.74%, and 5.74% for the first, second, and third quarters of 2004, respectively.

Interest and fees earned on earning assets during 2004 increased by $2,896 or 11% over 2003. Referring to Table II, total interest income and fees improved by $4,577 due to increased earning asset volumes, which was partially offset by a $1,681 decline in interest income due to lower yields on earning assets. Average earning assets for 2004 were $431,374, a 17% increase over 2003 average earning asset levels. Growth in earning assets was primarily attributable to loan growth as average loans, net of the allowance for loan losses for the year 2004, were up $56,547 or 17% over 2003. Referring to Table I, earning asset yields declined by 36 basis points, from 7.18% in 2003 to 6.82% in 2004. Yields on loans and securities available for sale contributed to the overall decline in earning asset yields during 2004. The yield on average loans, which made up 92% of earning asset volumes during 2004, was primarily responsible for the decline in earning asset yields during 2004. Loan yields for 2004 were 7.13%, a decline of 43 basis points from loan yields of 7.56% recorded during 2003. The decline in loan yields is reflective of fixed rate loans booked during the prolonged low interest rate environment during the past two years, combined with active floors on variable rate loans above the calculated rate.

Interest expense on interest-bearing liabilities during 2004 increased by $166 or 4% over 2003. Referring to Table I, overall average interest-bearing liabilities in 2004 increased by $34,128 or 13% over 2003, while the average rates paid on interest-bearing liabilities dropped by 14 basis points from 1.68% to 1.54%. Referring to Table II, interest expense increased by $59 due to the change in the mix and increased volumes of interest-bearing liabilities. Table II also indicates that interest expense for the year increased an additional $107 due to rates as a result of the increase in short-term market interest rates during the last half of 2004. Table II shows the increase in the volume and the increase in the rate on money market and NOW accounts were primarily responsible for the increased interest expense during 2004. Referring to Table I the 2004 average volume of money market and NOW accounts increased $38,155 or 27% over 2003, while the rates on these deposits increased 17 basis points from 0.93% in 2003 to 1.10% in 2004. A portion of the increase in interest expense due to increased volume and rate of money market and NOW accounts was offset by a decline in volume and rate of time deposits. Referring to Table I, average time deposits in 2004 were $10,351 or 16% below 2003 and the rate paid on time deposits dropped by 31 basis points from 2.42% in 2003 to 2.11% in 2004. Table II shows that the decline in volume and rate for the time deposit category reduced noninterest expense in 2004 by $251 and $166, respectively, or a total of $417. The decline in time deposit volume was primarily the result of national time deposits that matured during 2004 and were not renewed. The decline in the rates on time deposits is reflective of the lag effect on time deposit rates in a rising rate environment. Although market interest rates moved up during the last six months of the year, time deposit rates remained low as many of these deposits were booked during the prolonged low interest rate environment during 2003 and the first half of 2004.

The Company’s 2004 net interest margin benefited from growth in noninterest-bearing deposits. For the year 2004, average noninterest-bearing deposits grew by $20,503 or 20% over 2003. Average noninterest-bearing deposits funded 27% of total assets in 2004.

Table I
Average Balance Analysis of Net Interest Earnings
(dollars in thousands)
		2005			2004			2003
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance	Income/(Expense)	Yield/(Cost)	Balance	Income/(Expense	Yield/(Cost)	Balance	Income/(Expense	Yield/(Cost)
Interest Earning Assets
Federal funds sold and interest-
bearing deposits in banks	$1,002	$26	2.62%	$1,248	$16	1.24%	$8,354	$79	0.95%
Securities available for sale:
Taxable (1)	$29,142	$965	3.31%	$30,009	$936	3.12%	$18,459	$554	3.00%
Tax-exempt	$2,245	$82	3.64%	$1,378	$50	3.61%	$594	$22	3.71%
Loans, net of allowance for loan losses(2)(3)(4)	$501,541	$38,520	7.68%	$398,739	$28,424	7.13%	$342,192	$25,874	7.56%

Total interest earning assets	$533,930	$39,593	7.42%	$431,374	$29,425	6.82%	$369,599	$26,529	7.18%

Non Earning Assets
Cash and due from banks	$19,324			$16,523			$15,983
Premises and equipment	$14,923			$12,898			$13,215
Interest receivable and other	$5,540			$2,714			$3,398
Total non interest assets	$39,787			$32,135			$32,596

Total assets	$573,717			$463,509			$402,195

Interest-Bearing Liabilities
Money market and NOW accounts	$219,981	($4,840)	-2.20%	$178,815	($1,960)	-1.10%	$140,660	($1,305)	-0.93%
Savings deposits	$24,148	($222)	-0.92%	$21,465	($130)	-0.61%	$19,310	($128)	-0.66%
Time deposits	$74,583	($2,299)	-3.08%	$53,999	($1,142)	-2.11%	$64,350	($1,558)	-2.42%
Federal funds purchased	$4,730	($113)	-2.39%	$12,596	($213)	-1.69%	$4,066	($65)	-1.59%
FHLB borrowings	$48,670	($1,831)	-3.76%	$23,694	($1,028)	-4.34%	$28,055	($1,251)	-4.46%
Trust preferred	$768	($48)	-6.27%	$0	$0		$0	$0

Total interest-bearing liabilities	$372,880	($9,353)	-2.51%	$290,569	($4,473)	-1.54%	$256,441	($4,307)	-1.68%
Noninterest-Bearing Liabilities
Demand deposits	$142,301			$125,339			$104,836
Interest payable and other	$4,008			$1,558			$1,160
Total noninterest liabilities	$146,309			$126,897			$105,996
Total liabilities	$519,189			$417,466			$362,437
Stockholders' equity	$54,528			$46,043			$39,758
Total liabilities and stockholders' equity	$573,717			$463,509			$402,195
Net Interest Income		$30,240			$24,952			$22,221
Net Interest Income as a Percent of Earning Assets		5.66%			5.78%			6.01%

(1) Federal Home Loan Bank stock is included in securities available for sale.
(2) Nonaccrual loans have been included in average balance totals.
(3) Interest income includes recognized loan origination fees of $1,642, $1,295 and $1,038 for the years ended 2005, 2004, and 2003, respectively.
(4) Total includes loans held for sale.

Table II
Analysis of Changes in Interest Income and Interest Expense
(dollars in thousands)
		2005 compared to 2004			2004 compared to 2003
		Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest
bearing deposits in banks	($3)	$14	$11	($67)	$4	($64)
Securities available-for-sale:
Taxable	($27)	$57	$30	$347	$35	$382
Tax-exempt	$31	$1	$32	$22	$6	$28
Loans, net of allowance for loan losses	$7,328	$2,768	$10,096	$4,276	($1,725)	$2,550

Total interest income	$7,329	$2,839	$10,168	$4,577	($1,681)	$2,896

Interest paid on:
Money market and NOW accounts	($451)	($2,429)	($2,880)	($354)	($301)	($655)
Savings deposits	($16)	($76)	($92)	($14)	$12	($2)
Time deposits	($435)	($722)	($1,157)	$251	$166	$417
Federal funds purchased	$133	($33)	$100	($136)	($13)	($148)
Term borrowings	($1,084)	$281	($803)	$194	$29	$224
Trust preferred	($48)	$0	($48)	$0	$0	$0

Total interest expense	($1,901)	($2,979)	($4,880)	($59)	($107)	($164)

Net interest income	$5,428	($140)	$5,288	$4,518	($1,788)	$2,732

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

The provision for loan losses totaled $1,100 in 2005, $500 in 2004, and $900 in 2003. The higher provision for 2005 reflected growth in the Bank’s outstanding loans during the year. The lower provision in 2004 compared to 2003 reflected improved credit quality in the Bank’s loan portfolio and a reduction in the level of nonperforming assets throughout the year.

Nonperforming assets at December 31, 2005 were $283 or 0.04% of year-end assets. That compares to $1,378 of nonperforming assets at December 31, 2004 or 0.27% of year-end assets. At December 31, 2005, the Bank had two residential properties in foreclosed assets with a value of $131. Subsequent to the end of the year, the Bank sold one of these properties for a gain on sale of $21. A sale on the second property is pending and is expected to close prior to the end of the first quarter 2006.

The allowance for loan losses at December 31, 2005 was $7,792 (1.15% of outstanding loans) compared to $5,224 (1.14% of loans) and $5,225 (1.47% of loans) at years end 2004 and 2003, respectively. The December 31, 2005 allowance for loan losses included $2,014 in allowance added through the acquisition of NWBF. At December 31, 2005, the Bank also has reserved $301 for possible losses on unfunded loan commitments, which is classified in other liabilities on the balance sheet. At December 31, 2005, the allowance for loan losses for outstanding loans was 5,126% or more than 51 times the level of the total nonperforming loans. That compares to 468% at year-end December 31, 2004. The 2005 ending allowance includes $238 in specific allowance for impaired loans. At December 31, 2005, the Company had $676 of impaired loans (net of government guarantees) consisting of $152 in nonperforming loans and two loans to a single borrower totaling $524 that are performing under revised terms. These loans to the single borrower had a specific allowance of $179. At December 31, 2004, the Company had $2,799 of impaired loans (net of government guarantees) with a specific allowance assigned of $510.

Net loan charge offs were $512 in 2005 compared to $319 in 2004, and $268 in 2003. Net charge offs as a percentage of average loans were 0.10%, 0.08%, and 0.08% for 2005, 2004, and 2003, respectively.

Going forward into 2006, the provision for loans losses will be contingent on current economic and market conditions, the successful integration of NWBF’s loan portfolio, and overall loan growth, as there is only limited benefit available from further improvement in the loan portfolio credit statistics.

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

2005 Compared to 2004

Noninterest income in 2005 was $4,083, a decrease of $380 or 9% from 2004. The decline in noninterest income was primarily due to five categories: account service charges; NSF/OD fees; residential mortgage revenues; merchant bankcard fees; and loan servicing fees. Account service charges were down $168 or 24% from last year as the increase in the 91-day Treasury bill rate increased the earnings credit on analyzed business demand accounts, which lowered hard dollar fee income on these accounts. NSF/OD fees in 2005 dropped $92,000 or 14% from 2004 due to lower transaction volume. Revenues from the origination of residential mortgages were down $79 or 8% from 2004 as a result of higher long-term interest rates during the year that slowed loan originations. The merchant bankcard division achieved a 14% growth in sales transaction volume in 2005 over 2004. However, competitive pricing pressures resulted in a lower profit margin, thus reducing noninterest income from this division by $58 or 5% from 2004. Loan servicing fees in 2005 declined by $31 or 17% from 2004 due to a decline in the level of loans serviced for and participated to other financial institutions.

For the month of December 2005, total noninterest income was $323, with the newly acquired Seattle market contributing approximately $9 to the total. Although the fee schedule for the Seattle market is lower than the Oregon markets, the Bank will not consider any changes in the Seattle fee structure until after systems conversion, which is scheduled for the first quarter 2006. In the Oregon market, new fee increases went into effect on January 1, 2006, which is expected to add approximately $50 to total noninterest income during the year.

2004 Compared to 2003

Noninterest income in 2004 was $4,463, down $483 or 10% from year 2003. The decline in noninterest income was attributable to two categories. Mortgage banking income and gains on sales of loans in 2004 decreased $618 or 38% from the previous year. Mortgage banking revenues accounted for $488 of the decline in this category as higher long term interest rates significantly reduced the level of refinancing. Gains on the sales of loans were down $130 as the Bank recorded a one-time gain on the sale of loans of $130 in 2003. There were no loan sales during 2004. In addition to the decline in mortgage banking revenues and gains on sales of loans, the Bank’s loan servicing income decreased by $58 due to an overall decline in the level of participated loans. The decrease in these two noninterest income categories was partially offset by a $159 or 13% increase in other fee income, principally merchant bankcard processing revenues.

Noninterest Expense

Noninterest expense represents all expenses other than the provision for loan losses and interest costs associated with deposits and other interest-bearing liabilities. It incorporates personnel, premises and equipment, data processing and other operating expenses.

2005 Compared to 2004

Noninterest expense in 2005 was $18,134, up $2,093 or 13% over 2004. The acquisition of NWBF accounted for approximately $133 of the total expense increase. In addition, the Bank incurred approximately $35 in merger related expenses that will ultimately be eliminated following the systems conversion scheduled for first quarter 2006. The increase in expenses in 2005 over 2004 resulted primarily from increased personnel expense, premises and equipment expense, advertising, and various other expenses. Personnel expenses were up $1,234 or 12% in 2005 over 2004 reflecting increased staffing, increased accruals for incentive compensation, and higher group insurance costs. Group insurance expense accounted for $179 of the total increase in personnel cost for the year 2005. Occupancy and equipment expense in 2005 was up $273 or 15% over 2004 reflecting remodeling costs of the Bank’s Olive Street office in Eugene, Oregon, elimination of rental income from the Bank’s Olive Street office, and rent expense for the Seattle market offices. The increase in business development expense of $246 in 2005 over 2004 was primarily the result of a planned increase in advertising expense related to production costs of new media campaigns and increased media and specialty advertising in the Portland market. Various other expense categories, primarily sundry losses, travel, and subscription expenses, accounted for the increase in the other expense category.

Beginning with the first quarter 2006, the Company will begin to record noninterest expense related to stock option grants vesting during the year as required by FAS 123 (R). The Company estimates that this non-cash expense will be approximately $549 for the year 2006, but is subject to change depending on the number of options granted and forfeited during the year. In addition, the Bank will record approximately $223 in noninterest expense during 2006 for the amortization of the core deposit intangible related to the acquisition of NWBF.

2004 Compared to 2003

Noninterest expense in 2004 was $16,041, an increase of $838 or 6% over the same period in 2003. Comparing 2004 to 2003, the largest increase was in personnel expense, which grew by $1,110 or 13% over the previous year, reflecting personnel costs for staff added during the last half 2003 and 2004 and increased group insurance expense. Staff additions were primarily related to expansion in the Portland market. Increased salaries, incentive compensation, 401k contribution and payroll taxes accounted for $851 of the increase in personnel expense for the year 2004 when compared to 2003. Increased group insurance costs, primarily medical insurance, accounted for $251 of the increase in personnel expense. For the year 2004, group insurance expense was 41% above the previous year for the same period. Business development expense in 2004 was $1,017, a $194 or 24% increase as the Bank’s new branding campaign was implemented during the year. Growth in these noninterest expense categories was offset by a decrease in other real estate expense. Other real estate expense in 2004 declined by approximately $600 as 2003 included expenses related to write downs and operating losses associated with motel and hotel properties which were sold during 2003.

During 2004, the Company incurred incremental expenses totaling $91, primarily in the fourth quarter, related to compliance with Section 404 of Sarbanes-Oxley in terms of software, audit fees and professional consulting services. The incremental expense related to compliance with Section 404 does not include substantial staff time spent on this project.

BALANCE SHEET

Loans

At December 31, 2005, outstanding loans, excluding loans held for sale, were $678,321, up $221,353 over outstanding loans of $456,968 at December 31, 2004. A summary of loan growth for the year 2005 follows:

Outstanding loans January 1, 2005	$456,968
Oregon loan growth January 1 through December 31, 2005	68,458
Acquisition of NWBF loans on November 30, 2005	143,042
Seattle loan growth November 30 through December 31, 2005	9,853
Outstanding loans December 31, 2005	$678,321

The $68,458 increase in outstanding loans during 2005 for the Oregon market represented a 15% growth rate. More information on the loan portfolio can be found in statistical information in Item 1 and in Note 3 of the Notes to Consolidated Financial Statements in Item 8 below.

Goodwill and Intangible Assets

At December 31, 2005, the Company had a recorded balance of $22,659 in goodwill of which $22,384 was from the November 30, 2005 acquisition of NWBF and $275 from the 2003 acquisition of the Coos Bay consumer finance office. In addition, at December 31, 2005, the Company had $1,542 in core deposit intangible assets resulting from the acquisition of NWBF. In accordance with Financial Accounting Standard (“FAS”) 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment. Management is required to perform an impairment analysis for the intangible assets (goodwill) with indefinite lives at least annually. Management did perform an impairment analysis at December 31, 2005 and determined there was no impairment to the goodwill on its books at that time. The core deposit intangible of $1,542 was determined to have an expected life of approximately seven and one-half years and will be amortized over that period using the straight-line method.

Deposits

Outstanding deposits at December 31, 2005 were $604,271, an increase of $200,480 over outstanding deposits of $403,791 at December 31, 2004. Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and local time deposits, including local time deposits in excess of $100 thousand, were $529,794 and $381,601 at December 31, 2005 and 2004, respectively, and represented 88% and 95% of total deposits, respectively. A summary of deposit growth for the year 2005 follows:

Outstanding deposits January 1, 2005	$403,791
Oregon deposit growth January 1 through December 31, 2005	84,704
Acquisition of NWBF deposits on November 30, 2005	124,551
Seattle deposit decline November 30 through December 31, 2005	(8,775)
Outstanding deposits December 31, 2005	$604,271

Core deposit growth in the Oregon market accounted for approximately $80,300 or about 95% of the total deposit growth of $84,704. The growth in outstanding core deposits during 2005 in the Oregon market represented a 21% increase over 2004. The decline in the Seattle deposit base during the month of December 2005 following the acquisition was primarily brokered time deposits that matured during the month and were replaced with other less expensive funding sources.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debenture at December 31, 2005, which was issued in conjunction with the acquisition of NWBF. At December 31, 2005, the entire $8,248 in junior subordinated debenture had an interest rate of 6.265% that is fixed for a five year period. As of December 31, 2005, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital purposes. Additional information regarding the terms of the junior subordinated debentures, including maturity/repricing dates and interest rate, is included in Note 12 of the Notes to Consolidated Financial Statements in Item 8 below.

CAPITAL RESOURCES

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the issuance of new stock through the exercise of stock options. Capital formation allows the Company to grow assets and provides flexibility in times of adversity. In September 2004, the Company declared a 5-for-4 stock split which was paid to shareholders in October 2004. All per share data and outstanding shares from prior periods have been restated to present consistent financial information.

Shareholders’ equity at December 31, 2005 was $81,412, an increase of $32,020 or 65% from December 31, 2004. The increase in shareholders’ equity during 2005 was principally due to the issuance of shares and options valued at $23,880 in conjunction with the November 30, 2005 acquisition of NWBF, stock options exercised and the related tax benefit of $1,363, and the retention of approximately $7,022 net income for the year.

The Federal Reserve Board and the FDIC has in place guidelines for risk-based capital requirements applicable to U.S. banks and bank holding companies. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. These guidelines require a minimum 8% total risk-based capital ratio, of which 4% must be Tier I capital. The regulations also specify that a 10% total risk-based capital ratio is required to be designated “well-capitalized” (the highest FDIC capital rating) by the FDIC. The Company’s Tier I capital, which consists of shareholders’ equity and qualifying trust preferred securities, less other comprehensive income, goodwill, and deposit-based intangibles, totaled $65,549 at December 31, 2005. Tier II capital components include all, or a portion of the allowance for loan losses and the portion of trust preferred securities in excess of Tier I statutory limits. The total of Tier I and Tier II capital components is referred to as Total Risk-Based Capital, and was $73,051 at December 31, 2005. The Company’s total risk-based capital ratio was 10.48%, compared to 11.29% at December 31, 2004.

The Company pays cash dividends on a quarterly basis, typically in March, June, September and December of each year. The Board of Directors considers the dividend amount quarterly and takes a broad perspective in its dividend deliberations including a review of recent operating performance, capital levels, and growth projections. The Board also considers dividend payout ratios, dividend yield, and other financial metrics in setting the quarterly dividend. The Company declared and paid cash dividends of $0.28 per share for the year 2005. That compares to cash dividends of $0.25 paid during 2004.

The Company projects that earnings retention and existing capital will be sufficient to fund anticipated asset growth, while maintaining a well-capitalized designation from the FDIC.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit. The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2005, the Bank had $175,922 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At December 31, 2005, the Bank had $6,168 in letters of credit and financial guarantees written.

The Bank also has internal guidance lines of credit established for certain borrowers, primarily in the residential construction industry. These guidance lines are not contractual commitments to extend credit, and may be terminated by the Bank for any reason without any obligation to the borrower. These lines provide the Bank’s lenders limits on future extensions of credit to certain borrowers. The Bank uses the same credit policies in establishing internal guidance lines as it does for other credit products. At December 31, 2005, the Bank had established unused and uncommitted guidance lines totaling approximately $34,700.

The Company has entered into three year employment agreements with two executives, Hal Brown, President and Chief Executive Officer and Basant Singh, Executive Vice President and Director of Seattle Operations. The agreements provide for a minimum aggregate annual base salary of $216 for Mr. Brown and $181 for Mr. Singh, plus performance adjustments, incentives, life insurance coverage, and other perquisites commonly found in such agreements.

The Company has certain other financial commitments. These future financial commitments are outlined below:

Contractual Obligations
(dollars in thousands)	Total	Less than One Year	1-3 Years	3-5 Years	More than 5 Years
Junior subordinated debenture	$8,248	$-	$-	$-	$8,248
FHLB borrowings	$80,804	$47,500	$21,804	$11,500	$-
Time Deposits	$128,336	$100,658	$21,290	$6,388	$-
Operating lease obligations	$3,424	$660	$1,102	$933	$729
	$220,812	$148,818	$44,196	$18,821	$8,977

LIQUIDITY

Liquidity is the term used to define the Company’s ability to meet its financial commitments. The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds. The Company derives liquidity primarily through core deposit growth, maturity of investment securities, and loan payments. Core deposits include demand, interest checking, money market, savings, and local time deposits, including local time deposits in excess of $100. Additional liquidity and funding sources are provided through the sale of loans, sales of securities, access to national CD markets, and both secured and unsecured borrowings.

Core deposits at December 31, 2005 were 88% of total deposits compared to 95% at December 31, 2004. The decrease in the 2005 percentage of core deposits to total deposits from 2004 was due to the acquisition of NWBF. Prior to the November 30, 2005 acquisition, NWBF’s core deposits as a percentage of total deposits was approximately 60%. Excluding the acquisition of NWBF, core deposit growth of approximately $80,300 in the Oregon market funded 100% of loan growth during the year 2005. Following the acquisition of NWBF on November 30, 2005, the Bank increased its alternative funding sources, including overnight borrowed funds, Federal Home Loan Bank term advances, public deposits available from the State of Oregon, State of Washington, and national market time deposits.

The Company has deposit relationships with several large clients, which are closely monitored by Bank officers. At December 31, 2005, thirteen large deposit relationships with the Bank account for $152,090 or 29% of total deposits. The single largest client represented 7% of total deposits at December 31, 2005. The loss of this deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity. The Company expects to maintain these relationships and believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients.

Borrowing lines have been established at various correspondent banks, the Federal Home Loan Bank of Seattle and with the Federal Reserve Bank of San Francisco. At year-end December 31, 2005, the Bank had secured and unsecured borrowing lines totaling approximately $284,000 consisting of $198,000 with the Federal Home Loan Bank of Seattle, $75,000 with various correspondent banks, and $8,000 with the Federal Reserve Bank of San Francisco. The Federal Home Loan Bank borrowing line is limited to the amount of collateral pledged. At December 31, 2005, the Bank had approximately $251,000 in commercial real estate loans pledged as collateral (discounted collateral value of $145,000) for this line. The $8,000 borrowing line with the Federal Reserve Bank of San Francisco is also secured. The $75,000 in borrowing lines with correspondent banks are unsecured lines. At December 31, 2005, the Bank had $80,804 in borrowings outstanding all from the FHLB of Seattle. In addition, the Bank is part of the State of Oregon and State of Washington community bank time deposit program and at December 31, 2005 had $4,000 available from these sources. The Bank’s loan portfolio also contains approximately $28,500 in guaranteed government loans, which can be sold on the secondary market.

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

ITEM 7A     Quantitative and Qualitative Disclosures About Market Risk

The Company’s results of operations are largely dependent upon its ability to manage market risks. Changes in interest rates can have a significant effect on the Company’s financial condition and results of operations. Although permitted by its funds management policy, the Company does not presently use derivatives such as forward and futures contracts, options, or interest rate swaps to manage interest rate risk. Other types of market risk such as foreign currency exchange rate risk and commodity price risk do not arise in the normal course of the Company’s business activities.

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

During 2005, the model indicated that the Company continued to be asset sensitive and projects rising margins in a rising rate environment and declining margins in a falling rate environment. The Company’s interest rate risk profile at December 31, 2005 is not materially different from its interest rate risk profile at December 31, 2004. The following tables show the estimated impact of interest rate changes on net interest income. Tables show results of Company supplied data for both the rate shock and gradual interest rate scenarios. The base figure of $30,240 used in both analyses represents actual net interest income for the year 2005. Due to the various assumptions used for this modeling, no assurance can be given that projections will reflect actual results.

Interest Rate Shock Analysis
Net Interest Income and Market Value Performance
($ in thousands)

Projected	Net Interest Income
Interest	Estimated	$ Change	% Change
Rate Change	Value	From Base	From Base
+200	$ 33,509	$ 3,269	10.81%
+100	31,818	1,578	5.22%
Base	30,240	0	0.00%
-100	28,093	(2,147)	(7.10)%
-200	25,719	(4,521)	(14.95)%

Gradual Interest Rate Movement Forecast
Net Interest Income and Market Value Performance
($ in thousands)

Projected	Net Interest Income
Interest	Estimated	$ Change	% Change
Rate Change	Value	From Base	From Base
Rising 2.40%	$ 34,564	$ 4,324	14.33%
Base	30,240	0	0.00%
Declining 2.40%	27,131	(3,109)	(10.28)%

During the fourth quarter 2005, the FHLB of Seattle informed the Bank that it would no longer provide interest rate risk modeling services after the completion of the December 31, 2005 interest rate risk report. The Bank has purchased in-house software and beginning in the first quarter 2006 will use this software to measure its interest rate risk position.

ITEM 8  Financial Statements and Supplementary Data

Moss Adams, LLP
805 SW Broadway STE 1200
Portland, OR 7205

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Pacific Continental Corporation

We have audited the accompanying consolidated balance sheet of Pacific Continental Corporation (Company) as of December 31, 2005, and the related consolidated statement of income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2005. We also have audited management’s assessment included in the accompanying Management Report on Internal Control over Financial Reporting that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Continental Corporation as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Pacific Continental Corporation maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Pacific Continental Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Moss Adams LLP

Portland, Oregon
March 13, 2005

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

Zirkle, Long, Trigueiro & Ward, L.L.C.

Eugene, Oregon
January 31, 2005

Pacific Continental Corporation and Subsidiaries
Consolidated Balance Sheets
	December 31
	2005	2004
ASSETS

Cash and due from banks	$27,519,763	$15,449,945
Interest-bearing deposits with banks	500,000	200,000
Federal funds sold	3,823,583	432,337

Total cash and cash equivalents	31,843,346	16,082,282

Securities available-for-sale, at fair value	39,344,924	27,557,731
Loans held for sale	642,180	2,072,351
Loans, less allowance for loan losses and unearned fees	670,529,157	451,744,165
Interest receivable	3,343,920	1,969,181
Federal Home Loan Bank stock	3,479,900	2,807,600
Property, net of accumulated depreciation	17,002,931	13,182,407
Goodwill and other intangible assets	24,201,458	275,552
Other assets	1,406,366	939,103
Total assets	$791,794,182	$516,630,372

LIABILITIES and STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$164,625,571	$132,249,496
Savings and interest-bearing demand	311,308,780	219,681,434
Time, $100,000 and over	65,122,341	31,114,564
Other time	63,213,928	20,745,813

	604,270,620	403,791,306

Federal funds purchased	-	10,290,000
Federal Home Loan Bank borrowings	80,803,763	51,000,000
Junior subordinated debentures	8,248,000	-
Accrued merger consideration liability	13,005,313	-
Accrued interest and other liabilities	4,054,492	2,157,009

Total liabilities	710,382,188	467,238,315

Commitments and contingencies (Notes 6, 17 and 19)

Stockholders' equity:
Common stock, no par value; 25,000,000 shares
authorized; 10,233,580 and 8,655,535 shares
outstanding in 2005 and 2004, respectively	53,318,970	28,076,125
Retained earnings	28,452,155	21,429,633
Accumulated other comprehensive loss	(359,131)	(113,701)

Total stockholders' equity	81,411,994	49,392,057

Total liabilities and stockholders' equity	$791,794,182	$516,630,372

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Continental Corporation and Subsidiaries
Consolidated Statements of Income
	Year Ended December 31
	2005	2004	2003
Interest income:
Loans	$38,519,936	$28,423,964	$25,873,514
Investment securities	1,058,761	892,503	450,394
Federal funds sold and FHLB stock dividends	14,599	108,486	204,941

	39,593,296	29,424,953	26,528,849
Interest expense:
Deposits	7,361,230	3,232,397	2,993,536
Federal Home Loan Bank borrowings	1,830,984	1,027,525	1,250,700
Federal funds purchased and junior subordinated debentures	161,002	213,174	64,665

	9,353,216	4,473,096	4,308,901

Net interest income	30,240,080	24,951,857	22,219,948

Provision for loan losses	1,100,000	500,000	900,000

Net interest income after provision for
loan losses	29,140,080	24,451,857	21,319,948

Noninterest income:
Service charges on deposit accounts	1,377,695	1,603,440	1,568,588
Other fee income, principally bankcard processing	1,384,728	1,409,283	1,250,400
Loan servicing	151,878	183,267	241,416
Mortgage banking income and gains on sales
of loans	922,991	1,006,920	1,624,847
Losses on sales of securities	(10,674)	(12,820)	-
Other	256,214	272,579	261,091

	4,082,832	4,462,669	4,946,342

Noninterest expense:
Salaries and employee benefits	11,197,445	9,963,554	8,853,739
Premises and equipment	2,153,967	1,881,202	1,800,442
Bankcard processing	485,327	475,639	365,709
Business development	1,263,467	1,017,214	823,273
Other	3,033,931	2,703,163	3,359,460

	18,134,137	16,040,772	15,202,623

Income before income taxes	15,088,774	12,873,753	11,063,667

Provision for income taxes	5,510,475	4,925,000	4,233,000

Net income	$9,578,299	$7,948,752	$6,830,667

Earnings per share:
Basic	$1.08	$.93	$.81
Diluted	$1.05	$.90	$.79
The accompanying notes are an integral part of these consolidated financial statements.

Pacific Continental Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2005, 2004, and 2003
				Accumulated
				Other
	Number	Common	Retained	Comprehensive
	of Shares	Stock	Earnings	Income (Loss)	Total

Balance, January 1, 2003	5,040,448	$25,967,391	$10,655,441	$75,703	$36,698,535

Net income			6,830,666		6,830,666
Other comprehensive loss:
Unrealized losses on securities				(171,525)
Deferred income taxes				65,797

Other comprehensive loss				(105,728)	(105,728)

Comprehensive income					6,724,938
Stock opt. exercised and related tax ben.	56,876	655,515			655,515
Stock split (4 shares for 3)	1,692,738
Cash dividends			(1,841,438)		(1,841,438)
Shares repurchased and retired	(275)	(3,700)			(3,700)

Balance, December 31, 2003	6,789,787	26,619,206	15,644,669	(30,025)	42,233,850

Net income			7,948,752		7,948,752
Other comprehensive loss:
Unrealized losses on securities				(148,568)
Reclassification of net losses realized				12,820
Deferred income taxes				52,072

Other comprehensive loss				(83,676)	(83,676)

Comprehensive income					7,865,076
Stock opt. exercised and related tax ben.	141,360	1,459,879			1,459,879
Stock split (5 shares for 4)	1,724,586
Cash dividends			(2,163,788)		(2,163,788)
Shares repurchased and retired	(198)	(2,960)			(2,960)

Balance, December 31, 2004	8,655,535	28,076,125	21,429,633	(113,701)	49,392,057

Net income			9,578,299		9,578,299
Other comprehensive loss:
Unrealized losses on securities				(408,817)
Reclassification of net losses realized				10,674
Deferred income taxes				152,713

Other comprehensive loss				(245,430)	(245,430)

Comprehensive income					9,332,869
Stock opt. exercised and related tax ben.	166,615	1,363,033			1,363,033
Stock issued in NWBF acq. and fract. shares	1,411,430	23,879,812			23,879,812
Cash dividends			(2,555,777)		(2,555,777)

Balance, December 31, 2005	10,233,580	$53,318,970	$28,452,155	$(359,131)	$81,411,994

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Continental Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31
	2005	2004	2003
Cash flows from operating activities:
Net income	$9,578,299	$7,948,752	$6,830,667
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	942,426	936,319	928,818
Amortization	227,383	411,782	340,861
Provision for loan losses	1,100,000	500,000	900,000
(Gains)/Losses on foreclosed assets	(60,391)	1,643	613,966
Deferred income taxes	33,000	44,000	(70,000)
Gains on sales of loans	-	-	(129,950)
Losses on sales of securities	10,674	12,820	-
Stock dividends from Federal Home Loan Bank	(11,200)	(91,900)	(125,500)
Tax benefit of stock options exercised	324,000	332,000	115,000
Change in:
Interest receivable	(620,238)	(383,226)	61,653
Deferred loan fees	548,177	478,454	188,894
Capitalized loan servicing rights	23,098	50,633	(13,854)
Loans held for sale	1,430,171	(114,681)	2,110,182
Accrued interest payable and other liabilities	167,955	242,401	226,673
Income taxes payable	(363,288)	835,680	(247,629)
Other assets	(212,046)	23,040	(30,724)

Net cash provided by operating activities	13,118,020	11,227,717	11,699,057

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	8,148,608	8,126,633	10,749,973
Purchase of investment securities	(10,092,408)	(6,193,678)	(30,445,782)
Loans made net of principal collections received	(72,806,087)	(103,131,306)	(32,233,581)
Proceeds from sales of loans	-	595,153	8,064,258
Purchase of loans	(7,715,383)	(1,372,313)	(107,729)
Cash paid for acquisitions	3,003,468	-	(6,863,160)
Purchase of property	(4,208,717)	(1,058,764)	(746,980)
Proceeds on sale of foreclosed assets	880,281	409,118	3,182,775
Purchase of equity investments	(258,000)	-	-

Net cash provided by investing activities	(83,048,238)	(102,625,157)	(48,400,226)

Cash flows from financing activities:
Net increase in deposits	76,663,834	47,692,238	46,190,374
Change in federal funds purchased	(10,290,000)	31,790,000	(9,000,000)
Change in Federal Home Loan Bank borrowings	12,586,192	3,500,000	3,000,000
Acquisition of junior subordinated debentures	8,248,000	-	-
Proceeds from stock options exercised	1,039,033	1,127,879	540,515
Dividends paid	(2,555,777)	(2,163,789)	(1,841,438)
Repurchase of Company shares	-	(2,960)	(3,700)

Net cash provided by financing activities	85,691,282	81,943,368	38,885,751

Net increase (decrease) in cash and cash equivalents	15,761,064	(9,454,072)	2,184,582

Cash and cash equivalents, beginning of year	16,082,282	25,536,354	23,351,772

Cash and cash equivalents, end of year	$31,843,346	$16,082,282	$25,536,354

Supplemental information:
Noncash investing and financing activities:
Transfers of loans to foreclosed assets	$508,501	$262,071	$3,343,866
Transfers of loans held for sale	-	-	1,478,871
Change in unrealized gain on securities, net of
deferred income taxes	245,431	83,675	105,728
Cash paid during the year for:
Income taxes	$5,429,003	$3,713,320	$4,436,000
Interest	$9,005,443	$4,468,436	$4,325,229
Acquisitions:
Assets acquired	$(177,072,077)		$(7,191,712)
Goodwill and core deposit intangible	23,944,489		275,552
Liabilities assumed	142,085,273		53,000
Compensation due NWBF shareholders, deferred taxes, other liab.	14,045,783		-
Net Cash received (paid)	$3,003,468		$(6,863,160)

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Continental Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies:

Principles of Consolidation - The consolidated financial statements include the accounts of Pacific Continental Corporation (the “Company”), a bank holding company, and its wholly-owned subsidiary, Pacific Continental Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, PCB Service Corporation (which owns and operates bank-related real estate) and PCB Loan Services Corporation (which owns and operates certain repossessed or foreclosed collateral but is currently inactive). The Bank provides commercial banking, financing, mortgage lending and other services in Western Oregon and Western Washington. All significant intercompany accounts and transactions have been eliminated in consolidation.

In November 2005, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Pacific Continental Corporation Capital Trust (the “Trust”), which issued $8,248,000 of guaranteed undivided beneficial interests in the Pacific Continental’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). Pacific Continental has not consolidated the accounts of the Trust in its consolidated financial statements in accordance with FASB FIN 46R, Consolidation of Variable Interest Entities. As a result, the junior subordinated debentures issued by Pacific Continental to the issuer trust, totaling $8,248,000, are reflected on Pacific Continental’s consolidated balance sheet at December 31, 2005, under the caption, “Junior Subordinated Debentures”. Pacific Continental also recognized its $248,000 investment in the Trust, which is recorded among “Other Assets” in its consolidated balance sheet at December 31, 2005.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimations made by management involve fair value calculations made in connection with accounting for business combinations, the calculation of the allowance for loan losses, the fair value of investment securities, and the impairment calculation for goodwill.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from or deposited with banks, interest-bearing balances due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods.

The Bank is required to maintain certain reserves as defined by regulation. Such reserves totaling $1,616,000 and $1,213,000 were maintained in cash at December 31, 2005 and 2004, respectively.

Securities Available-for-Sale - Securities available-for-sale are held for indefinite periods of time and may be sold in response to movements in market interest rates, changes in the maturity or mix of Bank assets and liabilities or demand on liquidity. Although management determines the appropriate classification of securities at the time of purchase, the Bank classified all securities as available-for-sale throughout 2005 and 2004. Securities classified as available-for-sale are reported at estimated fair value. The difference between estimated fair value and amortized cost is recorded as a separate component of stockholders’ equity (accumulated other comprehensive income). Fair values for these investment securities are based on available market prices. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

Interest income on debt securities is included in income using the level yield method. Gains and losses on sales of securities are recognized on the specific identification basis.

Declines in fair value of individual available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses. Management believes that all unrealized losses on investment securities at December 31, 2005 and 2004 are temporary.

Loans Held for Sale and Mortgage Banking Activities - The Bank originates residential real estate loans for resale in the secondary market. Sales are without recourse. Loans held for sale are carried at the lower of cost or market. Market value is determined on an aggregate loan basis.

Loans and Income Recognition - Loans are stated at the amount of unpaid principal plus loan premiums for purchased loans, reduced by deferred loan origination fees, discounts associated with retained portions of loans sold, and an allowance for loan losses. Interest on loans is calculated using the simple-interest method on daily balances of the principal amount outstanding. Accrual of interest is discontinued on contractually delinquent loans when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of the interest is doubtful. Interest income is subsequently recognized only to the extent cash payments are received or the principal balance of the loan is brought current. Loan origination fees, net of origination costs and discounts, are amortized over the lives of the loans as adjustments to yield.

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

Servicing Assets - Servicing assets are recognized as separate assets when rights are retained on sales of loans. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is determined based upon discounted cash flows using market-based assumptions. Servicing rights are not retained on residential real estate loans originated for sale.

Federal Home Loan Bank Stock - The investment in Federal Home Loan Bank (“FHLB”) stock is carried at par value, which approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. As of December 31, 2005, the minimum required investment was approximately $3,643,000. The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold. Stock redemptions are at the discretion of the FHLB.

Foreclosed Assets - Assets acquired through foreclosure, or deeds in lieu of foreclosure, are initially recorded at fair value, less the estimated cost of disposal, at the date of foreclosure. Any excess of the loan’s balance over the fair value of its foreclosed collateral is charged to the allowance for loan losses.

Improvements to foreclosed assets are capitalized. Subsequent to foreclosure, management performs periodic valuations and the assets are carried at the lower of carrying amount or fair value less costs to sell. Write downs to net realizable value, if any, or any disposition gains or losses are included in noninterest income or expense.

Property - Property is stated at cost, net of accumulated depreciation. Additions, betterments and replacements of major units are capitalized. Expenditures for normal maintenance, repairs and replacements of minor units are charged to expense as incurred. Gains or losses realized from sales or retirements are reflected in operations currently.

Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 30 to 40 years for buildings, 3 to 10 years for furniture and equipment, and up to the lesser of the useful life or lease term for leasehold improvements.

Goodwill and Other Intangible Assets- Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations in 2003 and 2005. Goodwill is not subject to amortization but is tested annually for impairment. Under Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, the Bank does not amortize the balance of goodwill, but completes periodic assessments of goodwill impairment. Goodwill impairment is deemed to exist if the net book value of a reporting unit giving rise to the recognition of goodwill exceeds the estimated fair value. The Bank’s assessments have not identified impairment of goodwill such that the net book value of the applicable reporting unit exceeded its estimated fair value as of December 31, 2005 and 2004.

Advertising - Advertising costs are charged to expense during the year in which they are incurred. Advertising expenses were $780,033 and $621,419 for the years ended December 31, 2005 and 2004, respectively.

Income Taxes - Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are calculated using tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not, that all or some of the potential deferred tax asset will not be realized.

Stockholders’ Equity and Earnings Per Share - Basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share include the effect of common stock equivalents that would arise from the exercise of stock options discussed in Note 15. Weighted shares outstanding are adjusted retroactively for the effect of stock dividends.

Weighted average shares outstanding at December 31 are as follows:
	2005	2004	2003

Basic	8,885,181	8,572,526	8,437,431
Common stock equivalents
attributable to stock options	255,576	235,623	173,665

Diluted	9,140,757	8,808,149	8,611,096

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

	Year Ended December 31
	2005	2004	2003

Net income - as reported	$9,578,299	$7,948,752	$6,830,667
Deduct total stock-based
employee compensation
expense determined under
fair value method for all
awards, net of related tax
effects	(514,866)	(429,832)	(380,542)

Net income - pro forma	$9,063,433	$7,518,920	$6,450,125

Earnings per share:
Basic - as reported	1.08	0.93	0.81
Basic - pro forma	1.02	0.88	0.76

Diluted - as reported	1.05	0.90	0.79
Diluted - pro forma	0.99	0.85	0.75

The fair value of each option grant ($2.90, $2.86 and $2.86 in 2005, 2004 and 2003, respectively) is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003

Dividend yield	1.77%	1.91%	2.81%
Risk-free interest rate	4.22%	3.23%	4.00%
Expected life	4 years	4 years	4 years
Expected volatility	19.20%	22.57%	33.90%

Recently Issued Accounting Pronouncements - In December 2004, the FASB issued a statement, Shared-Based Payment, Statement 123(R), that addresses the accounting for share-based payment transactions (for example, stock options) in which an employer receives employee-services in exchange for equity securities of the Company or liabilities that are based on the fair value of the Company’s equity securities. This statement eliminates the use of the intrinsic value method of APB 25 and generally requires that such transactions be accounted for using a fair-value based method for recording compensation expense. The statement substantially amends SFAS No. 123. The statement is effective for the first fiscal year beginning after June 15, 2005. When adopted in the first quarter of 2006, the Company expects to use the modified prospective method, therefore, previously reported financial data will not be restated and expense related to stock options vesting during 2006 will be recognized on the income statement. The method of determining the grant date fair value of stock options under FAS 123 (R) is the same as the method currently being used by the Company to calculate the pro forma impact on net income and earnings per share as presented above. Accordingly, we do not expect the impact of the adoption of FAS 123 (R) on earnings per share will be materially different from the current pro forma disclosures.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The FSP provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. Additionally, the FSP provides accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance applies to reporting periods beginning after December 15, 2005 and is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.
In December 2005, FASB issued FSP No. SOP 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. This FSP addresses (1) the circumstances under which the terms of loan products give rise to a concentration of credit risk and (2) the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The guidance applies to reporting periods ending after December 19, 2005 and is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities (revised December 2003). In December 2003, the FASB made revisions and delayed implementation of certain provisions of FIN 46 with the issuance of FIN 46R. FIN 46R provides guidance on how to identify the primary beneficiary of a variable interest entity and determine when the variable interest entity should be consolidated by the primary beneficiary. The recognition and measurement provisions of FIN 46 and FIN 46R, were adopted for our Trust subsidiary for the quarter ended December 31, 2005. The adoption did not have a material impact on our financial condition or results of operations.

Reclassifications - Certain amounts contained in the 2004 and 2003 consolidated financial statements have been reclassified where appropriate to conform with the financial statement presentation used in 2005. These reclassifications had no effect on previously reported net income.

2. Acquisition NWB Financial Corporation:

On November 30, 2005, Pacific Continental Corporation completed its acquisition of NWB Financial Corporation and its wholly-owned subsidiary Northwest Business Bank. The aggregate purchase price was $40,433,525 and included 1,411,430 shares of common stock, stock options valued at $1,760,737, cash of $15,472,364, and direct merger costs of $970,402. The value of the 1,411,430 was determined based on the $15.75 average closing market price of the Company’s common stock, on August 17, 2005 when the merger agreement was announced.

The fair values of the NWB Financial Corporation assets acquired and liabilities assumed as of November 30, 2005 were recorded as follows:

Assets
Cash and due from banks	$5,446,721
Investment securities	11,122,138
Loans, net of allowance for loan losses	140,566,274
Property and equipment	554,233
Goodwill and core deposit intangible	23,944,489
Other assets	884,942

Total assets acquired	$182,518,797

Liabilities
Deposits	$123,815,478
Borrowings	17,217,571
Other liabilities	1,052,223

Total liabilities assumed	142,085,272
Net assets acquired	40,433,525

Total liabilities assumed and net assets acquired	$182,518,797

The acquisition cost of the net assets acquired are summarized as follows:

Fair value of common stock issued to	$22,230,023
NWBF shareholders
Fair value of stock options	1,760,737
Cash paid to NWBF shareholders	2,467,051
Cash payable to NWBF shareholders	13,005,313
Direct transaction costs incurred	404,360
Restructuring charges in the form of
severance and other payments	566,041

Total acquisition cost	$40,433,525

The following information presents unaudited pro forma results of operations for the years ended December 31, 2005 and 2004, as though the NWB Financial Corporation acquisition had occurred on January 1, 2004. The pro forma results do not necessarily indicate the results that would have been obtained had the acquisition actually occurred on January 1, 2004.

	Years Ended December 31
	2005	2004

Total interest income and noninterest income	$44,100,000	$37,450,000
Net income	$11,774,700	$10,007,000

Basic earnings per share	$1.16	$1.00
Diluted earnings per share	$1.12	$0.97

Basic shares outstanding	10,172,869	9,980,789
Diluted shares outstanding	10,529,280	10,323,607

The following table summarizes activity in the Company’s accrued restructuring charges:

Restructuring charge liability balance at the time	$566,041
of acquisition, November 30, 2005
Payments made for restructuring charges	(112,296)

Restructuring charge liability balance as of
December 31, 2005	$453,745

The remaining liability for restructuring charges is recorded among other liabilities as of December 31, 2005. The amount represents the Company’s anticipated obligations to convert Northwest Business Bank systems, terminate data processing contracts, retention bonuses and severance pay for former Northwest Business Bank employees, and other direct related merger costs.

The Company’s financial statements report the combined operations from November 30, 2005 forward.

3. Securities Available-for-Sale:

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2005 are as follows:

					Securities in	Securities in
					Continuous	Continuous
					Unrealized	Unrealized
					Loss	Loss
		Gross	Gross	Estimated	Position for	Position For
	Amortized	Unrealized	Unrealized	Fair	Less Than	12 Months
	Cost	Gains	Losses	Value	12 Months	or Longer
Unrealized Loss Positions

Obligations of U.S.
Government agencies	$16,080,896	$-	$210,374	$15,870,522	$10,559,727	$5,310,795
Obligations of states and
political subdivisions	4,957,016	-	136,731	4,820,285	1,996,204	2,824,081
Mortgage-backed securities	15,481,573	-	242,043	15,239,530	6,905,044	8,334,486

	$36,519,485	$-	$589,148	$35,930,337	$19,460,975	$16,469,362

Unrealized Gain Positions

Obligations of U.S.
Government agencies	$886,312	$368	$-	$886,680
Obligations of states and
political subdivisions	-	-	-	0
Mortgage-backed securities	2,521,716	6,191	-	2,527,907

	3,408,028	6,559	-	3,414,587

	$39,927,513	$6,559	$589,148	$39,344,924
At December 31, 2005, there were 63 investment securities in unrealized loss positions. The decline in value of these securities has resulted from increases in market interest rates during 2004 and 2005. The projected average life of the securities portfolio is approximately three years. Although yields on these securities may be below market rates during that period, no loss of principal is expected.

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2004 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$6,447,851	$7,814	$65,960	$6,389,705
Obligations of states and political subdivisions	3,113,592	-	54,169	$3,059,423
Mortgage-backed securities	18,180,751	26,957	99,105	18,108,603

	$27,742,194	$34,771	$219,234	$27,557,731

The amortized cost and estimated fair value of securities at December 31, 2005 and 2004 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations.

	2005		2004
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$1,871,416	$1,871,058	$-	$-
Due after one year through 5 years	16,606,177	16,342,251	7,946,427	7,860,637
Due after 5 years through 10 years	1,163,280	1,140,967	885,303	870,761
Due after 10 years	2,283,351	2,223,211	729,713	717,727
Mortgage-backed securities	18,003,289	17,767,437	18,180,751	18,108,606

	$39,927,513	$39,344,924	$27,742,194	$27,557,731
Gross realized losses on the sale of investment securities were $10,674 in 2005 and $12,820 in 2004. No securities were sold in 2003.

At December 31, 2005, securities with amortized costs of $10,585,258 (estimated market values of $10,387,521) were pledged to secure certain Treasury and public deposits as required by law.

4. Loans:

Major classifications of loans at December 31 are as follows:

	2005	2004

Commercial loans	$160,988,179	$107,537,680
Real estate loans	507,479,398	341,110,848
Consumer loans	12,462,830	10,380,565

	680,930,407	459,029,093
Deferred loan origination fees	(2,609,125)	(2,060,949)

	678,321,282	456,968,144
Allowance for loan losses	(7,792,125)	(5,223,979)

	$670,529,157	$451,744,165

Scheduled maturities or repricing, if earlier, of loans at December 31, 2005 are as follows:

Three months or less	$302,969,063
Three months to one year	39,936,262
One year to three years	131,486,962
Three years to five years	142,278,107
Thereafter	64,260,013

$680,930,407

Allowance for Loan Losses:

	2005	2004	2003

Balance, beginning of year	$5,223,979	$5,225,331	$4,403,161
Provision charged to income	1,100,000	500,000	900,000
Transfer of reserve for unfunded commitments
to accrued liabilities	(34,000)	-	-
Loans charged against the allowance	(636,267)	(516,071)	(1,185,426)
Recoveries credited to allowance	123,789	196,719	917,796
Reclassify unfunded loan commitments	-	(182,000)	-
Additional allowance resulting from acquisition	2,014,624	-	189,800

Balance, end of year	$7,792,125	$5,223,979	$5,225,331
It is management’s opinion that the allowance for loan losses is adequate to absorb known and inherent risks in the loan portfolio. However, actual results may differ from estimates.

Restructured and other loans considered impaired, including all nonaccrual loans, totaled $675,714, $2,799,762, and $3,168,458 at December 31, 2005, 2004, and 2003, respectively. The specific valuation allowance for loan losses related to these impaired loans was approximately $238,000, $510,000 and $628,000 at December 31, 2005, 2004, and 2003, respectively. The average recorded investment in impaired loans was approximately $1,218,000, $3,206,000, and $4,594,000 in 2005, 2004, and 2003, respectively. Interest income recognized on impaired loans during 2005, 2004, and 2003 was approximately $103,000, $120,000, and $264,000, respectively. Additional interest income which would have been realized on nonaccrual and impaired loans if they had remained current and still accruing interest would have been approximately $89,000, $98,000 and $159,000 in 2005, 2004 and 2003, respectively. There were no loans 90 days contractually past due and continuing to accrue interest as of December 31, 2005. Loans contractually past due 90 days or more on which interest continued to accrue totaled approximately $213,000, and $545,000 at December 31, 2004 and 2003, respectively.

A substantial portion of the loan portfolio is collateralized by real estate and is, therefore, susceptible to changes in local market conditions. However, management believes that the loan portfolio is diversified among industry groups. At December 31, 2005, outstanding residential construction loans totaled approximately $79,787,000 and represented 11.7% of total outstanding loans. In addition, at December 31, 2005, unfunded loan commitments for residential construction totaled approximately $51,347,000. At year end there were no nonaccrual loans and no impaired loans in this industry. There are no other industry concentrations in excess of 10%.

5. Loan Participations and Servicing:

In the normal course of business, the Bank has sold portions of loans to other institutions in order to extend the Bank’s lending capacity or to mitigate risk. Servicing rights are retained for these loan participations. The unpaid principal balances of these serviced loans at December 31, 2005 and 2004 were $17,807,942 and $22,317,357, respectively. These loans are not included in the accompanying consolidated balance sheets.

The balance of capitalized loan servicing rights, net of valuation allowances, included in other assets was $4,759 and $27,857 at December 31, 2005 and 2004, respectively.

6. Property:

The balance of property and accumulated depreciation at December 31 consists of the following:

	2005	2004

Land	$3,898,164	$2,480,664
Buildings and improvements	13,537,177	11,616,582
Furniture and equipment	7,502,537	6,068,397

	24,937,878	20,165,643
Less accumulated depreciation & amortization	7,934,947	6,983,236

	$17,002,931	$13,182,407
Lease Commitments - The Bank leases certain facilities for office locations under noncancellable operating lease agreements expiring through 2020. Rent expense related to these leases totaled $387,562, $366,716 and $372,357 in 2005, 2004 and 2003, respectively.

Property Leased to Others - The Bank leases approximately 82% of its Springfield Gateway building to others under noncancellable operating lease agreements extending through 2011.

Future minimum payments required and anticipated lease revenues under these leases are:

		Property
	Lease	Leased
	Commitments	to Others

2006	$659,722	$287,878
2007	593,488	184,404
2008	508,641	164,275
2009	511,149	127,181
2010	422,061	116,066
Thereafter	729,461	7,562

	$3,424,522	$887,366

7. Goodwill and Core Deposit Intangibles:

The following table summarizes the changes in the Company’s goodwill and core deposit intangible asset for the years ended December 31, 2005 and 2004.

		Core
		Deposit	Total
	Goodwill	Intangible	Intangibles

Balance, December 31, 2004	$275,552	$-	$275,552
Additions	22,383,545	1,560,944	23,944,489
Amortization	-	(18,583)	(18,583)

Balance, December 31, 2005	$22,659,097	$1,542,361	$24,201,458

The goodwill and core deposit intangible asset additions in 2005 were related to the NWBF acquisition which is more fully described in Note 2. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not recognize amortization expense related to its goodwill but completes periodic assessments of goodwill impairment. Impairment, if deemed to exist, would be charged to noninterest expense in the period identified.

Forecasted amortization expense for 2006 through 2010 for the core deposit intangible assets acquired during 2005 are anticipated to be $222,922 per year for approximately seven years.

8. Other Assets:

Other assets are comprised of the following for the periods indicated:

	2005	2004

Foreclosed assets	130,758	262,071
Servicing asset	4,759	27,857
Deferred taxes	-	257,814
Prepaid expenses and other	1,270,849	391,361

	$1,406,366	$939,103

9. Deposits:

Scheduled maturities or repricing of time deposits at December 31 are as follows:

	2005	2004

Less than three months	$52,366,906	$17,279,958
Three months to one year	48,256,863	18,372,317
One to three years	21,324,757	8,524,511
Thereafter	6,387,743	7,683,591

	$128,336,269	$51,860,377

10. Federal Funds Purchased:

The Bank has unsecured federal funds borrowing lines with correspondent banks totaling $75,000,000 at December 31, 2005 of which no balance was outstanding as of December 31, 2005. There were $10,290,000 in borrowings against these lines at December 31, 2004.

The Bank also has a secured federal funds borrowing line with the Federal Reserve Bank totaling $8,000,000 at December 31, 2005. No balance was outstanding against this line as of December 31, 2005 or December 31, 2004.

11. Federal Home Loan Bank Borrowings:

The Bank has a borrowing limit with the FHLB equal to 25% of total assets. At December 31, 2005, the borrowing line was approximately $198,000,000. At December 31, 2005, there was $80,803,763 borrowed on this line, including a $24,000,000 Cash Management Advance and $56,803,763 in term advances. The FHLB borrowing line is limited to discounted pledged collateral. FHLB stock, funds on deposit with FHLB, and loans are pledged as collateral for borrowings from FHLB. At December 31, 2005, the Bank had pledged approximately $250,902,000 in real estate loans to the FHLB ($145,272,000 in discounted pledged collateral).

Federal Home Loan Bank borrowings by year of maturity and applicable interest rate are summarized as follows as of December 31:

	Rate	2005	2004

Cash Management Advance	4.325%	$24,000,000	$21,500,000
2005	5.26 - 5.67%	-	2,000,000
2006	2.56 - 4.70%	23,500,000	5,500,000
2007	3.23 - 4.88%	11,303,763	10,500,000
2008	2.99 - 3.89%	10,500,000	7,000,000
2009	3.05 - 4.04%	7,000,000	4,500,000
2010	4.12 - 4.96%	4,500,000	-

		$80,803,763	$51,000,000

12. Junior Subordinated Debentures:

In November 2005, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Pacific Continental Corporation Capital Trust (the “Trust”), which issued $8,248,000 of guaranteed undivided beneficial interests in the Pacific Continental’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust are owned by Pacific Continental. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8,248,000 of junior subordinated debentures of Pacific Continental. The debentures which represent the sole asset of the Trust accrue and pay distributions quarterly at a fixed rate of 6.265% per annum of the stated liquidation value of $1,000 per capital security.

Pacific Continental has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (1) accrued and unpaid distributions required to be paid on the Trust Preferred Securities, (2) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust, and (3) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on January 7, 2036, or upon earlier redemption as provided in the indenture. Pacific Continental has the right to redeem the debentures purchased by the Trust in whole or in part, on or after, January, 7, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued interest. For the years ended December 31, 2005, Pacific Continental accrued interest expense related to the Trust Preferred Securities of $48,000.

Pacific Continental has not consolidated the accounts of the Trust in its consolidated financial statements in accordance with FASB FIN 46R, Consolidation of Variable Interest Entities. As a result, the junior subordinated debentures issued by Pacific Continental to the issuer trust, totaling $8,248,000, are reflected on Pacific Continental’s consolidated balance sheet at December 31, 2005, under the caption, “Junior Subordinated Debentures”. Pacific Continental also recognized its $248,000 investment in the Trust, which is recorded among “Other Assets” in its consolidated balance sheet at December 31, 2005.

13. Income Taxes:

The provision for income taxes for the years ended December 31 consists of the following:

	2005	2004	2003

Currently payable:
Federal	$4,862,000	$4,033,000	$3,567,000
State	615,000	848,000	736,000

	5,477,000	4,881,000	4,303,000

Deferred:
Federal	29,000	36,000	(57,000)
State	4,000	8,000	(13,000)

	33,000	44,000	(70,000)

Total provision for income taxes	$5,510,000	$4,925,000	$4,233,000

The provision for deferred income taxes results from timing differences in the recognition of revenue and expenses for financial statement and tax purposes. The nature and tax effect of these differences for the years ended December 31 are as follows:

	2005	2004	2003

Loan fees and other loan basis adjustment
differences between financial
statement and tax purposes	$192,242	$92,618	$52,827
Loan loss deduction for tax purposes
more (less) than provision for financial
reporting purposes	(255,356)	(89,962)	(206,842)
Depreciation deduction differences
between financial statement and
tax purposes	(16,637)	8,878	61,355
Federal Home Loan Bank stock dividends	4,322	35,249	39,544
Reserve for self-funded health insurance	(44,270)	(28,350)	-
Prepaid expenses	127,070	-	-
Other	25,629	25,567	(16,884)

	$33,000	$44,000	$(70,000)

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the years ended December 31 was as follows:

	2005		2004		2003

Expected federal income
tax provision at 34%	$5,130,000	34.00%	$4,377,000	34.00%	$3,762,000	34.00%
State income tax, net of
federal income tax effect	402,000	2.66%	521,000	4.05%	478,000	4.32%
Deferred tax rate adjustments
and other	(22,000)	-0.14%	27,000	0.21%	(7,000)	-0.06%

Provision for income taxes	$5,510,000	36.52%	$4,925,000	38.26%	$4,233,000	38.26%

The tax benefit associated with stock option plans reduced taxes payable by $324,000, $332,000 and $115,000 at December 31, 2005, 2004 and 2003, respectively. Such benefit is credited to additional paid-in capital.

The components of deferred tax assets and liabilities at December 31 are as follows:

	2005	2004	2003

Assets:
Allowance for loan losses	$2,027,720	$1,390,044	$1,301,122
Basis adjustments on loans	47,579	59,310	42,652
Reserve for self-funded insurance	71,568	28,350	-
Other	104,131	5,626	15,372
Net unrealized losses on securities	223,496	70,758	18,684

Total deferred tax assets	2,474,494	1,554,088	1,377,830

Liabilities:
Federal Home Loan Bank stock dividends	579,329	575,033	539,784
Excess tax over book depreciation	339,222	352,905	332,744
Prepaid expenses	127,070	-	-
NWBF acquisition adjustments	587,439	-	-
Other, principally loan orig. costs and deferred fees	950,433	368,336	255,562

Total deferred tax liabilities	2,583,493	1,296,274	1,128,090

Net deferred tax assets/(liabilities)	$(108,999)	$257,814	$249,740

Management believes that net deferred tax assets will be recognized in the normal course of operations and, accordingly, they have not been reduced by a valuation allowance.

14. Retirement Plan:

The Bank has a 401(k) profit sharing plan covering substantially all employees. The plan provides for employee and employer contributions. The total plan expenses, including employer contributions, were $532,251, $503,586 and $435,706 in 2005, 2004 and 2003, respectively.

15. Stock Option Plans:

The Company has Employee and Nonemployee Director Stock Option Plans that reserve shares of stock for issuance to employees and directors. Under the plans, the exercise price of each option must equal the greater of market price or net book value of the Company’s stock on the date of the grant, and the option’s maximum term is ten years. The Company exchanged option grants issued pursuant to the NWBF Employee and Nonemployee Director Stock Option Plans with options under the Company’s plans as a result of the NWBF acquisition. All outstanding options became 100% vested as of the merger date, November 30, 2005.

Vesting for the Stock Option Plans occurs over three- and four-year periods. Information with respect to options granted under the stock option plans, adjusted for stock splits and dividends, is as follows:

	2005		2004		2003
		Average		Average		Average
	Options	Price	Options	Price	Options	Price
	Outstanding	Per Share	Outstanding	Per Share	Outstanding	Per Share

Balance, beginning of
Balance, beginning of year	1,006,542	$10.37	1,006,646	$8.04	930,567	$7.04

Options issued in NWBF acq.	219,599	$7.88	-		-
Grants:
Employees	57,000	15.95	223,299	15.91	240,095	11.39
Directors	22,500	15.74	45,000	12.24	6,666	11.28
Exercised	(166,615)	6.48	(167,975)	6.71	(86,833)	6.22
Expired	(24,794)	11.96	(100,428)	6.29	(83,849)	8.66

Balance, end of year	1,114,232	$10.82	1,006,542	$10.37	1,006,646	$8.04

Options exercisable
at end of year	723,531		444,938		409,771

Options available for
grant at end of year	721,671		776,401		954,980

Outstanding options at December 31, 2005 are as follows:
		Shares
Expiration	Weighted Average Price Per Share	Exercisable	Outstanding
2006	$7.66	124,908	127,200
2007	8.31	144,661	185,952
2008	10.39	114,497	210,768
2009	14.82	76,562	261,249
2010	9.22	83,425	145,419
2011	7.43	34,061	34,061
2012	7.57	82,701	86,868
2013	7.99	8,014	8,014
2014	9.00	39,672	39,672
2015	13.48	15,029	15,029

		723,531	1,114,232

16. Transactions with Related Parties:

The Bank has granted loans to officers and directors and to companies with which they are associated. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. Activity with respect to these loans during the year ended December 31 was as follows:

	2005	2004

Balance, beginning of year	$710,346	$784,304

Additions or renewals	122,430	63,000
Amounts collected or renewed	(61,775)	(136,958)

Balance, end of year	$771,001	$710,346

In addition, there were $160,428 in commitments to extend credit to directors and officers at December 31, 2005, which are included among loan commitments disclosed Note 7.

Real estate management fees of $3,287 and $24,956 were paid to a director, during 2005 and 2004, respectively.

17. Financial Instruments with Off-Balance-Sheet Credit Risk:

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

Off-balance-sheet instruments at December 31 consist of the following:

	2005	2004

Commitments to extend credit (principally
variable rate)	$175,922,000	$130,808,454
Letters of credit and financial guarantees written	6,168,000	3,686,695

18. Fair Value Disclosures of Financial Instruments:

The following disclosures are made in accordance with provisions of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The use of different assumptions and estimation methods could have a significant effect on fair value amounts. Accordingly, the estimates of fair value herein are not necessarily indicative of the amounts that might be realized in a current market exchange.

The estimated fair values of the financial instruments at December 31 are as follows:

	2005		2004
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$31,843,346	$31,843,346	$16,082,282	$16,082,282
Securities	39,344,924	39,344,924	27,557,731	27,557,731
Loans held for sale	642,180	642,180	2,072,351	2,109,351
Loans, net of allowance
for loan losses	670,529,157	662,446,824	451,744,165	451,731,286
Interest receivable	3,343,920	3,343,920	1,969,181	1,969,181
Federal Home Loan
Bank stock	3,479,900	3,479,900	2,807,600	2,807,600

Financial liabilities:
Deposits	604,270,620	603,200,365	403,791,306	403,739,404
Federal funds purchased	-	-	10,290,000	10,290,000
Federal Home Loan
Bank borrowings	80,803,763	79,822,626	51,000,000	51,029,583
Junior subordinated debentures	8,248,000	8,248,000	-	-
Accrued interest payable	1,062,828	1,062,828	117,457	117,457
Cash and Cash Equivalents - The carrying amount approximates fair value.

Securities - Fair value is based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans Held for Sale - Fair value represents the anticipated proceeds from the sale of related loans.

Loans - For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair value of fixed-rate loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Long Term Debt - The fair values of the Company’s long term debt is estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rate for similar type of borrowing arrangements.

Interest receivable and payable - The carrying amounts of accrued interest receivable and payable approximate their fair value.

Deposits - Fair value of demand, interest-bearing demand and savings deposits is the amount payable on demand at the reporting date. Fair value of time deposits is estimated using the interest rates currently offered for deposits of similar remaining maturities. In accordance with provisions of SFAS No. 107, the estimated fair values of deposits do not take into account the benefit that results from low-cost funding such deposits provide.

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

19. Commitments and Legal Contingencies:

The Company has entered into employment agreements with two key executive officers. The employment agreements provide for minimum aggregate annual base salaries of $397,000, plus performance adjustments, life insurance coverage, and other perquisites commonly found in such agreements. Both employment agreements expire in 2008 unless extended or terminated earlier.

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

20. Regulatory Matters:

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, and of Tier I capital to leverage assets. Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notification from the FDIC categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.
The Bank’s actual capital amounts and ratios are presented in the table (the Company’s capital ratios do not differ significantly from those of the Bank).

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005:
Total capital (to risk
weighted assets)	$73,050,575	10.48%	$55,744,800	8%	$69,681,000	10%
Tier I capital (to risk
weighted assets)	64,957,450	9.32%	27,872,400	4%	41,808,600	6%
Tier I capital (to leverage
assets)	64,957,450	10.32%	25,188,400	4%	31,485,500	5%

As of December 31, 2004:
Total capital (to risk
weighted assets)	$53,861,279	11.29%	$38,166,400	8%	$47,708,000	10%
Tier I capital (to risk
weighted assets)	48,637,300	10.19%	19,083,200	4%	28,624,800	6%
Tier I capital (to leverage
assets)	48,637,300	9.71%	20,034,440	4%	25,043,050	5%

21. Parent Company Financial Information:

Financial information for Pacific Continental Corporation (Parent Company only) is presented below:

BALANCE SHEETS
December 31
	2005	2004

Assets:
Cash deposited with the Bank	$660,335	$265,907
Prepaid expenses	-	4,000
Deferred income taxes	-	323,000
Equity in Trust	248,000	-
Investment in the Bank, at cost plus equity
in earnings	88,799,776	48,799,150

	$89,708,111	$49,392,057

Liabilities and stockholders' equity:
Liabilities	$48,117	$-
Junior subordinated debentures	8,248,000	-
Stockholders' equity	81,411,994	49,392,057

	$89,708,111	$49,392,057

STATEMENTS OF INCOME
For the Periods Ended December 31
	2005	2004	2003

Income:
Cash dividends from the Bank	$2,495,000	$1,280,000	$1,625,000

	2,495,000	1,280,000	1,625,000

Expenses:
Interest expense	48,117	-	-
Investor relations	86,381	61,937	65,596
Legal and registration expense	55,009	71,549	70,958
Personnel costs paid to Bank	267,698	63,781	50,585

	457,205	197,267	187,139

Income before income tax benefit
and equity in undistributed
earnings of the Bank	2,037,795	1,082,733	1,437,861

Income tax benefit	-	77,000	72,000
Equity in undistributed earnings of the Bank	7,540,504	6,789,019	5,320,806

Net income	$9,578,299	$7,948,752	$6,830,667

STATEMENTS OF CASH FLOWS
For the Periods Ended December 31
	2005	2004	2003

Cash flows from operating activities:
Net income	$9,578,299	$7,948,752	$6,830,667
Adjustments to reconcile net income
to net cash provided by operating
activities:
Equity in undistributed earnings of	(7,540,504)	(6,789,069)	(5,320,806)
the Bank
Other, net	(154,572)	(77,000)	(72,000)

Net cash provided by operating activities	1,883,223	1,082,683	1,437,861

Cash flows from investing activities:
Dividend received from bank subsidiary	2,495,000	-	-
Cash paid to shareholders of NWBF	(2,467,051)	-	-
Investment in subsidiary	(8,000,000)	-	-
Investment in Trust	(248,000)

Net cash used in investing activities	(8,220,051)	-	-

Cash flows from financing activities:
Proceeds from stock options exercised	1,039,033	1,127,879	540,515
Dividends paid	(2,555,777)	(2,163,789)	(1,841,438)
Issuance of trust preferreds	8,248,000
Shares repurchased and retired	-	(2,960)	(3,700)

Net cash provided (used in) financing activities	6,731,256	(1,038,870)	(1,304,623)

Net increase in cash	394,428	43,813	133,238

Cash, beginning of period	265,907	222,094	88,856

Cash, end of period	$660,335	$265,907	$222,094

ITEM 9     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and timely reported as provided in the SEC rules and forms. As a result of this evaluation, there were no significant changes in our internal control over financial reporting during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of the Company’s published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of Pacific Continental Corporation has assessed the effectiveness of its internal control over financial reporting at December 31, 2005. To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company believes that as of December 31, 2005, the internal control system over financial reporting met those criteria.

The Company’s independent auditors, Moss Adams, L.L.P., have issued an attestation report on the Company’s internal control over financial reporting. The attestation report can be found on pages 35 and 36 of this document.

ITEM 9b.     Other Information

None

PART III

ITEM 10  Directors and Executive Officers of the Company

The information regarding “Directors and Executive Officers of the Registrant” of the Bank is incorporated by reference from the sections entitled “ELECTION OF DIRECTORS—Nominees and Continuing Directors,”“SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “COMPLIANCE WITH SECTION 16(a) FILING REQUIREMENTS” of the Company’s 2006 Annual Meeting Proxy Statement (the “Proxy Statement”).

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

ITEM 12  Security Ownership of Certain Beneficial Owners and Management

The information regarding “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference from the section entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of the Proxy Statement.

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

(a)(1)   See Index to Consolidated Financial Statements filed under item 8 of this report.

All other schedules to the financial statements required by Regulation S-X are omitted because they are not applicable, not material, or because the information is included in the financial statements or related notes

(a)(2)   Exhibit Index

Exhibit
3.1	Amended Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
10.1 1999 Employee Stock Option Plan (3)
10.2 1999 Director’s Stock Option Plan (3)
10.3 Form of Incentive Stock Option Agreement (3)
10.4 Form of Nonqualified Stock Option Agreement (3)
10.5 Executive Severance/Change of Control Agreement for Roger Busse (2)
10.6 Executive Severance/Change of Control Agreement for Mitch Hagstrom (2)
10.7 Executive Severance/Change of Control Agreement for Daniel Hempy (2)
10.8 Executive Severance/Change of Control Agreement for Michael Reynolds (2)
10.9 Executive Employment Agreement for Hal Brown (4)
10.10 Director Fee Schedule, Effective January 1, 2005 (2)
10.11 NWB Financial Corporation Employee Stock Option Plan (5)
10.12 NWB Financial Corporation Director Stock Option Plan (5)
14 Code of Ethics for Senior Financial Officers and
Principal Executive Officer (6)
23.1 Accountants Consent of Moss Adams L.L.C.
23.2 Accountants Consent of Zirkle Long Triguerio & Ward L.L.C.
31.1 302 Certification, Hal Brown, President and Chief Executive Officer
31.2 302 Certification, Michael A. Reynolds, Senior Vice President and
Chief Financial Officer
32 Certifications Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on 10-Q for the Quarter ended March 31, 2004.

(2)	Incorporated by reference to Exhibit 3.1, 10.1, 10.2, 10.3, 10.4, and 10.5 of the Company’s Quarterly Report on 10-Q for the Quarter ended March 31, 2005.

(3)	Incorporated by reference to Exhibits 99.1 - 99.4 of the Company’s S-8 Registration Statement (File No. 333-109501).

(4)	Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(5)	Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s S-8 Registration Statement (File No. 333-130886).

(6)	Incorporated by reference to Exhibit 14 of the Company’s Annual Report on 10-K for the year ended December 31, 2003.

(a)(3)   Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on March 8, 2006.

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
Hal Brown   and Director

Principal Financial and Accounting Officer

By  /s/ Michael A. Reynolds   Executive Vice President and
Michael A. Reynolds   Chief Financial Officer

Remaining Directors

By  /s/ Robert A. Ballin   Chairman of the Board
Robert A. Ballin

By  /s/ Donald G. Montgomery   Vice Chairman By  /s/ Michael D. Holzgang  Director
Donald G. Montgomery     Michael D. Holzgang

By  /s/ Donald A. Bick   Director By  /s/ Ronald F. Taylor  Director
Donald A. Bick      Ronald F. Taylor

By  /s/ Larry G. Campbell   Director By  /s/ Donald L. Krahmer  Director
Larry G. Campbell      Donald L. Krahmer, Jr.

By  /s/ Michael Holcomb   Director  By /s/ John H. Rickman   Director
Michael Holcomb     John H. Rickman

By  /s/ Michael Heijer   Director
Michael Heijer

CERTIFICATION

I, Hal Brown, certify that:
1.	I have reviewed this Form 10-K of Pacific Continental Corporation;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 3, 2006	/s/ Hal Brown
Hal Brown, President & CEO

CERTIFICATION

I, Michael A. Reynolds, certify that:
1.	I have reviewed this Form 10-K of Pacific Continental Corporation;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 3, 2006                                             /s/ Michael A. Reynolds
                                                            Michael A. Reynolds, Executive Vice President & CFO

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacific Continental Corporation (the “Company”) on Form 10-K for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Hal M. Brown, Chief Executive Officer, and Michael A. Reynolds, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Hal M. Brown	/s/ Michael A. Reynolds
Hal M. Brown	Michael A. Reynolds
Chief Executive Officer	Chief Financial Officer