Form 10-Q
period 2006-03-31
PACIFIC CONTINENTAL CORP
filed 2006-05-04
CIK 1084717

As Filed with the Securities & Exchange Commission on May 4, 2006

SECURITIES & EXCHANGE COMMISSION

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act  of 1934 for the quarterly period ended March 31, 2006.

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
Large accelerated filer __  Accelerated filer X  Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes __ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock outstanding as of April 28, 2006:  10,508,929

PACIFIC CONTINENTAL CORPORATION
FORM 10-Q
QUARTERLY REPORT

CONSOLIDATED INCOME STATEMENTS
                Amounts in $ 000’s, Except for Per Share Data
                    (Unaudited)

	Quarter ended March 31,
	2006	2005
Interest and dividend income
Loans	$13,589	$8,451
Securities	402	232
Dividends from Federal Home Loan Bank	0	(12)
Federal funds sold	11	2
	14,002	8,673

Interest expense
Deposits	3,422	1,340
Federal Home Loan Bank term borrowings	985	370
Trust preferred securities	128	0
Federal funds purchased	107	59
	4,642	1,769

Net interest income	9,360	6,904

Provision for loan losses	250	225

Net interest income after provision	9,110	6,679

Noninterest income
Service charges on deposit accounts	329	353
Other fee income, principally bankcard processing	352	325
Loan servicing	33	38
Mortgage banking income and gains on sales of loans	155	198
Other	88	57
	957	972

Noninterest expense
Salaries and employee benefits	3,248	2,668
Premises and equipment	723	501
Bankcard processing	121	122
Business development	388	340
Other	909	699
	5,389	4,330
Income before income taxes	4,678	3,321

Provision for income taxes	1,746	1,271

Net income	$2,932	$2,050

Earnings per share
Basic	$0.28	$0.24
Diluted	$0.28	$0.23
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in $ 000’s
(Unaudited)

	Quarter ended March 31,
	2006	2005
Net income	$2,932	$2,050

Unrealized losses arising during the period	(214)	(302)
	(214)	(302)
Income tax benefit	82	116
Net unrealized losses on securities available for sale	(132)	(186)
Comprehensive income	$2,800	$1,864

See accompanying notes.

CONSOLIDATED BALANCE SHEET
Amounts in $ 000’s
(Unaudited)

	Mar. 31,	Dec. 31,	Mar. 31,
	2006	2005	2005
ASSETS
Cash and due from banks	$22,509	$27,520	$16,966
Interest-bearing deposits with banks	500	500	200
Federal funds sold	1,169	3,823	1,010
Total cash and cash equivalents	24,178	31,843	18,176

Securities available-for-sale	38,033	39,345	25,207
Loans held for sale	175	642	1,085
Loans, less allowance for loan losses	695,572	670,529	479,632
Interest receivable	3,346	3,344	2,021
Federal Home Loan Bank stock	3,480	3,480	2,818
Property, net of accumulated depreciation	17,179	17,003	15,167
Goodwill and other intangible assets	24,146	24,201	276
Other assets	1,524	1,407	1,613

Total assets	$807,633	$791,794	$545,995

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-bearing demand	$162,991	$164,626	$138,064
Savings and interest-bearing checking	327,302	311,309	224,674
Time $100,000 and over	53,852	65,122	49,923
Other time	71,083	63,214	22,565
Total deposits	615,228	604,271	435,226

Federal funds purchased	-	-	295
Federal Home Loan Bank borrowings	93,679	80,804	56,500
Junior subordinated debenture	8,248	8,248	-
Accrued merger consideration liability	1,156	13,005	-
Accrued interest and other payables	3,038	4,054	2,861
Total liabilities	721,349	710,382	494,882

Stockholders' equity
Common stock	56,229	53,319	28,544
Retained earnings	30,546	28,452	22,868
Accumulated other comprehensive loss	(491)	(359)	(299)
	86,284	81,412	51,113

Total liabilities and stockholders’ equity	$807,633	$791,794	$545,995

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in $ 000’s
(Unaudited)
Quarter ended March 31,
	2006	2005
Net cash provided by operating activities	$3,378	$2,666

Cash flows from investing activities
Proceeds from sales and maturities of securities	1,317	2,402
Loans made net of principal collections	(25,293)	(28,113)
Purchase of property	(492)	(2,208)
Net cash used in investing activities	(24,468)	(27,919)

Cash flows from financing activities
Net increase in deposits	10,957	31,435
Decrease in fed funds purchased	-	(9,505)
Increase in Federal Home Loan Bank borrowings	12,875	5,500
Decrease in merger consideration liability	(11,849)	-
Proceeds from stock options exercised	2,175	528
Excess tax benefit from stock options exercised	105	-
Dividends paid	(838)	(611)
Net cash provided by financing activities	13,425	27,347

Net increase (decrease) in cash and cash equivalents	(7,665)	2,094

Cash and cash equivalents, beginning of period	31,843	16,082

Cash and cash equivalents, end of period	$24,178	$18,176

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A complete set of Notes to Consolidated Financial Statements is a part of the Company’s 2005 Form 10-K filed March 15, 2006. The notes below are included due to material changes in the financial statements or to provide the reader with additional information not otherwise available. All numbers in the following notes are expressed in thousands of dollars, except per share data.

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

The balance sheet data as of December 31, 2005 was derived from audited financial statements, but does not include all disclosures contained in the Company’s 2005 Form 10-K.

The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2005 consolidated financial statements, including the notes thereto, included in the Company’s 2005 Form 10-K.

2. Stock-Based Compensation

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment” (“FAS 123R”). FAS 123R establishes the accounting required for share-based compensation, and requires companies to measure and recognize compensation expense for all share-based payments at the grant date based on the fair value of the award, as defined in FAS 123R, and includes such costs as an expense in our income statements over the requisite service (vesting) period. The Company elected to adopt FAS 123R using a modified prospective application, whereby the provisions of the statement will apply prospectively only from the date of adoption for new (issued subsequent to December 31, 2005) and unvested stock option awards for which the requisite service is rendered after the date of adoption. Thus, the Company recognizes as expense the fair value of stock options issued prior to January 1, 2006, but vesting after January 1, 2006, over the remaining vesting period. In addition, compensation expense must be recognized for any awards modified, repurchased, or cancelled after the date of adoption. Under the modified prospective application, no restatement of previously issued results of operations is required. The Company uses the Black-Scholes option pricing model to measure fair value. This is the same model the Company used in prior years for disclosure purposes.

Pursuant to the Company’s 1999 Employees’ Stock Option Plan, as amended (the “1999 ESOP Plan”), either incentive stock option or non-qualified option awards may be granted to employees. The stock options must be granted at exercise prices not less than 100% of the fair market value of our common stock at the grant date. The Compensation Committee or the Board of Directors determines vesting provisions when stock options are granted, and stock options granted generally vest over three or four years. The maximum life of stock options granted under this plan is ten years from the grant date. For the three months ended March 31, 2006, we recognized $121 of compensation expense (included in personnel expenses) from stock options vesting during the period, with an associated income tax benefit of $47. Although compensation expense related to stock options granted to employees was not directly recognized in the results of operations during the three months ended March 31, 2005, it was disclosed in a pro forma presentation as previously required by FAS 123.

Pursuant to the Company’s 1999 Directors’ Stock Option Plan, as amended (the “1999 DSOP Plan”), non-qualified options awards may be granted to directors. The stock options must be granted at exercise prices of not less than 100% of the fair market value of our common stock at the grant date. The maximum life of options granted under this plan is ten years from the grant date. The options granted over the last two years have vesting schedules of two to three years. Prior to those grants, the options vested immediately upon grant. For the three months ended March 31, 2006, the Company recognized $17 of compensation expense (included in personnel expenses) from stock options vesting during the period, with an associated income tax benefit of $6. Although compensation expense related to stock options granted to directors was not directly recognized in the results of operations during the three months ended March 31, 2005, it was disclosed in a pro forma presentation as previously required by FAS 123.

The following table presents the assumptions used to estimate the fair value of options granted during the three-month periods ending March 31, 2006 and 2005, respectively:

	2006	2005
Expected life in years (1)	4.00	4.00
Volatility (1)	17.23%	21.39%
Risk-free interest rate (2)	4.65%	3.57%
Dividend yield (3)	1.65%	1.78%

(1)	Estimate based on historical experience. Volatility is based on historical experience over a period equivalent to the expected life in years.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
(3)
The Company has paid cash dividends on common stock since 1985. Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date.

For any future grants, as required by FAS 123R, the Company will estimate the impact of forfeitures based on our historical experience with previously granted stock options, and consider the impact of the forfeitures when determining the amount of expense to record for the stock options granted. For stock options issued prior to the adoption of FAS 123R, forfeitures were recognized when the stock option was actually forfeited. The Company generally issues new shares of common stock to satisfy stock option exercises.

A summary of stock option activity for all Company plans during the current fiscal year is presented below:

Total Stock Options	Shares	Average Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,114	$10.82
Granted	4	17.01
Exercised	(269)	8.07
Forfeited or expired	(7)	14.17
Outstanding at March 31, 2006	842	$11.71	2.96	$4,205

Exercisable at March 31, 2006	468	$10.05	2.66	$3,111

Nonvested Options	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2005	391	$2.83
Granted	4	3.06
Vested	(14)	2.17
Forfeited or expired	(7)	2.97
Outstanding at March 31, 2006	374	$2.85

As of March 31, 2006, there was $945 of total unrecognized compensation cost related to non-vested outstanding stock options granted under the 1999 Plans. This cost is expected to be recognized over a weighted-average period of 2.1 years.

During the three months ended March 2006 and March 2005, the following activity occurred relating to exercises under our stock option plans:

                                                                                                            Three Months Ended March 31,
	2006	2005
Total intrinsic value of
stock options exercised	$2,328	$799

Cash received as a result of stock options exercised during the three months ended March 31, 2006 and March 31, 2005 was $2,175 and $528 respectively.

At March 31, 2006, 1,571 shares of common stock were reserved for issuance under the Company’s stock option plans, and 724 shares were available for future grants.

Prior to the adoption of FAS 123R, the Company applied the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock option plans. No stock-based employee compensation expense was reflected in net income as all option grants under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 as if the Company had applied the optional fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

Net income - as reported	$2,050
Deduct total stock-based employee compensation expense determined under fiar value method for all awards, net of related tax effects	(123)

Net income - pro forma	$1,927

Earnings per share:
Basic - as reported	$0.24
Basic - pro forma	$0.22

Diluted - as reported	$0.23
Diluted - pro forma	$0.22

3. Business Combinations

On November 30, 2005, the Company acquired all of the outstanding common stock of Northwest Business Financial Corporation (“NWBF”) of Seattle, Washington, the parent company of Northwest Business Bank, in an acquisition accounted for under the purchase method of accounting. Accordingly, at the time of acquisition, the Company allocated the purchase price to the fair value of the assets acquired and liabilities assumed with the residual recognized as goodwill and other intangible assets. The results of NWBF’s operations have been included in the consolidated financial statements since completion of the acquisition on November 30, 2005. This merger was consistent with the Company’s banking strategy and provided an opportunity to enter the metropolitan Seattle/Bellevue markets in Washington state with two branches at the time of acquisition.

The aggregate purchase price was $40,434 and included 1,411 shares of common stock, stock options valued at $1,761, cash of $15,472, and direct merger costs of $970. The value of the 1,411 shares of common stock was based on $15.75, which was the average closing market price of the Company’s common stock on August 17, 2005 when the merger was announced. Outstanding NWBF stock options were converted (using the same 2:1 exchange ratio applied to the share conversion) into approximately 220 Pacific Continental Corporation stock options, at a weighted average fair value of $8.02 per option.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets
Cash and due from banks	$5,447
Investment securities	11,122
Loans, net of allowance for loan losses	140,566
Property and equipment	554
Goodwill and core deposit intangible	23,944
Other assets	885

Total assets acquired	182,519

Liabilities
Deposits	123,815
Borrowings	17,218
Other liabilities	1,052

Total liabilities assumed	142,085

Net assets acquired	$40,434

Subsequent to the acquisition, certain assets were adjusted as part of the allocation of the purchase price. Additional adjustments may be made to the purchase price allocation, specifically related to tax adjustments. At March 31, 2006, goodwill recorded in connection with the NWBF acquisition was $22,384.

The following table presents unaudited pro forma results of operations for the three months ended March 31, 2005 as if the acquisition of Northwest had occurred on January 1, 2005. Any revenue enhancements and cost savings as a result of the Northwest merger have not been reflected in the pro forma consolidated condensed statements of income. No assurance can be given with respect to the ultimate level of such revenue enhancements or cost savings. The pro forma results do not necessarily indicate the results that would have been obtained had the acquisition actually occurred on January 1, 2005:

                                                                                        Three Months Ended March 31, 2005
	Pacific	Northwest	Pro Forma Adjustments		Pro Forma Combined

Net interest income	$6,904	$1,488	$(142)	(1)	$8,250
Provision for loan losses	225	120			345
Noninterest income	972	44			1,016
Noninterest expense	4,330	889	56	(2)	5,275
Income before income taxes	3,321	523	(198)		3,646
Provision for income taxes	1,271	183	75	(3)	1,529
Net income	$2,050	$340	$(123)		$2,267

Basic earnings per share	$0.24	$0.30			$0.22
Diluted earnings per share	$0.23	$0.29			$0.22

Basic shares outstanding	8,698	1,153	258	(4)	10,109
Diluted shares outstanding	8,956	1,183	258		10,397

(1)
Reduction in interest income, at a combined aggregate rate of 3.50%, for cash paid to Northwest shareholders and cash paid for acquisition costs net of cash received from issuance of trust preferred securities.

(2)	The core deposit intangible of $1,561 created as a result of the transaction is amortized based on a straight-line method over seven years.

(3)	Pro forma income tax benefit was calculated using an effective tax rate of 38%.

(4)	Pacific Continental Corporation issued 1,411 shares of common stock and retired all of Northwest’s common stock as a result of the transaction.

The following table summarizes restructuring charge activity recorded in the Company’s accrued merger liability account related to the NWBF acquisition:

	March 31,	December 31,
	2006	2005

Beginning balance, January 1	$454	$-
Additions:
Charged to goodwill	-	566
Utilization:
Payments and write-offs	(278)	(112)
Ending Balance	$176	$454

4. Loans

Major classifications of loans at March 31, 2006, December 31, 2005, and March 31, 2005 are as follows:

	March 31, 2006	December 31, 2005	March 31, 2005
Commercial loans	$153,072	$160,988	$117,622
Real estate loans	542,545	507,479	358,974
Consumer loans	10,532	12,463	10,499
	706,149	680,930	487,095
Deferred loan origination fees	(2,489)	(2,609)	(2,083)
	703,660	678,321	485,012
Allowance for loan losses	(8,088)	(7,792)	(5,380)
	$695,572	$670,529	$479,632

Allowance for loan losses

Below is a summary of additions and charges against the allowance for loan losses for the three month period ending March 31, 2006 and 2005:

	2006	2005
Balance, January 1	$7,792	$5,224
Provision charged to income	250	225
Loans charged against allowance	(11)	(90)
Recoveries credited to allowance	57	21
Balance, March 31	$8,088	$5,380

The recorded investment in restructured and other impaired loans totaled $776 and $1,421 at March 31, 2006 and 2005, respectively. Impaired loans at March 31, 2006 include $260 of nonaccrual loans (net of guarantees) and $516 of loans to a single borrower performing under revised terms. The specific valuation allowance for loan losses related to these impaired loans was $237 and $331 at March 31, 2006 and 2005, respectively, and is included in the ending allowance shown above. The average recorded investment in impaired loans was approximately $725 and $2,300 during the first quarter of 2006 and 2005, respectively. Interest income recognized on restructured and impaired loans was $9 and $18 in the first quarter 2006 and 2005, respectively.

A substantial portion of the loan portfolio is collateralized by real estate, and is, therefore, susceptible to changes in local market conditions. Management believes that the loan portfolio is diversified among industry groups. At March 31, 2006, outstanding residential loans totaled $74,625 and represented 10.6% of total outstanding loans. In addition, at March 31, 2006, unfunded loan commitments for residential construction totaled approximately $56,534. Outstanding residential loans at December 31, 2005 were $79,797 or 11.7% of total outstanding loans, and unfunded commitments for residential construction totaled approximately $51,347. At March 31, 2006, there were no nonaccrual loans and no impaired loans in this industry. There are no other industry concentrations in excess of 10% of total outstanding loans. It is management’s opinion that the allowance for loan losses is adequate to absorb known and inherent risks in the loan portfolio. However, actual results may differ from estimates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Pacific Continental Corporation and its wholly-owned subsidiary Pacific Continental Bank operating results and financial condition for the first quarter of 2006. When warranted, comparisons are made to the same period in 2005 and to the previous year ended December 31, 2005. The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company’s Form 10-K for the previous year ended December 31, 2005, which contains additional statistics and explanations. All numbers, except per share data, are expressed in thousands of dollars.

In addition to historical information, this report contains ``forward-looking statements'' within the meaning of the Private Securities Litigation Reform Act of 1995 (``PSLRA''). Such “forward-looking” statements are subject to risks and uncertainties that may cause actual results to differ materially from those projected, including but not limited to the following: the concentration of loans of the Company’s banking subsidiary, particularly with respect to commercial and residential real estate lending; changes in the regulatory environment and increases in associated costs, particularly on-going compliance expenses and resource allocation needs in response to the Sarbanes-Oxley Act and related rules and regulations; vendor quality and efficiency; employee recruitment and retention, specifically in the Bank’s Portland and Seattle markets; the Company’s ability to control risks associated with rapidly changing technology both from an internal perspective as well as for external providers; increased competition among financial institutions; fluctuating interest rate environments; and similar matters. With regard to the NWBF transaction, specific risks include that it may be more difficult, costly or time-consuming to combine the two companies than anticipated, thereby creating disruption and difficulties during the integration process. In addition, the combined company may fail to realize projected cost savings and revenue enhancements that are accretive to the Company’s earnings. Readers are cautioned not to place undue reliance on the forward-looking statements. The Company undertakes no obligation to publicly revise or update the forward-looking statements to reflect events or circumstances that arise after the date of this release. Readers should also carefully review any risk factors described in its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other documents, including any Current Reports on Form 8-K furnished to or filed from time-to-time with the Securities & Exchange Commission. This statement is included for the express purpose of invoking PSLRA's safe harbor provisions.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2005 as filed on the Form 10-K. Management believes that the following policies and those disclosed in the Notes to Consolidated Financial Statements should be considered critical under the SEC definition:

Allowance for Loan Losses and Reserve for Unfunded Commitments

The allowance for outstanding loans is classified as a contra-asset account offsetting outstanding loans, and the allowance for unfunded commitments is classified as an other liability on the balance sheet. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balances of the allowance for loan losses for outstanding loans and unfunded commitments are maintained at amounts management believes will be adequate to absorb known and inherent losses in the loan portfolio and commitments to loan funds. The appropriate balance of the allowance for loan losses is determined by applying loss factors to the credit exposure from outstanding loans and unfunded loan commitments. Estimated loss factors are based on subjective measurements including management’s assessment of the internal risk classifications, changes in the nature of the loan portfolios, industry concentrations, and the impact of current local, regional, and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations, or liquidity.

Goodwill and Intangible Assets

At March 31, 2006, the Company had $24,146 in goodwill and other intangible assets consisting of $22,384 in goodwill from the 2005 acquisition of NWBF, $276 in goodwill from the acquisition of the Coos Bay consumer finance office, and $1,487 in core deposit intangible from the 2005 acquisition of NWBF. The core deposit intangible will be amortized over seven years at approximately $223 per year. In accordance with Financial Accounting Standard 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002, assets with indefinite lives are no longer amortized, but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives quarterly and has determined that there was no impairment as of March 31, 2006.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123 (R), Share-Based Payment, that revised previously issued guidance on accounting for stock options and other forms of equity-based forms of compensation issued to employees. The Company implemented this standard effective January 1, 2006.

The Company elected to adopt FAS 123 (R) using the modified prospective method. Therefore, previously reported financial data will not be restated, and expense related to stock options vesting during 2006 and later will be recorded as additional compensation expense. Note 2 to the consolidated financial statements on page 7 in this Form 10-Q provides details on the Company’s stock-based compensation recorded during the first quarter 2006.

HIGHLIGHTS
                                                                                                    For the quarter ended March 31
	2006	2005	% Change
Net income (1)	$2,932	$2,050	43%

Earnings per share
Basic	$0.28	$0.24	17%
Diluted	$0.28	$0.23	22%

Assets, period-end (1)	$807,633	$545,995	48%
Loans, period-end (1)	$703,660	$485,012	45%
Deposits, period-end (1)	$615,228	$435,226	41%

Return on average assets (2)	1.50%	1.57%
Return on average equity (2)	13.98%	16.29%
Return on average tangible equity (3)	19.54%	16.38%

(1)
On November 30, 2005, the Company acquired NWBF for a combination of stock and cash. The acquisition was accounted for under the purchase-method of accounting, and accordingly, the results of operations of NWBF have been included in the consolidated financial statement only since the date of acquisition. Note 3 to the consolidated financial statements in this Form 10-Q on page 10 above presents unaudited pro forma results of operations for three months ended March 31, 2005 as if the acquisition of NWBF had occurred on January 1, 2005.

(2)	Amounts annualized.
(3)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.

The Company earned $2,932 in the first quarter 2006, a 43% increase over net income of $2,050 for the same quarter last year. The improvement in income was primarily the result of loan and deposit growth, which resulted in a $2,456 or 36% increase in net interest income.

Assets and deposits at March 31, 2006 showed growth rates of 48% and 41%, respectively, over March 31, 2005. Core deposits, which are defined as demand deposits, interest checking, money market account, and local time deposits (including local time deposits in excess of $100 thousand), constitute 86% of March 31, 2006 outstanding deposits compared to 93% at March 31, 2005. Demand deposits were $162,991 or 26% of total deposits at March 31, 2006.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the primary source of the Company’s revenue. Net interest income is the difference between interest income derived from earnings assets, principally loans, and interest expense associated with interest-bearing liabilities, principally deposits. The volume and mix of earnings assets and funding sources, market rates of interest, demand for loans, and the availability of deposits affect net interest income.

The net interest margin as a percentage of earning assets for the first quarter 2006 was 5.25%, a 40 basis point decline from the 5.65% net interest margin reported for first quarter 2005. This decline in the net interest margin had been anticipated as a result of the acquisition of NWBF in November 2005. The first quarter 2006 net interest margin of 5.25% was also down 21 basis points from December 2005, the first full month of combined financial reporting including the NWBF acquisition. The decline in the first quarter 2006 net interest margin from that of December 2005 was entirely due to the seasonal and anticipated decline in core deposits. Despite the fact that outstanding core deposits at March 31, 2006 were virtually unchanged from December 31, 2005, average core deposits for the first quarter 2006 were more than $26,000 below average core deposits for the month of December 2005. Specifically, during the first two months of the first quarter 2006, core deposits dropped well below $500,000, which required the use of higher rate alternative funding sources, thus increasing the Company’s cost of funds. In addition, 100% of loan growth during the quarter was funded by alternative funding sources, which lowered the net interest margin as the spread between loan yields and alternative funding costs are lower than the spread between loan yields and core deposit costs.

Although the Bank is asset sensitive, meaning the net interest margin should improve in a rising rate environment, the increases in market interest rates in January and March of 2006 had little positive effect on the net interest margin during the first quarter. This was due to three factors. First, as previously mentioned, the decline in average core deposits during the first quarter 2006 required the use of higher rate alternative funding causing the Bank’s cost of funds to rise faster than loan yields. Second, the flat yield to slightly inverted yield curve for much of the quarter narrowed the spread between the Bank’s yield on its fixed rate loan portfolio and the cost of borrowings and core deposits. Third, during the first quarter, the Bank continued to experience a timing lag with regard to increases in short-term money market rates, which moved borrowing costs and core deposit costs up in advance of the Bank’s prime-lending rate.

Looking forward to the second quarter 2006, the Company expects some improvement in the net interest margin. Historically, the growth in core deposits accelerates during the second quarter, which reduces the level of higher rate alternative funding sources, thus stabilizing or lowering the cost of funds. However, improvement in the second quarter 2006 net interest margin is highly dependent upon the expectation that core deposit growth will fund all or a substantial portion of loan growth during the second quarter 2006.

The following table presents the condensed balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates on interest-bearing liabilities for the three months ended March 31, 2006 compared to March 31, 2005:

Table I
Average Balance Analysis of Net Interest Earnings
(dollars in thousands)

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
Interest-Earning Assets
Federal funds sold and interest-
bearing deposits in banks	$1,101	$11	4.16%	$521	$2	1.26%
Securities available for sale:
Taxable (1)	39,135	373	3.86%	27,887	208	3.02%
Tax-exempt	3,165	29	3.77%	1,393	12	3.62%
Loans, net of allowance
for loan losses (2) (3) (4)	679,807	13,589	8.11%	465,809	8,451	7.36%

Total interest-earning assets	723,208	14,002	7.85%	495,610	8,673	7.10%

Nonearning Assets
Cash and due from banks	24,052			18,012
Premises and equipment	17,113			13,270
Goodwill & other intangibles	24,166			-
Interest receivable and other	3,875			2,926
Total non interest assets	69,206			34,208

Total assets	$792,414			$529,818

Interest-Bearing Liabilities
Money market and NOW accounts	$287,044	2,118	2.99%	$203,011	878	1.75%
Savings deposits	22,424	71	1.29%	22,905	44	0.78%
Time deposits	125,086	1,232	3.99%	65,190	418	2.60%
Federal funds purchased	8,975	108	4.86%	12,646	59	1.89%
FHLB borrowings	92,660	985	4.31%	39,039	370	3.84%
Trust preferred	8,248	128	6.28%	-	-	0.00%

Total interest-bearing liabilities	544,437	4,642	3.46%	342,791	1,769	2.09%
Noninterest-Bearing Liabilities
Demand deposits	154,428			133,880
Interest payable and other	8,519			2,111
Total noninterest liabilities	162,947			135,991
Total liabilities	707,384			478,782
Stockholders' equity	85,030			51,036
Total liabilities and stockholders' equity	$792,414			$529,818
Net Interest Income		$9,360			$6,904
Net Interest Income
as a Percentage of Earning Assets		5.25%			5.65%

(1) Federal Home Loan Bank stock is included in securities available for sale.
(2) Nonaccrual loans have been included in average balance totals.
(3) Interest income includes recognized loan origination fees of $424 and $360 for the quarter ended
March 31, 2006 and 2005, respectively.
(4) Total includes loans held for sale.

In reviewing Table I above, note that the first quarter 2005 average balances, interest income, and interest expense do not include financial results of NWBF, while first quarter 2006 includes the full three months of NWBF financial results. In general, the margin compression of 40 basis points between first quarter 2005 compared to 2006 can be attributed to the cost of interest-bearing liabilities rising faster than yields on earning assets.

Table I shows that earning asset yields improved by 75 basis points in the first quarter 2006 over first quarter 2005 from 7.10% to 7.85%. This increase was due to increased loan yields as market interest rates rose throughout the year 2005 and during the first quarter 2006. However, the 75 basis point improvement in loan yields is well below the 250 basis point increase in short-term market interest rates and borrowing rates from January 1, 2005 through March 31, 2006.

Table I also illustrates the change in the mix of funding sources as a result of the NWBF acquisition as shown by the significant increase in time deposits and FHLB borrowings. Average time deposits and FHLB borrowings were up $59,896 and $53,621, respectively, in the first quarter 2006 compared to first quarter 2005. Note that these two funding sources are among the highest rate funding sources available to the Bank, thus contributing to the 137 basis point increase in rates paid on interest-bearing liabilities from 2.09% in first quarter 2005 to 3.46% in first quarter 2006.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended March 31, 2006 and March 31, 2005.
Table II
Analysis of Changes in Interest Income and Interest Expense
(dollars in thousands)

	Q1 2006 compared to Q1 2005
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest
bearing deposits in banks	$2	$7	$9
Securities available-for-sale:
Taxable	84	80	164
Tax-exempt	16	1	17
Loans, net of allowance for loan losses	3,883	1,255	5,138

Total interest income	3,985	1,343	5,328

Interest paid on:
Money market and NOW accounts	(620)	(620)	(1,240)
Savings deposits	2	(29)	(27)
Time deposits	(590)	(224)	(814)
Federal funds purchased	44	(93)	(49)
Term borrowings	(570)	(45)	(615)
Trust preferred	(128)	-	(128)

Total interest expense	(1,862)	(1,010)	(2,872)

Net interest income	$2,123	$333	$2,456

Net interest income before the provision for loan losses for the first quarter 2006 increased by $2,456 over the previous year as interest income increased $5,330, while interest expense increased $2,873. In reviewing Table I, increased volumes of earning assets, deposits, and other funding sources were primarily responsible for the increase in net interest income, as volume changes accounted for $2,123 of the total increase in net interest income in first quarter 2006 over first quarter 2005. The acquisition of NWBF played a substantial role in these increased year-over-year volumes.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the first three months of 2006:

2006

Balance, December 31, 2005	$7,792
Provision charged to income	250
Loans charged off	(11)
Recoveries credited to allowance	57

Balance, March 31, 2006	$8,088

The first quarter 2006 provision for loan losses was $250, compared to $225 for the same quarter last year.
The higher provision in first quarter 2006 reflects loan growth during the period. The loan loss provision for 2006 is expected to increase in subsequent quarters but is contingent upon future loan growth as there is only limited additional benefit available from further improvement in the overall credit quality of the portfolio.

Net loan recoveries in first quarter 2006 were $46, compared to $69 in net loan losses reported for first quarter 2005. Annualized net loan losses (recoveries) to average outstanding loans were (0.03)% for first quarter 2006 compared to 0.06% for first quarter 2005.

The allowance for loan losses at March 31, 2006 was 1.15% of period end loans compared to 1.15% and 1.11% at December 31, 2005 and March 31, 2005, respectively. At March 31, 2006, the allowance for loan losses as a percentage of net nonperforming loans was 2,751% or 27.5 times the level of net nonperforming loans. That compares to 5,126% and 631% at December 31, 2005 and March 31, 2005, respectively. The allowance at March 31, 2006 includes $237 in specific allowance (included in the ending allowance above) for impaired loans, which total $776. Impaired loans include $260 of nonaccrual loans and two loans totaling $516 that are performing under revised terms. At December 31, 2005, the Company had $676 of restructured and impaired loans with a specific allowance of $237 assigned. At March 31, 2005, the Company had $1,421 of restructured and impaired loans with a specific allowance of $331 assigned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned for the periods covered in this report:

	Mar. 31, 2006	Dec. 31, 2005	Mar. 31, 2005
Nonaccrual loans	$287	$180	$956
90 days past due and accruing interest	34	0	16
Total nonperforming loans	321	180	972
Nonperforming loans guaranteed by the government	(27)	(28)	(119)
Net nonperforming loans	294	152	853
Foreclosed assets	22	131	262
Total nonperforming asset, net of guaranteed loans	$316	$283	$1,115

At March 31, 2006, net nonperforming assets as a percentage of total assets was 0.04%. That compares to total net nonperforming assets to total assets of 0.04% and 0.20% at December 31, 2005 and March 31, 2005, respectively.

During the first quarter 2006, the Bank sold both residential properties included in foreclosed assets at December 31, 2005 valued at $131. The Bank recorded a gain on the sales of approximately $38. Foreclosed assets at March 31, 2006 consist of a single residential property. A sale on that property is presently pending and is expected to close during the second quarter 2006.

Noninterest Income

Noninterest income was $957 in the first quarter of 2006, a decrease of $15 or 2% from the same period in 2005. First quarter 2006 noninterest income was negatively impacted primarily by declines in two categories: account service charges and revenues from the origination and sales of residential mortgages. The $24 or 7% decline experienced in account service charges was the result of the increase in short-term market interest rates, which increased the earnings credit on analyzed business demand accounts and, correspondingly reduced fee income charged on these accounts. Noninterest income from the origination and sales of residential mortgages was $155 in the first quarter 2006, down $43 from the first quarter 2005 as higher long-term interest rates has slowed the level of new loan originations. Declines in these two categories of noninterest income were partially offset by increased merchant bankcard fees and the other noninterest income category. First quarter 2006 merchant bankcard processing fees were up $12 from the first quarter 2005 due to increase sales transactions. The other income category was up $31 due to an operational recovery of $24 and increased lockbox fees.

On the expectation that both short-term and long-term market interest rates will continue to rise during the second quarter 2006, noninterest income is expected to be flat or down slightly from that experienced last year in the same period. However, anticipated loan growth and corresponding growth in net interest income should more than offset any decline in noninterest income.

Noninterest Expense

Noninterest expense in the first quarter 2006 was $5,389, an increase of $1,059 or 24% over the same period in 2005. Seattle market expenses (not included in 2005 results) accounted for $755 or 71% of the total increase in noninterest expense when comparing first quarter 2006 to first quarter 2005. In addition, during the first quarter 2006, the Company commenced the expensing of stock options granted or vesting during the year as required by FAS 123 (R). The Company elected to implement FAS 123 (R) using the modified prospective method, which means that prior period results were not restated, and thus no expense related to stock options was included in 2005 results. During the first quarter 2006, the Company recognized $138 in expense under FAS 123 (R). Excluding Seattle market expenses and expense related to stock options, which totaled $893, noninterest expense was up 4% in first quarter 2006 over first quarter 2005. Higher personnel expense accounted for $580 of the total increase in noninterest expense. Seattle market personnel expense accounted for $409 of the increase in this category.

For the year 2006, the Company expects a significantly higher rate of growth in noninterest expenses than last year as a result of the NWBF acquisition. In addition, the Company expects noninterest expense to increase in the second quarter due to officer salary increases granted in March 2006, new personnel in the Seattle market, and the expected opening of the Bank’s fourteenth full service office in Vancouver, Washington.

BALANCE SHEET

Loans

At March 31, 2006, gross outstanding loans, excluding loans held for sale, were $703,660, up $218,648 over outstanding loans of $485,012 at March 31, 2005 and up $25,339 from December 31, 2005 outstanding loans of $678,321. A summary of loan growth for the first quarter 2006 by market follows:

	Balance	Net Loan	Balance	%
	Dec. 31, 2005	Growth	Mar. 31, 2006	Change
Lane County Market	$231,056	$6,310	$237,366	2.73%

Portland Market	$294,370	$21,430	$315,800	7.28%

Seattle Market	$152,895	($2,401)	$150,494	-1.57%

Total	$678,321	$25,339	$703,660	3.74%

The prospects for increased loan activity in the second quarter 2006 is good as the Bank’s new business opportunity pipelines are increasing in all three of the Bank’s principal markets.

Securities

The Bank presently has $38,033 in securities classified as available-for-sale. At March 31, 2006, $10,117 of these securities were pledged as collateral for public deposits in Oregon and Washington and to the Federal Reserve Bank of San Francisco to support balances in its Treasury, Tax and Loan deposit account.

Goodwill and Intangible Assets

At March 31, 2006, the Company had a recorded balance of $22,660 in goodwill of which $22,384 was from the November 30, 2005 acquisition of NWBF and $276 from the 2003 acquisition of the Coos Bay consumer finance office. In addition, at December 31, 2005, the Company had $1,486 in core deposit intangible assets resulting from the acquisition of NWBF. In accordance with Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment. Management is required to perform an impairment analysis for the intangible assets (goodwill) with indefinite lives at least annually. Management did perform an impairment analysis at March 31, 2006 and determined there was no indication of impairment of goodwill at that time. The core deposit intangible of $1,487 was determined to have an expected life of approximately seven and one-half years and will be amortized over that period using the straight-line method.

Deposits

Outstanding deposits at March 31, 2006 were $615,228, an increase of $180,002 over outstanding deposits of $435,226 at March 31, 2005 and an increase of $10,957 over December 31, 2005 deposits of $604,271. Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and local time deposits, including local time deposits in excess of $100 thousand, were $529,733 and represented 86% of total deposits at March 31, 2006. A summary of both core deposit growth by market and other deposits classified as alternative funding for the three month period ending March 31, 2006 follows:

	Balance	Deposit	Balance	%
	Dec. 31, 2005	Growth	Mar. 31, 2006	Change
Lane County Market core deposits	$378,952	($19,550)	$359,402	-5.16%

Portland Market core deposits	$82,972	$15,448	$98,420	18.62%

Seattle Market core deposits	$67,870	$4,041	$71,911	5.95%

Total core deposits	$529,794	($61)	$529,733	-0.01%

Other deposits	$74,477	$11,018	$85,495	14.79%

Total	$604,271	$10,957	$615,228	1.81%

Historically, during the first quarter, the Bank experiences a seasonal decline in its core deposit base. This occurs primarily in the Lane County market as it has the most offices and is the Bank’s most mature market. The Bank expects core deposit growth to increase during the second quarter 2006 as the pipeline for new deposit relationships is strong in all three markets, and historically, there is a resurgence of core deposits during the second quarter.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures at March 31, 2006, which were issued in conjunction with the acquisition of NWBF. At March 31, 2006, the entire $8,248 in junior subordinated debenture had an interest rate of 6.265% that is fixed for a five year period. As of March 31, 2006, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines. Additional information regarding the terms of the junior subordinated debentures, including maturity/repricing dates and interest rate, is included in Note 12 of the Notes to Consolidated Financial Statements in the Company’s 2005 annual Form 10-K.

Capital Resources

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the issuance of new stock through the exercise of stock options and decreases through the payment of dividends and share repurchase programs. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Below is a summary of changes in the Company’s capital accounts from December 31, 2005 through March 31, 2006:

Beginning capital December 31, 2005	$81,412
Additions from exercise of stock options	2,351
Net income for 1st quarter 2006	2,932
Excess tax benefit from options exercised	560
Change in comprehensive income (expense)	(132)
Cash dividends paid to shareholders	(839)

Ending capital March 31, 2006	$86,284

Banking regulations require the Company to maintain minimum levels of capital. The Company manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating). A “well-capitalized” rating from the FDIC requires that the Bank maintain risk-based capital levels of 10% of total risk-based assets. At March 31, 2006, the Company’s total capital to risk weighted assets was 10.67%, compared to 11.13% at March 31, 2005.

The Company’s Board of Directors reviews its dividend considerations so that cash dividends, when and if declared by the Company, would typically be paid in mid-March, June, September, and December of each year. On February 21, 2006, the Company declared its first quarter dividend of $0.08 per share paid on March 15, 2006 to shareholders of record on February 28, 2006. The Company expects to maintain the $0.08 per share dividend amount for each quarter during 2006, which would result in an annual dividend of $0.32 per share, and would equate to a 14% increase over the prior year.

The Company projects that earnings retention and existing capital will be sufficient to fund anticipated asset growth and shareholder dividends, while maintaining a well-capitalized designation from the FDIC.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit. The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2006, the Bank had $189,312 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At March 31, 2006, the Bank had $7,387 in letters of credit and financial guarantees written.

The Bank also has internal guidance lines of credit established for certain borrowers, primarily in the residential construction industry. These guidance lines are not contractual commitments to extend credit, and may be terminated by the Bank for any reason without any obligation to the borrower. These lines provide the Bank’s lenders limits on future extensions of credit to certain borrowers. The Bank uses the same credit policies in establishing internal guidance lines as it does for other credit products. At March 31, 2006, the Bank had established guidance lines totaling approximately $36,319.

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

Core deposits represented 86% of total deposits at March 31, 2006 compared to 93% at March 31, 2005. The decline in the percentage of core deposits to total deposits in first quarter 2006 compared to first quarter 2005 resulted from the acquisition of NWBF, which had a much lower core deposit base relative to total deposits than the Bank prior to the acquisition of NWBF on November 30, 2005. Historically, due to seasonal construction and economic activity and client payment of various tax obligations, the Company experiences a decline or slower growth of core deposits during the first quarter of each year as was the case during the first quarter 2006. At March 31, 2006, core deposits totaled $529,733 and were virtually unchanged from core deposits of $529,794 at December 31, 2005. During the quarter, the Company grew outstanding loans by $25,339. With no growth in core deposits during the first quarter of 2006, loan growth during the quarter was funded entirely through use of alternative funding sources. At March 31, 2006, alternative funding sources were funding 22% of total Company assets compared to 20% of total assets at December 31, 2005. The increase in the percentage of alternative funding as a percentage of total assets at March 31, 2006 compared to December 31, 2005 was due to the fact there was no growth in core deposits during the first quarter, while loans grew by more than $25,000 requiring the Bank to increase the use of alternative funding.

The Bank has a borrowing limit with the Federal Home Loan Bank of Seattle (the “FHLB”) equal to 25% of total assets. At March 31, 2006, the borrowing line was approximately $198,000. However, two factors limit the availability of the FHLB line: value of collateral pledged and amount of FHLB stock owned. At March 31, 2006, the Company had collateral pledged valued at approximately $150,000 and had stock on hand that would permit total borrowings of approximately $100,000, thus total borrowings at March 31, 2006 were limited to $100,000. At March 31, 2006, $93,679 was advanced on the FHLB line. Subsequent to March 31, 2006, the FHLB changed its rules regarding the amount of stock required to support borrowings. With these new rules implemented on April 10, 2006, the current stock held by the Bank would permit it to borrow up to approximately $127,000. At March 31, 2006, the Bank has established unsecured overnight lines totaling $75,000 with various correspondent banks. Subsequent to the end of the quarter, two of the Company’s correspondent banks increased the unsecured borrowing lines, and the total presently available on these lines is $90,000. The Bank also has a secured borrowing line with the Federal Reserve Bank of San Francisco. At March 31, 2006, the Bank has $11,058 of commercial real estate loans pledged to the Federal Reserve Bank of San Francisco, which permits it to borrow up to $8,299. Other sources of liquidity available to the Bank at March 31, 2006 included approximately $4,000 in funding available through the State of Washington time deposit program, $27,916 of unpledged securities available-for-sale, and approximately $29,750 of marketable government guaranteed loans included in the Bank’s loan portfolio.

Item 3. Quantitative and Qualitative Disclosures on Market Risk

There has been no material change in the Bank’s exposure to market risk. Readers are referred to the Bank’s Form 10-K and the Annual Report to Shareholders for the period ending December 31, 2005, for specific discussion.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of March 31, 2006, the date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

On February 24, 2006, the Bank converted all NWBF operations and systems and all internal controls applicable to the Bank prior to conversion are now applicable to the Seattle market. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

PART II. Other Information

Item 1A. Risk Factors

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

Our allowance for loan losses may not be adequate to cover actual loan losses, which could adversely affect our earnings

We maintain an allowance for loan losses in an amount that we believe is adequate to provide for losses inherent in the portfolio. While we strive to carefully manage and monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans. By managing our credit quality, we attempt to identify deteriorating loans before they become nonperforming assets and adjust the loan loss reserve accordingly. However, because future events are uncertain, there may be loans that deteriorate to a nonperforming status in a relatively short time frame. As a result of these types of situations, future additions to the allowance may be necessary. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans, requiring an increase to the loan loss allowance. Additionally, future additions to the allowance may be required based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions or as a result of incorrect assumptions by management in determining the allowance. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses could have a negative effect on our financial condition and results of operation.

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

Item 6. Exhibits

(a)	Exhibits

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

      PACIFIC CONTINENTAL CORPORATION
                                        (Registrant)

Dated May 4, 2006	/s/ Hal Brown
Hal Brown
President and Chief Executive Officer

Dated May 4, 2006	/s/ Michael A. Reynolds
Michael A. Reynolds
Executive Vice President and Chief Financial Officer