Form 10-Q
period 2006-06-30
PACIFIC CONTINENTAL CORP
filed 2006-08-02
CIK 1084717

As Filed with the Securities & Exchange Commission on August 2, 2006

SECURITIES & EXCHANGE COMMISSION

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act  of 1934 for the quarterly period ended June 30, 2006.

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
Large accelerated filer __  Accelerated filer X  Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes __ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock outstanding as of July 28, 2006:  10,567,305

PACIFIC CONTINENTAL CORPORATION
FORM 10-Q
QUARTERLY REPORT
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Consolidated Income Statements (unaudited):	3
	Three and six months ended June 30, 2006 and June 30, 2005

	Consolidated Statements of Comprehensive Income (unaudited): Three and six months ended June 30, 2006 and June 30, 2005	5

	Consolidated Balance Sheets (unaudited):	6
	June 30, 2006, December 31, 2005 and June 30, 2005

	Consolidated Statements of Cash Flows (unaudited):	7
	Six months ended June 30, 2006 and June 30, 2005

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial	14
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	26

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	none

Item 1a.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	none

Item 3.	Defaults Upon Senior Securities	none

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	none

Item 6.	Exhibits	28

SIGNATURES		29

CONSOLIDATED INCOME STATEMENTS
Amounts in $ 000’s, Except for Per Share Data
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Interest income
Loans	$14,751	$9,191	$28,340	$17,642
Securities	405	238	807	470
Dividends on Federal Home Loan Bank stock	-	-	-	(12)
Federal funds sold	9	3	20	5
	15,165	9,432	29,167	18,105

Interest expense
Deposits	3,813	1,616	7,235	2,956
Federal Home Loan Bank borrowings	1,244	473	2,229	843
Trust Preferred securities	125	-	253	-
Federal funds purchased	87	22	194	81
	5,269	2,111	9,911	3,880

Net interest income	9,896	7,321	19,256	14,225

Provision for loan losses	200	325	450	550
Net interest income after provision	9,696	6,996	18,806	13,675

Noninterest income
Service charges on deposit accounts	343	350	672	703
Other fee income, principally bankcard	381	363	733	688
Loan servicing fees	27	41	60	79
Mortgage banking income and gains on loan sales	230	275	385	473
Other noninterest income	75	62	163	120
	1,056	1,091	2,013	2,063

Noninterest expense
Salaries and employee benefits	3,500	2,676	6,748	5,344
Premises and equipment	786	525	1,509	1,026
Bankcard processing	126	122	247	244
Business development	347	325	735	665
Other noninterest expense	945	712	1,854	1,411
	5,704	4,360	11,093	8,690

Income before income taxes	5,048	3,727	9,726	7,048
Provision for income taxes	1,860	1,422	3,606	2,693

Net income	$3,188	$2,305	$6,120	$4,355

Earnings per share
Basic	$0.30	$0.26	$0.59	$0.50
Diluted	$0.30	$0.26	$0.58	$0.49

Weighted average shares outstanding
Basic	10,525	8,747	10,453	8,723
Common stock equivalents attributable to stock options	185	244	177	259
Diluted	10,710	8,991	10,630	8,982

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in $ 000’s
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Net income	$3,188	$2,305	$6,120	$4,355

Unrealized gains (losses) on investment securities arising during the period Reclassification for (gains) losses included in statement of income	(185) -	218 -	(399) -	(83) -
	(185)	218	(399)	(83)
Income tax (expense) benefit	71	(84)	153	32
Net unrealized gains (losses) on securities available for sale	(114)	134	(246)	(51)
Comprehensive Income	$3,074	$2,439	$5,874	$4,304

See accompanying notes.

CONSOLIDATED BALANCE SHEET
Amounts in $ 000’s
(Unaudited)

	June 30,	Dec. 31,	June 30,
	2006	2005	2005
ASSETS
Cash and due from banks	$24,477	$27,520	$20,307
Interest-bearing deposits with banks	400	500	200
Federal funds sold	708	3,823	100
Total cash and cash equivalents	25,585	31,843	20,607

Securities available-for-sale	38,090	39,345	28,639
Loans held for sale	1,469	642	1,738
Loans, less allowance for loan losses	717,008	670,529	481,307
Interest receivable	3,299	3,344	2,019
Federal Home Loan Bank stock	3,480	3,480	2,819
Property, net of accumulated depreciation	17,869	17,003	15,152
Goodwill and other intangible assets	24,090	24,201	276
Other assets	1,447	1,407	1,211

Total assets	$832,337	$791,794	$553,768

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-bearing demand	$170,504	$164,626	$139,047
Savings and interest-bearing checking	336,181	311,309	237,253
Time $100,000 and over	50,472	65,122	48,427
Other time	58,953	63,214	26,165
Total deposits	616,110	604,271	450,892

Federal funds purchased	1,700	-	1,685
Federal Home Loan Bank borrowings	113,554	80,804	46,000
Junior subordinated debenture	8,248	8,248	-
Accrued merger consideration liability	520	13,005	-
Accrued interest and other payables	3,077	4,054	2,058
Total liabilities	743,209	710,382	500,635

Stockholders' equity
Common stock	56,842	53,319	28,737
Retained earnings	32,891	28,452	24,561
Accumulated other comprehensive loss	(605)	(359)	(165)
	89,128	81,412	53,133

Total liabilities and stockholders’ equity	$832,337	$791,794	$553,768

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in $ 000’s
(Unaudited)
For six months ended June 30,
	2006	2005
Net cash provided by operating activities	$6,102	$5,101

Cash flows from investing activities
Proceeds from sales and maturities of securities	4,093	3,991
Purchase of securities	(2,832)	(4,996)
Loans made net of principal collections	(46,929)	(30,113)
Purchase of property	(1,520)	(2,436)
Net cash used in investing activities	(47,188)	(33,524)

Cash flows from financing activities
Net increase in deposits	11,839	47,101
Increase (decrease) in federal funds purchased	1,700	(8,605)
Increase (decrease) in Federal Home Loan Bank borrowings	32,750	(5,000)
Decrease in merger consideration liability	(12,485)	-
Proceeds from stock options exercised	2,555	676
Excess tax benefit from stock options exercised	149	-
Dividends paid	(1,682)	(1,224)
Net cash provided by financing activities	34,826	32,947

Net (decrease) increase in cash and cash equivalents	(6,258)	4,525

Cash and cash equivalents, beginning of period	31,843	16,082

Cash and cash equivalents, end of period	$25,585	$20,607

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

Pursuant to the Company’s 1999 Employees’ Stock Option Plan, as amended (the “1999 ESOP Plan”), either incentive stock option or non-qualified option awards have been granted to employees. Subsequent to the annual shareholders’ meeting in April 2006, all shares available for future grants under this plan have been deregistered and are no longer available for future grants. Stock options in the past have been granted at exercise prices not less than 100% of the fair market value of our common stock at the grant date. The Compensation Committee or the Board of Directors determines vesting provisions when stock options are granted, and stock options granted generally vest over three or four years. The maximum life of stock options granted under this plan is ten years from the grant date. For the three- and six-month periods ending June 30, 2006, we recognized $122 and $243 of compensation expense (included in personnel expenses) from stock options vesting during the periods, with associated income tax benefits of $47 and $94, respectively. Although compensation expense related to stock options granted to employees was not directly recognized in the results of operations during the three- and six-month periods ending June 30, 2005, it was disclosed in a pro forma presentation as previously required by FAS 123.

Pursuant to the Company’s 1999 Directors’ Stock Option Plan, as amended (the “1999 DSOP Plan”), non-qualified options awards have been granted to directors. Subsequent to the annual shareholders’ meeting in April 2006, all shares available for future grants under this plan have been deregistered and are no longer available for future grants. Stock options have been granted at exercise prices of not less than 100% of the fair market value of our common stock at the grant date. The maximum life of options granted under this plan is ten years from the grant date. The options granted over the last two years have vesting schedules of two to three years. Prior to those grants, the options vested immediately upon grant. For the three- and six-month periods ending June 30, 2006, the Company recognized $25 and $42 of compensation expense (included in personnel expenses) from stock options vesting during the periods, with associated income tax benefits of $10 and $16, respectively. Although compensation expense related to stock options granted to directors was not directly recognized in the results of operations during the three- and six-month periods ending June 30, 2005, it was disclosed in a pro forma presentation as previously required by FAS 123.

At the annual shareholders’ meeting in April 2006, shareholders approved the 2006 Stock Option and Equity Compensation Plan (the “2006 SOEC Plan”). Pursuant to this approval, incentive stock options, nonqualified stock options, restricted stock, restricted stock units, or stock appreciation rights may be awarded to attract and retain the best available personnel for positions of responsibility with the corporation and its subsidiaries. The exercise price for shares of common stock subject to an option shall not be less than 100% of the fair market value of a share of common stock as of the date of grant of the option; provided, however, that in the case of an incentive stock option granted to an employee who immediately before the grant of such incentive stock option is a shareholder-employee, the incentive stock option exercise price shall be at least 110% of the fair value of the common stock as of the date of grant of the incentive stock option. The Compensation Committee of the Board of Directors may impose any terms and conditions on the vesting of an award that it determines to be appropriate. The expenses for these awards will be recognized in accordance with FAS 123R. As of June 30, 2006, no awards within the 2006 SOEC Plan have been made.

The following table presents the assumptions used to estimate the fair value of options granted during the three and six month periods ending June 30, 2006 and 2005, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Expected life in years (1)	4.00	4.00	4.00	4.00
Volatility (1)	16.72%	21.61%	17.01%	21.59%
Interest Rate (2)	4.91%	3.75%	4.76%	3.74%
Yield Rate (3)	1.90%	1.78%	1.76%	1.78%

(1)	Estimate based on historical experience. Volatility is based on historical experience over a period equivalent to the expected life in years.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
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

A summary of stock option activity for all Company plans during the current fiscal year is presented below:
Total Stock Options	Shares	Average Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,114	$10.82
Granted	8	16.92
Exercised	(307)	8.22
Forfeited or expired	(11)	14.18
Outstanding at June 30, 2006	804	$11.83	2.76	$3,752

Exercisable at June 30, 2006	449	$10.26	2.51	$2,803

As of June 30, 2006, there was $799 of total unrecognized compensation cost related to non-vested outstanding stock options granted under the 1999 Plans. This cost is expected to be recognized over a weighted-average period of 2.0 years.

During the three and six month periods ending June 2006 and June 2005, respectively, the following activity occurred relating to exercises under our stock option plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total intrinsic value of
stock options exercised	$ 291	$ 175	$ 2,619	$ 974

Cash received as a result of stock options exercised during the three and six month periods ending June 30, 2006 and June 30, 2005 was $353 and $2,528, and $147 and $676, respectively.

At June 30, 2006, 1,304 shares of common stock were reserved for issuance under the Company’s stock option plans, of which 500 shares were available for future grants. The 500 shares available for future grants is part of the 2006 plan approved at the annual shareholders’ meeting in April. All shares available for future grants under the 1999 plans were deregistered subsequent to the annual shareholders’ meeting.

Prior to the adoption of FAS 123R, the Company applied the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock option plans. No stock-based employee compensation expense was reflected in net income as all option grants under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three and six month periods ending June 30, 2005 as if the Company had applied the optional fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income - as reported	$ 2,305	$ 4,355
Deduct total stock-based
employee compensation
expense determined under
fair value method for all
awards, net of related tax
effects	(153)	(276)

Net income - pro forma	$2,152	$4,079

Earnings per share:
Basic - as reported	$0.26	$0.50
Basic - pro forma	$0.25	$0.47

Diluted - as reported	$0.26	$0.49
Diluted - pro forma	$0.24	$0.45

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

The aggregate purchase price was $40,434 and included 1,411 shares of common stock, stock options valued at $1,761, cash of $15,472, and direct merger costs of $970. The value of the 1,411 shares of common stock was based on $15.75, which was the average closing market price of the Company’s common stock on August 17, 2005 when the merger was announced. Outstanding NWBF stock options were converted (using the same 2:1 exchange ratio applied to the share conversion) into approximately 220 Pacific Continental Corporation stock options, at a weighted average fair value of $8.02 per option. The $15,472 in cash consisted of $2,467 paid to NWBF shareholders prior to December 31, 2005 and $13,005 payable to NWBF shareholders as of December 31, 2005. At June 30, 2006, $520 remained as a payable to NWBF shareholders.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets
Cash and due from banks	$5,447
Investment securities	11,122
Loans, net of allowance for loan losses	140,566
Property and equipment	554
Goodwill and core deposit intangible	23,944
Other assets	886

Total assets acquired	182,519

Liabilities
Deposits	123,815
Borrowings	17,218
Other liabilities	1,052

Total liabilities assumed	142,085

Net assets acquired	$40,434

Subsequent to the acquisition, certain assets were adjusted as part of the allocation of the purchase price. Additional adjustments may be made to the purchase price allocation, specifically related to tax adjustments. At June 30, 2006, goodwill recorded in connection with the NWBF acquisition was $22,384.

The following tables presents unaudited pro forma results of operations for the three months ended June 30, 2005, and for the six months ended June 30, 2005, respectively, as if the acquisition of Northwest had occurred on January 1, 2005. Any revenue enhancements and cost savings as a result of the Northwest merger have not been reflected in the pro forma consolidated condensed statements of income. No assurance can be given with respect to the ultimate level of such revenue enhancements or cost savings. The pro forma results do not necessarily indicate the results that would have been obtained had the acquisition actually occurred on January 1, 2005:

Three Months Ended June 30, 2005
	Pacific	Northwest	Pro Forma Adjustments		Pro Forma Combined

Net interest income	$7,321	$1,549	$(143)	(1)	$8,727
Provision for loan losses	325	90			415
Noninterest income	1,091	28			1,119
Noninterest expense	4,360	795	56	(2)	5,211

Income before income taxes	3,727	692	(199)		4,220
Provision for income taxes	1,422	238	-	(3)	1,660
Net income	$2,305	$454	$(199)		$2,560

Basic earnings per share	$0.26	$0.39			$0.25
Diluted earnings per share	$0.26	$0.38			$0.25

Basic shares outstanding	8,747	1,153	258	(4)	10,158
Diluted shares outstanding	8,991	1,183	258		10,432

Six Months Ended June 30, 2005
	Pacific	Northwest	Pro Forma Adjustments		Pro Forma Combined

Net interest income	$14,225	$3,037	$(285)	(1)	$16,977
Provision for loan losses	550	210			760
Noninterest income	2,063	72			2,135
Noninterest expense	8,690	1,684	112	(2)	10,486

Income before income taxes	7,048	1,215	(397)		7,866
Provision for income taxes	2,692	421	-	(3)	3,114
Net income	$4,355	$794	$(397)		$4,752

Basic earnings per share	$0.50	$0.69			$0.47
Diluted earnings per share	$0.48	$0.67			$0.46

Basic shares outstanding	8,723	1,153	258	(4)	10,134
Diluted shares outstanding	8,982	1,183	258		10,423

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

The following table summarizes restructuring charge activity recorded in the Company’s accrued merger liability account related to the NWBF acquisition:

	Northwest
	2006	2005
Beginning balance	$454	$-
Additions:
Charged to goodwill	-	566
Utilization:
Payments and write-offs	(432)	(112)
Ending Balance	$22	$454

4. Loans

Major classifications of loans at June 30, 2006, December 31, 2005, and June 30, 2005 are as follows:

	June 30, 2006	December 31, 2005	June 30, 2005
Commercial loans	$149,522	$160,988	$118,199
Real estate loans	565,420	507,479	360,642
Consumer loans	12,982	12,463	9,934
	727,924	680,930	488,775
Deferred loan origination fees	(2,666)	(2,609)	(1,962)
	725,258	678,321	486,813
Allowance for loan losses	(8,250)	(7,792)	(5,506)
	$717,008	$670,529	$481,307

Allowance for loan losses

Below is a summary of additions and charges against the allowance for loan losses for the six month period ending June 30, 2006 and 2005:

	2006	2005
Balance, January 1	$7,792	$5,224
Provision charged to income	450	550
Loans charged against allowance	(59)	(326)
Recoveries credited to allowance	67	58
Balance, June 30	$8,250	$5,506

The recorded investment in restructured and other impaired loans totaled $528 and $1,544 at June 30, 2006 and 2005, respectively. Impaired loans at June 30, 2006 include $20 of nonaccrual loans and $508 of loans to a single borrower performing under revised terms. The specific valuation allowance for loan losses related to these impaired loans was $116 and $544 at June 30, 2006 and 2005, respectively, and is included in the ending allowance shown above. The average recorded investment in impaired loans for the first six months of 2006 and 2005 was approximately $611 and $1,625, respectively. Interest income recognized on restructured and impaired loans was $11 and $18 in the first six months of 2006 and 2005, respectively.

A substantial portion of the loan portfolio is collateralized by real estate, and is, therefore, susceptible to changes in local market conditions. Management believes that the loan portfolio is diversified among industry groups. At June 30, 2006, outstanding residential construction loans totaled $86,541 and represented 11.9% of total outstanding loans. In addition, at June 30, 2006, unfunded loan commitments for residential construction totaled approximately $55,141. Outstanding residential construction loans at December 31, 2005 were $79,797 or 11.8% of total outstanding loans, and unfunded commitments for residential construction totaled approximately $51,347. At June 30, 2006, there were no nonaccrual loans and no impaired loans in this industry. There are no other industry concentrations in excess of 10% of total outstanding loans. It is management’s opinion that the allowance for loan losses is adequate to absorb known and inherent risks in the loan portfolio. However, actual results may differ from estimates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Pacific Continental Corporation and its wholly-owned subsidiary Pacific Continental Bank operating results and financial condition for the six and three months ended June 30, 2006. When warranted, comparisons are made to the same period in 2005 and to the previous year ended December 31, 2005. The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company’s Form 10-K for the previous year ended December 31, 2005, which contains additional statistics and explanations. All numbers, except per share data, are expressed in thousands of dollars.

In addition to historical information, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). Such “forward-looking” statements are subject to risks and uncertainties that may cause actual results to differ materially from those projected, including but not limited to the following: the concentration of loans of the Company’s banking subsidiary, particularly with respect to commercial and residential real estate lending; changes in the regulatory environment and increases in associated costs, particularly on-going compliance expenses and resource allocation needs in response to the Sarbanes-Oxley Act and related rules and regulations; vendor quality and efficiency; employee recruitment and retention, specifically in the Bank’s Portland and Seattle markets; the Company’s ability to control risks associated with rapidly changing technology both from an internal perspective as well as for external providers; increased competition among financial institutions; fluctuating interest rate environments; and similar matters. With regard to the NWBF transaction, the combined company may fail to realize projected cost savings and revenue enhancements that are accretive to the Company’s earnings. Readers are cautioned not to place undue reliance on the forward-looking statements. The Company undertakes no obligation to publicly revise or update the forward-looking statements to reflect events or circumstances that arise after the date of this release. Readers should also carefully review any risk factors described in its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other documents, including any Current Reports on Form 8-K furnished to or filed from time-to-time with the Securities & Exchange Commission. This statement is included for the express purpose of invoking PSLRA's safe harbor provisions.

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

Allowance for Loan Losses and Reserve for Unfunded Commitments

The allowance for outstanding loans is classified as a contra-asset account offsetting outstanding loans, and the allowance for unfunded commitments is classified as an “Other Liability” on the balance sheet. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balances of the allowance for loan losses for outstanding loans and unfunded commitments are maintained at amounts management believes will be adequate to absorb known and inherent losses in the loan portfolio and commitments to loan funds. The appropriate balance of the allowance for loan losses is determined by applying loss factors to the credit exposure from outstanding loans and unfunded loan commitments. Estimated loss factors are based on subjective measurements including management’s assessment of the internal risk classifications, changes in the nature of the loan portfolios, industry concentrations, and the impact of current local, regional, and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations, or liquidity.

Goodwill and Intangible Assets

At June 30, 2006, the Company had $24,090 in goodwill and other intangible assets consisting of $22,384 in goodwill from the 2005 acquisition of NWBF, $275 in goodwill from the acquisition of the Coos Bay consumer finance office, and $1,431 in core deposit intangible from the 2005 acquisition of NWBF. The core deposit intangible will be amortized over seven years at approximately $223 per year. In accordance with Financial Accounting Standard 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002, assets with indefinite lives are no longer amortized, but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives quarterly and has determined that there was no impairment as of June 30, 2006.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123 (R), Share-Based Payment that revised previously issued guidance on accounting for stock options and other forms of equity-based forms of compensation issued to employees. The Company implemented this standard effective January 1, 2006.

The Company elected to adopt FAS 123 (R) using the modified prospective method. Therefore, previously reported financial data will not be restated, and expense related to stock options vesting during 2006 and later will be recorded as additional compensation expense. Note 2 to the consolidated financial statements on page 7 in this Form 10-Q provides details on the Company’s stock-based compensation recorded during the three and six month period ending June 30, 2006.

In May 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 and is not expected have a significant impact on Pacific Continental Corporation’s consolidated financial condition or results of operations.

In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than- Temporary Impairment and its Applications to Certain Investments. The FSP provides guidance on determining when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations.subsequent to recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance applies to periods beginning after December 15, 2005 and is not expected to have a significant impact on Pacific Continental Corporation’s consolidated financial condition or results of operation.

HIGHLIGHTS

 For the three months ended June 30,      For the six months ended June 30,
	2006	2005	% Change	2006	2005	% Change
Net income (1)	$ 3,188	$ 2,305	38%	$ 6,120	$ 4,355	41%

Earnings per share
Basic	$0.30	$0.26	15%	$0.59	$0.50	18%
Diluted	$0.30	$0.26	15%	$0.58	$0.49	18%

Assets, at period end (1)				$832,337	$553,768	50%
Loans, at period end (1)				$717,008	$481,307	49%
Deposits, at period end (1)				$616,110	$450,892	37%

Return on assets (2)	1.57%	1.68%		1.53%	1.63%
Return on equity (2)	14.44%	17.55%		14.22%	16.93%
Return on tangible equity (3)	19.85%	17.63%		19.70%	17.02%

(1)
On November 30, 2005, the Company acquired NWBF for a combination of stock and cash. The acquisition was accounted for under the purchase-method of accounting, and accordingly, the results of operations of NWBF have been included in the consolidated financial statement only since the date of acquisition. Note 3 to the consolidated financial statements in this Form 10-Q on pages 12 and 13 above presents unaudited pro forma results of operations for three and six months ended June 30, 2005 as if the acquisition of NWBF had occurred on January 1, 2005.

(2)	Amounts annualized.
(3)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.

The Company earned $3,188 in the second quarter 2006, a 38% increase over net income of $2,305 for the same quarter last year. The improvement in income was primarily the result of loan and deposit growth, which resulted in a $2,575 or 35% increase in net interest income.

For the first six months of 2006, the Company earned $6,120, a 41% increase over the $4,355 reported for the first six months of 2005. As was the improvement in quarterly results, the improvement in year-to-date net income resulted from increased loans and deposits, which increased net interest income by $5,031 or 35% over last year.

Loans and deposits at June 30, 2006 showed growth rates of 49% and 37%, respectively, over June 30, 2005. Loans and deposits at June 30, 2006 showed approximate organic growth rates of 20% and 10% respectively, over June 30, 2005, while core deposits at June 30, 2006 showed an approximate organic growth rate of 14% over June 30, 2005. The balance of the growth in loans and deposits came as a result of the NWBF acquisition. Core deposits, which are defined as demand deposits, interest checking, money market account, and local time deposits (including local time deposits in excess of $100 thousand), constitute 88% of June 30, 2006 outstanding deposits compared to 92% at June 30, 2005. Non-interest bearing demand deposits were $170,504 or 28% of total deposits at June 30, 2006 versus $139,047 or 31% as of June 30, 2005.

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

The June 30, 2006 year-to-date net interest margin as a percentage of earning assets was 5.28%, a 40 basis decline from the 5.68% net interest margin reported for the period ended June 30, 2005. This decline in the net interest margin had been anticipated due to the acquisition of NWBF, which had a significantly lower net interest margin than that of the Company prior to the acquisition. Prior to the November 30, 2005 acquisition, the net interest margin of the Company was 5.69%, while NWBF’s net interest margin averaged 4.20%.

The following table presents the condensed balance sheet information, together with interest income and yields on year-to-date average interest-earning assets, and interest expense and rates on interest-bearing liabilities for the six months ended June 30, 2006 compared to June 30, 2005:

Table I
Average Balance Analysis of Net Interest Earnings
(dollars in thousands)
		Six Months Ended			Six Months Ended
		June 30, 2006			June 30, 2005
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
Interest-Earning Assets
Federal funds sold and interest-
bearing deposits in banks	$946	$20	4.35%	$598	$5	1.52%
Securities available for sale:
Taxable (1)	38,767	748	3.89%	27,565	430	3.15%
Tax-exempt	3,149	59	3.77%	1,569	28	3.63%
Loans, net of allowance for loan losses(2)(3)(4)	692,506	28,340	8.25%	475,058	17,642	7.49%

Total interest earning assets	735,368	29,167	8.00%	504,790	18,105	7.23%

Nonearning Assets
Cash and due from banks	23,629			18,247
Premises and equipment	17,252			14,220
Goodwill & other intangibles	24,141			276
Interest receivable and other	4,386			2,874
Total non interest assets	69,408			35,617

Total assets	804,776			540,407

Interest-Bearing Liabilities
Money market and NOW accounts	$293,434	4,597	3.16%	$205,760	1,928	1.89%
Savings deposits	23,018	152	1.33%	24,418	96	0.80%
Time deposits	120,837	2,486	4.15%	68,392	932	2.75%
Federal funds purchased	7,873	194	4.94%	7,820	86	2.21%
FHLB borrowings	99,751	2,229	4.51%	46,126	838	3.66%
Trust preferred	8,248	253	6.20%	-	-	0.00%

Total interest-bearing liabilities	553,161	9,911	3.61%	352,516	3,880	2.22%

Noninterest-Bearing Liabilities
Demand deposits	158,145			133,789
Interest payable and other	6,694			2,224
Total noninterest liabilities	164,839			136,013
Total liabilities	718,000			488,529
Stockholders' equity	86,776			51,878
Total liabilities and stockholders' equity	$804,776			$540,407
Net Interest Income		$19,256			$14,225
Net Interest Income as a Percent of Earning Assets		5.28%			5.68%

(1) Federal Home Loan Bank stock is included in securities available for sale.
(2) Nonaccrual loans have been included in average balance totals.
(3) Interest income includes recognized loan origination fees of $903 and $828 for the six months ended
June 30, 2006 and 2005, respectively.
(4) Total includes loans held for sale.

In reviewing Table I above, the year-to-date June 30, 2005 average balances, interest income, and interest expense do not include financial results of Seattle Operations (NWBF), while results for 2006 includes the full six months of Seattle Operations (NWBF) financial results. In general, the margin compression of 40 basis points between first six months of 2005 compared to 2006 can be attributed to the cost of interest-bearing liabilities rising faster than yields on earning assets as well as the affects of the NWBF merger..

Table I shows that earning asset yields improved by 77 basis points in the first six months of 2006 over the same period in 2005 from 7.23% to 8.00%. This increase was due to increased loan yields as market interest rates rose throughout the year 2005 and during the first six months of 2006. However, the 76 basis point improvement in loan yields is well below the 250 basis point increase in short-term market interest rates and borrowing rates from January 1, 2005 through March 31, 2006.

Table I also illustrates the change in the mix of funding sources as a result of the NWBF acquisition as shown by the significant increase in time deposits and FHLB borrowings. Average time deposits and FHLB borrowings were up $52,445 and $53,625, respectively, in the first six months of 2006 compared to the first six months of 2005. These two funding sources represent some of the highest rates paid for our interest-bearing liabilities, thus contributing to the 139 basis point increase in rates paid on interest-bearing liabilities from 2.22% in first the first six months of 2005 to 3.61% for the first six months of 2006.

The following table sets forth a summary of changes in net interest income due to changes year-to-date average asset and liability balances (volume) and changes in average rates (rate) for the six month period ended June 30, 2006 and June 30, 2005:

Table II
Analysis of Changes in Interest Income and Interest Expense
(dollars in thousands)

		Six Months Ended
		June 30, 2006 compared to June 30, 2005
		Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest
bearing deposits in banks	$3	$13	$16
Securities available-for-sale:
Taxable	175	143	318
Tax-exempt	28	2	31
Loans, net of allowance for loan losses	8,075	2,623	10,698

Total interest income	8,281	2,781	11,062

Interest paid on:
Money market and NOW accounts	(821)	(1,848)	(2,669)
Savings deposits	6	(61)	(56)
Time deposits	(715)	(839)	(1,554)
Federal funds purchased	(1)	(107)	(107)
Term borrowings	(974)	(417)	(1,391)
Trust preferred	-	(253)	(253)

Total interest expense	(2,506)	(3,525)	(6,031)

Net interest income	$5,775	$(744)	$5,031

Year-to-date through June 30, 2006 net interest income before the provision for loan losses increased by $5,031 over the previous year as interest income increased $11,062, while interest expense increased $6,031. In reviewing Table II, increased volumes of earning assets, deposits, and other funding sources, including the addition of junior subordinated debentures, were primarily responsible for the increase in net interest income, as volume changes accounted for $5,775 of the total increase in net interest income in year-to-date June 30, 2006 net interest income over year-to-date June 30, 2005. The acquisition of NWBF played a substantial role in these increased year-over-year volumes.

The net interest margin as a percentage of earning assets for the second quarter 2006 was 5.31%, a 40 basis point decline from the 5.71% net interest margin reported for second quarter 2005. This decline in the net interest margin had been anticipated as a result of the acquisition of NWBF in November 2005 which had a significantly lower net interest margin to the Company prior to the acquisition. The rate / volume analysis for the second quarter is not included as the results are similar to the year-to-date rate / volume analysis shown above in Table II.

The second quarter 2006 net interest margin of 5.31% was a 6 basis point improvement over the 5.25% net interest margin reported for the first quarter 2006. This improvement had been anticipated due to the seasonal increase in the Bank’s core deposit base. Average core deposits for the second quarter 2006 were $523,223, an increase of $10,824 over average core deposits of $512,399 reported for the first quarter 2006. This increase in the average core deposit base reduced the levels of higher rate alternative funding, which slowed the increase in the Bank’s cost of funds relative to the increase in earning asset yields, thus improving the net interest margin.

Although the Bank is asset sensitive, meaning the net interest margin should improve in a rising rate environment, the increases in market interest rates in April and June of 2006 had little positive effect on the net interest margin during the second quarter. This was due to two factors. First, the flat yield to slightly inverted yield curve for much of the quarter narrowed the spread between the Bank’s yield on its fixed rate loan portfolio and the cost of borrowings and core deposits. Second during the second quarter, the Bank continued to experience a timing lag with regard to increases in short-term money market rates, which moved borrowing costs and core deposit costs up in advance of movements in the Bank’s prime-lending rate.

Looking forward to the third quarter 2006, the Company expects some improvement in the net interest margin. Historically, the growth in core deposits accelerates during the third quarter and is expected to fund a substantial portion of anticipated loan growth in the quarter. The core deposit growth is expected to reduce the level of higher rate alternative funding sources, thus stabilizing or lowering the cost of funds. However, improvement in the third quarter 2006 net interest margin is highly dependent upon the expectation that core deposit growth will fund all or a substantial portion of loan growth during the third quarter 2006 as the yield curve is expected to remain flat or slightly inverted.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the first six months of 2006:

2006

Balance, December 31, 2005	$7,792
Provision charged to income	450
Loans charged off	(59)
Recoveries credited to allowance	67

Balance, June 30, 2006	$8,250

The year-to-date June 30, 2006 provision for loan losses was $450, compared to $550 for the same period last year. The lower provision in 2006 reflects improvement in the overall credit quality of the Bank’s loan portfolio. Changes in the loan loss provision for the remainder of 2006 is contingent upon future loan growth as there is no additional benefit available from further improvement in the overall credit quality of the portfolio.

Year-to-date June 30, 2006 net loan recoveries were $8, compared to $268 in net loan losses reported for the same period in 2005. Annualized net loan losses (recoveries) to average outstanding loans were insignificant for first six months of 2006 compared to 0.11% for first six months of 2005.

The allowance for loan losses at June 30, 2006 was 1.14% of period end loans compared to 1.15% and 1.13% at December 31, 2005 and June 30, 2005, respectively. At June 30, 2006, the allowance for loan losses as a percentage of net nonperforming loans was 41,225% or 412 times the level of net nonperforming loans. That compares to 5,126% and 555% at December 31, 2005 and June 30, 2005, respectively. The allowance at June 30, 2006 includes $116 in specific allowance (included in the ending allowance above) for impaired loans, which total $528. Impaired loans include $20 of nonaccrual loans and two loans totaling $508 that are performing under revised terms. At December 31, 2005, the Company had $676 of and impaired loans with a specific allowance of $237 assigned. At June 30, 2005, the Company had $1,544 of impaired loans with a specific allowance of $544 assigned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned for the periods covered in this report:

	June 30, 2006	Dec. 31, 2005	June 30, 2005
Nonaccrual loans	$20	$180	$1,097
90 days past due and accruing interest	-	0	19
Total nonperforming loans	20	180	1,116
Nonperforming loans guaranteed by the government	-	(28)	(124)
Net nonperforming loans	20	152	992
Foreclosed assets	-	131	-
Total nonperforming asset, net of guaranteed loans	$20	$283	$992

At June 30, 2006, net nonperforming assets as a percentage of total assets was 0.00%. That compares to total net nonperforming assets to total assets of 0.04% and 0.18% at December 31, 2005 and June 30, 2005, respectively.

During the second quarter 2006, the Bank sold a residential properties included in foreclosed assets at March 31, 2006 valued at $22. The Bank recorded a gain on the sales of approximately $4.

Noninterest Income

Year-to-date June 30, 2006 noninterest income was $2,013, a decrease of $50 or 2% from the same period in 2005. Noninterest income for the Seattle market (not included in 2005) accounted for $40 of noninterest income for the first six months of 2006. Excluding Seattle noninterest income, total noninterest income would have been down $90 or 4%. Noninterest income for the first six months of 2006 was negatively impacted primarily by declines in two categories: account service charges and revenues from the origination and sales of residential mortgages. A $31 or 4% decline experienced in account service charges was the result of the increase in short-term market interest rates, which increased the earnings credit on analyzed business demand accounts and, correspondingly reduced fee income charged on these accounts. Noninterest income from the origination and sales of residential mortgages was $383 through June 30, 2006, down $87 from the same period last year as higher long-term interest rates has slowed the level of new loan originations and reduced service release premiums on sold mortgage loans. Declines in these two categories of noninterest income were partially offset by increased merchant bankcard fees and the other noninterest income category. Year-to-date June 30, 2006 merchant bankcard processing fees and other fee income were up $45 from the same period last year due to increase sales transactions. The other income category was up $43 due to an operational recovery of $24 and increased lockbox fees.

On the expectation that merchant bankcard volumes will rise during the third quarter 2006 and mortgage revenues will remain stable with second quarter levels, noninterest income is expected to be up over second quarter 2006 and up slightly from that experienced last year in the same period.

Noninterest Expense

Year-to-date June 30, 2006 noninterest expense was $11,093, an increase of $2,403 or 28% over the same period in 2005. Seattle market expenses (not included in 2005 results) accounted for $1,606 or 67% of the total increase in noninterest expense when comparing the first six months of 2006 to same period last year. In addition, effective January 1, 2006, the Company commenced the expensing of stock options granted or vesting during the year as required by FAS 123 (R). The Company elected to implement FAS 123 (R) using the modified prospective method, which means that prior period results were not restated, and thus no expense related to stock options was included in 2005 results. Through June 30, 2006, the Company recognized $285 in expense under FAS 123 (R). Excluding Seattle market expenses and expense related to stock options, which totaled $1,891, noninterest expense was up 6% in the first six months of 2006 over the first six months of 2005. Higher personnel expense accounted for $1,404 of the total increase in noninterest expense. Seattle market personnel expense accounted for $889 of the increase in this category.

For the year 2006, the Company expects a significantly higher rate of growth in noninterest expenses than last year as a result of the NWBF acquisition. In addition, the Company expects noninterest expense to increase in the third quarter due to salaries of new personnel in the Portland and Seattle markets.

BALANCE SHEET

Loans

At June 30, 2006, outstanding loans, net of deferred loan fees, and excluding loans held for sale were $725,258, up $238,445 over outstanding loans of $486,813 at June 30, 2005 and up $46,937 from December 31, 2005 outstanding loans of $678,321. A summary of loan growth for the first six months 2006 by market follows:

	Balance	Change in	Balance	%
	June 30, 2006	Net Loans	Dec. 31, 2005	Change
Lane County Market	$239,484	$8,428	$231,056	3.65%

Portland Market	$344,194	$49,824	$294,370	16.93%

Seattle Market	$141,580	($11,315)	$152,895	-7.40%

Total	$725,258	$46,937	$678,321	6.92%

The Portland market is accounting for the majority of the Bank’s loan growth. The decline in the Seattle market loans is attributable to normal seasonal changes and payoffs, and loan growth in this market is expected to accelerate during the last six months of the year. The prospects for increased loan activity in the third quarter 2006 is good as the Bank’s new business opportunity pipelines are increasing in all three of the Bank’s principal markets.

Securities

The Bank presently has $38,090 in securities classified as available-for-sale. At June 30, 2006, $9,889 of these securities were pledged as collateral for public deposits in Oregon and Washington and to the Federal Reserve Bank of San Francisco to support balances in its Treasury, Tax and Loan deposit account.

Goodwill and Intangible Assets

At June 30, 2006, the Company had a recorded balance of $22,659 in goodwill of which $22,384 was from the November 30, 2005 acquisition of NWBF and $275 from the 2003 acquisition of the Coos Bay consumer finance office. In addition, at June 30, 2006, the Company had $1,431 in core deposit intangible assets resulting from the acquisition of NWBF. In accordance with Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment. Management is required to perform an impairment analysis for the intangible assets (goodwill) with indefinite lives at least annually. Management did perform an impairment analysis at June 30, 2006 and determined there was no indication of impairment of goodwill at that time. The core deposit intangible was determined to have an expected life of approximately seven and one-half years and will be amortized through mid-year 2013.

Deposits

Outstanding deposits at June 30, 2006 were $616,110, an increase of $165,218 over outstanding deposits of $450,892 at June 30, 2005. Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and local time deposits, including local time deposits in excess of $100 thousand, were $544,517 and represented 88% of total deposits at June 30, 2006. A summary of both core deposit growth by market and other deposits classified as alternative funding for the six month period ending June 30, 2006 follows:

	Balance	Change in	Balance	%
	June 30, 2006	Core Deposits	Dec. 31, 2005	Change
Lane County Market core deposits	$378,188	($764)	$378,952	-0.20%

Portland Market core deposits	$99,019	$16,047	$82,972	19.34%

Seattle Market core deposits	$67,310	($560)	$67,870	-0.83%

Total core deposits	$544,517	$14,723	$529,794	2.78%

Other deposits	$71,593	($2,884)	$74,477	-3.87%

Total	$616,110	$11,839	$604,271	1.96%

The Portland market is accounting for the growth in the Bank’s core deposit base. While the Lane County market showed virtually no growth in deposits, during the second quarter 2006, the Lane County core deposits grew by nearly $19,000 over March 31, 2006, which was preceded by a $19,000 decline in the first quarter 2006. This is a typical seasonal pattern for the more mature Lane County market core deposit base. Although competition for core deposits is extremely high in all markets, the Bank expects core deposit growth to increase during the third quarter 2006 as the pipeline for new deposit relationships is strong in all three markets, and historically, there is a resurgence of core deposits during the third quarter. Management expects the Portland and Lane County markets will drive expected core deposit growth in the third quarter.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures at June 30, 2006, which were issued in conjunction with the acquisition of NWBF. At June 30, 2006, the entire $8,248 in junior subordinated debenture had an interest rate of 6.265% that is fixed for a five year period. As of June 30, 2006, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines. Additional information regarding the terms of the junior subordinated debentures, including maturity/repricing dates and interest rate, is included in Note 12 of the Notes to Consolidated Financial Statements in the Company’s 2005 annual Form 10-K.

Capital Resources

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the issuance of new stock through the exercise of stock options and decreases through the payment of dividends and share repurchase programs. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Below is a summary of changes in the Company’s capital accounts from December 31, 2005 through June 30, 2006:

Beginning capital December 31, 2005	$81,412
Additions from exercise of stock options	2,555
Additions from vesting of stock options	285
Net income for six months ended June 30, 2006	6,120
Excess tax benefit from options exercised	149
Tax benefit from options exercised	534
Change in comprehensive income (expense)	(246)
Cash dividends paid to shareholders	(1,681)

Ending capital June 30, 2006	$89,128

Banking regulations require the Company to maintain minimum levels of capital. The Company manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating). A “well-capitalized” rating from the FDIC requires that the Bank maintain risk-based capital levels of 10% of total risk-based assets. At June 30, 2006, the Company’s total capital to risk weighted assets was 10.77%, compared to 11.52% at June 30, 2005.

The Company’s Board of Directors reviews its dividend considerations so that cash dividends, when and if declared by the Company, would typically be paid in mid-March, June, September, and December of each year. During the first two quarters of 2006, the Company declared quarterly dividends of $0.08 per share paid on March 15, 2006 and June 15, 2006. The Company expects to maintain the $0.08 per share dividend amount for each quarter remaining in 2006, which would result in an annual dividend of $0.32 per share, and would equate to a 14% increase over the prior year.

The Company projects that earnings retention and existing capital will be sufficient to fund anticipated asset growth and shareholder dividends, while maintaining a well-capitalized designation from the FDIC.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit. The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2006, the Bank had $210,073 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At June 30, 2006, the Bank had $7,942 in letters of credit and financial guarantees written.

The Bank also has internal guidance lines of credit established for certain borrowers, primarily in the residential construction industry. These guidance lines are not contractual commitments to extend credit, and may be terminated by the Bank for any reason without any obligation to the borrower. These lines provide the Bank’s lenders limits on future extensions of credit to certain borrowers. The Bank uses the same credit policies in establishing internal guidance lines as it does for other credit products. At June 30, 2006, the Bank had established guidance lines totaling approximately $44,053.

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

Core deposits represented 88% of total deposits at June 30, 2006 compared to 92% at June 30, 2005. The decline in the percentage of core deposits to total deposits at June 30, 2006 compared to June 30, 2005 resulted from the acquisition of NWBF, which had a much lower core deposit base relative to total deposits than the Bank prior to the acquisition of NWBF on November 30, 2005. Historically, due to seasonal construction and economic activity and client payment of various tax obligations, the Company experiences a decline or slower growth of core deposits during the first quarter of each year as was the case during the first quarter 2006, as core deposits at the end of the first quarter were virtually unchanged from year end December 31, 2005. During the second quarter 2006, the Company grew outstanding loans by $14,784, which is again typical of seasonal trends in prior years. Growth in core deposits during the second quarter funded approximately 65% of the growth in outstanding loans during the quarter. The remainder of loan growth experienced during the quarter was funded by alternative funding sources. At June 30, 2006, alternative funding sources were funding 22% of total Company assets compared to 20% of total assets at December 31, 2005. Core deposit growth is expected to fund all or a substantial portion of loan growth during the third quarter. Management expects as a result of this growth to lower the percentage of alternative funding as a percentage of total assets.

The Bank has a borrowing limit with the Federal Home Loan Bank of Seattle (the “FHLB”) equal to 25% of total assets. At June 30, 2006, the borrowing line was approximately $208,000. However, two factors limit the availability of the FHLB line: value of collateral pledged and amount of FHLB stock owned. At June 30, 2006, the Company had collateral pledged valued at approximately $150,000 and had stock on hand that would permit total borrowings of approximately $127,000, thus total borrowings at June 30, 2006 were limited to $127,000. At June 30, 2006, $113,554 was advanced on the FHLB line. At June 30, 2006, the Bank had established unsecured overnight lines totaling $90,000 with various correspondent banks, with $1,700 advanced on these lines at June 30, 2006. The Bank also had a secured borrowing line with the Federal Reserve Bank of San Francisco. At June 30, 2006, the Bank has approximately $11,000 of commercial real estate loans pledged to the Federal Reserve Bank of San Francisco, which permits it to borrow up to approximately $8,300. Other sources of liquidity available to the Bank at June 30, 2006 included approximately $4,000 in funding available through the State of Washington time deposit program, $28,201 of unpledged securities available-for-sale, and approximately $30,665 of marketable government guaranteed loans included in the Bank’s loan portfolio.

Item 3. Quantitative and Qualitative Disclosures on Market Risk

There has been no material change in the Bank’s exposure to market risk. Readers are referred to the Bank’s Form 10-K and the Annual Report to Shareholders for the period ending December 31, 2005, for specific discussion.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of June 30, 2006, the date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

On February 24, 2006, the Bank converted all NWBF operations and systems and all internal controls applicable to the Bank prior to conversion are now applicable to the Seattle market. There have not been any significant changes in our internal controls over financial reporting during the second quarter 2006, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

PART II. Other Information

Item 1A. Risk Factors

The Company’s business exposes us to certain risks. The following is a discussion of the most significant risks and uncertainties that may affect our business, financial condition and future results.

Fluctuating interest rates can adversely affect our profitability

The Company’s profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread, and, in turn, our profitability. Because our Company is asset sensitive, we seek to manage our interest rate risk within well established guidelines. Generally, the Company seeks an asset and liability structure that insulates net interest income from large deviations attributable to changes in market rates.

Our allowance for loan losses may not be adequate to cover actual loan losses, which could adversely affect our earnings

The Company maintain an allowance for loan losses in an amount that we believe is adequate to provide for losses inherent in the portfolio. While management strives to carefully manage and monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans. By managing our credit quality, we attempt to identify deteriorating loans before they become nonperforming assets and adjust the loan loss reserve accordingly. However, because future events are uncertain, there may be loans that deteriorate to a nonperforming status in a relatively short time frame. As a result of these types of situations, future additions to the allowance may be necessary. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans, requiring an increase to the loan loss allowance. Additionally, future additions to the allowance may be required based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions or as a result of incorrect assumptions by management in determining the allowance. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses could have a negative effect on our financial condition and results of operation.

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

Item 4.  Submissions of Matters to a Vote of Security Holders

(a)	Pacific Continental Corporation’s Annual Shareholders’ Meeting was held on April 18, 2006

(b)	Not Applicable

(c)
A brief description of each matter voted upon at the Annual Meeting and number of votes cast for or withheld, including a separate tabulation with respect to each nominee to serve on the Board is presented below:

(1)	Election of (3) three Directors (Robert Ballin, Michael E. Heijer, John H. Rickman) for three-year terms expiring in 2009.

Directors:

Robert Ballin
Votes Cast For:	8,513,390
Votes Withheld:	68,101

Michael E. Heijer
Votes Cast For:	8,526,525
Votes Withheld:	54,966

John H. Rickman
Votes Cast For:	8,526,438
Votes Withheld:	55,053

(2)	. Approval of 2006 Stock Option and Equity Compensation Plan
Votes Cast For:	6,397,426
Votes Cast Against:	222,875
Votes Abstained:	-

Item 6. Exhibits

(a)	Exhibits

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

                                                PACIFIC CONTINENTAL CORPORATION
                               (Registrant)

Dated August 2, 2006	/s/ Hal Brown
Hal Brown
President and Chief Executive Officer

Dated August 2, 2006	/s/ Michael A. Reynolds
Michael A. Reynolds
Executive Vice President and Chief Financial Officer