Form 10-Q
period 2006-09-30
PACIFIC CONTINENTAL CORP
filed 2006-10-31
CIK 1084717

As Filed with the Securities & Exchange Commission on October 31, 2006

SECURITIES & EXCHANGE COMMISSION

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act  of 1934 for the quarterly period ended September 30, 2006.

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
Large accelerated filer __  Accelerated filer X  Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes __ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock outstanding as of October 27, 2006:  10,626,559

PACIFIC CONTINENTAL CORPORATION
FORM 10-Q
QUARTERLY REPORT

PART I
Item 1. Financial Statements

CONSOLIDATED INCOME STATEMENTS
Amounts in $ 000's, Except for Per Share Data
(Unaudited)

	Three months ended	September 30,	Nine months ended	September 30,
	2006	2005	2006	2005
Interest income
Loans	$15,622	$9,513	$43,962	$27,155
Securities	426	262	1,233	732
Dividends on Federal Home Loan Bank stock	-	-	-	(12)
Federal funds sold	14	16	34	21
	16,062	9,791	45,229	27,896

Interest expense
Deposits	4,151	1,892	11,386	4,848
Federal Home Loan Bank borrowings	1,482	426	3,711	1,269
Federal funds purchased	232	5	679	86
	5,865	2,323	15,776	6,203

Net interest income	10,197	7,468	29,453	21,693

Provision for loan losses	150	250	600	800
Net interest income after provision	10,047	7,218	28,853	20,893

Noninterest income
Service charges on deposit accounts	322	337	994	1,040
Other fee income, principally bankcard	378	357	1,112	1,045
Loan servicing fees	25	39	85	118
Mortgage banking income and gains
on loan sales	214	262	599	735
Loss on sale of securities	-	(11)	-	(11)
Gain on sale of fixed assets	335	-	335	-
Other noninterest income	80	66	243	186
	1,354	1,050	3,367	3,113

Noninterest expense
Salaries and employee benefits	3,855	2,672	10,603	8,016
Premises and equipment	762	535	2,271	1,561
Bankcard processing	126	122	373	366
Business development	342	222	1,076	887
Other noninterest expense	1,024	702	2,878	2,113
	6,109	4,253	17,201	12,943

Income before income taxes	5,292	4,015	15,019	11,063
Provision for income taxes	1,851	1,546	5,457	4,238

Net income	$3,441	$2,469	$9,561	$6,825

Earnings per share
Basic	$0.32	$0.28	$0.91	$0.78
Diluted	$0.32	$0.27	$0.90	$0.76

Weighted average shares outstanding
Basic	10,593	8,782	10,500	8,743

Common stock equivalents
attributable to stock options	111	220	116	246
Diluted	10,704	9,002	10,616	8,989

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in $ 000’s
(Unaudited)

	Three months ended	September 30,	Nine months ended	September 30,
	2006	2005	2006	2005

Net income	$3,441	$2,469	$9,561	$6,825

Other comprehensive income:
Unrealized gains (losses) arising during the
period	557	(197)	157	(280)
Reclassification for (gains) losses included in
statement of income	-	11	-	11
	557	(187)	157	(270)
Income tax (expense) benefit	(214)	72	(60)	104
Net unrealized gains (losses) on securities
available for sale	343	(115)	97	(166)
Comprehensive Income	$3,785	$2,354	$9,658	$6,659

See accompanying notes.

CONSOLIDATED BALANCE SHEET
Amounts in $ 000’s
(Unaudited)

	Sep. 30, 2006	Dec. 31, 2005	Sep. 30, 2005
ASSETS
Cash and due from banks	$25,531	$27,520	$18,982
Interest-bearing deposits with banks	406	500	200
Federal funds sold	2,082	3,823	3,616
Total cash and cash equivalents	28,019	31,843	22,798

Securities available-for-sale	39,360	39,345	28,661
Loans held for sale	1,971	642	902
Loans, less allowance for loan losses	733,414	670,529	499,207
Interest receivable	3,617	3,344	2,165
Federal Home Loan Bank stock	3,480	3,480	2,819
Property, net of accumulated depreciation	18,104	17,003	15,412
Goodwill and other intangible assets	24,034	24,201	276
Deferred tax asset	1,370	482	432
Other assets	1,351	925	1,421

Total assets	$854,720	$791,794	$574,092

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-bearing demand	$178,321	$164,626	$156,686
Savings and interest-bearing checking	329,178	311,309	249,492
Time $100,000 and over	46,932	65,122	52,311
Other time	57,754	63,214	19,300
Total deposits	612,185	604,271	477,789

Federal funds purchased	16,890	-	-
Federal Home Loan Bank borrowings	120,429	80,804	38,500
Junior subordinated debenture	8,248	8,248	-
Accrued merger consideration liability	334	13,005	-
Accrued interest and other payables	3,346	4,054	2,614
Total liabilities	761,432	710,382	518,903

Stockholders' equity
Common stock	58,068	53,319	29,055
Retained earnings	35,483	28,452	26,414
Accumulated other comprehensive loss	(262)	(359)	(280)
	93,289	81,412	55,189

Total liabilities and stockholders’ equity	$854,720	$791,794	$574,092

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in $ 000’s
 (Unaudited)
	For nine months ended	September 30,
	2006	2005

Net cash provided by operating activities	$8,987	$8,663

Cash flows from investing activities
Proceeds from sales and maturities of securities	4,610	7,093
Purchase of securities	(4,632)	(8,034)
Loans made net of principal collections	(63,485)	(48,663)
Purchase of property	(2,448)	(2,701)
Proceeds from sale of property	403	-

Net cash used in investing activities	(65,552)	(52,305)

Cash flows from financing activities
Net increase in deposits	7,914	73,998
Increase (decrease) in fed funds purchased	16,890	(10,290)
Increase (decrease) in Federal Home Loan Bank borrowings	39,625	(12,500)
Decrease in merger consideration liability	(12,671)	-
Proceeds from stock options exercised	3,275	990
Excess tax benefit from stock options exercised	239	-
Dividends paid	(2,531)	(1,840)

Net cash provided by financing activities	52,741	50,358

Net increase (decrease) in cash and cash equivalents	(3,824)	6,716

Cash and cash equivalents, beginning of period	31,843	16,082

Cash and cash equivalents, end of period	$28,019	$22,798

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A complete set of the Notes to Consolidated Financial Statements is a part of the Company’s 2005 Form 10-K filed in March 2006. The notes below are included because of material changes in the financial statements or to provide the reader with additional information not otherwise available. All numbers in the following notes are expressed in thousands of dollars, except per share data.

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

2. Stock Based Compensation

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

Pursuant to the Company’s 1999 Employees’ Stock Option Plan, as amended (the “1999 ESOP Plan”), either incentive stock option or non-qualified option awards have been granted to employees. Subsequent to the annual shareholders’ meeting in April 2006, all shares available for future grants under this plan have been deregistered and are no longer available for future grants. Stock options in the past have been granted at exercise prices not less than 100% of the fair market value of our common stock at the grant date. The Compensation Committee or the Board of Directors determined vesting provisions when stock options were granted, and stock options granted generally vested over three or four years. The maximum life of stock options granted under this plan was ten years from the grant date. For the three- and nine-month periods ending September 30, 2006, we recognized $75 and $356 of compensation expense (included in salaries and employee benefits) from stock options vesting during the periods, with associated income tax benefits of $28 and $136, respectively. Although compensation expense related to stock options granted to employees was not directly recognized in the results of operations during the three- and nine-month periods ending September 30, 2005, it was disclosed in a pro forma presentation as previously required by FAS 123.

Pursuant to the Company’s 1999 Directors’ Stock Option Plan, as amended (the “1999 DSOP Plan”), non-qualified options awards have been granted to directors. Subsequent to the annual shareholders’ meeting in April 2006, all shares available for future grants under this plan have been deregistered and are no longer available for future grants. Stock options had been granted at exercise prices of not less than 100% of the fair market value of our common stock at the grant date. The maximum life of options granted under this plan was ten years from the grant date. The options granted over the last two years have vesting schedules of two to three years. Prior to those grants, the options vested immediately upon grant. For the three- and nine-month periods ending September 30, 2006, the Company recognized $14 and $56 of compensation expense (included in salaries and employee benefits) from stock options vesting during the periods, with associated income tax benefits of $6 and $22, respectively. Although compensation expense related to stock options granted to directors was not directly recognized in the results of operations during the three- and nine-month periods ending September 30, 2005, it was disclosed in a pro forma presentation as previously required by FAS 123.

At the annual shareholders’ meeting in April 2006, shareholders approved the 2006 Stock Option and Equity Compensation Plan (the “2006 SOEC Plan”). Pursuant to this approval, incentive stock options, nonqualified stock options, restricted stock, restricted stock units, or stock appreciation rights may be awarded to attract and retain the best available personnel for positions of responsibility with the corporation and its subsidiaries. The exercise price for shares of common stock subject to an option shall not be less than 100% of the fair market value of a share of common stock as of the date of grant of the option; provided, however, that in the case of an incentive stock option granted to an employee who immediately before the grant of such incentive stock option is a shareholder-employee, the incentive stock option exercise price shall be at least 110% of the fair value of the common stock as of the date of grant of the incentive stock option. The Compensation Committee of the Board of Directors may impose any terms and conditions on the vesting of an award that it determines to be appropriate. On September 19, 2006, the Company issued 55 incentive stock options to selected employees which resulted in $5 of compensation expense for the quarter and year-to-date periods ended September 30, 2006.

Pursuant to the Company’s 2006 SOEC Plan, stock appreciation rights (SARs) may be granted to employees. The stock appreciation rights may be settled in cash or cash and common stock as determined at the date of issuance. The Compensation Committee or the Board of Directors determines vesting provisions when awards are granted, and the awards granted generally vest over three or four years. SAR awards are recognized on the balance sheet as a liability-based award and are granted at the fair market value of our common stock at the grant date. The change in fair value of the SARs is measured at each reporting period with this change, multiplied by the number common stock shares represented by the SAR, recognized as compensation expense and as an adjustment to the recorded liability. On September 19, 2006, SARs representing 123 shares of the Company’s common stock were issued at a fair value of $4.27 per share. For both the three- and nine-month periods ending September 30, 2006, we recognized $11 of compensation expense (included in salaries and employee benefits) from awards vesting during the periods, with associated income tax benefits of $4, respectively.

Also, pursuant to the Company’s 2006 SOEC Plan, non-qualified options awards have been granted to directors. Stock options have been granted at exercise prices of not less than 100% of the fair market value of our common stock at the grant date. The maximum life of options granted under this plan is ten years from the grant date. For both the three- and nine-month periods ending September 30, 2006, the Company recognized $1 of compensation expense (included in salary and employee benefits) from stock options vesting during the periods, with insignificant associated income tax benefits, respectively.

The following table presents the assumptions used to estimate the fair value of options granted during the three and nine month periods ending September 30, 2006 and 2005, respectively:

	Three Months Ended	September. 30,	Nine Months Ended	September 30,
	2006	2005	2006	2005

Expected life in years (1)	5.81	N/A	5.74	4.00
Volatility (1)	19.05%	N/A	18.97%	21.59%
Interest Rate (2)	4.72%	N/A	4.72%	3.73%
Yield Rate (3)	1.78%	N/A	1.78%	1.78%

(1)	Estimate based on historical experience. Volatility is based on historical experience over a period equivalent to the expected life in years.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
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

A summary of stock option activity for all Company plans during the current fiscal year is presented below:

Total Stock Options	Shares	Average Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,114	$10.82
Granted	82	17.87
Exercised	(392)	8.29
Forfeited or expired	(18)	12.67
Outstanding at September 30, 2006	787	$12.78	3.28	$4,298

Exercisable at September 30, 2006	367	$10.61	2.73	$2,800

As of September 30, 2006, there was $652 of total unrecognized compensation cost related to non-vested outstanding stock options granted under the 1999 Plans. Additional unrecognized compensation costs of $793 related to non-vested awards granted under the 2006 Plan also exists. These costs are expected to be recognized over a weighted-average period of 1.55 years.

During the three and nine-month periods ending September 2006 and 2005, respectively, the following activity occurred relating to exercises under our stock option plans:

	Three Months Ended	September 30,	Nine Months Ended	September 30,
	2006	2005	2006	2005
Total intrinsic value of
stock options exercised	$684	$523	$3,303	$1,496

Cash received as a result of stock options exercised during the three and nine-month periods ending September 30, 2006 and September 30, 2005 was $717 and $3,275, and $315 and $990, respectively.

At September 30, 2006, 1,213 shares of common stock were reserved for issuance under the Company’s stock option plans, of which 409 shares were available for future grants. The 409 shares available for future grants is part of the 2006 plan approved at the annual shareholders’ meeting in April. All shares available for future grants under the 1999 plans were deregistered subsequent to the annual shareholders’ meeting.

Prior to the adoption of FAS 123R, the Company applied the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock option plans. No stock-based employee compensation expense was reflected in net income as all option grants under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three and nine-month periods ending September 30, 2005 as if the Company had applied the optional fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:
	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income - as reported	$2,469	$6,825
Deduct total stock-based
employee compensation
expense determined under
fair value method for all
awards, net of related tax
effects	(123)	(399)

Net income - pro forma	$2,346	$6,426

Earnings per share:
Basic - as reported	$0.28	$0.78
Basic - pro forma	$0.27	$0.73

Diluted - as reported	$0.27	$0.76
Diluted - pro forma	$0.26	$0.71

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

The aggregate purchase price was $40,434 and included 1,411 shares of common stock, stock options valued at $1,761, cash of $15,472, and direct merger costs of $970. The value of the 1,411 shares of common stock was based on $15.75, which was the average closing market price of the Company’s common stock on August 17, 2005 when the merger was announced. Outstanding NWBF stock options were converted (using the same 2:1 exchange ratio applied to the share conversion) into approximately 220 Pacific Continental Corporation stock options, at a weighted average fair value of $8.02 per option. The $15,472 in cash consisted of $2,467 paid to NWBF shareholders prior to December 31, 2005 and $13,005 payable to NWBF shareholders as of December 31, 2005. At September 30, 2006, $334 remained as a payable to NWBF shareholders.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets
Cash and due from banks	$5,447
Investment securities	11,122
Loans, net of allowance for loan losses	140,566
Property and equipment	554
Goodwill and core deposit intangible	23,944
Other assets	886

Total assets acquired	$182,519

Liabilities
Deposits	$123,815
Borrowings	17,218
Other liabilities	1,052

Total liabilities assumed	142,085

Net assets acquired	$40,434

Subsequent to the acquisition, certain assets were adjusted as part of the allocation of the purchase price. Additional adjustments may be made to the purchase price allocation, specifically related to tax adjustments. At September 30, 2006, goodwill recorded in connection with the NWBF acquisition was $22,384.

The following tables presents unaudited pro forma results of operations for the three months ended September 30, 2005, and for the nine-months ended September 30, 2005, respectively, as if the acquisition of Northwest had occurred on January 1, 2005. Any revenue enhancements and cost savings as a result of the Northwest merger have not been reflected in the pro forma consolidated condensed statements of income. No assurance can be given with respect to the ultimate level of such revenue enhancements or cost savings. The pro forma results do not necessarily indicate the results that would have been obtained had the acquisition actually occurred on January 1, 2005:

		Three Months Ended	September 30, 2005
	Pacific	Northwest	Pro Forma Adjustments		Pro Forma Combined

Net interest income	$7,468	$1,489	$(143	) (1)	$8,814
Provision for loan losses	(250)	(90)	-		(340)
Noninterest income	1,050	37	-		1,087
Noninterest expense	(4,253)	(709)	(56	) (2)	(5,018)

Income before income taxes	4,015	727	(199)		4,543
Provison for income taxes	(1,546)	(250)	75	(3)	(1,721)
Net income	$2,469	$477	$(124)		$2,822

Basic earnings per share	$0.28	$0.41			$0.28
Diluted earnings per share	$0.27	$0.40			$0.27

Basic shares outstanding	8,782	1,153	258	(4)	10,193
Diluted shares outstanding	9,002	1,183	258		10,443

		Nine Months Ended	September 30, 2005
	Pacific	Northwest	Pro Forma Adjustments		Pro Forma Combined

Net interest income	$21,693	$4,526	$(428	) (1)	$25,791
Provision for loan losses	(800)	(300)	-		(1,100)
Noninterest income	3,113	109	-		3,222
Noninterest expense	(12,943)	(2,393)	(168	) (2)	(15,504)

Income before income taxes	11,063	1,942	(596)		12,409
Provison for income taxes	(4,238)	(671)	226	(3)	(4,683)
Net income	$6,825	$1,271	$(370)		$7,726

Basic earnings per share	$0.78	$1.10	$(1.43)		$0.76
Diluted earnings per share	$0.76	$1.07	$(1.43)		$0.74

Basic shares outstanding	8,743	1,153	258	(4)	10,154
Diluted shares outstanding	8,989	1,183	258		10,430

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

The following table summarizes restructuring charge activity recorded in the Company’s accrued merger liability account related to the NWBF acquisition:

	Northwest
	2006	2005
Beginning balance	$454	$-
Additions:
Charged to goodwill	-	566
Utilization:
Payments and write-offs	(443)	(112)
Ending Balance	$11	$454

4. Loans

Major classifications of loans at September 30, 2006, December 31, 2005, and September 30, 2005 are as follows:

	September 30, 2006	December 31, 2005	September 30, 2005
Commercial loans	$154,185	$160,988	$117,836
Real estate loans	577,978	507,479	378,360
Consumer loans	12,332	12,463	10,580
	744,495	680,930	506,776
Deferred loan origination fees	(2,648)	(2,609)	(1,978)
	741,847	678,321	504,798
Allowance for loan losses	(8,433)	(7,792)	(5,591)
	$733,414	$670,529	$499,207

Allowance for loan losses
	2006	2005
Balance, January 1	$7,792	$5,224
Provision charged to income	600	800
Loans charged against allowance	(63)	(504)
Loans recovered against allowance	104	71
Balance, September 30	$8,433	$5,591

The recorded investment in restructured and other impaired loans totaled $629 and $1,232 at September 30, 2006 and 2005, respectively. Impaired loans at June September 30, 2006 include $126 of nonaccrual loans and $503 of loans to a single borrower performing under revised terms. The specific valuation allowance for loan losses related to these impaired loans was $138 and $310 at September 30, 2006 and 2005, respectively, and is included in the ending allowance shown above. The average recorded investment in impaired loans for the first nine months of 2006 and 2005 was approximately $611 and $1,465, respectively. Interest income recognized on restructured and impaired loans was $28 and $27 in the first nine months of 2006 and 2005, respectively.

A substantial portion of the loan portfolio is collateralized by real estate, and is, therefore, susceptible to changes in local market conditions. Management believes that the loan portfolio is diversified among industry groups. At September 30, 2006, outstanding residential construction loans totaled $93,541 and represented 12.6% of total outstanding loans. In addition, at September 30, 2006, unfunded loan commitments for residential construction totaled approximately $55,817. Outstanding residential construction loans at December 31, 2005 were $79,797 or 11.7% of total outstanding loans, and unfunded commitments for residential construction totaled approximately $51,347. At September 30, 2006, there were no nonaccrual loans and no impaired loans in this industry segment. There are no other industry concentrations in excess of 10% of total outstanding loans. It is management’s opinion that the allowance for loan losses is adequate to absorb known and inherent risks in the loan portfolio. However, actual results may differ from estimates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Pacific Continental Corporation and its wholly-owned subsidiary Pacific Continental Bank operating results and financial condition for the nine and three months ended September 30, 2006. When warranted, comparisons are made to the same period in 2005 and to the previous year ended December 31, 2005. The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company’s Form 10-K for the previous year ended December 31, 2005, which contains additional statistics and explanations. All numbers, except per share data, are expressed in thousands of dollars.

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

Goodwill and Intangible Assets

At September 30, 2006, the Company had $24,034 in goodwill and other intangible assets consisting of $22,384 in goodwill from the 2005 acquisition of NWBF, $275 in goodwill from the acquisition of the Coos Bay consumer finance office, and $1,375 in core deposit intangible from the 2005 acquisition of NWBF. The core deposit intangible will be amortized over seven years at approximately $223 per year. In accordance with Financial Accounting Standard 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002, assets with indefinite lives are no longer amortized, but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives quarterly and has determined that there was no impairment as of September 30, 2006.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123 (R), Share-Based Payment that revised previously issued guidance on accounting for stock options and other forms of equity-based forms of compensation issued to employees. The Company implemented this standard effective January 1, 2006.

The Company elected to adopt FAS 123 (R) using the modified prospective method. Therefore, previously reported financial data will not be restated, and expense related to stock options vesting during 2006 and later will be recorded as additional compensation expense. Note 2 to the consolidated financial statements on page 7 in this Form 10-Q provides details on the Company’s stock-based compensation recorded during the three and nine month period ending September 30, 2006.

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

In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than- Temporary Impairment and its Applications to Certain Investments. The FSP provides guidance on determining when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance applies to periods beginning after December 15, 2005 and is not expected to have a significant impact on Pacific Continental Corporation’s consolidated financial condition or results of operation.

In September 2006, the FASB issued Statement 157, Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities. The provisions of this Statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except as follows. The provisions of this Statement should be applied retrospectively where a financial instrument was measured at fair value at initial recognition under Statement 133 using the transaction price in accordance with the guidance in footnote 3 of Issue 02-3 prior to application of this Statement and for a hybrid financial instrument that was measured at fair value at initial recognition under Statement 133 using the transaction price in accordance with the guidance in Statement 133 (added by Statement 155) prior to initial application of this Statement. While earlier application is encouraged, this Statement is effective for financial statements issued for fiscal years beginning after November 17, 2007, and interim periods within those fiscal years. The affects of this Statement is not expected to have a significant impact on Pacific Continental Corporation’s consolidated financial condition or results of operations.

On September 29, 2006, the FASB issued FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R. This new standard requires an employer to: (a)  recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. This Statement requires entities, with publicly traded equities, to recognize the funded status of any related benefit plans and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure related plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not currently have any post retirement pension or benefit plans that this Statement pertains to. The Company is not expected to recognize any impact on its consolidated financial condition or results of operations as a result of this Statement.

HIGHLIGHTS

		For the three months			For the nine months
		ended Sep. 30,			ended Sep. 30
	2006	2005	% Change	2006	2005	%Change
Net income (1)	$3,441	$2,469	39%	$9,561	$6,825	40%

Earnings per share
Basic	$0.32	$0.28	14%	$0.91	$0.78	17%
Diluted	$0.32	$0.27	19%	$0.90	$0.76	18%

Assets, at period end (1)				$854,720	$574,092	49%
Gross Loans, at per. end (1)				$744,495	$506,776	47%
Deposits, at period end (1)				$612,185	$477,789	28%

Return on assets (2)	1.64%	1.75%		1.57%	1.67%
Return on equity (2)	14.90%	17.90%		14.46%	17.25%
Return on tangible equity (3)	20.20%	17.93%		19.88%	17.34%

(1)
On November 30, 2005, the Company acquired NWBF for a combination of stock and cash. The acquisition was accounted for under the purchase-method of accounting, and accordingly, the results of operations of NWBF have been included in the consolidated financial statement only since the date of acquisition. Note 3 to the consolidated financial statements in this Form 10-Q on pages 12 and 13 above presents unaudited pro forma results of operations for three and nine months ended September 30, 2005 as if the acquisition of NWBF had occurred on January 1, 2005.

(2)	Amounts annualized.
(3)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.

The Company earned $3,441 in the third quarter 2006, a 39% increase over net income of $2,469 for the same quarter last year. The improvement in income was primarily the result of loan and deposit growth, which resulted in a $2,729 or 37% increase in net interest income.

During the third quarter 2006, the Company sold two rental properties that the Bank held for possible office expansion. The sale resulted in a pre-tax gain of $335 that is included in noninterest income within the income statement. In addition, during the third quarter, the Bank expensed the remaining unamortized loan premium of $101 from its 2003 purchase of the Coos Bay consumer finance office. Management determined that the payoffs on the acquired portfolio were occurring faster than originally assumed, which necessitated more rapid amortization of the premium paid. The after-tax gain associated with these two nonrecurring transactions resulted in a $0.01 per diluted share contribution to third quarter earnings.

For the first nine months of 2006, the Company earned $9,561, a 40% increase over the $6,825 reported for the first nine months of 2005. As was the improvement in quarterly results, the improvement in year-to-date net income resulted from increased loans and deposits, which increased net interest income by $7,760 or 36% over last year.

Loans and deposits at September 30, 2006 showed growth rates of 47% and 28%, respectively, over September 30, 2005. Loans and deposits at September 30, 2006 showed approximate organic growth rates of 18% and 15% respectively, over September 30, 2005, while core deposits at September 30, 2006 showed an approximate organic growth rate of 9% over September 30, 2005. The balance of the growth in loans and deposits came as a result of the NWBF acquisition. Core deposits, which are defined as demand deposits, interest checking, money market account, and local time deposits (including local time deposits in excess of $100 thousand), constitute 89% of September 30, 2006 outstanding deposits compared to 93% at September 30, 2005. Non-interest bearing demand deposits were $178,321 or 29% of total deposits at September 30, 2006 versus $156,687 or 33% as of September 30, 2005.

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

The September 30, 2006 year-to-date net interest margin as a percentage of earning assets was 5.28%, a 40 basis decline from the 5.68% net interest margin reported for the period ended September 30, 2005. Excluding the amortization of the Coos Bay loan premium of $101, as described above, the year-to date net interest margin would have been 5.30%. The decline in the net interest margin had been anticipated due to the acquisition of NWBF, which had a lower net interest margin than that of the Company prior to the acquisition. Prior to the November 30, 2005 acquisition, the net interest margin of the Company was 5.69%, while NWBF’s net interest margin averaged 4.20%.

The following table presents the condensed balance sheet information, together with interest income and yields on year-to-date average interest-earning assets, and interest expense and rates on interest-bearing liabilities for the nine months ended September 30, 2006 compared to September 30, 2005:

Table I
Average Balance Analysis of Net Interest Earnings
(dollars in thousands)

	Nine Months Ended	September 30, 2006		Nine Months Ended	September 30, 2005
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
Interest Earning Assets
Federal funds sold and interest-
bearing deposits in banks	$960	$34	4.79%	$1,034	$21	2.73%
Securities available for sale:
Taxable (1)	38,673	1,142	3.95%	27,938	667	3.19%
Tax-exempt	3,220	91	3.76%	1,930	52	4.09%
Loans, net of allowance for loan
losses(2)(3)(4)	702,336	43,962	8.37%	479,662	27,155	7.57%

Total interest earning assets	745,189	45,229	8.11%	510,564	27,896	7.30%

Non Earning Assets
Cash and due from banks	23,011			18,649
Premises and equipment	17,428			14,559
Goodwill & other intangibles	24,116			276
Interest receivable and other	4,490			3,026

Total non interest assets	69,045			36,510

Total assets	$814,234			$547,074

Interest-Bearing Liabilities
Money market and NOW accounts	$298,231	7,408	3.32%	$210,117	3,182	2.02%
Savings deposits	23,083	239	1.39%	24,272	154	0.85%
Time deposits	116,449	3,739	4.29%	69,872	1,511	3.26%
Federal funds purchased	7,882	323	5.48%	5,526	96	2.33%
FHLB borrowings	106,181	3,685	4.64%	45,747	1,259	3.68%
Trust preferred	8,248	382	6.19%	-	-	0.00%

Total interest-bearing liabilities	560,074	15,776	3.77%	355,534	6,203	2.33%
Noninterest-Bearing Liabilities
Demand deposits	159,997			136,272
Interest payable and other	5,748			2,373

Total noninterest liabilities	165,745			138,645

Total liabilities	725,819			494,179

Stockholders' equity	88,415			52,895

Total liab. and stockholders' equity	$814,234			$547,074
Net Interest Income		$29,453			$21,693
Net Interest Income as a Percent of
Earning Assets		5.28%			5.68%

(1) Federal Home Loan Bank stock is included in securities available for sale.
(2) Nonaccrual loans have been included in average balance totals.
(3) Interest income includes recognized loan origination fees of $1,495 and $1,175 for the nine months ended
September 30, 2006 and 2005, respectively.
(4) Total includes loans held for sale.

In reviewing Table I above, the year-to-date September 30, 2005 average balances, interest income, and interest expense do not include financial results of Seattle Operations (NWBF), while results for 2006 includes the full nine months of Seattle Operations (NWBF) financial results. In general, the margin compression of 40 basis points between first nine months of 2005 compared to 2006 can be attributed to the cost of interest-bearing liabilities rising faster than yields on earning assets as well as the affects of the NWBF merger.

Table I shows that earning asset yields improved by 81 basis points in the first nine months of 2006 over the same period in 2005 from 7.30% to 8.11%. This increase was due to increased loan yields as market interest rates rose throughout the year 2005 and during the first nine months of 2006. However, the 80 basis point improvement in loan yields is well below the 300 basis point increase in short-term market interest rates and borrowing rates from January 1, 2005 through September 30, 2006.

Table I also illustrates the change in the mix of funding sources as a result of the NWBF acquisition as shown by the significant increase in time deposits and FHLB borrowings. Average time deposits and FHLB borrowings were up $46,557 and $60,434, respectively, in the first nine months of 2006 compared to the first nine months of 2005. These two funding sources represent some of the highest rates paid for our interest-bearing liabilities, thus contributing to the 144 basis point increase in rates paid on interest-bearing liabilities from 2.33% in first the first nine months of 2005 to 3.77% for the first nine months of 2006.

The following table sets forth a summary of changes in net interest income due to changes year-to-date average asset and liability balances (volume) and changes in average rates (rate) for the nine month period ended September 30, 2006 and September 30, 2005:

Table II
Analysis of Changes in Interest Income and Interest Expense
 (dollars in thousands)

		Nine Months Ended
		Sep. 30, 2006 compared to Sep. 30, 2005
		Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest
bearing deposits in banks	$(2)	$15	$13
Securities available-for-sale:
Taxable	256	219	475
Tax-exempt	39	(1)	38
Loans, net of allowance for loan losses	12,606	4,201	16,807

Total interest income	12,899	4,434	17,333

Interest paid on:

Money market and NOW accounts	(1,335)	(2,891)	(4,226)
Savings deposits	8	(92)	(85)
Time deposits	(1,136)	(1,092)	(2,228)
Federal funds purchased	(41)	(186)	(227)
Term borrowings	(1,663)	(763)	(2,426)
Trust preferred	-	(382)	(382)

Total interest expense	(4,167)	(5,406)	(9,573)

Net interest income	$8,732	$(972)	$7,760

Year-to-date through September 30, 2006 net interest income before the provision for loan losses increased by $7,760 over the previous year as interest income increased $17,333 and interest expense increased $9,573. In reviewing Table II, increased volumes of earning assets, offset by deposits, and other funding sources, including the addition of junior subordinated debentures, were primarily responsible for the increase in net interest income, as volume changes accounted for $8,732 of the total increase in net interest income in year-to-date September 30, 2006 net interest income over year-to-date September 30, 2005. The acquisition of NWBF played a substantial role in these increased year-over-year volumes.

The net interest margin as a percentage of earning assets for the third quarter 2006 was 5.29%, a 39 basis point decline from the 5.68% net interest margin reported for third quarter 2005, and a 2 basis point decline from the second quarter 2006 net interest margin of 5.31%. Excluding the amortization of the Coos Bay loan premium of $101 as described above, the net interest margin would have been 5.34%, a 34 basis point decline from the third quarter 2005 margin, and a 3 basis point improvement over the second quarter 2006 margin. A quarter-over-quarter decline in the net interest margin had been anticipated as a result of the acquisition of NWBF in November 2005 which had a lower net interest margin to the Company prior to the acquisition. The rate / volume analysis for the second quarter is not included as the results are similar to the year-to-date rate / volume analysis shown above in Table II.

The third quarter 2006 net interest margin of 5.34% (excluding the $101 amortization of the Coos Bay loan premium) was due to three factors: 1) increased average core deposits; 2) increased loan fees and; 3) a decrease in the 91-day Treasury bill rate during the quarter. The growth in average core deposits in third quarter 2006 over second quarter 2006 of $9,586 funded nearly 60% of average growth during the quarter, thus improving spreads on a substantial portion of loan growth during the period. Early payoffs on commercial real estate loans during the quarter accelerated the recognition of loan fee income and resulted in an increase of approximately $70 in third quarter 2006 fees when compared to second quarter 2006 fees. In addition, the net interest margin benefited from a 20 basis point drop in the 91-day Treasury bill rate during the month of September 2006, which lowered the rate paid on approximately $160,000 of the Bank’s money market accounts indexed to this key rate, thus stabilizing the cost of funds.

Looking forward to the fourth quarter 2006, the Company expects some improvement in the net interest margin. Historically, the growth in core deposits accelerates during the fourth quarter and is expected to fund a substantial portion of anticipated loan growth in the quarter. The core deposit growth is expected to reduce the level of higher rate alternative funding sources, thus stabilizing or lowering the cost of funds. However, improvement in the fourth quarter 2006 net interest margin is highly dependent upon the expectation that core deposit growth will fund all or a substantial portion of loan growth during the fourth quarter 2006 as the yield curve is expected to remain flat or slightly inverted.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the first nine months of 2006:

2006

Balance, December 31, 2005	$7,792
Provision charged to income	600
Loans charged off	(63)
Recoveries credited to allowance	104

Balance, September 30, 2006	$8,433

The year-to-date September 30, 2006 provision for loan losses was $600, compared to $800 for the same period last year. The lower provision in 2006 reflects improvement in the overall credit quality of the Bank’s loan portfolio. Changes in the loan loss provision for the remainder of 2006 is contingent upon future loan growth as there is very little benefit available from further improvement in the overall credit quality of the portfolio.

Year-to-date September 30, 2006 net loan recoveries were $41, compared to net losses of $433 reported for the same period in 2005. Annualized net loan losses (recoveries) to average outstanding loans were insignificant for first nine months of 2006 at -0.01%, compared to 0.12% for the first nine months of 2005.

The allowance for loan losses at September 30, 2006 was 1.13% of period end loans compared to 1.15% and 1.11% at December 31, 2005 and September 30, 2005, respectively. At September 30, 2006, the allowance for loan losses as a percentage of net nonperforming loans was 6,693% or 67 times the level of net nonperforming loans. That compares to 5,126% and 733% at December 31, 2005 and September 30, 2005, respectively. The allowance at September 30, 2006 includes $138 in specific allowance (included in the ending allowance above) for impaired loans, which total $629. Impaired loans include $126 of nonaccrual loans and two loans totaling $503 that are performing under revised terms. At December 31, 2005, the Company had $676 of and impaired loans with a specific allowance of $237 assigned. At September 30, 2005, the Company had $1,232 of impaired loans with a specific allowance of $310 assigned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned for the periods covered in this report:

	Sept. 30, 2006	Dec. 31, 2005	Sept. 30, 2005
Nonaccrual loans	$208	$180	$940
90 days past due and accruing interest	-	0	48
Total nonperforming loans	208	180	988
Nonperforming loans guaranteed by the government	(82)	(28)	(225)
Net nonperforming loans	126	152	763
Foreclosed assets	-	131	400
Total nonperforming asset, net of guaranteed loans	$126	$283	$1,163

At September 30, 2006, net nonperforming assets as a percentage of total assets was 0.01%. That compares to total net nonperforming assets to total assets of 0.04% and 0.20% at December 31, 2005 and September 30, 2005, respectively.

Noninterest Income

Year-to-date September 30, 2006 noninterest income was $3,367, an increase of $254 or 8% from the same period in 2005. Excluding the nonrecurring gain on sale of property of $335 during the third quarter 2006, noninterest income was down $81 or 3%. Noninterest income for the Seattle market (not included in 2005) accounted for $52 of noninterest income for the first nine months of 2006. Excluding the gain on sale of property during the third quarter 2006, noninterest income for the first nine months of 2006 was negatively impacted primarily by declines in three categories: account service charges, revenues from the origination and sales of residential mortgages, and loan servicing fees. A $28 or 7% decline experienced in account service charges was the result of the increase in short-term market interest rates, which increased the earnings credit on analyzed business demand accounts and, correspondingly reduced fee income charged on these accounts. Noninterest income from the origination and sales of residential mortgages was $599 through September 30, 2006, down $136 from the same period last year as higher long-term interest rates has slowed the level of new loan originations and reduced service release premiums on sold mortgage loans. Loan servicing fees were down $33 as the average volume of the servicing portfolio has declined from the prior year. Declines in these three categories of noninterest income were partially offset by increased merchant bankcard fees and the other noninterest income category. Year-to-date September 30, 2006 merchant bankcard processing fees were up $21 or 3% from the same period last year due to increase sales transactions. The other income category was up $100 due to increased operational recoveries, lockbox services and check printing charges.

On the expectation that merchant bankcard volumes will rise during the fourth quarter 2006 and mortgage revenues will be down with third quarter levels, noninterest income in the fourth quarter 2006 is expected to remain consistent with third quarter 2006 and up slightly from that experienced last year in the same period.

Noninterest Expense

Year-to-date September 30, 2006 noninterest expense was $17,201, an increase of $4,258 or 33% over the same period in 2005. Seattle market expenses (not included in 2005 results) accounted for $2,376 or 56% of the total increase in noninterest expense when comparing the first nine months of 2006 to same period last year. In addition, effective January 1, 2006, the Company commenced expensing of stock options granted or vesting during the year as required by FAS 123 (R). The Company elected to implement FAS 123 (R) using the modified prospective method, which means that prior period results were not restated, and thus no expense related to stock options was included in 2005 results. Through September 30, 2006, the Company recognized $391 in expense under FAS 123 (R). Excluding Seattle market expenses and expense related to stock options, which totaled $2,767, noninterest expense was up 12% in the first nine months of 2006 over the first nine months of 2005. Higher personnel expense accounted for $2,587 of the total increase in noninterest expense. Seattle market personnel expense accounted for $1,334 of the increase in this category.

For the year 2006, the Company expects a significantly higher rate of growth in noninterest expenses than last year as a result of the NWBF acquisition. In addition, the Company expects noninterest expense to increase in the fourth quarter due to increased personnel costs.

BALANCE SHEET

Loans

At September 30, 2006, outstanding loans, net of deferred loan fees, and excluding loans held for sale were $741,847, up $237,049 over outstanding loans of $504,798 at September 30, 2005 and up $63,526 from December 31, 2005 outstanding loans of $678,321. A summary of loan growth for the first nine months 2006 by market follows:

	Balance	Change in	Balance	%
	Sept. 30, 2006	Net Loans	Dec. 31, 2005	Change
Lane County Market	$235,600	$4,544	$231,056	1.97%

Portland Market	$357,847	$63,477	$294,370	21.56%

Seattle Market	$148,400	($4,495)	$152,895	-2.94%

Total	$741,847	$63,526	$678,321	9.37%

The Portland market is accounting for the majority of the Bank’s loan growth. The decline in the Seattle market loans is attributable to normal seasonal changes and payoffs, and loan growth in this market is expected to accelerate during the fourth quarter 2006. During the third quarter 2006, the Seattle market experienced $6,743 of growth in outstanding loans. The prospects for increased loan activity in the fourth quarter 2006 is good as the Bank’s new business opportunity pipelines are increasing in all three of the Bank’s principal markets.

Securities

The Bank presently has $39,360 in securities classified as available-for-sale. At September 30, 2006, $9,869 of these securities were pledged as collateral for public deposits in Oregon and Washington and to the Federal Reserve Bank of San Francisco to support balances in its Treasury, Tax and Loan deposit account.

Goodwill and Intangible Assets

At September 30, 2006, the Company had a recorded balance of $22,659 in goodwill of which $22,384 was from the November 30, 2005 acquisition of NWBF and $275 from the 2003 acquisition of the Coos Bay consumer finance office. In addition, at September 30, 2006, the Company had $1,375 in core deposit intangible assets resulting from the acquisition of NWBF. In accordance with Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment. Management is required to perform an impairment analysis for the intangible assets (goodwill) with indefinite lives at least annually. Management did perform an impairment analysis at September 30, 2006 and determined there was no indication of impairment of goodwill at that time. The core deposit intangible was determined to have an expected life of approximately seven years and will be amortized through mid-year 2013.

Deferred Tax Asset

At September 30, 2006, the Company had a recorded tax asset of $1,370. Three components were primarily responsible for the change in the deferred tax liability of $109 at December 31, 2005. First, an increase of $969 was due to increases in the loan loss reserves which includes those reserves for unfunded commitments and loan loss reserve recapture. During 2006, the Company purchased a business energy tax credit for $841. Over the next five years, the Company will receive Oregon State tax credits in the amount of $1,154 from this purchase. As of September 30, 2006, the net increase in the deferred tax asset due to changes in business energy tax credits was $677. The deferred tax asset increases were offset by $330 due to increases in the deferred loan origination fees.

Deposits

Outstanding deposits at September 30, 2006 were $612,185, an increase of $134,396 over outstanding deposits of $477,789 at September 30, 2005. Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and local time deposits, including local time deposits in excess of $100 thousand, were $547,557 and represented 89% of total deposits at September 30, 2006. A summary of both core deposit growth by market and other deposits classified as alternative funding for the nine month period ending September 30, 2006 follows:

	Balance	Change in	Balance	%
	Sep. 30, 2006	Core Deposits	Dec. 31, 2005	Change
Lane County Market core deposits	$374,642	($4,310)	$378,952	-1.14%

Portland Market core deposits	$109,819	$26,847	$82,972	32.36%

Seattle Market core deposits	$63,096	($4,774)	$67,870	-7.03%

Total core deposits	$547,557	$17,763	$529,794	3.35%

Other deposits	$64,628	($9,849)	$74,477	-13.22%

Total	$612,185	$7,914	$604,271	1.31%

The Portland market is accounting for the growth in the Bank’s core deposit base. Growth in core deposits during the third quarter 2006 was $3,040, substantially lower than historical patterns for this quarter. Although competition for core deposits is extremely high in all markets, the Bank expects core deposit growth to increase during the fourth quarter 2006 as the pipeline for new deposit relationships is strong in all three markets, and historically, there is a resurgence of core deposits in existing client accounts during the fourth quarter. Management expects the Portland and Lane County markets will drive expected core deposit growth in the fourth quarter.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures at September 30, 2006, which were issued in conjunction with the acquisition of NWBF. At September 30, 2006, the entire $8,248 in junior subordinated debentures had an interest rate of 6.265% that is fixed for a five year period. As of September 30, 2006, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines. Additional information regarding the terms of the junior subordinated debentures, including maturity/repricing dates and interest rate, is included in Note 12 of the Notes to Consolidated Financial Statements in the Company’s 2005 annual Form 10-K.

Capital Resources

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the issuance of new stock through the exercise of stock options and decreases through the payment of dividends and share repurchase programs. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Below is a summary of changes in the Company’s capital accounts from December 31, 2005 through September 30, 2006:

Beginning capital December 31, 2005	$81,412
Additions from exercise of stock options	3,275
Additions relating to stock-based comp. expense	429
Net income for nine months ended Sep. 30, 2006	9,561
Tax benefit from options exercised	1,046
Change in comprehensive loss	97
Cash dividends paid to shareholders	(2,531)

Ending capital September 30, 2006	$93,289

Banking regulations require the Company to maintain minimum levels of capital. The Company manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating). A “well-capitalized” rating from the FDIC requires that the Bank maintain risk-based capital levels of 10% of total risk-based assets. At September 30, 2006, the Company’s total capital to risk weighted assets was 10.94%, compared to 11.61% at September 30, 2005.

The Company’s Board of Directors reviews its dividend considerations so that cash dividends, when and if declared by the Company, would typically be paid in mid-March, June, September, and December of each year. During the first three quarters of 2006, the Company declared quarterly dividends of $0.08 per share paid on March 15, 2006, June 15, 2006, and September 15, 2006. The Company expects to maintain the $0.08 per share dividend amount for each quarter remaining in 2006, which would result in an annual dividend of $0.32 per share, and would equate to a 14% increase over the prior year.

The Company projects that earnings retention and existing capital will be sufficient to fund anticipated asset growth and shareholder dividends, while maintaining a well-capitalized designation from the FDIC.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit. The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2006, the Bank had $207,652 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At September 30, 2006, the Bank had $9,112 in letters of credit and financial guarantees written.

The Bank also has internal guidance lines of credit established for certain borrowers, primarily in the residential construction industry. These guidance lines are not contractual commitments to extend credit, and may be terminated by the Bank for any reason without any obligation to the borrower. These lines provide the Bank’s lenders limits on future extensions of credit to certain borrowers. The Bank uses the same credit policies in establishing internal guidance lines as it does for other credit products. At September 30, 2006, the Bank had established guidance lines totaling approximately $49,464.

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

Core deposits represented 89% of total deposits at September 30, 2006 compared to 93% at September 30, 2005. The decline in the percentage of core deposits to total deposits at September 30, 2006 compared to September 30, 2005 resulted from the acquisition of NWBF, which had a lower core deposit base relative to total deposits than the Bank prior to the acquisition of NWBF on November 30, 2005. Historically, due to seasonal construction and economic activity and client payment of various tax obligations, the Company experiences a decline or slower growth of core deposits during the first quarter of each year as was the case during the first quarter 2006, as core deposits at the end of the first quarter were virtually unchanged from year end December 31, 2005. During the second quarter 2006, the Company grew outstanding core deposits by $14,784, which is again typical of seasonal trends in prior years. Historically, during the third and fourth quarters the Bank has experienced its strongest core deposit growth. However, during the third quarter 2006, core deposits grew by just over $3,000 and at a much slower rate than historical periods. The slower growth is attributable to the very high levels of competition by financial institutions for core deposits. In the Bank’s three primary markets, many competitors are pricing core deposits at rates that exceed the Bank’s cost of wholesale funding. While the Bank does price deposits competitively to retain and grow new deposit relationships, the Bank has capacity and is not uncomfortable using alternative funding at lower costs in order to maximize the net interest margin. At September 30, 2006, alternative funding sources were funding 24% of total Company assets compared to 20% of total assets at December 31, 2005. Core deposit growth is expected to fund all or a substantial portion of loan growth during the fourth quarter. Management expects as a result of this growth to lower the percentage of alternative funding as a percentage of total assets.

The Bank has a borrowing limit with the Federal Home Loan Bank of Seattle (the “FHLB”) equal to 25% of total assets. At September 30, 2006, the borrowing line was approximately $213,000. However, two factors limit the availability of the FHLB line: value of collateral pledged and amount of FHLB stock owned. At September 30, 2006, the Company had pledged collateral valued at approximately $150,000 and had stock on hand that would permit total borrowings of approximately $130,000, thus total borrowings at September 30, 2006 were limited to $130,000. At September 30, 2006, $120,429 was advanced on the FHLB line. At September 30, 2006, the Bank had established unsecured overnight lines totaling $90,000 with various correspondent banks, with $16,890 advanced on these lines at September 30, 2006. The Bank also had a secured borrowing line with the Federal Reserve Bank of San Francisco. At September 30, 2006, the Bank has approximately $11,000 of commercial real estate loans pledged to the Federal Reserve Bank of San Francisco, which permits it to borrow up to approximately $8,300. Other sources of liquidity available to the Bank at September 30, 2006 included approximately $4,000 in funding available through the State of Washington time deposit program, $29,491 of unpledged securities available-for-sale, and approximately $30,275 of marketable government guaranteed loans included in the Bank’s loan portfolio.

Item 3. Quantitative and Qualitative Disclosures on Market Risk

There has been no material change in the Bank’s exposure to market risk. Readers are referred to the Bank’s Form 10-K and the Annual Report to Shareholders for the period ending December 31, 2005, for specific discussion.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of September 30, 2006, the date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

On February 24, 2006, the Bank converted all NWBF operations and systems and all internal controls applicable to the Bank prior to conversion are now applicable to the Seattle market. There have not been any significant changes in our internal controls over financial reporting during the second and third quarters of 2006, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

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

Our allowance for loan losses may not be adequate to cover actual loan losses, which could adversely affect our earnings

The Company maintains an allowance for loan losses in an amount that we believe is adequate to provide for losses inherent in the portfolio. While management strives to carefully manage and monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans. By managing our credit quality, we attempt to identify deteriorating loans before they become nonperforming assets and adjust the loan loss reserve accordingly. However, because future events are uncertain, there may be loans that deteriorate to a nonperforming status in a relatively short time frame. As a result of these types of situations, future additions to the allowance may be necessary. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans, requiring an increase to the loan loss allowance. Additionally, future additions to the allowance may be required based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions or as a result of incorrect assumptions by management in determining the allowance. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses could have a negative effect on our financial condition and results of operation.

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

                                                  PACIFIC CONTINENTAL CORPORATION
                                        (Registrant)

Dated October 31, 2006	/s/ Hal Brown
Hal Brown
President and Chief Executive Officer

Dated October 31, 2006	/s/ Michael A. Reynolds
Michael A. Reynolds
Executive Vice President and Chief Financial Officer