Form 10-K
period 2006-12-31
PACIFIC CONTINENTAL CORP
filed 2007-03-15
CIK 1084717

SECURITIES & EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act Yes __  No X

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2006 (the last business day of the most recent second quarter) was $173,926,000 based on the closing price as quoted on the NASDAQ National Market on that date.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 9, 2007, was 10,720,384 shares of no par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from the registrant’s definitive proxy statement for the 2007 annual meeting of shareholders.

PACIFIC CONTINENTAL CORPORATION
FORM 10-K
ANNUAL REPORT
TABLE OF CONTENTS

PART 1		Page
Item 1:	Business	3
Item 1a:	Risk Factors	17
Item 1b:	Unresolved Staff Comments	17
Item 2:	Properties	18
Item 3:	Legal Proceedings	18
Item 4:	Submission of Matters to a Vote of Security Holders	19
PART II
Item 5:	Market for Company’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	19
Item 6:	Selected Financial Data	22
Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7a:	Quantitative and Qualitative Disclosures About Market Risk	36
Item 8:	Financial Statements and Supplementary Data	38
Item 9:	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	70
Item 9a:	Controls and Procedures	70
Item 9b:	Other Information	71
PART III	(Items 10 through 14 are incorporated by reference from Pacific Continental Corporation’s definitive proxy statement for the annual meeting of shareholders scheduled for April 24, 2007)
Item 10:	Directors, Executive Officers and Corporate Governance	71
Item 11:	Executive Compensation	71
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matter	72
Item 13:	Certain Relationships, Related Transactions and Director Independence	72
Item 14:	Principal Accountant Fees and Services	72
PART IV
Item 15:	Exhibits and Financial Statement Schedules	72
SIGNATURES		74
CERTIFICATIONS		75

PART I

Item 1. Business
General

Pacific Continental Corporation (the “Company” or the “Registrant”) is an Oregon corporation and registered bank holding company located in Eugene, Oregon. The Company was organized on June 7, 1999, pursuant to a holding company reorganization of Pacific Continental Bank, its wholly owned subsidiary.

The Company’s principal business activities are conducted through its full-service commercial bank subsidiary, Pacific Continental Bank (the “Bank”), an Oregon state-chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank has two subsidiaries, PCB Service Corporation (presently inactive), which holds and manages Bank property, and PCB Loan Services (presently inactive), which manages certain other real estate owned.

On November 30, 2005, the Company acquired NWB Financial Corporation (“NWBF”) for a combination of stock and cash and entered the metropolitan Seattle market in the State of Washington. Combined, the stock and cash transaction was valued at approximately $40.4 million. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of NWBF have been included in the consolidated financial statements only since the date of acquisition. For more information regarding the Company’s acquisition of NWBF see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” in Items 7 and 8 of this Form 10-K.

With the acquisition of NWBF, the Bank now operates in three primary markets: Portland, Oregon / Southwest Washington market; Seattle, Washington market; and Lane County, Oregon market. The Bank opened its fifth full-service office in the Portland / Southwest Washington market in Vancouver, Washington during the second quarter 2006. At December 31, 2006, the Bank operated fourteen full-service offices and two consumer finance lending offices in seven Oregon and two Washington cities. During the fourth quarter 2006, the Bank lost the use of its office in Bellevue, Washington due to an accident at a nearby construction site, which severely damaged the Bank’s facility. The Bank expects to open a temporary office in the Bellevue market during first quarter 2007 and will use a temporary facility until the original office location is repaired, which is expected during third quarter 2007. The Bank has not lost any clients due to the temporary closure of the Bellevue office and is fully insured for any damage to its facility.

Subsequent to December 31, 2006, the Bank announced it would close its existing Tualatin, Oregon office and relocate to a new highly visible site on I-5, approximately one mile from the current office location. Construction of the new Tualatin, Oregon office is expected to be completed during the fourth quarter 2007.

Results

For the year ended December 31, 2006, the consolidated net income of the Company was $12.7 million or $1.18 per diluted share. At December 31, 2006, the consolidated equity of the Company was $95.7 million with 10.6 million shares outstanding and a book value of $8.99 per share. Total assets were $885.4 million. Loans, including loans held for sale, net of allowance for loan losses, were $761.0 million at December 31, 2006 and represented 86% of total assets. Deposits totaled $641.3 million at year-end 2006. For more information regarding the Company’s financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” in sections 7 and 8 of this Form 10-K.

THE BANK

General

The Bank commenced operations on August 15, 1972. At December 31, 2006, the Bank operated fourteen banking offices and two consumer finance lending offices in Oregon and Washington. The primary business strategy of the Bank is to provide comprehensive banking and related services tailored to community-based business, not-for-profits, professional service providers and private banking services for business owners and executives. The Bank emphasizes the diversity of its product lines, high levels of personal service, and through technology, offers convenient access typically associated with larger financial institutions, while maintaining local decision-making authority and market knowledge, typical of a local community bank. More information on the Bank and its banking services can be found on its website www.therightbank.com. The Bank operates under the banking laws of the State of Oregon, State of Washington and the rules and regulations of the FDIC and the Federal Reserve Bank of San Francisco.

Primary Market Area

The Bank’s primary markets consist of the metropolitan Portland, which includes Southwest Washington, and Eugene areas in the State of Oregon and the metropolitan Seattle area in the State of Washington. The Bank has five full-service banking offices in the metropolitan Portland and Southwest Washington area, seven full-service banking offices in the metropolitan Eugene area, and two full-service offices in the metropolitan Seattle area. In addition, the Bank operates consumer finance lending offices in the Oregon cities of Eugene and Coos Bay. The Bank has its headquarters and administrative office in the city of Eugene.

Competition

Commercial banking in the state of Oregon and Washington is highly competitive with respect to providing banking services, including making loans and attracting deposits. The Bank competes with other banks, as well as with savings and loan associations, savings banks, credit unions, mortgage companies, investment banks, insurance companies, and other financial institutions. Banking in Oregon and Washington is dominated by several large banking institutions, including U.S. Bank, Wells Fargo Bank, Bank of America, and Washington Mutual Bank, which together account for a majority of the total commercial and savings bank deposits in Oregon and Washington. These competitors have significantly greater financial resources and offer a much greater number of branch locations. The Bank has attempted to offset the advantage of the larger competitors by focusing on certain market segments, providing high levels of customization and personal service, and tailoring its technology, products, and services to the specific market segments that the Bank serves.

In addition to larger institutions, numerous “community” banks or credit unions have been formed, expanded or moved into the Bank’s three primary areas and have developed a similar focus to the Bank. These institutions have further increased competition in all three of the Bank’s primary markets. This growing number of similar financial institutions and an increased focus by larger institutions in the Bank’s primary markets has led to intensified competition in all aspects of the Banks business, particularly in the area of deposits.

The adoption of the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) has led to further intensification of competition in the financial services industry.  The GLB Act has eliminated many of the barriers to affiliation among providers of various types of financial services and has permitted business combinations among financial service providers such as banks, insurance companies, securities or brokerage firms, and other financial service providers.  Additionally, the rapid adoption of financial services through the Internet has reduced or even eliminated many barriers to entry by financial services providers physically located outside our market area. For example, remote deposit services, partly developed in response to the recently adopted Check 21 law, allow depository companies physically located in other geographical markets to service local businesses with minimal cost of entry.  Although the Bank has been able to compete effectively in the financial services business in its markets to date, there can be no assurance that it will be able to continue to do so in the future.

The financial services industry has experienced widespread consolidation over the last decade.  The Company anticipates that consolidation among financial institutions in its market area will continue.  The Company seeks acquisition opportunities, from time to time, in its existing markets and in new markets of strategic importance to it.  However, other financial institutions aggressively compete against the Bank in the acquisition market.   Some of these institutions may have greater access to capital markets, larger cash reserves, and stock for use in acquisitions that is more liquid and more highly valued by the market.

Services Provided

Lending Activities

The Bank emphasizes specific areas of lending within its primary market areas: loans to community-based businesses, including professional service providers, not-for-profit organizations and private banking services for business owners and executives.

Commercial loans, secured and unsecured, are made primarily to professionals, community-based businesses, and not-for-profit organizations. These loans are available for general operating purposes, acquisition of fixed assets, purchases of equipment and machinery, financing of inventory and accounts receivable, and other business purposes. The Bank also originates Small Business Administration (“SBA”) loans and enjoys a national preferred lender status with the SBA.

Within its primary markets, the Bank also concentrates on construction loan financing for commercial facilities and for pre-sold, custom, and speculative home construction. The major thrust of residential construction lending is for the construction of single-family residences. The Bank also finances requests for multi-family residences.

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

The Bank has a Consumer Finance Division which operates under the business name Pacific Continental Finance. At December 31, 2006, this Division had approximately $11.1 million in outstanding loans which are primarily secured loans to individuals for various purposes including automobiles, mobile homes, boats, and home improvements or home equity loans. At December 31, 2006, approximately 84% of Consumer Finance loans were secured by real estate. A small percentage of loans made by this division are unsecured. The majority of loans made by the Consumer Finance Division are classified as sub-prime lending and have yields appropriate to the credit risk assumed.

Deposit Services

The Bank offers a full range of deposit services that are typically available in most banks and savings banks, including checking, savings, money market accounts, and time deposits. The transaction accounts and time deposits are tailored to the Bank’s primary markets and market segments at rates competitive with those offered in the area. Additional deposits are generated through national networks for institutional deposits and the State of Oregon and State of Washington for public time deposits. All deposit accounts are insured by the FDIC to the maximum amount permitted by law.

The Bank has invested continuously in image technology since 1994 for the processing of checks. The Bank was the first financial institution in Lane, Multnomah, Clackamas, and Washington Counties to offer this service. In addition, the Bank provides on-line banking services to businesses and consumers and allows 24-hour customer access to deposit and loan information via telephone and on-line cash management products.

Merchant Card Services

The Bank provides merchant card services to its clients, which includes processing of credit card transactions and issuance of business credit cards. This service is an integral part of the Bank’s business focus to market to community-based business, not-for-profits, and service providers. During 2006, the Company processed approximately $150 million in credit card transactions for its merchant clients.

Other Services

The Bank provides other traditional commercial and consumer banking services, including cash management products for businesses, on-line banking, safe deposit services, debit and ATM cards, ACH transactions, savings bonds, cashier’s checks, travelers checks, notary services and others. The Bank is a member of numerous ATM networks and utilizes an outside processor for the processing of these automated transactions.

Employees

At December 31, 2006, the Bank employed 257 full-time equivalent employees with 226 in Oregon and 31 in Washington. None of these employees are represented by labor unions, and management believes that the Company’s relationship with employees is good. The Company emphasizes a positive work environment for its employees, which is validated by recognition from independent third parties. The Bank was recognized for the fifth consecutive year by Oregon Business Magazine as one of Oregon’s Best 100 Companies for which to work. In addition, in 2004, the Bank was named as the number one small company (employees under 250) to work for in the State of Oregon by Oregon Business Magazine. Management continually strives to retain and attract top talent as well as provide career development opportunities to enhance skill levels. A number of benefit programs are available to eligible employees, including group medical plans, paid sick leave, paid vacation, group life insurance, 401(k) plans, and equity compensation plans.

Supervision and Regulation

General

The following discussion describes elements of the extensive regulatory framework applicable to the Company and the Bank. This regulatory framework is primarily designed for the protection of depositors, federal deposit insurance funds and the banking system as a whole rather than specifically for the protection of shareholders. Due to the breadth of this regulatory framework, our costs of compliance continue to increase in order to monitor and satisfy these requirements.

To the extent that this section describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. Those statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to the Company, including interpretation or implementation thereof, could have a material effect on the Company’s business or operations.

Federal Bank Holding Company Regulation

General. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended (“BHCA”), and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must file reports with and provide the Federal Reserve with such additional information as it may require.

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

Tying Arrangements. The Company is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor its subsidiaries may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by us or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

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

Community Reinvestment. The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. A bank’s community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions and applications to open a branch or facility.

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are at least as stringent, as those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions.

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

Safety and Soundness Standards. Federal law imposes certain non-capital safety and soundness standards upon banks. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

Interstate Banking And Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act") permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes prior interstate branching restrictions under federal law. Generally, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal banking agency regulations prohibit banks from using their interstate branches primarily for deposit production and they have each implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Oregon and Washington have both enacted “opting in” legislation in accordance with the Interstate Act provisions allowing banks to engage in interstate merger transactions, subject to certain “aging” requirements. Oregon restricts an out-of-state bank from opening de novo branches. However, once an out-of-state bank has acquired a bank within Oregon, either through merger or acquisition of all or substantially all of the bank's assets, the out-of-state bank may open additional branches within Oregon. Under Washington law, an out-of-state bank may, subject to Department of Financial Institutions’ approval, open de novo branches in Washington or acquire an in-state branch so long as the home state of the out-of-state bank has reciprocal laws with respect to de novo branching or branch acquisitions.

Deposit Insurance

In February 2006, the President signed federal deposit insurance reform legislation. The legislation (i) required the FDIC to merge the Bank Insurance Fund and the Savings Association Insurance Fund into a newly created Deposit Insurance Fund, which was completed in 2006; (ii) increases the amount of deposit insurance coverage for retirement accounts; (iii) allows for deposit insurance coverage on individual accounts to be indexed for inflation starting in 2010; (iv) provides the FDIC more flexibility in setting and imposing deposit insurance assessments; and (v) provides eligible institutions, such as the Company’s banking subsidiaries, credits on future assessments.

The Bank’s deposits are currently insured to a maximum of $100,000 per depositor through the Deposit Insurance Fund. The Bank is required to pay deposit insurance premiums, which are assessed and paid regularly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

Dividends

The principal source of the Company’s cash reserves is dividends received from the Bank and the payment of these dividends is subject to government regulation. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if doing so would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. State laws also limit a bank's ability to pay dividends.

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

In 2006, the federal banking agencies, including the FDIC and the Federal Reserve, provided notice of proposed rulemaking that would change the existing risk-based capital framework by enhancing its risk sensitivity. Whether such revisions are implemented or what effect they might have on the Company or the Bank cannot be predicted at this time, but we do not expect our operations to be significantly impacted.

Corporate Governance and Accounting Legislation

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Act”) addresses, among other things, corporate governance, auditing and accounting, enhanced and timely disclosure of corporate information, and penalties for non-compliance. Generally, the Act (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes specific and enhanced corporate disclosure requirements; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; (iv) requires companies to adopt and disclose information about corporate governance practices, including whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert;” and (v) requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

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

As a publicly reporting company, we are subject to the requirements of the Act and related rules and regulations issued by the SEC and NASDAQ. After enactment, we updated our policies and procedures to comply with the Act’s requirements and have found that such compliance, including compliance with Section 404 of the Act relating to management control over financial reporting, has resulted in significant additional expense for the Company. We anticipate that we will continue to incur such additional expense in our ongoing compliance.

Anti-terrorism Legislation

USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, intended to combat terrorism, was renewed with certain amendments in 2006 (the “Patriot Act”). Certain provisions of the Patriot Act were made permanent and other sections are now subject to extended “sunset” provisions. The Patriot Act, in relevant part, (1) prohibits banks from providing correspondent accounts directly to foreign shell banks; (2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals (3) requires financial institutions to establish an anti-money-laundering compliance program, and (4) eliminates civil liability for persons who file suspicious activity reports. The Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records. While the Patriot Act has had minimal affect on our record keeping and reporting expenses, we do not believe that the renewal and amendment will have a material adverse effect on our business or operations.

Financial Services Modernization

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 brought about significant changes to the laws affecting banks and bank holding companies. Generally, the Act (i) repeals the historical restrictions on preventing banks from affiliating with securities firms, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provides an enhanced framework for protecting the privacy of consumer information and requires notification to consumers of bank privacy policies and (v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. Bank holding companies that qualify and elect to become financial holding companies can engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities underwriting activities.

Recent Legislation

Financial Services Regulator Relief Act of 2006. In October 2006, the President signed the Financial Services Regulatory Relief Act of 2006 into law (the “Relief Act”). The Relief Act amends several existing banking laws and regulations. It eliminates some unnecessary and overly burdensome regulations of depository institutions and clarifies several existing regulations. The Relief Act, among other things, (i) authorizes the Federal Reserve Board to set reserve ratios; (ii) amends national bank regulations relating to shareholder voting and granting of dividends; (iii) amends several provisions relating to such issues as loans to insiders, regulatory applications, privacy notices, and golden parachute payments; and (iv) expands and clarifies the enforcement authority of federal banking regulators. It is too early to predict the impact this legislation may have on us, but we do not expect our business, expenses, or operations will be significantly impacted.

Effects Of Government Monetary Policy

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.

Statistical Information

Selected Quarterly Information

The following chart contains data for the last eight quarters ending December 31, 2006. All data, except per share data, is in thousands of dollars.

YEAR			2006			2005
QUARTER	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$16,743	$16,062	$15,165	$14,002	$11,697	$9,791	$9,432	$8,673
Interest expense	6,139	5,865	5,269	4,642	3,150	2,323	2,111	1,769
Net interest income	10,604	10,197	9,896	9,360	8,547	7,468	7,321	6,904
Provision for loan loss	-	150	200	250	300	250	325	225
Noninterest income	1,033	1,354	1,056	957	970	1,050	1,091	972
Noninterest expense	6,590	6,109	5,704	5,389	5,191	4,253	4,360	4,330
Net income	3,093	3,441	3,188	2,932	2,754	2,469	2,305	2,050

PER COMMON
SHARE DATA
Net income (basic)	$0.29	$0.32	$0.30	$0.28	$0.30	$0.28	$0.26	$0.24
Net income (diluted)	$0.29	$0.32	$0.30	$0.28	$0.29	$0.27	$0.26	$0.23
Cash dividends	$0.08	$0.08	$0.08	$0.08	$0.07	$0.07	$0.07	$0.07

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	10,630,313	10,592,960	10,525,387	10,379,908	9,307,691	8,782,476	8,747,028	8,697,517
Diluted	10,833,801	10,703,864	10,710,295	10,566,140	9,591,642	9,002,313	8,990,960	8,955,573

Investment Portfolio

The following chart contains information regarding the Company’s investment portfolio. All of the Company’s investment securities are accounted for as available-for-sale and are reported at estimated fair value. The difference between estimated fair value and amortized cost, net of deferred taxes, is recorded as a separate component of stockholders’ equity.

INVESTMENT PORTFOLIO
ESTIMATED FAIR VALUE
(dollars in thousands)
		December 31,
	2006	2005	2004
US Treasury, US Government agencies and corporations, and
agency mortgagebacked securities	$14,501	$16,757	$6,390
Obligations of states and political subdivisions	5,596	4,820	3,059
Other mortgage-backed securities	18,686	17,768	18,109
Total	$38,783	$39,345	$27,558

The following chart presents the fair value of each investment category by maturity date and includes a weighted average yield for each period. Mortgage-backed securities have been classified based on their December 31, 2006 projected average life.

SECURITIES AVAILABLE-FOR-SALE
(dollars in thousands)

	Within One Year		After One Year But Within five Years		After Five Years But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury, US Government
agencies and agency mortgage-
backed securities	$4,593	5.27%	$26,072	5.25%	$497	5.29%	$2,026	5.49%
Obligations of states and political
subdivisions	476	5.43%	997	5.20%	3,225	4.04%	897	3.93%
Total	$5,069	5.29%	$27,069	5.25%	$3,722	4.20%	$2,923	5.01%

Loan Portfolio

Loans represent a significant portion of the Company’s total assets. Average balance and average rates paid by category of loan is included in Table I, “Average Balance Analysis of Net Interest Earnings”, on page 29 of the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included later in this report. The following tables contain information related to the Company’s loan portfolio, including loans held for sale, for the five-year period ended December 31, 2006.

LOAN PORTFOLIO
(dollars in thousands)
			December 31,
	2006	2005	2004	2003	2002
Commercial Loans	$169,566	$160,988	$107,538	$89,127	$94,345
Real Estate Loans	590,855	507,479	341,111	255,150	222,727
Loans held for sale	2,140	642	2,072	1,958	5,546
Consumer Loans	9,168	12,463	10,380	11,424	9,579
	771,729	681,572	461,101	357,659	332,197
Deferred loan origination fees	(2,489)	(2,609)	(2,061)	(1,582)	(1,394)
	769,240	678,963	459,040	356,077	330,803
Allowance for loan losses	(8,284)	(7,792)	(5,224)	(5,225)	(4,403)
	$760,956	$671,171	$453,816	$350,852	$326,400

The following table presents loan portfolio information by loan category related to maturity and repricing sensitivity. Variable rate loans are included in the time frame in which the interest rate on the loan could be first adjusted. Loans held for sale of $2,140 are included in the Real Estate category.

MATURITY AND REPRICING DATA FOR LOANS
(dollars in thousands)
	Commercial	Real Estate	Consumer	Total
Three months or less	$101,367	$261,139	$5,748	$368,254
Over three months through 12 months	8,273	38,618	478	47,369
Over 1 year through 3 years	13,474	114,851	1,023	129,348
Over 3 years through 5 years	32,167	119,039	852	152,058
Over 5 years through 15 years	14,285	59,348	1,067	74,700
Total loans	$169,566	$592,995	$9,168	$771,729

Loan Concentrations

At December 31, 2006, residential construction loans totaled $100,996 and represented 13.1% of outstanding loans. In addition, at December 31, 2006, unfunded loan commitments for residential construction totaled approximately $59,642. At year end there were no nonaccrual loans and no impaired loans in this industry. No other single industry group represents more than 10% of outstanding loans. Approximately 77% of the Bank’s loans are secured by real estate. The granular nature of the portfolio, both from industry mix and loan size, continues to disburse risk concentration.

Within the loan portfolio, loans in the hotel/motel industry account for 3.3% of the total loan portfolio at December 31, 2006. There were no foreclosed or non-accrual hotel/motel properties as of year end December 31, 2006. All hotel/motel loans are performing according to their contractual terms. In view of the uncertainties in this industry, the Company continues to carefully monitor loans made by the Bank in this industry.

NONPERFORMING ASSETS
(dollars in thousands)
			December 31,
	2006	2005	2004	2003	2002
Nonaccrual loans	$-	$180	$1,004	$1,506	$6,176
90 or more days past due and still accruing	-	-	213	545	359
Total nonperforming loans	-	180	1,217	2,051	6,535
Government guarantees	-	(28)	(101)	(233)	(1,563)
Net nonperforming loans	-	152	1,116	1,818	4,972
Foreclosed assets	-	131	262	411	864
Total nonperforming assets	$-	$283	$1,378	$2,229	$5,836

Nonperforming assets as a percentage of
of total assets	0.00%	0.04%	0.27%	0.52%	1.54%

If interest on nonaccrual loans had been accrued, such income would have been approximately $14, $89, and $98, respectively, for years 2006, 2005 and 2004.

Allowance for Loan Loss

The following chart presents information about the Company’s allowances for loan losses. Management evaluates the allowance monthly and considers the amount to be adequate to absorb possible loan losses.

ALLOWANCE FOR LOAN LOSS
(dollars in thousands)

			December 31,
	2006	2005	2004	2003	2002
Balance at beginning of year	$7,792	$5,224	$5,225	$4,403	$3,418
Charges to the allowance
Real estate loans	-	(214)	(79)	(843)	(4,138)
Consumer loans	(71)	(106)	(269)	(104)	(123)
Commercial	(152)	(316)	(168)	(238)	(542)
Total charges to the allowance	(223)	(636)	(516)	(1,185)	(4,803)
Recoveries against the allowance
Real estate loans	4	37	73	799	49
Consumer loans	20	56	54	15	10
Commercial	91	31	70	103	69
Total recoveries against the allowance	115	124	197	917	128

Acquisition	-	2,014	-	190	-
Provisions	600	1,100	500	900	5,660
Unfunded commitments *	-	(34)	(182)	-	-
Balance at end of the year	$8,284	$7,792	$5,224	$5,225	$4,403

Net charge offs as a percentage of total
average loans	0.01%	0.10%	0.08%	0.08%	1.62%

* Allowance for unfunded commitments is presented as part of the other liabilities in the balance sheet.

The following table sets forth the allowance for loan losses allocated by loan type at December 31, 2006:

Real estate loans	$5,749
Consumer loans	149
Commercial	2,306
Unallocated	80

Allowance for loan losses	$8,284

During 2006, the Bank recorded a provision for loan losses of $600 compared to $1,100 for the year 2005. The decrease in the loan loss provision reflected improvement in credit quality throughout the year 2006 and is reflective of the fact that at December 31, 2006, the Bank has no nonperforming loans or assets. At December 31, 2006, the recorded investment in certain loans totaling $496 was considered impaired. Impaired loans at December 31, 2006 consist of two loans to a single borrower totaling $496 that are performing under revised terms. A specific reserve of $109 is provided for these loans and is included in the $8,284 allowance for loan losses at December 31, 2006.

Deposits

Deposits represent a significant portion of the Company’s liabilities. Average balance and average rates paid by category of deposit is included in Table I, “Average Balance Analysis of Net Interest Earnings”, within the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included on page 30 of this report. The chart below details the Company’s time deposits at December 31, 2006. The Company does not have any foreign deposits. Variable rate deposits are listed by first repricing opportunity.

TIME DEPOSITS
(dollars in thousands)
	Time Deposits	Time Deposits
	of $100,000	of less than	Total
	Or more	$100,000	Time Deposits
Three months or less	$24,782	$23,909	$48,691
Over three months through twelve months	17,281	20,446	37,727
Over one year through three years	6,365	3,904	10,269
Over three years	448	440	888
	$48,876	$48,699	$97,575

Short-term Borrowings

The Company uses short-term borrowings to fund fluctuations in deposits and loan demand. The Company’s only subsidiary, Pacific Continental Bank, has access to both secured and unsecured overnight borrowing lines. At December 31, 2006, the Bank had unsecured and secured borrowing lines totaling approximately $370,000. At December 31, 2006, available unsecured borrowing lines with various correspondent banks and a secured line with the Federal Reserve Bank of San Francisco was approximately $104,000. The Federal Home Loan Bank of Seattle (FHLB) also provides a secured borrowing line using a blanket pledge of commercial real estate loans. The Bank’s FHLB borrowing limit at December 31, 2006 was 30% of assets or $266,000, subject to sufficient collateral and stock investment.

SHORT-TERM BORROWINGS
(dollars in thousands)
	2006	2005	2004
Federal Funds Purchased, FHLB CMA & Short Term Advances
Average interest rate
At year end	5.55%	4.33%	2.75%
For the year	5.31%	3.35%	2.46%
Average amount outstanding for the year	$73,171	$17,693	$12,596
Maximum amount outstanding at any month end	$99,410	$34,825	$31,790
Amount outstanding at year end	$99,410	$24,000	$31,790

In addition to these borrowings at December 31, 2006, the Bank had other FHLB borrowings in the amount of $36,804 with a weighted average remaining maturity of 2 years.

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

ITEM 1B      Unresolved Staff Comments

None

ITEM 2       Properties

The principal properties of the registrant are comprised of the banking facilities owned by the Bank. The Bank operates fourteen full service facilities and two consumer finance offices. The Bank owns a total of seven buildings and, with the exception of one building, owns the land on which these buildings are situated. Significant properties owned by the Bank are as follows:

1)	Three-story building and land with approximately 30,000 square feet located on Olive Street in Eugene, Oregon.

2)	Building with approximately 4,000 square feet located on West 11th Avenue in Eugene, Oregon. The building is on leased land.

3)	Building and land with approximately 8,000 square feet located on High Street in Eugene, Oregon.

4)
Three-story building and land with approximately 31,000 square feet located in the Gateway area of Springfield, Oregon. The Bank occupies approximately 5,500 square feet of the first floor and approximately 5,900 square feet on the second floor and leases out, or is seeking to lease out, the remaining space.

5)	Building and land with approximately 3,500 square feet located in Beaverton, Oregon.

6)	Building and land with approximately 2,000 square feet located in Junction City, Oregon.

7)	Building and land with approximately 5,000 square feet located in Portland, Oregon.

The Bank leases facilities for branch offices in Seattle, Washington, Bellevue, Washington, Portland, Oregon, Vancouver, Washington, and Tualatin, Oregon; two branch offices and one consumer finance lending office located in Eugene, Oregon and one consumer finance office in Coos Bay, Oregon. In addition, the Bank leases a portion of an adjoining building to the High Street office for administrative and training functions. Management considers all owned and leased facilities adequate for current use. The Bank is presently investigating additional space in Eugene, Oregon to house various Bank administrative departments.

During the fourth quarter 2006, the Bank lost the use of its office in Bellevue, Washington due to an accident at a nearby construction site, which severely damaged the Bank’s facility. The Bank expects to open a temporary office in the Bellevue market during first quarter 2007 and will use the temporary facility until the original office location is repaired, which is expected during third quarter 2007. The Bank has not lost any clients due to the temporary closure of the Bellevue office and is fully insured for any damage to its facility.

Subsequent to December 31, 2006, the Bank announced it would close its existing Tualatin, Oregon office and relocate to a new highly visible site on I-5, approximately one mile from the current office location. Construction of the new Tualatin, Oregon office is expected to be completed during the fourth quarter 2007.

ITEM 3      Legal Proceedings

As of the date of this report, neither the Company nor the Bank or any of its subsidiaries is party to any material pending legal proceedings, including proceedings of governmental authorities, other than ordinary routine litigation incidental to the business of the Bank.

ITEM 4      Submissions of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5  Market for Company’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities

Issuer Purchases of Securities

The Company did not repurchase any shares of its common stock during the fourth quarter of 2006. The Company had no sales of securities during the past three years, other than those issued pursuant to its stock option plans.

Dividends

The Company pays cash dividends on a quarterly basis, typically in March, June, September and December of each year. The Board of Directors considers the dividend amount quarterly and takes a broad perspective in its dividend deliberations including a review of recent operating performance, capital levels, and growth projections. The Board also considers dividend payout ratios, dividend yield, and other financial metrics in setting the quarterly dividend. The Company declared and paid cash dividends of $0.32 per share for the year 2006. That compares to cash dividends of $0.28 per share paid for the year 2005.

Equity Compensation Plan Information

	Year Ended December 31, 2006
	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)(3)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders(1)	780,932	$ 13.56	404,950

Equity compensation plans not approved by security holders	0	$0	0

(1)
Under the Company’s respective equity compensation plans, the Company may grant incentive stock options and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to its employees and directors, however only employees may receive incentive stock options.

(2)	All amounts have been adjusted to reflect subsequent stock splits and stock dividends.

(3)	Includes 21,140 shares reserved for issuance under the NWBF Plans that were assumed by the Company in connection with the acquisition of NWB Financial Corporation in November 2005. No additional shares are available for future issuance under these plans.

Market Information

The Company’s common stock trades on the NASDAQ Global Market under the symbol PCBK. At March 9, 2007, the Company had 10,720,384 shares of common stock outstanding held by approximately 669 shareholders.

The high, low and closing sales prices (based on daily closing price) for the last eight quarters are shown in the table below.

YEAR		2006				2005
QUARTER	Fourth	Third	Second	First	Fourth	Third	Second	First
Market value:
High	$19.60	$18.25	$17.35	$17.50	$16.20	$16.30	$16.25	$16.25
Low	18.08	15.75	16.01	15.50	15.10	13.75	15.00	15.45
Close	19.45	18.24	16.50	16.70	15.89	15.75	15.20	15.75

The information contained in the following chart entitled “Total Return Performance” is not considered to be “soliciting material”, or “filed”, or incorporated by reference in any past or future filing by the Company under the Securities Exchange Act of 1934 or the Securities Act of 1933 unless and only to the extent that the Company specifically incorporates it by reference.

STOCK PERFORMANCE GRAPH

Total Return Performance
Pacific Continental Corporation
Russell 2000
SNL $500M-$1B Bank Index
Index Value
300
250
200
150
100
50
12/31/01
12/31/02
12/31/03
12/31/04
12/30/05
12/31/06

The above graph and following table compares the total cumulative shareholder return on the Company’s Common Stock, based on reinvestment of all dividends, to the cumulative total returns of the Russell 2000 Index and SNL Securities $500 to $1 Billion Bank Asset Size Index. The graph assumes $100 invested on December 31, 2001, in the Company’s Common Stock and each of the indices.

			Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/31/06
Pacific Continental Corporation	100.00	117.16	175.00	221.05	226.95	282.91
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
SNL $500M-$1B Bank Index	100.00	127.67	184.09	208.62	217.57	247.44

ITEM 6  Selected Financial Data

Selected financial data for the past five years is shown in the table below.
($ in thousands, except for per share data)

	2006	2005	2004	2003	2002
For the year
Net interest income	$40,057	$30,240	$24,952	$22,220	$19,689
Provision for loan losses	$600	$1,100	$500	$900	$5,660
Noninterest income	$4,401	$4,083	$4,463	$4,946	$4,200
Noninterest expense	$23,791	$18,134	$16,041	$15,202	$12,594
Income taxes	$7,412	$5,510	$4,925	$4,233	$2,181
Net income	$12,655	$9,578	$7,948	$6,831	$3,454
Cash dividends	$3,381	$2,556	$2,164	$1,841	$1,610

Per common share data (1)
Net income:
Basic	$1.20	$1.08	$0.93	$0.81	$0.41
Diluted	$1.18	$1.05	$0.90	$0.79	$0.41
Cash dividends	$0.32	$0.28	$0.25	$0.22	$0.19
Market value, end of year	$19.45	$15.89	$15.75	$12.71	$8.70

At year end
Assets	$885,351	$791,794	$516,630	$425,799	$379,846
Loans, less allowance for loan loss (2)	$760,957	$671,171	$453,817	$350,852	$326,400
Deposits	$641,272	$604,271	$403,791	$356,099	$309,909
Shareholders' equity	$95,735	$81,412	$49,392	$42,234	$36,698

Average for the year
Assets	$825,671	$573,717	$463,509	$402,195	$337,258
Earning assets	$755,680	$533,930	$431,374	$369,574	$305,763
Loans, less allowance for loan losses	$712,563	$501,541	$398,739	$342,192	$284,614
Deposits	$605,814	$461,013	$379,618	$329,157	$271,765
Interest-paying liabilities	$567,708	$372,880	$290,569	$256,441	$211,745
Shareholders' equity	$90,238	$54,528	$46,043	$39,758	$36,117

Financial ratios
Return on average:
Assets	1.53%	1.67%	1.71%	1.70%	1.02%
Equity	14.02%	17.57%	17.26%	17.18%	9.56%
Avg shareholders' equity / avg assets	10.93%	9.50%	9.93%	9.89%	10.71%
Dividend payout ratio	26.72%	26.69%	27.23%	26.95%	46.61%
Risk-based capital:
Tier I capital	9.93%	9.32%	10.19%	10.95%	10.23%
Tier II capital	10.98%	10.48%	11.29%	12.20%	11.47%

(1) Per common share data is retroactively adjusted to reflect the 5-for-4 stock split, and 4-for-3 stock split of 2004 and 2003, respectively.

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

In addition to historical information, this report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). Such forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those projected, including but not limited to the following: the concentration of loans of the company's banking subsidiary, particularly with respect to commercial and residential real estate lending; changes in the regulatory environment and increases in associated costs, particularly ongoing compliance expenses and resource allocation needs in response to the Sarbanes-Oxley Act and related rules and regulations; vendor quality and efficiency; employee recruitment and retention, specifically in the Bank's Portland and Seattle markets; the company's ability to control risks associated with rapidly changing technology both from an internal perspective as well as for external providers; increased competition among financial institutions; fluctuating interest rate environments; and similar matters. Regarding the acquisition of Northwest Business Bank, completed on November 30, 2005, the combined company may fail to realize the projected cost savings, revenue enhancement, and accretive earnings. Readers are cautioned not to place undue reliance on the forward-looking statements. Pacific Continental Corporation undertakes no obligation to publicly revise or update the forward-looking statements to reflect events or circumstances that arise after the date of this release. Readers should carefully review any risk factors described in Pacific Continental’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other documents, including any Current Reports on Form 8-K furnished to or filed from time to time with the Securities Exchange Commission. This statement is included for the express purpose of invoking PSLRA's safe harbor provisions.

HIGHLIGHTS

	2006 (2)	2005 (2)	% Change 2006 vs. 2005	2004	% Change 2005 vs. 2004
Operating revenue (1)	$44,458	$34,323	30%	$29,415	17%
Net income	$12,655	$9,578	32%	$7,948	21%

Earnings per share (3)
Basic	$1.20	$1.08	11%	$0.93	16%
Diluted	$1.18	$1.05	12%	$0.90	17%
Assets, period-end	$885,351	$791,794	12%	$516,630	53%
Deposits, period-end	$641,272	$604,271	6%	$403,791	50%

Return on assets	1.53%	1.67%		1.71%
Return on equity	14.02%	17.57%		17.26%
Return on tangible equity (4)	19.12%	18.25%		17.26%

(1)	Operating income is defined as net interest income plus noninterest income.

(2)
On November 30, 2005, the Company acquired NWBF for a combination of stock and cash. Combined, the stock and cash transaction was valued at approximately $40,434. The acquisition was accounted for under the purchase method of accounting and accordingly, the results of operations of NWBF have been included in the consolidated financial statement only since the date of acquisition.

(3)	Per share data for 2004 was retroactively adjusted to reflect the 5-for 4 stock split declared in September 2004.

(4)	Tangible equity excludes goodwill and core deposit intangible related to acquisitions.

The Company earned $12,655 in 2006 compared to $9,578 in 2005. Growth in operating revenue, which consists of net interest income plus noninterest income was primarily responsible for the increased earnings in 2006 over 2005. Operating revenues were $44,458 in 2006, up $10,135 or 30% over 2005. Operating revenue growth was driven by a 42% increase in average earning assets resulting in a $9,817 increase in net interest income. Growth in earning assets was due to the full year effect of assets acquired in the NWBF transactions and organic growth.

When comparing 2006 and 2005 results, it is also fair to consider the effects of several unusual transactions and the adoption of new accounting standards. Effective January 1, 2006, the Company implemented FAS 123(R),” Share-Based Payment,” which requires the expensing of stock-based compensation. The Company elected to implement FAS 123(R) using the modified prospective method, meaning there was no restatement of prior periods. For the year ended December 31, 2006, the Company recognized $586 in stock-based compensation expense within the income statement. Had the accounting principle been effective in 2005, the Company would have recognized $515 in stock-based compensation expense which would have reduced full year 2005 diluted earnings per share by $0.06. Also during 2005 the Oregon legislature, as required in the Oregon Constitution, refunded to the Company a state income tax “kicker” reducing 2005 state income taxes by $241 which was recognized by the Company in the fourth quarter, increasing diluted earnings per share for the year 2005 by $0.02.

During the third quarter 2006, the Company sold two rental properties that the Bank had purchased in 1988 and held for possible office expansion. The sale resulted in a pretax non-interest income gain of $335. In addition, during the third quarter 2006, the Bank expensed the remaining unamortized loan premium of $101 from its 2003 purchase of the Coos Bay consumer finance office. The net after-tax gain associated with these two unusual transactions resulted in a $0.01 per diluted share contribution to full year 2006 earnings.

The Company earned $9,578 in 2005 compared to $7,948 in 2004. Growth in operating revenue was primarily responsible for the increased earnings in 2005 over 2004. Operating revenues in 2005 grew by $4,908 or 17% over 2004. Operating revenue growth was driven by a 24% increase in average earning assets resulting in a 21% increase in net interest income. The increase in net interest income was partially offset by a 9% decline in noninterest income due to lower service charges on deposit accounts, other deposit related service fees, and income from the origination of residential mortgages.

Period-end assets at December 31, 2006 were $885,351, compared to $791,794 at December 31, 2005. Core deposits, which are defined as demand deposits, interest checking, money market accounts, and local time deposits (including local time deposits over $100 thousand) constitute 90% of December 31, 2006 outstanding deposits. Demand deposits were $187,834 or 29% of total deposits at year-end December 31, 2006.

During 2007, the Company believes the following factors could impact reported financial results:

▪
A flat or inverted yield curve that would reduce spreads between the Bank’s yield on fixed rate loans and the Bank’s short-term borrowing costs and costs of core deposits, which could negatively affect the net interest margin and revenue growth.

▪	The ability to manage noninterest expense growth in light of expected slow revenue growth.

▪	The ability to grow core deposits, to fund expected loan growth during 2007.

▪
The local and regional economies and their effect on loan demand, the credit quality of existing clients with lending relationships, and vacancy rates of commercial real estate properties, since a significant portion of our loan portfolio is secured by real estate.

▪	Increases in long-term interest rates and their impact on residential construction, residential mortgage lending, and refinancing activities of existing homeowners.

▪
Increased expenses related to personnel costs and the rising costs of providing employee benefits, plus staffing, consulting, audit fees, and other expenses related to internal auditing and ongoing compliance with Section 404 of the Sarbanes-Oxley Act.

▪	The ability to attract and retain qualified and experienced commercial bankers in all markets.

▪	The performance of new and relocated offices in the metropolitan Portland area.

▪	The performance and growth of loans and deposits in the metropolitan Seattle area.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2006 in Item 8 of this report. Management believes that the following policies and those disclosed in the Notes to Consolidated Financial Statements should be considered critical under the SEC definition:

Allowance for Loan Losses and Reserve for Unfunded Commitments

The allowance for outstanding loans is classified as a contra-asset account offsetting outstanding loans, and the allowance for unfunded commitments is classified as an “other” liability on the balance sheet. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balances of the allowance for loan losses for outstanding loans and unfunded commitments are maintained at an amount management believes will be adequate to absorb known and inherent losses in the loan portfolio and commitments to loan funds. The appropriate balance of the allowance for loan losses is determined by applying loss factors to the credit exposure from outstanding loans and unfunded loan commitments. Estimated loss factors are based on subjective measurements including management’s assessment of the internal risk classifications, changes in the nature of the loan portfolios, industry concentrations, and the impact of current local, regional, and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations, or liquidity.

Goodwill and Intangible Assets

At December 31, 2006, the Company had $23,626 in goodwill and other intangible assets. In accordance with Financial Accounting Standard 142, Goodwill and Other Intangible Assets, assets with indefinite lives are no longer amortized, but instead are periodically tested for impairment. Management performs an impairment analysis of the intangible assets with indefinite lives at least annually and has determined that there was no impairment as of December 31, 2006 and 2005.

Share-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123(R), Share Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based forms of compensation issued to employees. This standard became effective in the first quarter of 2006.

The method for determining the grant date fair value of equity based payments under FAS 123(R) is the same as the method used by the Company to calculate the pro forma impact on 2005 and 2004 net income and earnings per share as presented in Note 1 of the Notes to Consolidated Financial Statements in Item 8 below.

The Company adopted FAS 123(R) using the modified prospective method. Therefore, previously reported financial data was not restated, and expenses related to equity-based payments granted and vesting during 2006 were recorded as compensation expense.

Recent Accounting Pronouncements

Recent accounting pronouncement are discussed in Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2006 in item 8 of this report. None of these pronouncements are expected to have a significant effect on the Company’s financial condition or results of operations.

RESULTS OF OPERATIONS

Net Interest Income

The largest component of the Company’s earnings is net interest income. Net interest income is the difference between interest income derived from earning assets, principally loans, and the interest expense associated with interest-bearing liabilities, principally deposits. The volume and mix of earning assets and funding sources, market rates of interest, demand for loans, and the availability of deposits affect net interest income.

Two tables follow which analyze the changes in net interest income for 2006, 2005, and 2004. Table I, “Average Balance Analysis of Net Interest Earnings”, provides information with regard to average balances of assets and liabilities, as well as associated dollar amounts of interest income and interest expense, relevant average yields or rates, and net interest income as a percent of average earning assets. Table II, “Analysis of Changes in Interest Income and Interest Expense”, shows the increase (decrease) in the dollar amount of interest income and interest expense and the differences attributable to changes in either volume or rates. Changes not solely due to volume or rate are allocated to rate.

2006 Compared to 2005

Net interest income for 2006 was $40,057, an increase of $9,817 over 2005 net interest income of $30,240. The growth in net interest income in 2006 over 2005 was attributable to a $221,750 or 42% increase in earning assets. The acquisition of NWBF in November 30, 2005 was accounted for under the purchase method of accounting, thus the assets acquired and liabilities assumed have been included in the balance sheet only since the date of acquisition. The earning assets acquired in this transaction accounted for approximately $145,000 of the growth in earning assets in 2006 when compared to 2005. For the year 2006, the net interest income as a percentage of earning assets decreased by 36 basis points from 5.66% to 5.30%. Much of the decline in the net interest margin in 2006 when compared to 2005 can be attributed to the acquisition of NWBF, which had a much lower net interest margin at 4.20% than the Bank’s net interest margin of approximately 5.68% prior to the acquisition. The Bank’s net interest margin when adjusted for the unusual accelerated amortization of the Coos Bay loan premium (described in the “Highlights” above) was very stable and improved throughout the year as evidenced by sequential margins beginning with first quarter 2006 of 5.25%, and increasing each quarter to 5.28%, 5.34%, and 5.35%, respectively. This improvement in the quarterly net interest margin can be attributed to core deposit growth, which accelerated during the last nine months of the year.

For 2006, interest and fees earned on earning assets increased by $22,379 over 2005. Referring to Table II, total interest income and fees improved by $16,566 due to increased earning asset volumes and improved $5,813 due to higher yields on earning assets. Average earning assets for 2006 were $755,681, a 42% increase over 2005 average earning assets. Growth in earning assets was primarily attributable to loan growth as average loans, net of the allowance for loan losses for the year 2006, were up $211,022 or 42% over 2005. The acquisition of NWBF increased average loans by approximately $145,000 in 2006 when compared to 2005. Referring to Table I, earning asset yields increased by 78 basis points, from 7.42% in 2005 to 8.20% in 2006. The improvement in earning asset yield was primarily due to increased loan yields, which were up 78 basis points in 2006 over 2005. The increase in loan yields is reflective of the consistent increase in the prime-lending rate throughout the first six months of 2006.

Interest expense on interest-bearing liabilities during 2006 increased by $12,562 or over 2005. Referring to Table I, overall average interest-bearing liabilities in 2006 increased by $194,828 over 2005, while the average rate paid on interest-bearing liabilities increased by 135 basis points from 2.51% to 3.86%. The acquisition of NWBF accounted for a substantial portion of the growth in interest-bearing deposits in addition to the organic growth from the two Oregon markets. Referring to Table II, interest expense increased by $5,874 due to the change in the mix and increased volumes of interest-bearing liabilities. Table II also indicates that interest expense for the year increased an additional $6,688 due to higher rates, a direct result of the increase in short-term market interest rates during the first six months of 2006. Table II shows the increase in the average volumes of money market and NOW accounts, time deposits, and FHLB borrowings, were primarily responsible for the increase in interest expense due to higher volumes for 2006 when compared to 2005. The increase in interest expense for the year 2006 over 2005 resulting from higher rates was primarily due to increased volumes and higher rates paid on money market and NOW accounts, time deposits, and FHLB borrowings. Table I shows the 2006 average volume of money market and NOW accounts increased $87,073 or 40%, and average time deposit volume increased $38,360 or 51% over 2005 average volumes, while the rate on these deposits increased 124 basis points and 132 basis points, respectively. Tables I and II shows that the increase in the average volume of FHLB term borrowings increased $59,654 and accounted for $2,244 or 38% of the total increase in interest expense for the year 2006 over 2005 that was related to volume. The average volume of trust preferred securities increased by $7,480 in 2006 over 2005, which resulted in $462 additional interest expense in 2006 over 2005. The Trust preferred securities were issued in conjunction with the acquisition of NWBF and thus were only included in the 2005 average balance sheet since the date of acquisition on November 30, 2005.

The Company’s 2006 net interest margin benefited from growth in noninterest-bearing deposits. For the year 2006, average noninterest-bearing deposits grew by $19,958 or 14% over 2005. Average noninterest-bearing deposits funded 20% of total average assets for the year 2006.

During the first six months of 2006, the Federal Reserve increased short-term rates by 100 basis points in a continuation of rising interest rates that began in June 2004. Since June 29, 2006, the Federal Reserve has held short-term market interest rates steady with the overnight Fed Funds rate at approximately 5.25% and the prime-lending rate at 8.25%. Although the Bank is asset sensitive, meaning the net interest margin should improve during a rising rate environment, the increases in market interest rates during 2005 and 2006 had little positive effect on the net interest margin. This was primarily the result of two factors. First, a flat and inverted yield curve, where long-term rates rose at a much slower pace than short-term rates kept the yields on fixed rate loans low, thus narrowing the spread between the Bank’s borrowing and core deposit costs and the yield on its new and existing fixed rate loan portfolio. Second, consistently throughout the first six months of 2006, there was a timing lag between the increases in short-term money market rates, which moved borrowing costs and deposit rates up in advance of the Bank’s prime-lending rate also creating margin compression.

Looking forward to the first quarter 2007, the Company expects the net interest margin to be flat to down slightly from the 5.35% net interest margin recorded for the fourth quarter 2006. Historically, the Bank’s Oregon market experiences flat to negative growth in its core deposit base during the first quarter of each year, while loan activity remains strong. This would potentially decrease the Bank’s net interest margin as the reduction in core deposits typically occurs in lower cost demand and commercial money market accounts.

The Company believes there are opportunities during 2007 to improve the net interest margin through core deposit growth. Steady growth is expected in the Bank’s Lane County market, while growth in the Seattle area is expected to markedly improve. In addition, the relatively new Vancouver, Washington office and the relocation of the Tualatin office in the Bank’s Portland market is expected to contribute to core deposit growth in Oregon during 2007. However, any improvement the Bank’s net interest margin during 2007 is highly dependent upon core deposit growth.

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

During 2005, the Federal Reserve increased short-term rates as they did during the last six months of 2004. From January 2005 through December 2005, the Federal Reserve increased short-term interest rates by 200 basis points on top of the 125 basis point increase in short-term rates during the last six months of 2004. The increase in market interest rates during 2005 increased the Bank’s prime-lending rate from 5.25% at the beginning of the year to 7.25% at year end 2005. Although the Bank was asset sensitive, meaning the net interest margin would improve during a rising rate environment, the increases in market interest rates during 2005 had little positive effect on the net interest margin. This was primarily the result of two factors. First, a flattening yield curve, where long-term rates rose at a much slower pace than short-term rates keeping the yields on fixed rate loans low, thus narrowing the spread between the Bank’s borrowing and core deposit costs and the yield on its fixed rate loan portfolio. Second, consistently throughout the year 2005, there was a timing lag between the increases in short-term money market rates, which moved borrowing costs and deposit rates up in advance of the Bank’s prime-lending rate also creating margin compression.

Table I
Average Balance Analysis of Net Interest Earnings
(dollars in thousands)
		2006			2005			2004
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance	Income/(Expense)	Yield/(Cost)	Balance	Income/(Expense)	Yield/(Cost)	Balance	Income/(Expense)	Yield/(Cost)
Interest Earning Assets
Federal funds sold and interest-
bearing deposits in banks	$960	$44	4.62%	$1,002	$26	2.62%	$1,248	$15	1.24%
Securities available for sale:
Taxable (1)	38,855	1,546	3.98%	29,142	965	3.31%	30,009	936	3.12%
Tax-exempt	3,302	125	3.79%	2,245	82	3.64%	1,378	50	3.61%
Loans, net of allowance for loan
losses(2)(3)(4)	712,563	60,257	8.46%	501,541	38,520	7.68%	398,739	28,424	7.13%

Total interest earning assets	755,680	61,972	8.20%	533,930	39,593	7.42%	431,374	29,425	6.82%

Non Earning Assets
Cash and due from banks	23,272			19,324			16,523
Premises and equipment	17,694			14,923			12,898
Interest receivable and other	29,025			5,540			2,714
Total non interest earning assets	69,991			39,787			32,135

Total assets	$825,671			$573,717			$463,509

Interest-Bearing Liabilities
Money market and NOW accounts	$307,054	$(10,551)	-3.44%	$219,981	$(4,840)	-2.20%	$178,815	$(1,960)	-1.10%
Savings deposits	23,559	(360)	-1.53%	24,148	(222)	-0.92%	21,465	(130)	-0.61%
Time deposits	112,943	(4,970)	-4.40%	74,583	(2,299)	-3.08%	53,999	(1,142)	-2.11%
Federal funds purchased	7,580	(380)	-5.01%	4,730	(113)	-2.39%	12,596	(213)	-1.69%
FHLB borrowings	108,324	(5,144)	-4.75%	48,670	(1,831)	-3.76%	23,694	(1,028)	-4.34%
Trust preferred	8,248	(510)	-6.18%	768	(48)	-6.27%	-	-

Total interest-bearing liabilities	567,708	(21,915)	-3.86%	372,880	(9,353)	-2.51%	290,569	(4,473)	-1.54%

Noninterest-Bearing Liabilities
Demand deposits	162,259			142,301			125,339
Interest payable and other	5,466			4,008			1,558
Total noninterest-bearing liabilities	167,725			146,309			126,897
Total liabilities	735,433			519,189			417,466
Stockholders' equity	90,238			54,528			46,043
Total liabilities and stockholders' equity	$825,671			$573,717			$463,509

Net Interest Income		$40,057			$30,240			$24,952

Net Interest Income as a Percent of
Earning Assets		5.30%			5.66%			5.78%

(1) Federal Home Loan Bank stock is included in securities available for sale.
(2) Nonaccrual loans have been included in average balance totals.
(3) Interest income includes recognized loan origination fees of $2,099, $1,642 and $1,295 for the years ended 2006, 2005, and 2004, respectively.
(4) Total includes loans held for sale.

Table II
Analysis of Change in Interest Income and Interest Expense
(dollars in thousands)
		2006 compared to 2005 Increase (decrease) due to			2005 compared to 2004 Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest
bearing deposits in banks	$(1)	$19	$18	$(3)	$13	$10
Securities available-for-sale:
Taxable	322	259	581	(27)	57	30
Tax-exempt	38	5	43	31	1	32
Loans, net of allowance for loan
losses	16,207	5,530	21,737	7,328	2,768	10,096

Total interest income	16,566	5,813	22,379	7,329	2,839	10,168

Interest paid on:
Money market and NOW accounts	(1,915)	(3,796)	(5,711)	(451)	(2,429)	(2,880)
Savings deposits	5	(142)	(137)	(16)	(76)	(92)
Time deposits	(1,183)	(1,489)	(2,672)	(435)	(722)	(1,157)
Federal funds purchased	(68)	(236)	(304)	133	(33)	100
FHLB borrowings	(2,244)	(1,032)	(3,276)	(1,084)	281	(803)
Trust preferred	(469)	7	(462)	(48)	-	(48)

Total interest expense	(5,874)	(6,688)	(12,562)	(1,901)	(2,979)	(4,880)

Net interest income	$10,692	$(875)	$9,817	$5,428	$(140)	$5,288

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

The provision for loan losses totaled $600 in 2006, $1,100 in 2005, and $500 in 2004. The lower provision for 2006 when compared to 2005 resulted from improvement in credit quality throughout the year 2006. The higher provision for 2005 over 2004 reflected growth in the Bank’s outstanding loans during the year.

At December 31, 2006, the Bank had no nonperforming assets, nonaccrual loans, loans 90 days or more past due and still accruing interest, or foreclosed property. That compares to $283 of nonperforming assets at December 31, 2005 or 0.04% of year-end assets.

The allowance for loan losses at December 31, 2006 was $8,284 (1.08% of outstanding loans) compared to $7,792 (1.15% of loans) and $5,224 (1.14% of loans) at years end 2005 and 2004, respectively. The December 31, 2005 allowance for loan losses included $2,014 in allowance added through the acquisition of NWBF. At December 31, 2006, the Bank also has reserved $151 for possible losses on unfunded loan commitments, which is classified in other liabilities. The 2006 ending allowance includes $109 in specific allowance for $496 in impaired loans consisting of two loans to a single borrower that are both performing under revised terms. At December 31, 2005, the Company had $676 of impaired loans (net of government guarantees) with a specific allowance assigned of $238.

Net loan charge offs were $108 in 2006 compared to $512 in 2005, and $319 in 2004. Net charge offs as a percentage of average loans were 0.01%, 0.10%, and 0.08% for 2006, 2005, and 2004, respectively.

Looking forward, the 2007 provision for loans losses will be contingent on current economic and market conditions, and overall loan growth, as there is virtually no benefit available from further improvement in the loan portfolio credit statistics.

Management believes that the allowance for loan losses is adequate for estimated loan losses in the portfolio at year-end based on management’s assessment of various factors including past due and impaired loans, past history and loss experience, loan concentrations in specific industries, and current economic conditions.

Noninterest Income

Noninterest income is derived from sources other than fees and interest on earning assets. The Company’s primary sources of noninterest income are service charge fees on deposit accounts, merchant bankcard activity, income derived from mortgage banking services, and gains on the sale of loans.

2006 Compared to 2005

Noninterest income in 2006 was $4,401, up $318 or 8% from 2005. Excluding the nonrecurring gain on the sale of property of $335, noninterest income was down $17 from 2005. Total noninterest income through December 31, 2006 included approximately $70 of revenues from the Seattle market not included in 2005 results. The decrease in noninterest income (excluding the nonrecurring gain on sale of property) was primarily due to lower account service charges, mortgage banking revenues, and loan servicing income. Account service charges were down $44 or 3% from last year as the increased earnings credit on analyzed business accounts lowered fee income. Mortgage banking revenues were down $118 or 13% from 2005 as higher long-term interest rates slowed the level of mortgage loan originations and the service release premium on loans sold. Loan servicing income was down $43 or 29% from 2005 as the average volume of loans serviced declined in 2006 from 2005. Declines in these categories of noninterest income was partially offset by $110 increase in merchant bankcard fee income and a $67 increase in the other income category. The increase in merchant bankcard revenues resulted from an 83% increase in sales transaction volume. The increase in the other income category was due to lockbox fees and sundry recoveries.

2005 Compared to 2004

Noninterest income in 2005 was $4,083, a decrease of $380 or 9% from 2004. The decline in noninterest income was primarily due to five categories: account service charges; NSF/OD fees; residential mortgage revenues; merchant bankcard fees; and loan servicing fees. Account service charges were down $168 or 24% from 2004 as the increase in the 91-day Treasury bill rate increased the earnings credit on analyzed business demand accounts, which lowered fee income on these accounts. NSF/OD fees in 2005 dropped $92 or 14% from 2004 due to lower transaction volume. Revenues from the origination of residential mortgages were down $79 or 8% from 2004 as a result of higher long-term interest rates during the year that slowed loan originations. The merchant bankcard division achieved a 14% growth in sales transaction volume in 2005 over 2004. However, competitive pricing pressures resulted in a lower profit margin, thus reducing noninterest income from this division by $58 or 5% from 2004. Loan servicing fees in 2005 declined by $31 or 17% from 2004 due to a decline in the level of loans serviced for and participated to other financial institutions. Other revenue sources accounted for a $48 increase in noninterest revenue compared to 2004.

Noninterest Expense

Noninterest expense represents all expenses other than the provision for loan losses and interest costs associated with deposits and other interest-bearing liabilities. It incorporates personnel, premises and equipment, data processing and other operating expenses.

2006 Compared to 2005
Noninterest expense in 2006 was $23,791, up $5,657 or 31% over 2005 with every expense category up in 2006 when compared to 2005. Total noninterest expense in 2006 includes $3,114 of expenses from the Seattle market not included in 2005 results. In addition, the Company implemented FAS 123(R) in 2006, which required the expensing of equity-based compensation. The Company implemented this new accounting principle using the modified prospective basis, meaning there was no restatement of prior periods. For the year 2006, the Company recognized $586 more in equity compensation expense than was recorded during 2005. Excluding the $3,114 increase due to Seattle market expenses and equity-based compensation of $586, noninterest expense in 2006 increased $1,957 or 11% over 2005. Increased personnel expense accounted for the majority of the total increase in noninterest expense. Total personnel expense was up $3,380 and accounted for 60% of the total increase in noninterest expense. The increase in personnel expense in 2006 over 2005 reflects the addition of the Seattle market, increased staffing in the Portland market where two new offices were opened, and increased administrative staff. Premises and equipment expense was up $911 or 42% and reflects the new costs in the Seattle market, plus additional expense related to new offices in the Portland market. The other expense category was up $1,161 or 38% primarily due to higher professional services including legal fees, consulting fees, and fees related to compliance with Section 404 of The Sarbanes-Oxley Act.

During 2006, the Company made significant investments in people and facilities in all markets, establishing a foundation for growth in 2007. During 2007, the Company expects noninterest expense growth to abate from the 2006 growth rate. In addition, on a sequential quarter or linked quarter basis in 2007, relatively small increases in expenses are expected. The Company does expect certain expense categories to increase in 2007 over 2006, such as the new FDIC insurance assessment, which is expected to add approximately $300 to noninterest expense in 2007 when compared to 2006.

2005 Compared to 2004

Noninterest expense in 2005 was $18,134, up $2,093 or 13% over 2004. The acquisition of NWBF accounted for approximately $133 of the total expense increase. In addition, the Bank incurred approximately $35 in merger related expenses that was ultimately eliminated following the systems conversion in the first quarter 2006. The increase in expenses in 2005 over 2004 resulted primarily from increased personnel expense, premises and equipment expense, advertising, and various other expenses. Personnel expenses were up $1,234 or 12% in 2005 over 2004 reflecting increased staffing, increased accruals for incentive compensation, and higher group insurance costs. Group insurance expense accounted for $179 of the total increase in personnel cost for the year 2005. Occupancy and equipment expense in 2005 was up $273 or 15% over 2004 reflecting remodeling costs of the Bank’s Olive Street office in Eugene, Oregon, elimination of rental income from the Bank’s Olive Street office, and rent expense for the Seattle market offices. The increase in business development expense of $246 in 2005 over 2004 was primarily the result of a planned increase in advertising expense related to production costs of new media campaigns and increased media and specialty advertising in the Portland market. Various other expense categories, primarily sundry losses, travel, and subscription expenses, accounted for the increase in the other expense category.

BALANCE SHEET

Loans

At December 31, 2006 outstanding loans, net of deferred loan fees and excluding loans held for sale, were $767,100, up $88,779 over outstanding loans of $678,321 at December 31, 2005. A summary of loan growth by market for the year 2006 follows:

Outstanding loans January 1, 2006	$678,321
Portland	84,534
Lane County	922
Seattle	3,323
Outstanding loans December 31, 2006	$767,100

Loan growth rates in 2006 over 2005 for Portland, Lane County, and Seattle were 29%, 0%, and 2%, respectively. More information on the loan portfolio can be found in statistical information in Item 1 and in Note 4 of the Notes to Consolidated Financial Statements in Item 8 below.

Goodwill and Intangible Assets

At December 31, 2006, the Company had a recorded balance of $22,306 goodwill of which $22,031 is from the November 30, 2005 acquisition of NWBF and $275 from the 2003 acquisition of the Coos Bay consumer finance office. In addition, at December 31, 2006 the Company had $1,320 core deposit intangible assets resulting from the acquisition of NWBF. The core deposit intangible was determined to have an expected life of approximately seven years and is being amortized over that period using the straight-line method. During 2006, the Company amortized $223 of the core deposit intangible. In accordance with Financial Accounting Standard (“FAS”) 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment. Management did perform an impairment analysis at December 31, 2006 and determined there was no impairment of the goodwill at the time of the analysis.

Deposits

Outstanding deposits at December 31, 2006 were $641,272, an increase of $37,001 over outstanding deposits of $604,271 at December 31, 2005. Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and local time deposits, including local time deposits in excess of $100 thousand, were $580,210 and $529,794 at December 31, 2006 and 2005, respectively, and represented 90% and 88% of total deposits, respectively. A summary of deposit growth by market for the year 2006 follows:

Outstanding deposits January 1, 2006	$604,271
Portland	41,301
Lane County	13,951
Seattle	(4,836)
Wholesale deposits	(13,415)
Outstanding deposits December 31, 2006	$641,272

Core deposit growth rates for Portland, Lane County, and Seattle markets were 50%, 4%, and (7%), respectively.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures at December 31, 2006, which were issued in conjunction with the acquisition of NWBF. At December 31, 2006, the entire $8,248 in junior subordinated debentures had an interest rate of 6.265% that is fixed for a five year period. As of December 31, 2006, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital purposes. Additional information regarding the terms of the junior subordinated debentures, including maturity/repricing dates and interest rate, is included in Note 12 of the Notes to Consolidated Financial Statements in Item 8 below.

CAPITAL RESOURCES

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the issuance of new stock through the exercise of stock options. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Shareholders’ equity at December 31, 2006 was $95,735, an increase of $14,323 or 18% from December 31, 2005. The increase in shareholders’ equity during 2006 was principally due to the retention of approximately $9,273 net income for the year and the exercise of stock options and the related tax benefit accounted for another $3,547.

The Federal Reserve Board and the FDIC has in place guidelines for risk-based capital requirements applicable to U.S. banks and bank holding companies. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. These guidelines require a minimum of 8% total risk-based capital ratio, of which 4% must be Tier I capital. The regulations also specify that a 10% total risk-based capital ratio is required to be designated “well-capitalized” (the highest FDIC capital rating) by the FDIC. The Company’s Tier I capital, which consists of shareholders’ equity and qualifying trust preferred securities, less other comprehensive income, goodwill, and deposit-based intangibles, totaled $80,058 at December 31, 2006. Tier II capital components include all, or a portion of the allowance for loan losses and the portion of trust preferred securities in excess of Tier I statutory limits. The total of Tier I and Tier II capital components is referred to as Total Risk-Based Capital, and was $88,493 at December 31, 2006. The Company’s total risk-based capital ratio was 10.98%, compared to 10.48% at December 31, 2005.

The Company pays cash dividends on a quarterly basis, typically in March, June, September and December of each year. The Board of Directors considers the dividend amount quarterly and takes a broad perspective in its dividend deliberations including a review of recent operating performance, capital levels, and growth projections. The Board also considers dividend payout ratios, dividend yield, and other financial metrics in setting the quarterly dividend. The Company declared and paid cash dividends of $0.32 per share for the year 2006. That compares to cash dividends of $0.28 paid during 2005.

The Board of Directors, at its February 13, 2007 meeting, approved a dividend of $0.09 per share for shareholders of record as of February 28, 2007.

The Company projects that earnings retention and existing capital will be sufficient to fund anticipated asset growth, while maintaining a well-capitalized designation from all regulatory agencies.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit. The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2006, the Bank had $196,033 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At December 31, 2006, the Bank had $6,720 in letters of credit and financial guarantees written.

The Bank also has internal guidance lines of credit established for certain borrowers, primarily in the residential construction industry. These guidance lines are not contractual commitments to extend credit, and may be terminated by the Bank for any reason without any obligation to the borrower. These lines provide the Bank’s lenders limits on future extensions of credit to certain borrowers. The Bank uses the same credit policies in establishing internal guidance lines as it does for other credit products. At December 31, 2006, the Bank had established unused and uncommitted guidance lines totaling approximately $56,572.

The Company has certain other financial commitments. These future financial commitments are outlined below:
Contractual Obligations
(dollars in thousands)	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Junior subordinated debenture	$8,248	$-	$-	$-	$8,248
FHLB borrowings	131,804	109,804	15,500	4,500	2,000
Time Deposits	97,575	86,418	10,270	887	-
Operating lease obligations	2,898	646	1,096	721	435
	$240,525	$196,868	$26,866	$6,108	$10,683

LIQUIDITY

Liquidity is the term used to define the Company’s ability to meet its financial commitments. The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds. The Company derives liquidity through core deposit growth, maturity of investment securities, and loan payments. Core deposits include demand, interest checking, money market, savings, and local time deposits, including local time deposits in excess of $100. Additional liquidity and funding sources are provided through the sale of loans, sales of securities, access to national CD markets, and both secured and unsecured borrowings.

Core deposits at December 31, 2006 were 90% of total deposits compared to 88% at December 31, 2005. Core deposit growth of $50,416 in all markets funded 57% of loan growth during the year 2006. The remainder of loan growth was funded through alternative funding sources, including overnight borrowed funds, Federal Home Loan Bank term advances, public deposits available from the State of Oregon, State of Washington, and national market time deposits.

The Company has deposit relationships with several large clients, which are closely monitored by Bank officers. At December 31, 2006, thirteen large deposit relationships with the Bank account for $152,461 or 24% of total deposits. The single largest client represented 6% of total deposits at December 31, 2006. The loss of this deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity. The Company expects to maintain these relationships and believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients.

Borrowing lines have been established at various correspondent banks, the Federal Home Loan Bank of Seattle and with the Federal Reserve Bank of San Francisco. At December 31, 2006, the Bank had secured and unsecured borrowing lines totaling approximately $370,000 consisting of $266,000 with the Federal Home Loan Bank of Seattle, $98,000 with various correspondent banks, and $6,000 with the Federal Reserve Bank of San Francisco. The Federal Home Loan Bank borrowing line is limited to the amount of collateral pledged. At December 31, 2006, the Bank had approximately $277,000 in commercial real estate loans pledged as collateral (discounted collateral value of $157,500) for this line. The $6,000 borrowing line with the Federal Reserve Bank of San Francisco is also secured. The $98,000 in borrowing lines with correspondent banks is unsecured. At December 31, 2006, the Bank had $131,804 in borrowings outstanding all from the FHLB of Seattle and $4,410 outstanding on its overnight correspondent bank lines. In addition, the Bank is part of the State of Oregon and State of Washington community bank time deposit program and at December 31, 2006 had $4,500 available from these sources. The Bank’s loan portfolio also contains approximately $29,138 in guaranteed government loans, which can be sold on the secondary market.

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

Interest rate risk is managed through the monitoring of the Company’s balance sheet by subjecting various asset and liability categories to interest rate shocks and gradual interest rate movements over a one-year period of time. Interest rate shocks use an instantaneous adjustment in market rates of large magnitudes on a static balance sheet to determine the effect such a change in interest rates would have on the Company’s net interest income and capital for the succeeding twelve-month period. Such an extreme change in interest rates and the assumption that management would take no steps to restructure the balance sheet does limit the usefulness of this type of analysis. This type of analysis tends to provide a best-case or worst-case scenario. In addition to the interest rate shock analysis, the company also prepares a rolling four quarter forecast of the balance sheet and income statement using a flat rate scenario i.e. rates unchanged and a most-likely rate scenario where rates are projected to change based on management’s analysis of expected economic conditions and interest rate environment. This analysis takes into account growth in loans and deposits and management strategies that could be employed to maximize the net interest margin and net interest income.

The Company utilizes in-house asset/liability modeling software, ProfitStar to determine the effect changes in interest rates have on net interest income. Interest rate shock scenarios are modeled in 100 basis point increments (plus or minus) in the federal funds rate. Although certain assets and liabilities may have similar repricing characteristics, they may not react correspondingly to changes in market interest rates. In the event of a change in interest rates, prepayment of loans and early withdrawal of time deposits would likely deviate from those previously assumed. Increases in market rates may also affect the ability of certain borrowers to make scheduled principal payments.

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

During 2006, the model indicated that the Company continued to be asset sensitive and projects rising margins in a rising rate environment and declining margins in a falling rate environment. However, like many banks showing an asset sensitive position, the Bank’s net interest margin did not materially improve during 2006 despite the increase in short-term interest rates as a result of the flat and inverted yield curve that existed throughout the year. The following table shows the estimated impact of interest rate changes plus 300 basis point and minus 300 basis points on net interest income in 100 basis point increments. The table indicates that the Bank’s net interest income does not materially change in rapidly rising or falling interest rate environments, thus indicating a relatively balanced interest rate risk position. The base figure of $40,057 used in the analysis represents actual net interest income for the year 2006. Due to the various assumptions used for this modeling, no assurance can be given that projections will reflect actual results.

Interest Rate Shock Analysis
Net Interest Income and Market Value Performance
($ in thousands)

Projected	Net Interest Income
Interest	Estimated	$ Change	% Change
Rate Change	Value	From Base	From Base
+300	$ 42,553	$ 2,496	6.23%
+200	41,896	1,839	4.59%
+100	41,030	973	2.43%
Base	40,057	0	0.00%
-100	39,204	(853)	(2.13)%
-200	38,563	(1,494)	(3.73)%
-300	37,930	(2,127)	(5.31)%

ITEM 8  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Pacific Continental Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Pacific Continental Corporation and Subsidiary (Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income and cash flows for the years ended December 31, 2006 and 2005. We also have audited management’s assessment included in the accompanying Management Report on Internal Control over Financial Reporting that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made

Report of Independent Registered Public Accounting Firm - Page Two

only in accordance with authorizations of management and Directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Continental Corporation and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Pacific Continental Corporation and Subsidiary maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Pacific Continental Corporation and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Portland, Oregon
March 12, 2007

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

Zirkle, Long, Trigueiro & Ward, L.L.C.

Eugene, Oregon
January 31, 2005

Pacific Continental Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31
	2006	2005
ASSETS
Cash and due from banks	$32,322,704	$27,519,763
Interest-bearing deposits with banks	405,759	500,000
Federal funds sold	49,520	3,823,583

Total cash and cash equivalents	32,777,983	31,843,346

Securities available-for-sale, at fair value	38,783,063	39,344,924
Loans held for sale	2,140,417	642,180
Loans, less allowance for loan losses and unearned fees	758,816,132	670,529,157
Interest receivable	3,998,139	3,343,920
Federal Home Loan Bank stock	3,479,900	3,479,900
Property, net of accumulated depreciation and amortization	18,591,317	17,002,931
Goodwill and other intangible assets	23,625,699	24,201,458
Other assets	3,138,058	1,406,366

Total assets	$885,350,708	$791,794,182

LIABILITIES and STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$187,833,848	$164,625,571
Savings and interest-bearing demand	355,863,095	311,308,780
Time, $100,000 and over	48,875,678	65,122,341
Other time	48,699,403	63,213,928

	641,272,024	604,270,620

Federal funds purchased	4,410,000	-
Federal Home Loan Bank borrowings	131,803,763	80,803,763
Junior subordinated debentures	8,248,000	8,248,000
Accrued merger consideration liability	256,360	13,005,313
Accrued interest and other liabilities	3,625,780	4,054,492

Total liabilities	789,615,927	710,382,188

Commitments and contingencies (Notes 6, 17 and 19)

Stockholders' equity:
Common stock, no par value; 25,000,000 shares
authorized; 10,647,264 and 10,233,580 shares
outstanding in 2006 and 2005, respectively	58,254,777	53,318,970
Retained earnings	37,725,453	28,452,155
Accumulated other comprehensive loss	(245,449)	(359,131)

Total stockholders' equity	95,734,781	81,411,994

Total liabilities and stockholders' equity	$885,350,708	$791,794,182

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Continental Corporation and Subsidiaries
Consolidated Statements of Income

		Year Ended December 31
	2006	2005	2004
Interest income:
Loans	$60,256,669	$38,519,936	$28,423,964
Investment securities	1,667,468	1,058,761	892,503
Federal funds sold and FHLB stock dividends	47,822	14,599	108,486

	61,971,959	39,593,296	29,424,953

Interest expense:
Deposits	15,881,357	7,361,230	3,232,397
Federal Home Loan Bank borrowings	5,144,325	1,830,984	1,027,525
Federal funds purchased and junior subordinated debentures	889,436	161,002	213,174

	21,915,118	9,353,216	4,473,096

Net interest income	40,056,841	30,240,080	24,951,857

Provision for loan losses	600,000	1,100,000	500,000

Net interest income after provision for
loan losses	39,456,841	29,140,080	24,451,857

Noninterest income:
Service charges on deposit accounts	1,333,421	1,377,695	1,603,440
Other fee income, principally bankcard processing	1,494,764	1,384,728	1,409,283
Loan servicing	108,644	151,878	183,267
Mortgage banking income and gains on sales
of loans	805,234	922,991	1,006,920
Losses on sales of securities	-	(10,674)	(12,820)
Gain on sale of property	335,341	-	-
Other	323,295	256,214	272,579

	4,400,699	4,082,832	4,462,669

Noninterest expense:
Salaries and employee benefits	14,577,938	11,197,445	9,963,554
Premises and equipment	3,064,930	2,153,967	1,881,202
Bankcard processing	509,461	485,327	475,639
Business development	1,444,176	1,263,467	1,017,214
Other	4,194,229	3,033,931	2,703,163

	23,790,734	18,134,137	16,040,772

Income before income taxes	20,066,806	15,088,774	12,873,753

Provision for income taxes	7,412,288	5,510,475	4,925,000

Net income	$12,654,518	$9,578,299	$7,948,752

Earnings per share:
Basic	$1.20	$1.08	$.93
Diluted	$1.18	$1.05	$.90

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Continental Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2006, 2005, and 2004
				Accumulated
				Other
	Number	Common	Retained	Comprehensive
	of Shares	Stock	Earnings	Income (Loss)	Total

Balance, January 1, 2004	6,789,787	$26,619,206	$15,644,669	$(30,025)	$42,233,850

Net income			7,948,752		7,948,752
Other comprehensive loss:
Unrealized losses on securities				(148,568)
Reclassification of net losses realized				12,820
Deferred income taxes				52,072

Other comprehensive loss				(83,676)	(83,676)

Comprehensive income					7,865,076
Stock options exercised and related
tax benefit	141,360	1,459,879			1,459,879
Stock split (5 shares for 4)	1,724,586
Cash dividends			(2,163,788)		(2,163,788)
Shares repurchased and retired	(198)	(2,960)			(2,960)

Balance, December 31, 2004	8,655,535	28,076,125	21,429,633	(113,701)	49,392,057

Net income			9,578,299		9,578,299
Other comprehensive loss:
Unrealized losses on securities				(408,817)
Reclassification of net losses realized				10,674
Deferred income taxes				152,713

Other comprehensive loss				(245,430)	(245,430)

Comprehensive income					9,332,869
Stock options exercised and related
tax benefit	166,615	1,363,033			1,363,033
Stock issued in NWBF acquisition	1,411,430	23,879,812			23,879,812
Cash dividends			(2,555,777)		(2,555,777)

Balance, December 31, 2005	10,233,580	53,318,970	28,452,155	(359,131)	81,411,994

Net income			12,654,518		12,654,518
Other comprehensive loss:
Unrealized losses on securities				184,430
Deferred income taxes				(70,748)

Other comprehensive loss				113,682	113,682

Comprehensive income					12,768,200
Stock options exercised and related
tax benefit	413,684	4,349,887			4,349,887
Stock-based compensation		585,920			585,920
Cash dividends			(3,381,220)		(3,381,220)

Balance, December 31, 2006	10,647,264	$58,254,777	$37,725,453	$(245,449)	$95,734,781

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Continental Corporation and Subsidiaries
Consolidated Statements of Cash Flows

		Years Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income	$12,654,518	$9,578,299	$7,948,752

Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	1,673,173	1,169,809	1,348,101
Gain on sale of property	(335,341)	-	-
Loss on sale or write-down of property and equipment	5,641	-	-
Provision for loan losses	600,000	1,100,000	500,000
(Gains) losses on foreclosed assets	(42,091)	(60,391)	1,643
Deferred income taxes	(1,049,000)	33,000	44,000
Losses on sale of securities	-	10,674	12,820
Federal Home Loan Bank stock dividend	-	(11,200)	(91,900)
Shared-based compensation	585,920	-	-
Excess tax benefit of stock options exercised	(272,000)	-	-
Change in:
Interest receivable	(654,219)	(620,238)	(383,226)
Deferred loan fees	(120,525)	548,177	478,454
Capitalized loan servicing rights	4,714	23,098	50,633
Production of mortgage loans held-for-sale	(31,988,422)	(36,719,062)	(41,630,720)
Proceeds from the sale of mortgage loans held-for-sale	30,490,185	38,149,233	41,516,039
Accrued interest payable and other liabilities	(1,157,061)	167,955	242,401
Income taxes payable	890,707	(39,288)	1,167,680
Other assets	(231,731)	(212,046)	23,040

Net cash provided by operating activities	11,054,468	13,118,020	11,227,717

Cash flow from investing activities:
Proceeds from sales and maturities of investment securities	6,685,618	8,148,608	8,126,633
Purchase of investment securities	(6,166,764)	(10,092,408)	(6,193,678)
Loans made net of principal collections received	(86,667,223)	(72,806,087)	(103,131,306)
Proceeds from sales of loans	4,232,122	-	595,153
Purchase of loans	(6,314,912)	(7,715,383)	(1,372,313)
Cash paid for acquisitions	(12,748,953)	3,003,468	-
Purchase of property	(2,905,826)	(4,208,717)	(1,058,764)
Proceeds from sale of property	403,007
Proceeds on sale of foreclosed assets	194,405	880,281	409,118
Purchase of equity investments	-	(258,000)	-

Net cash provided by investing activities	(103,288,526)	(83,048,238)	(102,625,157)

Cash flow from financing activities:
Change in deposits	37,321,028	76,663,834	47,692,238
Change in federal funds purchased and FHLB CMA	28,410,000	(10,290,000)	31,790,000
Proceeds from FHLB term advances originated	489,002,006	60,088,197	16,502,004
FHLB term advances paid-off	(462,002,006)	(47,502,005)	(13,002,004)
Change in junior subordinated debentures	-	8,248,000	-
Proceeds from stock options exercised	3,546,887	1,039,033	1,127,879
Excess tax benefit of stock options exercised	272,000	-	-
Dividends paid	(3,381,220)	(2,555,777)	(2,163,789)
Repurchase of Company shares	-	-	(2,960)

Net cash provided by financing activities	93,168,695	85,691,282	81,943,368

Net increase (decrease) in cash and cash equivalents	934,636	15,761,064	(9,454,072)

Cash and cash equivalents, beginning of year	31,843,346	16,082,282	25,536,354

Cash and cash equivalents, end of year	$32,777,982	$31,843,346	$16,082,282

Supplemental information:
Noncash investing and financing activities:
Transfers of loans to foreclosed assets	$21,557	$508,501	$262,071
Change in unrealized gain on securities, net of deferred income taxes	(113,682)	245,430	83,676
Adjustment to goodwill resulting from NWBF acquisition	(353,007)
Cash paid during the year for:
Income taxes	$7,324,581	$5,429,003	$3,713,320
Interest	$21,792,827	$9,005,443	$4,468,436
Acquisitions:
Assets acquired		$(177,072,077)
Goodwill and core deposit intangible		23,944,489
Liabilities assumed		142,085,273
Compensation due NWBF shareholders, deferred taxes , other liab.		14,045,783

Net cash received (paid)		$3,003,468

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Continental Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies:

Principles of Consolidation - The consolidated financial statements include the accounts of Pacific Continental Corporation (the “Company”), a bank holding company, and its wholly-owned subsidiary, Pacific Continental Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, PCB Service Corporation (which owns and operates bank-related real estate but is currently inactive) and PCB Loan Services Corporation (which owns and operates certain repossessed or foreclosed collateral but is currently inactive). The Bank provides commercial banking, financing, mortgage lending and other services in Western Oregon and Western Washington. All significant intercompany accounts and transactions have been eliminated in consolidation.

In November 2005, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Pacific Continental Corporation Capital Trust (the “Trust”), which issued $8,248,000 of guaranteed undivided beneficial interests in the Pacific Continental’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). Pacific Continental has not consolidated the accounts of the Trust in its consolidated financial statements in accordance with FASB FIN 46R, Consolidation of Variable Interest Entities. As a result, the junior subordinated debentures issued by Pacific Continental to the issuer trust, totaling $8,248,000, are reflected on Pacific Continental’s consolidated balance sheet at December 31, 2006, under the caption, “Junior Subordinated Debentures”. Pacific Continental also recognized its $248,000 investment in the Trust, which is recorded among “Other Assets” in its consolidated balance sheet at December 31, 2006.

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

The Bank is required to maintain certain reserves as defined by regulation. Such reserves totaling $1,411,000 and $1,616,000 were maintained in cash at December 31, 2006 and 2005, respectively.

Securities Available-for-Sale - Securities available-for-sale are held for indefinite periods of time and may be sold in response to movements in market interest rates, changes in the maturity or mix of Bank assets and liabilities or demand for liquidity. Although management determines the appropriate classification of securities at the time of purchase, the Bank classified all securities as available-for-sale throughout 2006 and 2005. Securities classified as available-for-sale are reported at estimated fair value. The difference between estimated fair value and amortized cost is recorded as a separate component of stockholders’ equity (accumulated other comprehensive income). Fair values for these investment securities are based on available market prices. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Interest income on securities available-for-sale is included in income using the level yield method.

Declines in fair value of individual available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses. Management believes that all unrealized losses on investment securities at December 31, 2006 and 2005 are temporary.

Loans Held for Sale and Mortgage Banking Activities - The Bank originates residential real estate loans for resale in the secondary market. Sales are without recourse and the Bank generally does not retain mortgage servicing rights. Loans held for sale are carried at the lower of cost or market. Market value is determined on an aggregate loan basis.

Loans and Income Recognition - Loans are stated at the amount of unpaid principal plus loan premiums for purchased loans, reduced by net deferred loan origination fees, discounts associated with retained portions of loans sold, and an allowance for loan losses. Interest on loans is calculated using the simple-interest method on daily balances of the principal amount outstanding. Accrual of interest is discontinued on contractually delinquent loans when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of the interest is doubtful. Interest income is subsequently recognized only to the extent cash payments are received or the principal balance of the loan is brought current. Loan origination fees, net of origination costs and discounts, are amortized over the lives of the loans as adjustments to yield.

Allowance for Loan Losses - The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely. The allowance is an amount that management considers adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loss experience. The evaluations take into consideration such factors as changes in the nature of the loan portfolio, overall portfolio quality, review of specific loans, estimated value of underlying collateral, and current economic conditions that may affect the borrower’s ability to pay. This evaluation is inherently subjective as it requires estimates that are susceptible to significant subsequent revision as more information becomes available.

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

Federal Home Loan Bank Stock - The investment in Federal Home Loan Bank (“FHLB”) stock is carried at par value, which approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. As of December 31, 2006, the minimum required investment was approximately $3,479,900. The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold. Stock redemptions are at the discretion of the FHLB.

Foreclosed Assets - Assets acquired through foreclosure, or deeds in lieu of foreclosure, are initially recorded at fair value, less the estimated cost of disposal, at the date of foreclosure. Any excess of the loan’s balance over the fair value of its foreclosed collateral is charged to the allowance for loan losses.

Improvements to foreclosed assets are capitalized. Subsequent to foreclosure, management performs periodic valuations and the assets’ carrying value may be adjusted to the lower of carrying amount or fair value, less costs to sell. Write downs to net realizable value, if any, or any disposition gains or losses are included in noninterest income or expense.

Property - Property is stated at cost, net of accumulated depreciation and amortization. Additions, betterments and replacements of major units are capitalized. Expenditures for normal maintenance, repairs and replacements of minor units are charged to expense as incurred. Gains or losses realized from sales or retirements are reflected in operations currently.

Depreciation and amortization is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 30 to 40 years for buildings, 3 to 10 years for furniture and equipment, and up to the lesser of the useful life or lease term for leasehold improvements.

Goodwill and Other Intangible Assets- Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, the Bank does not amortize the balance of goodwill, but completes periodic assessments of goodwill impairment. Goodwill impairment is deemed to exist if the net book value of a reporting unit giving rise to the recognition of goodwill exceeds estimated fair value. The Bank’s assessments have not identified impairment of goodwill such that the net book value of the applicable reporting unit exceeded its estimated fair value as of December 31, 2006 and 2005.

Advertising - Advertising costs are charged to expense during the year in which they are incurred. Advertising expenses were $845,136 and $780,033 and $621,419 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Weighted average shares outstanding at December 31 are as follows:

	2006	2005	2004

Basic	10,532,995	8,885,181	8,572,526
Common stock equivalents attributable
to stock-based compensation plans	164,436	255,576	235,623

Diluted	10,697,431	9,140,757	8,808,149

As of December 31, 2006, 315,405 outstanding options to purchase stock were excluded from the dilutive shares calculation because of the current anti-dilutive nature of these options. No material effect on diluted earnings per share was recognized as a result of anti-dilutive options during 2005 and 2004.

Share-Based Payment Plans - Prior to 2006, the Company applied the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock option plans. No stock-based employee compensation expense was reflected in net income as all option grants under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company adopted FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123R”), effective January 1, 2006. The Company applies the recognition and measurement principles of this statement in accounting for its various equity compensation plans. The following table illustrates the effects on net income and earnings per share if the Company had applied “FAS123R” to stock-based employee compensation in years prior to 2006.

		Year Ended December 31
	2006	2005	2004
Net income - as reported	$12,654,518	$9,578,299	$7,948,752
Deduct total stock-based
employee compensation
expense determined under
fair value method for all
awards, net of related tax
effects	-	(514,866)	(429,832)

Net income - pro forma	$12,654,518	$9,063,433	$7,518,920
Earnings per share:
Basic - as reported	1.20	1.08	0.93
Basic - pro forma	-	1.02	0.88
Diluted - as reported	1.18	1.05	0.90
Diluted - pro forma	-	0.99	0.85

Recently Issued Accounting Pronouncements - In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FAS 155, which is effective for the Company beginning in 2007, addresses hybrid financial instruments with embedded derivatives, securitized financial assets, and qualifying special-purpose entities holding derivative financial instruments. Implementation of this Statement is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. FAS 156 is effective for the Company beginning in 2007. This Statement is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.

In early July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of Statement No. 109. FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for the Company beginning in 2007. The Company is evaluating the impact of adoption of FIN 48 and at this time does not believe it will have a material impact on the Company’s consolidated financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement 157, “Fair Value Measurement.” Defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. FAS 157 is effective for the Company beginning in 2008, The Company is currently evaluating the impact of the adoption of SFAS No. 157.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006, and are not expected to have a material impact on our financial statements as the Company does not currently offer a defined benefit plan for its employees.

Reclassifications - Certain amounts contained in the 2005 and 2004 consolidated financial statements have been reclassified where appropriate to conform with the financial statement presentation used in 2006. These reclassifications had no effect on previously reported net income.

2. Acquisition NWB Financial Corporation:

On November 30, 2005, Pacific Continental Corporation acquired NWB Financial Corporation and its wholly-owned subsidiary Northwest Business Bank. The aggregate purchase price was $40,433,525 and included 1,411,430 shares of common stock, stock options valued at $1,760,737, cash of $15,472,364, and direct merger costs of $970,402. The value of the 1,411,430 was determined based on the $15.75 average closing market price of the Company’s common stock, on August 17, 2005 when the merger agreement was announced.

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

Goodwill of $22,383,545 was originally recognized at the time of acquisition but was adjusted to a balance of $22,030,538 during 2006. The adjustment of $353,007 is the result of derecognition of estimated liabilities recorded as of the acquisition date.

The following information presents unaudited pro forma results of operations for the years ended December 31, 2005 and 2004, as though the NWB Financial Corporation acquisition had occurred on January 1, 2004. The pro forma results do not necessarily indicate the results that would have been obtained had the acquisition actually occurred on January 1, 2004.

	Years Ended December 31
	2005	2004

Total interest income and noninterest income	$44,100,000	$37,450,000
Net income	$11,774,700	$10,007,000
	26.70%
Basic earnings per share	$1.16	$1.00
Diluted earnings per share	$1.12	$0.97

Basic shares outstanding	10,172,869	9,980,789
Diluted shares outstanding	10,529,280	10,323,607

The following table summarizes activity in the Company’s accrued restructuring charges:

	Years Ended December 31
	2006	2005

Restructuring charge liability balance, beginning of year	$453,745	$566,041
Payments made for restructuring charges	(420,362)	(112,296)
Adjustment to goodwill	(33,383)	-

Restructuring charge liability balance, end of year	$-	$453,745

3. Securities Available-for-Sale:

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2006 are as follows:

					Securities in	Securities in
					Continuous	Continuous
					Unrealized	Unrealized
					Loss	Loss
		Gross	Gross	Estimated	Position for	Position For
	Amortized	Unrealized	Unrealized	Fair	Less Than	12 Months
Unrealized Loss Positions	Cost	Gains	Losses	Value	12 Months	or Longer
Obligations of U.S.
Government agencies	$14,693,191	$-	$191,895	$14,501,296	$338,079	$14,163,218
Obligations of states and
political subdivisions	4,760,396	-	85,575	4,674,821	-	4,674,821
Mortgage-backed securities	15,162,279	-	201,765	14,960,514	3,257,680	11,702,833

	$34,615,866	$-	$479,235	$34,136,631	$3,595,759	$30,540,872

Unrealized Gain Positions

Obligations of U.S.
Government agencies	$-	$-	$-	$-
Obligations of states and
political subdivisions	858,271	62,562	-	920,833
Mortgage-backed securities	3,707,123	18,476	-	3,725,599

	4,565,394	81,038	-	4,646,432

	$39,181,260	$81,038	$479,235	$38,783,063

At December 31, 2006, there were 69 investment securities in unrealized loss positions. The decline in value of these securities has resulted from increases in market interest rates subsequent to the purchase of the securities. The projected average life of the securities portfolio is approximately three years. Although yields on these securities may be below market rates during that period, no loss of principal is expected.

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2005 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of U.S
Government agencies	$16,967,208	$368	$210,374	$16,757,202
Obligation of states and
political subdivisions	4,957,016	-	136,731	$4,820,285
Mortgage-backed securities	18,003,289	6,191	242,043	17,767,437

	$39,927,513	$6,559	$589,148	$39,344,924

The amortized cost and estimated fair value of securities at December 31, 2006 and 2005 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations.

	2006		2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$4,476,088	$4,431,025	$1,871,416	$1,871,058
Due after one year through 5 years	11,739,692	11,543,625	16,606,177	16,342,251
Due after 5 years through 10 years	3,192,889	3,224,696	1,163,280	1,140,967
Due after 10 years	903,189	897,605	2,283,351	2,223,211
Mortgage-backed securities	18,869,402	18,686,112	18,003,289	17,767,437

	$39,181,260	$38,783,063	$39,927,513	$39,344,924

No securities were sold in 2006. Gross realized losses on the sale of investment securities were $10,674 in 2005 and $12,820 in 2004.

At December 31, 2006, securities with amortized costs of $9,580,104 (estimated market values of $9,422,607) were pledged to secure certain Treasury and public deposits as required by law.

4. Loans:

Major classifications of loans at December 31 are as follows:

	2006	2005
Commercial loans	$169,565,740	$160,988,179
Real estate loans	590,854,899	507,479,398
Consumer loans	9,167,936	12,462,830

	769,588,575	680,930,407
Deferred loan origination fees	(2,488,600)	(2,609,125)

	767,099,975	678,321,282
Allowance for loan losses	(8,283,843)	(7,792,125)

	$758,816,132	$670,529,157

Scheduled maturities or repricing, if earlier, of loans at December 31, 2006 are as follows:

Three months or less	$366,113,263
Three months to one year	47,369,207
One year to three years	129,348,480
Three years to five years	152,057,873
Thereafter	74,699,752

$769,588,575

Allowance for Loan Losses:

	2006	2005	2004
Balance, beginning of year	$7,792,125	$5,223,979	$5,225,331
Provision charged to income	600,000	1,100,000	500,000
Loans charged against the allowance	(222,802)	(636,267)	(516,071)
Recoveries credited to allowance	114,520	123,789	196,719
Reclassify unfunded loan commitments	-	(34,000)	(182,000)
Additional allowance resulting from acquisition	-	2,014,624	-

Balance, end of year	$8,283,843	$7,792,125	$5,223,979

It is management’s opinion that the allowance for loan losses is adequate to absorb known and inherent risks in the loan portfolio. However, actual results may differ from estimates.

Restructured and other loans considered impaired, including all nonaccrual loans, totaled $495,843, $675,714, and $2,799,762 at December 31, 2006, 2005, and 2004, respectively. At December 31, 2006 there were no nonaccrual loans included in impaired loans. Impaired loans at December 31, 2006 represented two loans to a single borrower which are both performing under revised terms. The specific valuation allowance for loan losses related to these impaired loans was approximately $109,000, $238,000, and $510,000 at December 31, 2006, 2005, and 2004, respectively. The average recorded investment in impaired loans was approximately $637,000, $1,218,000, and $3,206,000 in 2006, 2005, and 2004, respectively. Interest income recognized on impaired loans during 2006, 2005, and 2004 was approximately $72,000, $103,000, and $120,000, respectively. Additional interest income which would have been realized on nonaccrual and impaired loans if they had remained current and still accruing interest would have been approximately $14,000, $89,000, and $98,000 in 2006, 2005 and 2004, respectively. There were no loans 90 days contractually past due and continuing to accrue interest as of December 31, 2006, and 2005, respectively. Loans contractually past due 90 days or more on which interest continued to accrue totaled approximately $213,000 at December 31, 2004.

A substantial portion of the loan portfolio is collateralized by real estate and is, therefore, susceptible to changes in local market conditions. However, management believes that the loan portfolio is diversified among industry groups. At December 31, 2006, outstanding residential construction loans totaled approximately $100,996,000 and represented 13.1% of total outstanding loans. In addition, at December 31, 2006, unfunded loan commitments for residential construction totaled approximately $59,642,000. At year end there were no nonaccrual or impaired residential construction loans. There are no other industry concentrations in excess of 10% of the total loan portfolio.

5. Loan Participations and Servicing:

In the normal course of business, the Bank has sold portions of loans to other institutions in order to extend the Bank’s lending capacity or to mitigate risk. Servicing rights are retained for these loan participations and are recognized in income as earned. The unpaid principal balances of these serviced loans at December 31, 2006 and 2005 were $20,515,848 and $17,807,942, respectively. These loans are not included in the accompanying consolidated balance sheets. The balance of capitalized loan servicing rights, net of valuation allowances, included in other assets was $45 and $4,759 at December 31, 2006 and 2005, respectively.

6. Property:

The balance of property and accumulated depreciation and amortization at December 31 consists of the following:

	2006	2005
Land	$3,833,651	$3,898,164
Buildings and improvements	15,049,848	13,537,177
Furniture and equipment	8,804,058	7,502,537

	27,687,557	24,937,878
Less accumulated depreciation & amortization	9,096,240	7,934,947

	$18,591,317	$17,002,931

Lease Commitments - The Bank leases certain facilities for office locations under noncancellable operating lease agreements expiring through 2020. Rent expense related to these leases totaled $711,703, $387,562, and $366,716 in 2006, 2005 and 2004, respectively.

Property Leased to Others - The Bank leases approximately 59% of its Springfield Gateway building to others under noncancellable operating lease agreements extending through 2012.

Future minimum payments required and anticipated lease revenues under these leases are:

		Property
	Lease	Leased
	Commitments	to Others
2007	$645,546	$319,079
2008	568,128	300,224
2009	527,649	264,418
2010	425,111	254,601
2011	296,265	193,844
Thereafter	435,294	150,590

	$2,897,993	$1,482,756

Depreciation expense was $1,244,134, $942,426 and $936,319 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Bank capitalized $36,853 and $10,110 of interest expense related to property additions during 2006 and 2005, respectively. No interest expense was capitalized during 2004.

7. Goodwill and Core Deposit Intangibles:

The following table summarizes the changes in the Company’s goodwill and core deposit intangible asset for the year ended December 31, 2006.

		Core
		Deposit	Total
	Goodwill	Intangible	Intangibles
Balance, December 31, 2004	$275,552	$-	$275,552
Acquisitions	22,383,545	1,560,944	23,944,489
Amortization		(18,583)	(18,583)

Balance, December 31, 2005	$22,659,097	$1,542,361	$24,201,458
Adjustment	(353,007)	-	(353,007)
Amortization	-	(222,752)	(222,752)

Balance, December 31, 2006	$22,306,090	$1,319,609	$23,625,699

The goodwill and core deposit intangible asset additions in 2005 were related to the NWBF acquisition which is more fully described in Note 2. The adjustment to goodwill in 2006 is also described more fully in Note 2. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not recognize amortization expense related to its goodwill but completes periodic assessments of goodwill impairment. Impairment, if deemed to exist, would be charged to noninterest expense in the period identified.

Forecasted amortization expense is $222,752 per year from 2007 through 2012 for the core deposit intangible assets acquired during 2005.

8. Other Assets:

Other assets are comprised of the following for the periods indicated:

	2006	2005
Foreclosed assets	$-	$130,758
Servicing asset	45	4,759
Deferred taxes	1,652,276	-
Prepaid expenses and other	1,485,737	1,270,849

	$3,138,058	$1,406,366

9. Deposits:

Scheduled maturities or repricing of time deposits at December 31 are as follows:

	2006	2005
Less than three months	$48,690,728	$52,366,906
Three months to one year	37,727,414	48,256,863
One to three years	10,269,412	21,324,757
Thereafter	887,527	6,387,743

	$97,575,081	$128,336,269

10. Federal Funds Purchased:

The Bank has unsecured federal funds borrowing lines with correspondent banks totaling $98,000,000 at December 31, 2006 of which $4,410,000 was outstanding as of December 31, 2006. The outstanding balance of these overnight funds was due January 2, 2007 and carried an interest rate of 5.75%. There were no borrowings against these lines at December 31, 2005.

The Bank also has a secured federal funds borrowing line with the Federal Reserve Bank totaling $6,000,000 at December 31, 2006. No balance was outstanding against this line as of December 31, 2006 or December 31, 2005.

11. Federal Home Loan Bank Borrowings:

The Bank has a borrowing limit with the FHLB equal to 30% of total assets, subject to discounted collateral. At December 31, 2006, the borrowing line was approximately $266,000,000. At December 31, 2006, there was $131,803,763 borrowed on this line, including an overnight $48,000,000 Cash Management Advance and $83,803,763 in term advances. FHLB stock, funds on deposit with FHLB, and loans are pledged as collateral for borrowings from FHLB. At December 31, 2006, the Bank had pledged approximately $277,000,000 in real estate loans to the FHLB ($157,000,000 in discounted pledged collateral).

Federal Home Loan Bank borrowings by year of maturity and applicable interest rate are summarized as follows as of December 31:

	Rate	2006	2005
Cash Management Advance	5.625	$48,000,000	$24,000,000
2006	2.56 - 4.70%	-	23,500,000
2007	2.91 - 5.48%	61,803,763	11,303,763
2008	2.99 - 3.94%	9,500,000	10,500,000
2009	3.78 - 4.04%	6,000,000	7,000,000
2010	4.12 - 4.96%	4,500,000	4,500,000
2016	5.05 - 5.05%	2,000,000	-

		$131,803,763	$80,803,763

12. Junior Subordinated Debentures:

In November 2005, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Pacific Continental Corporation Capital Trust (the “Trust”), which issued $8,248,000 of guaranteed undivided beneficial interests in the Pacific Continental’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust are owned by Pacific Continental. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8,248,000 of junior subordinated debentures of the Company. The debentures which represent the sole asset of the Trust accrue and pay distributions quarterly at a fixed rate of 6.265% per annum of the stated liquidation value of $1,000 per capital security.

Pacific Continental has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (1) accrued and unpaid distributions required to be paid on the Trust Preferred Securities, (2) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust, and (3) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on January 7, 2036, or upon earlier redemption as provided in the indenture. Pacific Continental has the right to redeem the debentures purchased by the Trust in whole or in part, on or after, January, 7, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued interest. For the years ended December 31, 2006 and 2005, the Company recognized net interest expense of $510,000 and $48,000, respectively, related to the Trust Preferred Securities.

In accordance with provision of FIN 46R, the Trust has not been consolidated in these financial statements. As a result, the junior subordinated debentures, totaling $8,248,000, are reflected on the Company’s consolidated balance sheet at December 31, 2006, under the caption, “Junior Subordinated Debentures”. The Company’s $248,000 investment in the Trust is recorded in “Other Assets” in its consolidated balance sheet at December 31, 2006.

13. Income Taxes:

The provision for income taxes for the years ended December 31 consists of the following:

	2006	2005	2004
Currently payable:
Federal	$7,626,000	$4,862,000	$4,033,000
State	835,000	615,000	848,000
	8,461,000	5,477,000	4,881,000
Deferred:
Federal	(905,000)	29,000	36,000
State	(144,000)	4,000	8,000
	(1,049,000)	33,000	44,000
Total provision for income taxes	$7,412,000	$5,510,000	$4,925,000

The provision for deferred income taxes results from timing differences in the recognition of revenue and expenses for financial statement and tax purposes. The nature and tax effect of these differences for the years ended December 31 are as follows:

	2006	2005	2004
Loan fees and other loan basis adjustment
differences between financial
statement and tax purposes	$142,184	$192,242	$92,618
Loan loss deduction for tax purposes
more (less) than provision for financial
reporting purposes	(1,132,008)	(255,356)	(89,962)
Depreciation deduction differences
between financial statement and
tax purposes	(14,917)	(16,637)	8,878
Federal Home Loan Bank stock dividends	-	4,322	35,249
Reserve for self-funded health insurance	3,094	(44,270)	(28,350)
Prepaid expenses	34,174	127,070	-
Nonqualified stock options benefit	(37,326)
Other	(44,201)	25,629	25,567

	$(1,049,000)	$33,000	$44,000
The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the years ended December 31 was as follows:

	2006		2005		2004
Expected federal income
tax provision at 34%	$7,023,000	35.00%	$5,130,000	34.00%	$4,377,000	34.00%
State income tax, net of
federal income tax effect	726,000	3.62%	402,000	2.66%	521,000	4.05%
Municipal securities tax benefit	(42,000)	-0.21%	(32,000)	-0.21%	(14,000)	-0.11%
ISO expense	184,000	0.92%	-		-
Benefit of purchased tax credits	(231,000)	-1.15%	(42,000)	-0.28%	-
Deferred tax rate adjustments
and other	(248,000)	-1.24%	52,000	0.35%	41,000	0.32%

Provision for income taxes	$7,412,000	36.94%	$5,510,000	36.52%	$4,925,000	38.26%

The tax benefit associated with stock option plans reduced taxes payable by $803,000, $324,000 and $332,000 at December 31, 2006, 2005 and 2004, respectively. Such benefit is credited to additional paid-in capital.

The components of deferred tax assets and liabilities at December 31 are as follows:
	2006	2005	2004
Assets:
Allowance for loan losses	$2,810,785	$2,027,720	$1,390,044
Basis adjustments on loans	200,390	47,579	59,310
Reserve for self-funded insurance	70,216	71,568	28,350
Oregon purchased tax credits	886,992	104,131
Nonqualified stock options	37,326	-	-
Net unrealized losses on securities	152,748	223,496	70,758
Other	-	-	5,626

Total deferred tax assets	4,158,457	2,474,494	1,554,088

Liabilities:
Federal Home Loan Bank stock dividends	597,483	579,329	575,033
Excess tax over book depreciation	329,944	339,222	352,905
Prepaid expenses	179,226	127,070	-
NWBF acquisition adjustments	571,965	587,439	-
Other, principally loan orig. costs and deferred fees	827,563	950,433	368,336

Total deferred tax liabilities	2,506,181	2,583,493	1,296,274

Net deferred tax assets/(liabilities)	$1,652,276	$(108,999)	$257,814

The Company has unused purchased energy tax credits of $886,992 as of December 31, 2006. These tax credits are expected to provide state income tax benefits of $350,632, $185,729, $185,729 and $164,902 in years 2007, 2008, 2009 and 2010, respectively. Based on the Company's historical performance, these energy tax credits will be realized in the normal course of operations and, accordingly, Management has not reduced these deferred tax assets by a valuation allowance. Management also believes that all other net deferred tax assets will be recognized in the normal course of operations and, accordingly, they have not been reduced by a valuation allowance.

14. Retirement Plan:

The Bank has a 401(k) profit sharing plan covering substantially all employees. The plan provides for employee and employer contributions. The total plan expenses, including employer contributions, were $747,748, $532,251 and $503,586 in 2006, 2005 and 2004, respectively.

15. Stock Option Plans:

Pursuant to the Company’s 1999 Employees’ Stock Option Plan, as amended (the “1999 ESOP Plan”), either incentive stock option or non-qualified option awards have been granted to employees. Subsequent to the annual shareholders’ meeting in April 2006, all shares available for future grants under this plan have been deregistered and are no longer available for future grants. Stock options in the past have been granted at exercise prices not less than 100% of the fair market value of our common stock at the grant date. The Compensation Committee or the Board of Directors determined vesting provisions when stock options were granted, and stock options granted generally vested over three or four years. The maximum life of stock options granted under this plan was ten years from the grant date. For the year ended December 31, 2006, the Company recognized $447,533 of compensation expense (included in salaries and employee benefits) from stock options vesting during the period, with no associated income tax benefits. Although compensation expense related to stock options granted to employees was not directly recognized in the results of operations during years ended December 31, 2005 and 2004, respectively, it was disclosed in a pro forma presentation as previously required by FAS 123.

Pursuant to the Company’s 1999 Directors’ Stock Option Plan, as amended (the “1999 DSOP Plan”), non-qualified options awards have been granted to directors. Subsequent to the annual shareholders’ meeting in April 2006, all shares available for future grants under this plan have been deregistered and are no longer available for future grants. Stock options had been granted at exercise prices of not less than 100% of the fair market value of our common stock at the grant date. The maximum life of options granted under this plan was ten years from the grant date. The options granted over the last two years have vesting schedules of two to three years. Prior to those grants, the options vested immediately upon grant. For the year ended December 31, 2006, the Company recognized $67,017 of compensation expense (included in salaries and employee benefits) from stock options vesting during the period, with an associated income tax benefit of $25,705. Although compensation expense related to stock options granted to directors was not directly recognized in the results of operations during years ended December 31, 2005 and 2004, respectively, it was disclosed in a pro forma presentation as previously required by FAS 123.

At the annual shareholders’ meeting in April 2006, shareholders approved the 2006 Stock Option and Equity Compensation Plan (the “2006 SOEC Plan”). Pursuant to this approval, incentive stock options, nonqualified stock options, restricted stock, restricted stock units, or stock appreciation rights may be awarded to attract and retain the best available personnel for positions of responsibility with the corporation and its subsidiaries. The exercise price for shares of common stock subject to an option shall not be less than 100% of the fair market value of a share of common stock as of the date of grant of the option; provided, however, that in the case of an incentive stock option granted to an employee who immediately before the grant of such incentive stock option is a shareholder-employee, the incentive stock option exercise price shall be at least 110% of the fair value of the common stock as of the date of grant of the incentive stock option. The Compensation Committee of the Board of Directors may impose any terms and conditions on the vesting of an award that it determines to be appropriate. The Company issued 59,950 incentive stock options to selected employees during the third and fourth quarters of 2006, which resulted in the recognition of $19,609 in compensation expense, with no associated income tax benefit, for the year ended December 31, 2006.

Pursuant to the Company’s 2006 SOEC Plan, stock appreciation rights (SARs) may be granted to employees. The stock appreciation rights may be settled in cash or cash and common stock as determined at the date of issuance. The Compensation Committee or the Board of Directors determines vesting provisions when awards are granted, and the awards granted generally vest over three or four years and have a maximum life of ten years. SARs settled in stock are recognized as equity-based awards while SARs settled in cash are recognized on the balance sheet as liability-based awards, both of which are granted at the fair market value of our common stock at the grant date. The grant-date fair value of the liability based awards vesting in the current period, along with the change in fair value of the awards during the period, are recognized as compensation expense and as an adjustment to the recorded liability. On September 19, 2006, 122,690 SARs were issued at a fair value of $4.27 per unit. Of the 122,690 SARs issued, 54,830 are to be settled in cash, while 67,860 are to be settled in stock. The conversion of SARs, to be settled in stock, is estimated to be one share of common stock for every 4.27 SARs. Therefore, we expect to issue 15,900 shares of common stock if all 67,860 SARs are settled. During 2006, the Company recognized $23,328 of compensation expense, with an associated income tax benefit of approximately $8,600 for the liability based awards. The Company also recognized $23,834 in compensation expense, with no income tax benefit, during 2006 related to the issuance of SARs settled in stock.

Also, pursuant to the Company’s 2006 SOEC Plan, non-qualified options awards have been granted to directors. Stock options have been granted at exercise prices of not less than 100% of the fair market value of our common stock at the grant date. The maximum life of options granted under this plan is ten years from the grant date. For the year ending December 31, 2006, the Company recognized $4,599 of compensation expense (included in salary and employee benefits) from stock options vesting during the periods, with associated income tax benefits of $1,702.

The Company exchanged option grants issued pursuant to the NWBF Employee and Nonemployee Director Stock Option Plans with options under the Company’s plans as a result of the NWBF acquisition. All outstanding options became 100% vested as of the merger date, November 30, 2005.

Stock Options -
The following table provides the weighted-average fair values for stock options, exclusive of the options issued as a result of the NWBF acquisition, granted during the last three years. These values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

		Year Ended December 31,
	2006	2005	2004
Expected life in years (1)	5.26	4.00	4.00
Volatility (1)	17.97%	19.20%	22.57%
Interest Rate (2)	4.70%	4.22%	3.23%
Yield Rate (3)	1.77%	1.77%	1.92%

Average Fair-Value	$3.78	$2.90	$2.86

(1)	Estimate based on historical experience. Volatility is based on historical experience over a period equivalent to the expected life in years.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
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

A summary of stock option activity for all Company plans during the current fiscal year is presented below:

Total Stock Options	Shares	Average Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,114,232	$10.82
Granted	87,150	17.93
Exercised	(413,670)	8.48
Forfeited or expired	(22,680)	12.64
Outstanding at December 31, 2006	765,032	$12.85	3.13	$5,050,996

Exercisable at December 31, 2006	481,923	$11.17	2.43	$3,989,518

A summary of value received by employees and directors exercising stock options over the last three years is presented below:

		Year Ended December 31
	2006	2005	2004
Total intrinsic value of
stock options exercised	$2,883,349	$1,572,657	$1,090,008

Stock Appreciation Rights -
The following table provides the weighted-average fair values for stock appreciation rights (SARs) to be settled in stock. These are considered to be equity-based awards. No activity was recognized during the years ended 2005 and 2004, respectively, because this type of award was first introduced in 2006. The values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

2006
Expected life in years (1)	6.00
Volatility (1)	19.51%
Interest Rate (2)	4.72%
Yield Rate (3)	1.78%

Average Fair-Value	$4.27

(1)	Estimate based on historical experience. Volatility is based on historical experience over a period equivalent to the expected life in years.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
(3)
The Company has paid cash dividends on common stock since 1985. Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date.

For any future grants, as required by FAS 123R, the Company will estimate the impact of forfeitures based on our historical experience with previously granted stock options, and consider the impact of the forfeitures when determining the amount of expense to record. The Company will generally issue new shares of common stock as these stock appreciation rights are exercised.

A summary of SAR - stock awards activity during the current fiscal year is presented below:

Total SAR - Stock Awards	Awards	Average Price Per Award	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	-	$-
Granted	67,860	17.97
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2006	67,860	$17.97	9.72	$100,433

Exercisable at December 31, 2006	-	$17.97	9.72	$-

The stock appreciation rights (SARs) to be settled in cash awarded September 19, 2006 have the same weighted -average fair values as the SARs settled in stock mentioned above because the Black-Scholes option valuation model weighted-average assumptions were the same. The SARs settled in cash are considered to be liability- based awards. No activity is recognized in 2005 and 2004, respectively, because this type of award was first introduced in 2006.

For any future grants, as required by FAS 123R, the Company will estimate the impact of forfeitures based on our historical experience with previously granted stock options, and consider the impact of the forfeitures when determining the amount of expense to record..

A summary of SAR - cash awards activity during the current fiscal year is presented below:

Total SAR - Cash Awards	Shares	Average Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	-	$-
Granted	54,830	17.97
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2006	54,830	$17.97	9.73	$81,148

Exercisable at December 31, 2006	-	$17.97	9.73	$-

At December 31, 2006, the Company has estimated unrecognized compensation expense of $734,000, $212,000 and $172,000 for unvested stock options, SAR - stock awards and SAR - cash awards, respectively. These amounts are based on forfeiture rates of 10%, 20% and 20% for stock option, SAR - stock and SAR - cash awards, respectively. The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested stock options, SAR - stock awards and SAR - cash awards is approximately 2.5, 3.7 and 3.7 years, respectively.

16. Transactions with Related Parties:

The Bank has granted loans to officers and directors and to companies with which they are associated. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. Activity with respect to these loans during the year ended December 31 was as follows:

	2006	2005
Balance, beginning of year	$771,001	$710,346

Additions or renewals	1,696,178	122,430
Amounts collected	(225,985)	(61,775)

Balance, end of year	$2,241,194	$771,001

In addition, there were $208,815 in commitments to extend credit to directors and officers at December 31, 2006, which are included among loan commitments disclosed Note 17.

Real estate management fees of $3,287 and $24,956 were paid to a director, during 2005 and 2004, respectively. There were no similar fees paid to the director in 2006.

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

Off-balance-sheet instruments at December 31 consist of the following:

	2006	2005
Commitments to extend credit (principally
variable rate)	$196,033,000	$175,922,000
Letters of credit and financial guarantees written	6,720,000	6,168,000

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

The estimated fair values of the financial instruments at December 31 are as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$32,777,983	$32,777,983	$31,843,346	$31,843,346
Securities	38,783,063	38,783,063	39,344,924	39,344,924
Loans held for sale	2,140,417	2,140,417	642,180	642,180
Loans, net of allowance
for loan losses	758,816,132	748,030,182	670,529,157	662,446,824
Interest receivable	3,998,139	3,998,139	3,343,920	3,343,920
Federal Home Loan
Bank stock	3,479,900	3,479,900	3,479,900	3,479,900

Financial liabilities:
Deposits	641,272,024	640,583,922	604,270,620	603,200,365
Federal funds purchased	4,410,000	4,410,000	-	-
Federal Home Loan
Bank borrowings	131,803,763	131,049,652	80,803,763	79,822,626
Junior subordinated debentures	8,248,000	8,152,162	8,248,000	8,248,000
Accrued interest payable	551,976	551,976	1,062,828	1,062,828

Cash and Cash Equivalents - The carrying amount approximates fair value.

Securities and Federal Home Loan Bank stock - Fair value is based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. FHLB stock is valued based on the most recent redemption price.

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

19. Commitments and Legal Contingencies:

The Company has entered into employment agreements with three key executive officers. The employment agreements provide for minimum aggregate annual base salaries of $615,000, plus performance adjustments, life insurance coverage, and other perquisites commonly found in such agreements. One agreement expires in 2007, while the other two employee agreements expire in 2009 unless extended or terminated earlier.

Various legal claims arise from time to time in the normal course of business. Based upon analysis of management, in consultation with the Company’s legal counsel, there are no current legal matters which are expected to have a material effect on the Company’s consolidated financial statements.

20. Regulatory Matters:

The Company and the Bank are subject to the regulations of certain federal and state agencies and receive periodic examinations by those regulatory authorities. In addition, they are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, and of Tier I capital to leverage assets. Management believes, as of December 31, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006 and according to FDIC guidelines, the Bank is considered to be well capitalized. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are presented in the table (the Company’s capital ratios do not differ significantly from those of the Bank).

					To Be Well
					Capitalized Under
					Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total capital (to risk
weighted assets)	$88,493,000	10.98%	$64,471,280	8%	$80,589,100	10%
Tier I capital (to risk
weighted assets)	80,058,000	9.93%	32,235,640	4%	48,353,460	6%
Tier I capital (to leverage
assets)	80,058,000	9.56%	33,503,480	4%	41,879,350	5%

As of December 31, 2005:
Total capital (to risk
weighted assets)	$73,050,575	10.48%	$55,744,800	8%	$69,681,000	10%
Tier I capital (to risk
weighted assets)	64,957,450	9.32%	27,872,400	4%	41,808,600	6%
Tier I capital (to leverage
assets)	64,957,450	10.32%	25,188,400	4%	31,485,500	5%

21. Parent Company Financial Information:

Financial information for Pacific Continental Corporation (Parent Company only) is presented below:

BALANCE SHEETS
December 31
	2006	2005
Assets:
Cash deposited with the Bank	$414,565	$660,335
Prepaid expenses	4,324	-
Deferred income taxes	-	-
Equity in Trust	248,000	248,000
Investment in the Bank, at cost plus equity
in earnings	103,439,335	88,799,776

	$104,106,224	$89,708,111

Liabilities and stockholders' equity:
Liabilities	$123,443	$48,117
Junior subordinated debentures	8,248,000	8,248,000
Stockholders' equity	95,734,781	81,411,994

	$104,106,224	$89,708,111

STATEMENTS OF INCOME
For the Periods Ended December 31

	2006	2005	2004
Income:
Cash dividends from the Bank	$-	$2,495,000	$1,280,000

	-	2,495,000	1,280,000
Expenses:
Interest expense	509,699	48,117	-
Investor relations	84,760	86,381	61,937
Legal, registration expense, and other	80,114	55,009	71,549
Personnel costs paid to Bank	95,327	267,698	63,781

	769,900	457,205	197,267

Income before income tax benefit
and equity in undistributed
earnings of the Bank	(769,900)	2,037,795	1,082,733

Income tax benefit	-	-	77,000
Equity in undistributed earnings of the Bank	13,424,418	7,540,504	6,789,019

Net income	$12,654,518	$9,578,299	$7,948,752

STATEMENTS OF CASH FLOWS
For the Periods Ended December 31

	2006	2005	2004
Cash flows from operating activities:
Net income	$12,654,518	$9,578,299	$7,948,752
Adjustments to reconcile net income
to net cash provided by operating
activities:
Equity in undistributed earnings of	(13,424,418)	(7,540,504)	(6,789,069)
the Bank
Other, net	358,463	(154,572)	(77,000)

Net cash provided by operating activities	(411,437)	1,883,223	1,082,683

Cash flows from investing activities:
Dividend received from bank subsidiary	-	2,495,000	-
Cash paid to shareholders of NWBF	-	(2,467,051)	-
Investment in subsidiary	-	(8,000,000)	-
Investment in Trust	-	(248,000)	-

Net cash used in investing activities	-	(8,220,051)	-

Cash flows from financing activities:
Proceeds from stock options exercised	3,546,887	1,039,033	1,127,879
Dividends paid	(3,381,220)	(2,555,777)	(2,163,789)
Issuance of trust preferreds	-	8,248,000
Shares repurchased and retired	-	-	(2,960)

Net cash provided (used in) financing activities	165,667	6,731,256	(1,038,870)

Net (decrease) increase in cash	(245,770)	394,428	43,813

Cash, beginning of period	660,335	265,907	222,094

Cash, end of period	$414,565	$660,335	$265,907

ITEM 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and timely reported as provided in the SEC rules and forms. As a result of this evaluation, there were no significant changes in our internal control over financial reporting during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The management of Pacific Continental Corporation has assessed the effectiveness of its internal control over financial reporting at December 31, 2006. To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company believes that as of December 31, 2005, the internal control system over financial reporting met those criteria.

The Company’s independent auditors, Moss Adams, L.L.P., have issued an attestation report on the Company’s internal control over financial reporting. The attestation report can be found on pages 35 and 36 of this document.

ITEM 9b. Other Information

None

PART III

ITEM 10 Directors and Executive Officers of the Company

The information regarding “Directors and Executive Officers of the Registrant” of the Bank is incorporated by reference from the sections entitled “ELECTION OF DIRECTORS—Nominees for Director and Continuing Directors,” “MANAGEMENT” and “COMPLIANCE WITH SECTION 16(a) FILING REQUIREMENTS” of the Company’s 2007 Annual Meeting Proxy Statement (the “Proxy Statement”).

Information regarding the Company’s Audit Committee financial expert appears under the section entitled “INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES - Certain Committees of the Board of Directors” in the Company’s Proxy Statement and is incorporated by reference.

In September of 2003, consistent with the requirements of The Sarbanes-Oxley Act, the Company adopted a Code of Ethics applicable to senior financial officers including the principal executive officer. There have been no changes in the Code of Ethics since that time. The Code of Ethics was filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year-end December 31, 2003. The Code of Ethics can also be accessed electronically by visiting the Company’s website at www.therightbank.com.

ITEM 11 Executive Compensation

The information regarding “Executive Compensation” is incorporated by reference from the sections entitled “COMPENSATION DISCUSSION AND ANALYSIS,” “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” of the Proxy Statement.

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

ITEM 14  Principal Accountant Fees and Services

For information concerning principal accountant fees and services as well as related pre-approval policies, see “AUDITORS - Fees Paid to Independent Accountants” in the Company’s Proxy Statement, which is incorporated by reference.

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
10.1 1999 Employee Stock Option Plan (3)
10.2 1999 Director’s Stock Option Plan (3)
10.3 2006 Stock Option and Equity Compensation Plan (4)
10.4 Form of Restricted Stock Award Agreement (4)
10.5 Form of Stock Option Award Agreement (4)
10.6 Form of Restricted Stock Unit Agreement (4)
10.7 Form of Stock Appreciation Rights Agreement (4)
10.8 Executive Severance/Change of Control Agreement for Mitch Hagstrom (2)
10.9 Executive Severance/Change of Control Agreement for Daniel Hempy (2)
10.10 Executive Severance/Change of Control Agreement for Michael Reynolds (2)
10.11 Executive Employment Agreement for Roger Busse
10.12 Executive Employment Agreement for Hal Brown (5)
10.13 Director Fee Schedule, Effective January 1, 2005 (2)
10.14 NWB Financial Corporation Employee Stock Option Plan (6)
10.15 NWB Financial Corporation Director Stock Option Plan (6)
10.16 Director Fee Schedule, Effective January 1, 2007
14 Code of Ethics for Senior Financial Officers and
Principal Executive Officer (7)
23.1 Accountants Consent of Moss Adams L.L.P.
23.2 Accountants Consent of Isler CPA successor to Zirkle Long Trigueiro & Ward L.L.C.
31.1 302 Certification, Hal Brown, President and Chief Executive Officer
31.2 302 Certification, Michael A. Reynolds, Executive Vice President and
Chief Financial Officer
32 Certifications Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on 10-Q for the Quarter ended March 31, 2004.

(2)	Incorporated by reference to Exhibit 3.1, 10.1, 10.2, 10.3, 10.4, and 10.5 of the Company’s Quarterly
Report on 10-Q for the Quarter ended March 31, 2005.

(3)	Incorporated by reference to Exhibits 99.1 - 99.4 of the Company’s S-8 Registration Statement (File No. 333-109501).

(4)	Incorporated by reference to Exhibits 91.1 - 91.5 of the Company’s S-8 Registration Statement (File No. 333-134702).

(5)	Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s S-8 Registration Statement (File No. 333-130886).

(7)	Incorporated by reference to Exhibit 14 of the Company’s Annual Report on 10-K for the year ended December 31, 2003.

(a)(3)	Financial Statement Schedules

--

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on March 12, 2007.

PACIFIC CONTINENTAL CORPORATION
(Company)

By: /s/ Hal M. Brown
Hal Brown
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 12th day of March, 2007.

Principal Executive Officer

By /s/ Hal M. Brown	President and Chief Executive Officer
Hal Brown	and Director

Principal Financial and Accounting Officer

By /s/ Michael A. Reynolds	Executive Vice President and
Michael A. Reynolds	Chief Financial Officer

Remaining Directors

By /s/ Robert A. Ballin	Chairman of the Board
Robert A. Ballin

By /s/ Donald G. Montgomery	Vice Chairman	By /s/ Michael D. Holzgang	Director
Donald G. Montgomery		Michael D. Holzgang

By /s/ Larry G. Campbell	Director	By /s/ Donald L. Krahmer, Jr.	Director
Larry G. Campbell		Donald L. Krahmer, Jr.

By /s/ Cathi Hatch	Director	By /s/ John H. Rickman	Director
Cathi Hatch		John H. Rickman

By /s/ Michael S. Holcomb	Director	By /s/ R. Jay Tejera	Director
Michael S. Holcomb		R. Jay Tejera

By /s/ Michael E. Heijer	Director
Michael E. Heijer

CERTIFICATION

I, Hal Brown, certify that:
1.	I have reviewed this Form 10-K of Pacific Continental Corporation;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 12, 2007	/s/ Hal Brown
Hal Brown, President & CEO

CERTIFICATION

I, Michael A. Reynolds, certify that:
1.	I have reviewed this Form 10-K of Pacific Continental Corporation;

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

Date: March 12, 2007                                        /s/ Michael A. Reynolds
                                            Michael A. Reynolds, Executive Vice President & CFO

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacific Continental Corporation (the “Company”) on Form 10-K for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Hal M. Brown, Chief Executive Officer, and Michael A. Reynolds, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: March 12, 2007