Form 10-Q
period 2007-03-31
PACIFIC CONTINENTAL CORP
filed 2007-05-07
CIK 1084717

As Filed with the Securities & Exchange Commission on May 7, 2007

SECURITIES & EXCHANGE COMMISSION

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act  of 1934 for the quarterly period ended March 31, 2007.

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
Large accelerated filer __  Accelerated filer X      Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes __     No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock outstanding as of April 30, 2007:  10,731,766

PACIFIC CONTINENTAL CORPORATION
FORM 10-Q
QUARTERLY REPORT

CONSOLIDATED INCOME STATEMENTS
Amounts in $ 000’s, Except for Per Share Data
(Unaudited)

	Quarter ended
	March 31,
	2007	2006
Interest and dividend income
Loans	$16,207	$13,589
Securities	419	402
Dividends on Federal Home Loan Bank stock	3	-
Federal funds sold	18	11
	16,647	14,002

Interest expense
Deposits	4,622	3,422
Federal Home Loan Bank borrowings	1,535	985
Trust preferred securities	125	128
Federal funds purchased	47	107
	6,329	4,642

Net interest income	10,318	9,360

Provision for loan losses	200	250
Net interest income after provision	10,118	9,110

Noninterest income
Service charges on deposit accounts	335	329
Other fee income, principally bankcard	368	352
Loan servicing fees	24	33
Mortgage banking income and gains
on loan sales	108	155
Other noninterest income	113	88
	948	957

Noninterest expense
Salaries and employee benefits	4,015	3,248
Premises and equipment	758	723
Bankcard processing	123	121
Business development	311	388
Other noninterest expense	1,152	909
	6,358	5,389

Income before income taxes	4,708	4,678
Provision for income taxes	1,713	1,746

Net income	$2,995	$2,932

Earnings per share
Basic	$0.28	$0.28
Diluted	$0.28	$0.28

Weighted average shares outstanding
Basic	10,692	10,380

Common stock equivalents
attributable to stock options	187	186
Diluted	10,879	10,566
See accompanying notes.

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in $ 000’s
(Unaudited)

	Quarter ended
	March 31,
	2007	2006

Net income	$2,995	$2,932

Other comprehensive income:
Unrealized gains (losses) arising during the
period	62	(214)

Income tax (expense) benefit	(24)	82
Net unrealized gains (losses) on securities
available for sale	38	(132)
Comprehensive Income	$3,033	$2,800

See accompanying notes.

CONSOLIDATED BALANCE SHEET
Amounts in $ 000’s
(Unaudited)

	Mar. 31,	Dec. 31,	Mar. 31,
	2007	2006	2006
ASSETS
Cash and due from banks	$19,557	$32,323	$22,509
Interest-bearing deposits with banks	408	406	500
Federal funds sold	83	50	1,169
Total cash and cash equivalents	20,047	32,778	24,178

Securities available-for-sale	37,313	38,783	38,033
Loans held for sale	-	2,140	175
Loans, less allowance for loan losses	779,425	758,816	695,572
Interest receivable	3,876	3,998	3,346
Federal Home Loan Bank stock	3,480	3,480	3,480
Property, net of accumulated depreciation	18,448	18,591	17,179
Goodwill and other intangible assets	23,570	23,626	24,146
Deferred tax asset	1,564	1,652	-
Other assets	1,599	1,486	1,524

Total assets	$889,322	$885,351	$807,633

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-bearing demand	$169,779	$187,834	$162,991
Savings and interest-bearing checking	370,396	355,863	327,302
Time $100,000 and over	47,608	48,876	53,852
Other time	49,872	48,699	71,083
Total deposits	637,655	641,272	615,228

Federal funds purchased	13,335	4,410	-
Federal Home Loan Bank borrowings	127,179	131,804	93,679
Junior subordinated debenture	8,248	8,248	8,248
Accrued merger consideration liability	256	256	1,156
Accrued interest and other payables	3,752	3,626	3,038
Total liabilities	790,425	789,616	721,349

Stockholders' equity
Common stock	59,347	58,255	56,229
Retained earnings	39,756	37,725	30,546
Accumulated other comprehensive loss	(207)	(245)	(491)
	98,897	95,735	86,284

Total liabilities and stockholders’ equity	$889,322	$885,351	$807,633

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in $ 000’s
(Unaudited)

	Quarter ended March 31,
	2007	2006

Net cash provided by operating activities	$6,040	$3,431

Cash flows from investing activities
Proceeds from sales and maturities of investment securities	1,551	1,093
Loans made net of principal collections received	(20,732)	(21,011)
Purchase of loans	(40)	(4,284)
Cash paid for acquisitions	-	(11,849)
Purchase of property	(174)	(487)
Proceeds on sale of foreclosed assets	-	169

Net cash provided by investing activities	(19,395)	(36,369)

Cash flow from financing activities
Change in deposits	(3,617)	10,957
Change in federal funds purchased and
FHLB short-term borrowings	(75)	12,000
Proceeds from FHLB term advances	166,500	52,000
FHLB term advances paid-off	(162,125)	(51,125)
Proceeds from stock options exercised	807	2,174
Excess tax benefit of stock options exercised	98	105
Dividends paid	(964)	(838)

Net cash provided by financing activities	624	25,273

Net decrease in cash and cash equivalents	(12,731)	(7,665)

Cash and cash equivalents, beginning of period	32,778	31,843

Cash and cash equivalents, end of period	$20,047	$24,178
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A complete set of Notes to Consolidated Financial Statements is a part of the Company’s 2006 Form 10-K filed March 15, 2007. The notes below are included due to material changes in the financial statements or to provide the reader with additional information not otherwise available. All numbers in the following notes are expressed in thousands, except per share data.

1. Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Pacific Continental Corporation (the “Company”), a bank holding company, and its wholly-owned subsidiary, Pacific Continental Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, PCB Services Corporation and PCB Loan Services Corporation (both of which are presently inactive). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company without audit and in conformity with generally accepted accounting principles in the United States of America for interim financial information. The financial statements include all adjustments and normal accruals, which the Company considers necessary for a fair presentation of the results of operations for such interim periods. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, as of the date of the balance sheets and income and expenses for the periods. Actual results could differ from those estimates.

The balance sheet data as of December 31, 2006 was derived from audited financial statements, but does not include all disclosures contained in the Company’s 2006 Form 10-K. The interim consolidated financial statements should be read in conjunction with the December 31, 2006 consolidated financial statements, including the notes thereto, included in the Company’s 2006 Form 10-K.

2. Stock Option Plans

The Company adopted Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment” (“FAS 123R”) effective January 1, 2006. FAS 123R establishes the accounting required for share-based compensation, and requires companies to measure and recognize compensation expense for all share-based payments at the grant date based on the fair value of the award, as defined in FAS 123R, and include such costs as an expense in our income statements over the requisite service (vesting) period. The Company adopted FAS 123R using a modified prospective application, whereby the provisions of the statement have applied prospectively only from the date of adoption for new (issued subsequent to December 31, 2005) and unvested stock option awards for which the requisite service is rendered after the date of adoption. Thus, the Company recognizes as expense the fair value of stock options issued prior to January 1, 2006, but vesting after January 1, 2006, over the remaining vesting period. In addition, compensation expense must be recognized for any awards modified, repurchased, or cancelled after the date of adoption. Under the modified prospective application, no restatement of previously issued results of operations is required. The Company uses the Black-Scholes option pricing model to measure fair value.

Pursuant to the Company’s 1999 Employees’ Stock Option Plan, as amended (the “1999 ESOP Plan”), either incentive stock option or non-qualified option awards have been granted to employees. Subsequent to the annual shareholders’ meeting in April 2006, all shares available for future grants under this plan were cancelled and are no longer available for future grants. Stock options in the past have been granted at exercise prices not less than 100% of the fair market value of our common stock at the grant date. The Compensation Committee or the Board of Directors determined vesting provisions when stock options were granted, and stock options granted generally vested over three or four years. The maximum life of stock options granted under this plan was ten years from the grant date. For the three month periods ending March 31, 2007 and 2006, we recognized $78 and $121, respectively, of compensation expense (included in personnel expenses) from stock options vesting during the period, with no associated income tax benefit. No options under this plan have been granted since the second quarter of 2006.

Pursuant to the Company’s 1999 Directors’ Stock Option Plan, as amended (the “1999 DSOP Plan”), non-qualified options awards have been granted to directors. Subsequent to the annual shareholders’ meeting in April 2006, all shares available for future grants under this plan were cancelled and are no longer available for future grants. Stock options had been granted at exercise prices of not less than 100% of the fair market value of our common stock at the grant date. The maximum life of options granted under this plan was ten years from the grant date. The last vesting of granted options under this plan occurred in the current quarter. For the three month periods ending March 31, 2007 and 2006, we recognized $7 and $17, respectively, of compensation expense (included in personnel expenses) from stock options vesting, with associated income tax benefits of $3 and $6, respectively. No options under this plan have been granted during 2006 or 2007.

Pursuant to the approval of the 2006 Stock Option and Equity Compensation Plan (the “2006 SOEC Plan”) at the annual shareholders’ meeting in April 2006, incentive stock options, nonqualified stock options, restricted stock, restricted stock units, or stock appreciation rights may be awarded to attract and retain the best available personnel for positions of responsibility with the corporation and its subsidiaries. The exercise price for shares of common stock subject to an option shall not be less than 100% of the fair market value of a share of common stock as of the date of grant of the option; provided, however, that in the case of an incentive stock option granted to an employee who immediately before the grant of such incentive stock option is a shareholder-employee, the incentive stock option exercise price shall be at least 110% of the fair value of the common stock as of the date of grant of the incentive stock option. The Compensation Committee of the Board of Directors may impose any terms and conditions on the vesting of an award that it determines to be appropriate. The Company issued 65 incentive stock options, with a fair value of $4.89 per unit, to selected employees during the first quarter of 2007, which, with other incentive stock options granted in prior periods, resulted in the recognition of $23 in compensation expense, with no associated income tax benefit, for the three month period ending March 31, 2007.

Pursuant to the Company’s 2006 SOEC Plan, stock appreciation rights (SARs) may be granted to employees. The stock appreciation rights may be settled in cash or cash and common stock as determined at the date of issuance. The Compensation Committee or the Board of Directors determines vesting provisions when awards are granted, and the awards granted generally vest over three or four years and have a maximum life of ten years. SARs settled in stock are recognized as equity-based awards while SARs settled in cash are recognized on the balance sheet as liability-based awards, both of which are granted at the fair market value of our common stock at the grant date. The grant-date fair value of the liability based awards vesting in the current period, along with the change in fair value of the awards during the period, are recognized as compensation expense and as an adjustment to the recorded liability. On February 13, 2007, 138 SARs were issued at a fair value of $4.89 per unit. Of the 138 SARs issued, 60 are to be settled in cash, while 78 are to be settled in stock. The conversion of SARs, to be settled in stock, is estimated to be one share of common stock for every 4.89 SARs. Therefore, we expect to issue 16 shares of common stock if all 78 SARs are settled. During the first quarter 2007, the Company recognized $6 of compensation expense, with an associated income tax benefit of approximately $2 for the liability based awards. The Company also recognized $27 in compensation expense, with no income tax benefits, during the first quarter 2007 related to the issuance of SARs settled in stock.

Also, pursuant to the Company’s 2006 SOEC Plan, non-qualified options awards have been granted to directors. Stock options have been granted at exercise prices of not less than 100% of the fair market value of our common stock at the grant date. The maximum life of options granted under this plan is ten years from the grant date. The Company issued 16 nonqualified stock options, with a fair value of $3.40 per option, to the directors during the first quarter of 2007. For the three month period ending March 31, 2007, the Company recognized $6 of compensation expense (included in salary and employee benefits) from stock options vesting during the period, with an associated income tax benefit of $2.

Stock Options -
The following table provides the weighted-average fair values for stock options granted during the three months ended March 31, 2007 and 2006. These values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended Mar. 31,
	2007	2006

Expected life in years (1)	5.61	4.00
Volatility (1)	17.87%	17.23%
Interest Rate (2)	4.81%	4.65%
Yield Rate (3)	1.58%	1.65%

Average Fair-Value	$4.60	$3.06

(1)	Estimate based on historical experience. Volatility is based on historical experience over a period equivalent to the expected life in years.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
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

A summary of stock option activity for all Company plans during the current fiscal year is presented below:

Total Stock Options	Shares	Average Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	765	$12.85
Granted	81	20.23
Exercised	(77)	10.52
Forfeited or expired	(1)	14.85
Outstanding at March 31, 2007	768	$13.85	3.68	$3,869

Exercisable at March 31, 2007	419	$11.32	2.33	$3,104

Nonvested Options	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006	283	$3.17
Granted	81	4.60
Vested	(14)	2.32
Forfeited or expired	(1)	2.90
Outstanding at March 31, 2007	349	$3.53

A summary of value received by employees and directors exercising stock options for the three month periods ending March 31, 2007 and 2006 is presented below:
	Three months ended Mar. 31,
	2007	2006
Total intrinsic value of
stock options exercised	$713	$1,750

Stock Appreciation Rights -
The following table provides the weighted-average fair values for stock appreciation rights (SARs) to be settled in stock granted during the three months ended March 31, 2007. These are considered to be equity-based awards. No activity was recognized during the first quarter 2006, because this type of award was first introduced in the third quarter 2006. The values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

2007
Expected life in years (1)	6.00
Volatility (1)	18.68%
Interest Rate (2)	4.81%
Yield Rate (3)	1.58%

Average Fair-Value	$4.89

(1)	Estimate based on historical experience. Volatility is based on historical experience over a period equivalent to the expected life in years.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
(3)
The Company has paid cash dividends on common stock since 1985. Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date.

A summary of SAR - stock awards activity during the current fiscal year is presented below:

Total SAR - Stock Awards	Awards	Average Price Per Award	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	68	$17.97
Granted	78	20.23
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2007	146	$19.18	9.69	$52

Exercisable at March 31, 2007	-	$-	-	$-

Nonvested SAR - Stock Awards	Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006	68	$4.27
Granted	78	4.89
Vested	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2007	146	$4.60

The stock appreciation rights (SARs) to be settled in cash awarded February 13, 2007 have the same weighted -average fair values as the SARs settled in stock mentioned above.

A summary of SAR - cash awards activity during the current fiscal year is presented below:

Total SAR - Cash Awards	Shares	Average Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	55	$17.97
Granted	60	20.23
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2007	115	$19.15	9.68	$42

Exercisable at March 31, 2007	-	$19.15	9.68	$-

Nonvested SAR - Cash Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006	55	4.27
Granted	60	4.89
Vested	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2007	115	$4.59

For any future grants, as required by FAS 123R, the Company will estimate the impact of forfeitures based on our historical experience with previously granted stock options, and consider the impact of the forfeitures when determining the amount of expense to record for both stock and cash settled SARs.

At March 31, 2007, the Company has estimated unrecognized compensation expense of $891, $490 and $386 for unvested stock options, SAR - stock awards and SAR - cash awards, respectively. These amounts are based on forfeiture rates of 20% for all awards granted to employees. The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested stock options, SAR - stock awards and SAR - cash awards is approximately 2.6, 3.7 and 3.7 years, respectively.

3. Loans

Major classifications of period end loans are as follows:

	March 31, 2007	December 31, 2006	March 31, 2006
Commercial loans	$182,846	$169,566	$153,072
Real estate loans	598,217	590,855	542,545
Consumer loans	9,290	9,168	10,532

	790,353	769,589	706,149
Deferred loan origination fees	(2,452)	(2,489)	(2,489)

	787,901	767,100	703,660
Allowance for loan losses	(8,476)	(8,284)	(8,088)

	$779,425	$758,816	$695,572

Allowance for loan losses

Below is a summary of additions, charge-offs and recoveries within the allowance for loan losses for the three month periods ending March 31, 2007 and 2006:

	2007	2006
Balance, January 1	$8,284	$7,792
Provision charged to income	200	250
Loans charged against allowance	(24)	(11)
Recoveries credited to allowance	17	57

Balance, March 31	$8,476	$8,088

The recorded investment in restructured and other impaired loans totaled $950 and $776 at March 31, 2007 and 2006, respectively. Impaired loans at March 31, 2007 include $464 of nonaccrual loans (net of guarantees) and $486 of loans to a single borrower performing under revised terms. The specific valuation allowance for loan losses related to these impaired loans was $198 and $237 at March 31, 2007 and 2006, respectively, and is included in the ending allowance shown above. The average recorded investment in impaired loans was approximately $710 and $725 during the first quarter of 2007 and 2006, respectively. Interest income recognized on restructured and impaired loans was $13 and $9 in the first quarter 2007 and 2006, respectively.

A substantial portion of the loan portfolio is collateralized by real estate, and is, therefore, susceptible to changes in local market conditions. Management believes that the loan portfolio is diversified among industry groups. At March 31, 2007, outstanding residential construction loans totaled $105,624 and represented 13.4% of total outstanding loans. In addition, at March 31, 2007, unfunded loan commitments for residential construction totaled approximately $53,762. Outstanding residential construction loans at December 31, 2006 were $100,996 or 13.1% of total outstanding loans, and unfunded commitments for residential construction totaled approximately $59,642. At March 31, 2007, there were two residential construction loans totaling $266 on nonaccrual status and considered impaired at March 31, 2007. Subsequent to the end of the first quarter, both of these nonaccrual residential construction loans were placed on accrual status and are performing according to the original contractual agreements. There are no other industry concentrations in excess of 10% of total outstanding loans. It is management’s opinion that the allowance for loan losses is adequate to absorb known and inherent risks in the loan portfolio. However, actual results may differ from estimates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Pacific Continental Corporation and its wholly-owned subsidiary Pacific Continental Bank operating results and financial condition for the first quarter of 2007. When warranted, comparisons are made to the same period in 2006 and to the previous year ended December 31, 2006. The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company’s Form 10-K for the previous year ended December 31, 2006, which contains additional statistics and explanations. All numbers, except per share data, are expressed in thousands of dollars.

In addition to historical information, this report contains ``forward-looking statements'' within the meaning of the Private Securities Litigation Reform Act of 1995 (``PSLRA''). Such forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those projected, including but not limited to the following: the concentration of loans of the company's banking subsidiary, particularly with respect to commercial and residential real estate lending; changes in the regulatory environment and increases in associated costs, particularly ongoing compliance expenses and resource allocation needs in response to the Sarbanes-Oxley Act and related rules and regulations; vendor quality and efficiency; employee recruitment and retention, specifically in the Bank's Portland and Seattle markets; the company's ability to control risks associated with rapidly changing technology both from an internal perspective as well as for external providers; increased competition among financial institutions; fluctuating interest rate environments; and similar matters. Readers are cautioned not to place undue reliance on the forward-looking statements. Pacific Continental Corporation undertakes no obligation to publicly revise or update the forward-looking statements to reflect events or circumstances that arise after the date of this filing. Readers should carefully review any risk factors described in Pacific Continental’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other documents, including any Current Reports on Form 8-K furnished to or filed from time to time with the Securities & Exchange Commission. This statement is included for the express purpose of invoking PSLRA's safe harbor provisions.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2006 as filed on the Form 10-K. Management believes that the following policies and those disclosed in the Notes to Consolidated Financial Statements should be considered critical under the SEC definition:

Allowance for Loan Losses and Reserve for Unfunded Commitments

The allowance for outstanding loans is classified as a contra-asset account offsetting outstanding loans, and the allowance for unfunded commitments is classified as an other liability on the balance sheet. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balances of the allowance for loan losses for outstanding loans and unfunded commitments are maintained at amounts management believes will be adequate to absorb known and inherent losses in the loan portfolio and commitments to loan funds. The appropriate balance of the allowance for loan losses is determined by applying loss factors to the credit exposure from outstanding loans and unfunded loan commitments. Estimated loss factors are based on subjective measurements including management’s assessment of the internal risk classifications, changes in the nature of the loan portfolios, industry concentrations, and the impact of current local, regional, and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are possible and may have a material impact on the Company’s consolidated financial statements, results of operations, or liquidity.

Goodwill and Intangible Assets

At March 31, 2007, the Company had $23,570 in goodwill and other intangible assets consisting of $22,030 in goodwill from the 2005 acquisition of NWBF, $276 in goodwill from the acquisition of the Coos Bay consumer finance office, and $1,264 in core deposit intangible from the 2005 acquisition of NWBF. The core deposit intangible is currently being amortized to expense over seven years at approximately $223 per year. In accordance with Financial Accounting Standard 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002, assets with indefinite lives are no longer amortized, but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives quarterly and has determined that there was no impairment as of March 31, 2007.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurement”, defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. FAS 157 is effective for the Company beginning in 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 157.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006, and are not expected to have a material impact on our financial statements as the Company does not currently offer a defined benefit plan for its employees.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The FASB's stated objective is "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions."

The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.

Although early adoption of this standard is allowed, the Company has elected to adopt Statement 159 effective January 1, 2008 as that is the beginning of our next fiscal year after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159.

HIGHLIGHTS

	For the quarter ended March 31,
	2007	2006	% Change
Net income	$2,995	$2,932	2%

Earnings per share
Basic	$0.28	$0.28	0%
Diluted	$0.28	$0.28	0%

Assets, period-end	$889,322	$807,633	10%
Loans, period-end	$787,901	$703,660	12%
Deposits, period-end	$637,655	$615,228	4%

Return on average assets (1)	1.39%	1.50%
Return on average equity (1)	12.27%	13.99%
Return on average tangible equity (2)	16.11%	19.55%

(1) Amounts annualized.
(2) Tangible equity excludes goodwill and core deposit intangibles related to acquisitions

The Company earned $2,995 in the first quarter 2007, a 2% increase over net income of $2,932 for the same quarter last year. The improvement in income was primarily the result of loan and deposit growth, which resulted in a $958 or 10% increase in net interest income.

Assets and deposits at March 31, 2007 showed growth rates of 10% and 4%, respectively, over March 31, 2006. Core deposits, which are defined as demand deposits, interest checking, money market account, and local time deposits (including local time deposits in excess of $100 thousand), constitute 90% of March 31, 2007 outstanding deposits compared to 86% at March 31, 2006. Outstanding core deposits at March 31, 2007 were $571,275, and up $41,542 or 8% over outstanding core deposits at March 31, 2006. Noninterest-bearing demand deposits were $169,779 or 27% of total deposits at March 31, 2007.

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

The net interest margin as a percentage of earning assets for the first quarter 2007 was 5.23%, a 2 basis point decline from the 5.25% net interest margin reported for first quarter 2006. The first quarter 2007 net interest margin of 5.23% was also down 12 basis points from the fourth quarter 2006 net interest margin of 5.35%. The decline in the first quarter 2007 net interest margin from fourth quarter 2006 was due to a 12 basis point increase in the Bank’s cost of funds. While the Bank’s cost of funds increased on a linked quarter basis, the yields on earning assets, specifically loan yields were flat in first quarter 2007 with fourth quarter 2006. The increase in the first quarter 2007 cost of funds over fourth quarter 2007 can primarily be attributed to a change in the mix of deposits as average noninterest-bearing demand deposits declined by approximately $7,800 in first quarter 2007 from fourth quarter 2006, while average interest-bearing money market accounts increased by approximately $9,800. In addition, the Bank used higher cost alternatives or wholesale funding to fund the first quarter loan growth, also contributing to the higher cost of funds in the first quarter 2007.

The Bank’s net interest margin continued to be under pressure in the current interest rate environment, specifically the inverted yield curve. The inversion of the yield curve continued to compress the net interest margin as the spreads between the bank’s new and existing fixed rate loans and the cost of alternative or wholesale funding continued to be very narrow in the range of 200 to 300 basis points. Offsetting some of this pressure was a decline of approximately 13 basis points in the 91-day Treasury bill rate during the first quarter 2007, which lowered the interest rate on approximately $175,000 of the Bank’s indexed money market accounts.

Looking forward to second quarter 2007, management expects little change in the current market interest rate environment. Based on this assumption, management expects the second quarter 2007 net interest margin to be flat or down slightly from first quarter 2007. During the second half of 2007, management expects some improvement in the net interest margin over first quarter 2007 as historically, core deposit growth accelerates and funds all or a substantial portion of loan growth, thus lowering the Bank’s cost of funds. However, based on the current market interest rate environment, expected improvement in the net interest margin during the last half of 2007 is highly dependent upon acceleration in core deposit growth, and that this growth in core deposits will be in the anticipated projected mix.

The following table presents the condensed balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates on interest-bearing liabilities for the three months ended March 31, 2007 compared to March 31, 2006:

Table I
Average Balance Analysis of Net Interest Earnings
(dollars in thousands)

		Three Months Ended			Three Months Ended
		March 31, 2007			March 31, 2006
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
Interest-Earning Assets
Federal funds sold and interest-
bearing deposits in banks	$1,475	$18	5.02%	$1,101	$11	4.16%
Securities available for sale:
Taxable (1)	37,934	392	4.19%	39,135	373	3.86%
Tax-exempt	3,600	30	3.40%	3,165	29	3.77%
Loans, net of allowance
for loan losses (2) (3) (4)	756,823	16,207	8.68%	679,807	13,589	8.11%

Total interest-earning assets	799,832	16,647	8.44%	723,208	14,002	7.85%

Nonearning Assets
Cash and due from banks	22,396			24,052
Premises and equipment	19,338			17,113
Goodwill & other intangibles	23,601			24,166
Interest receivable and other	6,480			4,375
Total non interest assets	71,815			69,706

Total assets	$871,647			$792,914

Interest-Bearing Liabilities
Money market and NOW accounts	$346,057	3,324	3.90%	$287,045	2,118	2.99%
Savings deposits	26,030	142	2.21%	22,424	71	1.29%
Time deposits	98,067	1,156	4.78%	125,086	1,232	3.99%
Federal funds purchased	3,416	49	5.80%	8,975	108	4.86%
FHLB borrowings	122,464	1,533	5.08%	92,660	985	4.31%
Trust preferred	8,248	125	6.17%	8,248	128	6.27%

Total interest-bearing liabilities	604,282	6,329	4.25%	544,438	4,642	3.46%
Noninterest-Bearing Liabilities
Demand deposits	164,080			154,428
Interest payable and other	4,277			9,052
Total noninterest liabilities	168,357			163,480
Total liabilities	772,639			707,918
Stockholders' equity	99,008			84,996
Total liabilities and stockholders' equity	$871,647			$792,914
Net Interest Income		$10,318			$9,360
Net Interest Income
as a Percentage of Earning Assets		5.23%			5.25%

(1) Federal Home Loan Bank stock is included in securities available for sale.
(2) Nonaccrual loans have been included in average balance totals.
(3) Interest income includes recognized loan origination fees of $492 and $424 for the quarters ended
March 31, 2007 and 2006, respectively.
(4) Total includes loans held for sale.

Table I shows that earning asset yields improved by 59 basis points in first quarter 2007 over first quarter 2006 from 7.85% to 8.44%.

Table I shows that growth in core deposits came primarily in money market and NOW account volumes, which were up approximately $59,000. Table I also illustrates the change in the mix of alternative or wholesale funding use. Time deposits, primarily brokered time deposits declined by approximately $27,000, while there was a corresponding increase of approximately $30,000 in FHLB borrowings. Table I also illustrates the difference in the cost of alternative funding sources compared to the cost of core deposits. For example, FHLB borrowings average cost of 5.08% in first quarter 2007 compared to 3.90% for money market and interest checking accounts.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended March 31, 2007 and March 31, 2006.

Table II
Analysis of Changes in Interest Income and Interest Expense
(dollars in thousands)
		Q1 2007 compared to Q1 2006
		Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest
bearing deposits in banks	$4	$3	$7
Securities available-for-sale:
Taxable	(11)	30	19
Tax-exempt	4	(3)	1
Loans, net of allowance for loan losses	1,539	1,079	2,618

Total interest income	1,536	1,109	2,645

Interest paid on:
Money market and NOW accounts	(568)	(638)	(1,206)
Savings deposits	(20)	(51)	(71)
Time deposits	319	(242)	77
Federal funds purchased	80	(21)	59
Term borrowings	(373)	(175)	(548)
Trust preferred	-	2	2

Total interest expense	(562)	(1,125)	(1,687)

Net interest income	$974	$(16)	$958

The year-to-date March 31, 2007 rate/volume analysis in Table II above shows that interest income including loan fees improved by $2,645 over the same period last year. Higher volumes of earning assets increased interest income by $1,536, and higher yields on loans increased interest income by $1,109. The rate/volume analysis shows that interest expense through March 31, 2007 increased by $1,687 over last year, as higher volumes on all deposit categories caused interest expense to increase by $562, combined with changes in rates, which increased interest expense by $1,125.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the first three months of 2007:

2007
Balance, January 1	$8,284
Provision charged to income	200
Loans charged against allowance	(24)
Recoveries credited to allowance	17

Balance, March 31	$8,476

The first quarter 2007 provision for loan losses was $200, compared to $250 for the same quarter last year.
The lower provision in first quarter 2007 reflects improvement in the overall quality of the loan portfolio. The loan loss provision for second quarter and subsequent quarters in 2007 is expected to be dependent upon loan growth in subsequent quarters as there is very limited additional benefit available from further improvement in the overall credit quality of the portfolio.

Net loan losses in first quarter 2007 were $7, compared to $46 in net recoveries reported for first quarter 2006. Annualized net loan losses (recoveries) to average outstanding loans were 0.00% for first quarter 2007 compared to (0.03)% for first quarter 2006.

The allowance for loan losses at March 31, 2007 was 1.08% of period end loans, excluding loans held for sale, compared to 1.08% and 1.15% at December 31, 2006 and March 31, 2006, respectively. At March 31, 2007, the allowance for loan losses as a percentage of net nonperforming loans was 1,828% or 18.3 times the level of net nonperforming loans. That compares to 2,751% at March 31, 2006. The allowance at March 31, 2007 includes $198 in specific allowance (included in the ending allowance above) for impaired loans, which total $950. Impaired loans include $464 of nonaccrual loans and two loans totaling $486 that are performing under revised terms. At December 31, 2006, the Company had $495 of restructured and impaired loans with a specific allowance of $109 assigned. At March 31, 2006, the Company had $776 of impaired loans with a specific allowance of $237 assigned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned for the periods covered in this report:

	Mar. 31, 2007	Dec. 31, 2006	Mar. 31, 2006
Nonaccrual loans	$464	$-	$287
90 days past due and accruing interest	-	-	34
Total nonperforming loans	464	-	321
Nonperforming loans guaranteed by government	-	-	(27)
Net nonperforming loans	464	-	294
Foreclosed assets	-	-	22
Total nonperforming assets, net of guaranteed loans	$464	$-	$316

At March 31, 2007, net nonperforming assets as a percentage of total assets was 0.06%. That compares to total net nonperforming assets to total assets of 0.00% and 0.04% at December 31, 2006 and March 31, 2006, respectively.

Noninterest Income

Noninterest income was $948 in the first quarter of 2007, a decrease of $9 or 1% from the same period in 2006. The Bank experienced year-over-year declines in NSF / OD fees and revenues from the origination and sales of residential mortgages. Offsetting some of this decline were increases in merchant bankcard processing fees and the other income category, specifically loan referral fees and check printing fees.

On a linked quarter basis, noninterest income in first quarter 2007 of $948 was down $86 from fourth quarter 2006 noninterest income of $1,034. The decline in linked quarter noninterest income can be primarily attributable to a $98 drop in the revenues from the origination and sales of mortgage loans. Typically, the first quarter is a slower period for mortgage originations; however, the Bank also experienced turnover of key personnel in this area that contributed to the linked quarter decline in noninterest income.

Looking forward to second quarter, the Company expects noninterest income to be flat or down slightly from first quarter 2007. While increases are expected in merchant bankcard processing fees, account service charges, and other fees, these increases are projected to be offset by lower income from the residential mortgage division as new personnel in this area gain traction and develop stronger pipelines of new business.

Noninterest Expense

Noninterest expense in the first quarter 2007 was $6,358, an increase of $969 or 18% over the same period in 2006. With the exception of business development expenses, which were down $77 from last year, all other noninterest expense categories showed an increase. Personnel expense was up $767 or 24% in first quarter 2007 over first quarter 2006 and accounted for 79% of the total increase in noninterest expense on a year-over-year basis. This increase can be attributed to salary increases and equity-pay adjustments made during the first half of 2006 combined with the full year effect of staff additions made during 2006, primarily in the Seattle and Portland markets.

On a linked quarter basis, first quarter 2007 noninterest expense of $6,358 was down $232 or 4% from fourth quarter 2006 noninterest expense of $6,590. During the first quarter 2007, the Company implemented a number of new measures to manage and control noninterest expense growth. While there were a number of changes in individual expense categories, declines in the following categories were primarily responsible for the $232 drop in noninterest expense on a linked quarter basis: business development down $57; occupancy and equipment down $36; professional services, including legal and consulting fees down $29; and travel expense down $25. The largest noninterest expense category for the Company is personnel expense, which constitutes 63% of total noninterest expense in the first quarter 2007. First quarter 2007 personnel expense was $4,015, an increase of $40 or 1% over fourth quarter 2006 personnel expense of $3,975.

Looking forward to the second quarter, some increase in noninterest expense is expected as a result of the full impact of officer salary increases, which were effective on March 1, 2007 and higher business development costs, specifically advertising expense. However, while some increases are expected, on a linked quarter basis moving forward in 2007, management expects only nominal growth in noninterest expense over first quarter 2007.

BALANCE SHEET

Loans

At March 31, 2007, outstanding loans net of deferred loan fees and including loans held for sale, were $787,901, up $84,066 or 12% over outstanding loans of $703,835 at March 31, 2006 and up $18,661 or 2% from December 31, 2006 outstanding loans of $769,240. A summary of outstanding loans by market at March 31, 2007, December 31, 2006 and March 31, 2006 follows:

	Balance	Balance	Balance
	Mar. 31, 2007	Dec. 31, 2006	Mar. 31, 2006
Lane County Market	$236,688	$234,118	$237,541
Portland Market	377,669	378,904	315,800
Seattle Market	173,544	156,218	150,494
Total	$787,901	$769,240	$703,835

The prospects for increased loan activity in the second quarter 2007 is good as the Bank’s new business opportunity pipelines are increasing in all three of the Bank’s principal markets.

Securities

The Bank presently has $37,313 in securities classified as available-for-sale. At March 31, 2007, $11,874 of these securities were pledged as collateral for public deposits in Oregon and Washington and to the Federal Reserve Bank of San Francisco to support balances in its Treasury, Tax and Loan deposit account.

Goodwill and Intangible Assets

At March 31, 2007, the Company had a recorded balance of $22,306 in goodwill of which $22,030 was from the November 30, 2005 acquisition of NWBF and $276 from the 2003 acquisition of the Coos Bay consumer finance office. In addition, at March 31, 2007, the Company had $1,264 in core deposit intangible assets resulting from the acquisition of NWBF. In accordance with Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment. Management is required to perform an impairment analysis for the intangible assets (goodwill) with indefinite lives at least annually. Management did perform an impairment analysis at March 31, 2007 and determined there was no indication of impairment of goodwill at that time. The core deposit intangible is being amortized over a seven year period using the straight-line method.

Deposits

Outstanding deposits at March 31, 2007 were $637,655, an increase of $22,427 or 4% over outstanding deposits of $615,228 at March 31, 2006 and a decrease of $3,617 or 1% from December 31, 2006 deposits of $641,272. Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and local time deposits, including local time deposits in excess of $100 thousand, were $571,275 and represented 90% of total deposits at March 31, 2007. A summary of outstanding core deposits by market and other deposits classified as alternative funding at March 31, 2007, December 31, 2006 and March 31, 2006 follows:

	Balance	Balance	Balance
	Mar. 31, 2007	Dec. 31, 2006	Mar. 31, 2006
Lane County Market core deposits	$383,505	$392,903	$359,402
Portland Market core deposits	114,241	124,273	98,420
Seattle Market core deposits	73,529	63,034	71,910
Total core deposits	571,275	580,210	529,732
Other deposits	66,380	61,062	85,496
Total	$637,655	$641,272	$615,228

Historically, during the first quarter, the Bank experiences a seasonal decline in the demand deposits of its core deposit mix. This occurs primarily in the Lane County market as it has the most offices and is the Bank’s most mature market. During first quarter 2007, the Portland Market also incurred a $10,032 decline in core deposits, primarily due to the loss of a single large deposit relationship. The prospects for and acceleration in core deposit growth in the second quarter 2007 is good as the Bank’s new business opportunity pipelines are increasing in all three of the Bank’s principal markets. In addition, the Bank historically has seen stronger core deposit growth in the second quarter relative to the first quarter each year.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures at March 31, 2007, which were issued in conjunction with the acquisition of NWBF. At March 31, 2007, the entire $8,248 in junior subordinated debenture had an interest rate of 6.265% that is fixed for a five year period. As of March 31, 2007, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines. Additional information regarding the terms of the junior subordinated debentures, including maturity/repricing dates and interest rate, is included in Note 12 of the Notes to Consolidated Financial Statements in the Company’s 2006 annual Form 10-K.

Capital Resources

Capital is the stockholders’ investment in the Company. Capital grows through the retention of earnings and the issuance of new stock through the exercise of stock options and decreases through the payment of dividends and share repurchase programs. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Below is a summary of changes in the Company’s capital accounts from December 31, 2006 through March 31, 2007:

Beginning capital December 31, 2006	$95,735
Net income for 1st quarter 2007	2,995
Additions from exercise of stock options	807
Share based payments	140
Tax benefit from options exercised	146
Change in comprehensive income	38
Cash dividends paid to shareholders	(964)

Ending capital March 31, 2007	$98,897

Banking regulations require the Company to maintain minimum levels of capital. The Company manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating). A “well-capitalized” rating from the FDIC requires that the Company maintain risk-based capital levels of 10% of total risk-based assets. At March 31, 2007, the Company’s total capital to risk weighted assets was 11.21%, compared to 10.67% at March 31, 2006.

The Company’s Board of Directors reviews its dividend considerations so that cash dividends, when and if declared by the Company, would typically be paid in mid-March, June, September, and December of each year. On February 13, 2007, the Company declared its first quarter dividend of $0.09 per share paid on March 15, 2007 to shareholders of record on February 28, 2007. The Company expects to maintain the $0.09 per share dividend amount for each quarter during 2007, which would result in an annual dividend of $0.36 per share, and would equate to a 13% increase over the prior year.

The Company projects that earnings retention and existing capital will be sufficient to fund anticipated asset growth and shareholder dividends, while maintaining a well-capitalized designation from the FDIC.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit. The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2007, the Bank had $197,433 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At March 31, 2007, the Bank had $4,282 in letters of credit and financial guarantees written.

The Bank also has internal guidance lines of credit established for certain borrowers, primarily in the residential construction industry. These guidance lines are not contractual commitments to extend credit, and may be terminated by the Bank for any reason without any obligation to the borrower. These lines provide the Bank’s lenders limits on future extensions of credit to certain borrowers. The Bank uses the same credit policies in establishing internal guidance lines as it does for other credit products. At March 31, 2007, the Bank had unused and uncommitted guidance lines totaling approximately $38,595.

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

Core deposits represented 90% of total deposits at March 31, 2007 compared to 86% at March 31, 2006. Historically, due to seasonal construction and economic activity and client payment of various tax obligations, the Company experiences a decline or slower growth of core deposits during the first quarter of each year as was the case during the first quarter 2007. At March 31, 2007, core deposits totaled $571,275 and were down $8,935 from core deposits of $580,210 at December 31, 2006. During the quarter, the Company grew outstanding loans by $18,661. With a decline in core deposits during the first quarter of 2007, loan growth during the quarter was funded entirely through use of alternative funding sources. At March 31, 2007, alternative funding sources were funding 23% of total Company assets compared to 22% of total assets at December 31, 2006.

The Bank has a borrowing limit with the Federal Home Loan Bank of Seattle (the “FHLB”) equal to 30% of total assets. At March 31, 2007, the borrowing line was approximately $266,000. However, two factors limit the availability of the FHLB line: value of collateral pledged and amount of FHLB stock owned. At March 31, 2007, the Company had collateral pledged valued at approximately $160,000 and had stock on hand that would permit total borrowings of approximately $220,000, thus total borrowings at March 31, 2007 were limited to approximately $160,000. At March 31, 2007, $127,179 was advanced on the FHLB line. At March 31, 2007, the Bank has established unsecured overnight lines totaling $118,000 with various correspondent banks of which $13,335 was being used at quarter end. In addition, at March 31, 2007, the Bank has commercial real estate loans pledged to the Federal Reserve Bank of San Francisco, which permits it to borrow up to $6,386. Other sources of liquidity available to the Bank at March 31, 2007 included approximately $4,000 in funding available through the State of Washington time deposit program, $25,439 of unpledged securities available-for-sale, and approximately $29,522 of marketable government guaranteed loans included in the Bank’s loan portfolio.

Item 3. Quantitative and Qualitative Disclosures on Market Risk

There has been no material change in the Bank’s exposure to market risk. Readers are referred to the Bank’s Form 10-K and the Annual Report to Shareholders for the period ending December 31, 2006, for specific discussion.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of March 31, 2007, the date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors during the first quarter 2007 that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses in our internal controls, therefore no corrective actions were taken.

PART II. Other Information

Item 1A. Risk Factors

Our business exposes us to certain risks. The following is a discussion of the most significant risks and uncertainties that may affect our business, financial condition and future results.

Fluctuating interest rates and availability of low cost deposits can adversely affect our profitability

Our profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates, as well as a very competitive environment for low cost deposits, could adversely affect our interest rate spread, and, in turn, our profitability. We seek to manage our interest rate risk within established guidelines. Generally, the Company seeks an asset and liability structure that insulates net interest income from large deviations attributable to changes in market rates.

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

PACIFIC CONTINENTAL CORPORATION
(Registrant)

Dated  May 7, 2007                   /s/Hal Brown
Hal Brown
President and Chief Executive Officer

Dated  May 7, 2007                  /s/Michael A. Reynolds
Michael A. Reynolds
Executive Vice President and Chief Financial Officer