Form 10-Q
period 2007-06-30
PACIFIC CONTINENTAL CORP
filed 2007-08-06
CIK 1084717

As Filed with the Securities & Exchange Commission on August 6, 2007

SECURITIES & EXCHANGE COMMISSION

FORM 10-Q

[ X ]                      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

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
Large accelerated filer   __                                                                Accelerated filer   X                                               Non-accelerated filer  __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act     Yes  __                   No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock outstanding as of July 31, 2007:                                                                                                       11,840,518

PACIFIC CONTINENTAL CORPORATION
FORM 10-Q
QUARTERLY REPORT

                                        CONSOLIDATED INCOME STATEMENTS
Amounts in $ 000’s, Except for Per Share Data
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest and dividend income
Loans	$17,315	$14,751	$33,522	$28,340
Securities	419	405	838	807
Dividends on Federal Home Loan Bank stock	6	-	9	-
Federal funds sold	11	9	29	20
	17,751	15,165	34,398	29,167

Interest expense
Deposits	4,782	3,813	9,404	7,235
Federal Home Loan Bank borrowings	1,854	1,244	3,389	2,229
Trust preferred securities	127	125	252	253
Federal funds purchased	50	87	97	194
	6,813	5,269	13,142	9,911

Net interest income	10,938	9,896	21,256	19,256

Provision for loan losses	125	200	325	450
Net interest income after provision	10,813	9,696	20,931	18,806

Noninterest income
Service charges on deposit accounts	355	343	690	672
Other fee income, principally bankcard	412	381	780	733
Loan servicing fees	25	27	49	60
Mortgage banking income and gains
on loan sales	81	230	189	385
Other noninterest income	76	75	189	163
	949	1,056	1,897	2,013

Noninterest expense
Salaries and employee benefits	3,820	3,500	7,835	6,748
Premises and equipment	774	786	1,532	1,509
Bankcard processing	133	126	256	247
Business development	511	347	822	735
Other noninterest expense	1,275	945	2,426	1,854
	6,513	5,704	12,871	11,093

Income before income taxes	5,249	5,048	9,957	9,726
Provision for income taxes	2,038	1,860	3,751	3,606

Net income	$3,211	$3,188	$6,206	$6,120

Earnings per share
Basic	$0.27	$0.28	$0.53	$0.53
Diluted	$0.27	$0.27	$0.52	$0.52

Weighted average shares outstanding
Basic	11,815	11,578	11,788	11,498

Common stock equivalents
attributable to stock options	155	203	174	195
Diluted	11,970	11,781	11,962	11,693

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in $ 000’s
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$3,211	$3,188	$6,206	$6,120

Other comprehensive income:
Unrealized losses arising during the period	(234)	(185)	(171)	(399)

Income tax benefit	90	71	66	153
Net unrealized gains (losses) on securities
available for sale	(144)	(114)	(105)	(246)
Comprehensive Income	$3,067	$3,074	$6,101	$5,874

See accompanying notes.

CONSOLIDATED BALANCE SHEETS
Amounts in $  000’s
(Unaudited)

	Jun. 30,	Dec. 31,	Jun. 30,
	2007	2006	2006
ASSETS
Cash and due from banks	$27,150	$32,323	$24,477
Interest-bearing deposits with banks	408	406	400
Federal funds sold	101	49	708
Total cash and cash equivalents	27,659	32,778	25,585

Securities available-for-sale	39,049	38,783	38,090
Loans held for sale	615	2,140	1,469
Loans, less allowance for loan losses	786,536	758,816	717,008
Interest receivable	3,959	3,998	3,299
Federal Home Loan Bank stock	3,480	3,480	3,480
Property, net of accumulated depreciation	18,880	18,591	17,869
Goodwill and other intangible assets	23,238	23,626	24,090
Deferred tax asset	1,590	1,652	-
Other assets	1,659	1,487	1,447

Total assets	$906,665	$885,351	$832,337

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-bearing demand	$172,145	$187,834	$170,504
Savings and interest-bearing checking	426,255	355,863	336,181
Time $100,000 and over	43,783	48,876	50,472
Other time	57,219	48,699	58,953
Total deposits	699,402	641,272	616,110

Federal funds purchased	-	4,410	1,700
Federal Home Loan Bank borrowings	94,054	131,804	113,554
Junior subordinated debenture	8,248	8,248	8,248
Accrued merger consideration liability	247	256	520
Accrued interest and other payables	3,279	3,626	3,077
Total liabilities	805,230	789,616	743,209

Stockholders' equity
Common stock, no par value; 25,000,000 shares	59,889	58,255	56,842
authorized; 11,835,380 outstanding as of
June 30, 2007
Retained earnings	41,897	37,725	32,891
Accumulated other comprehensive loss	(351)	(245)	(605)
	101,435	95,735	89,128

Total liabilities and stockholders’ equity	$906,665	$885,351	$832,337

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in $ 000’s
(Unaudited)

	For six months ended Jun. 30,
	2007	2006

Net cash provided by operating activities	$8,426	$6,509

Cash flows from investing activities
Proceeds from sales and maturities of investment securities	2,897	3,479
Purchase of investment securities	(3,293)	(2,832)
Loans made net of principal collections received	(47,358)	(46,802)
Proceeds from sale of loans	20,031	-
Purchase of loans	(98)	(122)
Cash paid for acquisitions	(10)	(12,485)
Purchase of property	(930)	(1,510)
Proceeds on sale of foreclosed assets	-	194

Net cash paid for investing activities	(28,761)	(60,078)

Cash flow from financing activities
Change in deposits	58,130	11,839
Change in federal funds purchased and
FHLB short-term borrowings	(52,410)	8,700
Proceeds from FHLB term advances	356,500	162,000
Repayment of FHLB advances	(346,250)	(136,250)
Proceeds from stock options exercised	1,156	2,555
Excess tax benefit from stock options exercised	125	149
Dividends paid	(2,035)	(1,682)

Net cash provided by financing activities	15,216	47,311

Net decrease in cash and cash equivalents	(5,119)	(6,258)

Cash and cash equivalents, beginning of period	32,778	31,843

Cash and cash equivalents, end of period	$27,659	$25,585

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

2. Equity and Liability Based Compensation Plans

The Company adopted Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”) effective January 1, 2006.  SFAS 123R establishes the accounting required for share-based compensation, and requires companies to measure and recognize compensation expense for all share-based payments at the grant date based on the fair value of the award, as defined in SFAS 123R, and include such costs as an expense in our income statements over the requisite service (vesting) period.  The Company adopted SFAS 123R using a modified prospective application, whereby the provisions of the statement have applied prospectively only from the date of adoption for new (issued subsequent to December 31, 2005) and unvested stock option awards for which the requisite service is rendered after the date of adoption.  Thus, the Company recognizes as expense the fair value of stock options issued prior to January 1, 2006, but vesting after January 1, 2006, over the remaining vesting period.  In addition, compensation expense must be recognized for any awards modified, repurchased, or cancelled after the date of adoption.  The Company uses the Black-Scholes option pricing model to measure fair value.

The Bank’s stock option plan and equity compensation plan information has been retroactively restated to reflect the 10% stock dividend declared and paid during the second quarter 2007.

Pursuant to the Company’s 1999 Employees’ Stock Option Plan, as amended (the “1999 ESOP Plan”), either incentive stock option or non-qualified option awards have been granted to employees.  Subsequent to the annual shareholders’ meeting in April 2006, all shares available for future grants under this plan were cancelled and are no longer available for future grants.  Stock options in the past had been granted at exercise prices not less than 100% of the fair market value of our common stock at the grant date.  The Compensation Committee or the Board of Directors determined vesting provisions when stock options were granted, and stock options granted generally vested over three or four years.  The maximum life of stock options granted under this plan was ten years from the grant date.

Pursuant to the Company’s 1999 Directors’ Stock Option Plan, as amended (the “1999 DSOP Plan”), non-qualified options awards had been granted to directors.  Subsequent to the annual shareholders’ meeting in April 2006, all shares available for future grants under this plan were cancelled and are no longer available for future grants.  Stock options had been granted at exercise prices of not less than 100% of the fair market value of our common stock at the grant date.  The maximum life of options granted under this plan was ten years from the grant date.

Pursuant to the approval of the 2006 Stock Option and Equity Compensation Plan (the “2006 SOEC Plan”) at the annual shareholders’ meeting in April 2006, incentive stock options, nonqualified stock options, restricted stock, restricted stock units, or stock appreciation rights may be awarded to attract and retain the best available personnel for positions of responsibility with the corporation and its subsidiaries.  The exercise price for shares of common stock subject to an option shall not be less than 100% of the fair market value of a share of common stock as of the date of grant of the option; provided, however, that in the case of an incentive stock option granted to an employee who immediately before the grant of such incentive stock option is a shareholder-employee, the incentive stock option exercise price shall be at least 110% of the fair value of the common stock as of the date of grant of the  incentive stock option. The Compensation Committee of the Board of Directors may impose any terms and conditions on the vesting of an award that it determines to be appropriate.  The first stock options, under this plan, were granted in the third quarter 2006.  The Company issued no options during the second quarter 2007.  However, the Company did issue 71 incentive stock options, with a fair value of $4.45 per unit, to selected employees during the six-month period ending June 30, 2007.

Pursuant to the Company’s 2006 SOEC Plan, stock appreciation rights (SARs) may be granted to employees.  The stock appreciation rights may be settled in cash or cash and common stock as determined at the date of issuance.  The Compensation Committee or the Board of Directors determines vesting provisions when awards are granted, and the awards granted generally vest over three or four years and have a maximum life of ten years.  SARs settled in stock are recognized as equity-based awards while SARs settled in cash are recognized on the balance sheet as liability-based awards, both of which are granted at the fair market value of our common stock at the grant date.  The grant-date fair value of the liability based awards vesting in the current period, along with the change in fair value of the awards during the period, are recognized as compensation expense and as an adjustment to the recorded liability.  The Company began issuing SARS in the third quarter 2006 and issued no SARS during the second quarter 2007.  For the six-month period ending June 30, 2007, the Company did issue 152 SARs, with a fair value of $4.45 per unit, of which 66 are to be settled in cash, while 86 are to be settled in stock.  The conversion of SARs, to be settled in stock, is estimated to be one share of common stock for every 4.89 SARs.  Therefore, 18 shares of common stock are expected to be issued if all 86 SARs are settled.

Also, pursuant to the Company’s 2006 SOEC Plan, non-qualified options awards have been granted to directors.  Stock options have been granted at exercise prices of not less than 100% of the fair market value of our common stock at the grant date.  The maximum life of options granted under this plan is ten years from the grant date.  The Company issued no options during the second quarter 2007 and issued 18 nonqualified stock options, with a fair value of $3.09 per option, to the directors during the six-month period ending June 30, 2007.

The following tables identify the compensation expenses and tax benefits received by the Company according to the compensation plans and awards described above for the three and six month periods ending June 30, 2007 and 2006:

	3-months ending Jun. 30, 2007		3-months ending Jun. 30, 2006
	Comp. Exp.	Tax Benefit	Comp. Exp.	Tax Benefit
1999 ESOP Plan	$75	$-	$122	$-
1999 DSOP Plan	-	-	25	10
2006 SOEC - ISOs	28	-	-	-
2006 SOEC - SARS stock	34	-	-	-
2006 SOEC - SARS cash	19	7	-	-
2006 SOEC - DSOs	7	3	-	-
Total	$163	$10	$147	$10

	6-months ending Jun. 30, 2007		6-months ending Jun. 30, 2006
	Comp. Exp.	Tax Benefit	Comp. Exp.	Tax Benefit
1999 ESOP Plan	$153	$-	$243	$-
1999 DSOP Plan	7	3	42	16
2006 SOEC - ISOs	51	-	-	-
2006 SOEC - SARS stock	61	-	-	-
2006 SOEC - SARS cash	25	10	-	-
2006 SOEC - DSOs	12	5	-	-
Total	$309	$17	$285	$16

Stock Options –
The following table provides the weighted-average fair values for stock options granted during the three– and six-month periods ending June 30, 2007 and 2006.  These values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected life in years (1)	-	4.02	5.61	4.01
Volatility (1)	0.00%	16.72%	17.87%	17.01%
Interest Rate (2)	0.00%	4.91%	4.81%	4.76%
Yield Rate (3)	0.00%	1.90%	1.58%	1.76%

Average Fair-Value	$ -	$ 2.68	$ 4.18	$ 2.74

(1)	Estimate based on historical experience. Volatility is based on historical experience over a period equivalent to the expected life in years.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
(3)
The Company has paid cash dividends on common stock since 1985.  Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date.

For any future grants, as required by SFAS 123R, the Company will estimate the impact of forfeitures based  on our historical experience with previously granted stock options, and consider the impact of the forfeitures when determining the amount of expense to record for the stock options granted.  For stock options issued prior to the adoption of SFAS 123R, forfeitures were recognized when the stock option was actually forfeited.  The Company generally issues new shares of common stock to satisfy stock option exercises.

A summary of stock option activity for all Company plans during the current fiscal year is presented below:

Total Stock Options	Shares	Average Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	842	$11.68
Granted	89	18.39
Exercised	(124)	9.37
Forfeited or expired	(6)	13.79
Outstanding at June 30, 2007	801	$12.77	3.56	$2,962

Exercisable at June 30, 2007	436	$10.47	2.19	$2,501

Nonvested Options	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006	311	$2.88
Granted	89	4.18
Vested	(29)	2.18
Forfeited or expired	(6)	2.73
Outstanding at June 30, 2007	365	$3.26

A summary of value received by employees and directors exercising stock options for the three- and six-month periods ending June 30, 2007 and 2006 is presented below:

	Three months ended Jun. 30,		Six months ended Jun. 30,
	2007	2006	2007	2006
Total intrinsic value of
stock options exercised	$278	$290	$991	$2,040

Stock Appreciation Rights -
The following table provides the weighted-average fair values for stock appreciation rights (SARs) to be settled in stock granted during the six months ended June 30, 2007.  These are considered to be equity-based awards.  No activity was recognized during the second quarter 2007 and no activity was recognized during the first six months of 2006 since this type of award was first introduced in the third quarter 2006.  The values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

2007
Expected life in years (1)	6.00
Volatility (1)	18.68%
Interest Rate (2)	4.81%
Yield Rate (3)	1.58%

Average Fair-Value	$4.45

(1)	Estimate based on historical experience. Volatility is based on historical experience over a period equivalent to the expected life in years.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
(3)
The Company has paid cash dividends on common stock since 1985.  Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date.

A summary of SAR – stock award activity during the current fiscal year is presented below:

Total SAR - Stock Awards	Awards	Average Price Per Award	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	75	$16.34
Granted	86	18.39
Exercised	-	-
Forfeited or expired	(2)	17.13
Outstanding at June 30, 2007	159	$17.44	9.44	$-

Exercisable at June 30, 2007	-	$-	-	$-

Nonvested SAR - Stock Awards	Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006	75	$3.88
Granted	86	4.45
Vested	-	-
Forfeited or expired	(2)	-
Outstanding at June 30, 2007	159	$4.18

The stock appreciation rights (SARs) to be settled in cash awarded February 13, 2007 have the same weighted –average fair value inputs as the SARs settled in stock mentioned above.

A summary of SAR – cash awards activity during the current fiscal year is presented below:

Total SAR - Cash Awards	Shares	Average Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	60	$16.34
Granted	66	18.39
Exercised	-	-
Forfeited or expired	(3)	17.13
Outstanding at June 30, 2007	123	$17.43	9.44	$-

Exercisable at June 30, 2007	-	$-	-	$-

Nonvested SAR - Cash Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006	60	3.88
Granted	66	4.45
Vested	-	-
Forfeited or expired	(3)	-
Outstanding at June 30, 2007	123	$4.18

For any future grants, as required by SFAS 123R, the Company will estimate the impact of forfeitures based  on our historical experience with previously granted stock options, and consider the impact of the forfeitures when determining the amount of expense to record for both stock and cash settled SARs.

At June 30, 2007, the Company has estimated unrecognized compensation expense of $780, $459 and $251 for unvested stock options, SAR – stock awards and SAR – cash awards, respectively.  These amounts are based on a forfeiture rate assumption of 20% for all awards granted to employees.  The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested stock options, SAR – stock awards and SAR – cash awards is approximately 2.3, 3.4 and 3.4 years, respectively.

3. Loans

Major classifications of loans at June 30, 2007, December 31, 2006, and June 30, 2006 are as follows:

	June 30, 2007	December 31, 2006	June 30, 2006
Commercial loans	$180,160	$169,566	$149,522
Real estate loans	610,097	590,855	565,420
Consumer loans	7,046	9,168	12,982

	797,303	769,589	727,924
Deferred loan origination fees	(2,172)	(2,489)	(2,666)

	795,131	767,100	725,258
Allowance for loan losses	(8,595)	(8,284)	(8,250)

	$786,536	$758,816	$717,008

   Allowance for loan losses

Below is a summary of additions and charges against the allowance for loan losses for the six month period ending June 30, 2007 and 2006:

	2007	2006
Balance, December 31	$8,284	$7,792
Provision charged to income	325	450
Loans charged against allowance	(43)	(59)
Recoveries credited to allowance	29	67

Balance, June 30	$8,595	$8,250

The recorded investment in restructured and other impaired loans totaled $581 and $528 at June 30, 2007 and 2006, respectively.  Impaired loans at June 30, 2007 include $103 of nonaccrual loans and $478 of loans to a single borrower performing under revised terms.  The specific valuation allowance for loan losses related to these impaired loans was $27 and $116 at June 30, 2007 and 2006, respectively, and is included in the ending allowance shown above.  The average recorded investment in impaired loans for the first six months of 2007 and 2006 was approximately $766 and $611, respectively.  Interest income recognized on restructured and impaired loans was $44 and $11 in the first six months of 2007 and 2006, respectively.

A substantial portion of the loan portfolio is collateralized by real estate, and is, therefore, susceptible to changes in local market conditions.  Management believes that the loan portfolio is diversified among industry groups.  At June 30, 2007, outstanding residential construction loans totaled $116,375 and represented 14.8% of total outstanding loans.  In addition, at June 30, 2007, unfunded loan commitments for residential construction totaled approximately $47,994.  Outstanding residential construction loans at December 31, 2006 were $100,996 or 13.3% of total outstanding loans, and unfunded commitments for residential construction totaled approximately $59,642.  There are no other industry concentrations in excess of 10% of total outstanding loans.  It is management’s opinion that the allowance for loan losses is adequate to absorb known and inherent risks in the loan portfolio.  However, actual results may differ from estimates.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Pacific Continental Corporation and its wholly-owned subsidiary Pacific Continental Bank operating results and financial condition for the six and three months ended June 30, 2007.  When warranted, comparisons are made to the same period in 2006 and to the previous year ended December 31, 2006.  The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report.  The reader is assumed to have access to the Company’s Form 10-K for the previous year ended December 31, 2006, which contains additional statistics and explanations.  All numbers, except per share data, are expressed in thousands of dollars.

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

Goodwill and Intangible Assets

At June 30, 2007, the Company had $23,238 in goodwill and other intangible assets consisting of $22,030 in goodwill and $1,208 in core deposit intangible from the 2005 acquisition of Northwest Business Financial Corporation (NWBF).  During the second quarter 2007, the Bank sold its Consumer Finance Division and eliminated the $275 of goodwill related to this division.  The core deposit intangible is currently being amortized to expense over seven years at approximately $223 per year.  In accordance with Financial Accounting Standard 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002, assets with indefinite lives are no longer amortized, but instead are periodically tested for impairment.  Management performs an impairment analysis for the intangible assets with indefinite lives quarterly and has determined that there was no impairment as of June 30, 2007.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurement”, defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements.  SFAS 157 is effective for the Company beginning in 2008.  Implementation of SFAS 157 is not expected to have a material impact on our financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”).  This standard requires employers to recognize the under or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income.  The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006, and are not expected to have a material impact on our financial statements as the Company does not currently offer a defined benefit plan for its employees.

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

Although early adoption of this standard is allowed, the Company has elected to adopt Statement 159 effective January 1, 2008 as that is the beginning of our next fiscal year after November 15, 2007.  Implementation of SFAS 159 is not expected to have a material impact on our financial statements.

HIGHLIGHTS

	For the three months ended Jun. 30,			For the six months ended Jun. 30,
	2007	2006	% Change	2007	2006	% Change
Net income	$3,211	$3,188	0.72%	$6,206	$6,120	1.41%

Earnings per share
Basic (1)	$0.27	$0.28	-3.57%	$0.53	$0.53	0.00%
Diluted (1)	$0.27	$0.27	0.00%	$0.52	$0.52	0.00%

Assets, period-end				$906,665	$832,337	8.93%
Loans, period-end				$795,746	$726,728	9.50%
Core Deposits, period end (2) (3)				$626,809	$544,517	15.11%
Deposits, period-end				$699,402	$616,110	13.52%

Return on avg. assets (4)	1.42%	1.57%		1.40%	1.53%
Return on avg. equity (4)	12.66%	14.44%		12.47%	14.22%
Return on avg. tangible equity (5)	16.48%	19.85%		16.30%	19.70%

(1)	All per share data has been retroactively adjusted to reflect 10% stock dividend declared and paid during the second quarter 2007.
(2)	Defined by the Company as demand, interest checking, money market, savings, and local time deposits, including local time deposits in excess of $100 thousand.
(3)	Included a temporary deposit of $25,000, which subsequently was withdrawn from the Bank after the end of the quarter.
(4)	Amounts annualized.
(5)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.

The Company earned $3,211 in the second quarter 2007, a 1% increase over net income of $3,188 for the same quarter last year.  The improvement in income was primarily the result of loan and deposit growth, which resulted in a $1,042 or 11% increase in net interest income.

During the second quarter 2007, the Bank sold the assets of its Consumer Finance Division, which consisted primarily of $10,800 in consumer and real estate loans.

The net interest margin for the second quarter 2006 was 5.24%, down 7 basis points from last year for the same quarter, but up 1 basis point from the 5.23% net interest margin reported for first quarter 2007.  The sale of Consumer Finance Division loans during the quarter accelerated the recognition of approximately $124 in deferred loan fees, which increased the second quarter net interest margin by 6 basis points.

Noninterest expenses for second quarter 2007 were $6,513, up 14% from the $5,704 reported for second quarter 2006, reflecting investments made throughout 2006 in additional personnel in the Bank’s Seattle and Portland operations.  On a linked-quarter basis, second quarter noninterest income was up $155 over first quarter 2007, and down $77 from fourth quarter noninterest expense of $6,590.

For the first six months of 2007, the Company earned $6,206, a 1% increase over the $6,120 reported for the first six months of 2006.  As was the improvement in quarterly results, the improvement in year-to-date net income resulted from increased loans and deposits, which increased net interest income by $2,000 or 10% over last year.

Through June 30, 2007, the Company’s net interest margin was 5.24%, down 4 basis points from last year’s net interest margin of 5.28% for the same period.  While the net interest margin continued to be under pressure in a challenging and highly competitive operating environment, the Company has been able to mitigate the margin compression through its ability to generate core deposit growth.

Loans and deposits at June 30, 2007 showed growth rates of 10% and 14%, respectively, over June 30, 2006.  Core deposits, which are defined as demand deposits, interest checking, money market account, and local time deposits (including local time deposits in excess of $100 thousand), constitute 90% of June 30, 2007 outstanding deposits compared to 88% at June 30, 2006.  Outstanding core deposits at June 30, 2007 were $626,809, and up $82,292 or 15% over outstanding core deposits at June 30, 2006.  Outstanding core deposits at June 30, 2007 contain a temporary deposit of approximately $25,000, which as expected, was withdrawn subsequent to the end of the second quarter 2007.  Excluding the $25,000 temporary deposit included in outstanding core deposits at June 30, 2007, core deposits were up $57,292 or 11% over last year.  Noninterest-bearing demand deposits at June 30, 2007 were $172,145 or 25% of total deposits.

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

The net interest margin as a percentage of earning assets for the second quarter 2007 was 5.24%, a 7 basis point decline from the 5.31% net interest margin reported for second quarter 2006.  However, the second quarter 2007 net interest margin of 5.24% was up 1 basis point from the first quarter 2007 net interest margin of 5.23%.  The sale of loans during the second quarter 2007 accelerated the recognition of approximately $124 in deferred loan fees, which added 6 basis points to the Bank’s net interest margin in the quarter.  The monthly net interest margins during the second quarter (with the month of June 2007 adjusted for the effect of the sale of loans) were 5.19%, 5.14%, and 5.22% for the months of April, May, and June 2007, respectively.  This monthly pattern is typical of past year’s experience as core deposits seasonally decline during the month of May, thus increasing the cost of funds and compressing the margin, followed by strong core deposit growth in the month of June, which effectively lowers the cost of funds and increases the net interest margin.  This is evidenced by the decline of $5,008 in average core deposit during May 2007 when compared to April 2007 and the $16,338 increase in average core deposits in June 2007 over May 2007.

The Bank’s net interest margin continued to be under pressure due to the intense competition for loans and deposits by all financial institutions and the current flat and sometimes inverted yield curve.  Both competition and the current interest rate environment continued to put pressure on the net interest margin as the spreads between the Bank’s new and existing fixed rate loans and the cost of alternative or wholesale funding continued to be very narrow, in the range of 200 to 300 basis points.

Looking forward to third quarter 2007, management expects little or no change in the current competitive and market interest rate environment.  During the second quarter 2007, the Bank’s core deposit base grew by more than $30,000, when the temporary $25,000 is excluded from June 30, 2007 core deposit total, providing a strong base at the beginning of the third quarter.  The Bank’s deposit pipeline for booking new deposit relationships also appears strong.  In addition, during the third and fourth quarter, historically the core deposit growth rate for existing clients also accelerates.  As a result of the expected growth in core deposits during the third and fourth quarters, management expects, core deposit growth to fund all or a substantial portion of loan growth, thus lowering or stabilizing the Bank’s cost of funds.  Based on these projections, management expects the third quarter 2007 net interest margin to be at the same level or down slightly from the reported second quarter 2007 net interest margin of 5.24%.  However, based on the current market interest rate environment, this expectation is highly dependent upon acceleration in core deposit growth, and that this growth in core deposits will be with the anticipated projected mix.

The following table presents the condensed balance sheet information, together with interest income and yields on year-to-date average interest-earning assets, and interest expense and rates on interest-bearing liabilities for the six months ended June 30, 2007 compared to June 30, 2006:

Table I
(dollars in thousands)
Average Balance Analysis of Net Interest Earnings

		Six Months Ended			Six Months Ended
		June 30, 2007			June 30, 2006
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
Interest-Earning Assets
Federal funds sold and interest-
bearing deposits in banks	$ 1,196	$ 29	4.83%	$ 946	$ 20	4.35%
Securities available for sale:
Taxable (1)	37,693	781	4.18%	38,767	748	3.89%
Tax-exempt	3,740	66	3.56%	3,149	59	3.77%
Loans, net of allowance
for loan losses (2) (3) (4)	775,659	33,522	8.72%	692,506	28,340	8.25%

Total interest-earning assets	818,288	34,398	8.48%	735,368	29,167	8.00%

Nonearning Assets
Cash and due from banks	23,204			23,629
Premises and equipment	19,275			17,252
Goodwill & other intangibles	23,569			24,141
Interest receivable and other	6,681			4,386
Total non interest assets	72,729			69,408

Total assets	$ 891,017			$ 804,776

Interest-Bearing Liabilities
Money market and NOW accounts	$ 349,680	6,705	3.87%	$ 293,434	4,597	3.16%
Savings deposits	25,728	272	2.14%	23,018	152	1.33%
Time deposits	100,518	2,426	4.87%	120,837	2,486	4.15%
Federal funds purchased	3,713	98	5.33%	7,873	194	4.96%
FHLB borrowings	133,358	3,389	5.12%	99,751	2,229	4.51%
Trust preferred	8,248	252	6.16%	8,248	253	6.20%

Total interest-bearing liabilities	621,245	13,142	4.27%	553,161	9,911	3.61%

Noninterest-Bearing Liabilities
Demand deposits	165,345			158,145
Interest payable and other	4,061			6,694
Total noninterest liabilities	169,406			164,839
Total liabilities	790,651			718,000
Stockholders' equity	100,366			86,776
Total liabilities and stockholders' equity	$ 891,017			$ 804,776
Net Interest Income		$ 21,255			$ 19,256
Net Interest Income
as a Percentage of Earning Assets		5.24%			5.28%

(1) Federal Home Loan Bank stock is included in securities available for sale.
(2) Nonaccrual loans have been included in average balance totals.
(3) Interest income includes recognized loan origination fees of $1,097 and $903 for the six months ended
June 30, 2007 and 2006, respectively.
(4) Total includes loans held for sale.

Table I shows that earning asset yields improved by 48 basis points in through June 30, 2007 over June 30, 2006 from 8.00% to 8.48%.  Table I shows that deposit growth came through certain core deposits, primarily in money market and NOW account volumes, which were up $56,246.  Table I also illustrates the change in the mix of alternative or wholesale funding use.  Time deposits, primarily brokered time deposits, declined by approximately $20,000, while there was a corresponding increase of approximately $29,000 in FHLB and overnight borrowings.  The table illustrates the difference in the cost of alternative funding sources compared to the cost of certain core deposits.  For example, FHLB borrowings average cost of 5.12% for the first six months of 2007 compared to 3.87% for money market and interest checking accounts.

The following table sets forth a summary of changes in net interest income due to changes in year-to-date average asset and liability balances (volume) and changes in average rates (rate) for the six month period ended June 30, 2007 and June 30, 2006:

Table II
Analysis of Changes in Interest Income and Interest Expense
(dollars in thousands)

	Six Months Ended
	Jun. 30, 2007 compared to Jun. 30, 2006
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest
bearing deposits in banks	$5	$3	$8
Securities available-for-sale:
Taxable	(20)	53	33
Tax-exempt	11	(4)	7
Loans, net of allowance for loan losses	3,403	1,780	5,183

Total interest income	3,399	1,832	5,231

Interest paid on:
Money market and NOW accounts	(1,078)	(1,030)	(2,108)
Savings deposits	(28)	(92)	(120)
Time deposits	490	(430)	60
Federal funds purchased	109	(14)	95
Term borrowings	(854)	(305)	(1,159)
Trust preferred	-	1	1

Total interest expense	(1,361)	(1,870)	(3,231)

Net interest income	$2,038	$(38)	$2,000

The year-to-date June 30, 2007 rate/volume analysis in Table II above shows that interest income including loan fees improved by $5,231 over the same period last year.  Higher volumes of earning assets increased interest income by $3,399, and higher yields on loans increased interest income by $1,832.  The rate/volume analysis shows that interest expense through June 30, 2007 increased by $3,231 over last year, as higher volumes on all deposit and other funding categories caused interest expense to increase by $1,361, combined with changes in rates, which increased interest expense by $1,870.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the first six months of:

	2007	2006
Balance, December 31	$8,284	$7,792
Provision charged to income	325	450
Loans charged against allowance	(43)	(59)
Recoveries credited to allowance	29	67

Balance, June 30	$8,595	$8,250

The year-to-date June 30, 2007 provision for loan losses was $325, compared to $450 for the same period last year.  The lower provision in 2007 reflects loan growth during the current year and continued stability in the overall credit quality of the Bank’s loan portfolio.  The loan loss provision for third and fourth quarter 2007 is expected to be dependent upon loan growth as there is very limited additional benefit available from further improvement in the overall credit quality of the portfolio.

Year-to-date June 30, 2007 net loan charge offs were $14, compared to $8 in net loan recoveries reported for the same period in 2006.  The allowance for loan losses at June 30, 2007 was 1.08% of period end loans compared to 1.08% and 1.14% at December 31, 2006 and June 30, 2006, respectively.  At June 30, 2007, the allowance for loan losses as a percentage of net nonperforming loans was 8,321% or 83 times the level of net nonperforming loans.  The allowance at June 30, 2007 includes $27 in specific allowance (included in the ending allowance above) for impaired loans, which total $581.  Impaired loans include $103 of nonaccrual loans and two loans to a single borrower totaling $478 that are performing under revised terms.  At December 31, 2006, the Company had $495 of impaired loans with a specific allowance of $109 assigned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned for the periods covered in this report:

	Jun. 30, 2007	Dec. 31, 2006	Jun. 30, 2006
Nonaccrual loans	$103	$-	$20
90 days past due and accruing interest	-	-	-
Total nonperforming loans	103	-	20
Nonperforming loans guaranteed by government	-	-	-
Net nonperforming loans	103	-	20
Foreclosed assets	-	-	-
Total nonperforming assets, net of guaranteed loans	$103	$-	$20

At June 30, 2007, net nonperforming assets as a percentage of total assets was 0.01%.  That compares to total net nonperforming assets to total assets of 0.00% and 0.00% at December 31, 2006 and June 30, 2006, respectively.

Noninterest Income

Noninterest income through June 30, 2007 was $1,897, a decrease of $116 or 6% from the same period in 2006.  The decline in current year-to-date noninterest income was almost entirely due to a $196 drop in revenues related to the origination and sale of residential mortgages, and reflects staff changes in this area combined with a slowing level of new originations.  The decline in mortgage related noninterest income was partially offset by an increase of $18 in service charges on deposit accounts, a $47 increase in merchant bankcard fees, and a $25 increase in the other noninterest income category.  The increase in service charges was due to a decrease in the 91-day Treasury bill rate, which lowered the earnings credit on analyzed business accounts and, correspondingly, increased fee income received by the Bank.  Merchant bankcard fees are up due to increased sales volume and higher penetration in the Bank’s Portland and Seattle markets.  The increase in other income is primarily due to lockbox and loan referral fees.

On a linked quarter basis, noninterest income in second quarter 2007 of $949 was virtually unchanged from first quarter 2007 noninterest income of $948.  Looking forward to third quarter, the Company expects noninterest income to be up slightly from second quarter 2007.  On a linked quarter basis, the Bank expects improvement in merchant bankcard fees, an increase in account service charges due to new clients and price changes, and higher revenues from the origination and sale of residential mortgages as new personnel in this division have gained traction and created a reasonable pipeline of new business.

Noninterest Expense

Noninterest expense through June 30, 2007 was $12,871, an increase of $1,778 or 16% over the same period in 2006.  Virtually all categories of noninterest expense showed an increase over last year.  Personnel expense was up $1,087 or 16% in the first six months of 2007 over the same period last year and accounted for 61% of the total increase in noninterest expense on a year-over-year basis.  This increase can be attributed to salary increases and equity-pay adjustments made during the first half of 2007 combined with the full year effect of staff additions made during 2006, primarily in the Seattle and Portland markets.  The other noninterest expense category is also showing an increase of $572 or 31% over last year through June 30, 2007 and is primarily attributable to increased third party processing expenses of $145 due to new contracts, a $49 increase in on-line banking processing due to enhanced systems provided by an outside party, and a $217 increase in the other expenses category.  The increase in the other expense category is related to the write-down of goodwill on the sale of Consumer Finance Division assets and increased expense due to additions to the Bank’s liability for unfunded loan commitments.

Beginning in late 2006, the Bank undertook a number of expense control initiatives and, on a linked quarter basis, second quarter 2007 noninterest expense of $6,513 was up $155 or 2.4% from first quarter 2007 noninterest expense of $6,358, and down $77 from fourth quarter 2006 noninterest expense of $6,590.  When two unusual expense items totaling $48 are excluded from second quarter noninterest expense, noninterest expense in the quarter was up only $107 or 1.7% over first quarter 2007.  Total personnel expense for second quarter 2007 was $3,819, down $196 from first quarter 2007 and was due to increased loan origination costs, which lowered net salary expense.  The decrease in second quarter 2007 personnel expense from first quarter 2007 was more than offset by seasonal increases in marketing related expenses.

Looking forward to the third quarter, noninterest expense is expected to be down from second quarter 2007.  This expected decline is the continued result of expense control initiatives combined with the effect of the sale of the Consumer Finance Division.  The sale of the Consumer Finance Division is expected to reduce noninterest expense by $75, while planned reductions in occupancy and marketing expenses should also reduce third quarter noninterest expense.

BALANCE SHEET

Loans

At June 30, 2007, outstanding loans, net of deferred loan fees, and including loans held for sale, were $795,746, up $69,018 or 9.5% over outstanding loans of $726,728 at June 30, 2006 and up $26,506 from December 31, 2006 outstanding loans of $769,240.  The sale of Consumer Finance Division loans during the second quarter reduced outstanding loans at June 30, 2007 by approximately $10,800.  A summary of loan growth for the first six months of 2007 by market follows:

	Balance	Balance	Balance
	Jun. 30, 2007	Dec. 31, 2006	Jun. 30, 2006
Lane County Market	$217,148	$234,118	$240,953

Portland Market	389,804	378,904	344,194

Seattle Market	188,794	156,218	141,581

Total	$795,746	$769,240	$726,728

The Seattle and Portland markets are accounting for the Bank’s loan growth.  The decline in the Lane County market loans is attributable to the sale of $10,800 of Consumer Finance Division loans and normal seasonal changes and payoffs.  Loan growth in this market is expected to accelerate during the last six months of the year.  The prospects for increased loan activity in the third quarter 2007 is good as the Bank’s new business opportunity pipelines are increasing in all three of the Bank’s principal markets.

Securities

The Bank presently has $39,049 in securities classified as available-for-sale.  At June 30, 2007, $11,689 of these securities were pledged as collateral for public deposits in Oregon and Washington and to the Federal Reserve Bank of San Francisco to support balances in its Treasury, Tax and Loan deposit account.

Goodwill and Intangible Assets

At June 30, 2007, the Company had a recorded balance of $22,030 in goodwill attributable to the November 30, 2005 acquisition of NWBF.  In addition, at June 30, 2007, the Company had $1,208 in core deposit intangible assets resulting from the acquisition of NWBF.  During the second quarter 2007, the goodwill associated with the Consumer Finance Division of $275 was eliminated as a result of the sale of this division’s loans.  In accordance with Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment.  Management is required to perform an impairment analysis for the intangible assets (goodwill) with indefinite lives at least annually.  Management did perform an impairment analysis at June 30, 2007 and determined there was no indication of impairment of goodwill at that time.  The core deposit intangible was determined to have an expected life of approximately seven and one-half years and will be amortized through mid-year 2013.

Deposits

Outstanding deposits at June 30, 2007 were $699,402, an increase of $83,292 over outstanding deposits of $616,110 at June 30, 2006.  Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and local time deposits, including local time deposits in excess of $100 thousand, were $626,809, up $82,292 or 15% over last year and represented 90% of total deposits at June 30, 2007.  Outstanding core deposits at June 30, 2007 included a temporary deposit of $25,000 in the Portland market core deposit base, which, as expected, was withdrawn from the Bank subsequent to the end of the quarter.  A summary of both core deposit growth by market and other deposits classified as alternative funding for the six month period ending June 30, 2007 follows:

	Balance	Balance	Balance
	Jun. 30, 2007	Dec. 31, 2006	Jun. 30, 2006
Lane County Market core deposits	$382,873	$392,903	$378,188

Portland Market core deposits	156,806	124,273	99,019

Seattle Market core deposits	87,130	63,034	67,310

Total core deposits	626,809	580,210	544,517

Other deposits	72,593	61,062	71,593

Total	$699,402	$641,272	$616,110

The Portland and Seattle markets are accounting for the majority of year-over-year growth in core deposits and the growth of core deposits during the first six months of 2007.  The Portland market had outstanding core deposits of $131,806 (excluding the temporary $25,000 deposit), up $32,787 or 33% over last year and up $7,533 or 6% since December 31, 2006.  The Seattle market accounted for $19,820 of the year-over- year growth in the Bank’s core deposits, and $24,096 of growth in core deposits during the first six months of 2007. The Lane County market has experienced a small increase of over $4,000 in its year-over-year core deposit base, but has lost approximately $10,000 in core deposits during the first six months of the year.  Although competition for core deposits is extremely high in all markets, the Bank expects core deposit growth to increase during the third quarter 2006 as the pipeline for new deposit relationships is strong in all three markets, and historically, there is a resurgence of core deposits during the third quarter.  Management expects all three markets to increase their core deposit base during the third quarter.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures at June 30, 2007, which were issued in conjunction with the acquisition of NWBF.  At June 30, 2007, the entire $8,248 in junior subordinated debenture had an interest rate of 6.265% that is fixed for a five year period.  As of June 30, 2007, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines.  Additional information regarding the terms of the junior subordinated debentures, including maturity/repricing dates and interest rate, is included in Note 12 of the Notes to Consolidated Financial Statements in the Company’s 2006 annual Form 10-K.

Capital Resources

Capital is the shareholders’ investment in the Company.  Capital grows through the retention of earnings and the issuance of new stock through the exercise of stock options and decreases through the payment of dividends and share repurchase programs.  Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Below is a summary of changes in the Company’s capital accounts from December 31, 2006 through June 30, 2007:

Beginning capital December 31, 2006	$95,735
Net income for six months ended Jun. 30, 2007	6,206
Additions from exercise of stock options	1,156
Share based payments	284
Tax benefit from options exercised	194
Change in comprehensive income	(105)
Cash dividends paid to shareholders	(2,035)

Ending capital June 30, 2007	$101,435

Banking regulations require the Company to maintain minimum levels of capital.  The Company manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating).  A “well-capitalized” rating from the FDIC requires that the Bank maintain risk-based capital levels of 10% of total risk-based assets.  At June 30, 2007, the Company’s total capital to risk weighted assets was 10.84%, compared to 10.77% at June 30, 2006.

The Company’s Board of Directors reviews its dividend considerations so that cash dividends, when and if declared by the Company, would typically be paid in mid-March, June, September, and December of each year.  During the first two quarters of 2007, the Company declared quarterly dividends of $0.09 per share paid on March 15, 2007 and June 15, 2007.  The Company also declared and paid a 10% stock dividend during the second quarter of 2007 and maintained its $0.09 per share cash dividend.  The Company expects to continue the $0.09 per share dividend amount for each quarter remaining in 2007, which would result in an annual dividend of $0.35 per share, and would equate to a 21% increase over the prior year, retroactively adjusting last year’s outstanding shares and cash dividends paid.

The Company projects that earnings retention and existing capital will be sufficient to fund anticipated asset growth and shareholder dividends, while maintaining a well-capitalized designation from the FDIC.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit.  The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products.  In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract.  Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  At June 30, 2007, the Bank had $243,216 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The credit risk involved is essentially the same as that involved in extending loan facilities to customers.  At June 30, 2007, the Bank had $5,498 in letters of credit and financial guarantees written.

The Bank also has internal guidance lines of credit established for certain borrowers, primarily in the residential construction industry.  These guidance lines are not contractual commitments to extend credit, and may be terminated by the Bank for any reason without any obligation to the borrower.  These lines provide the Bank’s lenders limits on future extensions of credit to certain borrowers.  The Bank uses the same credit policies in establishing internal guidance lines as it does for other credit products.  At June 30, 2007, the Bank had unused and uncommitted guidance lines totaling approximately $38,797.

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

Core deposits represented 90% of total deposits at June 30, 2007 compared to 88% at June 30, 2006.    Historically, due to seasonal construction and economic activity and client payment of various tax obligations, the Company experiences a decline or slower growth of core deposits during the first quarter of each year as was the case during the first quarter 2007, as core deposits at the end of the first quarter showed a decline of $8,935 from year end December 31, 2006.  The Company grew core deposits, net of the $25,000 in temporary deposits, by $30,534 during the second quarter 2007.  The Company grew outstanding loans by $26,500 during the first six months of 2007.  Growth in core deposits during the second quarter funded all of the loan growth experienced during the first half of 2007.  At June 30, 2007, alternative funding sources were funding 18% of total Company assets compared to 19% of total assets at December 31, 2006.  Core deposit growth is expected to fund all or a substantial portion of loan growth during the third quarter.  Management expects as a result of this growth to lower the percentage of alternative funding as a percentage of total assets.

The Bank has a borrowing limit with the Federal Home Loan Bank of Seattle (the “FHLB”) equal to 30% of total assets.  At June 30, 2007, the borrowing line was approximately $270,000.  However, two factors limit the availability of the FHLB line: value of collateral pledged and amount of FHLB stock owned.  At
June 30, 2007, the Company had collateral pledged valued at approximately $172,000 and had stock on hand that would permit total borrowings of approximately $220,000, thus total borrowings at June 30, 2007 were limited to approximately $172,000.  At June 30, 2007, $94,054 was advanced on the FHLB line.  At
June 30, 2007, the Bank has established unsecured overnight lines totaling $118,000 with various correspondent banks none of which was being used at quarter end.  In addition, at June 30, 2007, the Bank has commercial real estate loans pledged to the Federal Reserve Bank of San Francisco, which permits it to borrow up to approximately $6,400.  Other sources of liquidity available to the Bank at June 30, 2007 included approximately $4,000 in funding available through the State of Washington time deposit program, $27,360 of unpledged securities available-for-sale, and approximately $27,500 of marketable government guaranteed loans included in the Bank’s loan portfolio.

Item 3.  Quantitative and Qualitative Disclosures on Market Risk

There has been no material change in the Bank’s exposure to market risk.  Readers are referred to the Bank’s Form 10-K and the Annual Report to Shareholders for the period ending December 31, 2006, for specific discussion.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of June 30, 2007, the date of this quarterly report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors during the first six months 2007 that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses in our internal controls, therefore no corrective actions were taken.

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

Item 4.  Submissions of Matters to a Vote of Security Holders

(a)	Pacific Continental Corporation’s Annual Shareholders’ Meeting was held on April 24, 2007

(b)	Not Applicable

(c)
A brief description of each matter voted upon at the Annual Meeting and number of votes cast for or withheld, including a separate tabulation with respect to each nominee to serve on the Board is presented below:

(1)
Election of (3) three Directors (Hal M. Brown, Larry G. Campbell, Michael D. Holzgang) for three-year terms expiring in 2010. Election of (1) one Director (Cathi Hatch) for a two-year term expiring in 2009.  Election of (1) one Director (R. Jay Tejera) for a one-year term expiring in 2008.

Directors:

Hal M. Brown
Votes Cast For:	8,091,868
Votes Withheld:	51,583

Larry G. Campbell
Votes Cast For:	8,044,941
Votes Withheld:	54,249

Michael D. Holzgang
Votes Cast For:	8,069,306
Votes Withheld:	29,884

Cathi Hatch
Votes Cast For:	7,932,482
Votes Withheld:	166,708

R. Jay Tejera
Votes Cast For:	8,042,157
Votes Withheld:	57,033

(2)	Amend the Company’s Articles of Incorporation, Article IX to eliminate the staggered board provision and allow for the annual election of all Directors.
Votes Cast For:	7,578,226
Votes Cast Against:	481,460
Votes Abstained:	39,504

Item 6.  Exhibits

(a)	Exhibits

3	Amended Articles of Incorporation
31.1	302 Certification, Hal Brown, President and Chief Executive Officer
31.2	302 Certification, Michael A. Reynolds, Executive Vice President and
Chief Financial Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION
(Registrant)

Dated August 6, 2007	/s/ Hal Brown
Hal Brown
President and Chief Executive Officer

Dated August 6, 2007	/s/ Michael A. Reynolds
Michael A. Reynolds
Executive Vice President and Chief Financial Officer