Form 10-Q
period 2007-09-30
PACIFIC CONTINENTAL CORP
filed 2007-11-05
CIK 1084717

As Filed with the Securities & Exchange Commission on November 5, 2007

SECURITIES & EXCHANGE COMMISSION

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

[   ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Actof 1934 For the transition period from _______________ to ________________

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
Large accelerated filer   __                                                                Accelerated filer   X                                               Non-accelerated filer  __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act     Yes  __                   No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock outstanding as of October 31, 2007:                                                                                                       11,875,898

PACIFIC CONTINENTAL CORPORATION
FORM 10-Q
QUARTERLY REPORT

PART I
Item 1.  Financial Statements

CONSOLIDATED INCOME STATEMENTS
Amounts in $ 000's, Except for Per Share Data
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Interest and dividend income
Loans	$16,931	$15,622	$50,453	$43,962
Securities	472	426	1,310	1,233
Dividends on Federal Home Loan Bank stock	5	-	14	-
Federal funds sold	11	14	40	34
	17,419	16,062	51,817	45,229

Interest expense
Deposits	4,946	4,151	14,350	11,386
Federal Home Loan Bank borrowings	1,160	1,482	4,549	3,711
Junior Subordinated Debentures	128	129	380	382
Federal funds purchased	207	103	304	297
	6,441	5,865	19,583	15,776

Net interest income	10,978	10,197	32,234	29,453

Provision for loan losses	125	150	450	600
Net interest income after provision	10,853	10,047	31,784	28,853

Noninterest income
Service charges on deposit accounts	342	322	1,032	994
Other fee income, principally bankcard	426	378	1,206	1,112
Loan servicing fees	25	25	74	85
Mortgage banking income and gains
on loan sales	90	214	279	599
Gain on sale of fixed assets	-	335	-	335
Other noninterest income	114	80	303	242
	997	1,354	2,894	3,367

Noninterest expense
Salaries and employee benefits	3,938	3,855	11,773	10,603
Premises and equipment	799	762	2,331	2,271
Bankcard processing	141	126	397	373
Business development	308	342	1,130	1,076
Other noninterest expense	1,213	1,024	3,639	2,878
	6,399	6,109	19,270	17,201

Income before income taxes	5,451	5,292	15,408	15,019
Provision for income taxes	2,030	1,851	5,781	5,458

Net income	$3,421	$3,441	$9,627	$9,561

Earnings per share
Basic	$0.29	$0.30	$0.82	$0.83
Diluted	$0.29	$0.29	$0.80	$0.82

Weighted average shares outstanding
Basic	11,848	11,652	11,808	11,550

Common stock equivalents
attributable to stock options	133	122	153	128
Diluted	11,981	11,774	11,961	11,678

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in $ 000’s
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net income	$3,421	$3,441	$9,627	$9,561

Other comprehensive income:
Unrealized gains arising during the period	345	557	174	157

Income tax (expense) benefit	(132)	(213)	(67)	(60)
Net unrealized gains (losses) on securities
available for sale	213	344	107	97
Comprehensive Income	$3,634	$3,785	$9,734	$9,658

See accompanying notes.

CONSOLIDATED BALANCE SHEETS
Amounts in $ 000’s
(Unaudited)

	Sep. 30,	Dec. 31,	Sep. 30,
	2007	2006	2006
ASSETS
Cash and due from banks	$20,357	$32,323	$25,531
Interest-bearing deposits with banks	410	406	406
Federal funds sold	130	49	2,082
Total cash and cash equivalents	20,897	32,778	28,019

Securities available-for-sale	50,345	38,783	39,360
Loans held for sale	-	2,140	1,971
Loans, less allowance for loan losses	795,184	758,816	733,414
Interest receivable	4,277	3,998	3,617
Federal Home Loan Bank stock	3,480	3,480	3,480
Property, net of accumulated depreciation	19,934	18,591	18,104
Goodwill and other intangible assets	23,182	23,626	24,034
Deferred tax asset	1,964	1,652	1,370
Other assets	1,626	1,487	1,351

Total assets	$920,889	$885,351	$854,720

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-bearing demand	$175,932	$187,834	$178,321
Savings and interest-bearing checking	405,578	355,863	329,178
Time $100,000 and over	47,025	48,876	46,932
Other time	54,679	48,699	57,754
Total deposits	683,214	641,272	612,185

Federal funds purchased	13,500	4,410	16,890
Federal Home Loan Bank borrowings	107,500	131,804	120,429
Junior subordinated debenture	8,248	8,248	8,248
Accrued merger consideration liability	242	256	334
Accrued interest and other payables	3,768	3,626	3,345
Total liabilities	816,472	789,616	761,431

Stockholders' equity
Common stock, no par value; 25,000,000 shares	60,304	58,255	58,068
authorized; 11,865,541, 11,711,990, 11,687,639
outstanding as of September 30, 2007,
December 31, 2006 and September 30, 2006,
respectively
Retained earnings	44,251	37,725	35,483
Accumulated other comprehensive loss	(138)	(245)	(262)
	104,417	95,735	93,289

Total liabilities and stockholders’ equity	$920,889	$885,351	$854,720

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in $ 000’s
(Unaudited)

	For nine months ended Sep. 30,
	2007	2006

Net cash provided by operating activities	$12,643	$8,518

Cash flows from investing activities
Proceeds from sales and maturities of investment securities	6,111	4,578
Purchase of investment securities	(17,417)	(4,632)
Loans made net of principal collections received	(67,432)	(62,478)
Proceeds from sale of loans	31,510	5,377
Purchase of loans	(118)	(6,406)
Cash paid for acquisitions	(15)	(12,671)
Purchase of property	(2,327)	(2,118)
Proceeds from sale of property	-	403
Proceeds on sale of foreclosed assets	-	194

Net cash used in investing activities	(49,688)	(77,753)

Cash flow from financing activities
Change in deposits	41,942	7,914
Change in federal funds purchased and
FHLB short-term borrowings	14,090	12,890
Proceeds from FHLB term advances	436,500	312,000
FHLB term advances paid-off	(465,804)	(268,375)
Proceeds from stock options exercised	1,366	3,274
Excess tax benefit of stock options exercised	172	239
Dividends paid	(3,102)	(2,531)

Net cash provided by financing activities	25,164	65,411

Net decrease in cash and cash equivalents	(11,881)	(3,824)

Cash and cash equivalents, beginning of period	32,778	31,843

Cash and cash equivalents, end of period	$20,897	$28,019

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A complete set of Notes to Consolidated Financial Statements is a part of the Company’s 2006 Form 10-K filed March 15, 2007. The notes below are included due to material changes in the financial statements or to provide the reader with additional information not otherwise available.  All numbers in the following notes are expressed in thousands of dollars, except per share data. All outstanding shares and per share data for the third quarter and nine months of 2006 have been retroactively adjusted to reflect the 10% stock dividend distributed June 15, 2007.

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

2. Equity and Liability Based Compensation Plans

The Company adopted Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (“SFAS 123R”) effective January 1, 2006.  SFAS 123R establishes the accounting required for share-based compensation, and requires companies to measure and recognize compensation expense for all share-based payments at the grant date based on the fair value of the award, as defined in SFAS 123R, and include such costs as an expense in our income statements over the requisite service (vesting) period.  The Company adopted SFAS 123R using a modified prospective application, whereby the provisions of the statement have been applied prospectively only from the date of adoption for new (issued subsequent to December 31, 2005) and unvested stock option awards for which the requisite service is rendered after the date of adoption.  Thus, the Company recognizes as expense the fair value of stock options issued prior to January 1, 2006, but vesting after January 1, 2006, over the remaining vesting period.  In addition, compensation expense must be recognized for any awards modified, repurchased, or cancelled after the date of adoption.  The Company uses the Black-Scholes option pricing model to measure fair value.

The Bank’s stock option and equity compensation plan information has been retroactively restated to reflect the 10% stock dividend declared and paid during the second quarter 2007.

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

Pursuant to the approval of the 2006 Stock Option and Equity Compensation Plan (the “2006 SOEC Plan”) at the annual shareholders’ meeting in April 2006, incentive stock options, nonqualified stock options, restricted stock, restricted stock units, or stock appreciation rights may be awarded to attract and retain the best available personnel for positions of responsibility with the corporation and its subsidiaries.  The exercise price for shares of common stock subject to an option shall not be less than 100% of the fair market value of a share of common stock as of the date of grant of the option; provided, however, that in the case of an incentive stock option granted to an employee who immediately before the grant of such incentive stock option is a shareholder-employee, the incentive stock option exercise price shall be at least 110% of the fair value of the common stock as of the date of grant of the  incentive stock option. The Compensation Committee of the Board of Directors may impose any terms or conditions on the vesting of an award that it determines to be appropriate.  The first stock options, under this plan, were granted in the third quarter 2006, in which 60 incentive stock options, each with a fair value of  $3.88, were issued to selected employees.  The Company issued no options during the third quarter 2007.  However, the Company did issue 71 incentive stock options, with a fair value of $4.45 per unit, to selected employees during the nine-month period ending September 30, 2007.

Pursuant to the Company’s 2006 SOEC Plan, stock appreciation rights (SARs) may be granted to employees.  The stock appreciation rights may be settled in cash or cash and common stock as determined at the date of issuance.  The Compensation Committee or the Board of Directors determines vesting provisions when awards are granted, and the awards granted generally vest over three or four years and have a maximum life of ten years.  SARs settled in stock are recognized as equity-based awards while SARs settled in cash are recognized on the balance sheet as liability-based awards, both of which are granted at the fair market value of our common stock at the grant date.  The grant-date fair value of the liability based awards vesting in the current period, along with the change in fair value of the awards during the period, are recognized as compensation expense and as an adjustment to the recorded liability.  The Company began issuing SARS in the third quarter 2006, in which 75 SARs settled in stock and 60 SARs settled in cash were issued with both awards having a fair value of $3.88 per SAR.  No SARs were issued during the third quarter 2007.  For the nine-month period ending September 30, 2007, the Company issued 152 SARs, with a fair value of $4.45 per unit, of which 66 are to be settled in cash, while 86 are to be settled in stock.  The conversion of SARs, to be settled in stock, is estimated to be one share of common stock for every 4.89 SARs.  Therefore, 18 shares of common stock are expected to be issued if all 86 SARs are settled.

Also, pursuant to the Company’s 2006 SOEC Plan, non-qualified options awards have been granted to directors.  Stock options have been granted at exercise prices of not less than 100% of the fair market value of our common stock at the grant date.  The maximum life of options granted under this plan is ten years from the grant date.  The Company issued 21 nonqualified stock options, with a fair value of $2.65 per option, during the third quarter 2006.  The Company issued no options during the third quarter 2007 and issued 18 nonqualified stock options, with a fair value of $3.09 per option, to the directors during the nine-month period ending September 30, 2007.

The following tables identify the compensation expenses and tax benefits received by the Company according to the compensation plans and awards described above for the three- and nine-month periods ending September 30, 2007 and 2006:

	3-months ending Sep. 30, 2007		3-months ending Sep. 30, 2006
	Comp. Exp.	Tax Benefit	Comp. Exp.	Tax Benefit
1999 ESOP Plan	$75	$-	$75	$-
1999 DSOP Plan	-	-	14	5
2006 SOEC - ISOs	28	-	5	-
2006 SOEC - SARS stock	34	-	11	-
2006 SOEC - SARS cash	15	6	-	-
2006 SOEC - DSOs	7	2	1	-
Total	$159	$8	$106	$5

	9-months ending Sep. 30, 2007		9-months ending Sep. 30, 2006
	Comp. Exp.	Tax Benefit	Comp. Exp.	Tax Benefit
1999 ESOP Plan	$228	$-	$318	$-
1999 DSOP Plan	7	3	56	31
2006 SOEC - ISOs	80	-	5	-
2006 SOEC - SARS stock	94	-	11	-
2006 SOEC - SARS cash	40	22	-	-
2006 SOEC - DSOs	19	10	1	-
Total	$468	$35	$391	$31

Stock Options –
The following table provides the weighted-average fair values for stock options granted during the three– and nine-month periods ending September 30, 2007 and 2006.  These values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2007	2006	2007	2006

Expected life in years (1)	N/A	5.48	5.61	5.34
Volatility (1)	N/A	18.29%	17.87%	18.16%
Interest Rate (2)	N/A	4.72%	4.81%	4.72%
Yield Rate (3)	N/A	1.78%	1.58%	1.78%

Average Fair-Value	N/A	$ 3.56	$ 4.18	$ 3.48

(1)	Estimate based on historical experience. Volatility is based on historical experience over a period equivalent to the expected life in years.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
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

A summary of stock option activity for all Company plans during the current fiscal year is presented below:

Total Stock Options	Shares	Average Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	842	$11.68
Granted	89	18.39
Exercised	(154)	9.16
Forfeited or expired	(7)	13.70
Outstanding at September 30, 2007	770	$12.94	3.42	$2,347

Exercisable at September 30, 2007	427	$10.90	2.32	$2,007

Nonvested Options	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006	311	$2.88
Granted	89	4.18
Vested	(50)	2.74
Forfeited or expired	(6)	2.73
Outstanding at September 30, 2007	343	$3.24

A summary of value received by employees and directors exercising stock options for the three- and nine-month periods ending September 30, 2007 and 2006 is presented below:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2007	2006	2007	2006
Total intrinsic value of
stock options exercised	$215	$684	$1,206	$2,724

Stock Appreciation Rights -
The following table provides the weighted-average fair values for stock appreciation rights (SARs) to be settled in stock granted during the three- and nine-month periods ending September 30, 2007 and 2006.  These are considered to be equity-based awards.  No activity was recognized during the third quarter 2007.  The values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2007	2006	2007	2006

Expected life in years (1)	N/A	6.00	6.00	6.00
Volatility (1)	N/A	19.51%	18.68%	19.51%
Interest Rate (2)	N/A	4.72%	4.81%	4.72%
Yield Rate (3)	N/A	1.78%	1.58%	1.78%

Average Fair-Value	N/A	$ 3.88	$ 4.45	$ 3.88

(1)	Volatility is based on historical experience over a period equivalent to the expected life in years.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
(3)
The Company has paid cash dividends on common stock since 1985.  Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date.

A summary of SAR – stock award activity during the current fiscal year is presented below:

Total SAR - Stock Awards	Awards	Average Price Per Award	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	75	$16.34
Granted	86	18.39
Exercised	-	-
Forfeited or expired	(4)	17.14
Outstanding at September 30, 2007	157	$17.44	9.19	$-

Exercisable at September 30, 2007	18	$16.34	9.19	$-

Nonvested SAR - Stock Awards	Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006	75	$3.88
Granted	86	4.45
Vested	(18)	3.88
Forfeited or expired	(4)	4.10
Outstanding at September 30, 2007	139	$4.22

The stock appreciation rights (SARs) to be settled in cash awarded February 13, 2007 have the same weighted –average fair value inputs as the SARs settled in stock mentioned above.

A summary of SAR – cash awards activity during the current fiscal year is presented below:

Total SAR - Cash Awards	Shares	Average Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	60	$16.34
Granted	66	18.39
Exercised	-	-
Forfeited or expired	(8)	17.22
Outstanding at September 30, 2007	118	$17.43	9.19	$-

Exercisable at September 30, 2007	14	$16.34	9.19	$-

Nonvested SAR - Cash Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006	60	3.88
Granted	66	4.45
Vested	(14)	3.88
Forfeited or expired	(8)	3.88
Outstanding at September 30, 2007	104	$4.22

For any future grants, as required by SFAS 123R, the Company will estimate the impact of forfeitures based  on our historical experience with previously granted stock options, and consider the impact of the forfeitures when determining the amount of expense to record for both stock and cash settled SARs.

At September 30, 2007, the Company has estimated unrecognized compensation expense of $670, $423 and $222 for unvested stock options, SAR – stock awards and SAR – cash awards, respectively.  These amounts are based on a forfeiture rate assumption of 20% for all awards granted to employees.  The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested stock options, SAR – stock awards and SAR – cash awards is approximately 2.6, 3.2 and 3.2 years, respectively.

3. Loans

Major classifications of loans at September 30, 2007, December 31, 2006, and September 30, 2006 are as follows:

	September 30, 2007	December 31, 2006	September 30, 2006

Commercial loans	$185,929	$169,566	$154,185
Real estate loans	612,740	590,855	577,978
Consumer loans	7,288	9,168	12,332

	805,957	769,589	744,495
Deferred loan origination fees	(2,039)	(2,489)	(2,648)

	803,918	767,100	741,847
Allowance for loan losses	(8,734)	(8,284)	(8,433)

	$795,184	$758,816	$733,414

Allowance for loan losses

Below is a summary of additions and charges against the allowance for loan losses for the nine-month periods ending September 30, 2007 and 2006:

	2007	2006

Balance, January 1	$8,284	$7,792
Provision charged to income	450	600
Loans charged against allowance	(61)	(63)
Recoveries credited to allowance	61	104

Balance, September 30	$8,734	$8,433

The recorded investment in restructured and other impaired loans totaled $1,554 and $629 at September 30, 2007 and 2006, respectively.  Impaired loans at September 30, 2007 include $1,325 of nonaccrual loans and $229 of a 90-day past-due loan that was still accruing interest.  The specific valuation allowance for loan losses related to these impaired loans was $291 and $138 at September 30, 2007 and 2006, respectively, and is included in the ending allowance shown above.  The average recorded investment in impaired loans for the first nine months of 2007 and 2006 was approximately $1,029 and $611, respectively.  Interest income recognized on restructured and impaired loans was $110 and $28 in the first nine months of 2007 and 2006, respectively.

A substantial portion of the loan portfolio is collateralized by real estate, and is, therefore, susceptible to changes in local market conditions.  Management believes that the loan portfolio is diversified among industry groups.  At September 30, 2007, outstanding residential construction loans totaled $98,395 and represented 12.2% of total outstanding loans.  In addition, at September 30, 2007, unfunded loan commitments for residential construction totaled approximately $40,327.  Outstanding residential construction loans at December 31, 2006 were $100,996 or 13.3% of total outstanding loans, and unfunded commitments for residential construction totaled approximately $59,642.  There are no other industry concentrations in excess of 10% of total outstanding loans.  It is management’s opinion that the allowance for loan losses is adequate to absorb known and inherent risks in the loan portfolio.  However, actual results may differ from estimates.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Pacific Continental Corporation’s and its wholly-owned subsidiary, Pacific Continental Bank’s operating results and financial condition for the three and nine  months ended September 30, 2007.  When warranted, comparisons are made to the same period in 2006 and to the previous year ended December 31, 2006.  The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report.  The reader is assumed to have access to the Company’s Form 10-K for the previous year ended December 31, 2006, which contains additional statistics and explanations.  All numbers, except per share data, are expressed in thousands of dollars.

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

Allowance for Loan Losses and Reserve for Unfunded Commitments

The allowance for outstanding loans is classified as a contra-asset account offsetting outstanding loans, and the allowance for unfunded commitments is classified as an other liability on the balance sheet.  The allowance for loan losses is established through a provision for loan losses charged against earnings.  The balances of the allowance for loan losses for outstanding loans and unfunded commitments are maintained at amounts management believes will be adequate to absorb known and inherent losses in the loan portfolio and commitments to loan funds.  The appropriate balance of the allowance accounts is determined by applying loss factors to the credit exposure from outstanding loans and unfunded loan commitments.  Estimated loss factors are based on subjective measurements including management’s assessment of the internal risk classifications, changes in the nature of the loan portfolios, industry concentrations, and the impact of current local, regional, and national economic factors on the quality of the loan portfolio.  Changes in these estimates and assumptions are possible and may have a material impact on the Company’s consolidated financial statements, results of operations, or liquidity.

Goodwill and Intangible Assets

At September 30, 2007, the Company had $23,182 in goodwill and other intangible assets consisting of $22,030 in goodwill and $1,152 in core deposit intangible from the 2005 acquisition of Northwest Business Financial Corporation (NWBF).  During the second quarter 2007, the Bank sold its Consumer Finance Division and eliminated the $275 of goodwill related to this division.  The core deposit intangible is currently being amortized to expense over seven years at approximately $223 per year.  In accordance with Financial Accounting Standard 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002, assets with indefinite lives are no longer amortized, but instead are periodically tested for impairment.  Management performs an impairment analysis for the intangible assets with indefinite lives quarterly and has determined that there was no impairment as of September 30, 2007.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”).  This standard requires employers to recognize the under or over funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income.  The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2007, and are not expected to have a material impact on our financial statements as the Company does not currently offer a defined benefit plan for its employees.

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

HIGHLIGHTS

	For the three months ended Sep. 30,			For the nine months ended Sep. 30,
	2007	2006	% Change	2007	2006	% Change

Net income	$3,421	$3,441	-1%	$9,627	$9,561	1%

Earnings per share
Basic (1)	$0.29	$0.30	-3%	$0.82	$0.83	-1%
Diluted (1)	$0.29	$0.29	0%	$0.80	$0.82	-2%

Assets, period-end				$920,889	$854,720	8%
Loans, period-end				$803,918	$743,818	8%
Core Deposits, period-end (2)				$619,464	$547,557	13%
Deposits, period-end				$683,214	$612,185	12%

Return on avg. assets (3)	1.51%	1.64%		1.44%	1.57%
Return on avg. equity (3)	13.03%	14.90%		12.66%	14.46%
Return on avg. tangible equity (4)	16.76%	20.20%		16.46%	19.88%

(1)	All per share data has been retroactively adjusted to reflect 10% stock dividend declared and paid during the second quarter 2007.
(2)	Defined by the Company as demand, interest checking, money market, savings, and local time deposits, including local time deposits in excess of $100 thousand.
(3)	Amounts annualized.
(4)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.

The Company earned $3,421 in the third quarter 2007, a 1% decrease from net income of $3,441 for the same quarter last year.  Earnings per diluted share were $0.29 for third quarter 2007, the same as was reported for the prior year third quarter.  During the third quarter 2006, the Bank recorded two nonrecurring transactions that resulted in a cumulative after-tax gain of $0.01 per share.

The net interest margin for the third quarter 2007 was 5.25%, down 4 basis points from last year for the same quarter, but up 1 basis point from the 5.24% net interest margin reported for second quarter 2007.   The Bank’s net interest margin has been very stable for the first three quarters of the current year with net interest margins of 5.23%, 5.24%, and 5.25% reported for first, second, and third quarters of 2007, respectively.

Noninterest expenses for third quarter 2007 were $6,399, up 5% from the $6,109 reported for third quarter 2006, reflecting cost control initiatives implemented by the Company during the first quarter 2007.  On a linked-quarter basis, third quarter noninterest expense was down $114 from second quarter 2007, and down $191 from fourth quarter noninterest expense of $6,590.

For the first nine months of 2007, the Company earned $9,627, a 1% increase over the $9,561 reported for the first nine months of 2006.

Through September 30, 2007, the Company’s net interest margin was 5.24%, down 4 basis points from last year’s net interest margin of 5.28% for the same period.  While the net interest margin continued to be under pressure in a challenging and highly competitive operating environment, the Company has been able to mitigate the margin compression through its ability to generate core deposit growth.

Loans and core deposits at September 30, 2007 showed growth rates of 8% and 13%, respectively, over September 30, 2006.  Core deposits, which are defined as demand deposits, interest checking, money market account, and local time deposits (including local time deposits in excess of $100 thousand), constitute 91% of September 30, 2007 outstanding deposits compared to 89% at September 30, 2006.  Outstanding core deposits at September 30, 2007 were $619,464, and up $71,907 or 13% over outstanding core deposits at September 30, 2006.  Outstanding core deposits at September 30, 2007 grew by $17,655 in the third quarter over June 30, 2007 core deposits, when a temporary $25,000 deposit is excluded from June 30, 2007 results.  During the third quarter 2007, average core deposits were $606,918, an increase of $31,978 over average core deposits of $574,940 reported for the second quarter 2007.  Noninterest-bearing demand deposits at September 30, 2007 were $175,932 or 26% of total deposits and 28% of core deposits.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the primary source of the Company’s revenue.  Net interest income is the difference between interest income derived from earning assets, principally loans, and interest expense associated with interest-bearing liabilities, principally deposits.  The volume and mix of earning assets and funding sources, market rates of interest, demand for loans, and the availability of deposits affect net interest income.

The net interest margin as a percentage of earning assets for the third quarter 2007 was 5.25%, a 4 basis point decline from the 5.29% net interest margin reported for third quarter 2006.  However, the third quarter 2007 net interest margin of 5.25% was up 1 basis point from the second quarter 2007 net interest margin of 5.24%.  On a linked-quarter basis, the 1 basis point improvement in the net interest margin can be attributable to a 16 basis point decline in the Bank’s cost of funds, which was partially offset by a decline of 15 basis points in earning asset yields.  The drop in the Bank’s cost of funds in third quarter 2007 from second quarter 2007 was attributable to three factors: 1) growth of $31,980 in average core deposits in third quarter 2007 over second quarter 2007; 2) implementation of presentment of imaged cash letters to correspondent banks, which increased funds availability, lowered overnight borrowings and added approximately 3 basis points to the third quarter 2007 net interest margin; and 3) market interest rates that lowered the 91-day Treasury bill rate during the quarter and effectively lowered the rate paid on approximately $200,000 of the Bank’s indexed money market deposits.  In addition, the disruption in the financial markets during August 2007 created a flight to quality that led to the 91-day Treasury bill rate to fall temporarily to as low as 2.80%, again, benefiting the cost of funds and improving the net interest margin.

The following table presents the condensed average balance sheet information, together  with interest income and yields on average interest-bearing liabilities for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006:

Table I
Average Balance Analysis of Net Interest Earnings
(dollars in thousands)

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
Interest Earning Assets
Federal funds sold and interest-
bearing deposits in banks	$730	$11	5.98%	$988	$14	5.62%
Securities available for sale:
Taxable (1)	39,936	435	4.32%	38,488	394	4.06%
Tax-exempt	4,387	42	3.80%	3,360	32	3.78%
Loans, net of allowance for loan losses(2)(3)(4)	784,902	16,931	8.56%	721,675	15,622	8.59%

Total interest earning assets	829,955	17,419	8.33%	764,511	16,062	8.34%

Non Earning Assets
Cash and due from banks	20,667			21,795
Premises and equipment	19,598			17,774
Goodwill & other intangibles	23,213			24,067
Interest receivable and other	6,464			4,695
Total non interest assets	69,942			68,331

Total assets	$899,897			$832,842

Interest-Bearing Liabilities
Money market and NOW accounts	$380,422	$3,587	3.74%	$307,669	$2,811	3.62%
Savings deposits	25,176	131	2.06%	23,211	87	1.49%
Time deposits - core (5)	29,696	327	4.37%	38,288	361	3.74%
Total interest-bearing core deposits	435,294	4,045	3.69%	369,168	3,259	3.50%

Time deposits - non-core	67,525	901	5.29%	69,528	892	5.09%
Federal funds purchased	16,298	220	5.36%	7,900	115	5.78%
FHLB borrowings	92,242	1,147	4.93%	118,831	1,470	4.91%
Trust preferred	8,248	128	6.16%	8,248	129	6.21%
Total interest-bearing alternative funding	184,313	2,396	5.16%	204,507	2,606	5.06%
Total interest-bearing liabilities	619,607	6,441	4.12%	573,675	5,865	4.06%

Noninterest-Bearing Liabilities
Demand deposits	171,624			163,641
Interest payable and other	4,502			3,886
Total noninterest liabilities	176,126			167,527
Total liabilities	795,733			741,202
Stockholders' equity	104,164			91,640
Total liabilities and stockholders' equity	$899,897			$832,842
Net Interest Income		$10,978			$10,197
Net Interest Income as a Percent of Earning Assets		5.25%			5.29%
(1) Federal Home Loan Bank stock is included in securities available for sale.
(2) Nonaccrual loans have been included in average balance totals.
(3) Interest income includes recognized loan origination fees of $521 and $603 for the three months ended
September 30, 2007 and 2006, respectively.
(4) Total includes loans held for sale.
(5) Core time deposits include all non-public time deposits, including in-market non-public time deposits over $100.

Table I above shows that earning asset yields for the third quarter 2007 of 8.33% were virtually unchanged from third quarter 2006 earning asset yields.  While earning asset yields were relatively unchanged, the Bank’s cost of interest-bearing liabilities increased from 4.06% for third quarter 2006 to 4.12% for third quarter 2007.  This increase is reflected in both the cost of the Bank’s interest-bearing core deposits and cost of alternative funding.  Each of the Bank’s interest-bearing core deposit categories showed an increase in rates, as did all alternative funding categories, with the exception of federal funds purchased.  Table I also illustrates the significant difference between the Bank’s cost of interest-bearing core deposits compared to the cost of alternative funding.  For the quarter ended September 30, 2007, the Bank’s cost of interest-bearing core deposits was 3.69% or 147 basis points below the cost of alternative funding at 5.16%.  When the Bank’s average noninterest-bearing deposits of $171,624 are included in the core deposit base, the average cost of core deposits drops to 2.69% for the third quarter 2007 or 247 basis points below the cost of alternative funding.

The following table sets forth a summary of the changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended September 30, 2007 as compared to the same period last year:

Table II
Analysis of Changes in Interest Income and Interest Expense
(dollars in thousands)
	Three Months Ended September 30, 2007 compared to September 30, 2006 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest
bearing deposits in banks	$(4)	$1	$(3)
Securities available-for-sale:
Taxable	15	26	41
Tax-exempt	10	0	10
Loans, net of allowance for loan losses	1,369	(60)	1,309

Total interest income	1,390	(33)	1,357

Interest paid on:
Money market and NOW accounts	(686)	(90)	(776)
Savings deposits	(10)	(34)	(44)
Time deposits - core	95	(60)	34
Total interest-bearing core deposits	(601)	(184)	(786)

Time deposits - non-core	27	(35)	(9)
Federal funds purchased	(113)	8	(105)
FHLB borrowings	331	(8)	323
Trust preferred	-	1	1
Total interest-bearing alternative funding	244	(34)	210

Total interest expense	(357)	(218)	(576)

Net interest income	$1,033	$(251)	$781

The quarter ended September 30, 2007 rate/volume analysis shows that interest income, including recognized loan fees, improved by $1,357 over the same period last year.  Higher volumes of earning assets increased interest income by $1,390, while lower yields on loans decreased interest income by $33.  The rate/volume analysis shows that interest expense for the quarter ended September 30, 2007 increased by $576 over the same quarter last year, as higher volumes on all deposit categories caused interest expense to increase by $357, combined with changes in rates, which increased interest expense by $218.

The Company is starting the fourth quarter with a strong core deposit base due to the growth experienced during the third quarter, and historically the core deposit growth rate accelerates during the fourth quarter each year.  In addition, due to the Company’s relatively balanced interest rate risk profile, the recent action or any future action by the Federal Reserve to lower short-term interest rates is not expected to have a material impact on the Bank’s net interest margin.

However, the Company does not expect any significant abatement in the competitive environment for loans and deposits and when combined with the projected interest rate environment, suggests a flat margin in the fourth quarter 2007 when compared to the third quarter 2007 margin.  The interest margin forecast is highly dependent upon the historical expectation that the core deposit growth rate will accelerate during the fourth quarter and that this growth in core deposits will be in the appropriate product mix.

The following table presents the condensed balance sheet information, together with interest income and yields on year-to-date average interest-earning assets, and interest expense and rates on interest-bearing liabilities for the nine months ended September 30, 2007 compared to September 30, 2006:

Table I
Average Balance Analysis of Net Interest Earnings
(dollars in thousands)

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2007
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
Interest Earning Assets
Federal funds sold and interest-
bearing deposits in banks	$1,039	$40	5.19%	$960	$34	4.74%
Securities available for sale:
Taxable (1)	38,449	1,216	4.23%	38,673	1,142	3.95%
Tax-exempt	3,958	108	3.64%	3,220	91	3.78%
Loans, net of allowance for loan losses(2)(3)(4)	778,774	50,453	8.66%	702,336	43,962	8.37%

Total interest earning assets	822,220	51,817	8.43%	745,189	45,229	8.11%

Non Earning Assets
Cash and due from banks	22,349			23,011
Premises and equipment	19,384			17,428
Goodwill & other intangibles	23,449			24,116
Interest receivable and other	6,608			4,490
Total non interest assets	71,790			69,045

Total assets	$894,010			$814,234

Interest-Bearing Liabilities
Money market and NOW accounts	$360,040	$10,292	3.82%	$298,231	$7,408	3.32%
Savings deposits	25,542	404	2.12%	23,083	239	1.38%
Time deposits - core (5)	30,660	959	4.18%	41,574	1,086	3.49%
Total interest-bearing core deposits	416,242	11,655	3.74%	362,888	8,733	3.22%

Time deposits - non-core	68,747	2,695	5.24%	74,875	2,653	4.74%
Federal funds purchased	7,954	325	5.47%	7,882	323	5.48%
FHLB borrowings	119,502	4,528	5.07%	106,181	3,685	4.64%
Trust preferred	8,248	380	6.16%	8,248	382	6.19%
Total interest-bearing alternative funding	204,451	7,928	5.18%	197,186	7,043	4.78%
Total interest-bearing liabilities	620,693	19,583	4.22%	560,074	15,776	3.77%

Noninterest-Bearing Liabilities
Demand deposits	167,461			159,997
Interest payable and other	4,210			5,748
Total noninterest liabilities	171,671			165,745
Total liabilities	792,364			725,819
Stockholders' equity	$101,646			$88,415
Total liabilities and stockholders' equity	$894,010			$814,234
Net Interest Income		$32,234			$29,453
Net Interest Income as a Percent of Earning Assets		5.24%			5.28%
(1) Federal Home Loan Bank stock is included in securities available for sale.
(2) Nonaccrual loans have been included in average balance totals.
(3) Interest income includes recognized loan origination fees of $1,618 and $1,506 for the nine months ended
September 30, 2007 and 2006, respectively.
(4) Total includes loans held for sale.
(5) Core time deposits include all non-public time deposits, including in-market non-public time deposits over $100.

Table I above shows that earning asset yields improved by 32 basis points in the first nine months of 2007 over the same period last year from 8.11% to 8.43%.   Table I shows the overall cost of interest-bearing liabilities for the first nine months of 2007 was 4.22%, up 45 basis points from the 3.77% cost for the same period last year.  Table I also illustrates the difference between the cost of interest-bearing core deposits for the first nine months of 2007 as compared to the cost of alternative funding.  Table I shows that through September 30, 2007, the cost of interest-bearing core deposits was 3.74% or 144 basis points less than the 5.18% cost of alternative funding.   When noninterst-bearing demand deposits are included in the core deposit base, the overall cost of the Bank’s core deposits fall to 2.67% for the first nine months of 2007 or 251 basis points less than the cost of alternative funding.

The following table sets forth a summary of the changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the nine months ended September 30, 2007 as compared to the same period last year:

Table II
Analysis of Changes in Interest Income and Interest Expense
(dollars in thousands)

	Nine Months Ended September 30, 2007 compared to September 30, 2006 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest
bearing deposits in banks	$2	$4	$6
Securities available-for-sale:
Taxable	(7)	81	74
Tax-exempt	21	(4)	17
Loans, net of allowance for loan losses	4,785	1,706	6,491

Total interest income	4,801	1,787	6,588

Interest paid on:
Money market and NOW accounts	(1,766)	(1,117)	(2,884)
Savings deposits	(39)	(126)	(165)
Time deposits - core	341	(214)	127
Total interest-bearing core deposits	(1,464)	(1,457)	(2,922)

Time deposits - non-core	240	(282)	(42)
Federal funds purchased	(3)	1	(2)
FHLB borrowings	(505)	(338)	(843)
Trust preferred	0	2	2
Total interest-bearing alternative funding	(268)	(618)	(885)

Total interest expense	(1,732)	(2,075)	(3,807)

Net interest income	$3,069	$(288)	$2,781

The year-to-date September 30, 2007 rate/volume analysis shows that interest income, including recognized loan fees, improved by $6,588 over the same period last year.  Higher volumes of earning assets increased interest income by $4,801, and higher yields on loans increased interest income by $1,787.  The rate/volume analysis shows that interest expense through September 30, 2007 increased by $3,807 over last year, as higher volumes on all deposit categories caused interest expense to increase by $1,733, combined with changes in rates, which increased interest expense by $2,074.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the first nine months of:

	2007	2006

Balance, January 1	$8,284	$7,792
Provision charged to income	450	600
Loans charged against allowance	(61)	(63)
Recoveries credited to allowance	61	104

Balance, September 30	$8,734	$8,433

The year-to-date September 30, 2007 provision for loan losses was $450, compared to $600 for the same period last year.  The lower provision in 2007 reflects a slowdown in loan growth during the current year and continued stability in the overall credit quality of the Bank’s loan portfolio.

There were no year-to-date September 30, 2007 net loan charge offs  compared to $41 in net loan recoveries reported for the same period in 2006.  The allowance for loan losses at September 30, 2007 was 1.09% of period end loans compared to 1.08% and 1.13% at December 31, 2006 and September 30, 2006, respectively.  The allowance at September 30, 2007 includes $291 in specific allowance (included in the ending allowance above) for impaired loans, which total $1,554.  Impaired loans include $1,325 of nonaccrual loans and a 90-day past due loan in the amount of $229, which was still accruing interest.  At December 31, 2006, the Company had $495 of impaired loans with a specific allowance of $109 assigned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more and still accruing interest, and foreclosed assets for the periods covered in this report:

	Sep. 30, 2007	Dec. 31, 2006	Sep. 30, 2006
Nonaccrual loans	$1,325	$-	$208
90 days past due and accruing interest	229	-	-
Total nonperforming loans	1,554	-	208
Nonperforming loans guaranteed by government	-	-	(82)
Net nonperforming loans	1,554	-	126
Foreclosed assets	-	-	-
Total nonperforming assets, net of guaranteed loans	$1,554	$-	$126

At September 30, 2007, net nonperforming assets as a percentage of total assets was 0.17%.  That compares to total net nonperforming assets to total assets of 0.00% and 0.01% at December 31, 2006 and September 30, 2006, respectively.  Nonperforming assets at September 30, 2007 were $1,554, up approximately $1,400 over June 30, 2007 levels.  The increase in third quarter nonperforming assets is attributable to the addition of seven nonaccrual loans from an isolated segment of the Bank’s consumer residential construction loan portfolio.  Through an independent third-party review initiated by Bank management, management ascertained that an additional 25 loans in this small segment of the Bank’s portfolio totaling approximately $3,000 present similar risk profiles of the seven loans already placed on nonaccrual status.  While management believes that some increase in nonperforming assets from this portfolio in the fourth quarter is likely, management does not expect any significant losses on these or any future nonperforming loans in this portfolio due to a cash-secured 20% principal guarantee for each of these loans.  Management also believes that the calculation of the adequacy of the allowance for loan losses has accurately captured the inherent risk in this portfolio, and thus expects no specific addition to the provision for loans losses or the allowance for loan losses will be required for these loans.

Noninterest Income

Noninterest income through September 30, 2007 was $2,894, down $473 or 14% from the same period in 2006.  Excluding the $335 gain on sale of rental properties included in 2006 results, noninterest income through September 30, 2007 was down $138 or 5% from the same period last year.  The following discussion on noninterest income will exclude the effect of the gain on sale of rental properties in 2006.  The $138 decline in year-to-date noninterest income from September 30, 2006 was primarily due to $319 decrease in revenues from the origination and sale of residential mortgages.  This decline can be attributable to a significant slowdown in the mortgage market and the loss of an experienced mortgage lender early in the year.  In addition, current disruption in the residential mortgage area has led to the Bank’s current buyers of mortgage loans all tightening underwriting standards and is expected to persist into 2008.  The decline in mortgage revenues was partially offset by an increase of $119 in the other income category and an increase in other service charges.  The increase in the other income category was primarily attributable to loan referral fees and loan filing fee revenues.  The other service charge category increase was primarily due to increased wire transfer fees.

On a linked quarter basis, and as projected, third quarter 2007 noninterest income of $997 was up $48 over second quarter noninterest income of $949, primarily due to higher revenues from the origination and sale of mortgage loans and increased account service charges.  Noninterest income in the fourth quarter 2007 is expected to be flat to down slightly from third quarter 2007 as residential mortgage revenues are expected to contract from third quarter levels.  However, account service charge income is expected to offset all or a portion of this decline as the lower 91-day Treasury bill rate will lower the earnings credit on analyzed business accounts and increase hard dollar fee income.

Noninterest Expense

Noninterest expense through September 30, 2007 was $19,270, an increase of $2,069 or 12% over the same period in 2006.  Virtually all categories of noninterest expense showed an increase over last year.  Personnel expense was up $1,170 or 11% in the first nine months of 2007 over the same period last year and accounted for 57% of the total increase in noninterest expense on a year-over-year basis.  This increase can be attributed to salary increases and equity-pay adjustments made during the first half of 2007 combined with the full year effect of staff additions made during 2006, primarily in the Seattle and Portland markets.  The other noninterest expense category is also showing an increase of $761 or 26% over last year through September 30, 2007 and is primarily attributable to increased third party processing expenses of $223 due to new contracts, a $67 increase in on-line banking processing due to enhanced systems provided by an outside party, and a $367 increase in the other expenses category.  The increase in the other expense category is related to the write-down of goodwill on the sale of Consumer Finance Division assets and increased expenses due to additions to the Bank’s liability for unfunded loan commitments.

Beginning in first quarter 2007, the Bank undertook a number of expense control initiatives and, on a linked quarter basis, and as projected, third quarter 2007 noninterest expense of $6,399 was down $114 or 1.8% from second quarter 2007 noninterest expense of $6,513, and down $191 from fourth quarter 2006 noninterest expense of $6,590.  The effectiveness of the Bank’s cost control initiatives was also evidenced by the year-over-year growth in third quarter 2007 expense over third quarter 2006 expense.  Third quarter 2007 noninterest expense of $6,399 was up $290 or 4.8% over third quarter 2006 noninterest expense of $6,109.

Looking forward to the fourth quarter, noninterest expense is expected to be up from third quarter 2007.  This expected increase is the result of higher anticipated personnel costs and the completion of the Bank’s new and highly visible Tualatin, Oregon office.

BALANCE SHEET

Loans

At September 30, 2007, outstanding loans, net of deferred loan fees, and including loans held for sale, were $803,918, up $60,100 or 8.1% over outstanding loans of $743,818 at September 30, 2006 and up $34,678 from December 31, 2006 outstanding loans of $769,240.  The sale of Consumer Finance Division loans during the second quarter reduced outstanding loans at September 30, 2007 by approximately $10,800.  A summary of loans by market follows:

	Balance	Balance	Balance
	Sep. 30, 2007	Dec. 31, 2006	Sep. 30, 2006

Lane County Market	$216,602	$234,118	$237,571

Portland Market	390,186	378,904	357,847

Seattle Market	197,130	156,218	148,400

Total	$803,918	$769,240	$743,818

The Seattle and Portland markets are accounting for the Bank’s loan growth.  The decline in Lane County market loans is attributable to the sale of $10,800 of Consumer Finance Division loans and normal seasonal changes and payoffs.  Loan growth in this market is expected to accelerate during the last three months of the year.  During the third quarter 2007, the Bank’s residential construction portfolio contracted by approximately $19,000.  This contraction is expected to continue into the fourth quarter 2007.  While contraction in the residential construction area is expected, the prospects for increased loan activity in the fourth quarter 2007 is good as the Bank’s new business opportunity pipelines in other business segments remain strong in all three of the Bank’s principal markets.

Securities

The Bank presently has $50,345 in securities classified as available-for-sale.  During the third quarter 2007, the Bank purchased approximately $17,417 in new securities.  These purchases were part of an overall plan to make opportunistic additions to the securities portfolio in light of current market conditions, reposition the duration of the Bank’s securities portfolio, and to replace, in advance, projected cash flows of approximately $25,000 expected over the next 16 months from the portfolio.  The plan calls for purchases of additional securities of approximately $10,000 to $13,000 during the fourth quarter 2007 as opportunities present themselves.  At September 30, 2007, $12,681 of the Bank’s securities were pledged as collateral for public deposits in Oregon and Washington and to the Federal Reserve Bank of San Francisco to support balances in its Treasury, Tax and Loan deposit account.

Goodwill and Intangible Assets

At September 30, 2007, the Company had a recorded balance of $22,030 in goodwill attributable to the November 30, 2005 acquisition of NWBF.  In addition, at September 30, 2007, the Company had $1,152 in core deposit intangible assets resulting from the acquisition of NWBF.  During the second quarter 2007, the goodwill associated with the Consumer Finance Division of $275 was eliminated as a result of the sale of this division’s loans.  In accordance with Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment.  Management is required to perform an impairment analysis for the intangible assets (goodwill) with indefinite lives at least annually.  Management did perform an impairment analysis at September 30, 2007 and determined there was no indication of impairment of goodwill at that time.  The core deposit intangible was determined to have an expected life of approximately seven and one-half years and will be amortized through mid-year 2013.

Deposits

Outstanding deposits at September 30, 2007 were $683,214, an increase of $71,029 over outstanding deposits of $612,185 at September 30, 2006.  Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and local time deposits, including local time deposits in excess of $100 thousand, were $619,464, up $71,907 or 13% over last year and represented 91% of total deposits at September 30, 2007.  A summary of both core deposit growth by market and other deposits classified as alternative funding follows:

	Balance	Balance	Balance
	Sep. 30, 2007	Dec. 31, 2006	Sep. 30, 2006

Lane County Market core deposits	$398,121	$392,903	$374,642

Portland Market core deposits	125,458	124,273	109,819

Seattle Market core deposits	95,885	63,034	63,096

Total core deposits	619,464	580,210	547,557

Other deposits	63,750	61,062	64,628

Total	$683,214	$641,272	$612,185

The Lane County and Seattle markets are accounting for the majority of year-over-year growth in core deposits and the growth of core deposits during the first nine months of 2007.  The Lane County market core deposits are up $23,479 or 6% over last year, of which $15,248 came in the third quarter 2007.  The Seattle market accounted for $32,789 of the year-over-year growth in the Bank’s core deposits, all of which came during the first nine months of 2007.  The Portland market has experienced an increase of over $15,000 in its year-over-year core deposit base.  Although competition for core deposits is extremely high in all markets, the Bank expects its core deposit growth trend started in the third quarter to continue through the fourth quarter 2007 as the pipeline for new deposit relationships is strong in all three markets.  Management expects all three markets to increase their core deposit base during the fourth quarter.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures at September 30, 2007, which were issued in conjunction with the acquisition of NWBF.  At September 30, 2007, the entire $8,248 in junior subordinated debenture had an interest rate of 6.265% that is fixed through January 2011.  As of September 30, 2007, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines.  Additional information regarding the terms of the junior subordinated debentures, including maturity/repricing dates and interest rate, is included in Note 12 of the Notes to Consolidated Financial Statements in the Company’s 2006 annual Form 10-K.

Capital Resources

Capital is the shareholders’ investment in the Company.  Capital grows through the retention of earnings and the issuance of new stock through the exercise of stock options and decreases through the payment of dividends and share repurchase programs.  Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Below is a summary of changes in the Company’s capital accounts from December 31, 2006 through September 30, 2007:

Beginning capital December 31, 2006	$95,735
Net income for nine months ended Sep. 30, 2007	9,627
Additions from exercise of stock options	1,366
Share based payments	424
Tax benefit from options exercised	260
Change in other accumulated comprehensive loss	107
Cash dividends paid to shareholders	(3,102)

Ending capital September 30, 2007	$104,417

Banking regulations require the Company to maintain minimum levels of capital.  The Company manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating).  A “well-capitalized” rating from the FDIC requires that the Bank maintain risk-based capital levels of 10% of total risk-based assets.  At September 30, 2007, the Company’s total capital to risk weighted assets was 11.03%, compared to 10.94% at September 30, 2006.

The Company’s Board of Directors reviews its dividend considerations so that cash dividends, when and if declared by the Company, would typically be paid in mid-March, June, September, and December of each year.  During the first three quarters of 2007, the Company declared quarterly dividends of $0.09 per share paid on March 15, 2007, June 15, 2007 and September 15, 2007.  The Company also declared and paid a 10% stock dividend during the second quarter of 2007 and maintained its $0.09 per share cash dividend.  The Company expects to continue the $0.09 per share dividend amount for each quarter remaining in 2007, which would result in an annual dividend of $0.35 per share, and would equate to a 21% increase over the prior year, retroactively adjusting last year’s outstanding shares and cash dividends paid.

The Company projects that earnings retention and existing capital will be sufficient to fund anticipated asset growth and shareholder dividends, while maintaining a well-capitalized designation from the FDIC.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit.  The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products.  In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract.  Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  At September 30, 2007, the Bank had $248,040 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The credit risk involved is essentially the same as that involved in extending loan facilities to customers.  At September 30, 2007, the Bank had $4,086 in letters of credit and financial guarantees written.

The Bank also has internal guidance lines of credit established for certain borrowers, primarily in the residential construction industry.  These guidance lines are not contractual commitments to extend credit, and may be terminated by the Bank for any reason without any obligation to the borrower.  These lines provide the Bank’s lenders limits on future extensions of credit to certain borrowers.  The Bank uses the same credit policies in establishing internal guidance lines as it does for other credit products.  At June 30, 2007, the Bank had unused and uncommitted guidance lines totaling approximately $47,689.

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

Core deposits represented 91% of total deposits at September 30, 2007 compared to 89% at September 30, 2006.    Historically, during the third quarter each year, core deposit growth accelerates, which was the case during third quarter 2007.  Excluding the $25,000 temporary deposit included in the June 30, 2007 core deposit base, outstanding core deposits at September 30, 2007 were up $17,655 over the prior quarter end.  Average core deposits for the third quarter 2007 of $606,920 also showed a significant increase over the prior quarter, up nearly $32,000.   Growth in core deposits during the third quarter funded all of the loan growth experienced and securities purchased during the quarter.  At September 30, 2007, alternative funding sources were funding 20% of total Company assets compared to 19% of total assets at December 31, 2006.  Historically, core deposit growth is the strongest during the fourth quarter each year, and thus management expects core deposit growth is expected to fund all or a substantial portion of loan growth during the fourth quarter.

The Bank has a borrowing limit with the Federal Home Loan Bank of Seattle (the “FHLB”) equal to 30% of total assets.  At September 30, 2007, the borrowing line was approximately $270,000.  However, two factors limit the availability of the FHLB line: value of collateral pledged and amount of FHLB stock owned.  At September 30, 2007, the Company had collateral pledged valued at approximately $140,000 and had stock on hand and use of the FHLB excess stock pool that would permit total borrowings of approximately $220,000, thus total borrowings at September 30, 2007 were limited to by collateral pledged of approximately $140,000.  At September 30, 2007, $107,500 was advanced on the FHLB line.  At
September 30, 2007, the Bank has established unsecured overnight lines totaling $118,000 with various correspondent banks of which $13,500 was being used at quarter end.  In addition, at September 30, 2007, the Bank has commercial real estate loans pledged to the Federal Reserve Bank of San Francisco, which permits it to borrow up to approximately $6,400.  Other sources of liquidity available to the Bank at September 30, 2007 included approximately $4,000 in funding available through the State of Washington time deposit program, $27,360 of unpledged securities available-for-sale, and approximately $27,500 of marketable government guaranteed loans included in the Bank’s loan portfolio.  Subsequent to the end of the quarter, the Bank pledged approximately $30,000 of Commercial & Industrial loans on its line of credit with the Federal Reserve Bank of San Francisco, which increased the borrowing capacity on this line to approximately $22,000.  In addition, the real estate loans that were pledged to the Federal Reserve Bank of San Francisco will be repledged to the FHLB of Seattle, thus increasing collateral pledged on the FHLB line in fourth quarter 2007.

Item 3.  Quantitative and Qualitative Disclosures on Market Risk

There has been no material change in the Bank’s exposure to market risk.  Readers are referred to the Bank’s Form 10-K and the Annual Report to Shareholders for the period ending December 31, 2006, for specific discussion.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of September 30, 2007, the date of this quarterly report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors during the first nine months 2007 that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses in our internal controls, therefore no corrective actions were taken.

PART II.  Other Information

Item 1A.  Risk Factors

Our business exposes us to certain risks.  The following is a discussion of the most significant risks and uncertainties that may affect our business, financial condition and future results.  However, these are not the only risks and uncertainties that the Company faces.  Additional risks and uncertainties that the Company currently does not know about or believes to be immaterial, or that have not been predicted, may also harm the Company’s business operations or adversely affect the Company.  If any of these risks or uncertainties actually occurs, the Company’s business, financial condition, operating results or liquidity could be materially harmed.

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

An economic downturn in the market areas we serve may cause us to have lower earnings and could increase our credit risk associated with our loan portfolio

The inability of borrowers to repay loans can erode our earnings.  Substantially all of our loans are to businesses and individuals in Oregon and Washington, and any decline in the economy of these market areas, particularly related to the housing market, could impact us adversely.  As a lender, we are exposed to the risk that our customers will be unable to repay their loans in accordance with their terms, and that any collateral securing the payment of their loans may not be sufficient to assure repayment.

Item 6.  Exhibits

(a)	Exhibits

31.1        302 Certification, Hal Brown, Chief Executive Officer
                31.2        302 Certification, Michael A. Reynolds, Executive Vice President and
               Chief Financial Officer
32           Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION
(Registrant)

Dated November 5, 2007	/s/ Hal Brown
Hal Brown
Chief Executive Officer

Dated November 5, 2007	/s/ Michael A. Reynolds
Michael A. Reynolds
Executive Vice President and Chief Financial Officer