Form 10-K
period 2007-12-31
PACIFIC CONTINENTAL CORP
filed 2008-03-14
CIK 1084717

 SECURITIES & EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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
No Par Value Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act                    Yes   __No  X

Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act                    Yes   __No  X

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X   No ___

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.    ( X  )

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer   __                                                                Accelerated filer   X                                                      Non-accelerated filer   __

Indicate by check mark whether the registrant is registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act     Yes  __                   No  X

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 29, 2007 (the last business day of the most recent second quarter) was $191,733,000 based on the closing price as quoted on the NASDAQ National Market on that date.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 7, 2008, was 11,936,197 shares of no par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from the registrant’s definitive proxy statement for the 2008 annual meeting of shareholders.

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

The Bank operates in three primary markets: Portland, Oregon / Southwest Washington; Seattle, Washington; and Eugene, Oregon.  At December 31, 2007, the Bank operated fourteen full-service offices in six Oregon and three Washington cities.  During the second quarter 2007, the Bank sold its two Consumer Finance offices and loan portfolio.  During the fourth quarter 2007, the bank relocated its Tualatin, Oregon office to a new highly visible site located off I-5 approximately one mile from the previous Tualatin office location.  Also, during the fourth quarter, the Bank reopened its Bellevue office that had been closed due to an accident at a nearby construction site that severely damaged the Bank’s facility.  The Bank operated in a temporary office in the Bellevue market during the first three quarters of 2007 and experienced no significant loss of business due to the temporary closure. The facilities and equipment were fully insured for all damage.

On November 30, 2005, the Company acquired NWB Financial Corporation (“NWBF”) for a combination of stock and cash and entered the metropolitan Seattle market in the State of Washington.  Combined, the stock and cash transaction was valued at approximately $40.4 million.  The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of NWBF have been included in the consolidated financial statements only since the date of acquisition.  For more information regarding the Company’s acquisition of NWBF see “Financial Statements and Supplementary Data” in Item 8 of this Form 10-K.

Results

For the year ended December 31, 2007, the consolidated net income of the Company was $12.9 million or $1.08 per diluted share.  At December 31, 2007, the consolidated equity of the Company was $107.5 million with 11.9 million shares outstanding and a book value of $9.00 per share.  Total assets were $949.3 million.  Loans, including loans held for sale, net of allowance for loan losses and unearned fees, were $813.6 million at December 31, 2007 and represented 86% of total assets.  Deposits totaled $644.4 million at year-end 2007 with core deposits representing 96% or $615.9 of total deposits.  For more information regarding the Company’s financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” in sections 7 and 8 of this Form 10-K.

THE BANK

General

The Bank commenced operations on August 15, 1972.  At December 31, 2007, the Bank operated fourteen banking offices in Oregon and Washington.  The primary business strategy of the Bank is to provide comprehensive banking and related services tailored to community-based business, not-for-profits, professional service providers and private banking services for business owners and executives.  The Bank emphasizes the diversity of its product lines, high levels of personal service, and through technology, offers convenient access typically associated with larger financial institutions, while maintaining local decision-making authority and market knowledge, typical of a local community bank.  More information on the Bank and its banking services can be found on its Website www.therightbank.com.  The Bank operates under the banking laws of the State of Oregon, State of Washington and the rules and regulations of the FDIC and the Federal Reserve Bank of San Francisco.

Primary Market Area

The Bank’s primary markets consist of metropolitan Portland, which includes Southwest Washington, and metropolitan Eugene in the State of Oregon and metropolitan Seattle in the State of Washington.  The Bank has five full-service banking offices in the metropolitan Portland and Southwest Washington, seven full-service banking offices in the metropolitan Eugene, and two full-service offices in the metropolitan Seattle.  The Bank has its headquarters and administrative office in Eugene, Oregon.

Competition

Commercial banking in the states of Oregon and Washington is highly competitive with respect to providing banking services, including making loans and attracting deposits.  The Bank competes with other banks, as well as with savings and loan associations, savings banks, credit unions, mortgage companies, investment banks, insurance companies, and other financial institutions.  Banking in Oregon and Washington is dominated by several large banking institutions, including U.S. Bank, Wells Fargo Bank, Bank of America, and Washington Mutual Bank, which together account for a majority of the total commercial and savings bank deposits in Oregon and Washington.  These competitors have significantly greater financial resources and offer a much greater number of branch locations.  The Bank has attempted to offset the advantage of the larger competitors by focusing on certain market segments, providing high levels of customization and personal service, and tailoring its technology, products, and services to the specific market segments that the Bank serves.

In addition to larger institutions, numerous “community” banks and credit unions have been formed, expanded or moved into the Bank’s three primary areas and have developed a similar focus to the Bank.  These institutions have further increased competition in all three of the Bank’s primary markets.  This growing number of similar financial institutions and an increased focus by larger institutions in the Bank’s primary markets has led to intensified competition in all aspects of the Bank’s business, particularly in the area of loan and deposit pricing.

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

The financial services industry has experienced widespread consolidation over the last decade.  The Company anticipates that consolidation among financial institutions in its market area will continue.  The Company seeks acquisition opportunities, from time to time, in its existing markets and in new markets of strategic importance.  However, other financial institutions aggressively compete against the Bank in the acquisition market.   Some of these institutions may have greater access to capital markets, larger cash reserves, and stock for use in acquisitions that is more liquid and more highly valued by the market.

Services Provided

Lending Activities

The Bank emphasizes specific areas of lending within its primary market areas: loans to community-based businesses, professional service providers, not-for-profit organizations and private banking services for business owners and executives.

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

Within its primary markets, the Bank also concentrates on permanent and construction loan financing for commercial facilities and for pre-sold, custom, and speculative home construction.  The major thrust of residential construction lending is for the construction of single-family residences.  The Bank also finances requests for multi-family residences.

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

The Bank offers credit card services to its business customers and uses an outside vendor for credit card processing.  In addition, the Bank provides merchant bankcard processing services through an outside processor, for its client base, including businesses, not-for-profits, and professional service providers.

The Board of Directors has approved specific lending policies and procedures for the Bank and management is responsible for implementation of the policies.  The lending policies and procedures include guidelines for loan term, loan-to-value ratios, collateral appraisals, and cash flow coverage.  The loan policies also vest varying levels of loan authority in management, the Bank’s Loan Committee, and the Board of Directors.  Bank management monitors lending activities through management meetings, loan committee meetings, monthly reporting, and periodic review of loans by third-party contractors.

Deposit Services

The Bank offers a full range of deposit services that are typically available in most banks and other financial institutions, including checking, savings, money market accounts, and time deposits.  The transaction accounts and time deposits are tailored to the Bank’s primary markets and market segments at rates competitive with those offered in the area.  Additional deposits are generated through national networks for institutional deposits and the State of Oregon and State of Washington for public time deposits.  All deposit accounts are insured by the FDIC to the maximum amount permitted by law.

The Bank has invested continuously in image technology since 1994 for the processing of checks.  The Bank was the first financial institution in Lane, Multnomah, Clackamas, and Washington Counties to offer this service.  Due to this investment in image technology, commencing in July 2007, the Bank has been able to accelerate its funds availability by presenting all items for clearing to its correspondent banks via an imaged file. In addition, the Bank provides on-line cash management, remote deposit capture, and banking services to businesses and consumers. The Bank also allows 24-hour customer access to deposit and loan information via telephone and on-line cash management products.

Merchant Card Services

The Bank provides merchant card services to its clients, which includes processing of credit card transactions and issuance of business credit cards.  This service is an integral part of the Bank’s strategy to focus on marketing to community-based business, not-for-profits, and service providers.  During 2007, the Company processed approximately $175 million in credit card transactions for its merchant clients.

Other Services

The Bank provides other traditional commercial and consumer banking services, including cash management products for businesses, on-line banking, safe deposit services, debit and ATM cards, ACH transactions, savings bonds, cashier’s checks, travelers’ checks, notary services and others.  The Bank is a member of numerous ATM networks and utilizes an outside processor for the processing of these automated transactions.

Employees

At December 31, 2007, the Bank employed 266 full-time equivalent employees with 26 FTE’s in the Seattle market, 54 FTE’s in the Portland market, 98 FTE’s in the Eugene market, and 88 FTE’s in administrative areas located in Eugene, Oregon.  None of these employees are represented by labor unions, and management believes that the Company’s relationship with employees is good.  The Company emphasizes a positive work environment for its employees, which is validated by recognition from independent third parties.  In December 2007, the Bank was recognized as one of Oregon’s ten most admired companies in the Portland Business Journal’s third annual Most Admired Companies survey.  During 2007, the Bank was also recognized for the sixth consecutive year by Oregon Business Magazine as one of Oregon’s Best 100 Companies for which to work.  In addition, in 2004, the Bank was named as the number one small company (employees under 250) to work for in the State of Oregon by Oregon Business Magazine.  The Bank and its employees have also been recognized for their involvement in the community and in 2007 received the American Community Bankers Award for Fundraising for Foundations and Local Groups.  Management continually strives to retain and attract top talent as well as provide career development opportunities to enhance skill levels.  A number of benefit programs are available to eligible employees, including group medical plans, paid sick leave, paid vacation, group life insurance, 401(k) plans, and equity compensation plans.

Supervision and Regulation

General

The following discussion describes elements of the extensive regulatory framework applicable to the Company and the Bank. This regulatory framework is primarily designed for the protection of depositors, federal deposit insurance funds and the banking system as a whole, rather than specifically for the protection of shareholders. Due to the breadth of this regulatory framework, our costs of compliance continue to increase in order to monitor and satisfy these requirements.

To the extent that this section describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. These statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to us, including the interpretation or implementation thereof, could have a material effect on our business or operations.

Federal Bank Holding Company Regulation

General. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended (“BHCA”), and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must file reports with and provide the Federal Reserve such additional information as it may require. Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities brokerage and insurance underwriting.

Holding Company Bank Ownership. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares; (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

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

Tying Arrangements. We are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor its subsidiaries may condition an extension of credit to a customer on either (i) a requirement that the customer obtain additional services provided by us; or (ii) an agreement by the customer to refrain from obtaining other services from a competitor.

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

State Law Restrictions. As an Oregon corporation, the Company is subject to certain limitations and restrictions under applicable Oregon corporate law. For example, state law restrictions in Oregon include indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records and minutes, and observance of certain corporate formalities.

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

Community Reinvestment.  The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. A bank’s community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions and applications to open a branch or facility.

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are at least as stringent as those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions.

Regulation of Management. Federal law (i) sets forth circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency; (ii) places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; and (iii) prohibits management personnel of a bank from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

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

Interstate Banking And Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) relaxed prior interstate branching restrictions under federal law by permitting nationwide interstate banking and branching under certain circumstances. Generally, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal banking agency regulations prohibit banks from using their interstate branches primarily for deposit production and the federal banking agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

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

Deposit Insurance

In 2006, federal deposit insurance reform legislation was enacted that (i) required the FDIC to merge the Bank Insurance Fund and the Savings Association Insurance Fund into a newly created Deposit Insurance Fund; (ii) increases the amount of deposit insurance coverage for retirement accounts; (iii) allows for deposit insurance coverage on individual accounts to be indexed for inflation starting in 2010; (iv) provides the FDIC more flexibility in setting and imposing deposit insurance assessments; and (v) provides eligible institutions credits on future assessments.

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

Dividends

The principal source of the Company’s cash is from dividends received from the Bank, which are subject to government regulation and limitations. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Oregon law also limits a bank’s ability to pay dividends that are greater than retained earnings without approval of the Oregon Department.

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

In 2007, the federal banking agencies, including the FDIC and the Federal Reserve, approved final rules to implement new risk-based capital requirements. Presently, this new advanced capital adequacy framework, called Basel II, is applicable only to large and internationally active banking organizations. Basel II changes the existing risk-based capital framework by enhancing its risk sensitivity. Whether Basel II will be expanded to apply to banking organizations that are the size of the Company or the Bank is unclear at this time, and what effect such regulations would have on us cannot be predicted, but we do not expect our operations would be significantly impacted.

Regulatory Oversight and Examination

The Federal Reserve conducts periodic inspections of bank holding companies, which are performed both onsite and offsite. The supervisory objectives of the inspection program are to ascertain whether the financial strength of the bank holding company is being maintained on an ongoing basis and to determine the effects or consequences of transactions between a holding company or its non-banking subsidiaries and its subsidiary banks. For holding companies under $10 billion in assets, the inspection type and frequency varies depending on asset size, complexity of the organization, and the holding company’s rating at its last inspection.

Banks are subject to periodic examinations by their primary regulators. Bank examinations have evolved from reliance on transaction testing in assessing a bank’s condition to a risk-focused approach. These examinations are extensive and cover the entire breadth of operations of the bank. Generally, safety and soundness examinations occur on an 18-month cycle for banks under $500 million in total assets that are well capitalized and without regulatory issues, and 12-months otherwise. Examinations alternate between the federal and state bank regulatory agency or may occur on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examinations. However, the examination authority of the Federal Reserve and the FDIC allows them to examine supervised banks as frequently as deemed necessary based on the condition of the bank or as a result of certain triggering events.

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

To deter wrongdoing, the Act (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company's financial statements was due to corporate misconduct; (ii) prohibits an officer or director misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

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

Anti-terrorism Legislation

USA Patriot Act of 2001.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, intended to combat terrorism, was renewed with certain amendments in 2006 (the “Patriot Act”).  Certain provisions of the Patriot Act were made permanent and other sections were made subject to extended “sunset” provisions. The Patriot Act, in relevant part, (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports.  The Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records.  While the Patriot Act has had minimal affect on our record keeping and reporting expenses, we do not believe that the renewal and amendment will have an adverse effect on our business or operations.

Financial Services Modernization

Gramm-Leach-Bliley Act of 1999.  The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 brought about significant changes to the laws affecting banks and bank holding companies.  Generally, the Act (i) repeals historical restrictions on preventing banks from affiliating with securities firms; (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies; (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies; (iv) provides an enhanced framework for protecting the privacy of consumer information and requires notification to consumers of bank privacy policies; and (v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. Bank holding companies that qualify and elect to become financial holding companies can engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities underwriting activities.

Recent Legislation

Financial Services Regulatory Relief Act of 2006. In 2006, the President signed the Financial Services Regulatory Relief Act of 2006 into law (the “Relief Act”). The Relief Act amends several existing banking laws and regulations, eliminates some unnecessary and overly burdensome regulations of depository institutions and clarifies several existing regulations. The Relief Act, among other things, (i) authorizes the Federal Reserve Board to set reserve ratios; (ii) amends regulations of national banks relating to shareholder voting and granting of dividends; (iii) amends several provisions relating to loans to insiders, regulatory applications, privacy notices, and golden parachute payments; and (iv) expands and clarifies the enforcement authority of federal banking regulators. Our business, expenses, and operations have not been significantly impacted by this legislation.

Effects Of Government Monetary Policy

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy for such purposes as curbing inflation and combating recession, and its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies, such as the recent lowering of the Federal Reserve’s discount rate, and their impact on us cannot be predicted with certainty.

Statistical Information

Selected Quarterly Information

The following chart contains data for the last eight quarters ending December 31, 2007. All data, except number of shares and per share data, is in thousands of dollars.

YEAR	2007				2006
QUARTER	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$17,350	$17,419	$17,751	$16,647	$16,743	$16,062	$15,165	$14,002
Interest expense	6,157	6,441	6,813	6,329	6,139	5,865	5,269	4,642
Net interest income	11,193	10,978	10,938	10,318	10,604	10,197	9,896	9,360
Provision for loan loss	275	125	125	200	-	150	200	250
Noninterest income	1,030	997	949	948	1,033	1,354	1,056	957
Noninterest expense	6,591	6,399	6,513	6,358	6,590	6,109	5,704	5,389
Net income	3,307	3,421	3,211	2,996	3,093	3,441	3,188	2,932

PER COMMON
SHARE DATA (1)
Net income (basic)	$0.28	$0.29	$0.26	$0.25	$0.26	$0.29	$0.28	$0.26
Net income (diluted)	$0.28	$0.29	$0.26	$0.25	$0.26	$0.29	$0.27	$0.26
Cash dividends	$0.09	$0.09	$0.09	$0.08	$0.08	$0.07	$0.07	$0.07

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	11,896,187	11,848,059	11,814,931	11,761,039	11,693,344	11,652,256	11,577,926	11,417,899
Diluted	11,995,087	11,981,303	11,971,279	11,967,135	11,917,181	11,774,250	11,781,325	11,622,754

(1) All prior year per share data has been retroactively adjusted for the 10% stock dividend paid in June 2007.

Investment Portfolio

The following chart contains information regarding the Company’s investment portfolio.  All of the Company’s investment securities are accounted for as available-for-sale and are reported at estimated fair value.  The difference between estimated fair value and amortized cost, net of deferred taxes, is recorded as a separate component of stockholders’ equity.

INVESTMENT PORTFOLIO
ESTIMATED FAIR VALUE
		December 31,
	2007	2006	2005
	(dollars in thousands)
US Treasury, US Government agencies and corporations, and
agency mortgage-backed securities	$10,541	$14,501	$16,757
Obligations of states and political subdivisions	7,514	5,596	4,820
Other mortgage-backed securities	35,938	18,686	17,768
Total	$53,993	$38,783	$39,345

The following chart presents the fair value of each investment category by maturity date and includes a weighted average yield for each period.  Mortgage-backed securities have been classified based on their December 31, 2007 projected average life.

SECURITIES AVAILABLE-FOR-SALE
			After One		After Five
			Year But		Years But
	Within		Within		Within
	One Year		Five Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
US Treasury, US Government
agencies and agency mortgage-
backed securities	$13,566	4.30%	$29,099	5.36%	$3,814	5.19%
Obligations of states and political
subdivisions	-	-	2,213	4.05%	5,301	3.88%
Total	$13,566	4.30%	$31,312	5.26%	$9,115	4.43%

Loan Portfolio

Loans represent a significant portion of the Company’s total assets.  Average balance and average rates paid by category of loan for the fourth quarter and full year 2007 is included in the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included later in this report.  The following tables contain information related to the Company’s loan portfolio, including loans held for sale, for the five-year period ended December 31, 2007.

LOAN PORTFOLIO
	December 31,
	2007	2006	2005	2004	2003
			(dollars in thousands)
Commercial Loans	$188,940	$169,566	$160,988	$107,538	$89,127
Real Estate Loans	627,140	590,855	507,479	341,111	255,150
Loans held for sale	-	2,140	642	2,072	1,958
Consumer Loans	8,226	9,168	12,463	10,380	11,424
	824,306	771,729	681,572	461,101	357,659
Deferred loan origination fees	(1,984)	(2,489)	(2,609)	(2,061)	(1,582)
	822,322	769,240	678,963	459,040	356,077
Allowance for loan losses	(8,675)	(8,284)	(7,792)	(5,224)	(5,225)
	$813,647	$760,956	$671,171	$453,816	$350,852

The following table presents loan portfolio information by loan category related to maturity and repricing sensitivity.  Variable rate loans are included in the time frame in which the interest rate on the loan could be first adjusted.

MATURITY AND REPRICING DATA FOR LOANS
	Commercial	Real Estate	Consumer	Total
	(dollars in thousands)
Three months or less	$93,731	$300,194	$6,689	$400,614
Over three months through 12 months	4,488	35,867	115	40,470
Over 1 year through 3 years	20,674	126,508	526	147,708
Over 3 years through 5 years	41,077	124,802	555	166,434
Over 5 years through 15 years	26,970	33,346	242	60,558
Thereafter	2,000	6,423	99	8,522
Total loans	$188,940	$627,140	$8,226	$824,306

Loan Concentrations

At December 31, 2007, residential construction loans totaled $96,918 and represented 11.8% of outstanding loans.  In addition, at December 31, 2007, unfunded loan commitments for residential construction totaled $46,461.  Approximately 75% of the Bank’s loans are secured by real estate.    The granular nature of the portfolio, both from industry mix and loan size, continues to disperse risk concentration.

Nonperforming Assets

The following table presents nonperforming loans and assets as of the date shown.

NONPERFORMING ASSETS
			December 31,
	2007	2006	2005	2004	2003
			(dollars in thousands)
Nonaccrual loans	$4,122	$-	$180	$1,004	$1,506
90 or more days past due and still accruing	-	-	-	213	545
Total nonperforming loans	4,122	-	180	1,217	2,051
Government guarantees	(451)	-	(28)	(101)	(233)
Net nonperforming loans	3,671	-	152	1,116	1,818
Foreclosed assets	423	-	131	262	411
Total nonperforming assets	$4,094	$-	$283	$1,378	$2,229

Nonperforming assets as a percentage of
of total assets	0.45%	0.00%	0.04%	0.27%	0.52%

If interest on nonaccrual loans had been accrued, such income would have been approximately $140, $14, and $89, respectively, for years 2007, 2006 and 2005.

Allowance for Loan Loss

The following chart presents information about the Company’s allowances for loan losses.  Management evaluates the allowance monthly and considers the amount to be adequate to absorb possible loan losses.

ALLOWANCE FOR LOAN LOSS
	December 31,
	2007	2006	2005	2004	2003
		(dollars in thousands)

Balance at beginning of year	$8,284	$7,792	$5,224	$5,225	$4,403
Charges to the allowance
Real estate loans	-	-	(214)	(79)	(843)
Consumer loans	(46)	(71)	(106)	(269)	(104)
Commercial	(350)	(152)	(316)	(168)	(238)
Total charges to the allowance	(396)	(223)	(636)	(516)	(1,185)
Recoveries against the allowance
Real estate loans	15	4	37	73	799
Consumer loans	27	20	56	54	15
Commercial	20	91	31	70	103
Total recoveries against the allowance	62	115	124	197	917

Acquisition	-	-	2,014	-	190
Provisions	725	600	1,100	500	900
Unfunded commitments *	-	-	(34)	(182)	-
Balance at end of the year	$8,675	$8,284	$7,792	$5,224	$5,225

Net charge offs as a percentage of total
average loans	0.04%	0.01%	0.10%	0.08%	0.08%

* Allowance for unfunded commitments is presented as part of the other liabilities in the balance sheet and has been omitted from this table since implementation of this accounting practice in 2005.

The following table sets forth the allowance for loan losses allocated by loan type at December 31, 2007:

Real estate loans	$6,275
Consumer loans	87
Commercial	1,515
Unallocated	798

Allowance for loan losses	$8,675

During 2007, the Bank recorded a provision for loan losses of $725 compared to $600 for the year 2006.  The increase in the loan loss provision was related primarily to loan growth as credit quality remained solid throughout the year 2007.  Although nonaccrual and impaired loans increased at the during the fourth quarter 2007, no significant losses are expected from this increase within this real estate portfolio due to the fact that one client is involved with the majority of impaired loans, and the bank holds a 20% guarantee on approximately $3,500 the principal balance of total nonaccrual and impaired loans at December 31, 2007.  At December 31, 2007, the recorded investment in certain loans totaling $3,671, net of government guarantees, was considered impaired.  A specific reserve of $160 is provided for these loans and is included in the $8,675 allowance for loan losses at December 31, 2007.

Deposits

Deposits represent a significant portion of the Company’s liabilities.  Average balance and average rates paid by category of deposit is included in the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.  The chart below details the Company’s time deposits at December 31, 2007.  The Company does not have any foreign deposits.  Variable rate deposits are listed by first repricing opportunity.

TIME DEPOSITS
	Time Deposits	Time Deposits
	of $100,000	of less than	Total
	Or more	$100,000	Time Deposits
	(dollars in thousands)
Three months or less	$22,157	$15,459	$37,616
Over three months through twelve months	8,594	16,094	24,688
Over one year through three years	583	2,944	3,527
Over three years	522	416	938
	$31,856	$34,913	$66,769

Short-term Borrowings

The Company uses short-term borrowings to fund fluctuations in deposits and loan demand.  The Company’s only subsidiary, Pacific Continental Bank, has access to both secured and unsecured overnight borrowing lines.  At December 31, 2007, the Bank had unsecured and secured borrowing lines totaling approximately $425,000.  The Federal Home Loan Bank of Seattle (FHLB) also provides a secured borrowing line using a blanket pledge of commercial real estate loans.  The Bank’s FHLB borrowing limit at December 31, 2007 was 30% of assets or $285,000, subject to sufficient collateral and stock investment.  At December 31, 2007, available unsecured borrowing lines with various correspondent banks and a secured line with the Federal Reserve Bank of San Francisco was approximately $240,000.

SHORT-TERM BORROWINGS
	2007	2006	2005	2004
		(dollars in thousands)
Federal Funds Purchased, FHLB CMA & Short Term Advances
Average interest rate
At year end	4.39%	5.55%	4.33%	2.75%
For the year	5.25%	5.31%	3.35%	2.46%
Average amount outstanding for the year	$93,733	$73,171	$17,693	$12,596
Maximum amount outstanding at any month end	$151,360	$99,410	$34,825	$31,790
Amount outstanding at year end	$151,360	$99,410	$24,000	$31,790

In addition to the short-term borrowings, at December 31, 2007, the Bank had other FHLB borrowings totaling $33,500 with a weighted average interest rate of 4.36%  and a remaining average maturity of approximately 2.5 years.

Long-term Borrowings

The Company’s long-term borrowings consist of $8,248 in junior subordinated debentures on November 28, 2005, due on January 7, 2036.  The interest rate on the debentures is 6.265% until November 2010 after which it is converted to a floating rate of three-month LIBOR plus 135 basis points.

ITEM 1A                      Risk Factors

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

Our allowance for loan losses may not be adequate to cover actual loan losses, which could adversely affect our earnings

We maintain an allowance for loan losses in an amount that we believe is adequate to provide for losses inherent in the portfolio.  While we strive to carefully manage and monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans.  By managing our credit quality, we attempt to identify deteriorating loans before they become nonperforming assets and adjust the loan loss reserve accordingly.  However, because future events are uncertain, there may be loans that deteriorate to a nonperforming status in an accelerated time frame.  As a result, future additions to the allowance may be necessary.  Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans, requiring an increase to the loan loss allowance.  Additionally, future additions to the allowance may be required based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the allowance.  Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses.  These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours.  Any increase in the allowance for loan losses could have a negative effect on our financial condition and results of operation.

Concentration in real estate market

We have a high concentration of loans secured by real estate and a downturn in the real estate market, for any reason, could hurt our business and our prospects.  Our business activities and credit exposure are concentrated in loans secured by real estate.  A decline in the real estate market could negatively affect our business because the collateral securing those loans may decrease in value.  A downturn in the local economy could have a material adverse effect both on the borrowers’ ability to repay these loans, as well as the value of the real property held as collateral.  Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we be would more likely to suffer losses on defaulted loans.

Tightening of credit markets and liquidity risk

A tightening of the credit market and the inability to obtain adequate money to fund continued loan growth may negatively affect our asset growth  and liquidity position and, therefore, our earnings capability.  In addition to core deposit growth, maturity of investment securities and loan payments, the Company also relies on alternative funding sources through correspondent banking and a borrowing line with the FHLB to fund loans.  In the event of a downturn in the economy, particularly in the housing market, these resources could be negatively affected, both as to price and availability, which would limit and or raise the cost of the funds available to the Company.

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

The principal properties of the registrant are comprised of the banking facilities owned by the Bank.  The Bank operates fourteen full service facilities.  The Bank owns a total of eight buildings and, with the exception of two buildings, owns the land on which these buildings are situated.  Significant properties owned by the Bank are as follows:

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

5)	Building and land with approximately 3,500 square feet located in Beaverton, Oregon.

6)	Building and land with approximately 2,000 square feet located in Junction City, Oregon.

7)	Building and land with approximately 5,000 square feet located near the Convention Center in Portland, Oregon.

8)	Building with approximately 6,800 square feet located at the Nyberg Shopping Center in Tualatin, Oregon. The building is on leased land.

The Bank leases facilities for branch offices in Downtown Seattle, Washington, Downtown Bellevue, Washington, Downtown Portland, Oregon, and Vancouver, Washington.  In addition, the Bank leases a portion of an adjoining building to the High Street office for administrative and training functions.  Management considers all owned and leased facilities adequate for current use.  The Bank is presently investigating building new facilities or additional leased space in Eugene, Oregon to house various Bank administrative departments.

During the fourth quarter 2006, the Bank lost the use of its office in Bellevue, Washington due to an accident at a nearby construction site, which severely damaged the Bank’s facility.  The Bank opened a temporary office in the Bellevue market during first quarter 2007.  During September 2007, the original Bellevue office was reopened, and the Bank vacated the temporary facilities.  The Bank was fully insured for any damage to its equipment and facility.  During the fourth quarter 2007, the Bank opened its relocated Tualatin, Oregon office to a new highly visible site on I-5, approximately one mile from the previous office location.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5                   Market for Company’s Common Equity, Related Stockholder Matters and Purchases of
Equity Securities

Issuer Purchases of Securities

The Company did not repurchase any shares of its common stock during the fourth quarter of 2007.  The Company had no sales of securities during the past three years, other than those issued pursuant to its stock option plans.

Dividends

The Company pays cash dividends on a quarterly basis, typically in March, June, September and December of each year.  The Board of Directors considers the dividend amount quarterly and takes a broad perspective in its dividend deliberations including a review of recent operating performance, capital levels, and loan concentrations as a percentage of capital, and growth projections.  The Board also considers dividend payout ratios, dividend yield, and other financial metrics in setting the quarterly dividend.   The Company declared and paid cash dividends of $0.35 per share for the year 2007 when adjusted for the 10% stock dividend paid in June 2007.  That compares to cash dividends of $0.29 per share paid for the year 2006, also adjusted for the 10% stock dividend paid in June 2007.

Equity Compensation Plan Information

	Year Ended December 31, 2007
	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)(3)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (2)(3)
Equity compensation plans approved by security holders(1)	736,318	$ 13.64	340,397

Equity compensation plans not approved by security holders	0	$0	0

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

Market Information

The Company’s common stock trades on the NASDAQ Global Market under the symbol PCBK.  At March 7, 2008, the Company had 11,936,197 shares of common stock outstanding held by approximately 678 shareholders.

The high, low and closing sales prices (based on daily closing price) for the last eight quarters are shown in the table below.  All share prices for the year 2006 and first and second quarters of 2007 have been retroactively adjusted to reflect the 10% stock dividend paid in June 2007.

YEAR		2007				2006
QUARTER	Fourth	Third	Second	First	Fourth	Third	Second	First
Market value:
High	$16.00	$16.41	$17.27	$18.95	$17.82	$16.59	$15.77	$15.91
Low	12.00	14.32	15.18	16.86	16.44	14.32	14.55	14.90
Close	12.52	15.57	16.20	17.03	17.68	16.58	15.00	15.18

The information contained in the following chart entitled “Total Return Performance” is not considered to be “soliciting material”, or “filed”, or incorporated by reference in any past or future filing by the Company under the Securities Exchange Act of 1934 or the Securities Act of 1933 unless and only to the extent that the Company specifically incorporates it by reference.

STOCK PERFORMANCE GRAPH

The above graph and following table compares the total cumulative shareholder return on the Company’s Common Stock, based on reinvestment of all dividends, to the cumulative total returns of the Russell 2000 Index and SNL Securities $500 to $1 Billion Bank Asset Size Index.  The graph assumes $100 invested on December 31, 2002, in the Company’s Common Stock and each of the indices.

		Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Pacific Continental Corporation	100.00	149.36	188.67	193.70	241.47	174.79
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
SNL Bank $500M-$1B Index	100.00	144.19	163.41	170.41	193.81	155.31

ITEM 6                                Selected Financial Data

Selected financial data for the past five years is shown in the table below.
($ in thousands, except for per share data)

	2007	2006	2005	2004	2003
For the year
Net interest income	$43,427	$40,057	$30,240	$24,952	$22,220
Provision for loan losses	725	600	1,100	500	900
Noninterest income	3,924	4,401	4,083	4,463	4,946
Noninterest expense	25,861	23,791	18,134	16,041	15,202
Income taxes	7,830	7,412	5,510	4,925	4,233
Net income	12,935	12,655	9,578	7,948	6,831
Cash dividends	$4,175	$3,381	$2,556	$2,164	$1,841

Per common share data (1)
Net income:
Basic	$1.09	$1.09	$0.98	$0.85	$0.74
Diluted	$1.08	$1.08	$0.95	$0.82	$0.72
Cash dividends	$0.35	$0.29	$0.25	$0.23	$0.20
Market value, end of year	$12.52	$17.68	$14.45	$14.32	$11.55

At year end
Assets	$949,271	$885,351	$791,794	$516,630	$425,799
Loans, less allowance for loan loss (2)	$813,647	$760,957	$671,171	$453,817	$350,852
Core deposits	$615,892	$580,210	$529,794	$381,601	$330,473
Total deposits	$644,424	$641,272	$604,271	$403,791	$356,099
Shareholders' equity	$107,509	$95,735	$81,412	$49,392	$42,234

Average for the year
Assets	$903,932	$825,671	$573,717	$463,509	$402,195
Earning assets	$832,451	$755,680	$533,930	$431,374	$369,574
Loans, less allowance for loan losses	$785,132	$712,563	$501,541	$398,739	$342,192
Core deposits	$590,714	$533,861	$425,716	$352,693	$296,418
Total deposits	$654,632	$605,814	$461,013	$379,618	$329,157
Interest-paying liabilities	$627,569	$567,708	$372,880	$290,569	$256,441
Shareholders' equity	$103,089	$90,238	$54,528	$46,043	$39,758

Financial ratios
Return on average:
Assets	1.43%	1.53%	1.67%	1.71%	1.70%
Equity	12.55%	14.02%	17.57%	17.26%	17.18%
Avg shareholders' equity / avg assets	11.40%	10.93%	9.50%	9.93%	9.89%
Dividend payout ratio	32.28%	26.72%	26.69%	27.23%	26.95%
Risk-based capital:
Tier I capital	10.00%	9.93%	9.32%	10.19%	10.95%
Tier II capital	10.96%	10.98%	10.48%	11.29%	12.20%

(1) Per common share data is retroactively adjusted to reflect the 10% stock dividend, 5-for-4 stock split, and 4-for-3 stock split of 2007, 2004, and 2003, respectively.

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

In addition to historical information, this report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA").  Such forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those projected, including but not limited to the following: the concentration of loans of the company's banking subsidiary, particularly with respect to commercial and residential real estate lending; a continued decline in the housing and real estate market, changes in the regulatory environment and increases in associated costs, particularly ongoing compliance expenses and resource allocation needs in response to the Sarbanes-Oxley Act and related rules and regulations; vendor quality and efficiency; employee recruitment and retention, specifically in the Bank's Portland and Seattle markets; the company's ability to control risks associated with rapidly changing technology both from an internal perspective as well as for external providers; increased competition among financial institutions; fluctuating interest rate environments; a tightening of available credit, and similar matters.  Readers are cautioned not to place undue reliance on the forward-looking statements. Pacific Continental Corporation undertakes no obligation to publicly revise or update the forward-looking statements to reflect events or circumstances that arise after the date of this release.  Readers should carefully review any risk factors described in Pacific Continental’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other documents, including any Current Reports on Form 8-K furnished to or filed from time to time with the Securities Exchange Commission.  This statement is included for the express purpose of invoking PSLRA's safe harbor provisions.

HIGHLIGHTS

	2007	2006	% Change 2007 vs. 2006	2005	% Change 2006 vs. 2005 (2)
Operating revenue (1)	$47,351	$44,458	7%	$34,323	30%
Net income	$12,935	$12,655	2%	$9,578	32%

Earnings per share (3)
Basic	$1.09	$1.09	0%	$0.98	11%
Diluted	$1.08	$1.08	0%	$0.95	14%
Assets, period-end	$949,271	$885,351	7%	$791,794	12%
Deposits, period-end	$644,424	$641,272	0%	$604,271	6%

Return on assets	1.43%	1.53%		1.67%
Return on equity	12.55%	14.02%		17.57%
Return on tangible equity (4)	16.23%	19.12%		18.25%

(1)	Operating income is defined as net interest income plus noninterest income.

(2)
On November 30, 2005, the Company acquired NWBF for a combination of stock and cash.    Combined, the stock and cash transaction was valued at approximately $40,434.  The acquisition was accounted for under the purchase method of accounting and accordingly, the results of operations of NWBF have been included in the consolidated financial statement only since the date of acquisition.

(3)	Per share data for 2006 and 2005 was retroactively adjusted to reflect the 10% stock dividend paid in June 2007.

(4)	Tangible equity excludes goodwill and core deposit intangible related to acquisitions.

Net income for the year 2007 was $12,935, an increase of $280 or 2% over the $12,655 reported for the year 2006.  Net income improvement in 2007 over 2006 was modest due to much slower growth in operating revenue, which was up 7% in 2007 over 2006.  Growth in operating revenue is primarily driven by net interest income, which accounted for 92% of total operating revenue in 2007.  While average earning assets increased 10% in 2007 over 2006, growth in net interest income in 2007 was slowed by an 8 basis point compression in the net interest margin.  Offsetting some of the impact from slower revenue growth was effective management of noninterest expense growth.  During 2007, the Company implemented a number of cost control initiatives that stabilized noninterest expense on a linked quarter basis beginning with the first quarter 2007 and overall saw 9% growth in noninterest expense in 2007 when compared to 2006.

The Company earned $12,655 in 2006 compared to $9,578 in 2005.  Growth in operating revenue,was primarily responsible for the increased earnings in 2006 over 2005. Operating revenues were $44,458 in 2006, up $10,135 or 30% over 2005.  Operating revenue growth was driven by a 42% increase in average earning assets resulting in a $9,817 increase in net interest income.  Growth in earning assets was due to the full year effect of assets acquired in the NWBF acquisition and organic growth.

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

Period-end assets at December 31, 2007 were $949,271, compared to $885,351 at December 31, 2006.  Core deposits, which are defined as demand deposits, interest checking, money market accounts, and local time deposits (including local time deposits over $100 thousand) constitute 96% of December 31, 2007 outstanding deposits.  Non-interest bearing deposits were $175,941 or 27% of total deposits at year-end December 31, 2007.

During 2008, the Company believes the following factors could impact reported financial results:

▪
The strength of national, regional, and local economies and their effect on loan demand, the credit quality of existing clients with lending relationships, and vacancy rates of commercial real estate properties, since a significant portion of our loan portfolio is secured by real estate.

▪
A slowing real estate market and increases in residential home inventories for sale and the impact on residential construction lending, delinquency and default rates of existing residential construction loans in the Bank’s portfolio, residential mortgage lending, and refinancing activities of existing homeowners.

▪	The ability to grow core deposits, to fund loan growth during 2008.

▪
A continuation of high rates on alternative funding sources or inability to tap alternative funding sources due to current disruption in the financial and capital markets flowing from the significant downturn in the housing industry

▪
A continuation of the relatively flat yield curve that would reduce spreads between the Bank’s yield on fixed rate loans and the Bank’s short-term borrowing costs and costs of core deposits, which could negatively affect the net interest margin and revenue growth.

▪	The ability to manage noninterest expense growth in light of possible slow revenue growth.

▪
Increased expenses related to personnel costs and the rising costs of providing employee benefits plus staffing, consulting, fees, and other expenses related to internal auditing and compliance with current and future regulations.

▪	The ability to attract and retain qualified and experienced bankers in all markets.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods.  Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2007 in Item 8 of this report.  Management believes that the following policies and those disclosed in the Notes to Consolidated Financial Statements should be considered critical under the SEC definition:

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

Goodwill and Intangible Assets

At December 31, 2007, the Company had $23,127 in goodwill and other intangible assets.  In accordance with Financial Accounting Standard 142, Goodwill and Other Intangible Assets, assets with indefinite lives are no longer amortized, but instead are periodically tested for impairment.  Management performs an impairment analysis of the intangible assets with indefinite lives at least annually and has determined that there was no impairment as of December 31, 2007, 2006, and 2005.

Share-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123(R), Share Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based forms of compensation issued to employees.  This standard became effective in the first quarter of 2006.  The method for determining the grant date fair value of equity based payments under FAS 123(R) is presented in Note 1 of the Notes to Consolidated Financial Statements in Item 8 below.

The Company adopted FAS 123(R) using the modified prospective method.  Therefore, previously reported financial data was not restated, and expenses related to equity-based payments granted and vesting during 2006 and 2007 were recorded as compensation expense.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2007 in item 8 of this report.  None of these pronouncements are expected to have a significant effect on the Company’s financial condition or results of operations.

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

4th Quarter 2007 Compared to 4th Quarter 2006

Two tables follow which analyze the changes in net interest income for the fourth quarter 2007 and fourth quarter 2006.  Table I “Average Balance Analysis of Net Interest Earnings”, provides information with regard to average balances of assets and liabilities, as well as associated dollar amounts of interest income and interest expense, relevant average yields or rates, and net interest income as a percent of average earning assets.  Table II “Analysis of Changes in Interest Income and Interest Expense”, shows the increase (decrease) in the dollar amount of interest income and interest expense and the differences attributable to changes in either volume or rates.

The Bank’s net interest margin for the fourth quarter 2007 was 5.15% compared to 5.35% for the fourth quarter 2006.   Table I shows that earning asset yields for the fourth quarter 2007 of 7.98% were down 46 basis points from fourth quarter 2006 earning asset yields due primarily to a 47 basis point decline in the yield on net loans.  The decline in loan yields was due to the 100 basis point drop in the Bank’s prime-lending rate during the last four months of 2007 that lowered yields on the Bank’s variable rate loan portfolio.  The cost of interest-bearing liabilities also showed a decline from 4.13% for fourth quarter 2006 to 3.77% for fourth quarter 2007.  This decrease is reflected in both the cost of interest-bearing core deposits and cost of alternative funding.  However, note that the cost of the alternative funding dropped only 25 basis points compared to 40 basis points for the cost of core deposits.  This relatively smaller decline in the cost of alternative funding is reflective of the recent turmoil in the financial markets, which has created liquidity issues for many large financial institutions and has kept the cost of alternative or wholesale funding higher than the cost of core deposits.  Each of the Bank’s interest-bearing core deposit categories showed a decrease in rates, with the exception of core time deposits.  The rates on core time deposits did not fall due to the lag effect of the repricing of these instruments.  For the quarter ended December 31, 2007, the cost of interest-bearing core deposits was 3.24% or 164 basis points below the cost of alternative funding at 4.88%.  When average noninterest-bearing deposits of $173,706 are included in the core deposit base, the average cost of core deposits drops to 2.32% for the fourth quarter 2007 or 256 basis points below the cost of alternative funding.

Table II, which provides the change in net interest income due to volume and rate, shows that interest income including loan fees improved by $607 over the same period last year.  Higher volumes of earning assets increased interest income by $1,492, and while lower yields on loans decreased interest income by $885.  Table II shows that interest expense for the quarter ended December 31, 2007 increased by $18 over the same quarter last year, as higher volumes and changes in mix of deposits and alternative funding increased interest expense by $536, while lower rates on all deposits and alternative funding categories caused interest expense to decrease by $518.

Table I
Average Balance Analysis of Net Interest Earnings
(dollars in thousands)
		Quarter Ended		Quarter Ended
		December 31, 2007			December 31, 2006
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
Interest Earning Assets
Federal funds sold and interest-
bearing deposits in banks	$ 809	$ 10	4.90%	$ 960	$ 10	4.13%
Securities available for sale:
Taxable (1)	52,756	622	4.68%	39,395	404	4.07%
Tax-exempt	5,247	49	3.71%	3,545	34	3.81%
Loans, net of allowance for loan losses(2)(3)(4)	803,999	16,669	8.23%	742,911	16,295	8.70%

Total interest earning assets	862,811	17,350	7.98%	786,811	16,743	8.44%

Non Earning Assets
Cash and due from banks	19,623			24,046
Premises and equipment	20,856			18,483
Goodwill & other intangibles	23,159			23,882
Interest receivable and other	6,925			6,386
Total non interest assets	70,563			72,797

Total assets	$ 933,374			$ 859,608

Interest-Bearing Liabilities
Money market and NOW accounts	378,845	(3,066)	-3.21%	333,235	(3,143)	-3.74%
Savings deposits	20,650	(82)	-1.58%	24,971	(121)	-1.92%
Time deposits - core (5)	38,313	(424)	-4.39%	39,253	(380)	-3.84%
Total interest-bearing core deposits	437,808	(3,572)	-3.24%	397,459	(3,644)	-3.64%

Time deposits - non-core	49,588	(651)	-5.21%	63,286	(851)	-5.33%
Federal funds purchased	16,579	(212)	-5.07%	6,684	(57)	-3.38%
FHLB borrowings	135,748	(1,594)	-4.66%	114,683	(1,459)	-5.05%
Trust preferred	8,248	(128)	-6.16%	8,248	(128)	-6.16%
Total interest-bearing alternative funding	210,163	(2,585)	-4.88%	192,901	(2,495)	-5.13%
Total interest-bearing liabilities	647,971	(6,157)	-3.77%	590,360	(6,139)	-4.13%

Noninterest-Bearing Liabilities
Demand deposits	173,706			168,971
Interest payable and other	4,326			4,629
Total noninterest liabilities	178,032			173,600
Total liabilities	826,003			763,960
Stockholders' equity	107,371			95,648
Total liabilities and stockholders' equity	$ 933,374			$ 859,608
Net Interest Income		$ 11,193			$ 10,604
Net Interest Income as a Percent of Earning Assets		5.15%			5.35%
(1) Federal Home Loan Bank stock is included in securities available for sale.
(2) Nonaccrual loans have been included in average balance totals.
(3) Interest income includes recognized loan origination fees of $447 and $604 for the three months ended
December 31, 2007 and 2006, respectively.
(4) Total includes loans held for sale.
(5) Core time deposits include all local time deposits, including time deposits over $100.

Table II
Analysis of Changes in Interest Income and Interest Expense
(dollars in thousands)
		Three Months Ended
	December 31, 2007 compared to December 31, 2006
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest
bearing deposits in banks	$(2)	$2	$-
Securities available-for-sale:
Taxable	138	80	218
Tax-exempt	16	(1)	15
Loans, net of allowance for loan losses	1,340	(966)	374

Total interest income	1,492	(885)	607

Interest paid on:
Money market and NOW accounts	(369)	446	77
Savings deposits	17	22	39
Time deposits - core	10	(54)	(44)
Total interest-bearing core deposits	(342)	414	72

Time deposits - non-core	180	20	200
Federal funds purchased	(127)	(28)	(155)
FHLB borrowings	(247)	112	(135)
Trust preferred	-	-	-
Total interest-bearing alternative funding	(194)	104	(90)

Total interest expense	(536)	518	(18)

Net interest income	$957	$(368)	$589

2007 Compared to 2006

Two tables follow which analyze the changes in net interest income for the years 2007, 2006, and 2005.  Table III “Average Balance Analysis of Net Interest Earnings”, provides information with regard to average balances of assets and liabilities, as well as associated dollar amounts of interest income and interest expense, relevant average yields or rates, and net interest income as a percent of average earning assets.  Table IV, “Analysis of Changes in Interest Income and Interest Expense”, shows the increase (decrease) in the dollar amount of interest income and interest expense and the differences attributable to changes in either volume or rates.

The net interest margin for the full year 2007 was 5.22%, a decline of 8 basis points from the 5.30% net interest margin reported for the year 2006.  Table III shows that earning asset yields improved by 11 basis points for the year 2007 when compared to 2006 from 8.20% to 8.31%.  Compression in the net interest margin was primarily due to the increase in the Bank’s cost of funding, which more than offset the growth in earning asset yields.  Table III shows the overall cost of interest-bearing liabilities for the year 2007 was up 24 basis points from 3.86% in 2006 to 4.10% in 2007.  Table III also illustrates the difference between the cost of interest-bearing core deposits for the year 2007 as compared to the cost of interest-bearing alternative funding.  The cost of interest-bearing core deposits was 3.61% or 150 basis points less than the 5.11% cost of alternative funding.  When noninterest-bearing demand deposits are included in the core deposit base the overall cost of the Bank’s core deposit base falls to 2.58% or 253 basis points below the cost of alternative funding.

The year-to-date December 31, 2007 rate/volume analysis shows that interest income including loan fees improved by $7,196 over last year.  Higher volumes of earning assets increased interest income by $6,301 and higher yields on loans increased interest income by $895.  The rate/volume analysis shows that interest expense for the year 2007 increased by $3,825 over last year, as higher volumes on all deposit categories caused interest expense to increase by $2,171, combined with higher rates, which increased interest expense by $1,654.

On December 11, 2007, the Federal Reserve lowered market interest rates by 25 basis points and lowered market interest rates by 100 basis points in the last three and one-half months of the year 2007.  Due to the Bank’s balanced interest rate-risk profile, the net interest margin is not expected to be materially impacted by the recent or any future decline in short-term market interest rates.  However, should short-term market interest rates fall precipitously, some margin compression is likely due to the fact the rates on certain core deposits, such as interest checking, money market, and savings accounts will be at virtual floors.

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

For 2006, interest and fees earned on earning assets increased by $22,379 over 2005.  Referring to Table II, total interest income and fees improved by $16,566 due to increased earning asset volumes and improved $5,813 due to higher yields on earning assets.  Average earning assets for 2006 were $755,680, a 42% increase over 2005 average earning assets.  Growth in earning assets was primarily attributable to loan growth as average loans, net of the allowance for loan losses for the year 2006, were up $211,022 or 42% over 2005.  The acquisition of NWBF increased average loans by approximately $145,000 in 2006 when compared to 2005.  Referring to Table III, earning asset yields increased by 78 basis points, from 7.42% in 2005 to 8.20% in 2006.  The improvement in earning asset yield was primarily due to increased loan yields, which were up 78 basis points in 2006 over 2005.  The increase in loan yields is reflective of the consistent increase in the prime-lending rate throughout the first six months of 2006.

Interest expense on interest-bearing liabilities during 2006 increased by $12,562 over 2005.  Referring to Table III, overall average interest-bearing liabilities in 2006 increased by $194,828 over 2005, while the average rate paid on interest-bearing liabilities increased by 135 basis points from 2.51% to 3.86%.  The acquisition of NWBF accounted for a substantial portion of the growth in interest-bearing deposits in addition to the organic growth from the two Oregon markets.  Referring to Table IV, interest expense increased by $5,874 due to the change in the mix and increased volumes of interest-bearing liabilities. Table IV also indicates that interest expense for the year increased an additional $6,688 due to higher rates, a direct result of the increase in short-term market interest rates during the first six months of 2006.  Table IV shows the increase in the average volumes of money market and NOW accounts, time deposits, and FHLB borrowings, were primarily responsible for the increase in interest expense due to higher volumes for 2006 when compared to 2005.   The increase in interest expense for the year 2006 over 2005 resulting from higher rates was primarily due to increased volumes and a higher rate paid on money market and NOW accounts, time deposits, and FHLB borrowings.  Table III shows the 2006 average volume of money market and NOW accounts increased $87,073 or 40%, and average time deposit volume increased $38,360 or 51% over 2005 average volumes, while the rate on these deposits increased 124 basis points  and 132 basis points, respectively.  Tables III and IV show that the increase in the average balance of FHLB term borrowings increased $59,654 and accounted for $2,244 or 38% of the total increase in interest expense for the year 2006 over 2005 that was related to volume.  The average balance of trust preferred securities increased by $7,480 in 2006 over 2005, which resulted in $469 additional interest expense in 2006 over 2005.  The Trust preferred securities were issued in conjunction with the acquisition of NWBF and thus were only included in the 2005 average balance sheet since the date of acquisition on November 30, 2005.

Table III
Average Balance Analysis of Net Interest Earnings
		2007			2006			2005
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance	Income/(Expense)	Yield/(Cost)	Balance	Income/(Expense)	Yield/(Cost)	Balance	Income/(Expense)	Yield/(Cost)
	(dollars in thousands)			(dollars in thousands)
Interest Earning Assets
Federal funds sold and interest-
bearing deposits in banks	$981	$51	5.16%	$960	$44	4.58%	$1,002	$26	2.62%
Securities available for sale:
Taxable (1)	41,112	1,838	4.47%	38,855	1,546	3.98%	29,142	965	3.31%
Tax-exempt	5,226	156	2.99%	3,302	125	3.79%	2,245	82	3.64%
Loans, net of allowance for loan
losses(2)(3)(4)	785,132	67,122	8.55%	712,563	60,257	8.46%	501,541	38,520	7.68%

Total interest earning assets	832,451	69,167	8.31%	755,680	61,972	8.20%	533,930	39,593	7.42%

Non Earning Assets
Cash and due from banks	21,662			23,272			19,324
Premises and equipment	19,755			17,694			14,923
Goodwill & other intangibles	23,376			24,057			130
Interest receivable and other	6,688			4,968			5,410
Total non interest earning assets	71,481			69,991			39,787

Total assets	$903,932			$825,671			$573,717

Interest-Bearing Liabilities
Money market and NOW accounts	$364,780	$(13,358)	-3.66%	$307,054	$(10,551)	-3.44%	$219,981	$(4,840)	-2.20%
Savings deposits	24,309	(486)	-2.00%	23,559	(360)	-1.53%	24,148	(222)	-0.92%
Time deposits - core	32,589	(1,381)	-4.24%	40,989	(1,466)	-3.58%	39,344	(1,078)	-2.74%
Total interest-bearing core deposits	421,678	(15,225)	3.61%	371,602	(12,377)	-3.33%	283,473	(6,140)	-2.17%

Time deposits - non-core	63,918	(3,347)	-5.24%	71,954	(3,504)	-4.87%	35,239	(1,221)	-3.46%
Federal funds purchased	10,128	(539)	-5.31%	7,580	(380)	-5.01%	4,730	(113)	-2.39%
FHLB borrowings	123,597	(6,121)	-4.95%	108,324	(5,144)	-4.75%	48,670	(1,831)	-3.76%
Trust preferred	8,248	(508)	-6.16%	8,248	(510)	-6.18%	768	(48)	-6.27%
Total interest-bearing alternative funding	205,891	(10,515)	5.11%	196,106	(9,538)	-4.86%	89,407	(3,213)	-3.59%
Total interest-bearing liabilities	627,569	(25,740)	-4.10%	567,708	(21,915)	-3.86%	372,880	(9,353)	-2.51%

Noninterest-Bearing Liabilities
Demand deposits	169,035			162,259			142,301
Interest payable and other	4,239			5,466			4,008
Total noninterest-bearing liabilities	173,274			167,725			146,309
Total liabilities	800,843			735,433			519,189
Stockholders' equity	103,089			90,238			54,528
Total liabilities and stockholders' equity	$903,932			$825,671			$573,717

Net Interest Income		$43,427			$40,057			$30,240

Net Interest Income as a Percent of
Earning Assets		5.22%			5.30%			5.66%

(1) Federal Home Loan Bank stock is included in securities available for sale.
(2) Nonaccrual loans have been included in average balance totals.
(3) Interest income includes recognized loan origination fees of $2,099, $2,099 and $1,642 for the years ended 2007, 2006, and 2005, respectively.
(4) Total includes loans held for sale.
(5) Core time deposits include all local time deposits, including local time deposits over $100.

	2007 compared to 2006			2006 compared to 2005
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(dollars in thousands)
Interest earned on:
Federal funds sold and interest
bearing deposits in banks	$1	$6	$7	$(1)	$19	$18
Securities available-for-sale:
Taxable	90	202	292	322	259	581
Tax-exempt	73	(42)	31	38	5	43
Loans, net of allowance for loan
losses	6,137	729	6,866	16,207	5,530	21,737

Total interest income	6,301	895	7,196	16,566	5,813	22,379

Interest paid on:
Money market and NOW accounts	(1,997)	(810)	(2,807)	(1,915)	(3,796)	(5,711)
Savings deposits	(12)	(115)	(127)	5	(142)	(137)
Time deposits	299	(214)	85	(44)	(344)	(388)
Total interest-bearing core deposits	(1,709)	(1,139)	(2,848)	(1,954)	(4,282)	(6,236)

Time deposits - non-core	393	(236)	157	(1,139)	(1,145)	(2,284)
Federal funds purchased	(129)	(30)	(159)	(68)	(236)	(304)
FHLB borrowings	(725)	(252)	(977)	(2,244)	(1,032)	(3,276)
Trust preferred	-	2	2	(469)	7	(462)
Total interest-bearing alternative funding	(461)	(516)	(977)	(3,920)	(2,406)	(6,326)
Total interest expense	(2,170)	(1,655)	(3,825)	(5,874)	(6,688)	(12,562)

Net interest income	$4,131	$(760)	$3,371	$10,692	$(875)	$9,817

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

The provision for loan losses totaled $725 in 2007, $600 in 2006, and $1,100 in 2005.  The increase in the provision for 2007 when compared to 2006 was due to loan growth and increased economic uncertainty, although the overall credit quality of the Bank’s loan portfolio remains good despite a modest increase in nonperforming loans.  The lower provision for 2006 when compared 2005 resulted from improvement in credit quality throughout the year 2006.

At December 31, 2007, the Bank had $4,109 or 0.43% of total assets in nonperforming assets, net of government guarantees compared to none at December 31, 2006.  Nonperforming assets at December 31, 2007 consist of $3,671 of nonaccrual loans (net of $451 in government guarantees) and $438 of other real estate owned consisting of three residential properties.  Approximately $3,500 of the nonaccrual loans at December 31, 2007 are consumer residential construction loans.  Management presently does not expect any significant losses on these or any future nonperforming loans in the consumer residential construction segment of the loan portfolio due to a cash-secured 20% principal guarantee for each of these loans. In addition, no special allocation to the allowance for loan losses for these specific loans is expected.

The allowance for loan losses at December 31, 2007 was $8,675 (1.05% of outstanding loans) compared to $8,284 (1.08% of loans) and $7,792 (1.15% of loans) at years end 2006 and 2005, respectively.  At December 31, 2007, the Bank also has reserved $196 for possible losses on unfunded loan commitments, which is classified in other liabilities.  The 2007 ending allowance includes $160 in specific allowance for $3,671 in impaired loans (net of government guarantees).  At December 31, 2006, the Company had $496 of impaired loans (net of government guarantees) with a specific allowance assigned of $109.

Net loan charge offs were $334 in 2007 compared to $108 in 2006, and $512 in 2005.  Net charge offs as a percentage of average loans were 0.04%, 0.01%, and 0.10% for 2007, 2006, and 2005, respectively.

Looking forward, the 2008 provision for loans losses will be contingent on current economic and market conditions, and overall loan growth.  Management believes that the allowance for loan losses is adequate for estimated loan losses in the portfolio at year-end based on management’s assessment of various factors including past due and impaired loans, past history and loss experience, loan concentrations in specific industries, and current economic conditions.

Noninterest Income

Noninterest income is derived from sources other than fees and interest on earning assets.  The Company’s primary sources of noninterest income are service charge fees on deposit accounts, merchant bankcard activity, income derived from mortgage banking services, and gains on the sale of loans.

2007 Compared to 2006

Noninterest income in 2007 was $3,924, down $477 or 11% from the $4,401 reported for the year 2006.  Excluding the one-time gain of $335 on the sale of property included in 2006 results, noninterest income in 2007 was down $142 or 4% from 2006.  The following discussion will exclude the effect of the gain on sale of property in 2006.  The $142 decline in 2007 noninterest income when compared to 2006 was primarily due to a $435 decrease in mortgage banking income.  The decline in mortgage banking income was attributable to a significant slow down in the residential housing market.  The decline in mortgage banking income was partially offset by increases in service charges on deposit accounts, other fee income, principally bankcard processing fee income, and the other income category.  Service charges on deposit accounts increased $76 or 6% due to lower earnings credit rate, which increased fees on analyzed business accounts.  Other fee income, principally bankcard processing fee income in 2007 increased $135 or 9% over 2006.  Bankcard processing fee income accounted for $53 of this increase, while other service charge income, primarily wire transfer fees accounted for $68 of this increase.  The other income category in 2007 was $417, a $94 or 29% increase over the $323 reported in the other income category for the year 2006.  The increase in the other income category was due to collection of approximately $70 in loan referral fees during the year 2007.

2006 Compared to 2005

Noninterest income in 2006 was $4,401, up $318 or 8% from 2005.  Excluding the nonrecurring gain on the sale of property of $335, noninterest income was down $17 from 2005.  Total noninterest income through December 31, 2006 included approximately $70 of revenues from the Seattle market not included in 2005 results.  The decrease in noninterest income (excluding the nonrecurring gain on sale of property) was primarily due to lower account service charges, mortgage banking revenues, and loan servicing income.  Account service charges were down $44 or 3% from 2006 as the increased earnings credit on analyzed business accounts lowered fee income.  Mortgage banking revenues were down $118 or 13% from 2005 as higher long-term interest rates slowed the level of mortgage loan originations and the service release premium on loans sold.  Loan servicing income was down $43 or 29% from 2005 as the average volume of loans serviced declined in 2006 from 2005.  Declines in these categories of noninterest income were partially offset by $110 increase in merchant bankcard fee income and a $67 increase in the other income category.  The increase in merchant bankcard revenues resulted from an 8% increase in sales transaction volume.  The increase in the other income category was due to lockbox fees and sundry recoveries.

Noninterest Expense

Noninterest expense represents all expenses other than the provision for loan losses and interest costs associated with deposits and other interest-bearing liabilities.  It incorporates personnel, premises and equipment, data processing and other operating expenses.

2007 Compared to 2006

Noninterest expense for the year 2007 was $25,861, up $2,070 or 9% over the $23,791 reported for the year 2006.  All noninterest expense categories showed an increase in 2007 when compared to 2006.  Personnel expense in 2007 was up $1,089 and accounted for 53% of the total increase in noninterest expense in the year.  Total salary expense was up $515 or 5% and benefits and taxes were up $823 or 20% over last year due to performance increases for existing employees, increased group insurance, and increased accruals for officer incentives.  These increases were partially offset by a decline in commission expense in 2007 from 2006.  The other expense category accounted for the majority of the remaining increase in noninterest expense in 2007 over 2006.  Other expenses were $4,902 in 2007, up $708 or 17% over 2006 other expenses of $4,194.  The increase in the other expense category can be attributed to the following areas: 1) increased FDIC assessment of $146; 2) increased communications expense (primarily armored car and courier services) of $133; 3) increased other data processing expense of $199 due to new contracts in place; 4) increased expense related to the unfunded loan commitment of $196; and 5) increased local taxes (Multnomah County and State of Washington B&O taxes) of $107.

During the year 2007, management implemented a number of cost control initiatives.  On a linked quarter basis, noninterest expenses during the year 2007, beginning with the first quarter 2007, were $6,358, $6,513, $6,399, and $6,591, reflecting the effectiveness of the cost controls put into place.

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

BALANCE SHEET

Loans

At December 31, 2007 outstanding loans, net of deferred loan fees and excluding loans held for sale, were $822,322, up $55,222 over outstanding loans of $767,100 at December 31, 2006.  A summary of loan growth by market for the year 2007 follows:

	Balance	Balance	$ Increase	% Increase
	Dec. 31, 2007	Dec. 31, 2006	(Decrease)	(Decrease)
Eugene Market	$217,962	$231,978	$(14,016)	-6.04%

Portland Market	389,053	378,904	10,149	2.68%

Seattle Market	215,307	156,218	59,089	37.82%

Total	$822,322	$767,100	$55,222	7.20%

The Seattle market was primarily responsible for the majority of the growth in outstanding loans for the Company during 2007.  Outstanding loan growth in the Portland market slowed in 2007 as compared to prior years, and much of the decline in the Eugene market loans can be attributed to the sale of approximately $10,800 of Consumer Finance Division loans during the year 2007.  More information on the loan portfolio can be found in statistical information in Item 1 and in Note 4 of the Notes to Consolidated Financial Statements in Item 8 below.

Goodwill and Intangible Assets

At December 31, 2007, the Company had a recorded balance of $22,031 in goodwill from the November 30, 2005 acquisition of NWBF.  During the year 2007, the Bank sold the loans and offices of its Consumer Finance Division and eliminated $275 of goodwill from the 2003 acquisition of the Coos Bay consumer finance office.  In addition, at December 31, 2007 the Company had $1,096 core deposit intangible assets resulting from the acquisition of NWBF.  The core deposit intangible was determined to have an expected life of approximately seven years and is being amortized over that period using the straight-line method.  During 2007, the Company amortized $223 of the core deposit intangible.  In accordance with Financial Accounting Standard (“FAS”) 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment.  Management did perform an impairment analysis at December 31, 2007 and determined there was no impairment of the goodwill at the time of the analysis.

Deposits

Outstanding deposits at December 31, 2007 were $644,424, an increase of $3,152 over outstanding deposits of $641,272 at December 31, 2006.  Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and local time deposits, including local time deposits in excess of $100 thousand, were $615,892, up 6.15% over outstanding core deposits of $580,210 at December 31, 2006.  At December 31, 2007 and 2006, respectively, core deposits represented 96% and 90% of total deposits, respectively.  A summary of deposit growth by market for the year 2007 follows:

	Balance	Balance	$ Increase	% Increase
	Dec. 31, 2007	Dec. 31, 2006	(Decrease)	(Decrease)
Eugene Market core deposits	$405,351	$392,903	$12,448	3.17%

Portland Market core deposits	109,698	124,273	(14,575)	-11.73%

Seattle Market core deposits	100,843	63,034	37,809	59.98%

Total core deposits	615,892	580,210	35,682	6.15%

Other deposits	28,532	61,062	(32,530)	-53.27%

Total	$644,424	$641,272	$3,152	0.49%

Growth in outstanding core deposits was driven primarily by the Seattle and Eugene markets.  Outstanding core deposits in the Portland market showed a decline of $14,575, primarily due to reduction in balances of several of the market’s large depositors, which continue to maintain relationships with the Bank.  The other deposit category includes national market CDs, brokered CDs, and public funds.  The $32,530 decline in these balances in 2007 when compared to 2006 was attributable to the disruption in the financial markets in the last five months of 2007 resulting from the significant slowdown and credit quality problems in the residential housing market.  Rates on these alternative funding sources spiked and remained very high relative to other alternative funding sources, thus the Bank elected to allow these deposits to mature and used primarily FHLB funding rather than these higher rate sources of funding.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures at December 31, 2007, which were issued in conjunction with the acquisition of NWBF.  At December 31, 2007, the entire $8,248 in junior subordinated debentures had an interest rate of 6.265% that is fixed through November 2010.  As of December 31, 2007, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital purposes.  Additional information regarding the terms of the junior subordinated debentures, including maturity/repricing dates and interest rate, is included in Note 12 of the Notes to Consolidated Financial Statements in Item 8 below.

CAPITAL RESOURCES

Capital is the shareholders’ investment in the Company.  Capital grows through the retention of earnings and the issuance of new stock through the exercise of stock options.  Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Shareholders’ equity at December 31, 2007 was $107,509, an increase of $11,774 or 12% from December 31, 2006.  The increase in shareholders’ equity during 2007 was principally due to the retention of approximately $8,760 net income for the year and the exercise of stock options and the related tax benefit accounted for another $1,939.

The Federal Reserve Board and the FDIC have in place guidelines for risk-based capital requirements applicable to U.S. banks and bank holding companies.  These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet.  Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios.  These guidelines require a minimum of 8% total risk-based capital ratio, of which 4% must be Tier I capital.  The regulations also specify that a 10% total risk-based capital ratio is required to be designated “well-capitalized” (the highest FDIC capital rating) by the FDIC.  The Company’s Tier I capital, which consists of shareholders’ equity and qualifying trust preferred securities, less other comprehensive income, goodwill, and deposit-based intangibles, totaled $92,194 at December 31, 2007.  Tier II capital components include all, or a portion of the allowance for loan losses and the portion of trust preferred securities in excess of Tier I statutory limits.  The total of Tier I and Tier II capital components is referred to as Total Risk-Based Capital, and was $101,065 at December 31, 2007.  The Bank’s total risk-based capital ratio was 10.96%, at December 31, 2007 compared to 10.98% at December 31, 2006.

The Company pays cash dividends on a quarterly basis, typically in March, June, September and December of each year.  The Board of Directors considers the dividend amount quarterly and takes a broad perspective in its dividend deliberations including a review of recent operating performance, capital levels, and concentrations of loans as a percentage of capital, and growth projections.  The Board also considers dividend payout ratios, dividend yield, and other financial metrics in setting the quarterly dividend.  The Company declared and paid cash dividends of $0.35 per share for the year 2007 when adjusted for the 10% stock dividend paid in June 2007.  That compares to dividends of $0.29 paid during 2006, also retroactively adjusted for the 10% stock dividend paid in June 2007.

The Board of Directors, at its February 19, 2008 meeting, approved a dividend of $0.10 per share for shareholders of record as of February 28, 2008.  If continued for each quarter during 2008, this would result in an annual increase of 14.3% in 2008 dividends over 2007 dividends.

The Company projects that earnings retention and existing capital will be sufficient to fund anticipated asset growth, while maintaining a well-capitalized designation from all regulatory agencies.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit.  The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products.  In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract.  Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  At December 31, 2007, the Bank had $279,655 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The credit risk involved is essentially the same as that involved in extending loan facilities to customers.  At December 31, 2007, the Bank had $2,449 in letters of credit and financial guarantees written.

The Bank also has internal guidance lines of credit established for certain borrowers, primarily in the residential construction industry.  These guidance lines are not contractual commitments to extend credit, and may be terminated by the Bank for any reason without any obligation to the borrower.  These lines provide the Bank’s lenders limits on future extensions of credit to certain borrowers.  The Bank uses the same credit policies in establishing internal guidance lines as it does for other credit products.  At December 31, 2007, the Bank had established unused and uncommitted guidance lines totaling approximately $38,321 compared to unused and uncommitted guidance lines of $56,572 at December 31, 2006.

The Company has certain other financial commitments.  These future financial commitments are outlined below:
Contractual Obligations
(dollars in thousands)	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Junior subordinated debenture	$8,248	$-	$-	$-	$8,248
FHLB borrowings	179,500	156,500	16,000	5,000	2,000
Time Deposits	66,769	62,304	3,527	912	26
Operating lease obligations	6,266	849	1,369	612	3,436
	$260,783	$219,653	$20,896	$6,524	$13,710

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

Core deposits at December 31, 2007 were 96% of total deposits compared to 90% at December 31, 2006.  Core deposit growth of $35,682 in all markets funded 65% of loan growth during the year 2007.  The remainder of loan growth was funded through alternative funding sources, including overnight borrowed funds, Federal Home Loan Bank term advances, public deposits available from the State of Oregon and State of Washington, national market time deposits, and brokered time deposits.

The Company has deposit relationships with several large clients, which are closely monitored by Bank officers.  At December 31, 2007, 26 large deposit relationships with the Bank account for $202,728 or 31% of total deposits.  The single largest client represented 7% of total deposits at December 31, 2007.  The loss of this deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity.  The Company expects to maintain these relationships and believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients.

Borrowing lines have been established at various correspondent banks, the Federal Home Loan Bank of Seattle and with the Federal Reserve Bank of San Francisco.  At December 31, 2007, the Bank had secured and unsecured borrowing lines totaling approximately $425,000 consisting of $285,000 with the Federal Home Loan Bank of Seattle, $118,000 with various correspondent banks, and $22,000 with the Federal Reserve Bank of San Francisco.  The Federal Home Loan Bank borrowing line is limited to the amount of collateral pledged.  At December 31, 2007, the Bank had collateral pledged to the FHLB in the form of commercial real estate loans that had a discounted collateral value of approximately $205,000 for this line.  The $22,000 borrowing line with the Federal Reserve Bank of San Francisco is also secured through the pledging of commercial loans under the Bank’s Borrower-In-Custody program.  The $118,000 in borrowing lines with correspondent banks is unsecured.  At December 31, 2007, the Bank had $179,500 in borrowings outstanding from the FHLB of Seattle and $5,360 outstanding on its overnight correspondent bank lines.  In addition, the Bank is part of the State of Oregon and State of Washington community bank time deposit program and at December 31, 2007 had approximately $26,800 available from these sources.  The Bank’s loan portfolio also contains approximately $28,315 in guaranteed government loans, which can be sold on the secondary market.

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

The Company utilizes in-house asset/liability modeling software, ProfitStar to determine the effect changes in interest rates have on net interest income. Interest rate shock scenarios are modeled in a parallel shift of the yield curve in 100 basis point increments (plus or minus) in the federal funds rate.  Although certain assets and liabilities may have similar repricing characteristics, they may not react correspondingly to changes in market interest rates.  In the event of a change in interest rates, prepayment of loans and early withdrawal of time deposits would likely deviate from those previously assumed.  Increases in market rates may also affect the ability of certain borrowers to make scheduled principal payments.

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

During 2007, the model indicated that the Company continued to be asset sensitive and projects rising margins in a rising rate environment and declining margins in a falling rate environment.  However, the shape of the yield curve may significantly affect these projections.  The following table shows the estimated impact of interest rate changes plus 300 basis points and minus 300 basis points on net interest income in 100 basis point increments.  The base figure of $43,427 used in the analysis represents actual net interest income for the year 2007. Due to the various assumptions used for this modeling, no assurance can be given that projections will reflect actual results.

Interest Rate Shock Analysis
Net Interest Income and Market Value Performance
($ in thousands)

Projected	Net Interest Income
Interest	Estimated	$ Change	% Change
Rate Change	Value	From Base	From Base
+300	$44,044	$617	1.42%
+200	44,013	586	1.35%
+100	43,874	447	1.03%
Base	43,427	0	0.00%
-100	42,372	(1,055)	(2.43)%
-200	41,299	(2,128)	(4.90)%
-300	39,010	(4,417)	(10.17)%

ITEM 8                                Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Pacific Continental Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Pacific Continental Corporation and Subsidiary (Company) as of December 31 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income and cash flows for the years ended December 31, 2007, 2006 and 2005. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risks.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Continental Corporation and Subsidiary as of

Report of Independent Registered Public Accounting Firm

Page Two

December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Pacific Continental Corporation and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Portland, Oregon
March 14, 2008

 Pacific Continental Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31
	2007	2006
ASSETS
Cash and due from banks	$23,809,383	$32,322,704
Interest-bearing deposits with banks	409,998	405,759
Federal funds sold	1,857,311	49,520

Total cash and cash equivalents	26,076,692	32,777,983

Securities available-for-sale, at fair value	53,993,468	38,783,063
Loans held for sale	-	2,140,417
Loans, less allowance for loan losses and unearned fees	813,647,438	758,816,132
Interest receivable	3,652,259	3,998,139
Federal Home Loan Bank stock	3,794,900	3,479,900
Property, net of accumulated depreciation	20,876,333	18,591,317
Goodwill and other intangible assets	23,126,915	23,625,699
Other assets	4,103,298	3,138,058

Total assets	$949,271,303	$885,350,708

LIABILITIES and STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$175,941,026	$187,833,848
Savings and interest-bearing demand	401,714,261	355,863,095
Time, $100,000 and over	31,855,842	48,875,678
Other time	34,912,782	48,699,403

Total deposits	644,423,911	641,272,024

Federal funds purchased	5,360,000	4,410,000
Federal Home Loan Bank borrowings	179,500,000	131,803,763
Junior subordinated debentures	8,248,000	8,248,000
Accrued merger consideration liability	240,995	256,360
Accrued interest and other liabilities	3,989,389	3,625,780

Total liabilities	841,762,295	789,615,927

Commitments and contingencies (Notes 6, 17 and 19)

Stockholders' equity:
Common stock, no par value; 25,000,000 shares
authorized; 11,934,866 and 10,647,264 shares
outstanding in 2007 and 2006, respectively	77,908,957	58,254,777
Retained earnings	29,622,204	37,725,453
Accumulated other comprehensive loss	(22,153)	(245,449)

Total stockholders' equity	107,509,008	95,734,781

Total liabilities and stockholders' equity	$949,271,303	$885,350,708

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Continental Corporation and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31
	2007	2006	2005
Interest income:
Loans	$67,122,278	$60,256,669	$38,519,936
Investment securities	1,973,100	1,667,468	1,058,761
Federal funds sold and FHLB stock dividends	71,167	47,822	14,599

	69,166,545	61,971,959	39,593,296

Interest expense:
Deposits	18,572,192	15,881,357	7,361,230
Federal Home Loan Bank borrowings	6,160,017	5,144,325	1,830,984
Federal funds purchased and junior subordinated debentures	1,007,540	889,436	161,002

	25,739,749	21,915,118	9,353,216

Net interest income	43,426,796	40,056,841	30,240,080

Provision for loan losses	725,000	600,000	1,100,000

Net interest income after provision for
loan losses	42,701,796	39,456,841	29,140,080

Noninterest income:
Service charges on deposit accounts	1,408,702	1,333,421	1,377,695
Other fee income, principally bankcard processing	1,629,841	1,494,764	1,384,728
Loan servicing	98,759	108,644	151,878
Mortgage banking income and gains on sales
of loans	370,196	805,234	922,991
Losses on sales of securities	-	-	(10,674)
Gain on sale of fixed assets	-	335,341	-
Other	416,839	323,295	256,214

	3,924,337	4,400,699	4,082,832

Noninterest expense:
Salaries and employee benefits	15,666,806	14,577,938	11,197,445
Premises and equipment	3,280,922	3,064,930	2,153,967
Bankcard processing	524,012	509,461	485,327
Business development	1,487,351	1,444,176	1,263,467
Other	4,901,905	4,194,229	3,033,931

	25,860,996	23,790,734	18,134,137

Income before income taxes	20,765,137	20,066,806	15,088,775

Provision for income taxes	7,830,488	7,412,288	5,510,476

Net income	$12,934,649	$12,654,518	$9,578,299

Earnings per share:
Basic	$1.09	$1.09	$.98
Diluted	$1.08	$1.08	$.95

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Continental Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2007, 2006, and 2005

				Accumulated Other
	Number	Common	Retained	Comprehensive
	of Shares	Stock	Earnings	Income (Loss)	Total
Balance, January 1, 2005	8,655,535	$28,076,125	$21,429,633	$(113,701)	$49,392,057

Net income			9,578,299		9,578,299
Other comprehensive loss:
Unrealized losses on securities				(408,817)
Reclassification of net losses realized				10,674
Deferred income taxes				152,713

Other comprehensive loss				(245,430)	(245,430)

Comprehensive income					9,332,869
Stock opt. exercised and related tax ben.	166,615	1,363,033			1,363,033
Stock issued in NWBF acq. and fract.	1,411,430	23,879,812			23,879,812
Cash dividends			(2,555,777)		(2,555,777)

Balance, December 31, 2005	10,233,580	53,318,970	28,452,155	(359,131)	81,411,994

Net income			12,654,518		12,654,518
Other comprehensive loss:
Unrealized gains on securities				184,430
Reclassification of net losses realized				-
Deferred income taxes				(70,748)

Other comprehensive loss				113,682	113,682

Comprehensive income					12,768,200
Stock options exercised and related tax benefit	413,684	4,349,887			4,349,887
Share-based payments		585,920			585,920
Cash dividends			(3,381,220)		(3,381,220)

Balance, December 31, 2006	10,647,264	58,254,777	37,725,453	(245,449)	95,734,781

Net income			12,934,649		12,934,649
Other comprehensive loss:
Unrealized gains on securities				362,257
Deferred income taxes				(138,961)

Other comprehensive loss				223,296	223,296

Comprehensive income					13,157,945
Stock options exercised and related tax benefit	212,823	2,239,836			2,239,836
Stock dividend - 10%	1,074,779	16,863,283	(16,863,283)
Shared-based payments		551,196			551,196
Cash dividends		(136)	(4,174,615)		(4,174,751)

Balance, December 31, 2007	11,934,866	$77,908,956	$29,622,204	$(22,153)	$107,509,008

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Continental Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$12,934,649	$12,654,518	$9,578,299

Adjustments to reconcile net income to net cash
from operating activities:
Depreciation	1,398,997	1,673,173	1,169,809
Gain on sale of property	-	(335,341)	-
Loss on sale or write-down of property and equipment	-	5,641	-
Provision for loan losses	725,000	600,000	1,100,000
(Gains) losses on foreclosed assets		(42,091)	(60,391)
Deferred income taxes	(334,000)	(1,049,000)	33,000
Losses on sale of securities	-	-	10,674
Federal Home Loan Bank stock dividend	-	-	(11,200)
Shared-based compensation	577,199	585,920	-
Excess tax benefit of stock options exercised	(200,946)	(272,000)	-
Change in:
Interest receivable	345,880	(654,219)	(620,238)
Deferred loan fees	(449,787)	(120,525)	548,177
Capitalized loan servicing rights	45	4,714	23,098
Production of mortgage loans held-for-sale	(11,234,624)	(31,988,422)	(36,719,062)
Proceeds from the sale of mortgage loans held-for-sale	13,375,041	30,490,185	38,149,233
Accrued interest payable and other liabilities	213,774	(1,157,061)	167,955
Income taxes payable	450,836	890,707	(39,288)
Other assets	(800,133)	(231,730)	(212,046)

Net cash used by operating activities	17,001,931	11,054,468	13,118,020

Cash flow from investing activities:
Proceeds from sales and maturities of available for sale investment securities	10,867,492	6,685,618	8,148,608
Purchase of available for sale investment securities	(25,584,146)	(6,166,764)	(10,092,408)
Loans made net of principal collections received and ORE transfers	(92,444,786)	(86,667,223)	(72,806,087)
Proceeds from sales of loans	37,809,267	4,232,122	-
Purchase of loans	(117,878)	(6,314,912)	(7,715,383)
Cash paid for acquisitions	(15,365)	(12,748,953)	3,003,468
Purchase of property	(3,669,889)	(2,905,826)	(4,208,717)
Proceeds from sale of property	-	403,007	-
Proceeds on sale of foreclosed assets	-	194,405	880,281
Purchase of FHLB stock	(315,000)	-	(258,000)

Net cash provided by investing activities	(73,470,305)	(103,288,526)	(83,048,238)

Cash flow from financing activities:
Change in deposits	3,151,886	37,321,028	76,663,834
Change in federal funds purchased and FHLB CMA	(1,050,000)	28,410,000	(10,290,000)
Proceeds from FHLB term advances originated	689,500,000	489,002,006	60,088,197
FHLB advances paid-off	(639,803,763)	(462,002,006)	(47,502,005)
Change in junior subordinated debentures	-	-	8,248,000
Proceeds from stock options exercised	1,942,629	3,546,887	1,039,033
Income tax benefit for stock options exercised	200,946	272,000	-
Dividends paid	(4,174,615)	(3,381,220)	(2,555,777)

Net cash provided by financing activities	49,767,083	93,168,695	85,691,282

Net increase (decrease) in cash and cash equivalents	(6,701,291)	934,637	15,761,064

Cash and cash equivalents, beginning of year	32,777,983	31,843,346	16,082,282

Cash and cash equivalents, end of year	$26,076,692	$32,777,983	$31,843,346

Supplemental information:
Noncash investing and financing activities:
Transfers of loans to foreclosed assets	$422,502	$21,557	$508,501
Change in unrealized gain on securities, net of deferred income taxes	362,258	(113,682)	245,430
Adjustment to acquired NWBF Goodwill		(353,007)
Cash paid during the year for:
Income taxes	$7,349,000	$7,324,581	$5,429,003
Interest	$25,959,097	$21,792,827	$9,005,443
Acquisitions:
Assets acquired	$-	$-	$(177,072,077)
Goodwill and core deposit intangible	-	-	23,944,489
Liabilities assumed	-	-	142,085,273
Compensation due NWBF shareholders, deferred taxes , other liab.	-	-	14,045,783

Net cash received	$-	$-	$3,003,468

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Continental Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies:

Principles of Consolidation – The consolidated financial statements include the accounts of Pacific Continental Corporation (the “Company”), a bank holding company, and its wholly-owned subsidiary, Pacific Continental Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, PCB Service Corporation (which owns and operates bank-related real estate but is currently inactive) and PCB Loan Services Corporation (which owns and operates certain repossessed or foreclosed collateral but is currently inactive).  The Bank provides commercial banking, financing, mortgage lending and other services in Western Oregon and Western Washington.  All significant intercompany accounts and transactions have been eliminated in consolidation.

In November 2005, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Pacific Continental Corporation Capital Trust (the “Trust”), which issued $8,248,000 of guaranteed undivided beneficial interests in the Pacific Continental’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”).  Pacific Continental has not consolidated the accounts of the Trust in its consolidated financial statements in accordance with FASB FIN 46R, Consolidation of Variable Interest Entities.  As a result, the junior subordinated debentures issued by Pacific Continental to the issuer trust, totaling $8,248,000, are reflected on Pacific Continental’s consolidated balance sheet at December 31, 2007, under the caption, “Junior Subordinated Debentures”.  Pacific Continental also recognized its $248,000 investment in the Trust, which is recorded among “Other Assets” in its consolidated balance sheet at December 31, 2007.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The most significant estimations made by management involve fair value calculations made in connection with accounting for business combinations, the calculation of the allowance for loan losses, the fair value of investment securities, and the impairment calculation for goodwill.

Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from or deposited with banks, interest-bearing balances due from banks, and federal funds sold.  Generally, federal funds are sold for one-day periods.

The Bank is required to maintain certain reserves as defined by regulation.  Such reserves totaling $3,779,000 and $1,411,000 were maintained in cash at December 31, 2007 and 2006, respectively.

Securities Available-for-Sale – Securities available-for-sale are held for indefinite periods of time and may be sold in response to movements in market interest rates, changes in the maturity or mix of Bank assets and liabilities or demand for liquidity.  Although management determines the appropriate classification of securities at the time of purchase, the Bank classified all securities as available-for-sale throughout 2007 and 2006.  Securities classified as available-for-sale are reported at estimated fair value.  The difference between estimated fair value and amortized cost is recorded as a separate component of stockholders’ equity (accumulated other comprehensive income).  Fair values for these investment securities are based on available market prices.  Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.   Interest income on securities available-for-sale is included in income using the level yield method.

Declines in fair value of individual available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value.  The related write-downs would be included in earnings as realized losses.  Management believes that all unrealized losses on investment securities at December 31, 2007 and 2006 are temporary.

Loans Held for Sale and Mortgage Banking Activities – The Bank originates residential real estate loans for resale in the secondary market.  Sales are without recourse and the Bank generally does not retain mortgage servicing rights.  Loans held for sale are carried at the lower of cost or market.  Market value is determined on an aggregate loan basis.

Loans and Income Recognition – Loans are stated at the amount of unpaid principal plus loan premiums for purchased loans, reduced by net deferred loan origination fees, discounts associated with retained portions of loans sold, and an allowance for loan losses.  Interest on loans is calculated using the simple-interest method on daily balances of the principal amount outstanding.  Accrual of interest is discontinued on contractually delinquent loans when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of the interest is doubtful.  Interest income is subsequently recognized only to the extent cash payments are received or the principal balance of the loan is brought current.  Loan origination fees, net of origination costs and discounts, are amortized over the lives of the loans as adjustments to yield.

Allowance for Loan Losses – The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely.  The allowance is an amount that management considers adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loss experience.  The evaluations take into consideration such factors as changes in the nature of the loan portfolio, overall portfolio quality, review of specific loans, estimated value of underlying collateral, and current economic conditions that may affect the borrower’s ability to pay.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant subsequent revision as more information becomes available.

A loan is considered impaired when management believes that it is probable that all amounts will not be collected according to the contractual terms.  An impaired loan is valued using the present value of expected cash flows discounted at the loan’s effective interest rate, the observable market price of the loan or the estimated fair value of the loan’s collateral or related guaranty.  Loans deemed impaired are specifically allocated for in the allowance for loan losses if the value of the impaired loan is less than the recorded investment in the loan.

Federal Home Loan Bank Stock – The investment in Federal Home Loan Bank (“FHLB”) stock is carried at par value, which approximates its fair value.  As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances.  As of December 31, 2007, the minimum required investment was approximately $3,794,900.  The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold.  Stock redemptions are at the discretion of the FHLB.

Foreclosed Assets – Assets acquired through foreclosure, or deeds in lieu of foreclosure, are initially recorded at fair value, less the estimated cost of disposal, at the date of foreclosure.  Any excess of the loan’s balance over the fair value of its foreclosed collateral is charged to the allowance for loan losses.

Improvements to foreclosed assets are capitalized.  Subsequent to foreclosure, management performs periodic valuations and the assets’ carrying value may be adjusted to the lower of carrying amount or fair value, less costs to sell.  Write downs to net realizable value, if any, or any disposition gains or losses are included in noninterest income or expense.

Property – Property is stated at cost, net of accumulated depreciation and amortization.  Additions, betterments and replacements of major units are capitalized.  Expenditures for normal maintenance, repairs and replacements of minor units are charged to expense as incurred.  Gains or losses realized from sales or retirements are reflected in operations currently.

Depreciation and amortization is computed by the straight-line method over the estimated useful lives of the assets.  Estimated useful lives are 30 to 40 years for buildings, 3 to 10 years for furniture and equipment, and up to the lesser of the useful life or lease term for leasehold improvements.

Goodwill and Other Intangible Assets– Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Under Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, the Bank does not amortize the balance of goodwill, but completes periodic assessments of goodwill impairment.  Goodwill impairment is deemed to exist if the net book value of a reporting unit giving rise to the recognition of goodwill exceeds estimated fair value.  The Bank’s assessments have not identified impairment of goodwill such that the net book value of the applicable reporting unit exceeded its estimated fair value as of December 31, 2007 and 2006.

Advertising – Advertising costs are charged to expense during the year in which they are incurred.  Advertising expenses were $882,784 and $845,136 and $780,033 for the years ended December 31, 2007, 2006 and 2005, respectively.

Income Taxes – Income taxes are accounted for using the asset and liability method.  Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are calculated using tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not, that all or some of the potential deferred tax asset will not be realized.

Earnings Per Share – Basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period.  Diluted earnings per share include the effect of common stock equivalents that would arise from the exercise of stock options discussed in Note 15.  Weighted shares outstanding are adjusted retroactively for the effect of stock dividends.

Weighted average shares outstanding at December 31 are as follows:

	2007	2006	2005

Basic	11,830,369	11,586,295	9,773,699
Common stock equivalents attributable
to stock-based compensation plans	110,816	180,880	281,133

Diluted	11,941,185	11,767,175	10,054,832

As of December 31, 2007 and December 31, 2006, 266,324 and 315,405 of outstanding options to purchase stock were excluded from the dilutive shares calculation because of the current anti-dilutive nature of these options.

Share-Based Payment Plans – The Company adopted Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (“SFAS 123R”) effective January 1, 2006.  SFAS 123R requires companies to measure and recognize compensation expense for all share-based payments at the grant date based on the fair value of the award, as defined in SFAS 123R, and include such costs as an expense in our income statements over the requisite service (vesting) period.  The Company adopted SFAS 123R using a modified prospective application, whereby the provisions of the statement have been applied prospectively only from the date of adoption for new (issued subsequent to December 31, 2005) and unvested stock option awards for which the requisite service is rendered after the date of adoption.  Thus, the Company recognizes as expense the fair value of stock options issued prior to January 1, 2006, but vesting after January 1, 2006, over the remaining vesting period.  In addition, compensation expense must be recognized for any awards modified, repurchased, or cancelled after the date of adoption.  The Company uses the Black-Scholes option pricing model to measure fair value.

Year Ended December 31
2005
Net income - as reported	$9,578,299
Deduct total stock-based
employee compensation
expense determined under
fair value method for all
awards, net of related tax
effects	(514,866)

Net income - pro forma	$9,063,433
Earnings per share:
Basic - as reported	$0.98
Basic - pro forma	0.93
Diluted - as reported	0.95
Diluted - pro forma	0.90

Recently Issued Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurement”, defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements.  SFAS 157 is effective for the Company beginning in first quarter 2008.  Implementation of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”).  This standard requires employers to recognize the under or over funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income.  The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2007, and had no material impact on the Company’s financial statements as the Company does not currently offer a defined benefit plan for its employees.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  The FASB's stated objective is "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

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

The Company does not intend to elect the fair value option on financial assets and liabilities, other than investment securities held for sale already so stated..  Implementation of SFAS 159 is not expected to impact on the Company’s consolidated financial statements.

Reclassifications – Certain amounts contained in the 2006 and 2005 consolidated financial statements have been reclassified where appropriate to conform with the financial statement presentation used in 2007.  These reclassifications had no effect on previously reported net income.

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

The following information presents unaudited pro forma results of operations for the year ended December 31, 2005, as though the NWB Financial Corporation acquisition had occurred on January 1, 2005.  The pro forma results do not necessarily indicate the results that would have been obtained had the acquisition actually occurred on January 1, 2005.

2005
Total interest income and noninterest income	$44,100,000
Net income	$11,774,700

Basic earnings per share	$1.05
Diluted earnings per share	$1.02

Basic shares outstanding	11,190,156
Diluted shares outstanding	11,582,208

3.    Securities Available-for-Sale:

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2007 are as follows:

					Securities in	Securities in
					Continuous	Continuous
					Unrealized	Unrealized
					Loss	Loss
		Gross	Gross	Estimated	Position for	Position For
	Amortized	Unrealized	Unrealized	Fair	Less Than	12 Months
	Cost	Gains	Losses	Value	12 Months	or Longer
Unrealized Loss Positions

Obligations of U.S.
Government agencies	$5,230,307	$-	$22,182	$5,208,125	$248,125	$4,960,000
Obligations of states and
political subdivisions	1,796,731	-	18,524	1,778,207	524,697	1,253,510
Mortgage-backed securities	25,395,460	-	216,418	25,179,042	18,734,936	6,444,106

	$32,422,498	$-	$257,124	$32,165,374	$19,507,758	$12,657,616

Unrealized Gain Positions

Obligations of U.S.
Government agencies	$5,301,762	$31,314	$-	$5,333,076
Obligations of states and
political subdivisions	5,664,248	71,448	-	5,735,696
Mortgage-backed securities	10,640,900	118,422	-	10,759,322

	21,606,910	221,184	-	21,828,094

	$54,029,408	$221,184	$257,124	$53,993,468

At December 31, 2007, there were 49 investment securities in unrealized loss positions.  The decline in value of these securities has resulted from increases in market interest rates subsequent to the purchase of the securities.  The projected average life of the securities portfolio is approximately three years.  Although yields on these securities may be below market rates during that period, no loss of principal is expected.

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2007 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S
Government agencies	$10,532,069	$31,314	$22,182	$10,541,201
Obligation of states and
political subdivisions	7,460,979	71,448	18,524	7,513,903
Mortgage-backed securities	36,036,360	118,422	216,418	35,938,364

	$54,029,408	$221,184	$257,124	$53,993,468

The amortized cost and estimated fair value of securities at December 31, 2007 and 2006 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations.

	2007		2006
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$7,965,107	$7,950,325	$4,476,088	$4,431,025
Due after one year through 5 years	4,764,133	4,803,480	11,739,692	11,543,625
Due after 5 years through 10 years	5,263,809	5,301,299	3,192,889	3,224,696
Due after 10 years	-	-	903,189	897,605
Mortgage-backed securities	36,036,359	35,938,364	18,869,402	18,686,112

	$54,029,408	$53,993,468	$39,181,260	$38,783,063

No securities were sold in 2007 and 2006.  Gross realized losses on the sale of approximately $1,000,000 in available for sale investment securities were $10,674 in 2005.

At December 31, 2007, securities with amortized costs of $12,369,637 (estimated market values of $12,412,394) were pledged to secure certain Treasury and public deposits as required by law.

4.    Loans:

Major classifications of loans at December 31 are as follows:

	2007	2006
Commercial loans	$188,940,072	$169,565,740
Real estate loans	627,140,162	590,854,899
Consumer loans	8,226,159	9,167,936

	824,306,393	769,588,575
Deferred loan origination fees	(1,984,344)	(2,488,600)

	822,322,049	767,099,975
Allowance for loan losses	(8,674,611)	(8,283,843)

	$813,647,438	$758,816,132

Scheduled maturities or repricing, if earlier, of loans at December 31, 2007 are as follows:

Three months or less	$400,614,720
Three months to one year	40,468,854
One year to three years	147,708,094
Three years to five years	166,434,288
Thereafter	69,080,437

$824,306,393

Allowance for Loan Losses:

A summary of activity in the allowance for loan losses is as follows for the periods indicated:

	2007	2006	2005
Balance, beginning of year	$8,283,843	$7,792,125	$5,223,979
Provision charged to income	725,000	600,000	1,100,000
Loans charged against the allowance	(396,614)	(222,802)	(636,267)
Recoveries credited to allowance	62,382	114,520	123,789
Reclassify unfunded loan commitments	-	-	(34,000)
Additional allowance resulting from acquisition	-	-	2,014,624

Balance, end of year	$8,674,611	$8,283,843	$7,792,125

It is management’s opinion that the allowance for loan losses is adequate to absorb known and inherent risks in the loan portfolio.  However, actual results may differ from estimates.

Restructured and other loans considered impaired, net of government guarantees, including all nonaccrual loans, totaled $3,671,733, $495,843, and $675,714 at December 31, 2007, 2006, and 2005, respectively.  The specific valuation allowance for loan losses related to these impaired loans was approximately $160,000, $109,000, and $238,000 at December 31, 2007, 2006, and 2005, respectively.  The average recorded investment in impaired loans was approximately $1,512,000, $637,000, and $1,218,000 in 2007, 2006, and 2005, respectively.  Interest income recognized on impaired loans during 2007, 2006, and 2005 was approximately $226,000, $72,000, and $103,000, respectively.  Additional interest income which would have been realized on nonaccrual and impaired loans if they had remained current and still accruing interest would have been approximately $140,000, $14,000, and $89,000 in 2007, 2006 and 2005, respectively.  There were no loans 90 days contractually past due and continuing to accrue interest as of December 31, 2007, 2006, and 2005, respectively.

A substantial portion of the loan portfolio is collateralized by real estate and is, therefore, susceptible to changes in local market conditions.  However, management believes that the loan portfolio is diversified among industry groups.  At December 31, 2007, outstanding residential construction loans totaled approximately $96,918,000 and represented 11.8% of total outstanding loans.  In addition, at December 31, 2007, unfunded loan commitments for residential construction totaled approximately $46,461,000.  There are no other industry concentrations in excess of 10% of the total loan portfolio.

5.    Loan Participations and Servicing:

In the normal course of business, the Bank has sold portions of loans to other institutions in order to extend the Bank’s lending capacity or to mitigate risk.  The unpaid principal balances of these serviced loans at December 31, 2007 and 2006 were $28,314,818 and $20,515,848, respectively.  These loans are not included in the accompanying consolidated balance sheets.

6.    Property:

The balance of property and accumulated depreciation and amortization at December 31 consists of the following:

	2007	2006
Land	$3,833,651	$3,833,651
Buildings and improvements	17,994,415	15,049,848
Furniture and equipment	9,315,598	8,804,058

	31,143,664	27,687,557
Less accumulated depreciation & amortization	10,267,331	9,096,240

	$20,876,333	$18,591,317

Lease Commitments – The Bank leases certain facilities for office locations under noncancelable operating lease agreements expiring through 2027.  Rent expense related to these leases totaled $653,922, $711,703, and $387,562 in 2007, 2006 and 2005, respectively.

Property Leased to Others – The Bank leases approximately 52% of its Springfield Gateway building to others under noncancelable operating lease agreements extending through 2012.

Future minimum payments required and anticipated lease revenues under these leases are:

		Property
	Lease	Leased
	Commitments	to Others
2008	$848,549	$359,638
2009	817,757	325,615
2010	550,905	317,631
2011	391,737	220,494
2012	220,597	150,590
Thereafter	3,436,059	-

	$6,265,604	$1,373,968

Depreciation expense was $1,384,873, $1,244,134 and $942,426 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Bank capitalized $38,576, $36,853, and $10,110 of interest expense related to property additions during 2007, 2006, and 2005, respectively.

7.    Goodwill and Core Deposit Intangibles:

The following table summarizes the changes in the Company’s goodwill and core deposit intangible asset for the year ended December 31, 2007.
		Core
		Deposit	Total
	Goodwill	Intangible	Intangibles
Balance, December 31, 2005	$22,659,097	$1,542,361	$24,201,458
Adjustment	(353,007)	-	(353,007)
Amortization	-	(222,752)	(222,752)

Balance, December 31, 2006	$22,306,090	$1,319,609	$23,625,699
Sale of Consumer Finance Division loans and offices	(275,552)	-	(275,552)
Amortization	-	(223,232)	(223,232)

Balance, December 31, 2007	$22,030,538	$1,096,377	$23,126,915

The goodwill and core deposit intangible asset additions in 2005 relate primarily to the NWBF acquisition which is more fully described in Note 2.  During the year 2007, the Bank sold the loan portfolio and office locations of its Consumer Finance Division, thus eliminating goodwill recognized on the 2003 purchase of the Coos Bay Consumer Finance office.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not recognize amortization expense related to its goodwill but completes periodic assessments of goodwill impairment.  Impairment, if deemed to exist, would be charged to noninterest expense in the period identified.

Forecasted amortization expense is approximately $223,000 per year from 2007 through 2012 for the core deposit intangible assets acquired during 2005.

8.    Other Assets:

Other assets are comprised of the following for the periods indicated:

	2007	2006
Foreclosed assets	$422,502	$-
Servicing asset	-	45
Deferred taxes	2,207,835	1,652,276
Prepaid expenses and other	1,472,961	1,485,737

	$4,103,298	$3,138,058

9.    Deposits:

Scheduled maturities or repricing of time deposits at December 31 are as follows:

	2007	2006
Less than three months	$37,615,680	$48,690,728
Three months to one year	24,688,515	37,727,414
One to three years	3,526,390	10,269,412
Thereafter	938,039	887,527

	$66,768,624	$97,575,081

10.  Federal Funds Purchased:

The Bank has unsecured federal funds borrowing lines with correspondent banks totaling $118,000,000 at December 31, 2007 of which $5,360,000 was outstanding as of December 31, 2007.  The outstanding balance of these overnight funds was due January 2, 2008 and carried an interest rate of 4.75%.  At December 31, 2006, there was $4,410,000 borrowed against these lines.

The Bank also has a secured federal funds borrowing line with the Federal Reserve Bank totaling approximately $22,000,000 at December 31, 2007.  The Federal Reserve Bank borrowing line is secured through the pledging of approximately $27,500,000 of commercial loans under the Bank’s Borrower-In-Custody program. No balance was outstanding against this line as of December 31, 2007 or December 31, 2006.

11.  Federal Home Loan Bank Borrowings:

The Bank has a borrowing limit with the FHLB equal to 30% of total assets, subject to discounted collateral.  At December 31, 2007, the borrowing line was approximately $284,800,000.  At December 31, 2007, there was $179,500,000 borrowed on this line, including an overnight $46,000,000 Cash Management Advance and $133,500,000 in term advances.  FHLB stock, funds on deposit with FHLB, and loans are pledged as collateral for borrowings from FHLB.  At December 31, 2007, the Bank had pledged approximately $260,000,000 in real estate loans to the FHLB ($205,000,000 in discounted pledged collateral).

Federal Home Loan Bank borrowings by year of maturity and applicable interest rate are summarized as follows as of December 31:

	Rate	2007	2006
Cash Management Advance	4.35%	$46,000,000	$48,000,000
2007	2.91 - 5.48%	-	61,803,763
2008	2.99 - 4.65%	110,500,000	9,500,000
2009	3.78 - 5.33%	8,000,000	6,000,000
2010	4.12 - 5.28%	8,000,000	4,500,000
2011	5.14 - 5.29%	2,500,000	-
2012	5.15 -5.29%	2,500,000
2016	5.05 - 5.05%	2,000,000	2,000,000

		$179,500,000	$131,803,763

12.  Junior Subordinated Debentures:

In connection with the November 2005 acquisition of NWB Financial Corporation,, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Pacific Continental Corporation Capital Trust (the “Trust”), which issued $8,248,000 of guaranteed undivided beneficial interests in the Pacific Continental’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”).  These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.  All of the common securities of the Trust are owned by Pacific Continental.  The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8,248,000 of junior subordinated debentures of the Company.  The debentures which represent the sole asset of the Trust accrue and pay distributions quarterly at a fixed rate of 6.265% per annum of the stated liquidation value of $1,000 per capital security.

Pacific Continental has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (1) accrued and unpaid distributions required to be paid on the Trust Preferred Securities, (2) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust, and (3) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of the Trust.  The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on January 7, 2036, or upon earlier redemption as provided in the indenture.  Pacific Continental has the right to redeem the debentures purchased by the Trust in whole or in part, on or after, January, 7, 2011.  As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued interest.  For the years ended December 31, 2007, 2006 and 2005, the Company recognized net interest expense of $508,000, $510,000 and $48,000, respectively, related to the Trust Preferred Securities.

In accordance with provision of FIN 46R, the Trust has not been consolidated in these financial statements.  As a result, the junior subordinated debentures, totaling $8,248,000, are reflected on the Company’s consolidated balance sheet at December 31, 2007, under the caption, “Junior Subordinated Debentures”.  The Company’s $248,000 investment in the Trust is recorded in “Other Assets” in its consolidated balance sheet at December 31, 2007.

13.  Income Taxes:

The provision for income taxes for the years ended December 31 consists of the following:

	2007	2006	2005
Currently payable:
Federal	$7,608,000	$7,626,000	$4,862,000
State	556,000	835,000	615,000

	8,164,000	8,461,000	5,477,000

Deferred:
Federal	(288,000)	(905,000)	29,000
State	(46,000)	(144,000)	4,000

	(334,000)	(1,049,000)	33,000

Total provision for income taxes	$7,830,000	$7,412,000	$5,510,000

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate.  The nature of the differences for the years ended December 31 was as follows:

	2007		2006		2005
Expected federal income
tax provision	$7,268,000	35.00%	$7,023,000	35.00%	$5,130,000	34.00%
State income tax, net of
federal income tax effect	733,000	3.53%	726,000	3.62%	402,000	2.66%
Municipal securities tax benefit	(47,000)	-0.23%	(42,000)	-0.21%	(32,000)	-0.21%
Equity-based compensation	199,000	0.96%	184,000	0.92%	-
Benefit of purchased tax credits	(395,000)	-1.90%	(231,000)	-1.15%	(42,000)	-0.28%
Deferred tax rate adjustments
and other	72,000	0.35%	(248,000)	-1.24%	52,000	0.35%

Provision for income taxes	$7,830,000	37.71%	$7,412,000	36.94%	$5,510,000	36.52%

The tax benefit associated with stock option plans reduced taxes payable by $301,000, $803,000 and $324,000 at December 31, 2007, 2006 and 2005, respectively.  Such benefit is credited to additional paid-in capital.

The components of deferred tax assets and liabilities at December 31 are as follows:

	2007	2006	2005
Assets:
Allowance for loan losses	$3,052,031	$2,810,785	$2,027,720
Basis adjustments on loans	141,211	200,390	47,579
Reserve for self-funded insurance	103,989	70,216	71,568
Oregon purchased tax credits	1,247,896	886,992	104,131
Nonqualified stock options	58,908	37,326	-
Net unrealized losses on securities	13,787	152,748	223,496
Other	-	-	-

Total deferred tax assets	4,617,822	4,158,457	2,474,494

Liabilities:
Federal Home Loan Bank stock dividends	582,580	597,483	579,329
Excess tax over book depreciation	393,594	329,944	339,222
Prepaid expenses	179,274	179,226	127,070
NWBF acquisition adjustments	438,881	571,965	587,439
Other, principally loan orig. costs and deferred fees	815,659	827,563	950,433

Total deferred tax liabilities	2,409,988	2,506,181	2,583,493

Net deferred tax assets/(liabilities)	$2,207,834	$1,652,276	$(108,999)

The Company has unused purchased energy tax credits of $1,247,896 as of December 31, 2007.  These tax credits are expected to provide state income tax benefits of $470,110, $327,920, $307,093 and $142,191 in the years 2008, 2009, 2010, and 2011 respectively.  Based on the Company's historical performance, these energy tax credits will be realized in the normal course of operations and, accordingly, Management has not reduced these deferred tax assets by a valuation allowance.  Management also believes that all other net deferred tax assets will be recognized in the normal course of operations and, accordingly, they have not be reduced by a valuation allowance.

The Company adopted the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48) on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no liability for unrecognized tax benefits.  The Company files tax returns with the Internal Revenue Service and the Oregon Department of Revenue.  Tax returns for years subsequent to 2003 remain open to examination by these taxing jurisdictions.  The Company’s policy with respect to interest and penalties ensuing from income tax settlements is to recognize them as noninterest expense.

14.  Retirement Plan:

The Bank has a 401(k) profit sharing plan covering substantially all employees.  The plan provides for employee and employer contributions.  The total plan expenses, including employer contributions, were $783,796, $747,748 and $532,251 in 2007, 2006 and 2005, respectively.

15.  Stock Option Plans:

Pursuant to the approval of the 2006 Stock Option and Equity Compensation Plan (the “2006 SOEC Plan”) at the annual shareholders’ meeting in April 2006, incentive stock options, nonqualified stock options, restricted stock, restricted stock units, or stock appreciation rights may be awarded to attract and retain the best available personnel for positions of responsibility with the corporation and its subsidiaries.  Upon adoption of the 2006 SOEC Plan, the Company’s 1999 Employees’ Stock Option Plan (“1999 ESOP Plan”) and the Directors’ Stock Option Plan (“1999 DSOP Plan”) were cancelled and no longer available for future grants.  The exercise price for shares of common stock subject to an option under the SOEC Plan shall not be less than 100% of the fair market value of a share of common stock as of the date of grant of the option; provided, however, that in the case of an incentive stock option granted to an employee who immediately before the grant of such incentive stock option is a shareholder-employee, the incentive stock option exercise price shall be at least 110% of the fair value of the common stock as of the date of grant of the incentive stock option. The Compensation Committee of the Board of Directors may impose any terms or conditions on the vesting of an award that it determines to be appropriate.  For the year ended December 31, 2007, the Company issued 71,446 incentive stock options, with a fair value of $4.45 per unit, to selected employees.

Pursuant to the Company’s 2006 SOEC Plan, stock appreciation rights (SARs) may be granted to employees.  The stock appreciation rights may be settled in cash or cash and common stock as determined at the date of issuance.  The Compensation Committee or the Board of Directors determines vesting provisions when awards are granted, and the awards granted generally vest over three or four years and have a maximum life of ten years.  SARs settled in stock are recognized as equity-based awards while SARs settled in cash are recognized on the balance sheet as liability-based awards, both of which are granted at the fair market value of our common stock at the grant date.  The grant-date fair value of the liability based awards vesting in the current period, along with the change in fair value of the awards during the period, are recognized as compensation expense and as an adjustment to the recorded liability.  For the year ended December 31, 2007, the Company issued 152,142 SARs, with a fair value of $4.45 per unit, of which 66,356 are to be settled in cash and 85,786 are to be settled in stock.  The conversion of SARs, to be settled in stock, is estimated to be one share of common stock for every 4.89 SARs.  Therefore, 17,543 shares of common stock are expected to be issued if all 85,786 SARs are settled.

Also, pursuant to the Company’s 2006 SOEC Plan, non-qualified options awards have been granted to directors.  Stock options have been granted at exercise prices of not less than 100% of the fair market value of our common stock at the grant date.  The maximum life of options granted under this plan is ten years from the grant date.  The Company issued 21,120 nonqualified stock options, with a fair value of $2.65 per option, during the third quarter 2006.  For the year ended December 31, 2007, the Company issued 17,292 nonqualified stock options, with a fair value of $3.09 per option.

The following tables identify the compensation expenses and tax benefits received by the Company according to the compensation plans and awards described above for the years 2007 and 2006:

	2007		2006
	Comp. Exp.	Tax Benefit	Comp. Exp.	Tax Benefit
1999 ESOP Plan	$282,434	$-	$425,920	$-
1999 DSOP Plan	6,559	2,516	61,017	23,406
2006 SOEC - ISOs	108,150	-	19,609	-
2006 SOEC - SARS stock	127,849	49,043	23,834	9,143
2006 SOEC - SARS cash	26,003	9,975	23,328	8,949
2006 SOEC - DSOs	26,204	10,052	4,599	1,764
Total	$577,199	$71,586	$558,307	$43,262

Stock Options –
The following table provides the weighted-average fair values for stock options, exclusive of the options issued as a result of the NWBF acquisition, granted during the last three years.  These values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Year Ended December 31,
	2007	2006	2005
Expected life in years (1)	5.61	5.26	4.00
Volatility (1)	17.87%	17.97	19.20
Interest Rate (2)	4.81%	4.70%	4.22%
Yield Rate (3)	1.58%	1.77%	1.77%

Average Fair-Value	$4.18	$3.78	$2.90

(1)	Volatility is based on historical experience over a period equivalent to the expected life in years.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
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

A summary of stock option activity adjusted for all stock dividends and splits for all Company plans during the current fiscal year is presented below:

Total Stock Options	Shares	Average Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	841,536	$11.68
Granted	88,738	18.39
Exercised	(223,301)	8.68
Forfeited or expired	(9,338)	14.11
Outstanding at December 31, 2007	697,635	$13.46	3.49	$777,826

Exercisable at December 31, 2007	464,316	$11.93	2.30	$770,103

Nonvested Options	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006	311,420	$2.88
Granted	88,738	4.18
Vested	(157,501)	2.73
Forfeited or expired	(9,338)	2.74
Outstanding at December 31, 2007	233,319	$3.48

A summary of value received by employees and directors exercising stock options over the last three years is presented below:

	Year Ended December 31
	2007	2006	2005
Total intrinsic value of
stock options exercised	$1,206,281	$2,883,349	$1,572,657

Stock Appreciation Rights -
The following table provides the weighted-average fair values for stock appreciation rights (SARs) to be settled in stock.  These are considered to be equity-based awards.  No activity was recognized for the year ended 2005. The values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Year Ended December 31,
	2007	2006
Expected life in years (1)	6.00	6.00
Volatility (1)	18.68%	19.51%
Interest Rate (2)	4.81%	4.72%
Yield Rate (3)	1.58%	1.78%

Average Fair-Value	$4.45	$4.27

(1)	Volatility is based on historical experience over a period equivalent to the expected life in years.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
(3)
The Company has paid cash dividends on common stock since 1985.  Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date.

A summary of SAR – stock awards activity adjusted for all stock dividends during the current fiscal year is presented below:

Total SAR - Stock Awards	Awards	Average Price Per Award	Weighted-Average Remaining Contractual Life
Outstanding at December 31, 2006	74,646	$16.34
Granted	85,786	18.39
Exercised	-	-
Forfeited or expired	(5,614)	17.39
Outstanding at December 31, 2007	154,817	$17.44	8.94

Exercisable at September 30, 2007	17,980	$16.34	8.94

Nonvested SAR - Stock Awards	Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006	74,646	$3.88
Granted	85,786	4.45
Vested	(17,980)	3.88
Forfeited or expired	(5,614)	4.17
Outstanding at December 31, 2007	136,838	$4.22

A summary of SAR – cash awards activity during the current fiscal year is presented below:

Total SAR - Cash Awards	Shares	Average Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding at December 31, 2006	60,313	$16.34
Granted	66,356	18.39
Exercised	-	-
Forfeited or expired	(10,700)	17.40
Outstanding at December 31, 2007	115,969	$17.41	8.93

Exercisable at December 31, 2007	13,791	$16.34	8.93

Nonvested SAR - Cash Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006	60,313	3.88
Granted	66,356	4.45
Vested	(13,791)	3.88
Forfeited or expired	(10,700)	3.88
Outstanding at December 31, 2007	102,178	$4.22

For any future grants, as required by SFAS 123R, the Company will estimate the impact of forfeitures based  on our historical experience with previously granted stock options, and consider the impact of the forfeitures when determining the amount of expense to record for both stock and cash settled SARs.

At December 31, 2007, the Company has estimated unrecognized compensation expense of approximately $580,000, $390,000, and $128,000 for unvested stock options, SAR – stock awards and SAR – cash awards, respectively.  These amounts are based on a forfeiture rate assumption of 20% for all awards granted to employees.  The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested stock options, SAR – stock awards and SAR – cash awards is approximately 2.6, 3.2 and 3.2 years, respectively.

16.  Transactions with Related Parties:

The Bank has granted loans to officers and directors and to companies with which they are associated.  Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties.  Activity with respect to these loans during the year ended December 31 was as follows:

	2007	2006
Balance, beginning of year	$2,241,194	$771,001

Additions or renewals	249,373	1,696,178
Amounts collected	(1,028,895)	(225,985)

Balance, end of year	$1,461,672	$2,241,194

In addition, there were $733,313 in commitments to extend credit to directors and officers at December 31, 2007, which are included among loan commitments, disclosed Note 17.

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

Off-balance-sheet instruments at December 31 consist of the following:

	2007	2006
Commitments to extend credit (principally
variable rate)	$279,655,000	$196,033,000
Letters of credit and financial guarantees written	2,449,000	6,720,000

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

The estimated fair values of the financial instruments at December 31 are as follows:

	2007		2006
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$26,076,692	$26,076,692	$32,777,983	$32,777,983
Securities	53,993,468	53,993,468	38,783,063	38,783,063
Loans held for sale	-	-	2,140,417	2,140,417
Loans, net of allowance
for loan losses	813,647,438	809,910,211	758,816,132	748,030,182
Interest receivable	3,652,259	3,652,259	3,998,139	3,998,139
Federal Home Loan
Bank stock	3,794,900	3,794,900	3,479,900	3,479,900

Financial liabilities:
Deposits	644,423,911	644,293,425	641,272,024	640,583,922
Federal funds purchased	5,360,000	5,360,000	4,410,000	4,410,000
Federal Home Loan
Bank borrowings	179,500,000	179,819,000	131,803,763	131,049,652
Junior subordinated debentures	8,248,000	7,758,000	8,248,000	8,152,162
Accrued interest payable	324,016	324,016	551,976	551,976

Cash and Cash Equivalents – The carrying amount approximates fair value.

Securities and Federal Home Loan Bank stock – Fair value is based on quoted market prices.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  FHLB stock is valued based on the most recent redemption price.

Loans Held for Sale – Fair value represents the anticipated proceeds from the sale of related loans.

Loans – For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values.  Fair value of fixed-rate loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Interest receivable and payable – The carrying amounts of accrued interest receivable and payable approximate their fair value.

Deposits – Fair value of demand, interest-bearing demand and savings deposits is the amount payable on demand at the reporting date.  Fair value of time deposits is estimated using the interest rates currently offered for deposits of similar remaining maturities.

Federal Funds Purchased – The carrying amount is a reasonable estimate of fair value because of the short-term nature of these borrowings.

Federal Home Loan Bank Borrowings – Fair value of Federal Home Loan Bank borrowings is estimated by discounting future cash flows at rates currently available for debt with similar terms and remaining maturities.

Junior Subordinated Debentures – Fair value of Junior Subordinated Debentures is estimated by discounting future cash flows at rates currently available for debt with similar terms and remaining maturities.

Off-Balance-Sheet Financial Instruments – The carrying amount and fair value are based on fees charged for similar commitments and are not material.

19.  Commitments and Legal Contingencies:

The Company has entered into employment agreements with two key executive officers.  The employment agreements provide for minimum aggregate annual base salaries of $550,000, plus performance adjustments, life insurance coverage, and other perquisites commonly found in such agreements.  The two employment agreements expire in 2010 unless extended or terminated earlier.

Various legal claims arise from time to time in the normal course of business.  Based upon analysis of management, in consultation with the Company’s legal counsel, there are no current legal matters which are expected to have a material effect on the Company’s consolidated financial statements.

20.  Regulatory Matters:

The Company and the Bank are subject to the regulations of certain federal and state agencies and receive periodic examinations by those regulatory authorities.  In addition, they are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to leverage assets.  Management believes, as of December 31, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2007 and according to FDIC guidelines, the Bank is considered to be well capitalized.  To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are presented in the table (the Company’s capital ratios do not differ significantly from those of the Bank).

					To Be Well
					Capitalized Under
	Actual		For Capital Adequacy Purposes		Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total capital (to risk
weighted assets)	$101,065,000	10.96%	$73,780,160	8%	$92,225,200	10%
Tier I capital (to risk
weighted assets)	92,194,000	10.00%	36,890,080	4%	55,335,120	6%
Tier I capital (to leverage
assets)	92,194,000	10.11%	36,491,440	4%	45,614,300	5%

As of December 31, 2006:
Total capital (to risk
weighted assets)	$88,493,000	10.98%	$64,471,280	8%	$80,589,100	10%
Tier I capital (to risk
weighted assets)	80,058,000	9.93%	32,235,640	4%	48,353,460	6%
Tier I capital (to leverage
assets)	80,058,000	9.56%	33,503,480	4%	41,879,350	5%

21.  Parent Company Financial Information:

Financial information for Pacific Continental Corporation (Parent Company only) is presented below:

BALANCE SHEETS
December 31

	2007	2006
Assets:
Cash deposited with the Bank	$336,821	$414,565
Prepaid expenses	4,442	4,324
Deferred income taxes	-	-
Equity in Trust	248,000	248,000
Investment in the Bank, at cost plus equity
in earnings	115,299,800	103,439,335

	$115,889,063	$104,106,224

Liabilities and stockholders' equity:
Liabilities	$132,055	$123,443
Junior subordinated debentures	8,248,000	8,248,000
Stockholders' equity	107,509,008	95,734,781

	$115,889,063	$104,106,224

STATEMENTS OF INCOME
For the Periods Ended December 31

	2007	2006	2005
Income:
Cash dividends from the Bank	$2,610,000	$-	$2,495,000

	2,610,000	-	2,495,000

Expenses:
Interest expense	508,420	509,699	48,117
Investor relations	52,335	84,760	86,381
Legal, registration expense, and other	74,372	80,114	55,009
Personnel costs paid to Bank	109,148	95,327	267,698

	744,275	769,900	457,205

Income (loss) before income tax (expense) benefit
and equity in undistributed
earnings of the Bank	1,865,725	(769,900)	2,037,795

Income tax (expense) benefit	(708,976)	292,562	(774,362)
Equity in undistributed earnings of the Bank	11,777,900	13,131,856	8,314,866

Net income	$12,934,649	$12,654,518	$9,578,299

STATEMENTS OF CASH FLOWS
For the Periods Ended December 31

	2007	2006	2005
Cash flows from operating activities:
Net income	$12,934,649	$12,654,518	$9,578,299
Adjustments to reconcile net income
to net cash provided by operating
activities:
Equity in undistributed earnings of	(11,777,900)	(13,131,856)	(8,314,866)
the Bank
Other, net	(1,608,714)	65,901	619,790

Net cash provided by operating activities	(451,965)	(411,437)	1,883,223

Cash flows from investing activities:
Dividend received from bank subsidiary	2,610,000	-	2,495,000
Cash paid to shareholders of NWBF	-	-	(2,467,051)
Investment in subsidiary	-	-	(8,000,000)
Investment in Trust	-	-	(248,000)

Net cash used in investing activities	2,610,000	-	(8,220,051)

Cash flows from financing activities:
Proceeds from stock options exercised	1,938,836	3,546,887	1,039,033
Dividends paid	(4,174,615)	(3,381,220)	(2,555,777)
Issuance of trust preferreds	-	-	8,248,000

Net cash provided (used in) financing activities	(2,235,779)	165,667	6,731,256

Net (decrease) increase in cash	(77,744)	(245,770)	394,428

Cash, beginning of period	414,565	660,335	265,907

Cash, end of period	$336,821	$414,565	$660,335

ITEM 9                 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934.  Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and timely reported as provided in the SEC rules and forms.  As a result of this evaluation, there were no significant changes in our internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The management of Pacific Continental Corporation has assessed the effectiveness of its internal control over financial reporting at December 31, 2007.  To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company believes that as of December 31, 2007, the internal control system over financial reporting met those criteria.

The Company’s independent auditors, Moss Adams, L.L.P., have issued an attestation report on the Company’s internal control over financial reporting.  The attestation report can be found on pages 35 and 36 of this document.

ITEM 9b.     Other Information

On November 9, 2007, the Board of Directors of the Company approved replacement employment agreements for Hal Brown, the Company’s Chief Executive Officer and Roger Busse, the Company’s President and Chief Operating Officer.  Mr. Brown is also a director of the Company.  The terms of the agreements are for a three-year term, however, the Board considers annually extending the agreement by an additional year, thereby reestablishing a new three-year term.

Hal Brown.  The new Agreement extends the original expiration date to April 30, 2010 and establishes a base salary of $290,000, with a cash bonus opportunity.  In the event Mr. Brown terminates his employment before the term ends for “good reason” or his employment is terminated by the Company or the Bank "without cause,” Mr. Brown will be entitled to receive compensation (including any bonus earned) and benefits in the amounts that he would have received had he been employed, including any employer 401(k) payments made by the Company, for a period of 12 months from the date of termination, and all unvested equity awards will become immediately vested upon termination. In addition, the Agreement provides for severance payments in the event employment is terminated (i) voluntarily (for good reason) or involuntarily (without cause) within one year after a change in control (as defined); or (ii) involuntarily (without cause) or voluntarily (for good reason) within one year prior to the occurrence of the Company entering into an agreement for a change of control. In either event, executive will be eligible to receive a lump sum payment equal to a multiple of two and one half times the executive’s “potential annual compensation,” less the amount of any Termination Payments (as defined), the continuation of certain benefits, including portions of medical and dental premiums for a period of the later of one year or upon closing of a change in control, and the immediate vesting of all unvested equity awards upon closing of the change in control or termination. In the event of voluntary termination without good reason, death, or disability that results in his inability to perform his duties, Mr. Brown will receive all compensation and benefits earned and expenses reimbursable through the date of his termination. Payments made under Mr. Brown’s agreement are limited to the provisions of Section 280G(b)(2)(A) of the Internal Revenue Code.

The agreement also precludes Mr. Brown from directly or indirectly soliciting any employee or client of the Bank or the Company, that would result in the employee terminating his or her employment or the client terminating his or her relationship with the Bank or the Company for a period of two years

Roger Busse.  The terms of Mr. Busse’s Agreement are essentially identical to those of Mr. Brown’s employment agreement.  The Agreement promises severance benefits and change in control severance benefits on the same terms and calculated in the same manner as Mr. Brown’s, except that in the event of a change in control, he will be eligible to receive a lump sum payment equal to a multiple of two times his “potential annual compensation.”  The Compensation Committee set Mr. Busse’s base salary at $260,000.

Mr. Busse’s employment agreement includes a prohibition from soliciting employees or clients of the Bank or the Company identical to the prohibition in Mr. Brown’s agreement, and limits payments made under his agreement to the provisions of Section 280G(b)(2)(A) of the Internal Revenue Code.

PART III

ITEM 10                           Directors and Executive Officers of the Company

The information regarding “Directors and Executive Officers of the Registrant” of the Company is incorporated by reference from the sections entitled “ELECTION OF DIRECTORS—Nominees for Director and Continuing Directors,” “MANAGEMENT” and “COMPLIANCE WITH SECTION 16(a) FILING REQUIREMENTS” of the Company’s 2008 Annual Meeting Proxy Statement (the “Proxy Statement”).

In September of 2003, consistent with the requirements of The Sarbanes-Oxley Act, the Company adopted a Code of Ethics applicable to senior financial officers including the principal executive officer.  There have been no changes in the Code of Ethics since that time.  The Code of Ethics is filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year-end December 31, 2007.  The Code of Ethics can also be accessed electronically by visiting the Company’s website at www.therightbank.com.

Information regarding the Company’s Audit Committee financial expert appears under the section entitled “INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES – Certain Committees of the Board of Directors” in the Company’s Proxy Statement and is incorporated by reference.

ITEM 11                           Executive Compensation

The information regarding “Executive Compensation” is incorporated by reference from the sections entitled “COMPENSATION DISCUSSION AND ANALYSIS,” “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” of the Proxy Statement.

ITEM 12                           Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information regarding “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference from the section entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of the Proxy Statement.

ITEM 13                           Certain Relationships and Related Transactions and Director Independence

The information regarding “Certain Relationships and Related Transactions” is incorporated by reference from the section entitled “TRANSACTIONS WITH MANAGEMENT” of the Proxy Statement.

ITEM 14                           Principal Accountant Fees and Services

For information concerning principal accountant fees and services as well as related pre-approval policies, see “AUDITORS – Fees Paid to Independent Accountants” in the Company’s Proxy Statement, which is incorporated by reference.

ITEM 15     Exhibits and Financial Statement Schedules

(a)(1) See Index to Consolidated Financial Statements filed under item 8 of this report.

All other schedules to the financial statements required by Regulation S-X are omitted because they are not applicable, not material, or because the information is included in the financial statements or related notes.

(a)(2)                     Exhibit Index

Exhibit
3.1	Amended Articles of Incorporation (1)
3.2	Amended and Restated Bylaws
10.1	1999 Employee Stock Option Plan (2)
10.2	1999 Director’s Stock Option Plan (2)
10.3	2006 Stock Option and Equity Compensation Plan (3)
10.4	Form of Restricted Stock Award Agreement (3)
10.5	Form of Stock Option Award Agreement (3)
10.6	Form of Restricted Stock Unit Agreement (3)
10.7	Form of Stock Appreciation Rights Agreement (3)
10.8	Change of Control/Salary Continuation Agreement for Michael Reynolds (4)
10.9	Change of Control /Salary Continuation Agreement for Daniel Hempy (4)
10.10	Change of Control/ Salary Continuation Agreement for Basant Singh (5)
10.9	Executive Employment Agreement for Roger Busse
10.10	Executive Employment Agreement for Hal Brown
10.11	NWB Financial Corporation Employee Stock Option Plan (6)
10.12	NWB Financial Corporation Director Stock Option Plan (6)
10.13	Director Fee Schedule, Effective January 1, 2008
10.14	Director Stock Trading Plan
14	Code of Ethics for Senior Financial Officers and
Principal Executive Officer
23.1	Accountants Consent of Moss Adams L.L.P.
31.1	302 Certification, Hal Brown, President and Chief Executive Officer
31.2	302 Certification, Michael A. Reynolds, Executive Vice President and
Chief Financial Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on 10-Q for the Quarter ended June 30, 2007.

(2)	Incorporated by reference to Exhibits 99.1 – 99.4 of the Company’s S-8 Registration Statement on S-4 (File No. 333-109501).

(3)	Incorporated by reference to Exhibits 99.1 – 99.5 of the Company’s S-8 Registration Statement (File No. 333-134702).

(4)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s Quarterly Report on 10-Q for the Quarter ended March 31, 2005.

(5)	Incorporated by reference to Exhibit 10.10 of the Registration Statement on S-4 (File No. 333-128968).

(6)	Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s S-8 Registration Statement (File No. 333-130886).

(a)(3)	Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on March 14, 2008.

PACIFIC CONTINENTAL CORPORATION
(Company)

By:     /s/ Hal M. Brown
Hal Brown
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 14th day of March, 2008.

Principal Executive Officer

By  /s/  Hal M. Brown         Chief Executive Officer
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 14, 2008	/s/ Hal Brown
Hal Brown, Chief Executive Officer

CERTIFICATION

I, Michael A. Reynolds, certify that:
1.	I have reviewed this Form 10-K of Pacific Continental Corporation;

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

Date:  March 14, 2008                                                                                                  /s/ Michael A. Reynolds
                                                                                        Michael A. Reynolds, Executive Vice President & CFO

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacific Continental Corporation  (the “Company”) on Form 10-K for the period ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Hal M. Brown, Chief Executive Officer, and Michael A. Reynolds, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated:  March 14, 2008