Form 10-Q
period 2008-03-31
PACIFIC CONTINENTAL CORP
filed 2008-05-07
CIK 1084717

As Filed with the Securities & Exchange Commission on May 7, 2008

SECURITIES & EXCHANGE COMMISSION

FORM 10-Q

[ X ]                      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X      No  __

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Act.
(Check one).
Large accelerated filer   __                                                                Accelerated filer   X                                               Non-accelerated filer  __
Smaller Reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act     Yes  __                   No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock outstanding as of April 30, 2008:                                                                                                   11,955,289

PACIFIC CONTINENTAL CORPORATION
FORM 10-Q
QUARTERLY REPORT
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Consolidated Income Statements (unaudited):	3
	Quarter ended March 31, 2008 and March 31, 2007

	Consolidated Statements of Comprehensive Income (unaudited):	4
	Quarter ended March 31, 2008 and March 31, 2007

	Consolidated Balance Sheets (unaudited):	5
	March 31, 2008, December 31, 2007 and March 31, 2007

	Consolidated Statements of Cash Flows (unaudited):	6
	Quarter ended March 31, 2008 and March 31, 2007

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial	14
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures on Market Risk	26

Item 4.	Controls and Procedures	26

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	none

Item 1a.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	none

Item 3.	Defaults Upon Senior Securities	none

Item 4.	Submission of Matters to a Vote of Security Holders	none

Item 5.	Other Information	none

Item 6.	Exhibits	27

SIGNATURES		28

CONSOLIDATED INCOME STATEMENTS
Amounts in $ 000’s, Except for Per Share Data
(Unaudited)

	Quarter ended	Quarter ended
	March 31,	March 31,
	2008	2007
Interest and dividend income
Loans	$15,701	$16,207
Securities	732	419
Dividends on Federal Home Loan Bank stock	63	3
Federal funds sold	10	18
	16,506	16,647

Interest expense
Deposits	2,964	4,622
Federal Home Loan Bank & Federal Reserve borrowings	1,575	1,535
Trust preferred securities	121	125
Federal funds purchased	230	47
	4,890	6,329

Net interest income	11,616	10,318

Provision for loan losses	575	200
Net interest income after provision for loan losses	11,041	10,118

Noninterest income
Service charges on deposit accounts	394	335
Other fee income, principally bankcard	428	368
Loan servicing fees	26	24
Mortgage banking income and gains
on loan sales	93	108
Other noninterest income	76	113
	1,017	948

Noninterest expense
Salaries and employee benefits	4,351	4,015
Premises and equipment	1,003	758
Bankcard processing	135	123
Business development	324	311
Other noninterest expense	1,354	1,151
	7,167	6,358

Income before provision for income taxes	4,891	4,708
Provision for income taxes	1,812	1,713

Net income	$3,079	$2,995

Earnings per share
Basic	$0.26	$0.25
Diluted	$0.26	$0.25

Weighted average shares outstanding
Basic	11,940	11,761

Common stock equivalents
attributable to stock-based awards	66	206
Diluted	12,006	11,967

See accompanying notes.

(1) All outstanding share and per share data for first quarter 2007 has been retroactively adjusted to reflect the 10% stock dividend distributed in June 2007.

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in $ 000’s
(Unaudited)

	Quarter ended	Quarter ended
	March 31,	March 31,
	2008	2007

Net income	$3,079	$2,995

Other comprehensive income:
Unrealized gains arising during the period	46	62

Income tax expense	(18)	(24)
Net unrealized gains on securities
available for sale	28	38
Comprehensive Income	$3,107	$3,033

See accompanying notes.

CONSOLIDATED BALANCE SHEET
Amounts in $ 000’s
(Unaudited)

	Mar. 31,	Dec. 31,	Mar. 31,
	2008	2007	2007
ASSETS
Cash and due from banks	$22,438	$23,809	$19,557
Interest-bearing deposits with banks	212	410	408
Federal funds sold	699	1,857	82
Total cash and cash equivalents	23,349	26,076	20,047

Securities available-for-sale	56,617	53,994	37,313
Loans held for sale	412	-	-
Loans, less allowance for loan losses	855,670	813,648	779,425
Interest receivable	3,972	3,652	3,876
Federal Home Loan Bank stock	8,284	3,795	3,480
Property, net of accumulated depreciation	20,957	20,876	18,448
Goodwill and other intangible assets	23,071	23,127	23,570
Other assets	4,803	4,103	3,163

Total assets	$997,135	$949,271	$889,322

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-bearing demand	$177,151	$175,941	$169,779
Savings and interest-bearing checking	391,596	401,714	370,396
Time $100,000 and over	48,822	31,856	47,608
Other time	22,749	34,913	49,872
Total deposits	640,318	644,424	637,655

Federal funds purchased	50,000	5,360	13,335
Federal Home Loan Bank borrowings	185,000	179,500	127,179
Junior subordinated debenture	8,248	8,248	8,248
Accrued interest and other payables	3,895	4,230	4,008
Total liabilities	887,461	841,762	790,425

Stockholders' equity
Common stock, 225,000,000 shares authorized
issued & outstanding: 11,952,712 in March 2008,
11,934,866 in December 2007, and
10,723,950 in March 2007	61,299	77,909	59,347
Retained earnings	48,369	29,622	39,756
Accumulated other comprehensive loss	6	(22)	(206)
	109,674	107,509	98,897

Total liabilities and stockholders’ equity	$997,135	$949,271	$889,322

See accompanying notes.

 CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in $ 000’s
(Unaudited)

	Quarter ended	Quarter ended
	March 31,	March 31,
	2008	2007

Net cash provided by operating activities	$2,705	$6,040

Cash flows from investing activities
Proceeds from sales and maturities of investment securities	6,499	1,551
Purchase of available for sale investment securities	(9,021)	-
Loans made net of principal collections received	(42,859)	(20,732)
Purchase of loans	(80)	(40)
Purchase of property	(440)	(174)
Purchase of FHLB stock	(4,489)	-

Net cash provided by investing activities	(50,390)	(19,395)

Cash flow from financing activities
Change in deposits	(4,106)	(3,617)
Change in federal funds purchased and
FHLB short-term borrowings	(1,360)	(75)
Proceeds from FHLB term advances	673,925	166,500
FHLB term advances paid-off	(622,425)	(162,125)
Proceeds from stock options exercised	118	807
Excess tax benefit of stock options exercised	-	98
Dividends paid	(1,195)	(964)

Net cash provided by financing activities	44,957	624

Net decrease in cash and cash equivalents	(2,728)	(12,731)

Cash and cash equivalents, beginning of period	26,077	32,778

Cash and cash equivalents, end of period	$23,349	$20,047

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A complete set of Notes to Consolidated Financial Statements is a part of the Company’s 2007 Form 10-K filed March 14, 2008.  The notes below are included due to material changes in the financial statements or to provide the reader with additional information not otherwise available.  All numbers in the following notes are expressed in thousands, except per share data.  All outstanding share and per share data for first quarter 2007 has been retroactively adjusted to reflect the 10% stock dividend distributed in June 2007.

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

The balance sheet data as of December 31, 2007 was derived from audited financial statements, but does not include all disclosures contained in the Company’s 2007 Form 10-K.  The interim consolidated financial statements should be read in conjunction with the December 31, 2007 consolidated financial statements, including the notes thereto, included in the Company’s 2007 Form 10-K.

2. Stock Option Plans

Pursuant to the approval of the 2006 Stock Option and Equity Compensation Plan (the “2006 SOEC Plan”) at the annual shareholders’ meeting in April 2006, incentive stock options, nonqualified stock options, restricted stock, restricted stock units, or stock appreciation rights may be awarded to attract and retain the best available personnel for positions of responsibility with the Company and its subsidiaries.  Upon adoption of the 2006 SOEC Plan, the Company’s 1999 Employees’ Stock Option Plan (“1999 ESOP Plan”) and the Directors’ Stock Option Plan (“1999 DSOP Plan”) were cancelled and no longer available for future grants.  The exercise price for shares of common stock subject to an option under the 2006 SOEC Plan shall not be less than 100% of the fair market value of a share of common stock as of the date of grant of the option; provided, however, that in the case of an incentive stock option granted to an employee who immediately before the grant of such incentive stock option is a shareholder-employee, the incentive stock option exercise price shall be at least 110% of the fair value of the common stock as of the date of grant of the incentive stock option. The Compensation Committee of the Board of Directors may impose any terms or conditions on the vesting of an award that it determines to be appropriate.  For the quarter ended March 31, 2008, the Company issued 92 incentive stock options, with a fair value of $2.59 per unit, to selected employees.

Pursuant to the Company’s 2006 SOEC Plan, stock appreciation rights (SARs) may be granted to employees.  The stock appreciation rights may be settled in cash or cash and common stock as determined at the date of issuance.  The Compensation Committee of the Board of Directors determines vesting provisions when awards are granted, and the awards granted generally vest over three or four years and have a maximum life of ten years.  SARs settled in stock are recognized as equity-based awards while SARs settled in cash are recognized on the balance sheet as liability-based awards, both of which are granted at the fair market value of our common stock at the grant date.  The grant-date fair value of the liability based awards vesting in the current period, along with the change in fair value of the awards during the period, are recognized as compensation expense and as an adjustment to the recorded liability.  For the quarter ended March 31, 2008, the Company issued 214 SARs, of which 92 have a fair value of $1.85 and are to be settled in cash and 121 have a fair value of $2.17 and are to be settled in stock.

Also, pursuant to the Company’s 2006 SOEC Plan, non-qualified options and restricted stock awards may be granted to directors.  Stock options may be granted at exercise prices of not less than 100% of the fair market value of our common stock at the grant date.  Restricted stock awards may be granted at the fair market value on the date of the grant.  The maximum life of options granted under this plan is ten years from the grant date.  For the quarter ended March 31, 2008, the Company issued 4 restricted stock awards to its Directors, with a fair value of $14.44 per share, the closing share price on the date of the grant.

The following tables identify the compensation expenses and tax benefits received by the Company according to the compensation plans and awards described above for the quarter ended March 31, 2008 and 2007:

	Three months ended		Three months ended
	Mar. 31, 2008		Mar. 31, 2007
	Comp. Exp.	Tax Benefit	Comp. Exp.	Tax Benefit
1999 ESOP Plan	$45	$-	$77	$-
1999 DSOP Plan	-	-	7	3
2006 SOEC - ISOs	36	-	23	-
2006 SOEC - SARS stock	42	16	27	10
2006 SOEC - SARS cash	8	3	6	2
2006 SOEC - DSOs	7	3	6	2
2006 SOEC - DRSA	6	2	-	-
Total	$144	$24	$146	$17

Stock Options –
The following table provides the weighted-average fair values for stock options granted during the three months ended March 31, 2008 and 2007.  These values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended Mar. 31,
	2008	2007

Expected life in years (1)	7.00	5.61
Volatility (1)	18.93%	17.87%
Interest Rate (2)	3.45%	4.81%
Yield Rate (3)	2.77%	1.58%

Average Fair-Value	$2.59	$4.60

(1)	Estimate based on historical experience. Volatility is based on historical experience over a period equivalent to the expected life in years.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
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

A summary of stock option activity for all Company plans for the three month period ending March 31, 2008 is presented below:

Total Stock Options	Shares	Average Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	698	$13.46
Granted	92	14.44
Exercised	(15)	8.79
Forfeited or expired	-	-
Outstanding at March 31 ,2008	775	$13.67	4.55	$1,061

Exercisable at March 31, 2008	525	$12.56	2.31	$1,054

Nonvested Options	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2007	233	$3.48
Granted	92	2.59
Vested	(76)	0.58
Forfeited or expired	-	-
Outstanding at March 31, 2008	250	$4.04

A summary of value received by employees and directors exercising stock options for the three month period ending March 31, 2008 and 2007 is presented below:

	Three months ended Mar. 31,
	2008	2007
Total intrinsic value of
stock options exercised	$67	$713

Stock Appreciation Rights -
The following table provides the weighted-average fair values for stock appreciation rights (SARs) to be settled in stock and granted during the three months ended March 31, 2008.  These are considered to be equity-based awards.  The values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended Mar. 31,
	2008	2007

Expected life in years (1)	6.00	6.00
Volatility (1)	17.01%	18.68%
Interest Rate (2)	3.24%	4.81%
Yield Rate (3)	2.77%	1.58%

Average Fair-Value	$2.17	$4.89

(1)	Estimate based on historical experience. Volatility is based on historical experience over a period equivalent to the expected life in years.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
(3)
The Company has paid cash dividends on common stock since 1985.  Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date.

A summary of SAR – stock award activity during the three months ended March 31, 2008 is presented below:

Total SAR - Stock Awards	Awards	Average Price Per Award	Weighted-Average Remaining Contractual Life
Outstanding at December 31, 2007	155	$17.44
Granted	121	14.44
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2008	276	$16.12	9.22

Exercisable at March 31, 2008	39	$17.44	8.69

Nonvested SAR - Stock Awards	Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2007	137	$4.22
Granted	121	2.17
Vested	(21)	4.60
Forfeited or expired	-	-
Outstanding at March 31, 2008	237	$3.15

The following table provides the weighted-average fair values for stock appreciation rights (SARs) to be settled in cash granted during the three months ended March 31, 2008.  These are considered to be liability-based awards.  The values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended Mar. 31,
	2008	2007

Expected life in years (1)	5.00	6.00
Volatility (1)	15.89%	18.68%
Interest Rate (2)	3.02%	4.81%
Yield Rate (3)	2.77%	1.58%

Average Fair-Value	$1.85	$4.89

1)	Estimate based on historical experience. Volatility is based on historical experience over a period equivalent to the expected life in years.
2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
3)
The Company has paid cash dividends on common stock since 1985.  Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date.

A summary of SAR – cash awards activity during the current fiscal year is presented below:

Total SAR - Cash Awards	Shares	Average Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding at December 31, 2007	116	$17.41
Granted	92	14.44
Exercised	-	-
Forfeited or expired	(1)	17.69
Outstanding at March 31, 2008	207	$16.08	9.22

Exercisable at March 31, 2008	29	$17.41	9.22

Nonvested SAR - Cash Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2007	102	4.22
Granted	92	1.85
Vested	(15)	4.45
Forfeited or expired	(1)	4.25
Outstanding at March 31, 2008	178	$2.97

For any future grants, as required by FAS 123R, the Company will estimate the impact of forfeitures based  on our historical experience with previously granted stock options, and consider the impact of the forfeitures when determining the amount of expense to record for both stock and cash settled SARs.

At March 31, 2008, the Company has estimated unrecognized compensation expense of approximately $684, $558 and $214 for unvested stock options, SAR – stock awards and SAR – cash awards, respectively.  These amounts are based on forfeiture rates of 20% for all awards granted to employees.  The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested stock options, SAR – stock awards and SAR – cash awards is approximately 2.7, 3.1 and 3.3 years, respectively.

3. Loans

Major classifications of period end loans are as follows:

	March 31, 2008	December 31, 2007	March 31, 2007

Commercial loans	$198,960	$188,940	$182,846
Real estate loans	659,684	627,140	598,217
Consumer loans	8,003	8,226	9,290

	866,647	824,306	790,353
Deferred loan origination fees	(1,832)	(1,984)	(2,452)

	864,815	822,322	787,901
Allowance for loan losses	(9,145)	(8,675)	(8,476)

	$855,670	$813,647	$779,425

Allowance for loan losses

Below is a summary of additions, charge-offs and recoveries within the allowance for loan losses for the three month periods ending March 31, 2008 and 2007:

	2008	2007

Balance, January 1	$8,675	$8,284
Provision charged to income	575	200
Loans charged against allowance	(120)	(24)
Recoveries credited to allowance	15	17

Balance, March 31	$9,145	$8,477

The recorded investment in impaired loans, net of government guarantees, totaled $5,051 and $950 at March 31, 2008 and 2007, respectively.  The specific valuation allowance for impaired loans was $251 and $198 at March 31, 2008 and 2007, respectively, and is included in the ending allowance shown above.  The average recorded investment in impaired loans was approximately $5,341 and $710 during the first quarter of 2008 and 2007, respectively.  Interest income recognized on restructured and impaired loans $13 in the first quarter 2007 and none in the first quarter of 2008.

A substantial portion of the loan portfolio is collateralized by real estate, and is, therefore, susceptible to changes in local market conditions.  Management believes that the loan portfolio is diversified among industry groups.  At March 31, 2008, outstanding residential construction loans totaled $94,781 and represented 10.9% of total outstanding loans.  In addition, at March 31, 2008, unfunded loan commitments for residential construction totaled approximately $36,240.  Outstanding residential construction loans at December 31, 2007 were $96,918 or 11.8% of total outstanding loans, and unfunded commitments for residential construction totaled approximately $46,461.  There are no other industry concentrations in excess of 10% of total outstanding loans.  It is management’s opinion that the allowance for loan losses is adequate to absorb known and inherent risks in the loan portfolio.  However, actual results may differ from estimates.

4. Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measures”.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The adoption of this statement did not have a material impact on its consolidated financial statements.  The statement requires fair value measurement disclosure of all assets and liabilities.  The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily accessible or available.  The valuation techniques used are based on observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs create the following fair value hierarchy:

Level 1 – Quoted priced for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 – Unobservable inputs are used to measure fair value to the extent that observable inputs are not available.  The Company’s own data used to develop unobservable inputs shall be adjusted for market consideration when reasonably available.

The table below shows assets measured at fair value on a recurring basis as of March 31, 2008.

		Fair Value
		(dollars in thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$56,617	$56,617	$-	$-
Loans measured for impairment
(net of guarantees)	5,051	-	5,051	-

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Pacific Continental Corporation and its wholly-owned subsidiary Pacific Continental Bank operating results and financial condition for the first quarter of 2008.  When warranted, comparisons are made to the same period in 2007 and to the previous year ended December 31, 2007.  The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report.  The reader is assumed to have access to the Company’s Form 10-K for the previous year ended December 31, 2007, which contains additional statistics and explanations.  All numbers, except per share data, are expressed in thousands of dollars.

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

Allowance for Loan Losses and Reserve for Unfunded Commitments

The allowance for outstanding loans is classified as a contra-asset account offsetting outstanding loans, and the allowance for unfunded commitments is classified as an “other” liability on the balance sheet.  The allowance for loan losses is established through a provision for loan losses charged against earnings.  The balances of the allowance for loan losses for outstanding loans and unfunded commitments are maintained at an amount management believes will be adequate to absorb known and inherent losses in the loan portfolio and commitments to loan funds.  The appropriate balance of the allowance for loan losses is determined by applying loss factors to the credit exposure from outstanding loans and unfunded loan commitments.  Estimated loss factors are based on objective and subjective measurements including management’s assessment of the internal risk classifications, changes in the nature of the loan portfolios, industry concentrations, and the impact of current local, regional, and national economic factors on the quality of the loan portfolio.  Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations, or liquidity.

Goodwill and Intangible Assets

At March 31, 2008, the Company had $23,071 in goodwill and other intangible assets.  In accordance with Financial Accounting Standard 142, Goodwill and Other Intangible Assets, assets with indefinite lives are no longer amortized, but instead are periodically tested for impairment.  Management performs an impairment analysis of the intangible assets with indefinite lives at least annually.  The last impairment test was performed at December 31, 2007.  At March 31, 2008, there were no factors present to require an interim analysis.

Share-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123(R), Share Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based forms of compensation issued to employees.  This standard became effective in the first quarter of 2006.  The method for determining the grant date fair value of equity based payments under FAS 123(R) is presented above in the footnotes to the consolidated financial statements.

The Company adopted FAS 123(R) using the modified prospective method.  Therefore, previously reported financial data was not restated, and expenses related to equity-based payments granted and vesting during 2008 and 2007 were recorded as compensation expense.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”).  This standard requires employers to recognize the under or over funded status of a defined benefit post retirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income.  The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2007, and had no material impact on the Company’s financial statements as the Company does not currently offer a defined benefit plan for its employees.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  The FASB's stated objective is "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”

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

The Company did not elect the fair value option on financial assets and liabilities, other than investment securities held for sale already so stated. Implementation of SFAS 159 is not expected to impact the Company’s consolidated financial statements.

HIGHLIGHTS

	For the quarter ended March 31,
	2008	2007	% Change

Net income	$3,079	$2,995	3%

Earnings per share
Basic (1)	$0.26	$0.25	4%
Diluted (1)	$0.26	$0.25	4%

Assets, period-end	$997,135	$889,322	12%
Loans, period-end	$866,647	$790,353	10%
Core deposits, period end	$603,888	$571,275	6%
Deposits, period-end	$640,318	$637,655	0%

Return on average assets (2)	1.28%	1.39%
Return on average equity (2)	11.27%	12.27%
Return on average tangible equity (2), (3)	14.27%	16.11%

(1) All per share data for first quarter 2007 has been retroactively adjusted to reflect 10% stock dividend paid in June 2007.
(2) Amounts annualized.
(3) Tangible equity excludes goodwill and core deposit intangibles related to acquisitions

The Company earned $3,079 in the first quarter 2008, a 3% increase over net income of $2,995 for the same quarter last year.  This increase in income was primarily the result of growth in operating revenues (net interest income plus noninterest income), which were up $1,367 or 12% over last year.  This was partially offset by increases in the provision for loan losses and non interest expense.  Net interest income and noninterest income grew by $1,298 or 13% and $69 or 7%, respectively.  The growth in net interest income resulted from growth in average earning assets, which were up 12% in first quarter 2008 over first quarter 2007, and a stable net interest margin.

Period-end loans and core deposits at March 31, 2008 showed growth rates of 10% and 6%, respectively, over March 31, 2007.  Core deposits, which are defined as demand deposits, interest checking, money market account, and local time deposits (including local time deposits in excess of $100 thousand), constitute 94% of March 31, 2008 outstanding deposits compared to 90% at March 31, 2007.  Noninterest-bearing demand deposits were $177,000 or 29% of outstanding core deposits at March 31, 2008.

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

The net interest margin as a percentage of earning assets for the first quarter 2008 was 5.23%, the same net interest margin as reported in first quarter 2007.  On a linked-quarter basis, the first quarter 2008 net interest margin of 5.23% was also up 8 basis points from the fourth quarter 2007 net interest margin of 5.15%.  There were a number of factors that contributed to the improvement in the first quarter 2008 net interest margin over the fourth quarter 2007 net interest margin including the following: 1) a relatively balanced interest rate risk profile that permitted the Bank to lower rates on core deposits to match the rapid decline in short-term interest rates and the fact the Bank funds only a small percentage of its balance sheet with time deposits, thus reducing the lag effect of interest rate changes; 2) the activation of interest rate floors during the first quarter on approximately $109 million of the Bank’s variable rate loan portfolio; 3) the short maturity structure of the Bank’s alternative or wholesale funding, which allowed the Bank to refinance borrowings at much lower interest rates during the quarter; 4) the impact of full implementation of presentment of imaged cash letters at the beginning of the first quarter that lowered average cash and due from bank balances by approximately $3,400 in first quarter 2008 when compared to fourth quarter 2007; and 5) widening spreads on the Bank’s fixed rate loan and securities portfolio, including approximately $25,000 in new securities purchased during the fourth quarter 2007 and first quarter 2008.  Additionally, the Bank did not experience the typical seasonal decline in its core deposit base during the first quarter 2008 as in past years.

To date, the Federal Reserve actions to rapidly lower market interest rates have not had a negative impact on the Bank’s net interest margin.  However, if short-term market interest rates continue to fall precipitously, then some margin compression could occur due to reaching virtual and real floors on a large portion of the Bank’s core deposit base including interest checking, savings, and money market accounts.  In addition, there is a highly competitive environment among financial institutions for core deposits, and the continued tightening of liquidity in short-term wholesale funding markets is keeping rates on short-term borrowings quite high relative to the stated overnight federal funds rate of 2.25%.  Considering these factors and assuming short-term interest rates continue to fall, it would suggest the second quarter 2008 net interest margin will be flat with or down slightly from first quarter 2008.

The following table presents the condensed balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates on interest-bearing liabilities for the three months ended March 31, 2008 compared to March 31, 2007:

Table I
Average Balance Analysis of Net Interest Earnings
(dollars in thousands)

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2008
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
Interest Earning Assets
Federal funds sold and interest-
bearing deposits in banks	$699	$10	5.75%	$1,475	$18	5.02%
Securities available for sale:
Taxable (1)	59,116	746	5.08%	37,934	392	4.19%
Tax-exempt	5,388	49	3.66%	3,600	30	3.40%
Loans, net of allowance for loan losses(2)(3)(4)	828,498	15,701	7.62%	756,823	16,207	8.68%
Total interest earning assets	893,701	16,506	7.43%	799,832	16,647	8.44%

Non Earning Assets
Cash and due from banks	18,259			22,396
Premises and equipment	20,939			19,338
Goodwill & other intangibles	23,102			23,601
Interest receivable and other	7,858			6,480
Total non interest assets	70,158			71,815

Total assets	$963,859			$871,647

Interest-Bearing Liabilities
Money market and NOW accounts	385,982	(2,078)	-2.17%	346,057	(3,324)	-3.90%
Savings deposits	20,902	(54)	-1.04%	26,030	(142)	-2.21%
Time deposits - core (5)	39,110	(392)	-4.03%	32,665	(326)	-4.05%
Total interest-bearing core deposits	445,994	(2,524)	-2.28%	404,752	(3,792)	-3.80%

Time deposits - non-core	38,251	(440)	-4.63%	65,402	(830)	-5.14%
Federal funds purchased	26,824	(230)	-3.45%	3,416	(49)	-5.80%
FHLB and FRB borrowings	162,279	(1,575)	-3.90%	122,464	(1,533)	-5.08%
Trust preferred	8,248	(121)	-5.90%	8,248	(125)	-6.17%
Total interest-bearing alternative funding	235,602	(2,366)	-4.04%	199,530	(2,537)	-5.16%
Total interest-bearing liabilities	681,596	(4,890)	-2.89%	604,282	(6,329)	-4.25%

Noninterest-Bearing Liabilities
Demand deposits	167,292			164,080
Interest payable and other	4,545			4,277
Total noninterest liabilities	171,837			168,357
Total liabilities	853,433			772,639
Stockholders' equity	110,426			99,008
Total liabilities and stockholders' equity	$963,859			$871,647
Net Interest Income		$11,616			$10,318
Net Interest Income as a Percent of Earning Assets		5.23%			5.23%

(1) Federal Home Loan Bank stock is included in securities available for sale.
(2) Nonaccrual loans have been included in average balance totals.
(3) Interest income includes recognized loan origination fees of $457 and $492 for the three months ended
March 31, 2008 and 2007, respectively.
(4) Total includes loans held for sale.
(5) Core time deposits include all non-public time deposits, including non-public time deposits over $100.

Table I shows that earning asset yields declined by 101 basis points in first quarter 2008 from first quarter 2007 from 8.44% to 7.43%.  The decline in earning asset yields was attributable to a 106 basis point drop in average loan yields, which resulted primarily from the recent rapid decline in short-term market interest rates, including the Bank’s prime-lending rate.  However, some of this decline was offset by improvement in the yield on the Bank’s securities portfolio, which was up 115 basis points in first quarter 2008 when compared to first quarter 2007.  This increase in the yield on securities was the direct result of the Bank’s recent purchase of approximately $25,000 in new securities from September 2007 through March 2008.

Table I also shows that rates paid on interest-bearing core deposits have moved down faster than yields on earning assets as evidenced by the 152 basis point decline.  Overall, the cost of interest-bearing liabilities of the Bank, which includes core deposits and alternative funding, has fallen 136 basis points in first quarter 2008 from first quarter 2007.

Finally, Table I illustrates the full year effect of presentment of imaged cash letters to correspondent banks, which has significantly increased funds availability and reduced float, a non-earning asset.  This is evidenced by the $4,137 decline in average cash and due from bank balances in the non-earning asset section of the table.  This reduction in average cash and due from bank balances allowed the Bank to reduce its borrowed funds by a corresponding amount, thus decreasing interest expense and improving the net interest margin.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended March 31, 2008 and March 31, 2007.

Table II
Analysis of Changes in Interest Income and Interest Expense
(dollars in thousands)

		Three Months Ended
	March 31, 2008 compared to March 31, 2007
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest
bearing deposits in banks	$(9)	$1	$(8)
Securities available-for-sale:
Taxable	$224	$130	$354
Tax-exempt	$16	$3	$19
Loans, net of allowance for loan losses	$1,682	$(2,188)	$(506)

Total interest income	1,912	(2,053)	(141)

Interest paid on:
Money market and NOW accounts	(244)	1,489	1,246
Savings deposits	12	76	88
Time deposits - core	(67)	1	(66)
Total interest-bearing core deposits	(299)	1,566	1,268

Time deposits - non-core	306	84	390
Federal funds purchased	(201)	20	(181)
FHLB and FRB borrowings	(399)	357	(42)
Junior subordinated debentures	(1)	5	4
Total interest-bearing alternative funding	(295)	466	171

Total interest expense	(594)	2,032	1,439

Net interest income	$1,318	$(21)	$1,298

The year-to-date March 31, 2008 rate/volume analysis in Table II above shows that interest income including loan fees declined by $141 from the same period last year.  Higher volumes of earning assets increased interest income by $1,912, while lower yields on earnings assets, primarily loans decreased interest income by $2,053.  The rate/volume analysis shows that interest expense through March 31, 2008 decreased by $1,439 from the same period last year, as changes in mix and higher volumes caused interest expense to increase by $594, which was more than offset by a decrease in interest expense of $2,032 due to lower rates.  Most of the decline in interest expense due to lower rates was generated by the Bank’s core deposit base and illustrates the Bank’s ability to quickly reprice its core deposits.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the first three months of 2008 and 2007:

	2008	2007

Balance, January 1	$8,675	$8,284
Provision charged to income	575	200
Loans charged against allowance	(120)	(24)
Recoveries credited to allowance	15	17

Balance, March 31	$9,145	$8,477

The first quarter 2008 provision for loan losses was $575, compared to $200 for first quarter 2007.  The increase in the provision for loan losses was primarily attributable to the strong loan growth experienced during the first quarter 2008, and was not related to any identified deterioration in the overall credit quality of the loan portfolio.  The provision for loan losses in second quarter 2008 and subsequent quarters in 2008 is expected to be dependent mostly upon loan growth.

Net loan losses in first quarter 2008 were $105, compared to $7 in net charge offs reported for first quarter 2007.  Annualized net loan losses (recoveries) to average outstanding loans were 0.05% for first quarter 2008 compared to an insignificant amount for first quarter 2007.

The allowance for loan losses at March 31, 2008 was 1.06% of period end loans, excluding loans held for sale, compared to 1.05% and 1.08% at December 31, 2007 and March 31, 2007, respectively.  At March 31, 2008, the allowance for loan losses as a percentage of net nonperforming loans was 181% or 1.8 times the level of net nonperforming loans.  The allowance at March 31, 2008 includes $251 in specific allowance (included in the ending allowance above) for impaired loans, which total $5,051, net of government guarantees.  At December 31, 2007, the Company had $3,671 of impaired loans with a specific allowance of $160 assigned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more, and other real estate owned for the periods covered in this report:

	Mar. 31, 2008	Dec. 31, 2007	Mar. 31, 2007
Nonaccrual loans	$5,647	$4,122	$464
90 days past due and accruing interest	-	-	-
Total nonperforming loans	5,647	4,122	464
Nonperforming loans guaranteed by government	(596)	(451)	-
Net nonperforming loans	5,051	3,671	464
Foreclosed assets	946	423	-
Total nonperforming assets, net of guaranteed loans	$5,997	$4,094	$464

Non performing assets as a percentage of total assets	0.60%	0.43%	0.05%

Nonaccrual loans at March 31, 2008 consist of thirty-three loans, primarily individual consumer residential construction loans.  The Bank does not expect any significant losses on this particular segment of the nonaccrual loan portfolio due to a cash-secured 20% guarantee for each of these loans.  In addition, the Bank expects no special addition to the provision for loan losses for these specific loans.  The foreclosed assets of $946 at March 31, 2008 consist of five residential properties.  Two of these properties were sold subsequent to the end of the first quarter 2008, and a sale is pending on a third.  Over the remainder of 2008, some of the nonaccrual loans will move to foreclosed assets, but overall, the Bank expects the level of total nonperforming assets to decline as the year progresses.  The Bank also has a loan of approximately $1,600 that at March 31, 2008 was more than 90 days past due and still accruing interest and is not considered nonperforming.  This loan was scheduled to pay off during the second quarter.  However, on April 15, 2008, the Bank learned that the sale of the commercial real estate property supporting this loan had fallen through.  If this loan is not to pay off from another sale during the second quarter 2008, the Bank will place it on nonaccrual status.  The Bank believes this is a highly desirable and well established property near major Northwest businesses, and based upon recent appraisals has a loan-to-value ratio of approximately 67%, and thus does not expect any loss on the loan.

Noninterest Income

Noninterest income was $1,017 in the first quarter of 2008, up $69 or 7% over the same period in 2007.  The increase in year-to-date noninterest income when compared to 2007 was attributable to increased account service charges, up $59 or 18% and increased merchant bankcard fees, which were up $33 or 12%.  These increases were partially offset by a $24 year-over-year decline in mortgage banking revenues.  The increase in account service charges was directly related to lower market interest rates, which lowered the earnings credit on analyzed business accounts to under 1.00% during the first quarter 2008, which in turn increased hard dollar fee income as the earnings on many business accounts was not sufficient to cover the costs.  The increase in bankcard fees was primarily due to higher sales volume.

On a linked quarter basis, noninterest income in first quarter 2008 of $1,017 was down $13 from fourth quarter 2007 noninterest income of $1,030.  The decline in linked quarter noninterest income can be primarily attributable to a small drop in the other service charge revenues.  Looking forward to second quarter 2008, the Company expects noninterest income to be up slightly from first quarter 2008.  Increases are expected in merchant bankcard processing fees and mortgage banking revenues.

Noninterest Expense

Noninterest expense in the first quarter 2008 was $7,167, an increase of $809 or 13% over the same period in 2007.  First quarter 2008 personnel expense increased 8% and accounted for $336 of the total expense increase and was related to performance increases and staff additions in fourth quarter 2007.  A number of other expense categories also showed increases in first quarter 2008 when compared to first quarter 2007, including premises and equipment expense, legal fees, FDIC insurance, and correspondent bank fees.  Premises and equipment expense increased $245 or 32% in first quarter 2008 over the same quarter last year due to the new Tualatin office coming on line in December 2007, the reopening of the Bellevue office, which was closed last year in the first quarter due to a crane accident, and the expansion of space at the Bank’s KOIN Center office in downtown Portland.  First quarter 2008 legal fees were up $54 over first quarter 2007 and were related primarily to work on resolving problem credits.  FDIC insurance in first quarter 2008 was up $75 from the same period last year as the credit the Bank received from the FDIC when the new pricing was implemented was exhausted during 2007.  Increased correspondent service charges were directly related to costs of presentment of imaged cash letters combined with lower market interest rates, which lowered the earnings credit on the Bank’s correspondent accounts.

On a linked-quarter basis, first quarter 2008 noninterest expense was up $576 from fourth quarter 2007.  The increase on a linked-quarter basis was attributable to the same factors creating the year-over-year increase as described above, and includes increased personnel expense related to lower loan origination costs, higher premises and equipment expense, increased legal fees, and FDIC insurance.  Some of these higher costs are permanent in nature, such as FDIC insurance and premises and equipment expense, while others are expected to abate during the remainder of 2008.  Looking forward to the second quarter 2008, management expects noninterest expense to be relatively flat with first quarter 2008 levels, but this forecast is highly dependent upon the level of loan origination costs that are a direct offset to salary expense and very difficult to accurately project.

BALANCE SHEET

Loans

At March 31, 2008, outstanding loans net of deferred loan fees and excluding loans held for sale, were $864,815, up $76,914 or 10% over outstanding loans of $787,901 at March 31, 2007 and up $42,493 or 5% from December 31, 2007 outstanding loans of $822,322.  A summary of outstanding loans by market at March 31, 2008, December 31, 2007 and March 31, 2007 follows:

	Balance	Balance	Balance
	Mar. 31, 2008	Dec. 31, 2007	Mar. 31, 2007

Lane County Market	$216,014	$217,962	$236,688

Portland Market	403,814	389,053	377,669

Seattle Market	244,987	215,307	173,544

Total	$864,815	$822,322	$787,901

While the bank expects to experience contraction in its residential construction loan portfolio, the prospects for increased loan activity in other areas in the second quarter 2008 are good as the Bank’s new business opportunity pipelines are increasing in all three of the Bank’s principal markets.

Securities

At March 31, 2008, the Bank had $56,617 in securities classified as available-for-sale.  At March 31, 2008, $26,995 of these securities were pledged as collateral for FHLB of Seattle borrowings, public deposits in Oregon and Washington, and to the Federal Reserve Bank of San Francisco to support balances in its Treasury, Tax and Loan deposit account.  During the first quarter 2008, the Bank completed a securities purchase plan to acquire approximately $25,000 in new securities in advance of expected cash flows and maturities during 2008.

Goodwill and Intangible Assets

At March 31, 2008, the Company had a recorded balance of $22,031 in goodwill from the November 30, 2005 acquisition of Northwest Business Financial Corporation (NWBF).  In addition, at March 31, 2008 the Company had $1,040 core deposit intangible assets resulting from the acquisition of NWBF.  The core deposit intangible was determined to have an expected life of approximately seven years and is being amortized over that period using the straight-line method and has approximately five years remaining on the amortization schedule.  In accordance with Financial Accounting Standard (“FAS”) 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment.  Management performs an impairment analysis of the intangible assets with indefinite lives at least annually.  The last impairment test was performed at December 31, 2008.  At March 31, 2008, there were no factors present to require an interim analysis.

Deposits

Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and local time deposits, including local time deposits in excess of $100 thousand, were $603,888 and represented 94% of total deposits at March 31, 2008.  Outstanding core deposits at March 31, 2008 were up $32,613 or 6% over outstanding core deposits at March 31, 2007.  Total outstanding deposits at March 31, 2008 were $640,318, an increase of only $2,663 over outstanding deposits of $637,655 at March 31, 2007 and a decrease of $4,106 from December 31, 2007 deposits of $644,424.  A summary of outstanding core deposits by market and other deposits classified as alternative funding at March 31, 2008, December 31, 2007, and March 31, 2007 follows:

	Balance	Balance	Balance
	Mar. 31, 2008	Dec. 31, 2007	Mar. 31, 2007

Lane County Market core deposits	$396,432	$405,351	$383,505

Portland Market core deposits	114,754	109,698	114,241

Seattle Market core deposits	92,702	100,843	73,529

Total core deposits	603,888	615,892	571,275

Other deposits	36,430	28,532	66,380

Total	$640,318	$644,424	$637,655

The prospects for and acceleration in core deposit growth in the second quarter 2008 is good as the Bank’s new business opportunity pipelines are increasing in all three of the Bank’s principal markets.  In addition, the Bank historically has seen stronger core deposit growth in the second quarter relative to the first quarter each year.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures at March 31, 2008, which were issued in conjunction with the acquisition of NWBF.  At March 31, 2008, the entire $8,248 in junior subordinated debentures had an interest rate of 6.265% that is fixed through November 2010.  As of March 31, 2008, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital purposes.  Additional information regarding the terms of the junior subordinated debentures, including maturity/repricing dates and interest rate, is included in Note 12 of the Notes to Consolidated Financial Statements in the Company’s 2007 annual Form 10-K.

Capital Resources

Capital is the stockholders’ investment in the Company.  Capital grows through the retention of earnings and the issuance of new stock through the exercise of stock options and decreases through the payment of dividends and share repurchase programs.  Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Banking regulations require the Company to maintain minimum levels of capital.  The Company manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating).  A “well-capitalized” rating from the FDIC requires that the Company maintain risk-based capital levels of 10% of total risk-based assets.  At March 31, 2008, the Company’s total capital to risk weighted assets was 10.80% compared to 11.21% at March 31, 2007.

The Company’s Board of Directors reviews its dividend considerations so that cash dividends, when and if declared by the Company, would typically be paid in mid-March, June, September, and December of each year.  On February 19, 2008, the Company declared its first quarter dividend of $0.10 per share paid on March 14, 2008 to shareholders of record on March 4, 2008.  The Company expects to maintain the $0.10 per share dividend amount for each quarter during 2008, which would result in an annual dividend of $0.40 per share, and would equate to a 14% increase over the prior year.

The Company projects that earnings retention and existing capital will be sufficient to fund anticipated asset growth and shareholder dividends, while maintaining a well-capitalized designation from the FDIC.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit.  The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products.  In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract.  Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  At March 31, 2008, the Bank had $244,905 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The credit risk involved is essentially the same as that involved in extending loan facilities to customers.  At March 31, 2008, the Bank had $2,337 in letters of credit and financial guarantees written.

The Bank also has internal guidance lines of credit established for certain borrowers, primarily in the residential construction industry.  These guidance lines are not contractual commitments to extend credit, and may be terminated by the Bank for any reason without any obligation to the borrower.  These lines provide the Bank’s lenders limits on future extensions of credit to certain borrowers.  The Bank uses the same credit policies in establishing internal guidance lines as it does for other credit products.  At March 31, 2008, the Bank had unused and uncommitted guidance lines totaling approximately $41,246.

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

Core deposits represented 94% of total deposits at March 31, 2008 compared to 90% at March 31, 2007.  During the first quarter 2008, the Bank experienced somewhat atypical growth in its average core deposit base as historically during this time period, average core deposits show a seasonal decline.  The growth in average core deposits was not sufficient to fund loan growth during the quarter as the Bank experienced record quarterly loan growth during the first quarter 2008 of more than $42,000.  The majority of the loan growth during the quarter was funded through the use of alternative funding sources.  At March 31, 2008, alternative funding sources were funding 27% of total Company assets compared to 22% and 23% of total assets at December 31, 2007 and March 31, 2007, respectively.  The current level of alternative funding is approaching internal limits established by Bank policy, thus management may consider the sale or participation of loans during the second quarter 2008 depending upon actual loan and core deposit growth.  Historically, the Bank does experience growth in its core deposit base over the entire course of the second quarter.  However, past years’ seasonal patterns have shown that some run off typically occurs during the month of May within the quarter.

Borrowing lines have been established at various correspondent banks, the Federal Home Loan Bank of Seattle and with the Federal Reserve Bank of San Francisco.  At March 31, 2008, the Bank had secured and unsecured borrowing lines totaling approximately $425,000 consisting of $285,000 with the Federal Home Loan Bank of Seattle, $118,000 with various correspondent banks, and $22,000 with the Federal Reserve Bank of San Francisco.  The Federal Home Loan Bank borrowing line is limited to the amount of collateral pledged.  At March 31, 2008, the Bank had collateral pledged to the FHLB in the form of commercial real estate loans and securities that had a discounted collateral value of approximately $225,112 for this line.  The $22,000 borrowing line with the Federal Reserve Bank of San Francisco is also secured through the pledging of commercial loans under the Bank’s Borrower-In-Custody program.  The $118,000 in borrowing lines with correspondent banks is unsecured.  At March 31, 2008, the Bank had $185,000 in borrowings outstanding from the FHLB of Seattle and $50,000 outstanding on its overnight correspondent bank lines.  In addition, the Bank is part of the State of Oregon and State of Washington community bank time deposit program and at March 31, 2008 had approximately $12,000 available from these sources.  The Bank’s loan portfolio also contains approximately $29,400 in guaranteed government loans, which can be sold on the secondary market.

Item 3.  Quantitative and Qualitative Disclosures on Market Risk

There has been no material change in the Bank’s exposure to market risk.  Readers are referred to the Bank’s Form 10-K and the Annual Report to Shareholders for the period ending December 31, 2007, for specific discussion.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of March 31, 2008, the date of this quarterly report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors during the first quarter 2008 that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses in our internal controls, therefore no corrective actions were taken.

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

                                                                                                                  PACIFIC CONTINENTAL CORPORATION
                                                              (Registrant)

Dated May 7, 2008	/s/ Hal Brown
Hal Brown
President and Chief Executive Officer

Dated May 7, 2008	/s/ Michael A. Reynolds
Michael A. Reynolds
Executive Vice President and Chief Financial Officer