Form 10-Q
period 2008-06-30
PACIFIC CONTINENTAL CORP
filed 2008-08-07
CIK 1084717

As Filed with the Securities & Exchange Commission on August 7, 2008

SECURITIES & EXCHANGE COMMISSION

FORM 10-Q

[ X ]                      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.

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
Smaller Reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act     Yes  __                   No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock outstanding as of July 31, 2008:                                                                                                   11,973,551

 Page

PACIFIC CONTINENTAL CORPORATION
FORM 10-Q
QUARTERLY REPORT

CONSOLIDATED INCOME STATEMENTS
Amounts in $ 000’s, Except for Per Share Data
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Interest and dividend income
Loans	$15,461	$17,315	$31,162	$33,522
Securities	691	419	1,423	838
Dividends on Federal Home Loan Bank stock	60	6	123	9
Federal funds sold	3	11	13	29
	16,215	17,751	32,721	34,398

Interest expense
Deposits	2,184	4,782	5,148	9,404
Federal Home Loan Bank & Federal Reserve borrowings	1,514	1,854	3,089	3,389
Trust preferred securities	125	127	246	252
Federal funds purchased	234	50	464	97
	4,057	6,813	8,947	13,142

Net interest income	12,158	10,938	23,774	21,256

Provision for loan losses	925	125	1,500	325
Net interest income after provision for loan losses	11,233	10,813	22,274	20,931

Noninterest income
Service charges on deposit accounts	402	355	796	690
Other fee income, principally bankcard	480	412	908	780
Loan servicing fees	22	25	48	49
Mortgage banking income	126	81	219	189
Other noninterest income	133	76	209	189
	1,163	949	2,180	1,897

Noninterest expense
Salaries and employee benefits	4,684	3,820	9,035	7,835
Premises and equipment	969	774	1,972	1,532
Bankcard processing	143	133	278	256
Business development	327	511	651	822
Other noninterest expense	1,340	1,275	2,694	2,426
	7,463	6,513	14,630	12,871

Income before provision for income taxes	4,933	5,249	9,824	9,957
Provision for income taxes	1,926	2,038	3,738	3,751

Net income	$3,007	$3,211	$6,086	$6,206

Earnings per share
Basic	$0.25	$0.27	$0.51	$0.53
Diluted	$0.25	$0.27	$0.51	$0.52

Weighted average shares outstanding
Basic	11,962	11,815	11,951	11,788

Common stock equivalents
attributable to stock-based awards	67	155	66	174
Diluted	12,029	11,970	12,017	11,962

See accompanying notes.

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in $ 000’s
(Unaudited)

	June 30,		June 30,
	2008	2007	2008	2007

Net income	$3,007	$3,211	$6,086	$6,206

Other comprehensive income:
Unrealized gains arising during the period	(844)	(234)	(798)	(171)

Income tax expense	324	90	306	66
Net unrealized gains on securities
available for sale	(520)	(144)	(492)	(105)
Comprehensive Income	$2,487	$3,067	$5,594	$6,101

See accompanying notes.

CONSOLIDATED BALANCE SHEETS
Amounts in $ 000’s
(Unaudited)

	June 30,	Dec. 31,	June 30,
	2008	2007	2007
ASSETS
Cash and due from banks	$30,837	$23,809	$27,150
Interest-bearing deposits with banks	1,118	410	408
Federal funds sold	-	1,857	101
Total cash and cash equivalents	31,955	26,076	27,659

Securities available-for-sale	51,785	53,994	39,049
Loans held for sale	-	-	615
Loans, less allowance for loan losses	887,570	813,647	786,536
Interest receivable	4,047	3,652	3,959
Federal Home Loan Bank stock	9,198	3,795	3,480
Property, net of accumulated depreciation	20,967	20,876	18,880
Goodwill and other intangible assets	23,015	23,127	23,238
Other assets	7,234	4,104	3,249

Total assets	$1,035,771	$949,271	$906,665

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-bearing demand	$181,560	$175,941	$172,145
Savings and interest-bearing checking	378,549	401,714	426,255
Time $100,000 and over	61,867	31,856	43,783
Other time	52,939	34,913	57,219
Total deposits	674,915	644,424	699,402

Federal funds purchased	18,770	5,360	94,054
Federal Home Loan Bank and Federal Reserve borrowings	219,770	179,500	8,248
Junior subordinated debentures	8,248	8,248	247
Accrued interest and other payables	2,683	4,230	3,279
Total liabilities	924,386	841,762	805,230

Stockholders' equity
Common stock, 225,000,000 shares authorized
issued & outstanding: 11,973,551 at June 30, 2008,
11,934,866 at December 31, 2007, and
11,835,380 at June 30, 2007	61,719	77,909	59,889
Retained earnings	50,180	29,622	41,897
Accumulated other comprehensive loss	(514)	(22)	(351)
	111,385	107,509	101,435

Total liabilities and stockholders’ equity	$1,035,771	$949,271	$906,665

See accompanying notes.

 CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in $ 000’s
(Unaudited)

	For six months ended June 30,
	2008	2007

Net cash provided by operating activities	$6,104	$8,426

Cash flows from investing activities
Proceeds from sales and maturities of investment securities	10,537	2,897
Purchase of available for sale investment securities	(9,021)	(3,293)
Loans made net of principal collections received	(78,836)	(47,358)
Proceeds from sale of loans	-	20,031
Purchase of loans	(120)	(98)
Cash paid for acquisitions	(2)	(10)
Purchase of property	(813)	(930)
Proceeds on sale of foreclosed assets	1,314	-
Purchase of FHLB stock	(5,403)	-

Net cash provided by investing activities	(82,344)	(28,761)

Cash flow from financing activities
Change in deposits	30,491	58,130
Change in federal funds purchased and
FHLB & FRB short-term borrowings	142,180	(52,410)
Proceeds from FHLB term advances	633,000	356,500
FHLB term advances paid-off	(721,500)	(346,250)
Proceeds from stock options exercised	339	1,156
Excess tax benefit of stock options exercised	-	125
Dividends paid	(2,391)	(2,035)

Net cash provided by financing activities	82,119	15,216

Net increase (decrease) in cash and cash equivalents	5,879	(5,119)

Cash and cash equivalents, beginning of period	26,076	32,778

Cash and cash equivalents, end of period	$31,955	$27,659

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

2. Stock Option Plans

Pursuant to the approval of the 2006 Stock Option and Equity Compensation Plan (the “2006 SOEC Plan”) at the annual shareholders’ meeting in April 2006, incentive stock options, nonqualified stock options, restricted stock, restricted stock units, or stock appreciation rights may be awarded to attract and retain the best available personnel for positions of responsibility with the Company and its subsidiaries.  Upon adoption of the 2006 SOEC Plan, the Company’s 1999 Employees’ Stock Option Plan (“1999 ESOP Plan”) and the Directors’ Stock Option Plan (“1999 DSOP Plan”) were cancelled and no longer available for future grants.  The exercise price for shares of common stock subject to an option under the 2006 SOEC Plan shall not be less than 100% of the fair market value of a share of common stock as of the date of grant of the option; provided, however, that in the case of an incentive stock option granted to an employee who immediately before the grant of such incentive stock option is a shareholder-employee, the incentive stock option exercise price shall be at least 110% of the fair value of the common stock as of the date of grant of the incentive stock option. The Compensation Committee of the Board of Directors may impose any terms or conditions on the vesting of an award that it determines to be appropriate.  For the quarter ended June 30, 2008, the Company issued 2 incentive stock options, with fair values of $2.40 to selected employees.

Pursuant to the Company’s 2006 SOEC Plan, stock appreciation rights (SARs) may be granted to employees.  The stock appreciation rights may be settled in cash or cash and common stock as determined at the date of issuance.  The Compensation Committee of the Board of Directors determines vesting provisions when awards are granted, and the awards granted generally vest over three or four years and have a maximum life of ten years.  SARs settled in stock are recognized as equity-based awards while SARs settled in cash are recognized on the balance sheet as liability-based awards, both of which are granted at the fair market value of our common stock at the grant date.  The grant-date fair value of the liability based awards vesting in the current period, along with the change in fair value of the awards during the period, are recognized as compensation expense and as an adjustment to the recorded liability.  For the quarter ended June 30, 2008, the Company issued 8 SARs, of which 1 have a fair value of $1.63 and are to be settled in cash and 7 have a fair value of $1.87 and are to be settled in stock.

Also, pursuant to the Company’s 2006 SOEC Plan, non-qualified options and restricted stock awards may be granted to directors.  Stock options may be granted at exercise prices of not less than 100% of the fair market value of our common stock at the grant date.  Restricted stock awards may be granted at the fair market value on the date of the grant.  The maximum life of options granted under this plan is ten years from the grant date.  For the quarter ended June 30, 2008, the Company issued no stock options or restricted stock awards to its Directors.

The following tables identify the compensation expenses and tax benefits received by the Company according to the compensation plans and awards described above for the three and six months ended June 30, 2008 and 2007:

	Three months ended		Three months ended
	June 30, 2008		June 30, 2007
	Comp. Exp.	Tax Benefit	Comp. Exp.	Tax Benefit
1999 ESOP Plan	$43	$-	$75	$-
1999 DSOP Plan	-	-	-	-
2006 SOEC - ISOs	41	-	28	-
2006 SOEC - SARS stock	47	18	34	13
2006 SOEC - SARS cash	(17)	(7)	19	7
2006 SOEC - DSOs	7	3	7	3
2006 SOEC - DRSA	18	7	-	-
Total	$139	$21	$163	$23

	Six months ended		Six months ended
	June 30, 2008		June 30, 2007
	Comp. Exp.	Tax Benefit	Comp. Exp.	Tax Benefit
1999 ESOP Plan	$88	$-	$153	$-
1999 DSOP Plan	-	-	7	3
2006 SOEC - ISOs	77	-	51	-
2006 SOEC - SARS stock	89	34	61	23
2006 SOEC - SARS cash	(9)	(3)	25	10
2006 SOEC - DSOs	14	5	12	5
2006 SOEC - DRSA	24	9	-	-
Total	$283	$45	$309	$41

Stock Options –
The following table provides the weighted-average fair values for stock options granted during the three and six months ended June 30, 2008 and 2007.  These values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Expected life in years (1)	7.00	-	7.01	5.61
Volatility (1)	18.75%	0.00%	18.93%	17.87%
Interest Rate (2)	3.09%	0.00%	3.44%	4.81%
Yield Rate (3)	2.81%	0.00%	2.77%	1.58%

Average Fair-Value	$2.40	$-	$2.59	$4.18

(1)	Volatility and expected life are based on historical experience over a period equivalent to the expected life in years.
(2)	Interest rates are based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
(3)
The Company has paid cash dividends on common stock since 1985.  Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date.

For any future grants, as required by FAS 123R, the Company will estimate the impact of forfeitures based  on our historical experience with previously granted stock options, and consider the impact of the forfeitures when determining the amount of expense to record for the stock options granted.  For stock options issued prior to the adoption of FAS 123R, forfeitures were recognized when the stock option was actually forfeited.  The Company issues new shares of common stock to satisfy stock option exercises.

A summary of stock option activity for all Company plans for the fiscal year ending June 30, 2008 is presented below:

Total Stock Options	Shares	Average Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	698	$13.46
Granted	94	14.44
Exercised	(35)	9.90
Forfeited or expired	(2)	15.38
Outstanding at June 30 ,2008	755	$13.74	3.95	$355

Exercisable at June 30, 2008	458	$12.39	2.19	$355

Nonvested Options	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2007	233	$3.48
Granted	94	2.59
Vested	(28)	(4.65)
Forfeited or expired	(2)	2.73
Outstanding at June 30, 2008	297	$3.98

A summary of value received by employees and directors exercising stock options for the three and six month periods ending June 30, 2008 and 2007 is presented below:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Total intrinsic value of
stock options exercised	$75	$278	$157	$991

Stock Appreciation Rights -
The following table provides the weighted-average fair values for stock appreciation rights (SARs) to be settled in stock and granted during the six months ended June 30, 2008.  These are considered to be equity-based awards.  The values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Expected life in years (1)	6.00	6.00	6.01	6.00
Volatility (1)	16.73%	18.68%	16.99%	18.68%
Interest Rate (2)	2.80%	4.81%	3.21%	4.81%
Yield Rate (3)	2.89%	1.58%	2.78%	1.58%

Average Fair-Value	$1.87	$4.45	$2.15	$4.45

(1)	Volatility and expected life are based on historical experience over a period equivalent to the expected life in years.
(2)	Interest rates are based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
(3)
The Company has paid cash dividends on common stock since 1985.  Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date.

A summary of SAR – stock award activity during the current fiscal year is presented below:

Total SAR - Stock Awards	Awards	Average Price Per Award	Weighted-Average Remaining Contractual Life
Outstanding at December 31, 2007	155	$17.44
Granted	128	14.40
Exercised	-	-
Forfeited or expired	(2)	16.93
Outstanding at June 30, 2008	281	$16.06	8.99

Exercisable at June 30, 2008	38	$17.45	8.43

Nonvested SAR - Stock Awards	Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2007	137	$4.22
Granted	128	2.15
Vested	(21)	4.45
Forfeited or expired	(1)	3.86
Outstanding at June 30, 2008	243	$3.11

The following table provides the weighted-average fair values for stock appreciation rights (SARs) to be settled in cash granted during the six months ended June 30, 2008.  These are considered to be liability-based awards.  The values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Expected life in years (1)	5.00	6.00	5.01	6.00
Volatility (1)	15.96%	18.68%	15.89%	18.68%
Interest Rate (2)	2.60%	4.81%	3.01%	4.81%
Yield Rate (3)	2.89%	1.58%	2.77%	1.58%

Average Fair-Value	$1.63	$4.45	$1.85	$4.45

1)	Volatility and expected life are based on historical experience over a period equivalent to the expected life in years.
2)	Interest rates are based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
3)
The Company has paid cash dividends on common stock since 1985.  Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date.

A summary of SAR – cash awards activity during the current fiscal year is presented below:

Total SAR - Cash Awards	Shares	Average Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding at December 31, 2007	116	$17.41
Granted	93	14.43
Exercised	-	-
Forfeited or expired	(4)	17.04
Outstanding at June 30, 2008	205	$16.06	8.91

Exercisable at June 30, 2008	28	$17.40	8.43

Nonvested SAR - Cash Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2007	102	$4.22
Granted	93	1.85
Vested	(15)	4.45
Forfeited or expired	(3)	3.76
Outstanding at June 30, 2008	177	$2.95

For any future grants, as required by FAS 123R, the Company will estimate the impact of forfeitures based  on our historical experience with previously granted stock options, and consider the impact of the forfeitures when determining the amount of expense to record for both stock and cash settled SARs.

At June 30, 2008, the Company has estimated unrecognized compensation expense of approximately $598, $522 and $145 for unvested stock options, SAR – stock awards and SAR – cash awards, respectively.  These amounts are based on forfeiture rates of 20% for all awards granted to employees.  The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested stock options, SAR – stock awards and SAR – cash awards is approximately 2.56, 2.92 and 3.31 years, respectively.

3. Loans

Major classifications of period end loans are as follows:

	June 30, 2008	December 31, 2007	June 30, 2007

Commercial loans	$204,355	$188,940	$180,160
Real estate loans	679,444	627,140	610,097
Consumer loans	15,322	8,226	7,046

	899,121	824,306	797,303
Deferred loan origination fees	(1,655)	(1,984)	(2,172)

	897,466	822,322	795,131
Allowance for loan losses	(9,896)	(8,675)	(8,595)

	$887,570	$813,647	$786,536

Allowance for loan losses

Below is a summary of additions, charge-offs and recoveries within the allowance for loan losses for the six month periods ending June 30, 2008 and 2007:

	2008	2007

Balance, January 1	$8,675	$8,284
Provision charged to income	1,500	325
Loans charged against allowance	(413)	(43)
Recoveries credited to allowance	134	29

Balance, June 30	$9,896	$8,595

The recorded investment in impaired loans, net of government guarantees, totaled $4,610 and $103 at June 30, 2008 and 2007, respectively.  The specific valuation allowance for impaired loans was $516 and $27 at June 30, 2008 and 2007, respectively, and is included in the ending allowance shown above.  The average recorded investment in impaired loans was approximately $5,494 and $766 during the first six months of 2008 and 2007, respectively.  Interest income recognized on impaired loans was $525 and $44 in the first six months of 2008 and 2007, respectively.

A substantial portion of the loan portfolio is collateralized by real estate, and is, therefore, susceptible to changes in local market conditions.  Management believes that the loan portfolio is diversified among industry groups.  At June 30, 2008, outstanding residential construction loans totaled $100,760 and represented 11.2% of total outstanding loans.  In addition, at June 30, 2008, unfunded loan commitments for residential construction totaled $32,165.  Outstanding residential construction loans at December 31, 2007 were $96,918 or 11.8% of total outstanding loans, and unfunded commitments for residential construction totaled $46,461.  Outstanding loans to dental practitioners totaled $93,628 and represented 10.4% of total outstanding loans at June 30, 2008.  There are no other industry concentrations in excess of 10% of total outstanding loans.  It is management’s opinion that the allowance for loan losses is adequate to absorb known and inherent risks in the loan portfolio.  However, actual results may differ from these estimates.

4. Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measures”.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The statement requires fair value measurement disclosure of all assets and liabilities that are carried at fair value on either a recurring or non-recurring basis.  The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily accessible or available.  The valuation techniques used are based on observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs create the following fair value hierarchy:

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

Financial instruments are broken down in the table below by recurring or nonrecurring measurement status.  Recurring assets are initially measured at fair value and are required to be remeasured at fair value in the financial statements at each reporting date.  Assets measured on a nonrecurring basis are assets that, due to an event or circumstance, were required to be remeasured at fair value after initial recognition in the financial statements at some time during the reporting period.

The table below shows assets measured at fair value as of June 30, 2008:

			Fair Value
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Recurring Items
Available-for-sale securities	$51,785	$-	$51,875	$-

Non-Recurring Items
Loans measured for impairment
(net of guarantees)	4,610	-	-	4,610

Total	$56,395	$-	$51,875	$4,610

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Pacific Continental Corporation and its wholly-owned subsidiary Pacific Continental Bank operating results and financial condition for the six and three months ended June 30, 2008.  When warranted, comparisons are made to the same period in 2007 and to the previous year ended December 31, 2007.  The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report.  The reader is assumed to have access to the Company’s Form 10-K for the previous year ended December 31, 2007, which contains additional statistics and explanations.  All numbers, except per share data, are expressed in thousands of dollars.

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

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods.  Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2007 in Item 8.  Management believes that the following policies and those disclosed in the Notes to Consolidated Financial Statements should be considered critical under the SEC definition:

Allowance for Loan Losses and Reserve for Unfunded Commitments

The allowance for loan losses is classified as a contra-asset account offsetting outstanding loans, and the allowance for unfunded commitments is classified as an “other” liability on the balance sheet.  The allowance for loan losses is established through a provision for loan losses charged against earnings.  The balances of the allowance for loan losses for outstanding loans and unfunded commitments are maintained at an amount management believes will be adequate to absorb known and inherent losses in the loan portfolio and commitments to loan funds.  The appropriate balance of the allowance for loan losses is determined by applying loss factors to the credit exposure from outstanding loans and unfunded loan commitments.  Estimated loss factors are based on objective and subjective measurements including management’s assessment of the internal risk classifications, changes in the nature of the loan portfolios, industry concentrations, and the impact of current local, regional, and national economic factors on the quality of the loan portfolio.  Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations, or liquidity.

Goodwill and Intangible Assets

At June 30, 2008, the Company had $23,015 in goodwill and other intangible assets.  In accordance with Financial Accounting Standard 142, Goodwill and Other Intangible Assets, assets with indefinite lives are no longer amortized, but instead are periodically tested for impairment.  Management performs an impairment analysis of the intangible assets with indefinite lives at least annually.  The last impairment test was performed at December 31, 2007.  At June 30, 2008, an interim analysis was not deemed necessary.

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

HIGHLIGHTS

					As of and
	For the three months ended Jun. 30,			For the six months ended Jun. 30,
	2008	2007	% Change	2008	2007	% Change

Net income	$3,007	$3,211	-6.35%	$6,086	$6,206	-1.93%

Earnings per share
Basic (1)	$0.25	$0.27	-7.41%	$0.51	$0.53	-3.77%
Diluted (1)	$0.25	$0.27	-7.41%	$0.51	$0.52	-1.92%

Assets, period-end				$1,035,771	$906,665	14.24%
Loans, period-end				$897,466	$795,746	12.78%
Core Deposits, period end (2) (3)				$606,238	$626,809	-3.28%
Deposits, period-end (3)				$674,915	$699,402	-3.50%

Return on avg. assets (4)	1.20%	1.42%		1.24%	1.40%
Return on avg. equity (4)	11.02%	12.66%		11.15%	12.47%
Return on avg. tangible equity (4) (5)	13.95%	16.48%		14.11%	16.30%

(1) All per share data have been retroactively adjusted to reflect
10% stock dividend declared and paid during second quarter 2007.
(2) Defined by the Company as demand, interest checking, money market, savings, and local time deposits, including local time deposits in excess of $100 thousand.
(3) Included a temporary deposit of $25,000 at June 30, 2007, which was subsequently withdrawn from the
Bank after the end of that quarter.
(4) Amounts annualized.
(5) Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.

The Company earned $3,007 in the second quarter 2008, a 6% decrease from net income of $3,211 for the same quarter last year.  The decline in net income in second quarter 2008 was due to a higher provision for loan losses, combined with growth in noninterest expenses.  Operating revenue consists of net interest income and noninterest income, each of which grew by $2,518 or 11.8% and $283 or 14.9%, respectively.  The growth in net interest income resulted from growth in average earning assets, which were up 11.5% in second quarter 2008 over second quarter 2007, and a stable net interest margin.

Period-end loans at June 30, 2008 showed growth of 12.8% over June 30, 2007.  Core deposits at June 30, 2008 were down 3.3% from June 30, 2007.  Excluding the temporary balance of $25,000 from June 30, 2007, core deposits at June 30, 2008 were up 0.7% over prior year.  Core deposits, which are defined as demand deposits, interest checking, money market account, and local time deposits (including local time deposits in excess of $100 thousand), constitute 90% of June 30, 2008 and 2007 outstanding deposits.  Noninterest-bearing demand deposits were $181,560 or 29.9% of outstanding core deposits at June 30, 2008.

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

The net interest margin as a percentage of earning assets for the second quarter 2008 was 5.24%, the same net interest margin as reported in second quarter 2007.  On a linked-quarter basis, the second quarter 2008 net interest margin of 5.24% was up 1 basis point from the first quarter 2008 net interest margin of 5.23%.   However, excluding the recovery of $116 of interest on a loan charged off in a previous period, the second quarter 2008 net interest margin would have been 5.19%.  There were a number of factors that contributed to the second quarter 2008 net interest margin compared to the first quarter 2008 net interest margin including the following: 1) a relatively balanced interest rate risk profile that permitted the Bank to lower rates on core deposits to match the rapid decline in short-term interest rates and the fact the Bank funds only a small percentage of its balance sheet with time deposits, thus reducing the lag effect of interest rate changes; 2) the activation of interest rate floors on a portion of the Bank’s variable rate loan portfolio; 3) the short maturity structure of the Bank’s alternative or wholesale funding, which allowed the Bank to refinance borrowings at much lower interest rates during the rapidly falling interest rate environment; and 4) the full impact of imaged cash letters presentment that lowered average cash and due from bank balances, thus reducing borrowed funds.   However, as the Company advised in its first quarter 2008 Form 10-Q, many of our core deposit rates were at or near practical floors, and when market interest rates last moved down on April 29, 2008, the Bank was unable to lower its core deposit rates, thus creating margin compression in the latter part of the second quarter.

There are a number of factors that suggest a lower net interest margin in the third and fourth quarters of 2008.  First, the Company continues to see a highly competitive environment for core deposits in terms of pricing as banks and other financial institutions strive to improve their liquidity positions.  In line with this competition, late in the second quarter 2008, the Bank implemented a bank-wide deposit promotion program that through June 30, 2008 had brought in approximately $38,000 in new deposits, however, at an average rate of approximately 3.30%.  Second, active interest rate floors that provided some protection during falling market interest rates are beginning to expire.  Based on June 30, 2008 data, active floors on approximately $44,000 of loans will expire during third quarter 2008 and an additional $30,000 will expire during fourth quarter 2008.  Third, during the latter part of the second quarter 2008, the Bank extended the maturities on approximately $30,000 of its overnight funding, at approximately 130 basis points over short-term borrowing rates.  Fourth, liquidity conditions for the financial services industry continue to keep deposit costs high relative to historical trends as evidenced by short-term national and brokered time deposit rates in the range of 3.40% to 3.80% or more than 100 basis points over current short-term borrowing rates.

The following table presents the condensed balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates on interest-bearing liabilities for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007:

Table I
Average Balance Analysis of Net Interest Earnings
(dollars in thousands)

	Quarter Ended June 30, 2008			Quarter Ended June 30, 2007
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
Interest Earning Assets
Federal funds sold and interest-
bearing deposits in banks	$461	$3	2.62%	$920	$11	4.80%
Securities available for sale (1):
Taxable	57,938	702	4.87%	37,455	389	4.17%
Tax-exempt	5,366	49	3.67%	3,878	36	3.72%
Loans, net of allowance for loan losses(2)(3)(4)	868,968	15,461	7.16%	794,288	17,315	8.74%
Total interest earning assets	932,733	16,215	6.99%	836,541	17,751	8.51%

Non Earning Assets
Cash and due from banks	18,257			24,003
Premises and equipment	20,943			19,213
Goodwill & other intangibles	23,046			23,537
Interest receivable and other	9,572			6,880
Total non interest assets	71,818			73,633

Total assets	$1,004,551			$910,174

Interest-Bearing Liabilities
Money market and NOW accounts	$362,010	$(1,423)	-1.58%	$353,263	$(3,381)	-3.84%
Savings deposits	20,956	(44)	-0.84%	25,429	(131)	-2.07%
Time deposits - core (5)	41,322	(324)	-3.15%	29,652	(306)	-4.14%
Total interest-bearing core deposits	424,288	(1,791)	-1.70%	408,344	(3,818)	-3.75%

Time deposits - non-core	43,077	(393)	-3.67%	73,290	(964)	-5.28%
Federal funds purchased	36,948	(234)	-2.55%	4,007	(56)	-5.61%
FHLB & FRB borrowings	208,989	(1,514)	-2.91%	144,132	(1,848)	-5.14%
Junior subordinated debentures	8,248	(125)	-6.10%	8,248	(127)	-6.18%
Total interest-bearing alternative funding	297,262	(2,266)	-3.07%	229,677	(2,995)	-5.23%
Total interest-bearing liabilities	721,550	(4,057)	-2.26%	638,021	(6,813)	-4.28%

Noninterest-Bearing Liabilities
Demand deposits	169,850			166,596
Interest payable and other	3,637			3,848
Total noninterest liabilities	173,487			170,444
Total liabilities	895,037			808,465
Stockholders' equity	109,514			101,709
Total liabilities and stockholders' equity	$1,004,551			$910,174
Net Interest Income		$12,158			$10,938
Net Interest Income as a Percent of Earning Assets		5.24%			5.24%

(1) Federal Home Loan Bank stock is included in securities available for sale.
(2) Nonaccrual loans have been included in average balance totals.
(3) Interest income includes recognized loan origination fees of $539 and $605 for the quarters ended
June 30, 2008 and 2007, respectively.
(4) Total includes loans held for sale.
(5) Core time deposits include all non-public time deposits, including non-public time deposits over $100.

Table I above shows that earning asset yields for the second quarter 2008 of 6.99% were down 152 basis points from second quarter 2007 due to the effect of the falling rate environment.  However, the cost of interest-bearing liabilities moved down more than earning asset yields dropping 202 basis points from 4.28% in second quarter 2007 to 2.26% in second quarter 2008.  The decline in the cost of interest-bearing core deposits of 205 basis points illustrates the Bank’s ability to reprice its core deposit base during a falling rate environment.  The decline of 216 basis points in the cost the Bank’s interest-bearing alternative funding from 5.23% in second quarter 2007 to 3.07% in second quarter 2008 reflected the relatively short maturity structure of the Bank’s alternative funding, which permitted repricing of this debt during the falling rate environment.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the quarters ended June 30, 2008 and June 30, 2007.

Table II
Analysis of Changes in Interest Income and Interest Expense
(dollars in thousands)
	Three Months Ended June 30, 2008 compared to June 30, 2007
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest
bearing deposits in banks	$(6)	$(2)	$(8)
Securities available-for-sale:
Taxable	211	$102	313
Tax-exempt	14	$(1)	13
Loans, net of allowance for loan losses	1,576	$(3,430)	(1,854)
Total interest income	1,795	(3,331)	(1,536)

Interest paid on:
Money market and NOW accounts	(25)	1,983	1,958
Savings deposits	10	77	87
Time deposits - core	(91)	73	(18)
Total interest-bearing core deposits	(106)	2,133	2,027

Time deposits - non-core	278	293	571
Federal funds purchased	(208)	30	(178)
FHLB &FRB borrowings	(465)	799	334
Junior subordinated debentures	0	2	2
Total interest-bearing alternative funding	(395)	1,124	729

Total interest expense	(501)	3,257	2,756

Net interest income	$1,295	$(75)	$1,220

The rate/volume analysis for the quarter ended June 30, 2008 in Table II above shows that interest income including loan fees declined by $1,536 from the same period last year.  Higher volumes of earning assets increased interest income by $1,795, while lower yields on earnings assets, primarily loans decreased interest income by $3,331.  The rate/volume analysis shows that interest expense for the quarter ended June 30, 2008 decreased by $2,756 from the same period last year, as changes in mix and higher volumes caused interest expense to increase by $501, which was more than offset by a decrease in interest expense of $3,257 due to lower rates.  Most of the decline in interest expense due to lower rates was generated by the Bank’s core deposit base and illustrates the Bank’s ability to reprice its core deposits.

The following table presents the condensed balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates on interest-bearing liabilities for the six months ended June 30, 2008 compared to June 30, 2007:

Table III
Average Balance Analysis of Net Interest Earnings
(dollars in thousands)

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
Interest Earning Assets
Federal funds sold and interest-
bearing deposits in banks	$580	$13	4.51%	$1,196	$29	4.89%
Securities available for sale (1):
Taxable	58,527	1,448	4.98%	37,693	781	4.18%
Tax-exempt	5,377	98	3.67%	3,740	66	3.56%
Loans, net of allowance for loan losses(2)(3)(4)	848,733	31,162	7.38%	775,659	33,522	8.72%
Total interest earning assets	913,217	32,721	7.21%	818,288	34,398	8.48%

Non Earning Assets
Cash and due from banks	18,258			23,204
Premises and equipment	20,941			19,275
Goodwill & other intangibles	23,074			23,569
Interest receivable and other	8,715			6,681
Total non interest assets	70,988			72,729

Total assets	$984,205			$891,017

Interest-Bearing Liabilities
Money market and NOW accounts	$373,996	$(3,501)	-1.88%	$349,680	$(6,705)	-3.87%
Savings deposits	20,929	(98)	-0.94%	25,728	(272)	-2.13%
Time deposits - core (5)	40,216	(716)	-3.58%	31,150	(638)	-4.13%
Total interest-bearing core deposits	435,141	(4,315)	-1.99%	406,558	(7,615)	-3.78%

Time deposits - non-core	40,664	(833)	-4.12%	69,368	(1,788)	-5.20%
Federal funds purchased	31,886	(464)	-2.93%	3,713	(98)	-5.32%
FHLB & FRB borrowings	185,634	(3,089)	-3.35%	133,358	(3,389)	-5.12%
Junior subordinated debentures	8,248	(246)	-6.00%	8,248	(252)	-6.16%
Total interest-bearing alternative funding	266,432	(4,632)	-3.50%	214,687	(5,527)	-5.19%
Total interest-bearing liabilities	701,573	(8,947)	-2.56%	621,245	(13,142)	-4.27%

Noninterest-Bearing Liabilities
Demand deposits	168,571			165,345
Interest payable and other	4,091			4,061
Total noninterest liabilities	172,662			169,406
Total liabilities	874,235			790,651
Stockholders' equity	109,970			100,366
Total liabilities and stockholders' equity	$984,205			$891,017
Net Interest Income		$23,774			$21,256
Net Interest Income as a Percent of Earning Assets		5.24%			5.24%

(1) Federal Home Loan Bank stock is included in securities available for sale.
(2) Nonaccrual loans have been included in average balance totals.
(3) Interest income includes recognized loan origination fees of $1,023 and $1,097 for the six months ended
June 30, 2008 and 2007, respectively.
(4) Total includes loans held for sale.
(5) Core time deposits include all non-public time deposits, including non-public time deposits over $100.

Table III shows that earning asset yields declined by 127 basis points through June 30, 2008 from June 30, 2007 from 8.48% to 7.21%.  The decline in earning asset yields was attributable to a 134 basis point drop in average loan yields, which resulted primarily from the recent rapid decline in short-term market interest rates, including the Bank’s prime-lending rate.  However, some of this decline was offset by improvement in the yield on the Bank’s securities portfolio, which was up 75 basis points in second quarter 2008 when compared to second quarter 2007.  This increase in the yield on securities was the direct result of the Bank’s purchase of approximately $25,000 in new securities from September 2007 through March 2008.

Table III also shows that rates paid on interest-bearing core deposits have moved down faster than yields on earning assets as evidenced by the 179 basis point decline.  Overall, the cost of interest-bearing liabilities of the Bank, which includes core deposits and alternative funding, has fallen 171 basis points in second quarter 2008 from second quarter 2007.

Finally, Table III illustrates the full effect of presentment of imaged cash letters to correspondent banks, which has significantly increased funds availability and reduced float, a non-earning asset.  This is evidenced by the $4,946 decline in average cash and due from bank balances in the non-earning asset section of the table.  This reduction in average cash and due from bank balances allowed the Bank to reduce its borrowed funds by a corresponding amount, thus decreasing interest expense and improving the net interest margin.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the six months ended June 30, 2008 and June 30, 2007.

Table IV
Analysis of Changes in Interest Income and Interest Expense
(dollars in thousands)
	Six Months Ended June 30, 2008 compared to June 30, 2007
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest
bearing deposits in banks	$(15)	$(1)	$(16)
Securities available-for-sale:
Taxable	435	232	667
Tax-exempt	29	3	32
Loans, net of allowance for loan losses	3,260	(5,620)	(2,360)
Total interest income	3,709	(5,386)	(1,677)

Interest paid on:

Money market and NOW accounts	(247)	3,451	3,204
Savings deposits	22	152	174
Time deposits - core	(163)	85	(78)
Total interest-bearing core deposits	(388)	3,688	3,300

Time deposits - non-core	583	372	955
Federal funds purchased	(410)	44	(366)
FHLB & FRB borrowings	(879)	1,179	300
Junior subordinated debentures	(1)	7	6
Total interest-bearing alternative funding	(707)	1,602	895

Total interest expense	(1,095)	5,290	4,195

Net interest income	$2,614	$(96)	$2,518

The year-to-date June 30, 2008 rate/volume analysis in Table IV above shows that interest income including loan fees declined by $1,677 from the same period last year.  Higher volumes of earning assets increased interest income by $3,709, while lower yields on earnings assets, primarily loans, decreased interest income by $5,386.  The rate/volume analysis shows that interest expense through June 30, 2008 decreased by $4,195 from the same period last year, as changes in mix and higher volumes caused interest expense to increase by $1,096, which was more than offset by a decrease in interest expense of $5,290 due to lower rates.  Most of the decline in interest expense due to lower rates was generated by the Bank’s core deposit base and illustrates the Bank’s ability to reprice its core deposits.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the first six months of 2008 and 2007:

	2008	2007

Balance, January 1	$8,675	$8,284
Provision charged to income	1,500	325
Loans charged against allowance	(413)	(43)
Recoveries credited to allowance	134	29

Balance, June 30	$9,896	$8,595

The year-to-date June 30, 2008 provision for loan losses was $1,500, compared to $325 for the same period last year.  The increase in the provision for loan losses was primarily attributable to the loan growth experienced during the first six months of 2008, and was not related to any identified deterioration in the overall credit quality of the loan portfolio.  The provision for loan losses in the third and fourth quarters 2008 is expected to be dependent mostly upon loan growth, however there is no certainty that a continued downturn in the economy may not cause deterioration in credit quality.

Year-to-date June 30, 2008 net charge offs were $279, compared to $14 in net charge offs reported for the same period in 2007.  Annualized net loan losses to average outstanding loans were 0.07% for second quarter 2008 compared to an insignificant amount for second quarter 2007.

The allowance for loan losses at June 30, 2008 was 1.10% of the period end loans, excluding loans held for sale, compared to 1.05% and 1.08% at December 31, 2007 and June 30, 2007, respectively.  At June 30, 2008, the allowance for loan losses as a percentage of net nonperforming loans was 214.66% or 2.1 times the level of net nonperforming loans.  At June 30, 2008, unallocated portion of the allowance for loan losses was above 9.5% and at the high end of the approved range.  The allowance at June 30, 2008 includes $516 in specific allowance (included in the ending allowance above) for impaired loans, which total $4,610, net of government guarantees.  At December 31, 2007, the Company had $3,671 of impaired loans with a specific allowance of $160 assigned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more, and other real estate owned for the periods covered in this report:

	June 30, 2008	Dec. 31, 2007	June 30, 2007
Nonaccrual loans	$5,156	$4,122	$103
90 days past due and accruing interest	-	-	-
Total nonperforming loans	5,156	4,122	103
Nonperforming loans guaranteed by government	(546)	(451)	-
Net nonperforming loans	4,610	3,671	103
Foreclosed assets	3,030	423	-
Total nonperforming assets, net of guaranteed loans	$7,640	$4,094	$103

Non performing assets as a percentage of total assets	0.74%	0.43%	0.01%

Nonperforming assets increased by $1,643 during second quarter from the end of first quarter 2008.  This increase was primarily attributable to the addition of a single loan of $1,660 to nonaccrual status during the second quarter 2008.  This loan had previously been discussed in the Bank’s first quarter 2008 Form 10-Q.  Nonaccrual loans at June 30, 2008 consist of 19 residential consumer construction loans totaling approximately $2,900 and the single loan of $1,660 noted above.  Losses on the nonperforming loans in the consumer residential construction portfolio are not expected to be significant due to their collateral value as well as a cash-secured 20% guarantee for these loans.  The other real estate owned of $3,030 at June 30, 2008 consists of 17 residential properties.  Although this number has increased from the five properties owned at March 31, 2008, two of those properties were sold subsequent to the end of the first quarter and an additional sale has closed subsequent to the end of the second quarter.  In addition, eight properties are currently listed for sale.

Noninterest Income

Noninterest income was $2,180 through June 30, 2008, up $283 or 15% over the same period in 2007.  The increase in year-to-date noninterest income when compared to 2007 was attributable to increased account service charges, up $106 or 15%, increased merchant bankcard fees, which were up $65 or 12%, and increased other income of $107 or 26%. The increase in account service charges was directly related to lower market interest rates, which lowered the earnings credit on analyzed business accounts to 1.6%, down more than 350 basis points from a year ago. This has increased fee income as the earnings on many business accounts were not sufficient to cover the costs.  The increase in merchant bankcard fees was due to higher sales volume and improved margins.  The increase in the other income category was primarily due to a $71 gain on the disposal of assets from insurance proceeds related to the Bellevue, Washington office.

On a linked quarter basis, noninterest income in second quarter 2008 of $1,163 was up $146 over first quarter 2008 noninterest income of $1,017.  The increase in linked quarter noninterest income can be primarily attributable to the gain on disposal previously mentioned.  Looking forward to third quarter 2008, the Company expects noninterest income to be similar to second quarter 2008.

Noninterest Expense

Noninterest expense through June 30, 2008 was $14,630, an increase of $1,759 or 14% over the same period in 2007.  Year-to-date June 30, 2008 personnel expense increased 15% and accounted for $1,200 of the total expense increase.  Increased salary expense and increased benefits and taxes accounted for $838 and $419 of the increase in personnel expense, respectively.  Approximately $273 of the increase in salary expense was due to lower loan origination costs, which are a direct offset to salary expense, while $565 of the increase in salaries was due to staff additions and salary increases.  The increase in benefits and taxes was primarily attributable to higher group insurance costs, up $185 over last year and increased incentive compensation accruals, up $165 over last year.  A number of other expense categories also showed increases for year-to-date June 30, 2008 when compared to year-to-date June 30, 2007, including premises and equipment expense, legal fees, FDIC insurance, and correspondent bank fees.  Premises and equipment expense increased $440 or 29% through June 30, 2008 over the same period last year due to the new Tualatin office coming on line in December 2007, the reopening of the Bellevue office, which was closed last year in the first quarter due to a crane accident, and the expansion of space at the Bank’s KOIN Center office in downtown Portland.  Year-to-date June 30, 2008 legal fees were up $82 over the same period in 2007 and were related primarily to work on resolving problem credits.  FDIC insurance through June 30, 2008 was up $149 from the same period last year as the credit the Bank received from the FDIC when the new pricing was implemented was exhausted during 2007.

On a linked-quarter basis, second quarter 2008 noninterest expense was up $296 from first quarter 2008.   The linked-quarter increase in noninterest expense was primarily attributable to increased personnel expense, with salary expense up approximately $160 due to the full quarter effect of officer salary increases, which were all effective on March 1st each year.  In addition, a linked quarter increase in group insurance expense of $159 occurred due to higher claim levels experienced in the Bank’s self-insured medical plan.  Looking forward to third quarter 2008, the Company expects group insurance expense to abate somewhat and that noninterest expense in third quarter 2008 will be comparable to second quarter 2008 expense levels.

BALANCE SHEET

Loans

At June 30, 2008, outstanding loans net of deferred loan fees and excluding loans held for sale, were $897,466, up $101,720 or 13% over outstanding loans of $795,746 at June 30, 2007 and up $75,144 or 9% from December 31, 2007 outstanding loans of $822,322.  A summary of outstanding loans by market at June 30, 2008, December 31, 2007 and June 30, 2007 follows:

	Balance	Balance	Balance
	June 30, 2008	Dec. 31, 2007	June 30, 2007

Lane County Market	$224,276	$217,962	$217,148

Portland Market	412,566	389,053	389,804

Seattle Market	260,624	215,307	188,794

Total	$897,466	$822,322	$795,746

While the Bank’s new loan pipelines are good in all three of the Bank’s principal markets, prevailing economic conditions in the Northwest and the expected continued contraction of the Bank’s residential construction loan portfolio suggest slower loan growth in subsequent quarters.

Securities

At June 30, 2008, the Bank had $51,785 in securities classified as available-for-sale.  At June 30, 2008, $26,437 of these securities were pledged as collateral for FHLB of Seattle borrowings, public deposits in Oregon and Washington, and to the Federal Reserve Bank of San Francisco to support balances in its Treasury, Tax and Loan deposit account.

Goodwill and Intangible Assets

At June 30, 2008, the Company had a recorded balance of $22,030 in goodwill from the November 30, 2005 acquisition of Northwest Business Financial Corporation (NWBF).  In addition, at June 30, 2008 the Company had $985 core deposit intangible assets resulting from the acquisition of NWBF.  The core deposit intangible was determined to have an expected life of approximately seven years and is being amortized over that period using the straight-line method and has approximately five years remaining on the amortization schedule.  In accordance with Financial Accounting Standard (“FAS”) 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment.  Management performs an impairment analysis of the intangible assets with indefinite lives at least annually.  The last impairment test was performed at December 31, 2007.  At June 30, 2008, an interim analysis was not deemed necessary.

Deposits

Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and local time deposits, including local time deposits in excess of $100 thousand, were $606,238 and represented 90% of total deposits at June 30, 2008.  Outstanding core deposits at June 30, 2008 were down $20,571 or 3% from outstanding core deposits at June 30, 2007.  However, approximately $25,000 of core deposits at June 30, 2007 in the Portland market were temporary in nature and were withdrawn from the Bank shortly following the end of the quarter.  Total outstanding deposits at June 30, 2008 were $674,915, an increase of $24,487 over outstanding deposits of $699,402 at June 30, 2007 and an increase of $30,491 over December 31, 2007 deposits of $644,424.  A summary of outstanding core deposits by market and other deposits classified as alternative funding at June 30, 2008, December 31, 2007, and June 30, 2007 follows:

	Balance	Balance	Balance
	June 30, 2008	Dec. 31, 2007	June 30, 2007

Lane County Market core deposits	$406,300	$405,351	$382,873

Portland Market core deposits	111,817	109,698	156,806

Seattle Market core deposits	88,121	100,843	87,130

Total core deposits	606,238	615,892	626,809

Other deposits	68,677	28,532	72,593

Total	$674,915	$644,424	$699,402

The prospects for core deposit growth in the third quarter 2008 are good as the Bank’s new business opportunity pipelines are increasing in all three of the Bank’s principal markets.  In addition, the Bank implemented a core deposit promotion during the latter part of second quarter 2008, which is expected to accelerate core deposit growth in the third quarter, which historically has been a quarter of strong core deposit growth.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures at June 30, 2008, which were issued in conjunction with the acquisition of NWBF.  At June 30, 2008, the entire $8,248 in junior subordinated debentures had an interest rate of 6.265% that is fixed through November 2010 and qualified as Tier 1 capital under regulatory capital purposes.  Additional information regarding the terms of the junior subordinated debentures, including maturity/repricing dates and interest rate, is included in Note 12 of the Notes to Consolidated Financial Statements in the Company’s 2007 annual Form 10-K.

Capital Resources

Capital is the stockholders’ investment in the Company.  Capital grows through the retention of earnings and the issuance of new stock through the exercise of stock options and decreases through the payment of dividends and share repurchase programs.  Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Banking regulations require the Company to maintain minimum levels of capital.  The Company manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating).  A “well-capitalized” rating from the FDIC requires that the Company maintain risk-based capital levels of 10% of total risk-based assets.  At June 30, 2008, the Company’s total capital to risk weighted assets was 10.69% compared to 10.84% at June 30, 2007.

The Company’s Board of Directors reviews its dividend considerations so that cash dividends, when and if declared by the Company, would typically be paid in mid-March, June, September, and December of each year.  During the first two quarters of 2008, the Company declared quarterly dividends of $0.10 per share paid on March 14, 2008 and June 13, 2008 to shareholders of record on March 4, 2008 and June 3, 2008, respectively.  If the Company maintains the $0.10 per share dividend amount for each quarter during 2008, that would result in an annual dividend of $0.40 per share, and would equate to a 14% increase over the prior year.

The Company expects that earnings retention and existing capital will be sufficient to fund anticipated asset growth and shareholder dividends, while maintaining a well-capitalized designation from the FDIC.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit.  The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products.  In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract.  Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  At June 30, 2008, the Bank had $235,043 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The credit risk involved is essentially the same as that involved in extending loan facilities to customers.  At June 30, 2008, the Bank had $2,037 in letters of credit and financial guarantees written.

In prior quarterly reports on the Form 10-Q, the Company reported that the Bank had internal guidance lines of credit established for certain borrowers, primarily in the residential construction industry.  These guidance lines were not contractual commitments to extend credit, and could be terminated by the Bank for any reason without any obligation to the borrower.  On June 30, 2008, the Bank suspended all internal guidance lines for residential construction loans.

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

Core deposits represented 90% of total deposits at June 30, 2008 and June 30, 2007.  The growth in average core deposits was not sufficient to fund loan growth during the quarter as the Bank experienced strong quarterly loan growth during the second quarter 2008 of approximately $31,500.  The majority of the loan growth during the quarter was funded through the use of alternative funding sources.  At June 30, 2008, alternative funding sources were funding 30% of total Company assets compared to 22% and 18% of total assets at December 31, 2007 and June 30, 2007, respectively.  Historically, the Bank does experience growth in its core deposit base over the entire course of the third quarter, and combined with the current deposit promotion in all three markets, this core deposit growth is expected to fund projected loan growth in the third quarter of 2008.

Borrowing lines have been established at various correspondent banks, the Federal Home Loan Bank of Seattle and with the Federal Reserve Bank of San Francisco.  At June 30, 2008, the Bank had secured and unsecured borrowing lines totaling approximately $440,000 consisting of $299,000 with the Federal Home Loan Bank of Seattle, $118,000 with various correspondent banks, and $23,000 with the Federal Reserve Bank of San Francisco.  The Federal Home Loan Bank borrowing line is limited to the amount of collateral pledged.  At June 30, 2008, the Bank had collateral pledged to the FHLB in the form of commercial real estate loans and securities that had a discounted collateral value of approximately $219,000 for this line.  The $23,000 borrowing line with the Federal Reserve Bank of San Francisco is also secured through the pledging of commercial loans under the Bank’s Borrower-In-Custody program.  The $118,000 in borrowing lines with correspondent banks is unsecured.  At June 30, 2008, the Bank had $220,000 in borrowings outstanding from the FHLB of Seattle and the Federal Reserve Bank of San Francisco and $19,000 outstanding on its overnight correspondent bank lines.  In addition, the Bank is part of the State of Oregon and State of Washington community bank time deposit programs and at June 30, 2008 had approximately $4,500 available from these sources.  The Bank’s loan portfolio also contains approximately $25,000 in unpledged securities and $29,895 in guaranteed government loans, which can be sold on the secondary market.

Item 3.  Quantitative and Qualitative Disclosures on Market Risk

There has been no material change in the Bank’s exposure to market risk.  Readers are referred to the Bank’s Form 10-K and the Annual Report to Shareholders for the period ending December 31, 2007, for specific discussion.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of June 30, 2008, the date of this quarterly report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors during the first six months of 2008 that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses in our internal controls, therefore no corrective actions were taken.

PART II.  Other Information

Item 1A.  Risk Factors

The following is a discussion of the most significant risks and uncertainties that may affect our business, financial condition and future results.

Fluctuating interest rates can adversely affect our profitability

The Company’s profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities.  Because of the differences in maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities.  Accordingly, fluctuations in interest rates could adversely affect the Company’s interest rate spread, and, in turn, profitability.  Because the Company is asset sensitive, we seek to manage our interest rate risk within well established guidelines.  Generally, the Company seeks an asset and liability structure that insulates net interest income from large deviations attributable to changes in market rates.

Our allowance for loan losses may not be adequate to cover actual loan losses, which could adversely affect our earnings

The Company maintains an allowance for loan losses in an amount that we believe is adequate to provide for losses inherent in the portfolio.  While we strive to carefully manage and monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans.  By managing our credit quality, we attempt to identify deteriorating loans before they become nonperforming assets and adjust the loan loss reserve accordingly.  However, because future events are uncertain, and if the economy continues to soften, there may be loans that deteriorate to a nonperforming status in an accelerated time frame.  As a result, future additions to the allowance may be necessary.  Because the loan portfolio contains a number of loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans, requiring an increase to the loan loss allowance.  Additionally, future additions to the allowance may be required based on changes in the mix of loans comprising the portfolio, changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the allowance.  Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses.  These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours.  Any increase in the allowance for loan losses could have a negative effect on our financial condition and results of operation.

Concentration in real estate market

The Company has a concentration of loans secured by real estate and additional downturn in the real estate market, for any reason, could hurt our business and our prospects.  Our business activities and credit exposure are concentrated in loans secured by real estate.  A further decline in the real estate market could negatively affect our business because the collateral securing those loans may decrease in value.  Additional downturn in the local economy could have a material adverse effect both on the borrowers’ ability to repay these loans, as well as the value of the real property held as collateral.  Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we be would more likely to suffer losses on defaulted loans.

Tightening of credit markets and liquidity risk

A tightening of the credit market and the inability to obtain adequate money to fund continued loan growth may negatively affect our asset growth and liquidity position and, therefore, our earnings capability.  In addition to core deposit growth, maturity of investment securities and loan payments, the Company also relies on alternative funding sources through correspondent banking, national certificates of deposit and borrowing lines with the Federal Reserve Bank and FHLB to fund loans.  In the event of a downturn in the economy, particularly in the housing market, these resources could be negatively affected, both as to price and availability, which would limit and or raise the cost of the funds available to the Company.

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

The FDIC likely will increase insurance premiums to rebuild and maintain the federal deposit insurance fund.

Based on recent events and the state of the economy, it is likely that the FDIC may increase federal deposit insurance premiums as early as September 2008.  Depending on circumstances, this increase may be relatively significant and will add to our cost of operations.  It is too soon to predict the exact amount of any premium increase or the impact on the Company.

Item 4.  Submissions of Matters to a Vote of Security Holders

(a)	Pacific Continental Corporation’s Annual Shareholders’ Meeting was held on April 21, 2008

(b)	Not Applicable

(c)
A brief description of the matter voted upon at the Annual Meeting and number of votes cast for or withheld, including a separate tabulation with respect to each nominee to serve on the Board is presented below:

1)	Election of (11) eleven Directors for a one-year term expiring in 2009.

Directors:

Robert Ballin
Votes Cast For:	10,050,446
Votes Withheld:	277,806

Hal M. Brown
Votes Cast For:	10,256,102
Votes Withheld:	72,150

Larry G. Campbell
Votes Cast For:	10,056,631
Votes Withheld:	271,621

Cathi Hatch
Votes Cast For:	10,030,889
Votes Withheld:	297,363

Michael E. Heijer
Votes Cast For:	10,265,948
Votes Withheld:	62,304

Michael S. Holcomb
Votes Cast For:	10,265539
Votes Withheld:	62,713

Michael D. Holzgang
Votes Cast For:	10,208,200
Votes Withheld:	120,052

Donald L. Krahmer, Jr.
Votes Cast For:	10,135,661
Votes Withheld:	192,591

Donald G. Montgomery
Votes Cast For:	10,050,746
Votes Withheld:	277,506

John H. Rickman
Votes Cast For:	10,269,255
Votes Withheld:	58,997

R. Jay Tejera
Votes Cast For:	10,265,948
Votes Withheld:	62,304

Item 6.  Exhibits

(a)	Exhibits

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

PACIFIC CONTINENTAL CORPORATION
(Registrant)

Dated August 7, 2008	/s/ Hal Brown
Hal Brown
President and Chief Executive Officer

Dated August 7, 2008	/s/ Michael A. Reynolds
Michael A. Reynolds
Executive Vice President and Chief Financial Officer