Form 10-Q
period 2008-09-30
PACIFIC CONTINENTAL CORP
filed 2008-11-06
CIK 1084717

As Filed with the Securities & Exchange Commission on November 6, 2008

SECURITIES & EXCHANGE COMMISSION

FORM 10-Q

[ X ]                      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.

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
Smaller Reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act     Yes  __                   No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock outstanding as of October 31, 2008:                                                                                                   12,012,819

PACIFIC CONTINENTAL CORPORATION
FORM 10-Q
QUARTERLY REPORT

CONSOLIDATED INCOME STATEMENTS
Amounts in $ 000’s, Except for Per Share Data
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest and dividend income
Loans	$16,019	$16,931	$47,181	$50,453
Securities	647	472	2,070	1,310
Dividends on Federal Home Loan Bank stock	9	5	132	14
Federal funds sold	5	11	18	40
	16,680	17,419	49,401	51,817

Interest expense
Deposits	2,696	4,946	7,844	14,350
Federal Home Loan Bank & Federal Reserve borrowings	1,463	1,160	4,552	4,549
Trust preferred securities	127	128	373	380
Federal funds purchased	91	207	555	304
	4,377	6,441	13,324	19,583

Net interest income	12,303	10,978	36,077	32,234

Provision for loan losses	1,050	125	2,550	450
Net interest income after provision for loan losses	11,253	10,853	33,527	31,784

Noninterest income
Service charges on deposit accounts	421	342	1,217	1,032
Other fee income, principally bankcard	470	426	1,378	1,206
Loan servicing fees	20	25	68	74
Mortgage banking income	72	90	291	279
Other noninterest income	64	114	273	303
	1,047	997	3,227	2,894

Noninterest expense
Salaries and employee benefits	4,670	3,938	13,705	11,773
Premises and equipment	995	799	2,967	2,331
Bankcard processing	143	141	421	397
Business development	315	308	966	1,130
Other noninterest expense	1,374	1,213	4,068	3,639
	7,497	6,399	22,127	19,270

Income before provision for income taxes	4,803	5,451	14,627	15,408
Provision for income taxes	1,783	2,030	5,521	5,781

Net income	$3,020	$3,421	$9,106	$9,627

Earnings per share
Basic	$0.25	$0.29	$0.76	$0.82
Diluted	$0.25	$0.29	$0.76	$0.80

Weighted average shares outstanding
Basic	11,978	11,848	11,960	11,808

Common stock equivalents
attributable to stock-based awards	55	133	60	153
Diluted	12,033	11,981	12,020	11,961

See accompanying notes.

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in $ 000’s
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$3,020	$3,421	$9,106	$9,627

Other comprehensive income:
Unrealized gains (losses) arising during the period	(532)	345	(1,330)	174

Income tax (expense) benefit	204	(132)	510	(67)
Net unrealized gains on securities
available for sale	(328)	213	(820)	107
Comprehensive Income	$2,692	$3,634	$8,286	$9,734

See accompanying notes.

CONSOLIDATED BALANCE SHEETS
Amounts in $ 000’s
(Unaudited)

	September 30,	Dec. 31,	September 30,
	2008	2007	2007
ASSETS
Cash and due from banks	$21,510	$23,809	$20,357
Interest-bearing deposits with banks	290	410	410
Federal funds sold	-	1,857	130
Total cash and cash equivalents	21,800	26,076	20,897

Securities available-for-sale	49,848	53,994	50,345
Loans held for sale	447	-	-
Loans, less allowance for loan losses	913,430	813,647	795,184
Interest receivable	4,096	3,652	4,277
Federal Home Loan Bank stock	9,198	3,795	3,480
Property, net of accumulated depreciation	21,000	20,876	19,934
Goodwill and other intangible assets	22,960	23,127	23,182
Other assets	9,105	4,104	3,590

Total assets	$1,051,884	$949,271	$920,889

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-bearing demand	$178,632	$175,941	$175,932
Savings and interest-bearing checking	413,688	401,714	405,578
Time $100,000 and over	61,850	31,856	47,025
Other time	57,470	34,913	54,679
Total deposits	711,640	644,424	683,214

Federal funds purchased	38,460	5,360	13,500
Federal Home Loan Bank and Federal Reserve borrowings	176,000	179,500	107,500
Junior subordinated debentures	8,248	8,248	8,248
Accrued interest and other payables	4,338	4,230	4,010
Total liabilities	938,686	841,762	816,472

Stockholders' equity
Common stock, 25,000,000 shares authorized
issued & outstanding: 11,994,363 at Sept. 30, 2008,
11,934,866 at December 31, 2007, and
11,865,541 at Sept. 30, 2007	62,037	77,909	60,304
Retained earnings	52,003	29,622	44,251
Accumulated other comprehensive loss	(842)	(22)	(138)
	113,198	107,509	104,417

Total liabilities and stockholders’ equity	$1,051,884	$949,271	$920,889

See accompanying notes.

 CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in $ 000’s
(Unaudited)

	For nine months ended September 30,
	2008	2007

Net cash provided by operating activities	$11,340	$12,643

Cash flows from investing activities
Proceeds from sales and maturities of investment securities	15,115	6,111
Purchase of available for sale investment securities	(12,158)	(17,417)
Loans made net of principal collections received	(95,726)	(67,432)
Proceeds from sale of loans	-	31,510
Purchase of loans	(12,120)	(118)
Cash paid for acquisitions	(2)	(15)
Purchase of property	(1,216)	(2,327)
Proceeds on sale of foreclosed assets	3,152	-
Purchase of energy tax credits	(1,000)	-
Purchase of FHLB stock	(5,403)	-

Net cash provided by investing activities	(109,358)	(49,688)

Cash flow from financing activities
Change in deposits	67,217	41,942
Change in federal funds purchased and
FHLB & FRB short-term borrowings	73,100	14,090
Proceeds from FHLB term advances	692,500	436,500
FHLB term advances paid-off	(736,000)	(465,804)
Proceeds from stock options exercised	514	1,366
Excess tax benefit of stock options exercised	-	172
Dividends paid	(3,589)	(3,102)

Net cash provided by financing activities	93,742	25,164

Net decrease in cash and cash equivalents	(4,276)	(11,881)

Cash and cash equivalents, beginning of period	26,076	32,778

Cash and cash equivalents, end of period	$21,800	$20,897

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

Certain amounts contained in the prior period consolidated financial statements have been reclassified where appropriate to conform with the financial statement presentation used in the current period.  These reclassifications had no effect on previously reported net income.

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

2. Stock Option Plans

Pursuant to the approval of the 2006 Stock Option and Equity Compensation Plan (the “2006 SOEC Plan”) at the annual shareholders’ meeting in April 2006, incentive stock options, nonqualified stock options, restricted stock, restricted stock units, or stock appreciation rights may be awarded to attract and retain the best available personnel for positions of responsibility with the Company and its subsidiaries.  Upon adoption of the 2006 SOEC Plan, the Company’s 1999 Employees’ Stock Option Plan (“1999 ESOP Plan”) and the Directors’ Stock Option Plan (“1999 DSOP Plan”) were cancelled and no longer available for future grants.  The exercise price for shares of common stock subject to an option under the 2006 SOEC Plan shall not be less than 100% of the fair market value of a share of common stock as of the date of grant of the option; provided, however, that in the case of an incentive stock option granted to an employee who immediately before the grant of such incentive stock option is a shareholder-employee, the incentive stock option exercise price shall be at least 110% of the fair value of the common stock as of the date of grant of the incentive stock option. The Compensation Committee of the Board of Directors may impose any terms or conditions on the vesting of an award that it determines to be appropriate.  For the quarter ended September 30, 2008, the Company issued no incentive stock options.

Pursuant to the Company’s 2006 SOEC Plan, stock appreciation rights (SARs) may be granted to employees.  The stock appreciation rights may be settled in cash or cash and common stock as determined at the date of issuance.  The Compensation Committee of the Board of Directors determines vesting provisions when awards are granted, and the awards granted generally vest over three or four years and have a maximum life of ten years.  SARs settled in stock are recognized as equity-based awards while SARs settled in cash are recognized on the balance sheet as liability-based awards, both of which are granted at the fair market value of our common stock at the grant date.  The grant-date fair value of the liability based awards vesting in the current period, along with the change in fair value of the awards during the period, are recognized as compensation expense and as an adjustment to the recorded liability.  For the quarter ended September 30, 2008, the Company issued no SARs.

Also, pursuant to the Company’s 2006 SOEC Plan, non-qualified options and restricted stock awards may be granted to directors.  Stock options may be granted at exercise prices of not less than 100% of the fair market value of our common stock at the grant date.  Restricted stock awards may be granted at the fair market value on the date of the grant.  The maximum life of options granted under this plan is ten years from the grant date.  For the quarter ended September 30, 2008, the Company issued no stock options or restricted stock awards to its Directors.

The following tables identify the compensation expenses and tax benefits received by the Company according to the compensation plans and awards described above for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30, 2008		Three months ended September 30, 2007
	Comp. Exp.	Tax Benefit	Comp. Exp.	Tax Benefit
1999 ESOP Plan	$42	$-	$75	$-
1999 DSOP Plan	-	-	-	-
2006 SOEC - ISOs	41	-	28	-
2006 SOEC - SARS stock	47	18	34	-
2006 SOEC - SARS cash	10	4	15	6
2006 SOEC - DSOs	7	3	7	2
2006 SOEC - DRSA	18	7	-	-
Total	$165	$32	$159	$8

	Nine months ended		Nine months ended
	September 30, 2008		September 30, 2007
	Comp. Exp.	Tax Benefit	Comp. Exp.	Tax Benefit
1999 ESOP Plan	$130	$-	$228	$-
1999 DSOP Plan	-	-	7	3
2006 SOEC - ISOs	118	-	80	-
2006 SOEC - SARS stock	136	52	94	-
2006 SOEC - SARS cash	1	-	40	22
2006 SOEC - DSOs	21	8	19	10
2006 SOEC - DRSA	42	16	-	-
Total	$448	$76	$468	$35

Stock Options –
The following table provides the weighted-average fair values for stock options granted during the three and nine months ended September 30, 2008 and 2007.  These values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007

Expected life in years (1)	-	-	7.01	5.61
Volatility (1)	-	-	18.93%	17.87%
Interest Rate (2)	-	-	3.44%	4.81%
Yield Rate (3)	-	-	2.77%	1.58%

Average Fair-Value	$-	$-	$2.59	$4.18
(1)	Volatility and expected life are based on historical experience over a period equivalent to the expected life in years.
(2)	Interest rates are based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
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

A summary of stock option activity for all Company plans for the fiscal year ending September 30, 2008 is presented below:

Total Stock Options	Shares	Average Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	698	$13.46
Granted	94	1.55
Exercised	(55)	8.11
Forfeited or expired	(23)	15.64
Outstanding at September 30, 2008	714	$13.77	3.80	$1,119

Exercisable at September 30, 2008	445	$12.56	1.48	$1,097

Nonvested Options	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2007	233	$3.48
Granted	94	2.59
Vested	(47)	(1.09)
Forfeited or expired	(11)	3.21
Outstanding at September 30, 2008	269	$3.98

A summary of value received by employees and directors exercising stock options for the three and nine month periods ending September 30, 2008 and 2007 is presented below:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2008	2007	2008	2007
Total intrinsic value of
stock options exercised	$61	$215	$218	$1,206

Stock Appreciation Rights -
The following table provides the weighted-average fair values for stock appreciation rights (SARs) to be settled in stock and granted during the nine months ended September 30, 2008.  These are considered to be equity-based awards.  The values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2008	2007	2008	2007

Expected life in years (1)	-	-	6.01	6.00
Volatility (1)	-	-	16.99%	18.68%
Interest Rate (2)	-	-	3.21%	4.81%
Yield Rate (3)	-	-	2.78%	1.58%

Average Fair-Value	$-	$-	$2.15	$4.45

(1)	Volatility and expected life are based on historical experience over a period equivalent to the expected life in years.
(2)	Interest rates are based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
(3)
The Company has paid cash dividends on common stock since 1985.  Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date.

A summary of SAR – stock award activity during the current fiscal year is presented below:

Total SAR - Stock Awards	Awards	Average Price Per Award	Weighted-Average Remaining Contractual Life
Outstanding at December 31, 2007	155	$17.44
Granted	128	-
Exercised	-	-
Forfeited or expired	(13)	16.61
Outstanding at September 30, 2008	270	$16.03	8.75

Exercisable at September 30, 2008	53	$17.09	8.12

Nonvested SAR - Stock Awards	Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2007	137	$ 4.22
Granted	128	2.15
Vested	(36)	4.21
Forfeited or expired	(12)	3.69
Outstanding at September 30, 2008	217	$ 3.03

The following table provides the weighted-average fair values for stock appreciation rights (SARs) to be settled in cash granted during the nine months ended September 30, 2008.  These are considered to be liability-based awards.  The values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2008	2007	2008	2007

Expected life in years (1)	-	-	5.01	6.00
Volatility (1)	-	-	15.89%	18.68%
Interest Rate (2)	-	-	3.01%	4.81%
Yield Rate (3)	-	-	2.77%	1.58%

Average Fair-Value	$-	$-	$1.85	$4.45

1)	Volatility and expected life are based on historical experience over a period equivalent to the expected life in years.
2)	Interest rates are based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
3)
The Company has paid cash dividends on common stock since 1985.  Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date.

A summary of SAR – cash awards activity during the current fiscal year is presented below:

Total SAR - Cash Awards	Shares	Average Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding at December 31, 2007	116	$17.41
Granted	93	14.43
Exercised	-	-
Forfeited or expired	(14)	16.36
Outstanding at September 30, 2008	195	$16.06	8.73

Exercisable at September 30, 2008	40	$17.06	8.11

Nonvested SAR - Cash Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2007	102	$4.22
Granted	93	1.85
Vested	(27)	4.17
Forfeited or expired	(13)	3.32
Outstanding at September 30, 2008	155	$2.88

For any future grants, as required by FAS 123R, the Company will estimate the impact of forfeitures based  on our historical experience with previously granted stock options, and consider the impact of the forfeitures when determining the amount of expense to record for both stock and cash settled SARs.

At September 30, 2008, the Company has estimated unrecognized compensation expense of approximately $508, $475 and $126 for unvested stock options, SAR – stock awards and SAR – cash awards, respectively.  These amounts are based on forfeiture rates of 20% for all awards granted to employees.  The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested stock options, SAR – stock awards and SAR – cash awards is approximately 2.46, 2.68 and 3.06  years, respectively.

3. Loans

Major classifications of period end loans are as follows:

	September 30, 2008	December 31, 2007	September 30, 2007

Commercial loans	$210,695	$188,940	$186,026
Real estate loans	701,093	627,140	612,712
Consumer loans	13,984	8,226	7,153

	925,772	824,306	805,891
Deferred loan origination fees	(1,670)	(1,984)	(1,973)

	924,102	822,322	803,918
Allowance for loan losses	(10,672)	(8,675)	(8,734)

	$913,430	$813,647	$795,184

Allowance for loan losses

Below is a summary of additions, charge-offs and recoveries within the allowance for loan losses for the nine month periods ending September 30, 2008 and 2007:

	2008	2007

Balance, January 1	$8,675	$8,284
Provision charged to income	2,550	450
Loans charged against allowance	(723)	(61)
Recoveries credited to allowance	170	61

Balance, September 30	$10,672	$8,734

The recorded investment in impaired loans, net of government guarantees, totaled $3,077 and $1,554 at September 30, 2008 and 2007, respectively.  The specific valuation allowance for impaired loans was $583 and $291 at September 30, 2008 and 2007, respectively, and is included in the ending allowance shown above.  The average recorded investment in impaired loans was approximately $5,076 and $1,029 during the first nine months of 2008 and 2007, respectively.  Interest income recognized on impaired loans was $0 and $110 in the first nine months of 2008 and 2007, respectively.

A substantial portion of the loan portfolio is collateralized by real estate, and is, therefore, susceptible to changes in local market conditions.  Management believes that the loan portfolio is diversified among industry groups.  At September 30, 2008, outstanding residential construction loans totaled $87,496 and represented 9.5% of total outstanding loans.  In addition, at September 30, 2008, unfunded loan commitments for residential construction totaled $25,210.  Outstanding residential construction loans at December 31, 2007 were $96,918 or 11.8% of total outstanding loans, and unfunded commitments for residential construction totaled $46,461.  Outstanding loans to dental practitioners totaled $112,899 and represented 12.2% of total outstanding loans at September 30, 2008.  There are no other industry concentrations in excess of 10% of total outstanding loans.  It is management’s opinion that the allowance for loan losses is adequate to absorb known and inherent risks in the loan portfolio.  However, actual results may differ from these estimates.

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

Level 1 – Quoted prices for identical instruments in active markets.

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

The table below shows assets measured at fair value as of September 30, 2008:

		Fair Value
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Recurring Items
Available-for-sale securities	$49,848	$-	$49,848	$-

Non-Recurring Items
Goodwill	22,031	-	-	22,031
Loans measured for impairment
(net of guarantees)	3,077	-	-	3,077
Other real estate owned	3,186	-	-	3,186

Total	$78,142	$-	$49,848	$28,294

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Pacific Continental Corporation and its wholly-owned subsidiary Pacific Continental Bank operating results and financial condition for the nine and three months ended September 30, 2008.  When warranted, comparisons are made to the same period in 2007 and to the previous year ended December 31, 2007.  The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report.  The reader is assumed to have access to the Company’s Form 10-K for the previous year ended December 31, 2007, which contains additional statistics and explanations.  All numbers, except per share data, are expressed in thousands of dollars.

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

Goodwill and Intangible Assets

At September 30, 2008, the Company had $22,960 in goodwill and other intangible assets.  In accordance with Financial Accounting Standard 142, Goodwill and Other Intangible Assets, assets with indefinite lives are no longer amortized, but instead are periodically tested for impairment.  Management performs an impairment analysis of the intangible assets with indefinite lives at least annually.  At September 30, 2008, management performed an interim analysis and determined there was no impairment of the goodwill at the time of the analysis.

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

HIGHLIGHTS

					As of and
	For the three months ended Sept. 30,			For the nine months ended Sept. 30,
	2008	2007	% Change	2008	2007	% Change

Net income	$3,020	$3,421	-11.72%	$9,106	$9,627	-5.41%

Earnings per share
Basic	$0.25	$0.29	-13.79%	$0.76	$0.82	-7.32%
Diluted	$0.25	$0.29	-13.79%	$0.76	$0.80	-5.00%

Assets, period-end				$1,051,884	$920,889	14.22%
Loans, period-end				$924,102	$803,918	14.95%
Core Deposits, period end (1)				$639,201	$619,464	3.19%
Deposits, period-end				$711,640	$683,214	4.16%

Return on avg. assets (2)	1.16%	1.51%		1.21%	1.44%
Return on avg. equity (2)	10.68%	13.03%		10.97%	12.66%
Return on avg. tangible equity (2) (3)	13.42%	16.77%		13.86%	16.46%

(1) Defined by the Company as demand, interest checking, money market, savings, and local time deposits, including local time deposits in excess of $100 thousand.
(2) Amounts annualized.
(3) Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.

The Company earned $3,020 in the third quarter 2008, a 12% decrease from net income of $3,421 for the same quarter last year.  The decline in net income in third quarter 2008 was due to a higher provision for loan losses, combined with growth in noninterest expenses.  Operating revenue consists of net interest income and noninterest income, which grew by $1,325 or 12% and $50 or 5%, respectively.  The growth in net interest income resulted from growth in average earning assets, which were up 16% in third quarter 2008 over third quarter 2007, which was partially offset by a declining net interest margin.

For the first nine months of 2008, the Company earned $9,106, a 5% decrease from net income of $9,627 for the same period last year.  The decline in year-to-date September 30, 2008 net income was attributable to the same factors as the decline in quarter-over-quarter net income as described above.  Operating revenue for the first nine months of 2008 was $39,304, an improvement of $4,176 or 12% over the same period last year.  Net interest income and noninterest income were up $3,843 or 12% and $333 or 12%, respectively, over the same period last year.

Period-end loans at September 30, 2008 showed growth of 15% over September 30, 2007.  Core deposits at September 30, 2008 were up 3% from September 30, 2007.  Core deposits, which are defined as demand deposits, interest checking, money market account, and local time deposits (including local time deposits in excess of $100 thousand), constitute 90% of September 30, 2008 and 91% of September 30, 2007 outstanding deposits.  Noninterest-bearing demand deposits were $178,632 or 28% of outstanding core deposits at September 30, 2008.

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

The net interest margin as a percentage of average earning assets for the third quarter 2008 was 5.08%, down 17 basis points from the 5.25% reported for the third quarter 2007.  On a linked-quarter basis, the third quarter 2008 net interest margin of 5.08% was down 16 basis points from the second quarter 2008 net interest margin of 5.24%.   There were a number of factors that contributed to the third quarter 2008 net interest margin compared to the second quarter 2008 net interest margin including the following: 1) the industry’s continued liquidity squeeze that kept alternative funding costs high; 2) the expiration of active floors on a portion of the Bank’s variable rate loan portfolio; 3) the extension of the maturity structure of alternative funding using brokered and local certificates of deposit; and 4) a core deposit promotion that was implemented in late second quarter of 2008 that attracted approximately $65 million in deposits.

Due to the current daily volatility and disruption in the financial markets, it has become increasingly difficult to provide forward-looking projections of the Company’s net interest margin.  There are presently certain factors suggesting some improvement in the Company’s net interest margin in the fourth quarter 2008, including the 50 basis point emergency reduction in market interest rates during the first week of October 2008 that activated floors on approximately $233,000 of the Bank’s variable rate loan portfolio.  In addition, loan pricing opportunities are available in the Company’s markets as evidenced by improving yields on loans over the course of the third quarter 2008.  On the funding side, through the use of the Bank’s multiple sources of short-term funding, average rates paid during the first three weeks of October 2008 averaged approximately 1.00% or 50 basis points under the stated overnight fed funds rate of 1.50%.  In addition, a 100 basis point drop in the 91-day Treasury bill rate lowered the rate on approximately $160,000 of the Bank’s indexed money market accounts.

On the other hand, other factors point to a flat to lower fourth quarter 2008 net interest margin when compared to third quarter 2008.  First, although the Bank’s recent core deposit promotion concluded on October 10, 2008, the 3.09% promotional rate on approximately $55 million of core deposits is effective until January 9, 2009.  Second, the extension of liability maturities during late second quarter 2008 and third quarter 2008 through a local time deposit promotion, while improving the Bank’s liquidity position came at the expense of the net interest margin.  Third, the Bank was not able to fully offset the recent 50 basis point decline in market interest rates on much of its core deposit base due to stated or virtual floor rates on many deposit products.  Fourth, while to date, the Bank has been able to take advantage of the volatility in short-term funding markets, there is no guarantee such conditions will continue throughout the fourth quarter 2008.  Finally, the Company continues to expect a highly competitive market for core deposits in terms of rates as many financial institutions continue to experience liquidity issues.

The following table presents condensed balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates on interest-bearing liabilities for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007:

Table I
Average Balance Analysis of Net Interest Earnings
(dollars in thousands)

		Quarter Ended September 30, 2008			Quarter Ended September 30, 2007
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
Interest Earning Assets
Federal funds sold and interest-
bearing deposits in banks	$559	$5	3.56%	$730	$11	5.99%
Securities available for sale:
Taxable (1)	54,042	607	4.47%	39,936	435	4.33%
Tax-exempt	5,261	49	3.71%	4,387	42	3.81%
Loans, net of allowance for loan losses(2)(3)(4)	903,241	16,019	7.06%	784,902	16,931	8.58%
Total interest earning assets	963,103	16,680	6.89%	829,955	17,419	8.35%

Non Earning Assets
Cash and due from banks	18,520			20,667
Premises and equipment	21,045			19,598
Goodwill & other intangibles	22,991			23,213
Interest receivable and other	11,556			6,464
Total non interest assets	74,112			69,942

Total assets	$1,037,215			$899,897

Interest-Bearing Liabilities
Money market and NOW accounts	$388,369	(1,716)	-1.76%	$380,422	(3,587)	-3.75%
Savings deposits	21,989	(46)	-0.83%	25,176	(131)	-2.07%
Time deposits - core (5)	45,005	(356)	-3.15%	29,696	(327)	-4.38%
Total interest-bearing core deposits	455,363	(2,118)	-1.85%	435,294	(4,045)	-3.70%

Time deposits - non-core	71,799	(579)	-3.21%	67,525	(901)	-5.31%
Federal funds purchased	15,812	(90)	-2.26%	16,298	(220)	-5.37%
FHLB & FRB borrowings	197,943	(1,463)	-2.94%	92,242	(1,147)	-4.95%
Junior subordinated debentures	8,248	(127)	-6.13%	8,248	(128)	-6.17%
Total interest-bearing alternative funding	293,802	(2,259)	-3.06%	184,313	(2,396)	-5.17%
Total interest-bearing liabilities	749,165	(4,377)	-2.32%	619,607	(6,441)	-4.14%

Noninterest-Bearing Liabilities
Demand deposits	171,103			171,624
Interest payable and other	4,416			4,502
Total noninterest liabilities	175,519			176,126
Total liabilities	924,684			795,733
Stockholders' equity	112,531			104,164
Total liabilities and stockholders' equity	$1,037,215			$899,897
Net Interest Income		$12,303			$10,978
Net Interest Income as a Percent of Earning Assets		5.08%			5.25%
(1) Federal Home Loan Bank stock is included in securities available for sale.
(2) Nonaccrual loans have been included in average balance totals.
(3) Interest income includes recognized loan origination fees of $596 and $521 for the three months ended
September 30, 2008 and 2007, respectively.
(4) Total includes loans held for sale.
(5) Core time deposits include all non-public time deposits, including non-public time deposits over $100.

Table I above shows that earning asset yields for the third quarter 2008 of 6.89% were down 146 basis points from third quarter 2007 due to the effect of the falling rate environment.  However, the cost of interest-bearing liabilities moved down more than earning asset yields dropping 182 basis points from 4.14% in third quarter 2007 to 2.32% in third quarter 2008.  The decline in the cost of interest-bearing core deposits of 185 basis points illustrates the Bank’s ability to reprice its core deposit base during a falling rate environment.  The decline of 211 basis points in the cost the Bank’s interest-bearing alternative funding from 5.17% in third quarter 2007 to 3.06% in third quarter 2008 reflected the relatively short maturity structure of the Bank’s alternative funding, which permitted repricing of this debt during the falling rate environment.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the quarters ended September 30, 2008 and September 30, 2007.

Table II
Analysis of Changes in Interest Income and Interest Expense
(dollars in thousands)

	Three Months Ended
	September 30, 2008 compared to September 30, 2007
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest
bearing deposits in banks	$(3)	$(3)	$(6)
Securities available-for-sale:
Taxable	154	18	172
Tax-exempt	8	(1)	7
Loans, net of allowance for loan losses	2,553	(3,465)	(912)

Total interest income	2,712	(3,451)	(739)

Interest paid on:
Money market and NOW accounts	(35)	1,906	1,871
Savings deposits	7	78	85
Time deposits - core	(121)	92	(29)
Total interest-bearing core deposits	(149)	2,076	1,927

Time deposits - non-core	(34)	356	322
Federal funds purchased	3	127	130
FHLB &FRB borrowings	(781)	465	(316)
Junior subordinated debentures	-	1	1
Total interest-bearing alternative funding	(812)	949	137

Total interest expense	(961)	3,025	2,064

Net interest income	$1,751	$(426)	$1,325

The rate/volume analysis for the quarter ended September 30, 2008 shows that interest income including loan fees declined by $739 from the same period last year.  Higher volumes of earning assets increased interest income by $2,712, while lower yields on earning assets, primarily loans, decreased interest income by $3,451.  The rate/volume analysis shows that interest expense for the quarter ended September 30, 2008 decreased by $2,064 from last year, as changes in mix and higher volumes caused interest expense to increase by $961, which was more than offset by a decrease in interest expense of $3,025 due to lower rates.  Most of the decline in interest expense was due to lower rates in the Bank’s core deposit base and illustrates the Bank’s ability to quickly reprice its core deposits.

The following table presents the condensed balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates on interest-bearing liabilities for the nine months ended September 30, 2008 compared to September 30, 2007:

Table III
Average Balance Analysis of Net Interest Earnings
(dollars in thousands)

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
Interest Earning Assets
Federal funds sold and interest-
bearing deposits in banks	$573	$18	4.20%	$1,039	$40	5.19%
Securities available for sale:
Taxable (1)	57,021	2,055	4.81%	38,449	1,216	4.23%
Tax-exempt	5,338	147	3.68%	3,958	108	3.64%
Loans, net of allowance for loan losses(2)(3)(4)	867,035	47,181	7.27%	778,774	50,453	8.66%
Total interest earning assets	929,967	49,401	7.10%	822,220	51,817	8.43%

Non Earning Assets
Cash and due from banks	18,346			22,349
Premises and equipment	20,976			19,384
Goodwill & other intangibles	23,046			23,449
Interest receivable and other	9,669			6,608
Total non interest assets	72,037			71,790

Total assets	$1,002,004			$894,010

Interest-Bearing Liabilities
Money market and NOW accounts	$378,822	(5,217)	-1.84%	$360,040	(10,292)	-3.82%
Savings deposits	21,285	(144)	-0.90%	25,542	(404)	-2.12%
Time deposits - core (5)	41,824	(1,072)	-3.42%	30,660	(959)	-4.18%
Total interest-bearing core deposits	441,931	(6,433)	-1.94%	416,242	(11,655)	-3.74%

Time deposits - non-core	51,118	(1,412)	-3.69%	68,747	(2,695)	-5.24%
Federal funds purchased	26,489	(554)	-2.79%	7,954	(325)	-5.47%
FHLB & FRB borrowings	189,767	(4,552)	-3.20%	119,502	(4,528)	-5.07%
Junior subordinated debentures	8,248	(373)	-6.04%	8,248	(380)	-6.16%
Total interest-bearing alternative funding	275,622	(6,891)	-3.34%	204,451	(7,928)	-5.18%
Total interest-bearing liabilities	717,553	(13,324)	-2.48%	620,693	(19,583)	-4.22%

Noninterest-Bearing Liabilities
Demand deposits	169,421			167,461
Interest payable and other	4,200			4,210
Total noninterest liabilities	173,621			171,671
Total liabilities	891,174			792,364
Stockholders' equity	110,830			101,646
Total liabilities and stockholders' equity	$1,002,004			$894,010
Net Interest Income		$36,077			$32,234
Net Interest Income as a Percent of Earning Assets		5.18%			5.24%
(1) Federal Home Loan Bank stock is included in securities available for sale.
(2) Nonaccrual loans have been included in average balance totals.
(3) Interest income includes recognized loan origination fees of $1,619 and $1,618 for the nine months ended
September 30, 2008 and 2007, respectively.
(4) Total includes loans held for sale.
(5) Core time deposits include all non-public time deposits, including non-public time deposits over $100.

Table III shows that earning asset yields declined by 133 basis points through September 30, 2008 from September 30, 2007 from 8.43% to 7.10%.  The decline in earning asset yields was attributable to a 139 basis point drop in average loan yields, which resulted primarily from the rapid decline in short-term market interest rates during the first half of 2008, including the Bank’s prime-lending rate.  However, some of this decline was offset by improvement in the yield on the Bank’s securities portfolio, which was up 55 basis points in third quarter 2008 when compared to third quarter 2007.  This increase in the yield on securities was the direct result of the Bank’s purchase of approximately $25,000 in new securities from September 2007 through March 2008.

Table III also shows that rates paid on interest-bearing core deposits have moved down faster than yields on earning assets as evidenced by the 180 basis point decline.  Overall, the cost of interest-bearing liabilities through September 30, 2008, which includes core deposits and alternative funding, has fallen 174 basis points from the same period in 2007.

Finally, Table III illustrates the full effect of presentment of imaged cash letters to correspondent banks, which has significantly increased funds availability and reduced float, a non-earning asset.  This is evidenced by the $4,003 decline in average cash and due from bank balances in the non-earning asset section of the table.  This reduction in average cash and due from bank balances allowed the Bank to reduce its borrowed funds by a corresponding amount, thus decreasing interest expense and improving the net interest margin.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the nine months ended September 30, 2008 and September 30, 2007:

Table IV
Analysis of Changes in Interest Income and Interest Expense
(dollars in thousands)

	Nine Months Ended September 30, 2008 compared to September 30, 2007
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest
bearing deposits in banks	$(18)	$(4)	$(22)
Securities available-for-sale:
Taxable	589	250	839
Tax-exempt	37	2	39
Loans, net of allowance for loan losses	5,770	(9,042)	(3,272)

Total interest income	6,378	(8,794)	(2,416)

Interest paid on:
Money market and NOW accounts	(268)	5,343	5,075
Savings deposits	28	232	260
Time deposits - core	(287)	174	(113)
Total interest-bearing core deposits	(527)	5,749	5,222

Time deposits - non-core	485	798	1,283
Federal funds purchased	(388)	159	(229)
FHLB &FRB borrowings	(1,689)	1,665	(24)
Junior subordinated debentures	-	7	7
Total interest-bearing alternative funding	(1,592)	2,629	1,037

Total interest expense	(2,119)	8,378	6,259

Net interest income	$4,259	$(416)	$3,843

The year-to-date September 30, 2008 rate/volume analysis in Table IV above shows that interest income including loan fees declined by $2,416 from the same period last year.  Higher volumes of earning assets increased interest income by $6,378, while lower yields on earnings assets, primarily loans, decreased interest income by $8,794.  The rate/volume analysis shows that interest expense through September 30, 2008 decreased by $6,259 from the same period last year, as changes in mix and higher volumes caused interest expense to increase by $2,119, which was more than offset by a decrease in interest expense of $8,378 due to lower rates.  Most of the decline in interest expense due to lower rates was generated by the Bank’s core deposit base and illustrates the Bank’s ability to reprice its core deposits.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the first nine months of 2008 and 2007:

	2008	2007

Balance, January 1	$8,675	$8,284
Provision charged to income	2,550	450
Loans charged against allowance	(723)	(61)
Recoveries credited to allowance	170	61

Balance, September 30	$10,672	$8,734

The year-to-date September 30, 2008 provision for loan losses was $2,550, compared to $450 for the same period last year.  The increase in the provision for loan losses was primarily attributable to the loan growth experienced during the first nine months of 2008.  In addition, the increase in the provision was related to management’s decision to add to its unallocated reserves based on current economic uncertainties.

Year-to-date September 30, 2008 net charge offs were $552, compared to no net charge offs reported for the same period in 2007.  Annualized net loan losses to average outstanding loans were 0.08% for year-to-date 2008 compared to none for year-to-date 2007.

The allowance for loan losses at September 30, 2008 was 1.15% of the period end loans, excluding loans held for sale, compared to 1.05% and 1.09% at December 31, 2007 and September 30, 2007, respectively.  At September 30, 2008, the allowance for loan losses as a percentage of net nonperforming loans was 346.83% or 3.5 times the level of net nonperforming loans.  At September 30, 2008, the unallocated portion of the allowance for loan losses was approximately 7.7% and at the high end of the approved range.  The allowance at September 30, 2008 includes $583 in specific allowance (included in the ending allowance above) for impaired loans, which total $3,077, net of government guarantees.  At December 31, 2007, the Company had $3,671 of impaired loans with a specific allowance of $160 assigned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more, and other real estate owned for the periods covered in this report:

	September 30, 2008	December 31, 2007	September 30, 2007
Nonaccrual loans	$3,316	$4,122	$1,325
90 days past due and accruing interest	-	-	229
Total nonperforming loans	3,316	4,122	1,554
Nonperforming loans guaranteed by government	(239)	(451)	-
Net nonperforming loans	3,077	3,671	1,554
Foreclosed assets	3,186	423	-
Total nonperforming assets, net of guaranteed loans	$6,263	$4,094	$1,554

Non performing assets as a percentage of total assets	0.60%	0.43%	0.17%

Nonperforming assets decreased by $1,377 during third quarter from the end of second quarter 2008.  This decrease was primarily attributable to the loan pay offs and the disposition of residential construction properties that were previously classified as nonaccrual loans or other real estate owned.  Nonaccrual loans at September 30, 2008 consist of nine residential consumer construction loans totaling approximately $1,300, one commercial real estate loan for $1,700, and one business loan for $100.  Losses on the nonperforming loans in the consumer residential construction portfolio are not expected to be significant due to their collateral value as well as a cash-secured 20% guarantee for these loans.  The other real estate owned of $3,186 at September 30, 2008 consists of 20 residential construction properties.

Noninterest Income

Noninterest income was $3,227 for the nine months ended September 30, 2008, up $333 or 11.5% over the same period in 2007.  The increase in year-to-date noninterest income when compared to 2007 was attributable to increased account service charges, up $173 or 42%, increased merchant bankcard fees, which were up $98 or 11%, and increased other income of $67 or 10%. The increase in account service charges was directly related to lower market interest rates, which has lowered the earnings credit on analyzed business accounts to less than 1.00% during the latter part of the third quarter.  This reduction in the earnings credit has increased hard dollar fee income as the earnings on business accounts were not sufficient to cover costs.  The increase in merchant bankcard fees was primarily due to higher sales volume and improved margins.  The increase in the other income category was primarily due to a $71 gain on the disposal of assets from insurance proceeds related to the Bellevue, Washington office.

On a linked quarter basis, noninterest income in third quarter 2008 of $1,047 was down $116 from second quarter 2008 noninterest income of $1,163.  The decrease can be primarily attributable to reduced revenues from the mortgage banking activities combined with a decrease in other income for the quarter.  Looking forward to fourth quarter 2008, the Company expects noninterest income to be similar to third quarter 2008.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2008 was $22,127, an increase of $2,857 or 14.8% over the same period in 2007.  Year-to-date September 30, 2008 personnel expense increased 16.4% and accounted for $1,932 of the total expense increase.  Increased salary expense and increased benefits and taxes accounted for $1,284 and $705, respectively, of the total increase in personnel expense, respectively.  Approximately $389 of the increase in salary expense was due to lower loan origination costs, which are a direct offset to salary expense, while $895 of the increase in salaries was due to staff additions and salary increases.  The increase in benefits and taxes was primarily attributable to higher group insurance costs, up $266 over last year and increased incentive compensation accruals, up $327 over last year.  A number of other expense categories also showed increases for year-to-date September 30, 2008 when compared to year-to-date September 30, 2007, including premises and equipment expense and FDIC insurance.  Premises and equipment expense increased $636 or 27.3% through September 30, 2008 over the same period last year due to the new Tualatin office coming on line in December 2007, the reopening of the Bellevue office, which was closed last year in the first quarter due to a crane accident, and the expansion of space at the Bank’s KOIN Center office in downtown Portland.  FDIC insurance premium through September 30, 2008 was up $224 from the same period last year as the credit the Bank received from the FDIC when the new pricing was implemented was exhausted during 2007.

On a linked-quarter basis, third quarter 2008 noninterest expense was up $34 from second quarter 2008.   Looking forward to fourth quarter 2008, the Company expects noninterest expense will be comparable to third quarter 2008 expense levels.

BALANCE SHEET

Loans

At September 30, 2008, outstanding loans net of deferred loan fees and excluding loans held for sale, were $924,102, up $120,184 or 14.9% over outstanding loans of $803,918 at September 30, 2007 and up $101,780 or 12.4% from December 31, 2007 outstanding loans of $822,322.  A summary of outstanding loans by market at September 30, 2008, December 31, 2007 and September 30, 2007 follows:

	Balance	Balance	Balance
	Sept. 30, 2008	Dec. 31, 2007	Sept. 30, 2007

Eugene Market	$224,327	$217,962	$216,602

Portland Market	423,194	389,053	390,186

Seattle Market	276,581	215,307	197,130

Total	$924,102	$822,322	$803,918

Securities

At September 30, 2008, the Bank had $49,848 in securities classified as available-for-sale.  At September 30, 2008, $34,426 of these securities were pledged as collateral for FHLB of Seattle borrowings, public deposits in Oregon and Washington, and to the Federal Reserve Bank of San Francisco to support balances in its Treasury, Tax and Loan deposit account.

Goodwill and Intangible Assets

At September 30, 2008, the Company had a recorded balance of $22,031 in goodwill from the November 30, 2005 acquisition of Northwest Business Financial Corporation (NWBF).  In addition, at September 30, 2008 the Company had $929 of core deposit intangible assets resulting from the acquisition of NWBF.  The core deposit intangible was determined to have an expected life of approximately seven years and is being amortized over that period using the straight-line method and has approximately four years remaining on the amortization schedule.  In accordance with Financial Accounting Standard (“FAS”) 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment.  Management performs an impairment analysis of the intangible assets with indefinite lives at least annually.  The last impairment test was performed at December 31, 2007.  At September 30, 2008, an interim analysis was performed and no impairment was indicated by the analysis.

Deposits

Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and local time deposits, including local time deposits in excess of $100 thousand, were $639,201 and represented 89.9% of total deposits at September 30, 2008.  Outstanding core deposits at September 30, 2008 were up $19,736 or 3.2% over outstanding core deposits at September 30, 2007.  Total outstanding deposits at September 30, 2008 were $711,640, an increase of $28,187 over outstanding deposits of $683,214 at September 30, 2007 and an increase of $66,978 over December 31, 2007 deposits of $644,424.  A summary of outstanding core deposits and average core deposits by market and other deposits classified as alternative funding at September 30, 2008, December 31, 2007, and September 30, 2007 follows:

	Balance	Balance	Balance
	Sept. 30, 2008	Dec. 31, 2007	Sept. 30, 2007

Eugene Market core deposits	$413,240	$405,351	$398,189

Portland Market core deposits	122,310	109,698	125,458

Seattle Market core deposits	103,889	100,843	95,817

Total core deposits	639,439	615,892	619,464

Other deposits	72,201	28,532	63,750

Total	$711,640	$644,424	$683,214

	Quarters Ended			Nine Months Ended
	Sept. 30, 2008	Dec. 31, 2007	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007

Eugene Market core deposits, average	$400,461	$393,030	$387,334	$402,132	$382,843

Portland Market core deposits, average	117,472	121,687	129,648	113,364	119,261

Seattle Market core deposits, average	108,533	96,797	89,936	95,856	81,599

Total core deposits, average	626,466	611,514	606,918	611,352	583,703

Other deposits, average	71,799	49,588	67,525	51,118	68,747

Total	$698,265	$661,102	$674,443	$662,470	$652,450

The prospects for core deposit growth in the fourth quarter 2008 are good as the Bank’s new business opportunity pipelines are solid in all three of the Bank’s principal markets.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures at September 30, 2008, which were issued in conjunction with the acquisition of NWBF.  At September 30, 2008, the entire $8,248 in junior subordinated debentures had an interest rate of 6.265% that is fixed through November 2010 and qualified as Tier 1 capital under regulatory capital purposes.  Additional information regarding the terms of the junior subordinated debentures, including maturity/repricing dates and interest rate, is included in Note 12 of the Notes to Consolidated Financial Statements in the Company’s 2007 annual Form 10-K.

Capital Resources

Capital is the stockholders’ investment in the Company.  Capital grows through the retention of earnings and the issuance of new stock through the exercise of stock options and decreases through the payment of dividends and share repurchase programs.  Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Banking regulations require the Company to maintain minimum levels of capital.  The Company manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating).  A “well-capitalized” rating from the FDIC requires that the Company maintain risk-based capital levels of 10% of total risk-based assets.  At September 30, 2008, the Company’s total capital to risk weighted assets was 10.81% compared to 11.03% at September 30, 2007.

The Company’s Board of Directors reviews its dividend considerations so that cash dividends, when and if declared by the Company, would typically be paid in mid-March, June, September, and December of each year.  During the first three quarters of 2008, the Company declared quarterly dividends of $0.10 per share paid on March 14, 2008, June 13, 2008, and September 15, 2008 to shareholders of record on March 4, 2008, June 3, 2008, and September 5, 2008, respectively.  If the Company maintains the $0.10 per share dividend amount through fourth quarter 2008, that would result in an annual dividend of $0.40 per share, and would equate to a 14% increase over the prior year.

The Company expects that earnings retention and existing capital will be sufficient to fund organic asset growth and shareholder dividends, while maintaining a well-capitalized designation from the FDIC.

In that regard, on October 3, 2008, Congress approved and the President signed the Emergency Economic Stabilization Act of 2008 (the “EESA”).  The Troubled Assets Relief Program (“TARP”) is the heart of the EESA and provides the Secretary of the Treasury the authority to purchase troubled assets from eligible financial institutions in an aggregate amount of up to $700 billion.  Under the EESA, the Treasury created the Capital Purchase Program (“CPP”) that enables the federal government to purchase equity in participating financial institutions to help restore credit markets.  Application to participate in the CPP must be submitted by November 14, 2008.  The Company is considering possible participation in the CPP.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit.  The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products.  In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract.  Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  At September 30, 2008, the Bank had $222,395 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The credit risk involved is essentially the same as that involved in extending loan facilities to customers.  At September 30, 2008, the Bank had $2,458 in letters of credit and financial guarantees written.

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

Core deposits represented 89.9% of total deposits at September 30, 2008 and 90.7% at September 30, 2007.  Loan growth during the quarter was funded entirely through growth in core deposits, which were up approximately $35,000.  Historically, the Bank experiences accelerated growth in its core deposit base during the fourth quarter.  This core deposit growth is expected to fund projected loan growth in the fourth quarter of 2008.

Borrowing lines have been established at various correspondent banks, the Federal Home Loan Bank of Seattle and with the Federal Reserve Bank of San Francisco.  At September 30, 2008, the Bank had secured and unsecured borrowing lines totaling approximately $479,774 consisting of $315,565 with the Federal Home Loan Bank of Seattle, $118,000 with various correspondent banks, and $46,209 with the Federal Reserve Bank of San Francisco.  The Federal Home Loan Bank borrowing line is limited to the amount of collateral pledged.  At September 30, 2008, the Bank had collateral pledged to the FHLB in the form of commercial real estate loans and securities that had a discounted collateral value of approximately $253,239 for this line.  The $46,209 borrowing line with the Federal Reserve Bank of San Francisco is also secured through the pledging of commercial loans under the Bank’s Borrower-In-Custody program.  The $118,000 in borrowing lines with correspondent banks is unsecured.  At September 30, 2008, the Bank had $176,000 in borrowings outstanding from the FHLB of Seattle and the Federal Reserve Bank of San Francisco and $38,460 outstanding on its overnight correspondent bank lines.  In addition, the Bank is part of the State of Oregon and State of Washington community bank time deposit programs and at September 30, 2008 had approximately $34,500 available from these sources.  The Bank’s loan portfolio also contains approximately $15,000 in unpledged securities and $31,497 in guaranteed government loans, which can be sold on the secondary market.

Item 3.  Quantitative and Qualitative Disclosures on Market Risk

There has been no material change in the Bank’s exposure to market risk.  Readers are referred to the Bank’s Form 10-K and the Annual Report to Shareholders for the period ending December 31, 2007, for specific discussion.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of September 30, 2008, the date of this quarterly report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors during the first nine months of 2008 that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses in our internal controls, therefore no corrective actions were taken.

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

We cannot predict the effect of the national economic situation on our future results of operations or stock trading price.

The national economy, and the financial services sector in particular, is currently facing challenges of a scope unprecedented in recent history.  No one can predict the severity or duration of this downturn.  We cannot predict the extent to which the more severe regional and local economic downturns that have plagued other areas of the country may also occur in the markets we serve.  Any such deterioration in our markets would have an adverse effect on our business, financial condition, results of operations and prospects, and could also cause the trading price of our stock to decline.

We cannot predict the effect of the recently enacted federal rescue plan.

Congress recently enacted the Emergency Economic Stabilization Act of 2008, which is intended to stabilize the financial markets, including providing funding of up to $700 billion to purchase troubled assets and loans from financial institutions.  The legislation also increases the amount of deposit account insurance coverage from $100,000 to $250,000 for interest-bearing deposit accounts and non-interest bearing transaction accounts, the latter of which are fully insured until December 31, 2009.  Most recently, the federal government agreed to invest $125 billion in preferred stock of nine U.S. financial institutions, and to make available up to another $125 billion for investment in preferred stock of other U.S. financial institutions, on certain terms and conditions.  The full effect of this wide-ranging legislation on the national economy and financial institutions, particularly on mid-sized institutions like us, cannot now be predicted.

Concentration in real estate market

The Company has a concentration of loans secured by real estate.  While the Pacific Northwest economy typically lags the national economy, the effects of the economic downturn have started to impact our market area.  Further downturn in the market areas we serve may cause us to have lower earnings and could increase our credit risk associated with our loan portfolio, as the collateral securing those loans may decrease in value.  Additional downturn in the local economy could have a material adverse effect both on the borrowers’ ability to repay these loans, as well as the value of the real property held as collateral.  Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we be would more likely to suffer losses on defaulted loans.

Tightening of credit markets and liquidity risk

A tightening of the credit market and the inability to obtain or retain adequate money to fund continued loan growth may negatively affect our asset growth and liquidity position and, therefore, our earnings capability.  In addition to core deposit growth, maturity of investment securities and loan payments, the Company also relies on alternative funding sources through correspondent banking, national certificates of deposit and borrowing lines with the Federal Reserve Bank and FHLB to fund loans.  In the event the current economic downturn continues, particularly in the housing market, these resources could be negatively affected, both as to price and availability, which would limit and or raise the cost of the funds available to the Company.

An economic downturn in the market areas we serve may cause us to have lower earnings and could increase our credit risk associated with our loan portfolio

The inability of borrowers to repay loans can erode our earnings.  Substantially all of our loans are to businesses and individuals in Oregon and Washington, and a continuing decline in the economy of these market areas could impact us adversely.  As a lender, we are exposed to the risk that our customers will be unable to repay their loans in accordance with their terms, and that any collateral securing the payment of their loans may not be sufficient to assure repayment.

The FDIC has increased insurance premiums to rebuild and maintain the federal deposit insurance fund.

Due to recent events and the state of the economy, the FDIC has increased federal deposit insurance premiums beginning in the first quarter of 2009 to double what we originally paid.  The increase of these premiums will add to our cost of operations and could have a significant impact on the Company.

Item 6.  Exhibits

(a)	Exhibits

3.1             Amended and Restated Bylaws for the Company
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

PACIFIC CONTINENTAL CORPORATION
(Registrant)

Dated November 6, 2008	/s/ Hal Brown
Hal Brown
President and Chief Executive Officer

Dated November 6, 2008	/s/ Michael A. Reynolds
Michael A. Reynolds
Executive Vice President and Chief Financial Officer