Form 10-Q/A
period 2008-09-30
PACIFIC CONTINENTAL CORP
filed 2009-03-04
CIK 1084717

As Filed with the Securities & Exchange Commission on March 4, 2009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

AMENDMENT NO.1

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock outstanding as of October 31, 2008: 12,012,819

EXPLANATORY NOTE

On November 6, 2008 Pacific Continental Corporation (the “Company”) filed with the Securities and Exchange Commission its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 (the “Third Quarter 10-Q”). As provided by the instructions to Item 5 of Part II of Form 10-Q, a company may choose to disclose in Item 5 any information required to be disclosed in a report on Form 8-K during the period covered by a Form 10-Q, but not reported, whether or not otherwise required by the Form 10-Q. The instructions further state that if such disclosure is made under Item 5, it need not be repeated in a report on Form 8-K which otherwise would have been required. In this regard, the Company amended its Bylaws on October 21, 2008. The Company inadvertently failed to timely file a Form 8-K to disclose these amendments, and thus, intended to utilize Item 5 of the Third Quarter 10-Q to satisfy the disclosure requirements. It has come to the Company’s attention that although the Amended and Restated Bylaws were filed with the Third Quarter 10-Q, the requisite disclosure required in Item 5 was inadvertently omitted. Accordingly, the Company is filing this Amendment No. 1 to its Third Quarter 10-Q to include the following information:

PART II

Item 5.	Other Information.

Amendment to Bylaws

On October 21, 2008, the Company’s Board of Directors approved several technical amendments to the Company’s Bylaws, including:

•	Updating permissible methods of delivery for notices of shareholder meetings;

•	Clarifying the authority of the Chairman to appoint inspectors of election at shareholder meetings, and clarifying the role of such inspectors;

•	Authorizing the Chairman and CEO to act in certain capacities on behalf of the Company;

•	Clarifying the duties of certain officers;

•	Eliminating Oregon residency requirements applicable to the Board of Directors;

•	Explicitly providing for the Board’s ability to take action without a meeting by unanimous written consent (already provided under Oregon law);

•	Clarifying the authority of the Board to establish board compensation and removing the technical procedures from the bylaws;

•	Removing from the bylaws the description of the Audit Committee’s role and authority (covered elsewhere);

•	Providing a mechanism for the Board to set mandatory retirement ages or term limits for directors; and

•	Making appropriate conforming changes.

The complete Amended and Restated Bylaws that reflect these amendments were filed as an exhibit to the Third Quarter 10-Q and are incorporated herein in their entirety by reference.

Item 6.	Exhibits.

(a)	Exhibits

3.1	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Third Quarter 10-Q, filed with the SEC on November 6, 2008)

31.1	302 Certification, Hal Brown, Chief Executive Officer

31.2	302 Certification, Michael A. Reynolds, Executive Vice President and Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION (Registrant)

Dated March 4, 2009	/s/ Michael A. Reynolds
Michael A. Reynolds
Executive Vice President and Chief Financial Officer