Form 10-K
period 2008-12-31
PACIFIC CONTINENTAL CORP
filed 2009-03-13
CIK 1084717

 SECURITIES & EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

COMMISSION FILE NUMBER 0-30106

PACIFIC CONTINENTAL CORPORATION
(Exact name of registrant as specified in its charter)

OREGON                                                             93-1269184
(State of Incorporation)                                                 (IRS Employer Identification No)

111 West 7th Avenue
Eugene, Oregon   97401
(Address of principal executive offices)

(541) 686-8685
(Registrant’s telephone number)

Securities registered pursuant to section 12(b) of the Act:
Title of Each Class                                                                           Name of Each Exchange on Which Registered

Common Stock, No par value per share                                                                                                           Nasdaq Global Select Market

Securities registered pursuant to 12(g) of the Act:
None

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
Large accelerated filer   __                                                                          Accelerated filer   X    Non-accelerated filer   __    Smaller Reporting Company  __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act     Yes  __                   No  X

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2008 (the last business day of the most recent second quarter) was $154,698,279 based on the closing price as quoted on the NASDAQ Global Market on that date.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 6, 2009, was 12,862,691 shares of no par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from the registrant’s definitive proxy statement for the 2009 annual meeting of shareholders.

PACIFIC CONTINENTAL CORPORATION
FORM 10-K
ANNUAL REPORT

PART I

Item 1.                      Business
General

Pacific Continental Corporation (the “Company” or the “Registrant”) is an Oregon corporation and registered bank holding company located in Eugene, Oregon.  The Company was organized on June 7, 1999, pursuant to a holding company reorganization of Pacific Continental Bank, its wholly-owned subsidiary.

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

The Bank operates in three primary markets: Portland, Oregon / Southwest Washington; Seattle, Washington; and Eugene, Oregon.  At December 31, 2008, the Bank operated fourteen full-service offices in six Oregon and three Washington cities.

Results

For the year ended December 31, 2008, the consolidated net income of the Company was $12.9 million or $1.08 per diluted share.  At December 31, 2008, the consolidated equity of the Company was $116.2 million with 12.1 million shares outstanding and a book value of $9.62 per share.  Total assets were $1,090.8 million.  Loans, including loans held for sale, net of allowance for loan losses and unearned fees, were $945.8 million at December 31, 2008 and represented 87% of total assets.  Deposits totaled $722.4 million at year-end 2008 with core deposits representing 85% or $615.8 of total deposits.  At December 31, 2008, the Company had a total risk-based capital ratio of 11.11% and was rated as “well-capitalized” under FDIC guidelines.  Subsequent to the end of the year, the company raised approximately $9.7 million in additional capital through a private equity placement that is expected to increase the total risk-based capital ratio to more than 12%.  In addition, in December 2008, the Company received preliminary approval to receive up to $30 million in capital in the form of preferred stock through the Federal Government’s Troubled Asset Relief Program.  In January 2009, the Company announced that it had determined not to participate in this program.  For more information regarding the Company’s financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” in sections 7 and 8 of this Form 10-K.

THE BANK

General

The Bank commenced operations on August 15, 1972.  At December 31, 2008, the Bank operated fourteen banking offices in Oregon and Washington.  The primary business strategy of the Bank is to provide comprehensive banking and related services tailored to community-based business, not-for-profits, professional service providers and private banking services for business owners and executives.  The Bank emphasizes the diversity of its product lines, high levels of personal service, and through technology, offers convenient access typically associated with larger financial institutions, while maintaining local decision-making authority and market knowledge, typical of a local community bank.  More information on the Bank and its banking services can be found on its Website.  The Bank operates under the banking laws of the State of Oregon, State of Washington and the rules and regulations of the FDIC and the Federal Reserve Bank of San Francisco.

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

Competition

Commercial banking in the states of Oregon and Washington is highly competitive with respect to providing banking services, including making loans and attracting deposits.  The Bank competes with other banks, as well as with savings and loan associations, savings banks, credit unions, mortgage companies, investment banks, insurance companies, and other financial institutions.  Banking in Oregon and Washington is dominated by several large banking institutions, including U.S. Bank, Wells Fargo Bank, Bank of America, and JP Morgan, which together account for a majority of the total commercial and savings bank deposits in Oregon and Washington.  These competitors have significantly greater financial resources and offer a much greater number of branch locations.  The Bank has attempted to offset the advantage of the larger competitors by focusing on certain market segments, providing high levels of customization and personal service, and tailoring its technology, products, and services to the specific market segments that the Bank serves.

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

The adoption of the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) has led to further intensification of competition in the financial services industry.  The GLB Act has eliminated many of the barriers to affiliation among providers of various types of financial services and has permitted business combinations among financial service providers such as banks, insurance companies, securities or brokerage firms, and other financial service providers.  Additionally, the rapid adoption of financial services through the Internet has reduced or even eliminated many barriers to entry by financial services providers physically located outside our market area. For example, remote deposit services allow depository companies physically located in other geographical markets to service local businesses with minimal cost of entry.  Although the Bank has been able to compete effectively in the financial services business in its markets to date, there can be no assurance that it will be able to continue to do so in the future.

The financial services industry has experienced widespread consolidation over the last decade.  The Company anticipates that consolidation among financial institutions in its market area will continue.  In particular, the current economic conditions suggest a number of bank failures are possible in the Company’s market areas that will lead to additional consolidation in the industry.  The Company seeks acquisition opportunities, including FDIC assisted takeovers, from time to time, in its existing markets and in new markets of strategic importance.  However, other financial institutions aggressively compete against the Bank in the acquisition market.   Some of these institutions may have greater access to capital markets, larger cash reserves, and stock for use in acquisitions that is more liquid and more highly valued by the market.

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

Within its primary markets, the Bank also concentrates on permanent and construction loan financing for commercial facilities and for pre-sold, custom, and speculative home construction.  The major thrust of residential construction lending is smaller in-fill construction projects consisting of single-family residences.  However, in fourth quarter 2007, due to the rapid deterioration in the national and regional housing market, the Bank severely restricted lending on speculative home construction and significantly reduced its exposure to residential construction lending.  The Bank also finances requests for multi-family residences.

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

Subsequent to the end of the year, as a result of a financial institution failure in the State of Washington, the Bank was assessed $9 thousand for uninsured public deposits at the failed institution.  The assessment was based upon the Bank’s pro rata share of public deposits as of December 31, 2008, which amounted to less than one-tenth of one percent.  However, due to the increased risk of future bank failures in Washington, the Bank chose to exit the public deposit pool in order to minimize its exposure to possible assessments for uninsured deposits.  The Bank will continue to have a potential liability for uninsured deposits for a period of one year following its exit from the state public deposit pool.

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

Merchant Card Services

The Bank provides merchant card services to its clients, which includes processing of credit card transactions and issuance of business credit cards.  This service is an integral part of the Bank’s strategy to focus on marketing to community-based business, not-for-profits, and service providers.  During 2008, the Company processed approximately $190 million in credit card transactions for its merchant clients.

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

Employees

At December 31, 2008, the Bank employed 255 full-time equivalent  (FTE) employees with 29 FTE’s in the Seattle market, 49 FTE’s in the Portland market, 83 FTE’s in the Eugene market, and 94 FTE’s in administrative functions located in Eugene, Oregon.  None of these employees are represented by labor unions, and management believes that the Company’s relationship with employees is good.  The Company emphasizes a positive work environment for its employees, which is validated by recognition from independent third parties.  In December 2008, the Bank was recognized for the second consecutive year as one of Oregon’s ten most admired companies in the Portland Business Journal’s Most Admired Companies survey.  During 2008, the Bank was also recognized for the seventh consecutive year by Oregon Business Magazine as one of Oregon’s Best 100 Companies for which to work, and was the highest rated financial institution in the state.  In addition, in 2004, the Bank was named as the number one small company (employees under 250) to work for in the State of Oregon by Oregon Business Magazine.  The Bank and its employees have also been recognized for their involvement in the community.  Management continually strives to retain and attract top talent as well as provide career development opportunities to enhance skill levels.  A number of benefit programs are available to eligible employees, including group medical plans, paid sick leave, paid vacation, group life insurance, 401(k) plans, and equity compensation plans.

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

State Assessments. Washington state banks and out of state banks with branches in Oregon that hold public funds are considered public depositories and are subject to pro rata assessments for the loss of public deposits held at a failed Washington or Oregon bank, respectively, that exceed federal deposit insurance limits and other coverage. Due to the current economic climate it is anticipated that there will be bank failures nationwide, and we may face increased costs if a Washington or Oregon state public depository bank fails and we are assessed for a net losses of such public deposits held at the failed institution.

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

Recent Legislation

Emergency Economic Stabilization Act of 2008.  In response to the recent financial crisis, the United States government passed the Emergency Economic Stabilization Act of 2008 (the “EESA”) on October 3, 2008, which provides the United States Department of the Treasury (the “Treasury”) with broad authority to implement certain actions intended to help restore stability and liquidity to the U.S. financial markets.

Insurance of Deposit Accounts. The EESA included a provision for a temporary increase from $100,000 to $250,000 per depositor in deposit insurance effective October 3, 2008 through December 31, 2009. After December 31, 2009, deposit accounts are expected to again be insured by the FDIC, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.

The FDIC imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution’s deposits. In December, 2008, the FDIC adopted a rule that raises the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The rule also gives the FDIC the authority to alter the way it calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter, and as necessary, to implement emergency special assessments to maintain the deposit insurance fund.

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

Troubled Asset Relief Program. Pursuant to the EESA, the Treasury has the ability to purchase or insure up to $700 billion in troubled assets held by financial institutions under the Troubled Asset Relief Program (“TARP”). On October 14, 2008, the Treasury announced it would initially purchase equity stakes in financial institutions under a Capital Purchase Program (the “CPP”) of up to $350 billion of the $700 billion authorized under the TARP legislation. The CPP provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions, as well as a warrant to purchase common stock. The Company has decided not to participate in the CPP in light of its strong capital position in part due to a successful common stock offering during the first week of January 2009.

Temporary Liquidity Guarantee Program.   In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program, which has two components--the Debt Guarantee Program and the Transaction Account Guarantee Program. Under the Transaction Account Guarantee Program any participating depository institution is able to provide full deposit insurance coverage for non-interest bearing transaction accounts, regardless of the dollar amount. Under the program, effective November 14, 2008, insured depository institutions that have not opted out of the FDIC Temporary Liquidity Guarantee Program will be subject to a 0.10% surcharge applied to non-interest bearing transaction deposit account balances in excess of $250,000, which surcharge will be added to the institution’s existing risk-based deposit insurance assessments. Under the Debt Guarantee Program, qualifying unsecured senior debt issued by a participating institution can be guaranteed by the FDIC. The Company and the Bank chose to participate in both components of the FDIC Temporary Liquidity Guaranty Program.

American Recovery and Reinvestment Act of 2009.   On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. ARRA is intended to help stimulate the economy and is a combination of tax cuts and spending provisions applicable to a broad range of areas with an estimated cost of $787 billion. The impact that ARRA may have on the US economy, the Company and the Bank cannot be predicted with certainty.

Proposed Legislation

As of early 2009, additional legislation has been promulgated or is pending under EESA which is intended to provide among other things, an injection of more capital from Treasury into financial institutions through the Capital Assistance Program, establishment of a public-private investment fund for the purchase of troubled assets and expansion of the Term Asset-Backed Securities Loan Facility to include commercial mortgage backed-securities.

Proposed legislation is introduced in almost every legislative session that would dramatically affect the regulation of the banking industry. In light of the 2008 financial crisis and a new administration in the Executive Branch of the federal government, it is anticipated that legislation reshaping the regulatory landscape could be proposed in 2009. We cannot predict if any such legislation will be adopted or if it is adopted how it would affect the business of the Company or the Bank. Past history has demonstrated that new legislation or changes to existing laws or regulations usually results in a greater compliance burden and therefore generally increases the cost of doing business.

Corporate Governance and Accounting Legislation

Sarbanes-Oxley Act of 2002 The Sarbanes-Oxley Act of 2002 (the “Act”) addresses, among other things, corporate governance, auditing and accounting, enhanced and timely disclosure of corporate information, and penalties for non-compliance. Generally, the Act (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes specific and enhanced corporate disclosure requirements; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; (iv) requires companies to adopt and disclose information about corporate governance practices, including whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert;” and (v) requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

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

Statistical Information

Selected Quarterly Information

The following chart contains data for the last eight quarters ending December 31, 2008. All data, except number of shares and per share data, is in thousands of dollars.

YEAR	2008				2007
QUARTER	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$16,544	$16,680	$16,215	$16,506	$17,350	$17,419	$17,751	$16,647
Interest expense	3,350	4,377	4,057	4,890	6,157	6,441	6,813	6,329
Net interest income	13,194	12,203	12,158	11,616	11,193	10,978	10,938	10,318
Provision for loan loss	1,050	1,050	925	575	275	125	125	200
Noninterest income	1,042	1,047	1,163	1,017	1,030	997	949	948
Noninterest expense	7,435	7,497	7,463	7,167	6,591	6,399	6,513	6,358
Net income	3,833	3,020	3,007	3,079	3,307	3,421	3,211	2,996

PER COMMON
SHARE DATA (1)
Net income (basic)	$0.32	$0.25	$0.25	$0.26	$0.28	$0.29	$0.26	$0.25
Net income (diluted)	$0.32	$0.25	$0.25	$0.26	$0.28	$0.29	$0.26	$0.25
Cash dividends	$0.10	$0.10	$0.10	$0.10	$0.09	$0.09	$0.09	$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	12,039,081	11,978,460	11,962,560	11,940,064	11,896,187	11,848,059	11,814,931	11,761,039
Diluted	12,095,066	12,033,898	12,030,063	12,005,710	11,995,087	11,981,303	11,971,279	11,967,135

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

INVESTMENT PORTFOLIO
ESTIMATED FAIR VALUE
		December 31,
	2008	2007	2006
	(dollars in thousands)
US Treasury, US Government agencies and corporations	$2,029	$10,541	$14,501
Obligations of states and political subdivisions	7,485	7,514	5,596
Other mortgage-backed securities	45,419	35,939	18,686
Total	$54,933	$53,994	$38,783

The following chart presents the fair value of each investment category by maturity date and includes a weighted average yield for each period.  Mortgage-backed securities have been classified based on their December 31, 2008 projected average life.

SECURITIES AVAILABLE-FOR-SALE
			After One		After Five
			Year But		Years But
	Within		Within		Within		After Ten
	One Year		Five Years		Ten Years		Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
US Treasury, US Government
agencies and agency
mortgage-backed securities	$16,984	4.19%	$27,875	6.32%	$1,691	5.52%	$898	6.29%
Obligations of states and
political subdivisions	1,026	3.39%	1,498	4.34%	4,961	3.87%	-
Total	$18,010	4.15%	$29,373	6.21%	$6,652	4.29%	$898	6.29%

Loan Portfolio

Loans represent a significant portion of the Company’s total assets.  Average balance and average rates paid by category of loan for the fourth quarter and full year 2008 is included in the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included later in this report.  The following tables contain information related to the Company’s loan portfolio, including loans held for sale, for the five-year period ended December 31, 2008.

LOAN PORTFOLIO
	December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)

Commercial loans	$233,513	$188,940	$169,566	$160,988	$107,538
Real estate loans	717,119	627,140	590,855	507,479	341,111
Real estate loans held for sale	410	-	2,140	642	2,072
Consumer loans	7,455	8,226	9,168	12,463	10,380
	958,497	824,306	771,729	681,572	461,101
Deferred loan origination fees, net	(1,730)	(1,984)	(2,489)	(2,609)	(2,061)
	956,767	822,322	769,240	678,963	459,040
Allowance for loan losses	(10,980)	(8,675)	(8,284)	(7,792)	(5,224)
	$945,787	$813,647	$760,956	$671,171	$453,816

The following table presents loan portfolio information by loan category related to maturity and repricing sensitivity.  Variable rate loans are included in the time frame in which the interest rate on the loan could be first adjusted.  At December 31, 2008, the Bank had approximately $280,000 of variable rate loans at their floors that are included in the below analysis.  Real Estate loans include Loans Held for Sale

MATURITY AND REPRICING DATA FOR LOANS

	Commercial	Real Estate	Consumer	Total
	(dollars in thousands)
Three months or less	$88,576	$306,399	$5,143	$400,118
Over three months through 12 months	3,518	46,267	432	50,217
Over 1 year through 3 years	27,758	128,628	489	156,875
Over 3 years through 5 years	49,594	166,595	818	217,007
Over 5 years through 15 years	62,177	53,672	476	116,325
Thereafter	1,890	15,968	97	17,955
Total loans	$233,513	$717,529	$7,455	$958,497

Loan Concentrations

At December 31, 2008, loans to dental professionals totaled $122,205 and represented 12.8% of outstanding loans.  At December 31, 2008, residential construction loans totaled $74,532 and represented 7.8% of outstanding loans.  In addition, at December 31, 2008, unfunded loan commitments for residential construction totaled $19,818.  Approximately 75.0% of the Bank’s loans are secured by real estate.    Management believes the granular nature of the portfolio, from industry mix, geographic location and loan size, continues to disperse risk concentration to some degree.

Nonperforming Assets

The following table presents nonperforming loans and assets as of the date shown.

NONPERFORMING  ASSETS

			December 31,
	2008	2007	2006	2005	2004
			(dollars in thousands)

Nonaccrual loans	$4,137	$4,122	$-	$180	$1,004
90 or more days past due and still accruing	-	-	-	-	213
Total nonperforming loans	4,137	4,122	-	180	1,217
Government guarantees	(239)	(451)	-	(28)	(101)
Net nonperforming loans	3,898	3,671	-	152	1,116
Foreclosed assets	3,806	423	-	131	262
Total nonperforming assets	$7,704	$4,094	$-	$283	$1,378

Nonperforming assets as a percentage of
of total assets	0.71%	0.43%	0.00%	0.04%	0.27%

If interest on nonaccrual loans had been accrued, such income would have been approximately $173, $140, and $14, respectively, for years 2008, 2007 and 2006.  The above table does not include $2,234 of impaired loans less than 90 days past due and still accruing interest as of December 31, 2008.

Allowance for Loan Loss

The following chart presents information about the Company’s allowances for loan losses.  Management and the Board of Directors evaluate the allowance monthly and consider the amount to be adequate to absorb possible loan losses.

ALLOWANCE FOR LOAN LOSS
	December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Balance at beginning of year	$8,675	$8,284	$7,792	$5,224	$5,225
Charges to the allowance
Real estate loans	(1,235)	-	-	(214)	(79)
Consumer loans	(118)	(46)	(71)	(106)	(269)
Commercial	(124)	(350)	(152)	(316)	(168)
Total charges to the allowance	(1,477)	(396)	(223)	(636)	(516)
Recoveries against the allowance
Real estate loans	128	15	4	37	73
Consumer loans	23	27	20	56	54
Commercial	31	20	91	31	70
Total recoveries against the allowance	182	62	115	124	197

Acquisition	-	-	-	2,014	-
Provisions	3,600	725	600	1,100	500
Unfunded commitments *	-	-	-	(34)	(182)
Balance at end of the year	$10,980	$8,675	$8,284	$7,792	$5,224

Net charge offs as a percentage of total
average loans	0.15%	0.04%	0.01%	0.10%	0.08%

* Allowance for unfunded commitments is presented as part of the other liabilities in the balance sheet and has been omitted from this table since implementation of this accounting practice in 2005.

The following table sets forth the allowance for loan losses allocated by loan type at December 31, 2008:

Real estate loans	$7,586
Consumer loans	63
Commercial	2,253
Unallocated	1,078

Allowance for loan losses	$10,980

During 2008, the Bank recorded a provision for loan losses of $3,600 compared to $725 for the year 2007.  The increase in the loan loss provision was related to loan growth and moderate deterioration in the overall credit quality of the loan portfolio during 2008.  At December 31, 2008, the recorded investment in certain loans totaling $6,132, net of government guarantees, was considered impaired.  A specific reserve of $887 is provided for these loans and is included in the $10,980 allowance for loan losses at December 31, 2008.

Deposits

Deposits represent a significant portion of the Company’s liabilities.  Average balance and average rates paid by category of deposit is included in the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.  The chart below details the Company’s time deposits at December 31, 2008.  The Company does not have any foreign deposits.  Variable rate deposits are listed by first repricing opportunity.

TIME DEPOSITS
	Time Deposits	Time Deposits
	of $100,000	of less than	Total
	Or more	$100,000	Time Deposits
	(dollars in thousands)
Three months or less	$45,558	$43,940	$89,498
Over three months through twelve months	8,153	25,521	33,674
Over one year through three years	9,596	11,886	21,482
Over three years	3,788	2,103	5,891
	$67,095	$83,450	$150,545

Short-term Borrowings

The Company uses short-term borrowings to fund fluctuations in deposits and loan demand.  The Company’s subsidiary, Pacific Continental Bank, has access to both secured and unsecured overnight borrowing lines.  At December 31, 2008, the Bank had lines totaling approximately $495,188.  The Federal Home Loan Bank of Seattle (FHLB) also provides a secured borrowing line using a blanket pledge of commercial real estate loans.  The Bank’s FHLB borrowing limit at December 31, 2008 was 30% of assets or $327,253, subject to sufficient collateral and stock investment.  At December 31, 2008, available unsecured borrowing lines with various correspondent banks and a secured line with the Federal Reserve Bank of San Francisco was approximately $167,935.

SHORT-TERM BORROWINGS

	2008	2007	2006	2005
	(dollars in thousands)

Federal Funds Purchased, FHLB CMA, Federal Reserve,
& Short Term Advances
Average interest rate
At year end	0.48%	4.39%	5.55%	4.33%
For the year	2.25%	5.25%	5.31%	3.35%
Average amount outstanding for the year	$182,301	$93,733	$73,171	$17,693
Maximum amount outstanding at any month end	$213,225	$151,360	$99,410	$34,825
Amount outstanding at year end	$193,000	$151,360	$99,410	$24,000

Long-term Borrowings

In addition to the short-term borrowings, at December 31, 2008, the Bank had other FHLB borrowings totaling $45,500 with a weighted average interest rate of 4.14% and a remaining average maturity of approximately 2.3 years.

The Company’s long-term borrowings consist of $8,248 in junior subordinated debentures originated on November 28, 2005 and due on January 7, 2036.  The interest rate on the debentures is 6.265% until November 2010 after which it is converted to a floating rate of three-month LIBOR plus 135 basis points.

ITEM 1A                      Risk Factors

The following is a discussion of the most significant risks and uncertainties that may affect our business, financial condition and future results.

We cannot predict the effect of the national economic situation on our future results of operations or stock trading price.

The national economy and the financial services sector in particular, are currently facing challenges of a scope unprecedented in recent history.  No one can predict the severity or duration of this national downturn, which has adversely impacted the markets we serve.  Any further deterioration in our markets would have an adverse effect on our business, financial condition, results of operations and prospects, and could also cause the trading price of our stock to decline.

We cannot predict the effect of recent and pending federal legislation.

On October 3, 2008, Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides the United States Treasury Department (“Treasury”) with broad authority to implement action intended to help restore stability and liquidity to the US financial markets.  The EESA also increases the amount of deposit account insurance coverage from $100,000 to $250,000 effective until December 31, 2009.

As of early 2009, additional legislation has been promulgated or is pending under EESA which is intended to provide, among other things, an injection of capital from the Treasury into financial institutions through the Capital Assistance Program, establishment of a public-private investment fund for the purchase of troubled assets, and the expansion of the Term Asset-Backed Securities Loan Facility to include commercial mortgage backed-securities.

The full effect of the broad legislation already enacted and related legislation expected to be enacted in the near future on the national economy and financial institutions, particularly on mid-sized institutions like us, cannot now be predicted.

Our ability to access markets for funding and acquire and retain customers could be adversely affected to the extent the financial service industry’s reputation is damaged.

Reputation risk is the risk to liquidity, earnings and capital arising from negative publicity regarding the financial services industry.  The financial services industry continues to be featured in negative headlines about the global and national credit crisis and the resulting stabilization legislation enacted by the U.S. federal government.  These reports can be damaging to the industry’s image and potentially erode consumer confidence in insured financial institutions, such as our banking subsidiary.

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

The current economic downturn in the market areas we serve may cause us to have lower earnings and could increase our credit risk associated with our loan portfolio.

The inability of borrowers to repay loans can erode our earnings.  Substantially all of our loans are to businesses and individuals in Washington and Oregon, and a continuing decline in the economy of these market areas could impact us adversely.  Recently, a series of large Puget Sound-based businesses, including Microsoft, Starbucks, and Boeing, have announced or began to implement substantial employee layoffs and scaled back plans for future growth.  Additionally, the recent acquisition of Washington Mutual by JPMorgan Chase & Co. has also resulted in substantial employee layoffs, and is expected to result in a substantial increase in office space availability in downtown Seattle.  Oregon has also seen a similar pattern of large lay offs in major metropolitan areas, a continued decline in housing prices, and a significant increase in the state’s unemployment rate.  A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have an adverse impact on our prospects, results of operations and financial condition:

•	loan delinquencies may increase further, migrating into our substantial commercial real estate and business lending portfolios;

•	collateral for loans made may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans;

•	demand for banking products and services may decline; and

•	low cost or non-interest bearing deposits may decrease.

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

Concentration in real estate market

We have a high concentration of loans secured by real estate.  While the Pacific Northwest typically lags the national economy, the affects of the economic deterioration are now significantly impacting our market area.  Our business activities and credit exposure are concentrated in loans secured by real estate.  Further decline in the real estate markets that we serve could negatively affect our business because the collateral securing those loans may decrease in value.  A continued downturn in the local economy could have a material adverse effect both on the borrowers’ ability to repay these loans, as well as the value of the real property held as collateral.  Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we be would more likely to suffer losses on defaulted loans.

Tightening of credit markets and liquidity risk

A continued tightening of the credit market and the inability to obtain adequate money to fund continued loan growth may negatively affect our asset growth and liquidity position and, therefore, our earnings capability.  In addition to core deposit growth, maturity of investment securities and loan payments, the Company also relies on alternative funding sources through correspondent banking and a borrowing line with the FHLB to fund loans.  In the event the current economic downturn continues, particularly in the housing market, these resources could be negatively affected, both as to price and availability, which would limit and or raise the cost of the funds available to the Company.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our earnings and capital.

Accounting standards require that we account for acquisitions using the purchase method of accounting.  Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill.  At December 31, 2008, we had approximately $22,031 of goodwill on our balance sheet.  In accordance with generally accepted accounting principles, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists.  Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions.  There can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material.

We may be required in the future to recognize an impairment with respect to investment securities, including the FHLB stock we hold.

Under the current economic downturn, investment portfolios continue to record significant unrecognized losses.  The Company’s current securities portfolio contains credit risk associated with whole loan private mortgage-backed securities.  The Company may continue to observe declines in the fair market value of these securities.  The company evaluates the securities portfolio for any other than temporary impairment under EITF 03-1 on a monthly basis, and as of December 31, 2008, we did not recognize any securities as other than temporarily impaired.  There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize an impairment charge with respect to such holdings.

In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB.  The FHLB stock held by the Company is carried at cost and is subject to recoverability testing under applicable accounting standards.  The FHLB recently reported that due to ongoing turmoil in the capital and mortgage markets, it will likely report a risk-based capital deficiency as of December 31, 2008.  The FHLB has indicated that it believes that it has adequate capital to cover the risks reflected on its balance sheet.  Accordingly, as of December 31, 2008, we did not recognize an impairment charge related to our FHLB stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.

The FDIC has increased insurance premiums to rebuild and maintain the federal deposit insurance fund and we may separately incur state statutory assessments in the future.

Based on recent events and the state of the economy, the FDIC has increased federal deposit insurance premiums by 7 basis points for the first quarter of 2009.  The increase of these premiums will add to our cost of operations and could have a significant impact on the Company.  New rules governing deposit insurance premiums are expected to go into effect on April 1, 2009. These new rules are intended to make assessments more balanced by requiring riskier institutions to pay a larger share.

On February 27, 2009, the FDIC adopted an interim rule imposing an emergency special assessment of 20 basis points on insured institutions, and granting the FDIC the authority to impose an additional emergency special assessment after June 30, 2009 of up to 10 basis points if necessary.  The assessment will be calculated on June 30, 2009 deposit balances and collected on September 30, 2009.  Based on the Company’s December 31, 2008 deposits subject to FDIC insurance assessments, the special assessment will be approximately $1.5 million.  Depending on any future losses that the FDIC insurance fund may suffer due to failed institutions, there can be no assurance that there will not be additional significant premium increases or special assessments in order to replenish the fund.

Further, under Oregon and Washington state laws, the Company may incur additional costs if one or more Oregon or Washington state banks that hold public deposits fail, since, as a public depositary, we are subject to Oregon and Washington statutory pro-rata assessments to cover any net losses in public deposits not otherwise covered by federal deposit insurance or other means.

We operate in a highly regulated environment and may be adversely affected by changes in federal state and local laws and regulations.

We are subject to extensive regulation, supervision and examination by federal and state banking authorities.  Any change in applicable regulations or federal, state or local legislation could have a substantial impact on us and our operations.  Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations.  Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties.  These powers recently have been utilized more frequently due to the serious national, regional and local economic conditions we are facing.  The exercise of regulatory authority may have a negative impact on our financial condition and results of operations.

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

4)
Three-story building and land with approximately 31,000 square feet located in Springfield, Oregon.  The Bank occupies approximately 5,500 square feet of the first floor and approximately 5,900 square feet on the second floor and leases out, or is seeking to lease out, the remaining space.

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

The Bank leases facilities for branch offices in Downtown Seattle, Washington, Downtown Bellevue, Washington, Downtown Portland, Oregon, and Vancouver, Washington.  During 2008, the Bank expanded its leased facilities in Downtown Bellevue and Downtown Portland.  In addition, the Bank leases a portion of an adjoining building to the High Street office for administrative and training functions.  Management considers all owned and leased facilities adequate for current use.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5                   Market for Company’s Common Equity, Related Stockholder Matters and Purchases of
Equity Securities

Issuer Purchases of Securities

The Company did not repurchase any shares of its common stock during the fourth quarter of 2008.  The Company had no sales of securities during the past three years, other than those issued pursuant to its stock option plans.

Dividends

The Company pays cash dividends on a quarterly basis, typically in March, June, September and December of each year.  The Board of Directors considers the dividend amount quarterly and takes a broad perspective in its dividend deliberations including a review of recent operating performance, capital levels, and loan concentrations as a percentage of capital, and growth projections.  The Board also considers dividend payout ratios, dividend yield, and other financial metrics in setting the quarterly dividend.   The Company declared and paid cash dividends of $0.40 per share for the year 2008.  That compares to cash dividends of $0.35 per share paid for the year 2007, when adjusted for the 10% stock dividend paid in June 2007.

Equity Compensation Plan Information

	Year Ended December 31, 2008
	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders(1)	895,095	$ 14.24	174,906

Equity compensation plans not approved by security holders	0	$0	0

(1)
Under the Company’s respective equity compensation plans, the Company may grant incentive stock options and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to its employees and directors, however only employees may receive incentive stock options.

(2)	All amounts have been adjusted to reflect subsequent stock splits and stock dividends.

Market Information

The Company’s common stock trades on the NASDAQ Global Market under the symbol PCBK.  At March 6, 2009, the Company had 12,862,691 shares of common stock outstanding held by approximately 1,000 shareholders.

The high, low and closing sales prices (based on daily closing price) for the last eight quarters are shown in the table below.  All share prices for the first and second quarters of 2007 have been retroactively adjusted to reflect the 10% stock dividend paid in June 2007.

YEAR		2008				2007
QUARTER	Fourth	Third	Second	First	Fourth	Third	Second	First
Market value:
High	$15.00	$15.22	$14.93	$14.44	$16.00	$16.41	$17.27	$18.95
Low	11.58	9.26	10.99	13.75	12.00	14.32	15.18	16.86
Close	14.97	14.64	10.99	13.90	12.52	15.57	16.20	17.03

The information contained in the following chart entitled “Total Return Performance” is not considered to be “soliciting material”, or “filed”, or incorporated by reference in any past or future filing by the Company under the Securities Exchange Act of 1934 or the Securities Act of 1933 unless and only to the extent that the Company specifically incorporates it by reference.

                                    STOCK PERFORMANCE GRAPH

Total Return Performance
175
150
125
100
75
Index Value
Pacific Continental Corporation
Russell 2000
SNL Bank $500M-$1B Index
12/31/03
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08

The above graph and following table compares the total cumulative shareholder return on the Company’s Common Stock, based on reinvestment of all dividends, to the cumulative total returns of the Russell 2000

Index and SNL Securities $500 to $1 Billion Bank Asset Size Index.  The graph assumes $100 invested on December 31, 2003, in the Company’s Common Stock and each of the indices.

		Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Pacific Continental Corporation	100.00	126.31	129.69	161.66	117.02	144.10
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
SNL Bank $500M-$1B Index	100.00	123.42	121.31	140.38	102.26	84.81

ITEM 6                                Selected Financial Data

Selected financial data for the past five years is shown in the table below.
($ in thousands, except for per share data)

	2008	2007	2006	2005	2004
For the year
Net interest income	$49,271	$43,426	$40,057	$30,240	$24,952
Provision for loan losses	$3,600	$725	$600	$1,100	$500
Noninterest income	$4,269	$3,925	$4,401	$4,083	$4,463
Noninterest expense	$29,562	$25,861	$23,791	$18,134	$16,041
Income taxes	$7,439	$7,830	$7,412	$5,510	$4,925
Net income	$12,939	$12,935	$12,655	$9,578	$7,948
Cash dividends	$4,797	$4,175	$3,381	$2,556	$2,164

Per common share data (1)
Net income:
Basic	$1.08	$1.09	$1.09	$0.98	$0.84
Diluted	$1.08	$1.08	$1.08	$0.95	$0.82
Cash dividends	$0.40	$0.35	$0.29	$0.25	$0.23
Market value, end of year	$14.97	$12.52	$17.68	$14.45	$14.32

At year end
Assets	$1,090,843	$949,271	$885,351	$791,794	$516,630
Loans, less allowance for loan loss (2)	$945,787	$813,647	$760,957	$671,171	$453,817
Core deposits	$615,832	$615,892	$580,210	$529,794	$381,601
Total deposits	$722,437	$644,424	$641,272	$604,271	$403,791
Shareholders' equity	$116,165	$107,509	$95,735	$81,412	$49,392
Tangible Equity (3)	$93,261	$84,382	$72,109	$57,211	$49,116

Average for the year
Assets	$1,019,040	$903,932	$825,671	$573,717	$463,509
Earning assets	$945,856	$832,451	$755,680	$533,930	$431,374
Loans, less allowance for loan losses	$882,742	$785,132	$712,563	$501,541	$398,739
Core deposits	$613,244	$590,714	$533,861	$425,716	$352,693
Total deposits	$669,624	$654,631	$605,814	$461,013	$379,618
Interest-paying liabilities	$732,466	$627,569	$567,708	$372,880	$290,569
Shareholders' equity	$111,868	$103,089	$90,238	$54,528	$46,043

Financial ratios
Return on average:
Assets	1.27%	1.43%	1.53%	1.67%	1.71%
Equity	11.57%	12.55%	14.02%	17.57%	17.26%
Tangible Equity (3)	14.56%	16.23%	19.12%	18.25%	17.26%
Avg shareholders' equity / avg assets	10.98%	11.40%	10.93%	9.50%	9.93%
Dividend payout ratio	37.07%	32.28%	26.72%	26.69%	27.23%
Risk-based capital:
Tier I capital	10.02%	10.01%	9.93%	9.32%	10.19%
Total capital	11.11%	10.97%	10.98%	10.48%	11.29%

(1) Per common share data is retroactively adjusted to reflect the 10% stock dividend and 5-for-4 stock split of 2007 and 2004, respectively.
(2) Outstanding loans include loans held for sale.
(3) Tangible equity excludes goodwill and core deposit intangible related to acquisitions.

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

In addition to historical information, this report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this report, or the documents incorporated by reference:

o	the risks associated with lending and potential adverse changes in credit quality;
o	increased loan delinquency rates;
o	the risks presented by a continued economic slowdown, which could adversely affect credit quality, loan collateral values, investment values, liquidity levels, and loan originations;
o	changes in market interest rates, which could adversely affect our net interest income and profitability;
o	legislative or regulatory changes that adversely affect our business or our ability to complete pending or prospective future acquisitions;
o	reduced demand for banking products and services;
o	the risks presented by public stock market volatility, which could adversely affect the Company’s stock value and the ability to raise capital in the future;
o	competition from other financial services companies in our markets; and
o	the Company’s success in managing risks involved in the foregoing.

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in Risk Factors in Item 1A. Please take into account that forward-looking statements speak only as of the date of this report or documents incorporated by reference. The Company does not undertake any obligation to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved.

HIGHLIGHTS

			% Change		% Change
	2008	2007	2008 vs. 2007	2006	2007 vs. 2006
Operating revenue (1)	$53,540	$47,351	13%	$44,458	7%
Net income	$12,939	$12,935	0%	$12,655	2%

Earnings per share (2)
Basic	$1.08	$1.09	-1%	$1.09	0%
Diluted	$1.08	$1.08	0%	$1.08	0%

Assets, period-end	$1,090,843	$949,271	15%	$885,351	7%
Deposits, period-end	$722,437	$644,424	12%	$641,272	0%

Return on assets	1.27%	1.43%		1.53%
Return on equity	11.57%	12.55%		14.02%
Return on tangible equity (3)	14.56%	16.23%		19.12%

(1) Operating income is defined as net interest income plus noninterest income.

(2) Per share data for 2006 was retroactively adjusted to reflect the 10% stock dividend paid in June 2007.

(3) Tangible equity excludes goodwill and core deposit intangible related to acquisitions.

Net income for the year 2008 was $12,939, an increase of $4 over the $12,935 reported for the year 2007.  Net income improvement in 2008 over 2007 was modest due to a significant increase in the provision for loan losses, plus growth in noninterest expenses, which offset increased operating revenues.  Operating revenue for the year 2008 was up 13% over the year 2007 and was primarily driven by growth in net interest income, which accounted for 92% of total operating revenue in 2008.  The improvement in 2008 net interest income was the result of 14% growth in average earning assets combined with a stable net interest margin.

The Company earned $12,935 in 2007 compared to $12,655 in 2006.  Growth in operating revenue was primarily responsible for the increased earnings in 2007 over 2006. Operating revenues were $47,351 in 2007, up $2,893 or 7% over 2006.  Growth in operating revenues resulted from increased net interest income, which accounted for 92% of total operating revenue in 2007.  While average earning assets increased 10% in 2007 over 2006, growth in net interest income in 2007 was slowed by an 8 basis point compression in the net interest margin.

Period-end assets at December 31, 2008 were $1,090,843, compared to $949,271 at December 31, 2007.  Core deposits, which are defined as demand deposits, interest checking, money market accounts, and local time deposits (including local time deposits over $100 thousand) constitute 85% of December 31, 2008 outstanding deposits.  Non-interest bearing deposits were $178,957 or 25% of total deposits at year-end December 31, 2008.

During 2009, the Company believes the following factors could impact reported financial results:

▪
The current national, regional, and local recession and the effect on loan demand, the credit quality of existing clients with lending relationships, and vacancy rates of commercial real estate properties, since a significant portion of our loan portfolio is secured by real estate.

▪
A slowing real estate market and increases in residential home inventories for sale and the impact on residential construction lending, delinquency and default rates of existing residential construction loans in the Bank’s portfolio, residential mortgage lending, and refinancing activities of existing homeowners.

▪	The ability to grow core deposits during 2009 in a highly competitive environment where many financial institutions are experiencing liquidity problems.

▪	The availability of alternative funding sources due to disruption in the financial and capital markets flowing from the significant downturn in the housing industry

▪	The ability to manage noninterest expense growth in light of anticipated significant increases in regulatory costs.

▪	The ability to attract and retain qualified and experienced bankers in all markets.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods.  Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2008 in Item 8 of this report.  Management believes that the following policies and those disclosed in the Notes to Consolidated Financial Statements should be considered critical under the SEC definition:

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

Goodwill and Intangible Assets

At December 31, 2008, the Company had $22,904 in goodwill and other intangible assets.  In accordance with Financial Accounting Standard 142, Goodwill and Other Intangible Assets, assets with indefinite lives are no longer amortized, but instead are periodically tested for impairment.  Management performs an impairment analysis of the intangible assets with indefinite lives at least annually and has determined that there was no impairment as of December 31, 2008, 2007, and 2006.

Share-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), Share Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based forms of compensation issued to employees.  This standard became effective in the first quarter of 2006.  The Company uses the Black-Scholes option pricing model to measure fair value under SFAS 123(R) which is further discussed in Note 1 of the Notes to Consolidated Financial Statements in Item 8 below.

The Company adopted SFAS 123(R) using the modified prospective method.  Therefore, previously reported financial data was not restated, and expenses related to equity-based payments granted and vesting during 2006, 2007, and 2008 were recorded as compensation expense.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2008 in item 8 of this report.  None of these pronouncements are expected to have a significant effect on the Company’s financial condition or results of operations.

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

4th Quarter 2008 Compared to 4th Quarter 2007

Two tables follow which analyze the changes in net interest income for the fourth quarter 2008 and fourth quarter 2007.  Table I “Average Balance Analysis of Net Interest Earnings”, provides information with regard to average balances of assets and liabilities, as well as associated dollar amounts of interest income and interest expense, relevant average yields or rates, and net interest income as a percent of average earning assets.  Table II “Analysis of Changes in Interest Income and Interest Expense”, shows the increase (decrease) in the dollar amount of interest income and interest expense and the differences attributable to changes in either volume or rates.

The Bank’s net interest margin for the fourth quarter 2008 was 5.28% compared to 5.15% for the fourth quarter 2007.   Table I shows that earning asset yields for the fourth quarter 2008 of 6.63% were down 135 basis points from fourth quarter 2007 earning asset yields due primarily to a 144 basis point decline in the yield on net loans.  The decline in loan yields was due to the rapid decline in market interest rates during 2008, which lowered yields on the Bank’s variable rate loan portfolio.  However, the Bank’s practice of including floors on most of its variable rate loans mitigated additional declines in loan yields during this falling rate environment.  During the third and fourth quarters 2008, loan yields stabilized due to the activation of interest rate floors on approximately $280,000 of the Bank’s variable rate loan portfolio, thus protecting the net interest margin.

Table I shows that the rates paid on interest-bearing core deposits moved down faster than yields on earning assets as evidenced by the 168 basis point decline from 3.24% to 1.56%.  In addition, the cost of alternative funding has moved down at a faster rate than core deposits, down 296 basis points from 4.88% to 1.92%.  This rapid fall in the cost of alternative funding was due to a planned strategy to maintain a relatively short maturity structure on the Bank’s alternative funding, which permitted the Bank to refinance this funding at consistently lower rates during a rapidly declining interest rate environment.  Overall, the cost of interest-bearing liabilities of the Bank, which includes both core deposits and alternative funding, has fallen by 205 basis points in fourth quarter 2008 from fourth quarter 2007.

Table I also shows the difference between the cost of interest-bearing core deposits and alternative funding.  Overall, interest-bearing core deposits have a rate of 1.56% or 36 basis points lower than alternative funding costs at 1.92%.  However, this spread between core deposit rates and alternative funding rates has compressed significantly during the last half of 2008 when compared to the first half of the year when this spread ranged between 140 and 150 basis points.  This narrowing spread is again the result of the relatively short maturity structure of the Bank’s alternative funding, Federal Reserve actions to lower rates during the fourth quarter 2008, and the relatively high cost of core deposits in a very competitive rate environment.

Table II shows the changes in net interest income due to rate and volume for the quarter ended December 31, 2008.  Interest income including loan fees for the fourth quarter 2008 declined by $806 from the same period last year.  Higher volumes of earning assets increased interest income by $2,605, while lower yields on earning assets, primarily loans, decreased interest income by $3,411.  The rate/volume analysis shows that interest expense for the quarter ended December 31, 2008 decreased by $2,807 from last year, as changes in mix and higher volumes caused interest expense to increase by $1,496, which was more than offset by a decrease in interest expense of $4,303 due to lower rates.  Most of the decline in interest expense was due to lower rates and was in the Bank’s core deposit base, which illustrates the Bank’s ability to quickly reprice its core deposits.  In addition, the Bank also benefited from the short maturity structure of its alternative funding, which permitted refinancing at lower rates in a rapidly falling interest rate environment.

Table I
Average Balance Analysis of Net Interest Earnings
(dollars in thousands)

		Quarter Ended			Quarter Ended
		December 31, 2008			December 31, 2007
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
Interest Earning Assets
Federal funds sold and interest-
bearing deposits in banks	$497	$2	1.60%	$809	$10	4.90%
Securities available for sale:
Taxable (1)	57,972	627	4.30%	52,756	622	4.68%
Tax-exempt	5,187	49	3.76%	5,247	49	3.71%
Loans, net of allowance
for loan losses(2)(3)(4)	929,522	15,866	6.79%	803,999	16,669	8.23%
Total interest earning assets	993,178	16,544	6.63%	862,811	17,350	7.98%

Non Earning Assets
Cash and due from banks	17,928			19,623
Premises and equipment	20,892			20,856
Goodwill & other intangibles	22,935			23,159
Interest receivable and other	14,845			6,925
Total non interest assets	76,600			70,563

Total assets	$1,069,778			$933,374

Interest-Bearing Liabilities
Money market and NOW accounts	$382,144	$(1,367)	-1.42%	$378,845	$(3,066)	-3.21%
Savings deposits	21,058	(39)	-0.74%	20,650	(82)	-1.58%
Time deposits - core (5)	44,776	(355)	-3.15%	38,313	(424)	-4.39%
Total interest-bearing core deposits	447,978	(1,761)	-1.56%	437,808	(3,572)	-3.24%

Time deposits - non-core	72,052	(536)	-2.96%	49,588	(651)	-5.21%
Federal funds purchased	9,005	(24)	-1.06%	16,579	(212)	-5.07%
FHLB & FRB borrowings	239,599	(904)	-1.50%	135,748	(1,594)	-4.66%
Junior subordinated debentures	8,248	(125)	-6.03%	8,248	(128)	-6.16%
Total interest-bearing alternative funding	328,904	(1,589)	-1.92%	210,163	(2,585)	-4.88%
Total interest-bearing liabilities	776,882	(3,350)	-1.72%	647,971	(6,157)	-3.77%

Noninterest-Bearing Liabilities
Demand deposits	170,897			173,706
Interest payable and other	7,040			4,326
Total noninterest liabilities	177,937			178,032
Total liabilities	954,819			826,003
Stockholders' equity	114,959			107,371
Total liabilities and stockholders' equity	$1,069,778			$933,374
Net Interest Income		$13,194			$11,193
Net Interest Income as a Percent of Earning Assets		5.28%			5.15%
(1) Federal Home Loan Bank stock is included in securities available for sale.
(2) Nonaccrual loans have been included in average balance totals.
(3) Interest income includes recognized loan origination fees of $224 and $447 for the three months ended
December 31, 2008 and 2007, respectively.
(4) Total includes loans held for sale.
(5) Core time deposits include all non-public time deposits, including non-public time deposits over $100.

Table II
Analysis of Changes in Interest Income and Interest Expense
(dollars in thousands)

	Three Months Ended December 31, 2008 compared to December 31, 2007
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest
bearing deposits in banks	$(4)	$(4)	$(8)
Securities available-for-sale:
Taxable	60	(55)	5
Tax-exempt	(1)	1	-
Loans, net of allowance for loan losses	2,550	(3,353)	(803)

Total interest income	$2,605	$(3,411)	$(806)

Interest paid on:
Money market and NOW accounts	(18)	1,717	1,699
Savings deposits	(1)	44	43
Time deposits - core	(70)	139	69
Total interest-bearing core deposits	(89)	1,900	1,811

Time deposits - non-core	(292)	407	115
Federal funds purchased	97	91	188
FHLB & FRB borrowings	(1,212)	1,902	690
Junior subordinated debentures	-	3	3
Total interest-bearing alternative funding	(1,407)	2,403	996

Total interest expense	$(1,496)	$4,303	$2,807

Net interest income	$1,109	$892	$2,001

2008 Compared to 2007

Two tables follow which analyze the changes in net interest income for the years 2008, 2007, and 2006.  Table III “Average Balance Analysis of Net Interest Earnings”, provides information with regard to average balances of assets and liabilities, as well as associated dollar amounts of interest income and interest expense, relevant average yields or rates, and net interest income as a percent of average earning assets.  Table IV, “Analysis of Changes in Interest Income and Interest Expense”, shows the increase (decrease) in the dollar amount of interest income and interest expense and the differences attributable to changes in either volume or rates.

The net interest margin for the full year 2008 was 5.21%, a decline of 1 basis point from the 5.22% net interest margin reported for the year 2007.  Table III shows that earning asset yields declined by 134 basis points for the year 2008 when compared to 2007 from 8.31% to 6.97%.  The decline in earning assets yields was due primarily to the 141 basis point drop in yields on loans, which resulted from the rapidly declining interest rate environment experienced throughout 2008 that lowered yields on the Bank’s variable rate loan portfolio.  As noted above, the Bank’s use of interest rate floors on its variable rate loan portfolio mitigated further decline in loan yields during the last half of 2008.

Table III also shows the overall cost of interest-bearing liabilities for the year 2007 was down 182 basis points from 4.10% in 2007 to 2.28% in 2008.  This decline can be also be attributed to the falling rate environment during 2008, plus the relatively short-maturity structure of the Bank’s alternative funding, which permitted rapid refinancing of funding at much lower rates throughout the year.  Table III also illustrates the difference between the cost of interest-bearing core deposits for the year 2008 as compared to the cost of interest-bearing alternative funding.  The cost of interest-bearing core deposits was 1.85% or 108 basis points less than the 2.93% cost of alternative funding.

The year-to-date December 31, 2008 rate/volume analysis shows that interest income including loan fees declined by $3,221 from last year.  Higher volumes of earning assets increased interest income by $9,047 and lower yields on loans decreased interest income by $12,268.  The rate/volume analysis shows that interest expense for the year 2008 decreased by $9,066 from last year, as higher volumes on all deposit categories caused interest expense to increase by $5,045, which was more than offset by lower rates, which decreased interest expense by $14,111.

2007 Compared to 2006

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

The year-to-date December 31, 2007 rate/volume analysis shows that interest income, including loan fees, improved by $7,194 over last year.  Higher volumes of earning assets increased interest income by $6,301 and higher yields on loans increased interest income by $893.  The rate/volume analysis shows that interest expense for the year 2007 increased by $3,825 over last year, as higher volumes on all deposit categories caused interest expense to increase by $2,157, combined with higher rates, which increased interest expense by $1,668.

Table III
Average Balance Analysis of Net Interest Earnings

		2008			2007			2006
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance	Income/(Expense)	Yield/(Cost)	Balance	Income/(Expense)	Yield/(Cost)	Balance	Income/(Expense)	Yield/(Cost)
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
Interest Earning Assets
Federal funds sold and interest-
bearing deposits in banks	$554	$20	3.61%	$981	$51	5.20%	$960	$44	4.58%
Securities available for sale:
Taxable (1)	57,260	2,682	4.68%	41,112	1,837	4.47%	38,855	1,546	3.98%
Tax-exempt	5,300	196	3.70%	5,226	156	2.99%	3,302	125	3.79%
Loans, net of allowance for loan
losses(2)(3)(4)	882,742	63,047	7.14%	785,132	67,122	8.55%	712,563	60,257	8.46%

Total interest earning assets	945,856	65,945	6.97%	832,451	69,166	8.31%	755,680	61,972	8.20%

Non Earning Assets
Cash and due from banks	18,241			21,662			23,272
Premises and equipment	20,955			19,755			17,694
Goodwill & other intangibles	23,018			23,376			24,057
Interest receivable and other	10,970			6,688			4,968
Total non interest earning assets	73,184			71,481			69,991

Total assets	$1,019,040			$903,932			$825,671

Interest-Bearing Liabilities
Money market and NOW accounts	$379,657	$(6,584)	-1.73%	$364,780	$(13,358)	-3.66%	$307,054	$(10,551)	-3.44%
Savings deposits	21,228	(183)	-0.86%	24,309	(486)	-2.00%	23,559	(360)	-1.53%
Time deposits - core	42,566	(1,427)	-3.35%	32,589	(1,381)	-4.24%	40,989	(1,466)	-3.58%
Total interest-bearing core deposits	443,451	(8,194)	-1.85%	421,678	(15,225)	-3.61%	371,602	(12,377)	-3.33%

Time deposits - non-core	56,380	(1,948)	-3.46%	63,918	(3,347)	-5.24%	71,954	(3,504)	-4.87%
Federal funds purchased	22,094	(578)	-2.62%	10,128	(539)	-5.32%	7,580	(380)	-5.01%
FHLB & FRB borrowings	202,293	(5,456)	-2.70%	123,597	(6,121)	-4.95%	108,324	(5,144)	-4.75%
Trust preferred	8,248	(498)	-6.04%	8,248	(508)	-6.16%	8,248	(510)	-6.18%
Total interest-bearing alternative funding	289,015	(8,480)	-2.93%	205,891	(10,515)	-5.11%	196,106	(9,538)	-4.86%
Total interest-bearing liabilities	732,466	(16,674)	-2.28%	627,569	(25,740)	-4.10%	567,708	(21,915)	-3.86%

Noninterest-Bearing Liabilities
Demand deposits	169,792			169,035			162,259
Interest payable and other	4,914			4,239			5,466
Total noninterest-bearing liabilities	174,706			173,274			167,725
Total liabilities	907,172			800,843			735,433
Stockholders' equity	111,868			103,089			90,238
Total liabilities and stockholders' equity	$1,019,040			$903,932			$825,671

Net Interest Income		$49,271			$43,426			$40,057

Net Interest Income as a Percent of
Earning Assets		5.21%			5.22%			5.30%

(1) Federal Home Loan Bank stock is included in securities available for sale.
(2) Nonaccrual loans have been included in average balance totals.
(3) Interest income includes recognized loan origination fees of $1,843, $2,065 and $2,099 for the years ended 2008, 2007, and 2006, respectively.
(4) Total includes loans held for sale.
(5) Core time deposits include all local time deposits, including local time deposits over $100.

Table IV
Analysis of Changes in Interest Income and Interest Expense

	2008 compared to 2007 Increase (decrease) due to			2007 compared to 2006 Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(dollars in thousands)
Interest earned on:
Federal funds sold and interest
bearing deposits in banks	$(22)	$(9)	$(31)	$1	$6	$7
Securities available-for-sale:
Taxable	722	123	845	90	201	291
Tax-exempt	2	38	40	73	(42)	31
Loans, net of allowance for loan
losses	8,345	(12,420)	(4,075)	6,137	728	6,865

Total interest income	$9,047	$(12,268)	$(3,221)	$6,301	$893	$7,194

Interest paid on:
Money market and NOW accounts	(545)	7,319	6,774	(1,984)	(823)	(2,807)
Savings deposits	62	241	303	(11)	(115)	(126)
Time deposits	(423)	377	(46)	300	(215)	85
Total interest-bearing core deposits	(906)	7,937	7,031	(1,695)	(1,153)	(2,848)

Time deposits - non-core	395	1,004	1,399	391	(234)	157
Federal funds purchased	(637)	598	(39)	(128)	(31)	(159)
FHLB borrowings	(3,897)	4,562	665	(725)	(252)	(977)
Trust preferred	-	10	10	-	2	2
Total interest-bearing alternative funding	(4,139)	6,174	2,035	(462)	(515)	(977)
Total interest expense	$(5,045)	$14,111	$9,066	$(2,157)	$(1,668)	$(3,825)

Net interest income	$4,002	$1,843	$5,845	$4,144	$(775)	$3,369

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

The provision for loan losses totaled $3,600 in 2008, $725 in 2007, and $600 in 2006.  The increase in the provision for 2008 when compared to 2007 was due to loan growth, moderate deterioration in credit quality, and an increase in unallocated reserves in light of significant economic uncertainty.  The increase in the provision for 2007 when compared to 2006 was due to loan growth and some increased economic uncertainty.

At December 31, 2008, the Bank had $7,704 or 0.71% of total assets in nonperforming assets, net of government guarantees compared to $4,094 or 0.43% of total assets at December 31, 2007.  Nonperforming assets at December 31, 2008 consist of $3,898 of nonaccrual loans (net of $239 in government guarantees) and $3,806 of other real estate owned. Nonperforming assets do not include $2,234 of impaired loans less than 90 days past due and continuing to accrue interest as of December 31, 2008.  At December 31, 2008, approximately $1,181 of the nonaccrual loans were consumer residential construction loans.  Other real estate owned consisted of 17 completed consumer construction residential properties and seven individual residential building lots.  Losses on these or any future nonperforming loans in the consumer residential construction segment of the loan portfolio are mitigated due to a cash-secured 20% principal guarantee for each of these loans. In addition, no special allocation to the allowance for loan losses for these specific loans is expected.

The allowance for loan losses at December 31, 2008 was $10,980 (1.15% of outstanding loans, net of loans held for sale) compared to $8,675 (1.05% of loans) and $8,284 (1.08% of loans) at years end 2007 and 2006, respectively.  At December 31, 2008, the Bank also has reserved $196 for possible losses on unfunded loan commitments, which is classified in other liabilities.  The 2008 ending allowance includes $887 in specific allowance for $6,132 in impaired loans (net of government guarantees).  At December 31, 2007, the Company had $3,671 of impaired loans (net of government guarantees) with a specific allowance assigned of $160.

Net loan charge offs were $1,295 in 2008 compared to $334 in 2007, and $108 in 2006.  Net charge offs as a percentage of average loans were 0.15%, 0.04%, and 0.01% for 2008, 2007, and 2006, respectively.

Noninterest Income

Noninterest income is derived from sources other than fees and interest on earning assets.  The Company’s primary sources of noninterest income are service charge fees on deposit accounts, merchant bankcard activity, income derived from mortgage banking services, and gains on the sale of loans.

2008 Compared to 2007

Noninterest income in 2008 was $4,269, up $344 or 9% from the $3,925 reported for the year 2007.  The increase in 2008 noninterest income when compared to 2007 was primarily attributable to a $267 increase in service charges on deposit accounts and a $193 increase in other fee income, principally bankcard processing fee income.  Service charges on deposit accounts increased due to lower earnings credit rate, which increased fees on analyzed business accounts.  Bankcard processing fee income accounted for $114 of this increase.  Increases in these categories were partially offset by a $15 decrease in mortgage banking income.  The decline in mortgage banking income was attributable to a significant slow down in the residential housing market.  The other income category in 2008 was $330, an $87 or 21% decrease from the $417 reported in the other income category for the year 2007.  The decrease in the other income category was due to collection of approximately $70 in loan referral fees during the year 2007.

2007 Compared to 2006

Noninterest income in 2007 was $3,925, down $476 or 11% from the $4,401 reported for the year 2006.  Excluding the one-time gain of $335 on the sale of property included in 2006 results, noninterest income in 2007 was down $141 or 3% from 2006.  The following discussion excludes the effect of the gain on sale of property in 2006.  The $141 decline in 2007 noninterest income when compared to 2006 was primarily due to a $435 decrease in mortgage banking income.  The decline in mortgage banking income was attributable to a significant slow down in the residential housing market.  The decline in mortgage banking income was partially offset by increases in service charges on deposit accounts, other fee income, principally bankcard processing fee income, and the other income category.  Service charges on deposit accounts increased $76 or 6% due to lower earnings credit rate, which increased fees on analyzed business accounts.  Other fee income, principally bankcard processing fee income in 2007 increased $135 or 9% over 2006.  Bankcard processing fee income accounted for $53 of this increase, while other service charge income, primarily wire transfer fees accounted for $68 of this increase.  The other income category in 2007 was $417, a $94 or 29% increase over the $323 reported in the other income category for the year 2006.  The increase in the other income category was due to collection of approximately $70 in loan referral fees during the year 2007.

Noninterest Expense

Noninterest expense represents all expenses other than the provision for loan losses and interest costs associated with deposits and other interest-bearing liabilities.  It incorporates personnel, premises and equipment, data processing and other operating expenses.

2008 Compared to 2007

Noninterest expense for the year 2008 was $29,562, up $3,701 or 14% over the $25,861 reported for the year 2007.  Personnel expense in 2008 was up $2,422 and accounted for 65% of the total increase in noninterest expense in the year.  Total salary expense was up $1,699 or 16% and benefits and taxes were up $780 or 16% over last year.  Approximately $442 of the increase in salary expense was due to lower loan origination costs, which are a direct offset to salary expense.  Higher benefits and taxes expense in 2008 resulted from increased group insurance, and accruals for officer incentives.  The other expense category accounted for the majority of the remaining increase in noninterest expense in 2008 over 2007.  Other expenses were $5,490 in 2008, up $588 or 12% over 2007 other expenses of $4,902.  The increase in the other expense category can be attributed to the following areas: 1) increased FDIC assessment of $231; 2) increased travel expense of $89; 3) increased other real estate expense of $125 due to increases in other real estate owned; and 4) increased repossession and collection expense of $23 related to increases in non-performing loans.

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

BALANCE SHEET

Loans

At December 31, 2008, outstanding loans, net of deferred loan fees and excluding loans held for sale, were $956,357, up $134,035 over outstanding loans of $822,322 at December 31, 2007.  A summary of loan growth by market for the year 2008 follows:

	Balance	Balance	$ Increase	% Increase
	Dec. 31, 2008	Dec. 31, 2007	(Decrease)	(Decrease)

Eugene Market	$237,604	$217,962	$19,642	9.01%

Portland Market	432,961	389,053	43,908	11.29%

Seattle Market	285,792	215,307	70,485	32.74%

Total	$956,357	$822,322	$134,035	16.30%

The Seattle market was primarily responsible for the majority of the growth in outstanding loans for the Company during 2008, but both the Portland and Eugene markets also showed solid year-over-year loan growth.  The growth in all three markets can be attributed to increased commercial real estate lending and loans to dental professionals throughout the year, combined with a lessening of competition for loans.  Throughout 2008, many financial institutions experiencing credit quality problems and significantly reduced their lending activities, thus increasing the opportunity for the Bank to grow its loan portfolio.  More information on the loan portfolio can be found in statistical information in Item 1 and in Note 4 of the Notes to Consolidated Financial Statements in Item 8 below.

Goodwill and Intangible Assets

At December 31, 2008, the Company had a recorded balance of $22,031 in goodwill from the November 30, 2005 acquisition of NWB Financial Corporation and its wholly-owned subsidiary Northwest Business Bank (NWBF).  In addition, at December 31, 2008 the Company had $873 core deposit intangible assets resulting from the acquisition of NWBF.  The core deposit intangible was determined to have an expected life of approximately seven years and is being amortized over that period using the straight-line method.  During 2008, the Company amortized $223 of the core deposit intangible.  In accordance with Statement of Financial Accounting Standard (“SFAS”) 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment.  Management performed an impairment analysis at December 31, 2008 and determined there was no impairment of the goodwill at the time of the analysis.

Deposits

Outstanding deposits at December 31, 2008 were $722,437, an increase of $78,013 over outstanding deposits of $644,424 at December 31, 2007.  Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and local time deposits, including local time deposits in excess of $100 thousand, were $615,832, down $60 from outstanding core deposits of $615,892 at December 31, 2007.  At December 31, 2008 and 2007, respectively, core deposits represented 85% and 96% of total deposits, respectively.  A summary of deposit growth by market for the year 2008 follows:

	Balance	Balance	$ Increase	% Increase
	Dec. 31, 2008	Dec. 31, 2007	(Decrease)	(Decrease)

Eugene Market core deposits	$406,098	$405,351	$747	0.18%

Portland Market core deposits	110,287	109,698	589	0.54%

Seattle Market core deposits	99,447	100,843	(1,396)	-1.38%

Total core deposits	615,832	615,892	(60)	-0.01%

Other deposits	106,605	28,532	78,073	273.63%

Total	$722,437	$644,424	$78,013	12.11%

Outstanding core deposits at December 31, 2008 in all three markets were virtually flat from one year ago primarily due to the highly competitive environment for these deposits with other financial institutions in all three of the Bank’s primary markets.  This increased competition for core deposits, primarily based on price, was driven by liquidity problems experienced by the entire industry during the last six months of 2008 as financial markets experienced significant disruption.  In addition, core deposit growth was affected by a deterioration in economic conditions in all three markets that negatively impacted the cash flow, and thus the deposit levels of many of the Bank’s existing clients.  As a result of no growth in core deposits, the Bank experienced growth of more than $78,000 in other deposits, which consisted primarily of brokered and public time deposits.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures at December 31, 2008, which were issued in conjunction with the acquisition of NWBF.  At December 31, 2008, the entire $8,248 in junior subordinated debentures had an interest rate of 6.265% that is fixed through November 2010.  As of December 31, 2008, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital purposes.  Additional information regarding the terms of the junior subordinated debentures, including maturity/repricing dates and interest rate, is included in Note 12 of the Notes to Consolidated Financial Statements in Item 8 below.

CAPITAL RESOURCES

Capital is the stockholders’ investment in the Company.  Capital grows through the retention of earnings and the issuance of new stock through the exercise of stock options.  Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Stockholders’ equity at December 31, 2008 was $116,165, an increase of $8,656 or 8% from December 31, 2007.  The increase in stockholders’ equity during 2008 was due to the retention of approximately $8,142 net income for the year and the exercise of stock options and the related tax benefit accounted for another $1,504.

The Federal Reserve Board and the FDIC have in place guidelines for risk-based capital requirements applicable to U.S. banks and bank holding companies.  These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet.  Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios.  These guidelines require a minimum of 8% total risk-based capital ratio, of which 4% must be Tier I capital.  The regulations also specify that a 10% total risk-based capital ratio is required to be designated “well-capitalized” (the highest FDIC capital rating) by the FDIC.  The Company’s Tier I capital, which consists of stockholders’ equity and qualifying trust preferred securities, less other comprehensive income, goodwill (net of the deferred tax associated with goodwill), and deposit-based intangibles, totaled $102,424 at December 31, 2008.  Tier II capital components include all, or a portion of the allowance for loan losses and the portion of trust preferred securities in excess of Tier I statutory limits.  The total of Tier I and Tier II capital components is referred to as Total Risk-Based Capital, and was $113,600 at December 31, 2008.  The Bank’s total risk-based capital ratio was 11.11%, at December 31, 2008 compared to 10.97% at December 31, 2007.

Subsequent to year-end December 31, 2008, the Company raised approximately $9,700 of additional capital through a private equity placement of 750 thousand shares of stock at $13.50 per share.  This additional capital is expected to increase the Company’s total risk-based capital ratio to more than 12% at the end of first quarter 2009.  In addition, during December 2008, the Company was granted preliminary approval under TARP by the Treasury to receive $30 million of additional capital in the form of preferred stock.  In January 2009, the Company announced it had determined not to participate in this program.

The Company pays cash dividends on a quarterly basis, typically in March, June, September and December of each year.  The Board of Directors considers the dividend amount quarterly and takes a broad perspective in its dividend deliberations including a review of recent operating performance, capital levels, and concentrations of loans as a percentage of capital, and growth projections.  The Board also considers dividend payout ratios, dividend yield, and other financial metrics in setting the quarterly dividend.  The Company declared and paid cash dividends of $0.40 per share for the year 2008.  That compares to dividends of $0.35 per share for the year 2007 when adjusted for the 10% stock dividend paid in June 2007.

The Board of Directors, at its February 17, 2009 meeting, approved a dividend of $0.10 per share for stockholders of record as of March 3, 2009.  If continued for each quarter during 2009, this would result in no change in 2009 dividends over 2008 dividends.

The Company projects that earnings retention and existing capital will be sufficient to fund anticipated organic asset growth, while maintaining a well-capitalized designation from all regulatory agencies.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit.  The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products.  In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract.  Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  At December 31, 2008, the Bank had $182,609 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The credit risk involved is essentially the same as that involved in extending loan facilities to customers.  At December 31, 2008, the Bank had $2,298 in letters of credit and financial guarantees written.

The Bank also has internal guidance lines of credit established for certain borrowers, primarily in the residential construction industry.  These guidance lines are not contractual commitments to extend credit, and may be terminated by the Bank for any reason without any obligation to the borrower.  These lines provide the Bank’s lenders limits on future extensions of credit to certain borrowers.  The Bank uses the same credit policies in establishing internal guidance lines as it does for other credit products.  At December 31, 2008, the Bank had established unused and uncommitted guidance lines totaling approximately $1,387 compared to unused and uncommitted guidance lines of $38,321 at December 31, 2007.

The Company has certain other financial commitments.  These future financial commitments are outlined below:
Contractual Obligations
(dollars in thousands)	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Junior subordinated debenture	$8,248	$-	$-	$-	$8,248
FHLB borrowings	194,500	159,500	21,500	11,500	2,000
Federal Reserve borrowings	20,000	20,000	-	-	-
Time Deposits	150,545	123,172	21,482	5,891	-
Operating lease obligations	6,848	954	1,177	932	3,785
	$380,141	$303,626	$44,159	$18,323	$14,033

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

The Company uses a number of measurements to monitor its liquidity position on a daily, weekly, and monthly basis.  During the third and fourth quarters of 2008 during significant disruption of financial markets that created liquidity problems for a number of financial institutions, the Company heightened its liquidity monitoring and also put into place a number of programs to increase its core deposit base, including deposit promotions in all three markets.

Core deposits at December 31, 2008 were 85% of total deposits compared to 96% at December 31, 2007.  Core deposits at December 31, 2008 were virtually flat with one year ago due to increased competition for core deposits by all financial institutions, combined with deteriorating economic conditions.  Loan growth was funded primarily through alternative funding sources, including overnight borrowed funds, Federal Home Loan Bank advances, Federal Reserve Bank of San Francisco advances, public deposits available from the State of Oregon and State of Washington, national market time deposits, and brokered time deposits.

The Company has deposit relationships with several large clients, which are closely monitored by Bank officers.  At December 31, 2008, 29 large deposit relationships with the Bank account for $206,026 or 29% of total deposits.  The single largest client represented 8% of total deposits at December 31, 2008.  The loss of this deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity.  The Company expects to maintain these relationships and believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients.

Borrowing lines have been established at various correspondent banks, the Federal Home Loan Bank of Seattle and with the Federal Reserve Bank of San Francisco.  At December 31, 2008, the Bank had secured and unsecured borrowing lines totaling approximately $495,188 consisting of $327,253 with the Federal Home Loan Bank of Seattle, $118,000 with various correspondent banks, and $49,935 with the Federal Reserve Bank of San Francisco.  The Federal Home Loan Bank borrowing line is limited to the amount of collateral pledged.  At December 31, 2008, the Bank had collateral pledged to the FHLB in the form of commercial real estate loans, first and second lien single family residential loans, multi-family loans, and mortgage-backed securities that had a discounted collateral value of approximately $273,978 for this line.  The $49,935 borrowing line with the Federal Reserve Bank of San Francisco is also secured through the pledging of commercial loans under the Bank’s Borrower-In-Custody program.  The $118,000 in borrowing lines with correspondent banks is unsecured.  At December 31, 2008, the Bank had $194,500 in borrowings outstanding from the FHLB of Seattle and $24,000 outstanding on its overnight correspondent bank lines, and $20,000 outstanding with the Federal Reserve Bank of San Francisco.  In addition, the Bank is part of the State of Oregon and State of Washington community bank time deposit program and at December 31, 2008 had approximately $500 available from these sources.  The Bank’s loan portfolio also contains approximately $31,689 in guaranteed government loans, which can be sold on the secondary market.

Subsequent to the end of the year, as a result of a financial institution failure in the State of Washington, the Bank was assessed $9 thousand for uninsured public deposits at the failed institution.  The assessment was based upon the Bank’s pro rata share of public deposits as of December 31, 2008, which amounted to less than one-tenth of one percent.  However, due to the increased risk of future bank failures in Washington, the Bank chose to exit the public deposit pool in order to minimize its exposure to possible assessments for uninsured deposits.  The Bank will continue to have a potential liability for uninsured deposits for a period of one year following its exit from the state public deposit pool.

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

During the first six months of 2008, the model indicated that the Company was asset sensitive and projected rising margins in a rising rate environment.  However during the last six months of 2008 and at December 31, 2008, the Profit Star model showed the Company had become liability sensitive, meaning that in a rising rate environment, the net interest margin and net interest income would decline.  The change in the Company’s interest rate risk position was due primarily to the activation of floors on approximately $280,000 of variable rate loans, combined with the relatively short maturity structure of the Company’s alternative funding.    The following table shows the estimated impact of interest rate changes plus 300 basis points and minus 300 basis points on net interest income in 100 basis point increments.  The base figure of $54,940 used in the analysis differs from actual net interest income for 2008 due to instruments being priced at offering rates, factoring in run-off assumptions. Due to the various assumptions used for this modeling and potential balance sheet strategies management may implement to mitigate interest rate risk, no assurance can be given that projections will reflect actual results.

Interest Rate Shock Analysis
Net Interest Income and Market Value Performance
($ in thousands)

Projected	Net Interest Income
Interest	Estimated	$ Change	% Change
Rate Change	Value	From Base	From Base
+300	$49,100	$(5,840)	(10.63)%
+200	50,475	(4,465)	(8.13)%
+100	51,657	(3,283)	(5.98)%
Base	54,940	0	0.00%
-100	56,926	1,986	3.62%
-200	57,574	2,634	4.79%
-300	57,581	2,641	4.81%

ITEM 8                                Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Pacific Continental Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Pacific Continental Corporation and Subsidiary (Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

Report of Independent Registered Public Accounting Firm

Page Two

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Continental Corporation and Subsidiary as of  December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Pacific Continental Corporation and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Portland, Oregon
March 12, 2009

 Pacific Continental Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$20,172	$23,809
Federal funds sold	69	1,857
Interest-bearing deposits with banks	214	410
Total cash and cash equivalents	20,455	26,076

Securities available-for-sale	54,933	53,994
Loans held for sale	410	-
Loans, less allowance for loan losses and net deferred fees	945,377	813,647
Interest receivable	4,021	3,652
Federal Home Loan Bank stock	10,652	3,795
Property, plant and equipment, net of accumulated depreciation	20,763	20,876
Goodwill and other intangible assets	22,904	23,127
Other real estate owned	3,806	423
Other assets	7,522	3,681

Total assets	$1,090,843	$949,271

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-bearing demand	$178,957	$175,941
Savings and interest-bearing checking	392,935	401,714
Time $100,000 and over	67,095	31,856
Other time	83,450	34,913
Total deposits	722,437	644,424

Federal funds purchased	44,000	5,360
Federal Home Loan Bank borrowings	194,500	179,500
Junior subordinated debentures	8,248	8,248
Accrued interest and other payables	5,493	4,230
Total liabilities	974,678	841,762

Commitments and contingencies (Notes 5, 16, and 18)

Stockholders' equity
Common stock, 25,000,000 shares authorized	80,019	77,909
issued & outstanding: 12,079,691 at December 31, 2008
and 11,934,866 at December 31, 2007
Retained earnings	37,764	29,622
Accumulated other comprehensive loss	(1,618)	(22)
	116,165	107,509

Total liabilities and stockholders’ equity	$1,090,843	$949,271

See accompanying notes.

Pacific Continental Corporation and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
	2008	2007	2006
Interest and dividend income
Loans	$63,047	$67,122	$60,257
Securities	2,787	1,973	1,667
Dividends on Federal Home Loan Bank stock	91	21	4
Federal funds sold & Interest-bearing deposits with banks	20	50	44
	65,945	69,166	61,972

Interest expense
Deposits	10,142	18,572	15,881
Federal Home Loan Bank & Federal Reserve borrowings	5,456	6,160	5,144
Junior subordinated debentures	498	508	510
Federal funds purchased	578	500	380
	16,674	25,740	21,915

Net interest income	49,271	43,426	40,057

Provision for loan losses	3,600	725	600
Net interest income after provision for loan losses	45,671	42,701	39,457

Noninterest income
Service charges on deposit accounts	1,676	1,409	1,333
Other fee income, principally bankcard	1,823	1,630	1,495
Loan servicing fees	85	99	109
Mortgage banking income	355	370	805
Other noninterest income	330	417	659
	4,269	3,925	4,401

Noninterest expense
Salaries and employee benefits	18,089	15,667	14,578
Premises and equipment	3,990	3,281	3,065
Bankcard processing	546	524	510
Business development	1,447	1,487	1,444
Other noninterest expense	5,490	4,902	4,194
	29,562	25,861	23,791

Income before provision for income taxes	20,378	20,765	20,067
Provision for income taxes	7,439	7,830	7,412

Net income	$12,939	$12,935	$12,655

Earnings per share
Basic	$1.08	$1.09	$1.09
Diluted	$1.08	$1.08	$1.08
See accompanying notes.

Pacific Continental Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2008, 2007, and 2006

	Number	Common	Retained	Accumulated Other Comprehensive
	of Shares	Stock	Earnings	Loss	Total

Balance, January 1, 2006	10,233,580	$53,319	$28,451	$(358)	$81,412

Net income			12,655		12,655
Other comprehensive income:
Unrealized gains on securities				184
Deferred income taxes				(71)

Other comprehensive income				113	113

Comprehensive income					12,768
Stock options exercised and related tax benefit	413,684	4,350			4,350
Share-based payments		586			586
Cash dividends			(3,381)		(3,381)

Balance, December 31, 2006	10,647,264	58,255	37,725	(245)	95,735

Net income			12,935		12,935
Other comprehensive income:
Unrealized gains on securities				362
Deferred income taxes				(139)

Other comprehensive income				223	223

Comprehensive income					13,158
Stock options exercised and related tax benefit	212,823	2,240			2,240
Stock dividend - 10%	1,074,779	16,863	(16,863)
Share-based payments		551			551
Cash dividends			(4,175)		(4,175)

Balance, December 31, 2007	11,934,866	77,909	29,622	(22)	107,509

Net income			12,939		12,939
Other comprehensive loss:
Unrealized losses on securities				(2,555)
Deferred income taxes				959

Other comprehensive loss				(1,596)	(1,596)

Comprehensive income					11,343
Stock options exercised and related tax benefit	144,825	1,521			1,521
Share-based payments		589			589
Cash dividends			(4,797)		(4,797)

Balance, December 31, 2008	12,079,691	$80,019	$37,764	$(1,618)	$116,165

See accompanying notes.

Pacific Continental Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income	$12,939	$12,935	$12,655

Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization, net of accretion	1,396	1,399	1,673
Gain on sale of property	-	-	(335)
Loss on sale or write-down of property and equipment	(25)	-	6
Provision for loan losses	3,600	725	600
Losses (Gains) on foreclosed assets	119	-	(42)
Deferred income taxes	(1,633)	(334)	(1,049)
Share-based compensation	626	577	586
Excess tax benefit of stock options exercised	(59)	(201)	(272)
Change in:
Interest receivable	(369)	346	(654)
Deferred loan fees	(270)	(450)	(121)
Capitalized loan servicing rights	-	-	5
Production of mortgage loans held-for-sale	(13,103)	(11,235)	(31,988)
Proceeds from the sale of mortgage loans held-for-sale	12,693	13,375	30,490
Accrued interest payable and other liabilities	637	214	(1,157)
Income taxes payable	(1,258)	451	891
Other assets	3,139	(801)	(233)

Net cash provided by operating activities	18,432	17,001	11,055

Cash flow from investing activities:
Proceeds from maturities of available for sale
investment securities	18,618	10,868	6,686
Purchase of available for sale investment securities	(21,923)	(25,584)	(6,167)
Loans made net of principal collections received	(130,457)	(92,445)	(86,667)
Proceeds from sales of loans	-	37,809	4,232
Purchase of loans	(12,120)	(118)	(6,315)
Cash paid for acquisitions	(3)	(15)	(12,749)
Purchase of property	(1,314)	(3,670)	(2,906)
Proceeds from sale of property	-	-	403
Proceeds on sale of foreclosed assets	2,642	-	194
Purchase of energy tax credits	(1,000)	-	-
Purchase of FHLB stock	(6,857)	(315)	-

Net cash used by investing activities	(152,414)	(73,470)	(103,289)

Cash flow from financing activities:
Change in deposits	78,014	3,152	37,321
Change in federal funds purchased and FHLB
short-term borrowings	52,640	(1,050)	28,410
Proceeds from FHLB term advances originated	1,744,500	689,500	489,002
FHLB advances paid-off	(1,743,500)	(639,804)	(462,002)
Proceeds from stock options exercised	1,445	1,943	3,547
Income tax benefit for stock options exercised	59	201	272
Dividends paid	(4,797)	(4,175)	(3,381)

Net cash provided by financing activities	128,361	49,767	93,169

Net increase (decrease) in cash and cash equivalents	(5,621)	(6,702)	935

Cash and cash equivalents, beginning of year	26,076	32,778	31,843

Cash and cash equivalents, end of year	$20,455	$26,076	$32,778

Supplemental information:
Noncash investing and financing activities:
Transfers of loans to foreclosed assets	$6,706	$423	$22
Change in unrealized gain (loss) on securities, net of
deferred income taxes	(1,596)	223	113
Adjustment to acquired NWBF Goodwill	-	-	(353)
Cash paid during the year for:
Income taxes	$7,822	$7,349	$7,325
Interest	$16,526	$25,959	$21,793

See accompanying notes.

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

In November 2005, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Pacific Continental Corporation Capital Trust (the “Trust”), which issued $8,248 of guaranteed undivided beneficial interests in the Pacific Continental’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”).  Pacific Continental has not consolidated the accounts of the Trust in its consolidated financial statements in accordance with FASB FIN 46R, Consolidation of Variable Interest Entities.  As a result, the junior subordinated debentures issued by Pacific Continental to the issuer trust, totaling $8,248 are reflected on Pacific Continental’s consolidated balance sheet at December 31, 2008, under the caption, “Junior Subordinated Debentures”.  Pacific Continental also recognized its $248 investment in the Trust, which is recorded among “Other Assets” in its consolidated balance sheet at December 31, 2008.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The most significant estimations made by management involve fair value calculations pertaining to financial assets and liabilities, the calculation of the allowance for loan losses, and the impairment calculation for goodwill.

Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from or deposited with banks, interest-bearing balances due from banks, and federal funds sold.  Generally, federal funds are sold for one-day periods.

The Bank is required to maintain certain reserves as defined by regulation.  Such reserves totaling $1,196 and $3,779 were maintained within the Bank’s cash balances at December 31, 2008 and 2007, respectively.

Securities Available-for-Sale – Securities available-for-sale are held for indefinite periods of time and may be sold in response to movements in market interest rates, changes in the maturity or mix of Bank assets and liabilities or demand for liquidity.  Although management determines the appropriate classification of securities at the time of purchase, the Bank classified all securities as available-for-sale throughout 2008 and 2007.  Securities classified as available-for-sale are reported at estimated fair value.  The difference between estimated fair value and amortized cost is recorded as a separate component of stockholders’ equity (accumulated other comprehensive income or loss).  Fair values for these investment securities are based on available market prices.  Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.   Interest income on securities available-for-sale is included in income using the level yield method.

Declines in fair value of individual available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value.  The related write-downs would be included in earnings as realized losses.  Management believes that all unrealized losses on investment securities at December 31, 2008 and 2007 are temporary.

Loans Held for Sale and Mortgage Banking Activities – The Bank originates residential mortgage loans for resale in the secondary market.  Sales are without recourse and the Bank generally does not retain mortgage servicing rights.  Loans held for sale are carried at the lower of cost or market.  Market value is determined on an aggregate loan basis.

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

Federal Home Loan Bank Stock – The investment in Federal Home Loan Bank (“FHLB”) stock is carried at par value, which approximates its fair value.  As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances.  As of December 31, 2008, the minimum required investment was approximately $8,570.  The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold.  Stock redemptions are at the discretion of the FHLB.

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

Property, Plant and Equipment – Property is stated at cost, net of accumulated depreciation and amortization.  Additions, betterments and replacements of major units are capitalized.  Expenditures for normal maintenance, repairs and replacements of minor units are charged to expense as incurred.  Gains or losses realized from sales or retirements are reflected in operations currently.

Depreciation and amortization is computed by the straight-line method over the estimated useful lives of the assets.  Estimated useful lives are 30 to 40 years for buildings, 3 to 10 years for furniture and equipment, and up to the lesser of the useful life or lease term for leasehold improvements.

Goodwill and Other Intangible Assets– Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Under Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, the Bank does not amortize the balance of goodwill, but completes periodic assessments of goodwill impairment.  Goodwill impairment is deemed to exist if the net book value of a reporting unit giving rise to the recognition of goodwill exceeds estimated fair value.  The Bank’s assessments have not identified impairment of goodwill such that the net book value of the applicable reporting unit exceeded its estimated fair value as of December 31, 2008 and 2007.

Advertising – Advertising costs are charged to expense during the year in which they are incurred.  Advertising expenses were $756, $883 and $845 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The Company adopted the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48) on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no liability for unrecognized tax benefits.  The Company files tax returns with the Internal Revenue Service and the Oregon Department of Revenue.  Tax returns for years subsequent to 2004 remain open to examination by these taxing jurisdictions.  The Company’s policy with respect to interest and penalties ensuing from income tax settlements is to recognize them as noninterest expense.

Earnings Per Share – Basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period.  Diluted earnings per share include the effect of common stock equivalents that would arise from the exercise of stock options discussed in Note 15.  Weighted shares outstanding are adjusted retroactively for the effect of stock dividends.

Weighted average shares outstanding at December 31 are as follows:

	2008	2007	2006

Basic	11,980,211	11,830,369	11,586,295
Common stock equivalents attributable
to stock-based compensation plans	48,102	110,816	180,880

Diluted	12,028,313	11,941,185	11,767,175

Share-Based Payment Plans – The Company adopted Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (“SFAS 123R”) effective January 1, 2006.  SFAS 123R requires companies to measure and recognize compensation expense for all share-based payments at the grant date based on the fair value of the award, as defined in SFAS 123R, and include such costs as an expense in our income statements over the requisite service (vesting) period.  The Company adopted SFAS 123R using the modified prospective application, whereby the provisions of the statement have been applied prospectively only from the date of adoption for new (issued subsequent to December 31, 2005) and unvested stock option awards for which the requisite service is rendered after the date of adoption.  Thus, the Company recognizes as expense the fair value of stock options issued prior to January 1, 2006, but vesting after January 1, 2006, over the remaining vesting period.  In addition, compensation expense must be recognized for any awards modified, repurchased, or cancelled after the date of adoption.  The Company uses the Black-Scholes option pricing model to measure fair value.

Fair Value Measurements – SFAS No. 157, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. In general, fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities traded in active markets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Recently Issued Accounting Pronouncements – In December 2007, FASB issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired entity and the goodwill acquired. Furthermore, acquisition-related and other costs will now be expensed rather than treated as cost components of the acquisition. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We do not expect the adoption of SFAS No. 141R will have a material impact on our consolidated financial statements as related to business combinations consummated prior to January 1, 2009. We expect the adoption of SFAS No. 141R will increase the costs charged to operations for acquisitions consummated on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment to ARD No 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard also requires additional disclosures that clearly identify and distinguish between the interest of the parent’s owners and the interest of the noncontrolling owners of the subsidiary. This statement is effective on January 1, 2009 for the Company, to be applied prospectively. We do not expect the adoption of SFAS No. 160 will have a material impact on the Company’s consolidated financial statements.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 expands the disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. This includes enhanced disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Provisions of this statement are to be applied prospectively, and comparative disclosures for earlier periods are encouraged. We have adopted the provisions of SFAS 161 for the year ended December 31, 2008, and the impact was not material to our consolidated financial statements.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. Under SFAS 162, the U.S. GAAP hierarchy will now reside in the accounting literature established by the FASB. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with U.S. GAAP for nongovernmental entities. This statement is effective 60 days after the U.S. Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No 162 will have a material impact on the Company’s consolidated financial statements.

In June 2008, FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 concludes that nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This statement is effective for fiscal years beginning after December 15, 2008, to be applied retrospectively. Certain of the Company’s nonvested restricted stock awards qualify as participating securities as described under this pronouncement. The adoption of FSP EITF 03-6-1 will reduce both basic and diluted earnings per common share by $0.01 for the year ended December 31, 2007.

In October 2008, FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP does not change existing generally accepted accounting principles. This FSP was effective immediately upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

On January 12, 2009, FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. FSP EITF 99-20-1 addresses certain practice issues in EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, by making its other-than-temporary impairment assessment guidance consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP EITF 99-20-1 removes the reference to the consideration of a market participant’s estimates of cash flows in EITF 99-20, and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms. If it is probable that there has been an adverse change in estimated cash flows, an other-than-temporary impairment is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made. This FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

Reclassifications – Certain amounts contained in the 2007 and 2006 consolidated financial statements have been reclassified where appropriate to conform to the financial statement presentation used in 2008.  These reclassifications had no effect on previously reported net income.

2.    Securities Available-for-Sale:

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2008 are as follows:

					Securities in	Securities in
					Continuous	Continuous
					Unrealized	Unrealized
					Loss	Loss
		Gross	Gross	Estimated	Position for	Position For
	Amortized	Unrealized	Unrealized	Fair	Less Than	12 Months
	Cost	Gains	Losses	Value	12 Months	or Longer

Unrealized Loss Positions

Obligations of states and
political subdivisions	$3,573	$-	$27	$3,546	$3,546	$-
Mortgage-backed securities	19,710	-	3,165	16,545	14,400	2,145

	$23,283	$-	$3,192	$20,091	$17,946	$2,145

Unrealized Gain Positions

Obligations of U.S.
Government agencies	$1,994	$35	$-	$2,029
Obligations of states and
political subdivisions	3,856	83	-	3,939
Mortgage-backed securities	28,390	484	-	28,874

	34,240	602	-	34,842

	$57,523	$602	$3,192	$54,933

At December 31, 2008, there were 32 investment securities in unrealized loss positions.  The unrealized loss associated with the $2,145 in a continuous unrealized loss position for twelve months or longer was $658 at December 31, 2008.  In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rate or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.  The decline in value of these securities has resulted from current economic conditions.  The projected average life of the securities portfolio is approximately three years.  Although yields on these securities may be below market rates during that period, no loss of principal is expected.

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2008 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$1,994	$35	$-	$2,029
Obligations of states and political subdivisions	7,429	83	27	$7,485
Mortgage-backed securities	48,100	484	3,165	45,419
		602
	$57,523	$1,204	$3,192	$54,933

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2007 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of U.S Government agencies	$10,532	$31	$22	$10,541
Obligation of states and political subdivisions	7,461	72	19	7,514
Mortgage-backed securities	36,037	118	216	35,939

	$54,030	$221	$257	$53,994

The amortized cost and estimated fair value of securities at December 31, 2008 and 2007 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations.

	2008		2007
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$3,024	$3,055	$7,965	$7,950
Due after one year through 5 years	1,484	1,498	4,764	4,804
Due after 5 years through 10 years	4,916	4,962	5,264	5,301
Due after 10 years	-	-	-	-
Mortgage-backed securities	48,099	45,418	36,037	35,939

	$57,523	$54,933	$54,030	$53,994

No securities available for sale were sold in 2008, 2007, or 2006.

At December 31, 2008, securities with amortized costs of $45,348 (estimated market values of $43,834) were pledged to secure certain Treasury and public deposits as required by law, and to secure borrowing lines.

3.    Loans:

Major classifications of loans, including loans held for sale, at December 31 are as follows:

	2008	2007

Commercial loans	$233,513	$188,940
Real estate loans	717,529	627,140
Consumer loans	7,455	8,226

	958,497	824,306
Deferred loan origination fees	(1,730)	(1,984)

	956,767	822,322
Allowance for loan losses	(10,980)	(8,675)

	$945,787	$813,647

Allowance for Loan Losses:

A summary of activity in the allowance for loan losses is as follows for the periods indicated:

	2008	2007	2006

Balance, beginning of year	$8,675	$8,284	$7,792
Provision charged to income	3,600	725	600
Loans charged against the allowance	(1,477)	(396)	(223)
Recoveries credited to allowance	182	62	115

Balance, end of year	$10,980	$8,675	$8,284

It is management’s opinion that the allowance for loan losses is adequate to absorb known and inherent risks in the loan portfolio.  However, actual results may differ from estimates.

Loans considered impaired, net of government guarantees, including all nonaccrual loans, totaled $6,132, $3,671, and $496 at December 31, 2008, 2007, and 2006, respectively.  The specific valuation allowance for loan losses related to these impaired loans was approximately $887, $160, and $109 at December 31, 2008, 2007, and 2006, respectively.  The average recorded investment in impaired loans was approximately $5,136, $1,512, and $637 in 2008, 2007, and 2006, respectively.  Interest income recognized on impaired loans during 2008, 2007, and 2006 was approximately $301, $226, and $72, respectively.  Additional interest income which would have been realized on nonaccrual and impaired loans if they had remained current and still accruing interest would have been approximately $173, $140, and $14 in 2008, 2007 and 2006, respectively.  There were no loans 90 days contractually past due and continuing to accrue interest as of December 31, 2008, 2007, and 2006, respectively.

At December 31, 2008, outstanding loans to dental professionals totaled approximately $122,205 and represented 12.8% of total outstanding loans.  In addition, a substantial portion of the loan portfolio is collateralized by real estate and is, therefore, susceptible to changes in local market conditions.  However, management believes that the loan portfolio is diversified by geographic location and among industry groups.  At December 31, 2008, outstanding residential construction loans totaled approximately $74,532 and represented 7.8% of total outstanding loans.  In addition, at December 31, 2008, unfunded loan commitments for residential construction totaled approximately $19,818.  There are no other industry concentrations in excess of 10% of the total loan portfolio.

4.    Loan Participations and Servicing:

In the normal course of business, the Bank has sold portions of loans to other institutions in order to extend the Bank’s lending capacity or to mitigate risk.  The unpaid principal balances of these serviced loans at December 31, 2008 and 2007 were $36,230 and $28,315, respectively.  These loans are not included in the accompanying consolidated balance sheets and the servicing component of these transactions are not material to the consolidated financial statements.

5.    Property:

The balance of property and accumulated depreciation and amortization at December 31 consists of the following:

	2008	2007

Land	$3,834	$3,834
Buildings and improvements	18,348	17,994
Furniture and equipment	8,130	9,315

	30,312	31,143
Less accumulated depreciation & amortization	(9,549)	(10,267)

	$20,763	$20,876

The Bank leases certain facilities for office locations under noncancelable operating lease agreements expiring through 2039.  Rent expense related to these leases totaled $942, $654, and $712 in 2008, 2007 and 2006, respectively.  The Bank leases approximately 52% of its Springfield Gateway building to others under noncancelable operating lease agreements extending through 2012.

Future minimum payments required and anticipated lease revenues under these leases are:

		Property
	Lease	Leased
	Commitments	to Others

2009	$954	$444
2010	690	306
2011	487	210
2012	342	151
2013	589	-
Thereafter	3,785	-

	$6,847	$1,111

Depreciation expense was $1,488, $1,385, and $1,244 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Bank capitalized $39, and $37 of interest expense related to property additions during 2007 and 2006, respectively.  No interest was capitalized for similar property additions in 2008.

6.    Goodwill and Core Deposit Intangibles:

The following table summarizes the changes in the Company’s goodwill and core deposit intangible asset for the year ended December 31, 2008.

		Core
		Deposit	Total
	Goodwill	Intangible	Intangibles

Balance, December 31, 2006	$22,306	$1,319	$23,625
Sale of Consumer Finance Division loans and offices	(275)	-	(275)
Amortization	-	(223)	(223)

Balance, December 31, 2007	$22,031	$1,096	$23,127
Amortization	-	(223)	(223)

Balance, December 31, 2008	$22,031	$873	$22,904

The goodwill and core deposit intangible assets relate primarily to the NWB Financial Corporation acquisition in November 2005.  During 2007, the Bank sold the loan portfolio and office locations of its Consumer Finance Division, thus eliminating goodwill recognized on the 2003 purchase of the Coos Bay Consumer Finance office.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not recognize amortization expense related to its goodwill but completes periodic assessments of goodwill impairment.  Impairment, if deemed to exist, would be charged to noninterest expense in the period identified.  Management completed its annual assessment of goodwill impairment as of December 31, 2008 and determined no impairment currently exists.

Forecasted amortization expense is approximately $223 per year from 2009 through 2012 for the core deposit intangible assets acquired during 2005.

7.    Other Assets:

Other assets are comprised of the following for the periods indicated:

	2008	2007

Deferred taxes	$4,849	$2,208
Prepaid expenses and other assets	2,673	1,473

	$7,522	$3,681

8.    Deposits:

Scheduled maturities or repricing of time deposits at December 31 are as follows:

	2008	2007

Less than three months	$89,498	$37,616
Three months to one year	33,674	24,689
One to three years	21,482	3,526
Thereafter	5,891	938

	$150,545	$66,769

9.  Federal Funds Purchased:

The Bank has unsecured federal funds borrowing lines with correspondent banks totaling $118,000 at December 31, 2008 of which $24,000 was outstanding as of December 31, 2008.  The outstanding balance of these overnight funds was due January 2, 2009 and carried an interest rate of 0.45%.  At December 31, 2007, there was $5,360 borrowed against these lines.

The Bank also has a secured federal funds borrowing line available from the Federal Reserve Bank totaling $49,935 at December 31, 2008.  The Federal Reserve Bank borrowing line is secured through the pledging of approximately $66,579 of commercial loans under the Bank’s Borrower-In-Custody program. At December 31, 2008, the outstanding balance was $20,000, consisting of two, equal, advances.   The first is due January 15, 2009 and carries an interest rate of 0.28% and the second is due February 26, 2009 and carries an interest rate of 0.42%.   No balance was outstanding against this line as of December 31, 2007.

10.  Federal Home Loan Bank Borrowings:

The Bank has a borrowing limit with the FHLB equal to 30% of total assets, subject to discounted collateral and stock holdings.  At December 31, 2008, the borrowing line was approximately $327,253.  At December 31, 2008, there was $194,500 borrowed on this line, including an overnight $60,000 Cash Management Advance and $134,500 in term advances.  FHLB stock, funds on deposit with FHLB, and loans are pledged as collateral for borrowings from FHLB.  At December 31, 2008, the Bank had pledged approximately $441,782 in real estate loans and securities to the FHLB ($273,978 in discounted pledged collateral).

Federal Home Loan Bank borrowings by year of maturity and applicable interest rate are summarized as follows as of December 31:

	Rate	2008	2007

Cash Management Advance	0.63%	$60,000	$46,000
2008	2.99 - 4.65%	-	110,500
2009	0.50 - 5.33%	99,500	8,000
2010	3.03 - 5.28%	11,500	8,000
2011	2.39 - 5.28%	10,000	2,500
2012	3.66 - 5.28%	4,500	2,500
2013	2.93 - 4.27%	7,000
2016	5.05 - 5.05%	2,000	2,000

		$194,500	$179,500

11.  Junior Subordinated Debentures:

In connection with the November 2005 acquisition of NWB Financial Corporation, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Pacific Continental Corporation Capital Trust (the “Trust”), which issued $8,248 of guaranteed undivided beneficial interests in the Pacific Continental’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”).  These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.  All of the common securities of the Trust are owned by Pacific Continental.  The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8,248 of junior subordinated debentures of the Company.  The debentures which represent the sole asset of the Trust accrue and pay distributions quarterly at a fixed rate of 6.265% per annum of the stated liquidation value of $1 per capital security.

Pacific Continental has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (1) accrued and unpaid distributions required to be paid on the Trust Preferred Securities, (2) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust, and (3) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of the Trust.  The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on January 7, 2036, or upon earlier redemption as provided in the indenture.  Pacific Continental has the right to redeem the debentures purchased by the Trust in whole or in part, on or after, January, 7, 2011.  As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued interest.  For the years ended December 31, 2008, 2007 and 2006, the Company recognized net interest expense of $498, $508 and $510, respectively, related to the Trust Preferred Securities.

12.  Income Taxes:

The provision for income taxes for the years ended December 31 consists of the following:

	2008	2007	2006

Currently payable:
Federal	$8,571	$7,608	$7,626
State	501	556	835

	9,072	8,164	8,461

Deferred:
Federal	(1,416)	(288)	(905)
State	(217)	(46)	(144)

	(1,633)	(334)	(1,049)

Total provision for income taxes	$7,439	$7,830	$7,412

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate.  The nature of the differences for the years ended December 31 was as follows:

	2008		2007		2006

Expected federal income
tax provision	$7,132	35.00%	$7,268	35.00%	$7,023	35.00%
State income tax, net of
federal income tax effect	660	3.24%	733	3.53%	726	3.62%
Municipal securities tax benefit	(113)	-0.55%	(47)	-0.23%	(42)	-0.21%
Equity-based compensation	120	0.59%	199	0.96%	184	0.92%
Benefit of purchased tax credits	(315)	-1.55%	(395)	-1.90%	(231)	-1.15%
Deferred tax rate adjustments
and other	(45)	-0.22%	72	0.35%	(248)	-1.24%

Provision for income taxes	$7,439	36.51%	$7,830	37.71%	$7,412	36.94%

    The tax benefit associated with stock option plans reduced taxes payable by $59, $301 and $803 at December 31, 2008, 2007 and 2006, respectively.  Such benefit is credited to common stock.

The components of deferred tax assets and liabilities at December 31 are as follows:

	2008	2007	2006

Assets:
Allowance for loan losses	$4,280	$3,052	$2,811
Basis adjustments on loans	365	141	200
Reserve for self-funded insurance	66	104	70
Oregon purchased tax credits	1,491	1,248	887
Nonqualified stock options	128	59	37
Net unrealized losses on securities	973	14	153
Nonaccrual loan interest	86	-	-

Total deferred tax assets	7,389	4,618	4,158

Liabilities:
Federal Home Loan Bank stock dividends	582	582	597
Excess tax over book depreciation	610	394	330
Prepaid expenses	238	179	179
NWBF acquisition adjustments	336	439	572
Other, principally loan orig. costs and deferred fees	580	816	828

Total deferred tax liabilities	2,346	2,410	2,506

Net deferred tax assets/(liabilities)	$5,043	$2,208	$1,652

Purchased tax credits of $1,491 will be utilized to offset future state income taxes.  These credits are recognized over a five year period beginning in the year of purchase and have an eight year carry forward period.  If unused, the credits will expire in the following years:  $614 in 2017, $450 in 2018, $285 in 2019 and $142 in 2020.  It is anticipated that all credits will be fully utilized and, accordingly, Management has not reduced these deferred tax assets by a valuation allowance.  Management also believes that all net deferred tax assets will be recognized in the normal course of operations and, accordingly, deferred tax assets as of December 31, 2008 have not been reduced by a valuation allowance.

The Company adopted the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48) on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no liability for unrecognized tax benefits.  The Company files tax returns with the Internal Revenue Service and the Oregon Department of Revenue.  Tax returns for years subsequent to 2004 remain open to examination by these taxing jurisdictions.  The Company’s policy with respect to interest and penalties ensuing from income tax settlements is to recognize them as noninterest expense.

13.  Retirement Plan:

The Bank has a 401(k) profit sharing plan covering substantially all employees.  The plan provides for employee and employer contributions.  The total plan expenses, including employer contributions, were $713, $784 and $748 in 2008, 2007 and 2006, respectively.

14.  Stock Option Plans:

Pursuant to the approval of the 2006 Stock Option and Equity Compensation Plan (the “2006 SOEC Plan”) at the annual stockholders’ meeting in April 2006, incentive stock options, nonqualified stock options, restricted stock, restricted stock units, or stock appreciation rights may be awarded to attract and retain the best available personnel for positions of responsibility with the corporation and its subsidiaries.  Upon adoption of the 2006 SOEC Plan, the Company’s 1999 Employees’ Stock Option Plan (“1999 ESOP Plan”) and the Directors’ Stock Option Plan (“1999 DSOP Plan”) were cancelled and no longer available for future grants.  The exercise price for shares of common stock subject to an option under the SOEC Plan shall not be less than 100% of the fair market value of a share of common stock as of the date of grant of the option; provided, however, that in the case of an incentive stock option granted to an employee who immediately before the grant of such incentive stock option is a stockholder-employee, the incentive stock option exercise price shall be at least 110% of the fair value of the common stock as of the date of grant of the incentive stock option. The Compensation Committee of the Board of Directors may impose any terms or conditions on the vesting of an award that it determines to be appropriate.  For the year ended December 31, 2008, the Company issued 94 incentive stock options, of which 92, 312 have a fair value of $2.59 per unit and 2,000 have a fair value of $2.40 per unit, to selected employees.

Pursuant to the Company’s 2006 SOEC Plan, stock appreciation rights (SARs) may be granted to employees.  The stock appreciation rights may be settled in cash or cash and common stock as determined at the date of issuance.  The Compensation Committee or the Board of Directors determines vesting provisions when awards are granted, and the awards granted generally vest over three or four years and have a maximum life of ten years.  SARs settled in stock are recognized as equity-based awards while SARs settled in cash are recognized on the balance sheet as liability-based awards, both of which are granted at the fair market value of our common stock at the grant date.  The grant-date fair value of the liability based awards vesting in the current period, along with the change in fair value of the awards during the period, are recognized as compensation expense and as an adjustment to the recorded liability.  For the year ended December 31, 2008, the Company issued 221 SARs, of which 121,475 have a fair value of $2.17 per unit and 7,400 have a fair value of $1.87 per unit and are to be settled in stock and 92,374 have a fair value of $2.59 per unit and 1,440 have a fair value of $1.63 per unit and are to be settled in cash.

Also, pursuant to the Company’s 2006 SOEC Plan, non-qualified options awards and restricted stock awards may be granted to directors.  Stock options may be granted at exercise prices of not less than 100% of the fair market value of our common stock at the grant date.  Restricted stock awards may be granted at the fair market value on the date of the grant.  The maximum life of options granted under this plan is ten years from the grant date.  The Company issued 21,120 nonqualified stock options, with a fair value of $2.65 per option, during the third quarter 2006.  For the year ended December 31, 2007, the Company issued 17,292 nonqualified stock options, with a fair value of $3.09 per option.  For the year ended December 31, 2008, the company issued 4 restricted stock awards to its Directors, with a fair value of $14.44 per share, the closing share price on the date of the grant.

The following tables identify the compensation expenses and tax benefits received by the Company according to the compensation plans and awards described above for the years 2008 and 2007:

	2008		2007
	Comp. Exp.	Tax Benefit	Comp. Exp.	Tax Benefit
1999 ESOP Plan	$159	$-	$282	$-
1999 DSOP Plan	-	-	7	3
2006 SOEC - ISOs	158	-	108	-
2006 SOEC - SARS stock	185	68	128	49
2006 SOEC - SARS cash	37	14	26	10
2006 SOEC - DSOs	27	10	26	10
2006 SOEC - DRSA	60	22	-	-
Total	$626	$114	$577	$72

Stock Options –
The following table provides the weighted-average fair values for stock options, exclusive of the options issued as a result of the NWBF acquisition, granted during the last three years.  These values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Year Ended December 31,
	2008	2007	2006
Expected life in years (1)	7.01	5.61	5.26
Volatility (1)	18.93%	17.87%	17.97
Interest Rate (2)	3.44%	4.81%	4.70%
Yield Rate (3)	2.77%	1.58%	1.77%

Average Fair-Value	$2.59	$4.18	$3.78

(1)	Volatility is based on historical experience over a period equivalent to the expected life in years.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
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

A summary of stock option activity adjusted for all stock dividends and splits for all Company plans during the current fiscal year is presented below:

Total Stock Options	Shares (in thousands)	Average Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	698	$13.46
Granted	94	14.44
Exercised	(141)	10.27
Forfeited or expired	(23)	15.71
Outstanding at December 31, 2008	628	$14.24	4.04	$871

Exercisable at December 31, 2008	423	$13.35	2.26	$819

Nonvested Options	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2007	233	$ 3.48
Granted	94	2.59
Vested	(111)	4.31
Forfeited or expired	(11)	2.80
Outstanding at December 31, 2008	205	$ 2.66

A summary of value received by employees and directors exercising stock options over the last three years is presented below:

	Year Ended December 31
	2008	2007	2006
Total intrinsic value of
stock options exercised	$488	$1,206	$2,883

Stock Appreciation Rights -
The following table provides the weighted-average fair values for stock appreciation rights (SARs) to be settled in stock.  These are considered to be equity-based awards.  No activity was recognized for the year ended 2005. The values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Year Ended December 31,
	2008	2007	2006
Expected life in years (1)	6.01	6.00	6.00
Volatility (1)	16.99%	18.68%	19.51%
Interest Rate (2)	3.21%	4.81%	4.72%
Yield Rate (3)	2.78%	1.58%	1.78%

Average Fair-Value	$2.15	$4.45	$4.27

(1)	Volatility is based on historical experience over a period equivalent to the expected life in years.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
(3)
The Company has paid cash dividends on common stock since 1985.  Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date.

A summary of SAR – stock awards activity adjusted for all stock dividends during the current fiscal year is presented below:

Total SAR - Stock Awards	Awards (in thousands)	Average Price Per Award	Weighted-Average Remaining Contractual Life
Outstanding at December 31, 2007	155	$17.44
Granted	128	14.40
Exercised	-	-
Forfeited or expired	(17)	16.58
Outstanding at December 31, 2008	266	$16.03	8.50

Exercisable at December 31, 2008	52	$17.09	7.87

Nonvested SAR - Stock Awards	Awards (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2007	137	$ 4.22
Granted	128	2.15
Vested	(36)	4.21
Forfeited or expired	(14)	3.63
Outstanding at December 31, 2008	215	$ 3.03

A summary of SAR – cash awards activity during the current fiscal year is presented below:

Total SAR - Cash Awards	Awards (in thousands)	Average Price Per Award	Weighted-Average Remaining Contractual Life
Outstanding at December 31, 2007	116	$17.41
Granted	93	14.43
Exercised	-	-
Forfeited or expired	(17)	16.33
Outstanding at December 31, 2008	192	$16.06	8.48

Exercisable at December 31, 2008	39	$17.06	7.86

Nonvested SAR - Cash Awards	Awards (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2007	102	$ 4.22
Granted	93	1.85
Vested	(27)	4.15
Forfeited or expired	(15)	3.30
Outstanding at December 31, 2008	153	$ 2.88

For any future grants, as required by SFAS 123R, the Company will estimate the impact of forfeitures based on our historical experience with previously granted stock options, and consider the impact of the forfeitures when determining the amount of expense to record for both stock and cash settled SARs.

At December 31, 2008, the Company has estimated unrecognized compensation expense of approximately $432, $427, and $132 for unvested stock options, SAR – stock awards and SAR – cash awards, respectively.  These amounts are based on a forfeiture rate assumption of 20% for all awards granted to employees.  The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested stock options, SAR – stock awards and SAR – cash awards is approximately 2.3, 2.4 and 2.8 years, respectively.

15.  Transactions with Related Parties:

The Bank has granted loans to officers and directors and to companies with which they are associated.  Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties.  Activity with respect to these loans during the year ended December 31 was as follows:

	2008	2007

Balance, beginning of year	$1,462	$2,242

Additions or renewals	549	249
Amounts collected	(248)	(1,029)

Balance, end of year	$1,763	$1,462

   In addition, there were $478 in commitments to extend credit to directors and officers at December 31, 2008, which are included among loan commitments, disclosed Note 17.

16.  Financial Instruments with Off-Balance-Sheet Credit Risk:

In order to meet the financing needs of its clients, the Bank commits to extensions of credit and issues letters of credit.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for other products.  In the event of nonperformance by the client, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments.  The Bank’s collateral policies related to financial instruments with off-balance-sheet risk conform to its general underwriting guidelines.

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

Off-balance-sheet instruments at December 31 consist of the following:

	2008	2007

Commitments to extend credit (principally
variable rate)	$182,609	$279,655
Letters of credit and financial guarantees written	2,298	2,449

17.  Fair Value Disclosures of Financial Instruments:

The following disclosures are made in accordance with provisions of SFAS No. 107, Disclosures About Fair Value of Financial Instruments.  The use of different assumptions and estimation methods could have a significant effect on fair value amounts.  Accordingly, the estimates of fair value herein are not necessarily indicative of the amounts that might be realized in a current market exchange.

The estimated fair values of the financial instruments at December 31 are as follows:

	2008		2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$20,455	$20,455	$26,077	$26,077
Securities available for sale	54,933	54,933	53,993	53,993
Loans held for sale	410	410	-	-
Loans, net of allowance
for loan losses	945,377	947,091	813,647	809,910
Interest receivable	4,021	4,021	3,652	3,652
Federal Home Loan
Bank stock	10,652	10,652	3,795	3,795

Financial liabilities:
Deposits	722,437	723,188	644,424	644,293
Federal funds purchased	44,000	44,000	5,360	5,360
Federal Home Loan Bank
borrowings	194,500	196,001	179,500	179,819
Junior subordinated debentures	8,248	7,903	8,248	7,758
Accrued interest payable	395	395	324	324

Cash and Cash Equivalents – The carrying amount approximates fair value.

Securities available for sale and Federal Home Loan Bank stock – Fair value is based on quoted market prices.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  FHLB stock is valued based on the most recent redemption price.

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

The table below shows assets measured at fair value as of December 31, 2008:

			Fair Value
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year Ended December 31, 2008 Total Loss

Recurring Items
Available-for-sale securities	$ 54,933	$ -	$ 54,933	$ -	$ -

Non-Recurring Items
Goodwill	$ 22,031			22,031	-
Loans measured for impairment
(net of guarantees)	1,927	-	-	1,927	887
Other real estate owned	3,806	-	-	3,806	49

Total	$ 82,697	$ -	$ 54,933	$ 27,764	$ 936

18.  Commitments and Legal Contingencies:

The Company has entered into employment agreements with two key executive officers.  The employment agreements provide for minimum aggregate annual base salaries of $550,000, plus performance adjustments, life insurance coverage, and other perquisites commonly found in such agreements.  The two employment agreements expire in 2011 unless extended or terminated earlier.

Various legal claims arise from time to time in the normal course of business.  Based upon analysis of management, in consultation with the Company’s legal counsel, there are no current legal matters which are expected to have a material effect on the Company’s consolidated financial statements.

19.  Regulatory Matters:

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to leverage assets.  Management believes, as of December 31, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2008 and according to FDIC guidelines, the Bank is considered to be well capitalized.  To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are presented in the table (the Company’s capital ratios do not differ significantly from those of the Bank).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008:
Total capital (to risk
weighted assets)	$113,600	11.11%	$81,773	8%	$102,216	10%
Tier I capital (to risk
weighted assets)	102,424	10.02%	40,887	4%	61,330	6%
Tier I capital (to leverage
assets)	102,424	9.68%	42,306	4%	52,882	5%

As of December 31, 2007:
Total capital (to risk
weighted assets)	$101,065	10.97%	$73,720	8%	$92,150	10%
Tier I capital (to risk
weighted assets)	92,194	10.00%	36,860	4%	55,290	6%
Tier I capital (to leverage
assets)	92,194	10.11%	36,491	4%	45,614	5%

20.  Parent Company Financial Information:

Financial information for Pacific Continental Corporation (Parent Company only) is presented below:

BALANCE SHEETS
December 31

	2008	2007

Assets:
Cash deposited with the Bank	$621	$337
Prepaid expenses	6	4
Deferred income taxes	-	-
Equity in Trust	248	248
Investment in the Bank, at cost plus equity
in earnings	123,670	115,300

	$124,545	$115,889

Liabilities and stockholders' equity:
Liabilities	$132	$132
Junior subordinated debentures	8,248	8,248
Stockholders' equity	116,165	107,509

	$124,545	$115,889

STATEMENTS OF INCOME
For the Periods Ended December 31

	2008	2007	2006

Income:
Cash dividends from the Bank	$4,100	$2,610	$-

	4,100	2,610	-

Expenses:
Interest expense	498	509	510
Investor relations	46	52	85
Legal, registration expense, and other	94	74	80
Personnel costs paid to Bank	110	109	95

	748	744	770

Income (loss) before income tax (expense) benefit
and equity in undistributed
earnings of the Bank	3,352	1,866	(770)

Income tax (expense) benefit	(1,274)	(709)	293
Equity in undistributed earnings of the Bank	10,861	11,778	13,132

Net income	$12,939	$12,935	$12,655

STATEMENTS OF CASH FLOWS
For the Periods Ended December 31

	2008	2007	2006

Cash flows from operating activities:
Net income	$12,939	$12,935	$12,655
Adjustments to reconcile net income
to net cash provided by operating
activities:
Equity in undistributed earnings of	(10,861)	(11,778)	(13,132)
the Bank
Other, net	(2,542)	(1,609)	66

Net cash used in operating activities	(464)	(452)	(411)

Cash flows from investing activities:
Dividend received from bank subsidiary	4,100	2,610	-

Net cash provided by investing activities	4,100	2,610	-

Cash flows from financing activities:
Proceeds from stock options exercised	1,445	1,939	3,547
Dividends paid	(4,797)	(4,175)	(3,381)

Net cash provided by (used in) financing activities	(3,352)	(2,236)	166

Net increase (decrease) in cash	284	(78)	(245)

Cash, beginning of period	337	415	660

Cash, end of period	$621	$337	$415

21.  Subsequent Events:

On January 7, 2009, the Company completed a private placement stock offering for 750,000 shares of common stock at a price of $13.50 per share. The net proceeds from the offering, after placement fees and estimated transaction expenses, are approximately $9.6 million. Proceeds of the offering will be available to support ongoing operating growth and to fund possible future acquisitions.

Effective January 1, 2009, the FDIC has increased federal deposit insurance premiums by 7 basis points.  The increase of these premiums will add to our cost of operations and could have a significant impact on the Company.  New rules governing deposit insurance premiums are expected to go into effect on April 1, 2009. These new rules are intended to make assessments more balanced by requiring riskier institutions to pay a larger share.

In addition, during the first quarter of 2009, the FDIC adopted an interim rule imposing an emergency special assessment of 10 basis points on insured institutions, and granting the FDIC the authority to impose an additional emergency special assessment after June 30, 2009 of up to 10 basis points if necessary.  The assessment will be calculated on June 30, 2009 deposit balances and collected on September 30, 2009.  Based on the Company’s December 31, 2008 deposits subject to FDIC insurance assessments, the special assessment will be approximately $750 thousand.

ITEM 9                 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934.  Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and timely reported as provided in the SEC rules and forms.  As a result of this evaluation, there were no significant changes in our internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The management of Pacific Continental Corporation has assessed the effectiveness of its internal control over financial reporting at December 31, 2008.  To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company believes that as of December 31, 2008, the internal control system over financial reporting met those criteria.

The Company’s independent auditors, Moss Adams, L.L.P., have issued an attestation report on the Company’s internal control over financial reporting.  The attestation report can be found on pages 35 and 36 of this document.

ITEM 9b. Other Information

None

PART III

ITEM 10                           Directors, Executive Officers, and Corporate Governance

The information regarding “Directors and Executive Officers of the Registrant” of the Company is incorporated by reference from the sections entitled “ELECTION OF DIRECTORS—Nominees for Director,” “MANAGEMENT” and “COMPLIANCE WITH SECTION 16(a) FILING REQUIREMENTS” of the Company’s 2009 Annual Meeting Proxy Statement (the “Proxy Statement”).

In September of 2003, consistent with the requirements of The Sarbanes-Oxley Act of 2002, the Company adopted a Code of Ethics applicable to senior financial officers including the principal executive officer.  The Code of Ethics was amended in 2007 to reflect non-material changes and is filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year-end December 31, 2008.  The Code of Ethics can also be accessed electronically by visiting the Company’s website.

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

ITEM 14                           Principal Accounting Fees and Services

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
10.4                  Form of Restricted Stock Award Agreement (4)
10.5                  Form of Stock Option Award Agreement (4)
10.6                  Form of Restricted Stock Unit Agreement (4)
10.7                  Form of Stock Appreciation Rights Agreement (4)
10.8                  Change of Control/Salary Continuation Agreement for Michael Reynolds (5)
10.9                  Change of Control/Salary Continuation Agreement for Daniel Hempy (5)
10.10                 Change of Control/Salary Continuation Agreement for Basant Singh (6)
10.11                 Executive Employment Agreement for Roger Busse (7)
10.12                 Executive Employment Agreement for Hal Brown (7)
10.13                 NWB Financial Corporation Employee Stock Option Plan (8)
10.14                 NWB Financial Corporation Director Stock Option Plan (8)
10.15	Director Fee Schedule, Effective January 1, 2009
10.16	Director Stock Trading Plan (7)
10.17	Form of Common Stock Purchase Agreement between the Company and each of the Purchasers, dated as of January 6, 2009 (9)
10.18	Form of Registration Rights Agreement between the Company and each of the Purchasers, dated as of January 6, 2009 (9)
14                     Code of Ethics for Senior Financial Officers and Principal Executive Officer (7)
21                     Subsidiars (See Part I, Item 1. Business of this Form 10K)
23.1                  Accountants Consent of Moss Adams L.L.P.
31.1                  302 Certification, Hal Brown, President and Chief Executive Officer
31.2	302 Certification, Michael A. Reynolds, Executive Vice President and Chief Financial Officer
32                     Certifications Pursuant to 18 U.S.C. Section 1350
(1)	Incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on 10-Q for the Quarter ended June 30, 2007.
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.
(3)	Incorporated by reference to Exhibits 99.1 - 99.4 of the Company’s S-8 Registration Statement (File No. 333-109501).
(4)	Incorporated by reference to Exhibits 99.1 - 99.5 of the Company’s S-8 Registration Statement (File No. 333-134702).
(5)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s Quarterly Report on 10-Q for the Quarter ended March 31, 2005.
(6)	Incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-4 (File No. 333-128968).
(7)	Incorporated by reference to Exhibits 10.11, 10.12, 10.16 and 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
(8)	Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s S-8 Registration Statement (File No. 333-130886).
(9)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s Current Report on Form 8-K filed January 8, 2009.

(a)(3)               Financial Statement Schedules
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on March 13, 2009.

PACIFIC CONTINENTAL CORPORATION
(Company)

By:    /s/ Hal M. Brown
Hal Brown
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 13th day of March, 2009.

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 13, 2009	/s/ Hal Brown
Hal Brown, Chief Executive Officer

CERTIFICATION

I, Michael A. Reynolds, certify that:
1.	I have reviewed this Form 10-K of Pacific Continental Corporation;

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

Date:  March 13, 2009                                                  /s/ Michael A. Reynolds
                                                                    Michael A. Reynolds, Executive Vice President & CFO

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacific Continental Corporation (the “Company”) on Form 10-K for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Hal M. Brown, Chief Executive Officer, and Michael A. Reynolds, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated:  March 13, 2009