Form 10-K/A
period 2008-12-31
PACIFIC CONTINENTAL CORP
filed 2009-03-30
CIK 1084717

 SECURITIES & EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

On March 13, 2009 Pacific Continental Corporation (the “Company”) filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “10-K Report”). We are filing this Amendment No. 1 (this “Amendment”) to the 10-K Report to (i) amend Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 9A (Controls and Procedures) to reflect certain technical changes; and (ii) Item 15 (Exhibits and Financial Statement Schedules) to re-file the consent of the independent auditors to include the Company’s S-8 Registration Statements which were inadvertently omitted from the original consent.

No other revisions or amendments have been made to Part II or Part IV of the 10-K Report.  This Amendment does not reflect events occurring after March 13, 2009, the date of the original filing of our 10-K Report, or modify or update those disclosures that may have been affected by subsequent events.  In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

PACIFIC CONTINENTAL CORPORATION
FORM 10-K/A
(Amendment No. 1)

ANNUAL REPORT

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

Goodwill and Intangible Assets

At December 31, 2008, the Company had $22,904 in goodwill and other intangible assets.  SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis ([and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow of forecasted earnings, estimated sales price multiples based on recent observable market transactions and market capitalization based on current stock prices. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for the Company’s single reporting unit. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach.

Share-based Compensation

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.  Liability classified share-based awards are remeasured at fair value each reporting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Table I shows that the rates paid on interest-bearing core deposits moved down faster than yields on earning assets as evidenced by the 168 basis point decline from 3.24% to 1.56%.  In addition, the cost of alternative funding has moved down at a faster rate than core deposits, down 296 basis points from 4.88% to 1.92%.  This rapid fall in the cost of alternative funding was due to a planned strategy to maintain a relatively short maturity structure on the Bank’s alternative funding, which permitted the Bank to refinance this funding at consistently lower rates during a rapidly declining interest rate environment.  Overall, the cost of interest-

bearing liabilities of the Bank, which includes both core deposits and alternative funding, has fallen by 205 basis points in fourth quarter 2008 from fourth quarter 2007.

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

Table I
Average Balance Analysis of Net Interest Earnings
(dollars in thousands)

	Quarter Ended December 31, 2008			Quarter Ended December 31, 2007
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
Interest Earning Assets
Federal funds sold and interest-
bearing deposits in banks	$497	$2	1.60%	$809	$10	4.90%
Securities available for sale:
Taxable (1)	57,972	627	4.30%	52,756	622	4.68%
Tax-exempt	5,187	49	3.76%	5,247	49	3.71%
Loans, net of allowance
for loan losses(2)(3)(4)	929,522	15,866	6.79%	803,999	16,669	8.23%
Total interest earning assets	993,178	16,544	6.63%	862,811	17,350	7.98%

Non-Interest Earning Assets
Cash and due from banks	17,928			19,623
Premises and equipment	20,892			20,856
Goodwill & other intangibles	22,935			23,159
Interest receivable and other	14,845			6,925
Total non interest earning assets	76,600			70,563

Total assets	$1,069,778			$933,374

Interest-Bearing Liabilities
Money market and NOW accounts	$382,144	$(1,367)	-1.42%	$378,845	$(3,066)	-3.21%
Savings deposits	21,058	(39)	-0.74%	20,650	(82)	-1.58%
Time deposits - core (5)	44,776	(355)	-3.15%	38,313	(424)	-4.39%
Total interest-bearing core deposits	447,978	(1,761)	-1.56%	437,808	(3,572)	-3.24%

Time deposits - non-core	72,052	(536)	-2.96%	49,588	(651)	-5.21%
Federal funds purchased	9,005	(24)	-1.06%	16,579	(212)	-5.07%
FHLB & FRB borrowings	239,599	(904)	-1.50%	135,748	(1,594)	-4.66%
Junior subordinated debentures	8,248	(125)	-6.03%	8,248	(128)	-6.16%
Total interest-bearing alternative funding	328,904	(1,589)	-1.92%	210,163	(2,585)	-4.88%
Total interest-bearing liabilities	776,882	(3,350)	-1.72%	647,971	(6,157)	-3.77%

Noninterest-Bearing Liabilities
Demand deposits	170,897			173,706
Interest payable and other	7,040			4,326
Total noninterest liabilities	177,937			178,032
Total liabilities	954,819			826,003
Stockholders' equity	114,959			107,371
Total liabilities and stockholders' equity	$1,069,778			$933,374
Net Interest Income		$13,194			$11,193
Net Interest Income as a Percent of Earning Assets		5.28%			5.15%
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

Table II
Analysis of Changes in Interest Income and Interest Expense
(dollars in thousands)

	Three Months Ended December 31, 2008 compared to December 31, 2007
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest
bearing deposits in banks	$(4)	$(4)	$(8)
Securities available-for-sale:
Taxable	60	(55)	5
Tax-exempt	(1)	1	-
Loans, net of allowance for loan losses	2,550	(3,353)	(803)

Total interest income	$2,605	$(3,411)	$(806)

Interest paid on:
Money market and NOW accounts	18	(1,717)	(1,699)
Savings deposits	1	(44)	(43)
Time deposits - core	70	(139)	(69)
Total interest-bearing core deposits	89	(1,900)	(1,811)

Time deposits - non-core	292	(407)	(115)
Federal funds purchased	(97)	(91)	(188)
FHLB & FRB borrowings	1,212	(1,902)	(690)
Junior subordinated debentures	-	(3)	(3)
Total interest-bearing alternative funding	1,407	(2,403)	(996)

Total interest expense	$1,496	$(4,303)	$(2,807)

Net interest income	$1,109	$892	$2,001

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

Table III also shows the overall cost of interest-bearing liabilities for the year 2008 was down 182 basis points from 4.10% in 2007 to 2.28% in 2008.  This decline can be also be attributed to the falling rate environment during 2008, plus the relatively short-maturity structure of the Bank’s alternative funding, which permitted rapid refinancing of funding at much lower rates throughout the year.  Table III also illustrates the difference between the cost of interest-bearing core deposits for the year 2008 as compared to the cost of interest-bearing alternative funding.  The cost of interest-bearing core deposits was 1.85% or 108 basis points less than the 2.93% cost of alternative funding.

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

The year-to-date December 31, 2007 rate/volume analysis shows that interest income, including loan fees, improved by $7,194 over 2006.  Higher volumes of earning assets increased interest income by $6,301 and higher yields on loans increased interest income by $893.  The rate/volume analysis shows that interest expense for the year 2007 increased by $3,825 over last year, as higher volumes on all deposit categories caused interest expense to increase by $2,157, combined with higher rates, which increased interest expense by $1,668.

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
(4) Total includes loans held for sale.
(5) Core time deposits include all local time deposits, including local time deposits over $100.

Table IV
Analysis of Changes in Interest Income and Interest Expense

	2008 compared to 2007 Increase (decrease) due to			2007 compared to 2006 Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(dollars in thousands)
Interest earned on:
Federal funds sold and interest
bearing deposits in banks	$(22)	$(9)	$(31)	$1	$6	$7
Securities available-for-sale:
Taxable	722	123	845	90	201	291
Tax-exempt	2	38	40	73	(42)	31
Loans, net of allowance for loan
losses	8,345	(12,420)	(4,075)	6,137	728	6,865

Total interest income	$9,047	$(12,268)	$(3,221)	$6,301	$893	$7,194

Interest paid on:
Money market and NOW accounts	545	(7,319)	(6,774)	1,984	823	2,807
Savings deposits	(62)	(241)	(303)	11	115	126
Time deposits	423	(377)	46	(300)	215	(85)
Total interest-bearing core deposits	906	(7,937)	(7,031)	1,695	1,153	2,848

Time deposits - non-core	(395)	(1,004)	(1,399)	(391)	234	(157)
Federal funds purchased	637	(598)	39	128	31	159
FHLB borrowings	3,897	(4,562)	(665)	725	252	977
Trust preferred	-	(10)	(10)	-	(2)	(2)
Total interest-bearing alternative funding	4,139	(6,174)	(2,035)	462	515	977
Total interest expense	$5,045	$(14,111)	$(9,066)	$2,157	$1,668	$3,825

Net interest income	$4,002	$1,843	$5,845	$4,144	$(775)	$3,369

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

At December 31, 2008, the Bank had $7,704 or 0.71% of total assets in nonperforming assets, net of government guarantees, compared to $4,094 or 0.43% of total assets at December 31, 2007.  Nonperforming assets at December 31, 2008 consist of $3,898 of nonaccrual loans (net of $239 in government guarantees) and $3,806 of other real estate owned. Nonperforming assets do not include $2,234 of impaired loans less than 90 days past due and continuing to accrue interest as of December 31, 2008.  At December 31, 2008, approximately $1,181 of the nonaccrual loans were consumer residential construction loans.  Losses on these or any future nonperforming loans in the consumer residential construction segment of the loan portfolio are mitigated due to a cash-secured 20% principal guarantee for each of these loans. In

addition, no special allocation to the allowance for loan losses for these specific loans is expected.    Other real estate owned consisted of 17 completed consumer construction residential properties and seven individual residential building lots.

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

	Balance	Balance	$ Increase	% Increase
	Dec. 31, 2008	Dec. 31, 2007	(Decrease)	(Decrease

Eugene Market core deposits	$406,098	$405,351	$747	0.18%

Portland Market core deposits	110,287	109,698	589	0.54%

Seattle Market core deposits	99,447	100,843	(1,396)	-1.38%

Total core deposits	615,832	615,892	(60)	-0.01%

Other deposits	106,605	28,532	78,073	273.63%

Total	$722,437	$644,424	$78,013	12.11%

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

The management of Pacific Continental Corporation has assessed the effectiveness of its internal control over financial reporting at December 31, 2008.  To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company concluded that the internal control system over financial reporting is effective as of December 31, 2008.

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

10.8                  Change of Control/Salary Continuation Agreement for Michael Reynolds (5)
10.9                  Change of Control/Salary Continuation Agreement for Daniel Hempy (5)
10.10                Change of Control/Salary Continuation Agreement for Basant Singh (6)
10.11                Executive Employment Agreement for Roger Busse (7)
10.12                Executive Employment Agreement for Hal Brown (7)
10.13                NWB Financial Corporation Employee Stock Option Plan (8)
10.14                NWB Financial Corporation Director Stock Option Plan (8)
10.15	Director Fee Schedule, Effective January 1, 2009 *
10.16	Director Stock Trading Plan (7)
10.17	Form of Common Stock Purchase Agreement between the Company and each of the Purchasers, dated as of January 6, 2009 (9)
10.18	Form of Registration Rights Agreement between the Company and each of the Purchasers, dated as of January 6, 2009 (9)
14                     Code of Ethics for Senior Financial Officers and Principal Executive Officer (7)
23.1                  Accountants Consent of Moss Adams L.L.P.
31.1                  302 Certification, Hal Brown, President and Chief Executive Officer
31.2	302 Certification, Michael A. Reynolds, Executive Vice President and Chief Financial Officer
32                     Certifications Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on 10-Q for the Quarter ended June 30, 2007.
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.
(3)	Incorporated by reference to Exhibits 99.1 - 99.4 of the Company’s S-8 Registration Statement (File No. 333-109501).
(4)	Incorporated by reference to Exhibits 99.1 - 99.5 of the Company’s S-8 Registration Statement (File No. 333-134702).
(5)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s Quarterly Report on 10-Q for the Quarter ended March 31, 2005.
(6)	Incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-4 (File No. 333-128968).
(7)	Incorporated by reference to Exhibits 10.11, 10.12, 10.16 and 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
(8)	Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s S-8 Registration Statement (File No. 333-130886).
(9)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s Current Report on Form 8-K filed January 8, 2009.

* Previously filed

(a)(3)	Financial Statement Schedules

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned on March 30, 2009.

PACIFIC CONTINENTAL CORPORATION
(Company)

By:    /s/ Hal M. Brown
Hal Brown
Chief Executive Officer

CERTIFICATION

I, Hal Brown, certify that:
1.	I have reviewed this Amendment No. 1 to the Form 10-K of Pacific Continental Corporation;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 30, 2009	/s/ Hal Brown
Hal Brown, Chief Executive Officer

CERTIFICATION

I, Michael A. Reynolds, certify that:
1.	I have reviewed this Amendment No. 1 to the Form 10-K of Pacific Continental Corporation;

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

Date:  March 30, 2009                                               /s/ Michael A. Reynolds
                                                                    Michael A. Reynolds, Executive Vice President & CFO

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amendment No. 1 to the Annual Report of Pacific Continental Corporation (the “Company”) on Form 10-K for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Hal M. Brown, Chief Executive Officer, and Michael A. Reynolds, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated:  March 30, 2009