Form 10-Q
period 2009-03-31
PACIFIC CONTINENTAL CORP
filed 2009-05-06
CIK 1084717

As Filed with the Securities & Exchange Commission on May 6, 2009.

SECURITIES & EXCHANGE COMMISSION

FORM 10-Q

[ X ]                      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X No  __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes __No __

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Act.
(Check one).
Large accelerated filer   __                                                                Accelerated filer   X                                               Non-accelerated filer  __
Smaller Reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act     Yes  __                   No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock outstanding as of April 30, 2009:                                                                                                   12,867,066

PACIFIC CONTINENTAL CORPORATION
FORM 10-Q
QUARTERLY REPORT

Item 1.  Financial Statements

CONSOLIDATED INCOME STATEMENTS
Amounts in $ 000’s, Except for Per Share Data
(Unaudited)

	Three months ended March 31,
	2009	2008
Interest and dividend income
Loans	$15,321	$15,701
Securities	937	732
Dividends on Federal Home Loan Bank stock	-	63
Federal funds sold & Interest-bearing deposits with banks	1	10
	16,259	16,506

Interest expense
Deposits	2,291	2,964
Federal Home Loan Bank & Federal Reserve borrowings	667	1,575
Junior subordinated debentures	125	121
Federal funds purchased	25	230
	3,108	4,890

Net interest income	13,151	11,616

Provision for loan losses	1,500	575
Net interest income after provision for loan losses	11,651	11,041

Noninterest income
Service charges on deposit accounts	466	394
Other fee income, principally bankcard	392	428
Loan servicing fees	18	26
Mortgage banking income	92	93
Other noninterest income	53	76
	1,021	1,017

Noninterest expense
Salaries and employee benefits	4,871	4,351
Premises and equipment	997	1,003
Bankcard processing	117	135
Business development	488	324
FDIC Insurance Assessment	267	127
Other noninterest expense	1,310	1,227
	8,050	7,167

Income before provision for income taxes	4,622	4,891
Provision for income taxes	1,675	1,812

Net income	$2,947	$3,079

Earnings per share
Basic	$0.23	$0.26
Diluted	$0.23	$0.26

Weighted average shares outstanding
Basic	12,812	11,940

Common stock equivalents
attributable to stock-based awards	45	66
Diluted	12,857	12,006

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in $ 000’s
(Unaudited)
	Three months ended March 31,
	2009	2008

Net income	$2,947	$3,079

Other comprehensive loss:
Unrealized gains arising during the period	335	46
Income tax expense	(128)	(18)

Net unrealized gains on securities
available for sale	207	28
Comprehensive Income	$3,154	$3,107

See accompanying notes.

CONSOLIDATED BALANCE SHEETS
Amounts in $ 000’s
(Unaudited)

	March 31,	December 31,	March 31,
	2009	2008	2008
ASSETS
Cash and due from banks	$19,573	$20,172	$22,438
Federal funds sold	260	69	699
Interest-bearing deposits with banks	214	214	212
Total cash and cash equivalents	20,047	20,455	23,349

Securities available-for-sale	73,272	54,933	56,617
Loans held for sale	352	410	412
Loans, less allowance for loan losses and net deferred fees	953,438	945,377	855,670
Interest receivable	4,219	4,021	3,972
Federal Home Loan Bank stock	10,652	10,652	8,284
Property, plant and equipment, net of accumulated depreciation	20,582	20,763	20,957
Goodwill and other intangible assets	22,848	22,904	23,071
Other real estate owned	3,618	3,806	946
Other assets	7,509	7,522	3,857

Total assets	$1,116,537	$1,090,843	$997,135

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-bearing demand	$177,176	$178,957	$177,151
Savings and interest-bearing checking	426,065	392,935	391,596
Time $100,000 and over	50,544	67,095	48,822
Other time	80,062	83,450	22,749
Total deposits	733,847	722,437	640,318

Federal funds purchased	25,000	44,000	50,000
Federal Home Loan Bank & Federal Reserve Bank borrowings	216,080	194,500	185,000
Junior subordinated debentures	8,248	8,248	8,248
Accrued interest and other payables	5,153	5,493	3,895
Total liabilities	988,328	974,678	887,461

Stockholders' equity
Common stock, 25,000 shares authorized	90,195	80,019	78,162
issued & outstanding: 12,867 at March 31, 2009,
12,080 at December 31, 2008, and 11,953 at March 31, 2008
Retained earnings	39,425	37,764	31,506
Accumulated other comprehensive gain (loss)	(1,411)	(1,618)	6
	128,209	116,165	109,674

Total liabilities and stockholders’ equity	$1,116,537	$1,090,843	$997,135

See accompanying notes.

 CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in $ 000’s
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$2,947	$3,079
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization, net of accretion	233	334
Loss on sale or write-down of property and equipment	2	-
Provision for loan losses	1,500	575
Losses on foreclosed assets	35	-
Deferred income taxes	199	-
Share-based compensation	98	144
Change in:
Interest receivable	(198)	(320)
Deferred loan fees	(180)	(157)
Production of mortgage loans held-for-sale	(3,966)	(3,355)
Proceeds from the sale of mortgage loans held-for-sale	4,023	2,943
Accrued interest payable and other liabilities	(2,098)	(1,788)
Income taxes payable	1,711	1,561
Other assets	(21)	(311)
Net cash provided by operating activities	4,285	2,705

Cash flow from investing activities:
Proceeds from maturities of available for sale investment securities	5,135	6,499
Purchase of available for sale investment securities	(22,928)	(9,021)
Loans made net of principal collections received	(10,356)	(42,859)
Purchase of loans	(40)	(80)
Purchase of property	(177)	(440)
Proceeds on sale of foreclosed assets	1,002	-
Purchase of energy tax credits	(111)	-
Purchase of FHLB stock	-	(4,489)
Net cash used by investing activities	(27,475)	(50,390)

Cash flow from financing activities:
Change in deposits	11,410	(4,106)
Change in federal funds purchased and FHLB and FRB
short-term borrowings	4,080	(1,360)
Proceeds from FHLB term advances originated	270,000	673,925
FHLB advances paid-off	(271,500)	(622,425)
Proceeds from stock options exercised	402	118
Proceeds from stock issuance	9,676
Dividends paid	(1,286)	(1,195)
Net cash provided by financing activities	22,782	44,957
Net increase (decrease) in cash and cash equivalents	(408)	(2,728)
Cash and cash equivalents, beginning of year	20,455	26,077
Cash and cash equivalents, end of year	$20,047	$23,349

Supplemental information:
Noncash investing and financing activities:
Transfers of loans to foreclosed assets	$1,031	$524
Change in unrealized gain (loss) on securities, net of
deferred income taxes	207	28
Cash paid during the year for:
Income taxes	$26	$368
Interest	$3,079	$4,671
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
Amounts in $ 000’s
(Unaudited)

	Number	Common	Retained	Accumulated Other Comprehensive
	of Shares	Stock	Earnings	Loss	Total

Balance, December 31, 2007	11,935	$77,909	$29,622	$(22)	$107,509

Net income			12,939		12,939
Other comprehensive loss:
Unrealized losses on securities				(2,555)
Deferred income taxes				959

Other comprehensive loss				(1,596)	(1,596)

Comprehensive income					11,343
Stock options exercised and related tax benefit	145	1,521			1,521
Share-based compensation		589			589
Cash dividends			(4,797)		(4,797)

Balance, December 31, 2008	12,080	80,019	37,764	(1,618)	116,165

Net income			2,947		2,947
Other comprehensive income:
Unrealized gains on securities				335
Deferred income taxes				(128)

Other comprehensive income				207	207

Comprehensive income					3,154
Stock issuance	750	9,676			9,676
Stock options exercised and related tax benefit	37	402			402
Share-based compensation		98			98
Cash dividends			(1,286)		(1,286)

Balance, March 31, 2009	12,867	$90,195	$39,425	$(1,411)	$128,209

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A complete set of Notes to Consolidated Financial Statements is a part of the Company’s 2008 Form 10-K filed March 13, 2009.  The notes below are included due to material changes in the financial statements or to provide the reader with additional information not otherwise available.  All numbers in the following notes are expressed in thousands, except per share data.

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

The balance sheet data as of December 31, 2008 was derived from audited financial statements, but does not include all disclosures contained in the Company’s 2008 Form 10-K.  The interim consolidated financial statements should be read in conjunction with the December 31, 2008 consolidated financial statements, including the notes thereto, included in the Company’s 2008 Form 10-K.

2. Stock Option Plans

Pursuant to the approval of the 2006 Stock Option and Equity Compensation Plan (the “2006 SOEC Plan”) at the annual shareholders’ meeting in April 2006, incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, or stock appreciation rights may be awarded to attract and retain the best available personnel for positions of responsibility with the Company and its subsidiaries.  Upon adoption of the 2006 SOEC Plan, the Company’s 1999 Employees’ Stock Option Plan (“1999 ESOP Plan”) and the Directors’ Stock Option Plan (“1999 DSOP Plan”) were cancelled and no longer available for future grants.  The exercise price for shares of common stock subject to an option under the 2006 SOEC Plan shall not be less than 100% of the fair market value of a share of common stock as of the date of grant of the option; provided, however, that in the case of an incentive stock option granted to an employee who immediately before the grant of such incentive stock option is a shareholder-employee, the incentive stock option exercise price shall be at least 110% of the fair value of the common stock as of the date of grant of the incentive stock option. The Compensation Committee of the Board of Directors may impose any terms or conditions on the vesting of an award that it determines to be appropriate.  For the quarter ended March 31, 2009, the Company issued no incentive stock options.

Pursuant to the Company’s 2006 SOEC Plan, stock appreciation rights (SARs) may be granted to employees.  The stock appreciation rights may be settled in cash only, or a combination of cash and common stock as determined at the date of issuance.  The Compensation Committee of the Board of Directors determines vesting provisions when awards are granted, and the awards granted generally vest over three or four years and have a maximum life of ten years.  SARs settled in stock are recognized as equity-based awards while SARs settled in cash are recognized on the balance sheet as liability-based awards, both of which are granted at the fair market value of our common stock at the grant date.  The grant-date fair value of the liability-based awards vesting in the current period, along with the change in fair value of the awards during the period, are recognized as compensation expense and as an adjustment to the recorded liability.  For the quarter ended March 31, 2009, the Company issued no SARs.

Also, pursuant to the Company’s 2006 SOEC Plan, non-qualified options and restricted stock awards may be granted to directors.  Stock options may be granted at exercise prices of not less than 100% of the fair market value of our common stock at the grant date.  Restricted stock awards may be granted at the fair market value on the date of the grant.  The maximum life of options granted under this plan is ten years from the grant date.  For the quarter ended March 31, 2009, the Company issued no stock options or restricted stock awards to its Directors.

The following tables identify the compensation expenses and tax benefits received by the Company according to the compensation plans and awards described above for the three months ended March 31, 2009 and 2008:

	Three months ended March 31, 2009		Three months ended March 31, 2008
	Comp. Exp.	Tax Benefit	Comp. Exp.	Tax Benefit
1999 ESOP Plan	$3	$-	$45	$-
2006 SOEC - ISOs	41	-	36	-
2006 SOEC - SARS stock	47	18	42	16
2006 SOEC - SARS cash	58	22	8	3
2006 SOEC - DSOs	7	3	7	3
2006 SOEC - DRSA	-	-	6	2
Total	$156	$43	$144	$24

At March 31, 2009, the Company has estimated unrecognized compensation expense of approximately $381, $380 and $163 for unvested stock options, SAR – stock awards and SAR – cash awards, respectively.  These amounts are based on forfeiture rates of 20% for all awards granted to employees.  The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested stock options, SAR – stock awards and SAR – cash awards is approximately 2.12, 2.21 and 2.45 years, respectively.

3.  Securities Available-for-Sale:

The amortized cost and estimated fair values of securities available-for-sale at March 31, 2009 are as follows:

					Securities in	Securities in
					Continuous	Continuous
					Unrealized	Unrealized
					Loss	Loss
		Gross	Gross	Estimated	Position for	Position For
	Amortized	Unrealized	Unrealized	Fair	Less Than	12 Months
	Cost	Gains	Losses	Value	12 Months	or Longer

Unrealized Loss Positions

Obligations of states and
political subdivisions	$1,176	$-	$4	$1,172	$1,172	$-
Mortgage-backed securities	30,623	-	3,315	27,308	15,282	12,026

	$31,799	$-	$3,319	$28,480	$16,454	$12,026

Unrealized Gain Positions

Obligations of U.S.
Government agencies	$1,998	$16	$-	$2,014
Obligations of states and
political subdivisions	5,747	228	-	5,975
Mortgage-backed securities	35,938	865	-	36,803

	43,683	1,109	-	44,792

	$75,482	$1,109	$3,319	$73,272

At March 31, 2009, there were 35 investment securities in unrealized loss positions.  The unrealized loss associated with the $12,026 in a continuous unrealized loss position for twelve months or longer was $2,576 at March 31, 2009.  In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rate or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.  The decline in value of these securities has resulted from current economic conditions.  The projected average life of the securities portfolio is approximately three years.  Although yields on these securities may be below market rates during that period, no loss of principal is expected.

The amortized cost and estimated fair values of securities available-for-sale at March 31, 2008 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of U.S Government agencies	$6,469	$72	$-	$6,541
Obligation of states and political subdivisions	7,453	188	7	7,634
Mortgage-backed securities	42,686	423	667	42,442

	$56,608	$683	$674	$56,617

The amortized cost and estimated fair value of securities at March 31, 2009 and 2008 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations.

	March 31, 2009		March 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$2,528	$2,542	$4,743	$4,763
Due after one year through 5 years	2,199	2,263	3,921	4,026
Due after 5 years through 10 years	4,194	4,356	5,259	5,387
Due after 10 years	-	-	-	-
Mortgage-backed securities	66,561	64,111	42,685	42,441

	$75,482	$73,272	$56,608	$56,617

No securities available for sale were sold in the first quarter of 2009 or 2008.

At March 31, 2009, securities with amortized costs of $59,328 (estimated market values of $58,385) were pledged to secure certain Treasury and public deposits as required by law, and to secure a borrowing line with the Federal Home Loan Bank of Seattle.

4. Loans

Major classifications of period end loans are as follows:

	March 31, 2009	December 31, 2008	March 31, 2008

Commercial loans	$236,985	$233,513	$198,960
Real estate loans	721,636	717,119	659,684
Consumer loans	7,566	7,455	8,003

	966,187	958,087	866,647
Deferred loan origination fees	(1,551)	(1,730)	(1,832)

	964,636	956,357	864,815
Allowance for loan losses	(11,198)	(10,980)	(9,145)

	$953,438	$945,377	$855,670

Real estate loans held for sale	$352	$410	$412

Outstanding loans to dental practitioners totaled $128,498 and represented 13.3% of total outstanding loans at March 31, 2009.  There are no other industry concentrations in excess of 10% of total outstanding loans.
At March 31, 2009, outstanding residential construction loans totaled $65,484 and represented 6.8% of total outstanding loans.  In addition, at March 31, 2009, unfunded loan commitments for residential construction totaled $14,160.  Outstanding residential construction loans at December 31, 2008 and March 31, 2008 were $74,532 or 7.8% and $94,781 or 10.9%, respectively, of total outstanding loans, and unfunded commitments for residential construction totaled $19,818 and $36,240, respectively.

A substantial portion of the loan portfolio is collateralized by real estate, and is, therefore, susceptible to changes in local market conditions.  Management believes that the loan portfolio is diversified among industry groups.

Allowance for loan losses

Below is a summary of additions, charge-offs and recoveries within the allowance for loan losses for the three month periods ending March 31, 2009 and 2008:

	2009	2008

Balance, January 1	$10,980	$8,675
Provision charged to income	1,500	575
Loans charged against allowance	(1,320)	(120)
Recoveries credited to allowance	38	15

Balance, March 31	$11,198	$9,145

The recorded investment in impaired loans, net of government guarantees, totaled $12,573 and $5,051 at March 31, 2009 and 2008, respectively.  The specific valuation allowance for impaired loans was $764 and $251 at March 31, 2009 and 2008, respectively, and is included in the ending allowance shown above.  The average recorded investment in impaired loans was approximately $11,030 and $5,341 during the first three months of 2009 and 2008, respectively.  Interest income recognized on impaired loans was $58 in the first three months of 2009 and none in the first quarter of 2008.

5.  Federal Funds Purchased:

The Bank has unsecured federal funds borrowing lines with various correspondent banks.  Below is a summary of the outstanding balances on these lines as of March 31, 2009 and 2008:

March 31, 2009	Maximum Line Amount	Balance Outstanding	Due Date	Weighted Average Interest Rate

Bank of America	$25,000	$25,000	4/1/09	0.45%
US Bank	25,000	-	-	-
Key Bank	25,000	-	-	-
Zions Bank	20,000	-	-	-
FTN	18,000	-	-	-
Wells Fargo	5,000	-	-	-

Total	$118,000	$25,000

March 31, 2008	Maximum Line Amount	Balance Outstanding	Due Date	Weighted Average Interest Rate

Bank of America	$25,000	$25,000	4/1/08	2.65%
US Bank	25,000	25,000	4/1/08	2.75%
Key Bank	25,000	-	-	-
Zions Bank	20,000	-	-	-
FTN	18,000	-	-	-
Wells Fargo	5,000	-	-	-

Total	$118,000	$50,000

6.  Federal Home Loan Bank and Federal Reserve Bank Borrowings:

The Bank has a borrowing limit with the FHLB equal to 30% of total assets, subject to discounted collateral and stock holdings.  At March 31, 2009, the borrowing line was approximately $334,961.  FHLB stock, funds on deposit with FHLB, securities and loans are pledged as collateral for borrowings from FHLB.  At March 31, 2009, the Bank had pledged approximately $454,975 in real estate loans and securities to the FHLB ($294,604 in discounted pledged collateral).  At March 31, 2009, there was $176,000 borrowed on this line, including an overnight $43,000 Cash Management Advance and $133,000 in term advances.

The Bank also has a secured federal funds borrowing line available from the Federal Reserve Bank totaling $53,080 at March 31, 2009.  The Federal Reserve Bank borrowing line is secured through the pledging of approximately $67,180 of commercial loans under the Bank’s Borrower-In-Custody program.  At March 31, 2009 there was $40,080 borrowed on this line.

Federal Home Loan Bank borrowings by year of maturity and applicable interest rate are summarized as follows as of March 31:

		March 31,	March 31,
	Rate	2009	2008

Cash Management Advance	0.80%	$ 43,000	$ -
2008	2.42 - 3.94%	-	153,000
2009	0.65 - 4.04%	95,000	9,500
2010	3.03 - 5.28%	11,500	10,500
2011	2.93 - 5.28%	10,000	5,500
2012	2.50 - 5.28%	5,500	3,500
2013	2.93 - 4.27%	8,000	1,000
2014	3.25%	1,000	-
2016	5.05%	2,000	2,000

		$ 176,000	$ 185,000

Federal Reserve Bank borrowings by maturity and applicable interest rate are summarized as follows as of March 31:

		March 31,	March 31,
	Rate	2009	2008

April 1, 2009	0.50%	$ 11,080	$ -
April 9, 2009	0.25%	5,000	-
April 23, 2009	0.25%	10,000	-
May 21, 2009	0.25%	9,000	-
June 18, 2009	0.25%	5,000	-

		$ 40,080	$ -

7.  Regulatory Matters:

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to leverage assets.  Management believes, as of March 31, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2009 and according to FDIC guidelines, the Bank is considered to be well capitalized.  To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are presented in the table below (the Company’s capital ratios do not differ significantly from those of the Bank):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2009:
Total capital (to risk
weighted assets)	$125,835	12.24%	$82,248	8%	$102,810	10%
Tier I capital (to risk
weighted assets)	114,441	11.13%	41,124	4%	61,686	6%
Tier I capital (to leverage
assets)	114,441	10.65%	42,994	4%	53,742	5%

As of March 31, 2008:
Total capital (to risk
weighted assets)	$103,665	10.80%	$76,773	8%	$95,966	10%
Tier I capital (to risk
weighted assets)	94,324	9.83%	38,386	4%	57,580	6%
Tier I capital (to leverage
assets)	94,324	10.00%	37,727	4%	47,159	5%

8. Fair Value

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

The table below shows assets measured at fair value as of March 31, 2009:

			Fair Value
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended March 31, 2009 Total Loss

Recurring Items
Available-for-sale securities	$73,272	$-	$73,272	$-	$-

Non-Recurring Items
Loans measured for impairment
(net of guarantees)	4,466	-	-	4,466	764
Other real estate owned	3,618	-	-	3,618	-

Total	$81,356	$-	$73,272	$8,084	$764

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Pacific Continental Corporation and its wholly-owned subsidiary Pacific Continental Bank operating results and financial condition for the three months ended March 31, 2009.  When warranted, comparisons are made to the same period in 2008 and to the previous year ended December 31, 2008.  The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report.  The reader is assumed to have access to the Company’s Form 10-K for the previous year ended December 31, 2008, which contains additional statistics and explanations.  All numbers, except per share data, are expressed in thousands of dollars.

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

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in Risk Factors in Part II, Item 1A. Please take into account that forward-looking statements speak only as of the date of this report or documents incorporated by reference. The Company does not undertake any obligation to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods.  Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2008 in Item 8 in the Company’s Form 10-K.  Management believes that the following policies and those disclosed in the Notes to Consolidated Financial Statements should be considered critical under the SEC definition:

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

Goodwill and Intangible Assets

At March 31, 2009, the Company had $22,848 in goodwill and other intangible assets.  SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow of forecasted earnings, estimated sales price multiples based on recent observable market transactions and market capitalization based on current stock prices. This analysis requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for the Company’s single reporting unit. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach.

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

The Company adopted SFAS 123(R) using the modified prospective method.  Therefore, previously reported financial data was not restated, and expenses related to equity-based payments granted and vesting during 2008 and 2009 were recorded as compensation expense.

Recent Accounting Pronouncements

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

In June 2008, FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 concludes that nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This statement is effective for fiscal years beginning after December 15, 2008, to be applied retrospectively.  The Company had no restricted stock that qualifies as participating securities as described under this pronouncement.  The impact of adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s consolidated financial statements.

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

On April 1, 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141(R)-1 amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact of adoption is not expected to have a material impact on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 clarifies the application of SFAS 157 when the volume and level of activity for the asset or liability has significantly decreased and guidance on identifying circumstances when a transaction may not be considered orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The impact of adoption is not expected to have a material impact on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2 and FAS 124-2 clarify the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired.  For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment.  Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price. In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement.  The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The impact of adoption is not expected to have a material impact on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The impact of adoption is not expected to have a material impact on the Company’s consolidated financial statements.

HIGHLIGHTS

	For the quarter ended March 31,
	2009	2008	% Change

Net income	$2,947	$3,079	-4.3%

Earnings per share
Basic	$0.23	$0.26	-11.5%
Diluted	$0.23	$0.26	-11.5%

Assets, period-end	$1,116,537	$997,135	12.0%
Loans, period-end (1)	$966,187	$866,647	11.5%
Core Deposits, period end (2)	$667,484	$603,888	10.5%
Deposits, period-end	$733,847	$640,318	14.6%

Return on avg. assets (3)	1.09%	1.28%
Return on avg. equity (3)	9.47%	11.21%
Return on avg. tangible equity (3) (4)	11.57%	14.18%

(1) Excludes loans held for sale.
(2) Defined by the Company as demand, interest checking, money market, savings, and local time deposits, including local time deposits in excess of $100.
(3) Amounts annualized.
(4) Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.

The Company earned $2,947 in the first quarter 2009, a decrease of $132 from first quarter 2008.  The decline in net income in first quarter 2009 was due to a higher provision for loan losses, combined with growth in noninterest expenses.  However, operating revenue, which consists of net interest income and noninterest income, continued to be strong.  Operating revenue for the first quarter 2009 was $14,172, up $1,539 or 12.2% over first quarter 2008.  Net interest income in the current quarter increased by $1,535 or 13.2%, and noninterest income was virtually flat compared to the same quarter last year.  The improvement in net interest income resulted from a stable net interest margin, combined with 14.2% growth in average earning assets.

Loan growth abated significantly during the first quarter 2009 as outstanding loans grew by only $8,000, or less than 1.0%, from December 31, 2008 outstanding loans.  However, the Company had record quarterly growth in its core deposit base during the first quarter 2009 as outstanding core deposits increased by $51,652 or 8.4% over December 31, 2008 outstanding core deposits.  On a linked-quarter basis, growth in average core deposits during the current quarter showed similar results, up more than $25,000 over the prior quarter.   Core deposits, which are defined as demand deposits, interest checking, money market account, and local time deposits (including local time deposits in excess of $100), constitute 91.0% of March 31, 2009 outstanding deposits.  Noninterest-bearing demand deposits were $177,176 or 26.5% of outstanding core deposits at March 31, 2009 and funded 15.9% of total assets.

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

The net interest margin as a percentage of average earning assets for the first quarter 2009 was 5.23%, the same net interest margin reported for the first quarter 2008.  On a linked-quarter basis, the first quarter 2009 net interest margin was down 5 basis points from fourth quarter 2008.

When comparing the quarter-over-quarter results, the following factors contributed to the stability of the first quarter 2009 net interest margin when compared to the first quarter 2008: 1) the activation of interest rate floors on approximately $290,000 of the Bank’s variable rate loan portfolio; 2) the availability of multiple alternative funding sources that permitted the Bank to use the lowest marginal cost of funds; 3) the historically low interest rate environment that allowed short-term funding at an average rate of 0.43% during the current quarter; and, 4) the ability to obtain improved rates on new and renewed loans due to reduced competitive pressures and pricing for risk in a down economy.

When comparing linked-quarter results, the decline of 5 basis points in the first quarter 2009 net interest margin compared to fourth quarter 2008 can be attributed to the strong core deposit growth experienced during the current quarter.  In this unusual interest rate environment, the cost of core deposits exceeded the cost of short-term alternative funding, thus the overall impact of the core deposit growth was to increase the Bank’s cost of funds during the current quarter, while earning asset yields remained stable.  Table I that follows illustrates this fact.  Expectations of continued slow loan growth and core deposit growth, suggests some margin compression during the second quarter 2009.

The following table presents condensed balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates on interest-bearing liabilities for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008:

Table I
Average Balance Analysis of Net Interest Earnings
(dollars in thousands)

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	(Expense)	Rates	Balance	(Expense)	Rates
Interest Earning Assets
Federal funds sold and interest-
bearing deposits in banks	$413	$1	0.54%	$699	$10	5.75%
Securities available for sale:
Taxable (1)	64,443	888	5.59%	59,116	746	5.08%
Tax-exempt	5,448	49	3.65%	5,388	49	3.66%
Loans, net of allowance for loan losses(2)(3)(4)	950,310	15,321	6.54%	828,498	15,701	7.62%

Total interest earning assets	1,020,614	16,259	6.46%	893,701	16,506	7.43%

Non Earning Assets
Cash and due from banks	17,128			18,259
Premises and equipment	20,675			20,939
Goodwill & other intangibles	22,879			23,102
Interest receivable and other	14,834			7,858
Total non interest assets	75,516			70,158

Total assets	$1,096,130			$963,859

Interest-Bearing Liabilities
Money market and NOW accounts	402,172	(1,306)	-1.32%	385,982	(2,078)	-2.17%
Savings deposits	20,503	(68)	-1.35%	20,902	(54)	-1.04%
Time deposits - core (5)	55,935	(440)	-3.19%	39,110	(392)	-4.03%
Total interest-bearing core deposits	478,610	(1,814)	-1.54%	445,994	(2,524)	-2.28%

Time deposits - non-core	91,344	(478)	-2.12%	38,251	(440)	-4.63%
Federal funds purchased	22,539	(24)	-0.43%	26,824	(230)	-3.45%
FHLB & FRB borrowings	199,216	(667)	-1.36%	162,279	(1,575)	-3.90%
Trust preferred	8,248	(125)	-6.15%	8,248	(121)	-5.90%
Total interest-bearing alternative funding	321,347	(1,294)	-1.63%	235,602	(2,366)	-4.04%
Total interest-bearing liabilities	799,957	(3,108)	-1.58%	681,596	(4,890)	-2.89%

Noninterest-Bearing Liabilities
Demand deposits	165,317			167,292
Interest payable and other	4,644			4,545
Total noninterest liabilities	169,961			171,837
Total liabilities	969,918			853,433
Stockholders' equity	126,212			110,426
Total liabilities and stockholders' equity	$1,096,130			$963,859
Net Interest Income		$13,151			$11,616
Net Interest Income as a Percent of Earning Assets		5.23%			5.23%
(1) Federal Home Loan Bank stock is included in securities available for sale.
(2) Nonaccrual loans have been included in average balance totals.
(3) Interest income includes recognized loan origination fees of $374 and $457 for the three months ended
March 31, 2009 and 2008, respectively.
(4) Total includes loans held for sale.
(5) Core time deposits include all non-public time deposits, including non-public time deposits over $100.

Table I shows that earning asset yields for the first quarter 2009 declined by 97 basis points in first quarter 2009 from first quarter 2008 from 7.43% to 6.46%.  This decline in earning asset yields was primarily attributable to a 108 basis point decline in yields on average loans, which resulted from the rapid decline in market interest rates during 2008 that lowered yields on the Bank’s variable rate loan portfolio.  However, the Bank was able to mitigate a portion of the decline in variable rate loan yields through the use of floors on much of this portfolio.  In addition, some of the decline in loan yields was offset by improvement in the yield of the Bank’s securities portfolio, which was up 51 basis points in first quarter 2009 over the same quarter last year.

Table I also shows the spread between the cost of interest-bearing alternative funding and total interest-bearing liabilities has narrowed significantly during the last year from 61 basis points in first quarter 2008 to only 4 basis points in first quarter 2009.  Table I also shows the shift in the cost of interest-bearing core deposits compared to short-term alternative funding.  During the first quarter 2008, the cost of interest-bearing core deposits was 2.28% compared to a federal funds purchased rate of 3.45%, resulting in a positive spread of 117 basis points.  However, during first quarter 2009, this relationship has completely reversed with the average cost of core deposits at 1.54% compared to federal funds purchased rate of 0.43%, which is a negative spread of 111 basis points.  To the extent the Bank acquires core deposits at current rates to pay down short-term borrowings, the impact on the net interest margin will be negative.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the quarters ended March 31, 2009 and March 31, 2008.

Table II
Analysis of Changes in Interest Income and Interest Expense

	Three Months Ended March 31, 2009
	compared to March 31, 2008
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest
bearing deposits in banks	$(4)	$(5)	$(9)
Securities available-for-sale:
Taxable	61	81	142
Tax-exempt	-	-	-
Loans, net of allowance for loan losses	2,160	(2,540)	(380)

Total interest income	2,217	(2,464)	(247)

Interest paid on:
Money market and NOW accounts	69	(841)	(772)
Savings deposits	(1)	15	14
Time deposits - core	164	(116)	48
Total interest-bearing core deposits	232	(942)	(710)

Time deposits - non-core	602	(564)	38
Federal funds purchased	(38)	(168)	(206)
FHLB & FRB borrowings	342	(1,250)	(908)
Trust preferred	(1)	5	4
Total interest-bearing alternative funding	905	(1,977)	(1,072)

Total interest expense	1,137	(2,919)	(1,782)

Net interest income	$1,080	$455	$1,535

The rate/volume analysis for the quarter ended March 31, 2009 shows that interest income including loan fees declined by $247 from the same period last year.  Higher volumes of earning assets increased interest income by $2,217, while lower yields on earning assets, primarily loans, decreased interest income by $2,464.  The rate/volume analysis shows that interest expense for the quarter ended March 31, 2009 decreased by $1,782 from last year, as changes in mix and higher volumes caused interest expense to increase by $1,137, which was more than offset by a decrease in interest expense of $2,919 due to lower rates.  Most of the decline in interest expense was due to lower rates in the Bank’s alternative funding sources.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the first three months of 2009 and 2008:

	2009	2008

Balance, January 1	$10,980	$8,675
Provision charged to income	1,500	575
Loans charged against allowance	(1,320)	(120)
Recoveries credited to allowance	38	15

Balance, March 31	$11,198	$9,145

The year-to-date March 31, 2009 provision for loan losses was $1,500, compared to $575 for the same period last year.  The increase in the provision for loan losses was primarily attributable to increased nonperforming loans and net loan charge offs.  In addition, the increase in the provision was related to management’s decision to add to its unallocated reserves based on current economic uncertainties.

Year-to-date March 31, 2009 net charge-offs were $1,282 or 0.54% when annualized, compared to net charge-offs of $105 or 0.01% when annualized reported for the same quarter in 2008.  On a linked-quarter basis, net charge offs during the first quarter 2009 were up $540 over net charge offs of $742 reported for the fourth quarter 2008.

The allowance for loan losses at March 31, 2009 was 1.16% of the period end loans, excluding loans held for sale, compared to 1.15% and 1.06% at December 31, 2008 and March 31, 2008, respectively.  At March 31, 2009, the unallocated portion of the allowance for loan losses was 10.8% and at the high end of the approved range.  The allowance at March 31, 2009 includes $764 in specific allowance (included in the ending allowance above) for impaired loans, which total $12,573, net of government guarantees.  At December 31, 2008, the Company had $6,132 of impaired loans with a specific allowance of $160 assigned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more, and other real estate owned for the periods covered in this report:

	March 31, 2009	December 31, 2008	March 31, 2008
Nonaccrual loans	$12,828	$4,137	$5,647
90 days past due and accruing interest	-	-	-
Total nonperforming loans	12,828	4,137	5,647
Nonperforming loans guaranteed by government	(255)	(239)	(596)
Net nonperforming loans	12,573	3,898	5,051
Foreclosed assets	3,618	3,806	946
Total nonperforming assets, net of guaranteed loans	$16,191	$7,704	$5,997

Non performing assets as a percentage of total assets	1.45%	0.71%	0.60%

During the first quarter 2009, nonperforming assets increased by $8,487 over December 31, 2008 nonperforming asset levels.  This increase was primarily attributable to addition of approximately $7,800 in single-family residential construction and lot development loans to three builders in the Portland and Seattle markets.

Noninterest Income

Noninterest income was $1,021 for the three months ended March 31, 2009, virtually flat with the same quarter in 2008.  The Company experienced an increase in its service charges on deposit accounts of $72 or 18.3%, which was primarily due to higher hard dollar fee income on analyzed business accounts due to the low earnings credit.  However, the increase in this category was offset by declines in bankcard processing fees and the other income category.  First quarter 2009 bankcard processing fees were down $36 or 8.4% from first quarter 2008 as sales transaction volumes fell due to current economic conditions.  The other income category was down $23 or 30.3% primarily due to a fall in loan filing fees and trustee fees, both of which are related to loan production that weakened during the first quarter 2009

On a linked quarter basis, noninterest income in first quarter 2009 of $1,021 was down $21 from fourth quarter 2008 noninterest income of $1,042.  The decrease can be primarily attributable to the seasonal decline in revenues from merchant bankcard processing.  Looking forward to second quarter 2009, the Company expects noninterest income to be similar to first quarter 2009.  While service charges on deposit accounts and potentially mortgage banking revenues are expected to increase due to the low interest rate environment, bankcard processing fees are expected to continue to drop in second quarter 2009 due to seasonal declines in transaction volume combined with the negative impact of current economic conditions.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2009 was $8,050, an increase of $883 or 12.3% over the first quarter 2008.  The growth in noninterest expense was due to the following factors: 1) increased personnel expense of $520 or 12.0%; 2) higher FDIC assessment resulting in a $140 or 110.2% increase; and 3) an increase of $164 or 50.6% in business development costs.  The increase in personnel costs was primarily related to lower loan origination costs, which are a direct offset to salary expense.  Due to the significant decline in loan originations, these costs were down $257 from last year, thus increasing net salary expense.  Excluding the impact of lower loan origination costs, total personnel expense was up 6.4% in first quarter 2009 over first quarter 2008.  FDIC assessment costs increased as a result of a new fee structure effective with first quarter 2009 reporting.  The higher first quarter 2009 business development costs was primarily related to increased advertising expenses as the Bank unveiled new marketing programs, specifically directed at the market segments it serves.

On a linked-quarter basis, first quarter 2009 noninterest expense was up $615 from fourth quarter 2008.  The linked-quarter increase was primarily due to lower loan origination costs, which increased net salary expense by $415 and increased FDIC assessments up $203 in first quarter 2009 when compared to fourth quarter 2008.  Looking forward to second quarter 2009, the Company expects noninterest expense will be comparable to first quarter 2009 expense levels.

BALANCE SHEET

Loans

At March 31, 2009, outstanding loans net of deferred loan fees and excluding loans held for sale were $964,636, up 11.5% over outstanding loans at March 31, 2008, but up only 0.9% over December 31, 2008 as loan demand weakened during first quarter 2009.  Both the Eugene and Portland markets had growth in outstanding loans during first quarter 2009 over December 31, 2008, which was partially offset by contraction in the Seattle market loan portfolio.  A summary of outstanding loans by market at March 31, 2009, December 31, 2008 and March 31, 2008 follows:

	Balance	Balance	Balance
	March 31, 2009	December 31, 2008	March 31, 2008

Eugene Market	$244,228	$237,604	$216,014

Portland Market	439,498	432,961	403,814

Seattle Market	280,910	285,792	244,987

Total	$964,636	$956,357	$864,815

Securities

At March 31, 2009, the Bank had $73,272 in securities classified as available-for-sale.  At March 31, 2009, $58,385 of these securities were pledged as collateral for FHLB of Seattle borrowings, public deposits in Oregon and Washington, and to the Federal Reserve Bank of San Francisco to support balances in its Treasury, Tax and Loan deposit account.  At March 31, 2009, market losses on individual securities were deemed to be temporary in nature.

Goodwill and Intangible Assets

At March 31, 2009, the Company had a recorded balance of $22,031 in goodwill from the November 30, 2005 acquisition of Northwest Business Financial Corporation (“NWBF”).  In addition, at March 31, 2009 the Company had $817 of core deposit intangible assets resulting from the acquisition of NWBF.  The core deposit intangible was determined to have an expected life of approximately seven years and is being amortized over that period using the straight-line method and has approximately four years remaining on the amortization schedule.  In accordance with Financial Accounting Standard (“FAS”) 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment.  Management performs an impairment analysis of the intangible assets with indefinite lives at least annually.  The last impairment test was performed at December 31, 2008.  At March 31, 2009, an interim analysis was performed and no impairment was indicated by the analysis.

Deposits

Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and non-public local time deposits, including non-public local time deposits in excess of $100, were $667,482 and represented 91.0% of total deposits at March 31, 2009.  During the first quarter 2009, the Company experienced record quarterly growth in its core deposit base as outstanding core deposits at March 31, 2009 were up more than $50,000 over December 31, 2008.  This growth was attributable to gains in both new client relationships and the deepening of existing client relationships primarily in the Eugene and Portland markets.  A summary of outstanding core deposits and average core deposits by market and other deposits classified as alternative funding at March 31, 2009, December 31, 2008, and March 31, 2008 follows:

	Balance	Balance	Balance
	March 31, 2009	December 31, 2008	March 31, 2008

Eugene Market core deposits	$440,182	$406,098	$396,432

Portland Market core deposits	127,808	110,287	114,754

Seattle Market core deposits	99,492	99,447	92,702

Total core deposits	667,482	615,832	603,888

Other deposits	66,365	106,605	36,430

Total	$733,847	$722,437	$640,318

		Quarters Ended
	March 31, 2009	December 31, 2008	March 31, 2008

Eugene Market core deposits, average	$425,568	$402,125	$409,825

Portland Market core deposits, average	113,711	115,234	111,683

Seattle Market core deposits, average	104,648	101,516	91,778

Total core deposits, average	643,927	618,875	613,286

Other deposits, average	91,344	72,052	38,251

Total	$735,271	$690,927	$651,537

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures at March 31, 2009, which were issued in conjunction with the acquisition of NWBF.  At March 31, 2009, the entire $8,248 in junior subordinated debentures had an interest rate of 6.265% that is fixed through November 2010 and qualified as Tier 1 capital under regulatory capital purposes.  Additional information regarding the terms of the junior subordinated debentures, including maturity/repricing dates and interest rate, is included in Note 12 of the Notes to Consolidated Financial Statements in the Company’s 2008 annual Form 10-K.

Capital Resources

Capital is the stockholders’ investment in the Company.  Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

On January 7, 2009, the Company successfully closed a private equity placement raising $9,676 in capital through the issuance of 750 shares of common stock.  Detailed changes in the Company’s number of shares outstanding and capital can be found in this report on page 7 in the Consolidated Statement of Changes in Shareholder’s Equity.

During December 2008, the Company was granted preliminary approval under TARP by the Treasury to receive $30,000 of additional capital in the form of preferred stock.  During the first quarter 2009, the Company announced it had determined not to participate in this program.

Banking regulations require the Company to maintain minimum levels of capital.  The Company manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating).  A “well-capitalized” rating from the FDIC requires that the Company maintain risk-based capital levels of 10% of total risk-based assets.  At March 31, 2009, the Company’s total capital to risk weighted assets was 12.24% compared to 11.11% and 10.80% at December 31, 2008 and March 31, 2008, respectively.  Details on the Company’s capital ratio can be found in this report in Footnote 7 to the financial statements.

The Company’s Board of Directors reviews its dividend considerations on a quarterly basis so that cash dividends, when and if declared by the Company, would typically be paid in mid-March, June, September, and December of each year.  During the first quarter of 2009, the Company declared quarterly dividends of $0.10 per share paid on March 13, 2009 to shareholders of record on March 3, 2009.  If the Company maintains the $0.10 per share dividend amount through fourth quarter 2009, that would result in an annual dividend of $0.40 per share, the same as the dividend from the prior year.

The Company expects that earnings retention and existing capital will be sufficient to fund organic asset growth and shareholder dividends, while maintaining a well-capitalized designation from the FDIC.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit.  The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products.  In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract.  Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  At March 31, 2009, the Bank had $158,176 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The credit risk involved is essentially the same as that involved in extending loan facilities to customers.  At March 31, 2009, the Bank had $2,268 in letters of credit and financial guarantees written.

LIQUIDITY

Liquidity is the term used to define the Company’s ability to meet its financial commitments.  The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds.  The Company derives liquidity primarily through core deposit growth, the maturity of investment securities, and loan payments.  Core deposits include demand, interest checking, money market, savings and non-public local time deposits, including non-public local time deposits in excess of $100.  Additional liquidity is provided through sales of loans, sales of securities, and access to alternative funding sources.   National time deposits, public deposits, Federal Home Loan Bank borrowings, Federal Reserve Bank of San Francisco borrowings, and unsecured overnight fed funds borrowings are referred to as alternative funding sources.

Core deposits represented 91.0% of total deposits at March 31, 2009 and 94.0% at March 31, 2008.  Historically during the first quarter 2009, the Company experienced little or no growth in its core deposit base.  However, during first quarter 2009, the Company had record growth in core deposits with outstanding core deposits increasing by $51,652 over December 31, 2008 outstanding core deposits.  The growth in core deposits during the first quarter 2009 funded all asset growth and permitted the Company to reduce its use of alternative funding.  This in turn improved the overall liquidity position of the Company.  Historically, the Bank experiences accelerated growth in its core deposit base during the second quarter.  If the typical seasonal growth occurs during second quarter 2009, the Company expects its liquidity position to continue to improve as loan growth is expected to be slow due to current economic conditions.

Borrowing lines have been established at various correspondent banks, the Federal Home Loan Bank of Seattle and with the Federal Reserve Bank of San Francisco.  At March 31, 2009, the Bank had secured and unsecured borrowing lines totaling approximately $506,000 consisting of secured borrowing lines of $335,000 with the Federal Home Loan Bank of Seattle and $53,000 with the Federal Reserve Bank of San Francisco.  In addition, the established unsecured borrowing lines with various correspondent banks total $118,000.  The Federal Home Loan Bank borrowing line is limited to the amount of collateral pledged.  At March 31, 2009, the Bank had collateral pledged to the FHLB in the form of commercial real estate loans and securities that had a discounted collateral value of approximately $295,000 for this line.  The $53,000 borrowing line with the Federal Reserve Bank of San Francisco is secured through the pledging of commercial loans under the Bank’s Borrower-In-Custody program.  At March 31, 2009, the Bank had $176,000 in borrowings outstanding from the FHLB of Seattle and $40,080 outstanding from the Federal Reserve Bank of San Francisco.  In addition, the Bank had $25,000 outstanding on its unsecured overnight correspondent bank lines.  The Bank’s portfolio also contains approximately $14,887 in unpledged securities and $31,993 in guaranteed government loans, which can be sold on the secondary market.

As a result of a bank failure in Washington that resulted in a first quarter 2009 assessment of $9 for uninsured public deposits, the Bank began exiting the public deposit markets including the State of Oregon and State of Washington CD programs.  These programs provided the Bank with a short-term funding option with maturities from one to six months totaling approximately $33,000 at December 31, 2008.  Prior to the end of first quarter 2009, the Bank had completely exited the State of Oregon CD program reducing its outstanding balances by $29,500 through this program.  The Bank will exit the Washington CD program in the second quarter upon maturity of all remaining CDs.  The Bank will continue to have potential liability for uninsured public deposits in both states for a period of one year following its exit from the programs; however, that potential liability will decline each quarter.  Despite exiting the state CD programs, the Bank continues to have multiple alternative funding sources and access to liquidity.

Item 3.  Quantitative and Qualitative Disclosures on Market Risk

There has been no material change in the Bank’s exposure to market risk.  Readers are referred to the Company’s Form 10-K and the Annual Report to Shareholders for the year ended December 31, 2008, for specific discussion.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of March 31, 2009, the date of this quarterly report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors during the first three months of 2009 that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses in our internal controls, therefore no corrective actions were taken.

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

The inability of borrowers to repay loans can erode our earnings.  Substantially all of our loans are to businesses and individuals in Washington and Oregon, and a continuing decline in the economy of these market areas could impact us adversely.  A series of large Puget Sound-based businesses, including Microsoft, Starbucks, and Boeing, have announced or began to implement substantial employee layoffs and scaled back plans for future growth.  Additionally, the acquisition of Washington Mutual by JPMorgan Chase & Co. has also resulted in substantial employee layoffs, and is expected to result in a substantial increase in office space availability in downtown Seattle.  Oregon has also seen a similar pattern of large layoffs in major metropolitan areas, a continued decline in housing prices, and a significant increase in the state’s unemployment rate.  A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have an adverse impact on our prospects, results of operations and financial condition:

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

Our allowance for loan losses may not be adequate to cover actual loan losses, which could adversely affect our earnings.

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

Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses.  These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours.  Any increase in the allowance for loan losses could have a negative effect on our financial condition and results of operations.

Concentration in real estate markets could require increases in our allowance for loan losses.

We have a high concentration of loans secured by real estate (see Note 4 in the Notes to Consolidated Financial Statements).  While the Pacific Northwest typically lags the national economy, the effects of the economic deterioration are now significantly impacting our market area.  Our business activities and credit exposure are concentrated in loans secured by real estate.  Further decline in the real estate markets that we serve could negatively affect our business because the collateral securing those loans may decrease in value.  A continued downturn in the local economy could have a material adverse effect both on the borrowers’ ability to repay these loans, as well as the value of the real property held as collateral.  Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we be would more likely to suffer losses on defaulted loans.

Tightening of credit markets and liquidity risk could adversely affect our earnings.

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

On February 27, 2009, the FDIC adopted an interim rule imposing an emergency special assessment of 20 basis points on insured institutions, and granting the FDIC the authority to impose an additional emergency special assessment after June 30, 2009 of up to 10 basis points if necessary.  The assessment will be calculated on June 30, 2009 deposit balances and collected on September 30, 2009.  Based on the Company’s March 31, 2009 deposits subject to FDIC insurance assessments, the special assessment would be approximately $1,500.  Subject to the passing of certain legislation that would allow the FDIC increased borrowing from the Treasury, the FDIC has indicated that it would reduce the special assessment by half; however, there can be no assurance that this will occur.

We may be required in the future to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Under the current economic downturn, investment portfolios continue to incur significant unrecognized losses.  The Company’s current securities portfolio contains credit risk associated with whole loan private mortgage-backed securities.  The Company may continue to observe declines in the fair market value of these securities.  The Company evaluates the securities portfolio for any other than temporary impairment each reporting period, as required by US GAAP, and as of March 31, 2009, we did not recognize any securities as other than temporarily impaired.  There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize an impairment charge with respect to such holdings.

In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB.  The FHLB stock held by the Company is carried at cost and is subject to recoverability testing under applicable accounting standards.  The FHLB recently reported that it is in compliance with regulatory capital requirements.  However, the FHLB has discontinued the repurchase of their stock and discontinued the distribution of dividends.  Accordingly, as of March 31, 2009, we did not recognize an impairment charge related to our FHLB stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our earnings and capital.

At March 31, 2009, we had approximately $22,031 of goodwill on our balance sheet.  In accordance with generally accepted accounting principles, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists.  Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions.  There can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material.

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

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year.  In recent months, the volatility and disruption has reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuer’s underlying financial strength.  If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

In early 2009, the Treasury also announced the Financial Stability Plan which, among other things, provides a new capital program called the Capital Assistance Program, which establishes a public-private investment fund for the purchase of troubled assets, and expands the Term Asset-Backed Securities Loan Facility.  The full effect of this broad legislation on the national economy and financial institutions, particularly on mid-sized institutions like the Company, cannot now be predicted.

Fluctuating interest rates can adversely affect our profitability.

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

We operate in a highly regulated environment and may be adversely affected by changes in federal, state and local laws and regulations.

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

                                                                                                              PACIFIC CONTINENTAL CORPORATION
                                                            (Registrant)

Dated May 6, 2009	/s/ Hal Brown
Hal Brown
Chief Executive Officer

Dated May 6, 2009	/s/ Michael A. Reynolds
Michael A. Reynolds
Executive Vice President and Chief Financial Officer