Form 10-Q
period 2009-06-30
PACIFIC CONTINENTAL CORP
filed 2009-08-05
CIK 1084717

As Filed with the Securities & Exchange Commission on August 5, 2009.

SECURITIES & EXCHANGE COMMISSION

FORM 10-Q

[ X ]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Actof 1934 for the quarterly period ended June 30, 2009.

[   ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Actof 1934 For the transition period from _______________ to ________________

Commission File Number:        0-30106

PACIFIC CONTINENTAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

OREGON	93-1269184
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

111 West 7th Avenue
Eugene, Oregon  97401
(address of Principal Executive Offices) (Zip Code)

(541) 686-8685
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X No  __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes __No __

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one).
Large accelerated filer   __                                                      Accelerated filer   X                                               Non-accelerated filer  __
Smaller Reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  __                   No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock outstanding as of July 31, 2009:                                                                                                   12,872,781

PACIFIC CONTINENTAL CORPORATION
FORM 10-Q
QUARTERLY REPORT

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF OPERATION
Amounts in $ 000’s, Except for Per Share Data
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest and dividend income
Loans	$15,329	$15,461	$30,650	$31,162
Securities	1,225	691	2,162	1,423
Dividends on Federal Home Loan Bank stock	-	60	-	123
Federal funds sold & Interest-bearing deposits with banks	1	3	2	13
	16,555	16,215	32,814	32,721

Interest expense
Deposits	2,308	2,184	4,599	5,148
Federal Home Loan Bank & Federal Reserve borrowings	705	1,514	1,372	3,089
Junior subordinated debentures	127	125	252	246
Federal funds purchased	28	234	53	464
	3,168	4,057	6,276	8,947

Net interest income	13,387	12,158	26,538	23,774

Provision for loan losses	19,200	925	20,700	1,500
Net interest income (loss) after provision for loan losses	(5,813)	11,233	5,838	22,274

Noninterest income
Service charges on deposit accounts	476	402	942	796
Other fee income, principally bankcard	457	480	849	908
Loan servicing fees	19	22	37	48
Mortgage banking income	176	126	268	219
Other noninterest income	68	133	121	209
	1,196	1,163	2,217	2,180

Noninterest expense
Salaries and employee benefits	4,227	4,684	9,098	9,035
Premises and equipment	1,091	969	2,088	1,972
Bankcard processing	129	143	246	278
Business development	426	327	914	651
FDIC insurance assessment	950	131	1,217	258
Other real estate expense	479	32	565	30
Other noninterest expense	1,344	1,177	2,568	2,406
	8,646	7,463	16,696	14,630

Income (loss) before provision (benefit) for income taxes	(13,263)	4,933	(8,641)	9,824
Provision (benefit) for income taxes	(5,134)	1,926	(3,459)	3,738

Net income (loss)	$(8,129)	$3,007	$(5,182)	$6,086

Earnings (loss) per share
Basic	$(0.63)	$0.25	$(0.40)	$0.51
Diluted	$(0.63)	$0.25	$(0.40)	$0.51

Weighted average shares outstanding
Basic	12,873	11,962	12,842	11,951

Common stock equivalents
attributable to stock-based awards	-	67	-	66
Diluted	12,873	12,029	12,842	12,017

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in $ 000’s
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$(8,129)	$3,007	$(5,182)	$6,086

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period	581	(844)	884	(798)
Income tax benefit (expense)	(223)	324	(319)	306

Net unrealized gains (losses) on securities
available for sale	358	(520)	565	(492)
Comprehensive income (loss)	$(7,771)	$2,487	$(4,617)	$5,594

See accompanying notes.

CONSOLIDATED BALANCE SHEETS
Amounts in $ 000’s
(Unaudited)

	June 30,	December 31,	June 30,
	2009	2008	2008
ASSETS
Cash and due from banks	$23,851	$20,172	$30,837
Federal funds sold	51	69	-
Interest-bearing deposits with banks	215	214	1,118
Total cash and cash equivalents	24,117	20,455	31,955

Securities available-for-sale	85,653	54,933	51,785
Loans held for sale	2,516	410	-
Loans, less allowance for loan losses and net deferred fees	943,541	945,377	887,570
Interest receivable	4,027	4,021	4,047
Federal Home Loan Bank stock	10,652	10,652	9,198
Property, plant and equipment, net of accumulated depreciation	20,306	20,763	20,967
Goodwill and other intangible assets	22,792	22,904	23,015
Deferred tax asset	4,572	4,849	2,397
Taxes receivable	6,835	-	-
Other real estate owned	2,659	3,806	3,030
Other assets	2,568	2,673	1,807

Total assets	$1,130,238	$1,090,843	$1,035,771

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-bearing demand	$190,937	$178,957	$181,560
Savings and interest-bearing checking	431,203	392,935	378,549
Time $100,000 and over	66,945	67,095	61,867
Other time	105,669	83,450	52,939
Total deposits	794,754	722,437	674,915

Federal funds purchased	25,000	44,000	18,770
Federal Home Loan Bank & Federal Reserve Bank borrowings	178,115	194,500	219,770
Junior subordinated debentures	8,248	8,248	8,248
Accrued interest and other payables	4,761	5,493	2,683
Total liabilities	1,010,878	974,678	924,386

Stockholders' equity
Common stock, 25,000 shares authorized,	90,404	80,019	78,582
issued & outstanding: 12,873 at June 30, 2009,
12,080 at December 31, 2008, and 11,974 at June 30, 2008
Retained earnings	30,009	37,764	33,317
Accumulated other comprehensive loss	(1,053)	(1,618)	(514)
	119,360	116,165	111,385

Total liabilities and stockholders’ equity	$1,130,238	$1,090,843	$1,035,771

See accompanying notes.

 CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in $ 000’s
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(5,182)	$6,086
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation and amortization, net of accretion	466	680
Provision for loan losses	20,700	1,500
Loss on sale of foreclosed assets	37	-
Valuation adjustment on foreclosed assets	436	-
Gain on sale of investment securities	-	(4)
Deferred income taxes	426	-
Share-based compensation	247	289
Change in:
Interest receivable	(5)	(395)
Deferred loan fees	(230)	(337)
Production of mortgage loans held-for-sale	(13,199)	(8,153)
Proceeds from the sale of mortgage loans held-for-sale	11,093	8,153
Accrued interest payable and other liabilities	(1,083)	(559)
Income taxes payable	(6,524)	(859)
Other assets	(211)	(297)
Net cash provided by operating activities	6,971	6,104

Cash flow from investing activities:
Proceeds from maturities of available for sale investment securities	12,431	10,537
Purchase of available for sale investment securities	(41,941)	(9,021)
Loans made net of principal collections received	(19,947)	(78,836)
Purchase of loans	(60)	(120)
Cash paid for acquisitions	(10)	(2)
Purchase of property	(256)	(813)
Proceeds on sale of foreclosed assets	2,078	1,314
Purchase of energy tax credits	(74)	-
Purchase of FHLB stock	-	(5,403)
Net cash used by investing activities	(47,779)	(82,344)
Cash flow from financing activities:

Change in deposits	72,317	30,491
Change in federal funds purchased and FHLB and FRB
short-term borrowings	40,615	142,180
FHLB term advances originated (paid-off)	(80,000)	633,000
FHLB advances originated (paid-off)	4,000	(721,500)
Proceeds from stock options exercised	452	339
Proceeds from stock issuance	9,659	-
Dividends paid	(2,573)	(2,391)
Net cash provided by financing activities	44,470	82,119
Net increase in cash and cash equivalents	3,662	5,879
Cash and cash equivalents, beginning of year	20,455	26,076
Cash and cash equivalents, end of year	$24,117	$31,955

Supplemental information:

Noncash investing and financing activities:
Transfers of loans to foreclosed assets	$1,405	$3,922
Change in unrealized gain (loss) on securities, net of
deferred income taxes	$565	$(492)
Cash paid during the year for:
Income taxes	$3,103	$2,787
Interest	$6,313	$8,729
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Amounts in $ 000’s
(Unaudited)

				Accumulated
				Other
	Number	Common	Retained	Comprehensive
	of Shares	Stock	Earnings	Loss	Total

Balance, December 31, 2007	11,935	$77,909	$29,622	$(22)	$107,509

Net income			12,939		12,939
Other comprehensive loss:
Unrealized losses on securities				(2,555)
Deferred income taxes				959

Other comprehensive loss				(1,596)	(1,596)

Comprehensive income					11,343
Stock options exercised and related tax benefit	145	1,521			1,521
Share-based compensation		589			589
Cash dividends			(4,797)		(4,797)

Balance, December 31, 2008	12,080	80,019	37,764	(1,618)	116,165

Net loss			(5,182)		(5,182)
Other comprehensive income:
Unrealized gains on securities				884
Deferred income taxes				(319)

Other comprehensive income				565	565

Comprehensive loss					(4,617)
Stock issuance	750	9,659			9,659
Stock options exercised and related tax benefit	43	452			452
Share-based compensation		274			274
Cash dividends			(2,573)		(2,573)

Balance, June 30, 2009	12,873	$90,404	$30,009	$(1,053)	$119,360

	See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A complete set of Notes to Consolidated Financial Statements is a part of the Company’s 2008 Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 13, 2009 (the 2008 Form 10-K”).  The notes below are included due to material changes in the financial statements or to provide the reader with additional information not otherwise available.  All numbers in the following notes are expressed in thousands, except per share data.

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

2. Stock Option Plans

Pursuant to the approval of the 2006 Stock Option and Equity Compensation Plan (the “2006 SOEC Plan”) at the annual shareholders’ meeting in April 2006, incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, or stock appreciation rights may be awarded to attract and retain the best available personnel for positions of responsibility with the Company and its subsidiaries.  Upon adoption of the 2006 SOEC Plan, the Company’s 1999 Employees’ Stock Option Plan (“1999 ESOP Plan”) and the Directors’ Stock Option Plan (“1999 DSOP Plan”) were cancelled and no longer available for future grants.  The Company’s shareholders approved an amendment to the 2006 SOEC Plan on April 20, 2009 to increase the number of shares by 500 that may be subject to awards under the plan. The exercise price for shares of common stock subject to an option under the 2006 SOEC Plan shall not be less than 100% of the fair market value of a share of common stock as of the date of grant of the option; provided, however, that in the case of an incentive stock option granted to an employee who immediately before the grant of such incentive stock option is a shareholder-employee, the incentive stock option exercise price shall be at least 110% of the fair value of the common stock as of the date of grant of the incentive stock option. The Compensation Committee of the Board of Directors may impose any terms or conditions on the vesting of an award that it determines to be appropriate.  For the quarter ended June 30, 2009, the Company issued 116 incentive stock options, with fair values of $2.79 to selected employees.

Pursuant to the Company’s 2006 SOEC Plan, stock appreciation rights (SARs) may be granted to employees.  The stock appreciation rights may be settled in cash only, or a combination of cash and common stock as determined at the date of issuance.  The Compensation Committee of the Board of Directors determines vesting provisions when awards are granted, and the awards granted generally vest over three or four years and have a maximum life of ten years.  SARs settled in stock are recognized as equity-based awards while SARs settled in cash are recognized on the balance sheet as liability-based awards, both of which are granted at the fair market value of our common stock at the grant date.  The grant-date fair value of the liability-based awards vesting in the current period, along with the change in fair value of the awards during the period, are recognized as compensation expense and as an adjustment to the recorded liability.  For the quarter ended June 30, 2009, the Company issued 243 SARs with a fair value of $2.76, of which 96 will be settled in cash and 147 will be settled in stock.

Also, pursuant to the Company’s 2006 SOEC Plan, non-qualified options and restricted stock awards may be granted to directors.  Stock options may be granted at exercise prices of not less than 100% of the fair market value of our common stock at the grant date.  Restricted stock awards may be granted at the fair market value on the date of the grant.  The maximum life of options granted under this plan is ten years from the grant date.  For the quarter ended June 30, 2009, the Company issued no stock options and 6 restricted stock awards, with fair values of $11.02 to its Directors, the closing share price on the date of grant.

The following tables identify the compensation expenses and tax benefits received by the Company according to the compensation plans and awards described above for the three and six months ended June 30, 2009 and 2008:

	Three months ended		Three months ended
	June 30, 2009		June 30, 2008
	Comp. Exp.	Tax Benefit	Comp. Exp.	Tax Benefit
1999 ESOP Plan	$4	$-	$43	$-
2006 SOEC - ISOs	56	-	41	-
2006 SOEC - SARS stock	68	26	47	18
2006 SOEC - SARS cash	31	12	(17)	(7)
2006 SOEC - DSOs	7	3	7	3
2006 SOEC - DRSA	14	5	18	7
Total	$180	$46	$139	$21

	Six months ended		Six months ended
	June 30, 2009		June 30, 2008
	Comp. Exp.	Tax Benefit	Comp. Exp.	Tax Benefit
1999 ESOP Plan	$7	$-	$88	$-
2006 SOEC - ISOs	97	-	77	-
2006 SOEC - SARS stock	115	44	89	34
2006 SOEC - SARS cash	89	34	(9)	(3)
2006 SOEC - DSOs	14	5	14	5
2006 SOEC - DRSA	14	5	24	9
Total	$336	$88	$283	$45

Stock Options –
The following table provides the weighted-average fair values for stock options granted during the three and six months ended June 30, 2009 and 2008.  These values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Expected life in years (1)	7.00	7.00	7.00	7.01
Volatility (1)	30.40%	18.75%	30.40%	18.93%
Interest Rate (2)	2.46%	3.09%	2.46%	3.44%
Dividend Yield Rate (3)	3.31%	2.81%	3.31%	2.77%

Average Fair-Value	$2.79	$2.40	$2.79	$2.59

(1)	Volatility and expected life are based on historical experience over a period equivalent to the expected life in years.
(2)	Interest rates are based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
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

A summary of stock option activity for all Company plans for the fiscal year ending June 30, 2009 is presented below:

Total Stock Options	Shares (in thousands)	Average Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008	628	$14.24
Granted	116	12.07
Exercised	(37)	11.15
Forfeited or expired	(12)	11.42
Outstanding at June 30, 2009	695	$14.09	4.87	$373

Exercisable at June 30, 2009	420	$13.92	2.64	$366

Nonvested Options	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2008	205	$3.27
Granted	116	2.79
Vested	(46)	3.33
Forfeited or expired	-	-
Outstanding at June 30, 2009	275	$3.06

A summary of value received by employees and directors exercising stock options for the three and six month periods ending June 30, 2009 and 2008 is presented below:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Total intrinsic value of
stock options exercised	$-	$75	$7	$157

Stock Appreciation Rights -
The following table provides the weighted-average fair values for stock appreciation rights (SARs) to be settled in stock and granted during the six months ended June 30, 2009.  These are considered to be equity-based awards.  The values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Expected life in years (1)	6.00	6.00	6.00	6.01
Volatility (1)	31.80%	16.73%	31.80%	16.99%
Interest Rate (2)	2.17%	2.80%	2.17%	3.21%
Dividend Yield Rate (3)	3.31%	2.89%	3.31%	2.78%

Average Fair-Value	$2.76	$1.87	$2.76	$2.15

(1)	Volatility and expected life are based on historical experience over a period equivalent to the expected life in years.
(2)	Interest rates are based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
(3)
The Company has paid cash dividends on common stock since 1985.  Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date.

A summary of SAR – stock award activity during the current fiscal year is presented below:

Total SAR - Stock Awards	Awards (in thousands)	Average Price Per Award	Weighted-Average Remaining Contractual Life
Outstanding at December 31, 2008	267	$16.03
Granted	147	12.07
Exercised	-	-
Forfeited or expired	(2)	15.89
Outstanding at June 30, 2009	412	$14.61	8.65

Exercisable at June 30, 2009	101	$16.52	7.81

Nonvested SAR - Stock Awards	Awards (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2008	215	$3.03
Granted	147	2.76
Vested	(50)	3.03
Forfeited or expired	(2)	3.06
Outstanding at June 30, 2009	310	$2.91

A summary of SAR – cash awards activity during the current fiscal year is presented below:

Total SAR - Cash Awards	Awards (in thousands)	Average Price Per Award	Weighted-Average Remaining Contractual Life
Outstanding at December 31, 2008	192	$16.06
Granted	96	12.07
Exercised	-	-
Forfeited or expired	(6)	15.62
Outstanding at June 30, 2009	282	$14.72	8.60

Exercisable at June 30, 2009	72	$16.55	7.79

Nonvested SAR - Cash Awards	Awards (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2008	153	$2.88
Granted	96	2.76
Vested	(34)	2.85
Forfeited or expired	(6)	2.66
Outstanding at June 30, 2009	209	$2.83

For any future grants, as required by FAS 123R, the Company will estimate the impact of forfeitures based  on our historical experience with previously granted stock options, and consider the impact of the forfeitures when determining the amount of expense to record for both stock and cash settled SARs.

At June 30, 2009, the Company has estimated unrecognized compensation expense of approximately $573, $637 and $382 for unvested stock options, SAR – stock awards and SAR – cash awards, respectively.  These amounts are based on forfeiture rates of 20% for all awards granted to employees.  The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested stock options, SAR – stock awards and SAR – cash awards is approximately 2.71, 2.86 and 3.11 years, respectively.

3.  Securities Available-for-Sale:

The amortized cost and estimated fair values of securities available-for-sale at June 30, 2009 are as follows:

					Securities in	Securities in
					Continuous	Continuous
					Unrealized	Unrealized
					Loss	Loss
		Gross	Gross	Estimated	Position for	Position For
	Amortized	Unrealized	Unrealized	Fair	Less Than	12 Months
	Cost	Gains	Losses	Value	12 Months	or Longer

Unrealized Loss Positions

Obligations of states and
political subdivisions	$315	$-	$4	$311	$311	$-
Mortgage-backed securities	33,147	-	2,982	30,165	18,160	12,005

	$33,462	$-	$2,986	$30,476	$18,471	$12,005

Unrealized Gain Positions

Obligations of U.S.
Government agencies	$999	$4	$-	$1,003
Obligations of states and
political subdivisions	6,601	151	-	6,752
Mortgage-backed securities	46,297	1,125	-	47,422

	53,897	1,280	-	55,177

	$87,359	$1,280	$2,986	$85,653

At June 30, 2009, there were 36 investment securities in unrealized loss positions.  For the $12,005 of securities in a continuous unrealized loss position for twelve months or longer, the unrealized loss was $2,357 at June 30, 2009.  In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rate or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.  The decline in value of these securities has resulted from current economic conditions.  The projected average life of the securities portfolio is approximately three years.  Although yields on these securities may be below market rates during that period, no loss of principal is expected.

The amortized cost and estimated fair values of securities available-for-sale at June 30, 2008 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of U.S Government agencies	$5,481	$38	$-	$5,519
Obligation of states and political subdivisions	7,446	59	33	7,472
Mortgage-backed securities	39,693	117	1,016	38,794

	$52,620	$214	$1,049	$51,785

The amortized cost and estimated fair value of securities at June 30, 2009 and 2008 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations.

	June 30, 2009		June 30, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$1,529	$1,535	$4,988	$5,007
Due after one year through 5 years	1,920	1,974	3,013	3,042
Due after 5 years through 10 years	4,466	4,557	4,926	4,942
Due after 10 years	-	-	-	-
Mortgage-backed securities	79,444	77,587	39,693	38,794

	$87,359	$85,653	$52,620	$51,785

No securities available for sale were sold in the first or second quarters of 2009 or 2008.

At June 30, 2009, securities with amortized costs of $43,921 (estimated market values of $44,038) were pledged to secure certain Treasury and public deposits as required by law, and to secure a borrowing line with the Federal Home Loan Bank of Seattle.

4. Loans

Major classifications of period end loans are as follows:

	June 30,	% of gross	December 31,	% of gross	June 30,	% of gross
	2009	loans	2008	loans	2008	loans

Real estate secured loans:
Permanent Loans:
Multifamily residential	$69,115	7.2%	$67,466	7.0%	$46,472	5.2%
Residential 1-4 family	86,350	9.0%	79,189	8.3%	60,629	6.7%
Owner-occupied commercial	202,594	21.0%	188,709	19.7%	183,623	20.4%
Non-owner-occupied commercial	163,972	17.0%	154,993	16.2%	138,907	15.4%
Total permanent real estate loans	522,031	54.2%	490,357	51.2%	429,631	47.8%
Construction Loans:
Multifamily residential	24,201	2.5%	21,375	2.2%	28,915	3.2%
Residential 1-4 family	59,635	6.2%	74,900	7.8%	99,083	11.0%
Commercial real estate	48,925	5.1%	54,203	5.7%	48,580	5.4%
Commercial bare land, acquisition & development	60,736	6.3%	54,775	5.7%	52,942	5.9%
Residential bare land, acquisition & development	2,890	0.3%	17,884	1.9%	17,952	2.0%
Other	2,339	0.2%	4,687	0.5%	5,177	0.6%
Total construction real estate loans	198,726	20.6%	227,824	23.8%	252,649	28.1%
Total real estate loans	720,757	74.8%	718,181	75.0%	682,280	75.9%
Commercial loans	229,226	23.8%	226,203	23.6%	203,429	22.6%
Consumer loans	7,619	0.8%	7,484	0.8%	7,644	0.9%
Other loans	6,122	0.6%	6,219	0.6%	5,768	0.6%

	963,724	100.0%	958,087	100.0%	899,121	100.0%
Deferred loan origination fees	(1,503)		(1,730)		(1,655)

	962,221		956,357		897,466
Allowance for loan losses	(18,680)		(10,980)		(9,896)

	$943,541		$945,377		$887,570

Real estate loans held for sale	$2,516		$410		$-

Outstanding loans to dental practitioners totaled $132,899 and represented 13.8% of total outstanding loans at June 30, 2009.  At December 31, 2008 and June 30, 2008, loans to dental practitioners totaled $122,205, or 12.8% and $93,628, or 10.4% of total outstanding loans, respectively.  There are no other industry concentrations in excess of 10% of total outstanding loans at June 30, 2009.

At June 30, 2009, outstanding residential construction loans totaled $59,635 and represented 6.2% of total outstanding loans.  In addition, at June 30, 2009, unfunded loan commitments for residential construction totaled $13,907.  Outstanding residential construction loans at December 31, 2008 and June 30, 2008 were $74,900 or 7.8% and $99,083 or 11.0%, respectively, of total outstanding loans, and unfunded commitments for residential construction totaled $19,818 and $32,165, respectively.

Allowance for loan losses

Below is a summary of additions, charge-offs and recoveries within the allowance for loan losses for the periods ending June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Balance at beginning of period	$11,198	$9,145	$10,980	$8,675
Provision charged to income	19,200	925	20,700	1,500
Loans charged against allowance	(11,730)	(293)	(13,050)	(413)
Recoveries credited to allowance	12	119	50	134
Net charge offs	(11,718)	(174)	(13,000)	(279)
Balance at end of period	$18,680	$9,896	$18,680	$9,896

The recorded investment in impaired loans, net of government guarantees, totaled $29,493 and $4,610 at June 30, 2009 and 2008, respectively.  The specific valuation allowance for impaired loans was $4,790 and $516 at June 30, 2009 and 2008, respectively, and is included in the ending allowance shown above.  The average recorded investment in impaired loans was $15,861 and $5,494 during the first six months of 2009 and 2008, respectively.  Interest income recognized on impaired loans was $58 and $525 in the first six months of 2009 and 2008, respectively.

5.  Federal Funds Purchased:

The Bank has unsecured federal borrowing lines with various correspondent banks.  Below is a summary of the outstanding balances on these lines as of June 30, 2009 and 2008:

June 30, 2009	Maximum Line Amount	Balance Outstanding	Due Date	Weighted Average Interest Rate

Bank of America	$25,000	$25,000	7/1/2009	0.50%
US Bank	25,000	-	-	-
Key Bank	25,000	-	-	-
Zions Bank	20,000	-	-	-
FTN	18,000	-	-	-
Wells Fargo	5,000	-	-	-

Total	$118,000	$25,000

June 30, 2008	Maximum Line Amount	Balance Outstanding	Due Date	Weighted Average Interest Rate

Bank of America	$25,000	$-	-	-
US Bank	25,000	18,770	7/1/2008	2.50%
Key Bank	25,000	-	-	-
Zions Bank	20,000	-	-	-
FTN	18,000	-	-	-
Wells Fargo	5,000	-	-	-

Total	$118,000	$18,770

6.  Federal Home Loan Bank and Federal Reserve Bank Borrowings:

The Bank has a borrowing limit with the FHLB equal to 30% of total assets, subject to discounted collateral and stock holdings.  At June 30, 2009, the borrowing line was approximately $337,494.  FHLB stock, funds on deposit with FHLB, securities and loans are pledged as collateral for borrowings from FHLB.  At June 30, 2009, the Bank had pledged $372,342 in real estate loans and securities to the FHLB ($242,234 in discounted pledged collateral).  At June 30, 2009, there was $118,500 borrowed on this line, including an overnight $60,000 Cash Management Advance and $58,500 in term advances.

Federal Home Loan Bank borrowings by year of maturity and applicable interest rate are summarized as follows as of June 30:

		June 30,
	Rate	2009	2008

Cash Management Advance	0.73%	$60,000	$165,000
2008	3.52 - 3.94%	-	8,000
2009	3.78 - 4.03%	5,500	9,500
2010	3.03 - 5.28%	11,500	11,500
2011	2.93 - 5.28%	10,000	7,500
2012	2.20 - 5.28%	12,000	4,500
2013	2.67 - 4.27%	14,500	2,000
2014	3.12 - 3.25	3,000	-
2016	5.05%	2,000	2,000

		$118,500	$210,000

The Bank also has a secured federal funds borrowing line available from the Federal Reserve Bank totaling $109,883 at June 30, 2009.  The Federal Reserve Bank borrowing line is secured through the pledging of approximately $169,050 of commercial and commercial real estate loans under the Bank’s Borrower-In-Custody program.  At June 30, 2009 there was $59,615 borrowed on this line.

Federal Reserve Bank borrowings by maturity and applicable interest rate are summarized as follows as of June 30:

		June 30,
	Rate	2009	2008

July 17, 2008	2.36%	$-	$9,770
July 1, 2009	0.50%	4,615
July 2, 2009	0.25%	9,000
July 16, 2009	0.25%	10,000
August 13, 2009	0.25%	11,000
September 10, 2009	0.25%	25,000

		$59,615	$9,770

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to leverage assets.  Management believes, as of June 30, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2009 and according to FDIC guidelines, the Bank is considered to be well capitalized.  To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s categorization as well capitalized.

The Bank’s actual capital amounts and ratios are presented in the table below (the Company’s capital ratios do not differ significantly from those of the Bank):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2009:
Total capital (to risk
weighted assets)	$118,151	11.71%	$80,745	8%	$100,931	10%
Tier I capital (to risk
weighted assets)	105,457	10.45%	40,372	4%	60,559	6%
Tier I capital (to leverage
assets)	105,457	9.59%	43,966	4%	54,958	5%

As of June 30, 2008:
Total capital (to risk
weighted assets)	$106,541	10.69%	$79,732	8%	$99,666	10%
Tier I capital (to risk
weighted assets)	96,449	9.68%	39,866	4%	59,799	6%
Tier I capital (to leverage
assets)	96,449	9.80%	39,350	4%	49,188	5%

8. Fair Value

Effective for the period ended June 30, 2009, the Company adopted FSP FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments.”  The use of different assumptions and estimation methods could have a significant effect on fair value amounts.  Accordingly, the estimates of fair value herein are not necessarily indicative of the amounts that might be realized in a current market exchange.

The table below shows the estimated fair values of financial instruments at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$24,117	$24,117	$20,455	$20,455
Securities available for sale	85,653	85,653	54,933	54,933
Loans held for sale	2,516	2,516	410	410
Loans, net of allowance
for loan losses	943,541	950,132	945,377	947,091
Interest receivable	4,027	4,027	4,021	4,021
Federal Home Loan
Bank stock	10,652	10,652	10,652	10,652

Financial liabilities:
Deposits	794,754	796,191	722,437	723,188
Federal funds purchased	25,000	25,000	44,000	44,000
Federal Home Loan and Federal
Reserve Bank borrowings	178,115	178,905	194,500	196,001
Junior subordinated debentures	8,248	7,881	8,248	7,903
Accrued interest payable	422	422	395	395

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

Federal Home Loan Bank and Federal Reserve Bank Borrowings – Fair value of Federal Home Loan Bank and Federal Reserve Bank borrowings are estimated by discounting future cash flows at rates currently available for debt with similar terms and remaining maturities.

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

The table below shows assets measured at fair value as of June 30, 2009:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Six Months Ended June 30, 2009 Total Loss

Recurring Items
Available-for-sale securities	$85,653	$-	$85,653	$-	$-

Non-Recurring Items
Loans measured for impairment
(net of guarantees)	29,493	-	-	29,493	16,231
Other real estate owned	2,659	-	-	2,659	436

Total	$117,805	$-	$85,653	$32,152	$16,667

The table below shows assets measured at fair value as of December 31, 2008:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Twelve Months Ended December 31, 2008 Total Loss

Recurring Items
Available-for-sale securities	$54,933	$-	$54,933	$-	$-

Non-Recurring Items
Loans measured for impairment
(net of guarantees)	1,927	-	-	1,927	887
Other real estate owned	3,806	-	-	3,806	49

Total	$60,666	$-	$54,933	$5,733	$936

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Pacific Continental Corporation and its wholly-owned subsidiary Pacific Continental Bank operating results and financial condition for the three and six months ended June 30, 2009.  When warranted, comparisons are made to the same period in 2008 and to the previous year ended December 31, 2008.  The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report.  The reader is assumed to have access to the Company’s Form 10-K for the previous year ended December 31, 2008, which contains additional statistics and explanations.  All numbers, except per share data, are expressed in thousands.

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

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in Risk Factors in Part II, Item 1A. Please take into account that forward-looking statements speak only as of the date of this report or documents incorporated by reference. The Company does not undertake any obligation to publicly correct or update any forward-looking statement to reflect circumstances or events that may occur after the date of the forward-looking statement was made.

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

Goodwill and Intangible Assets

At June 30, 2009, the Company had $22,792 in goodwill and other intangible assets.  SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow of forecasted earnings, estimated sales price multiples based on recent observable market transactions and market capitalization based on current stock prices. This analysis requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for the Company’s single reporting unit. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination. We evaluate our only reporting unit, Commercial Banking, on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach.

Share-based Compensation

We account for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.  Liability classified share-based awards are remeasured at fair value each reporting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

The Company adopted SFAS 123(R) using the modified prospective method.  Therefore, previously reported financial data was not restated, and expenses related to equity-based payments granted and vesting during 2008 and 2009 were recorded as compensation expense.

Fair Value

SFAS No. 157, “Fair Value Measurements”, which among other things, requires enhanced disclosures about financial instruments carried at fair value.  SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value.

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability.  Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value.  Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.  See Note 8 of the Notes to Consolidated Financial Statements for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

Recent Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141 (revised), “Business Combinations.” SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired entity and the goodwill acquired. Furthermore, acquisition-related and other costs will now be expensed rather than treated as cost components of the acquisition. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We do not expect the adoption of SFAS No. 141R will have a material impact on our consolidated financial statements as related to business combinations consummated prior to January 1, 2009. We expect the adoption of SFAS No. 141R will increase the costs charged to operations for acquisitions consummated on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment to ARB No 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard also requires additional disclosures that clearly identify and distinguish between the interest of the parent’s owners and the interest of the noncontrolling owners of the subsidiary. This statement is effective on January 1, 2009 for the Company, to be applied prospectively. We do not expect the adoption of SFAS No. 160 will have a material impact on the Company’s consolidated financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” SFAS No. 161 expands the disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. This includes enhanced disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Provisions of this statement are to be applied prospectively, and comparative disclosures for earlier periods are encouraged. We have adopted the provisions of SFAS 161 for the year ended December 31, 2008, and the impact was not material to our consolidated financial statements.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” Under SFAS 162, the U.S. GAAP hierarchy will now reside in the accounting literature established by the FASB. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with U.S. GAAP for nongovernmental entities. This statement is effective 60 days after the U.S. Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS No 162 will have a material impact on the Company’s consolidated financial statements.

In June 2008, FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 concludes that nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This statement is effective for fiscal years beginning after December 15, 2008, to be applied retrospectively.  The Company had no restricted stock that qualifies as participating securities as described under this pronouncement.  The impact of adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s consolidated financial statements.

In October 2008, FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP No. 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP does not change existing generally accepted accounting principles. This FSP was effective immediately upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

On January 12, 2009, FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” FSP EITF 99-20-1 addresses certain practice issues in EITF No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, by making its other-than-temporary impairment assessment guidance consistent with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” FSP EITF 99-20-1 removes the reference to the consideration of a market participant’s estimates of cash flows in EITF 99-20, and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms. If it is probable that there has been an adverse change in estimated cash flows, an other-than-temporary impairment is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made. This FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

On April 1, 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact of adoption is not expected to have a material impact on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 clarifies the application of SFAS 157 when the volume and level of activity for the asset or liability has significantly decreased and guidance on identifying circumstances when a transaction may not be considered orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 clarify the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired.  For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment.  Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price. In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement.  The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

On May 28, 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statements sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This statement is effective for interim and annual reporting periods ending after June 15, 2009.  The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

On June 12, 2009 the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets.”  SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  This statement is effective for interim and annual reporting periods beginning January 1, 2010.  The impact of adoption is not expected to have a material impact on the Company’s consolidated financial statements.

On June 12, 2009 the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 will require a reporting entity to provide additional disclosure about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  This statement is effective for interim and annual reporting periods beginning January 1, 2010.  The impact of adoption is not expected to have a material impact on the Company’s consolidated financial statements.

On June 29, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ("Codification") and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  The Codification is not expected to change U.S. GAAP, but will combine all authoritative standards into a comprehensive, topically organized online database.  Following this Statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates to update the codification.  After the launch of the Codification on July 1, 2009 only one level of authoritative U.S. GAAP for non governmental entities will exist, other than guidance issued by the Securities and Exchange Commission.  In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted

Accounting Principles”, to identify the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements in conformity with U.S. GAAP for nongovernmental entities, and arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS 162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and nonauthoritative. This statement is effective for interim and annual reporting periods ending after September 15, 2009. The impact of adoption is not expected to have a material impact on the Company’s consolidated financial statements.

HIGHLIGHTS

	For the three months ended June 30,			For the six months ended June 30,
	2009	2008	% Change	2009	2008	% Change

Net income (loss)	$(8,129)	$3,007	-370.3%	$(5,182)	$6,086	-185.1%

Earnings (loss) per share
Basic	$(0.63)	$0.25	-352.0%	$(0.40)	$0.51	-178.4%
Diluted	$(0.63)	$0.25	-352.0%	$(0.40)	$0.51	-178.4%

Assets, period-end				$1,130,238	$1,035,771	9.1%
Loans, period-end (1)				$962,221	$897,466	7.2%
Core Deposits, period end (2)				$705,903	$606,238	16.4%
Deposits, period-end				$794,754	$674,915	17.8%

Return on avg. assets (3)	-2.91%	1.20%		-0.94%	1.24%
Return on avg. equity (3)	-25.42%	11.02%		-8.21%	11.15%
Return on avg. tangible equity (3) (4)	-30.93%	13.95%		-10.01%	14.11%

(1) Excludes loans held for sale.
(2) Defined by the Company as demand, interest checking, money market, savings, and local time deposits, including local time deposits in excess of $100.
(3) Amounts annualized.
(4) Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.

The Company recorded a net loss of $8,129 for the second quarter 2009, compared to net income of $3,007 for second quarter 2008.  The decline in net income in second quarter 2009 when compared to the same quarter last year was due to a higher provision for loan losses.  During the second quarter 2009, the Company recorded a $19,200 provision for loan losses and recognized $11,718 in net loan charge offs, compared to a $925 provision for loan losses and $174 in net loan charge offs for second quarter 2008.

However, operating revenue, which consists of net interest income and noninterest income, continued to be solid.  Operating revenue for the second quarter 2009 was $14,583, up $1,262 or 9.5% over second quarter 2008.  Net interest income in the current quarter increased by $1,229 or 10.1%, and noninterest income was virtually flat compared to the same quarter last year.  The improvement in net interest income resulted from 12.0% growth in average earning assets, combined with a relatively stable net interest margin.

Loan growth abated significantly during the second quarter 2009 as outstanding loans decreased by $2,463 from March 31, 2009 and for the first six months, grew by $5,637 or less than 0.6% from December 31, 2008 outstanding loans.  However, the Company continued strong quarterly growth in its core deposit base during the second quarter 2009 as outstanding core deposits increased by $38,421 or 5.8% from March 31, 2009 and $90,071 or 14.6% over December 31, 2008 outstanding core deposits.  On an annualized basis, core deposits grew by 29.4% during the first six months of 2009.  On a linked-quarter basis, growth in average core deposits during the current quarter showed similar results, up more than $37,268 over the prior quarter.   Core deposits, which are defined as demand deposits, interest checking, money market account, and local time deposits (including local time deposits in excess of $100), constitute 88.8% of June 30, 2009 outstanding deposits.  Noninterest-bearing demand deposits were $190,937 or 27.0% of outstanding core deposits at June 30, 2009 and funded 16.9% of total assets.

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

The net interest margin as a percentage of average earning assets for the second quarter 2009 was 5.14%, down 10 basis points from the net interest margin reported for the second quarter 2008.  On a linked-quarter basis, the second quarter 2009 net interest margin was down 9 basis points from first quarter 2009.

When comparing the quarter-over-quarter and linked quarter results, the decline of 10 and 9 basis points, respectively, in the net interest margin can be attributed to the strong core deposit growth experienced during the current quarter, which was used to pay down lower cost short-term funding, and interest reversals on loans placed on nonaccrual status during the quarter of approximately $454.  In this unusual interest rate environment, the cost of core deposits exceeded the cost of short-term alternative funding, thus the overall impact of the core deposit growth was to increase the Bank’s cost of funds during the current quarter, while earning asset yields remained stable.  Table I that follows illustrates this fact.

The second quarter margin compression was mitigated to some extent by the continued historically low cost of alternative funding, which permitted the Bank to borrow short-term and overnight funds at rates well under 0.50%.  Also mitigating a portion of the margin compression was the Bank’s use of floors on variable rate loans.  At June 30, 2009, rate floors were active on approximately $302,000 of variable rate loans in the Bank’s portfolio.

The following table presents condensed balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates on interest-bearing liabilities for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008:

Table I
Average Balance Analysis of Net Interest Earnings
(dollars in thousands)

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	(Expense)	Rates	Balance	(Expense)	Rates
Interest Earning Assets
Federal funds sold and interest-
bearing deposits in banks	$158	$1	2.54%	$461	$3	2.62%
Securities available for sale:
Taxable (1)	87,482	1,176	5.39%	57,938	702	4.87%
Tax-exempt	5,450	49	3.61%	5,366	49	3.67%
Loans, net of allowance for loan losses(2)(3)(4)	952,035	15,329	6.46%	868,968	15,461	7.16%

Total interest earning assets	1,045,125	16,555	6.35%	932,733	16,215	6.99%

Non Earning Assets
Cash and due from banks	17,587			18,257
Premises and equipment	20,458			20,943
Goodwill & other intangibles	22,823			23,046
Interest receivable and other	14,148			9,572
Total non interest assets	75,016			71,818

Total assets	$1,120,141			$1,004,551

Interest-Bearing Liabilities
Money market and NOW accounts	$410,041	$(1,357)	-1.33%	$362,010	$(1,423)	-1.58%
Savings deposits	23,250	(89)	-1.54%	20,956	(44)	-0.84%
Time deposits - core (5)	70,325	(522)	-2.98%	41,322	(324)	-3.15%
Total interest-bearing core deposits	503,616	(1,968)	-1.57%	424,288	(1,791)	-1.70%

Time deposits - non-core	78,248	(339)	-1.74%	43,077	(393)	-3.67%
Federal funds purchased	23,229	(29)	-0.50%	36,948	(234)	-2.55%
FHLB & FRB borrowings	197,778	(705)	-1.43%	208,989	(1,514)	-2.91%
Trust preferred	8,248	(127)	-6.18%	8,248	(125)	-6.10%
Total interest-bearing alternative funding	307,503	(1,200)	-1.57%	297,262	(2,266)	-3.07%
Total interest-bearing liabilities	811,119	(3,168)	-1.57%	721,550	(4,057)	-2.26%

Noninterest-Bearing Liabilities
Demand deposits	177,579			169,850
Interest payable and other	3,156			3,637
Total noninterest liabilities	180,735			173,487
Total liabilities	991,854			895,037
Stockholders' equity	128,287			109,514
Total liabilities and stockholders' equity	$1,120,141			$1,004,551
Net Interest Income		$13,387			$12,158
Net Interest Income as a Percent of Earning Assets		5.14%			5.24%
(1) Federal Home Loan Bank stock is included in securities available for sale.
(2) Nonaccrual loans have been included in average balance totals.
(3) Interest income includes recognized loan origination fees of $341 and $539 for the three months ended
June 30, 2009 and 2008, respectively.
(4) Total includes loans held for sale.
(5) Core time deposits include all non-public time deposits, including non-public time deposits over $100.

Table I shows that earning asset yields for the second quarter 2009 declined by 64 basis points in second quarter 2009 from second quarter 2008 from 6.99% to 6.35%.  This decline in earning asset yields was primarily attributable to a 70 basis point decline in yields on average loans, which resulted from the rapid decline in market interest rates during late 2008 that lowered yields on the Bank’s variable rate loan portfolio.  However, the Bank was able to mitigate a portion of the decline in variable rate loan yields through the use of floors on much of this portfolio.  In addition, some of the decline in loan yields was offset by improvement in the yield of the Bank’s securities portfolio, which was up 52 basis points in second quarter 2009 over the same quarter last year.

Table I also shows the spread between the cost of interest-bearing alternative funding and total interest-bearing liabilities has narrowed significantly during the last year from 81 basis points in second quarter 2008 to exactly equal in the second quarter 2009.  Table I also shows the shift in the cost of interest-bearing core deposits compared to short-term alternative funding.  During the second quarter 2008, the cost of interest-bearing core deposits was 1.70% compared to a federal funds purchased rate of 2.55%, resulting in a positive spread of 85 basis points.  However, during second quarter 2009, this relationship has completely reversed with the average cost of core deposits at 1.57% compared to federal funds purchased rate of 0.50%, which is a negative spread of 107 basis points.  To the extent the Bank acquires core deposits at current rates to pay down short-term borrowings, the impact on the net interest margin will be negative.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the quarters ended June 30, 2009 and June 30, 2008:

Table II
Analysis of Changes in Interest Income and Interest Expense
(dollars in thousands)
	Three Months Ended June 30, 2009
	compared to June 30, 2008
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest
bearing deposits in banks	$(2)	$(0)	$(2)
Securities available-for-sale:
Taxable	361	113	474
Tax-exempt	1	(1)	-
Loans, net of allowance for loan losses	1,524	(1,656)	(132)

Total interest income	1,884	(1,544)	340

Interest paid on:
Money market and NOW accounts	193	(259)	(66)
Savings deposits	5	40	45
Time deposits - core	229	(31)	198
Total interest-bearing core deposits	427	(250)	177

Time deposits - non-core	323	(377)	(54)
Federal funds purchased	(86)	(119)	(205)
FHLB & FRB borrowings	(77)	(732)	(809)
Trust preferred	-	2	2
Total interest-bearing alternative funding	160	(1,226)	(1,066)

Total interest expense	587	(1,476)	(889)

Net interest income	$1,297	$(68)	$1,229

The rate/volume analysis for the quarter ended June 30, 2009 in Table II shows that interest income including loan fees increase by $340 over the same period last year.  Higher volumes of earning assets increased interest income by $1,884, while lower yields on earning assets, primarily loans, decreased interest income by $1,544.  The rate/volume analysis shows that interest expense for the quarter ended June 30, 2009 decreased by $889 from last year, as changes in mix and higher volumes caused interest expense to increase by $587, which was more than offset by a decrease in interest expense of $1,476 due to lower rates.  Most of the decline in interest expense was due to lower rates in the Bank’s alternative funding sources.

The following table presents the condensed balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates on interest-bearing liabilities for the six months ended June 30, 2009 compared to June 30, 2008:

Table III
Average Balance Analysis of Net Interest Earnings
(dollars in thousands)

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	(Expense)	Rates	Balance	(Expense)	Rates
Interest Earning Assets
Federal funds sold and interest-
bearing deposits in banks	$285	$2	1.42%	$580	$13	4.51%
Securities available for sale:
Taxable (1)	76,026	2,064	5.47%	58,527	1,448	4.98%
Tax-exempt	5,449	98	3.63%	5,377	98	3.67%
Loans, net of allowance for loan losses(2)(3)(4)	951,177	30,650	6.50%	848,733	31,162	7.38%

Total interest earning assets	1,032,937	32,814	6.41%	913,217	32,721	7.21%

Non Earning Assets
Cash and due from banks	17,359			18,258
Premises and equipment	20,566			20,941
Goodwill & other intangibles	22,851			23,074
Interest receivable and other	14,489			8,715
Total non interest assets	75,265			70,988

Total assets	$1,108,202			$984,205

Interest-Bearing Liabilities
Money market and NOW accounts	$406,128	$(2,663)	-1.32%	$373,996	$(3,501)	-1.88%
Savings deposits	21,884	(157)	-1.45%	20,929	(98)	-0.94%
Time deposits - core (5)	63,170	(962)	-3.07%	40,216	(716)	-3.58%
Total interest-bearing core deposits	491,182	(3,782)	-1.55%	435,141	(4,315)	-1.99%

Time deposits - non-core	84,760	(817)	-1.94%	40,664	(833)	-4.12%
Federal funds purchased	22,886	(53)	-0.47%	31,886	(464)	-2.93%
FHLB & FRB borrowings	198,493	(1,372)	-1.39%	185,634	(3,089)	-3.35%
Trust preferred	8,248	(252)	-6.16%	8,248	(246)	-6.00%
Total interest-bearing alternative funding	314,387	(2,494)	-1.60%	266,432	(4,632)	-3.50%
Total interest-bearing liabilities	805,569	(6,276)	-1.57%	701,573	(8,947)	-2.56%

Noninterest-Bearing Liabilities
Demand deposits	171,482			168,571
Interest payable and other	3,896			4,091
Total noninterest liabilities	175,378			172,662
Total liabilities	980,947			874,235
Stockholders' equity	127,255			109,970
Total liabilities and stockholders' equity	$1,108,202			$984,205
Net Interest Income		$26,538			$23,774
Net Interest Income as a Percent of Earning Assets		5.18%			5.24%
(1) Federal Home Loan Bank stock is included in securities available for sale.
(2) Nonaccrual loans have been included in average balance totals.
(3) Interest income includes recognized loan origination fees of $716 and $973 for the six months ended
June 30, 2009 and 2008, respectively.
(4) Total includes loans held for sale.
(5) Core time deposits include all non-public time deposits, including non-public time deposits over $100.

Table III shows that earning asset yields declined by 80 basis points through June 30, 2009 from June 30, 2008 from 7.21% to 6.41%.  The decline in earning asset yields was attributable to an 88 basis point drop in average loan yields, which resulted primarily from the rapid decline in short-term market interest rates during the second half of 2008, including the Bank’s prime-lending rate.  However, some of this decline was offset by improvement in the yield on the Bank’s securities portfolio, which was up 48 basis points in the first six months of 2009 when compared to the same period in 2008.

Table III also shows that rates paid on interest-bearing alternative funding have moved down faster than yields on earning assets as evidenced by the 190 basis point decline.  Overall, the cost of interest-bearing liabilities through June 30, 2009, which includes core deposits and alternative funding, has fallen 99 basis points from the same period in 2008.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the six months ended June 30, 2009 and June 30, 2008:

Table IV
Analysis of Changes in Interest Income and Interest Expense
(dollars in thousands)
	Six Months Ended June 30, 2009
	compared to June 30, 2008
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest
bearing deposits in banks	$(7)	$(4)	$(11)
Securities available-for-sale:
Taxable	428	188	616
Tax-exempt	1	(1)	-
Loans, net of allowance for loan losses	3,665	(4,177)	(512)

Total interest income	4,087	(3,994)	93

Interest paid on:
Money market and NOW accounts	290	(1,128)	(838)
Savings deposits	4	55	59
Time deposits - core	406	(160)	246
Total interest-bearing core deposits	700	(1,233)	(533)

Time deposits - non-core	898	(914)	(16)
Federal funds purchased	(132)	(279)	(411)
FHLB & FRB borrowings	205	(1,922)	(1,717)
Trust preferred	-	6	6
Total interest-bearing alternative funding	971	(3,109)	(2,138)

Total interest expense	1,671	(4,342)	(2,671)

Net interest income	$2,416	$348	$2,764

The year-to-date June 30, 2009 rate/volume analysis in Table IV above shows that interest income including loan fees increase by $93 over the same period last year.  Higher volumes of earning assets increased interest income by $4,087, while lower yields on earnings assets, primarily loans, decreased interest income by $3,994.  The rate/volume analysis shows that interest expense through June 30, 2009 decreased by $2,671 from the same period last year, as changes in mix and higher volumes caused interest expense to increase by $1,671, which was more than offset by a decrease in interest expense of $4,342, due to lower rates.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the periods of 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Balance at beginning of period	$11,198	$9,145	$10,980	$8,675
Provision charged to income	19,200	925	20,700	1,500
Loans charged against allowance	(11,730)	(293)	(13,050)	(413)
Recoveries credited to allowance	12	119	50	134
Net charge offs	(11,718)	(174)	(13,000)	(279)
Balance at end of period	$18,680	$9,896	$18,680	$9,896

The year-to-date June 30, 2009 provision for loan losses was $20,700, compared to $1,500 for the same period last year.  The increase in the provision for loan losses was primarily attributable to increased nonperforming loans and net loan charge offs.  The increased provision for loan losses was related primarily to the residential and commercial construction portfolios and specifically associated with three credits: two lot development projects in the Seattle and Portland markets and a recently completed office building also in Seattle.

Year-to-date June 30, 2009 net charge-offs were $13,000 or 2.72% of average loans, when annualized, compared to net charge-offs of $279 or 0.07% when annualized reported for the same period in 2008.  On a linked-quarter basis, net charge offs during the second quarter 2009 were up $10,436 over net charge offs of $1,282 reported for the first quarter 2009.

The allowance for loan losses at June 30, 2009 was 1.94% of the period end loans, excluding loans held for sale, compared to 1.15% and 1.10% at December 31, 2008 and June 30, 2008, respectively.  At June 30, 2009, the unallocated portion of the allowance for loan losses was 7.1% and at the high end of the approved range.  The allowance at June 30, 2009 includes $4,790 in specific allowance (included in the ending allowance above) for impaired loans, which total $29,564, net of government guarantees.  At December 31, 2008, the Company had $6,132 of impaired loans, a portion of which were still accruing interest, with a specific allowance of $887 assigned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more, and other real estate owned for the periods covered in this report:

	June 30, 2009	December 31, 2008	June 30, 2008
Nonaccrual loans
Real estate secured loans:
Permanent Loans:
Multifamily residential	$-	$-	$-
Residential 1-4 family	2,421	100	2,903
Owner-occupied commercial	1,559	-	-
Non-owner-occupied commercial	-	-	-
Total permanent real estate loans	3,980	100	2,903
Construction Loans:
Multifamily residential	-	-	-
Residential 1-4 family	3,665	2,032	-
Commercial real estate	8,478	-	-
Commercial bare land, acquisition & development	9,640	1,660	1,660
Residential bare land, acquisition & development	-	-	-
Other	-	-	-
Total construction real estate loans	21,783	3,692	1,660
Total real estate loans	25,763	3,792	4,563
Commercial loans	4,061	345	593
Consumer loans	15	-	-
Other loans	-	-	-
Total nonaccrual loans	29,839	4,137	5,156

90 days past due and accruing interest	-	-	-
Total nonperforming loans	29,839	4,137	5,156

Nonperforming loans guaranteed by government	(275)	(239)	(546)
Net nonperforming loans	29,564	3,898	4,610

Foreclosed assets	2,659	3,806	3,030
Total nonperforming assets, net of guaranteed loans	$32,223	$7,704	$7,640

Non performing assets as a percentage of total assets	2.85%	0.71%	0.74%
Net non performing loans as a percentage of gross loans	3.07%	0.41%	0.51%
Allowance for loan losses as a percentage of
net non-performing loans	63.18%	281.68%	214.66%

The following table shows a summary of other real estate owned activity for the periods covered in this report:

	Six months ended
	June 30, 2009	# of Properties	June 30, 2008	# of Properties

Balance, January 1	$3,806	24	$423	3
Additions to OREO	1,106	9	3,094	17
Dispositions of OREO	(1,817)	(10)	(487)	(3)
Valuation adjustments during the period	(436)	-	-	-
Balance, June 30	$2,659	23	$3,030	17

Noninterest Income

Noninterest income was $2,217 through June 30, 2009, up $37 or 2% over the same period last year.  The Company experienced an increase in its service charges on deposit accounts of $176 or 22.1%, which was primarily due to higher hard dollar fee income on analyzed business accounts due to the low earnings credit.  The Company also reported an increase in mortgage banking revenues, which were up $49 or 22.4% over last year as lower rates on home mortgage loans accelerated refinancing of existing home loans.  However, a portion of the increase in these categories was offset by declines in bankcard processing fees and the other income category.  Year-to-date 2009 bankcard processing fees were down $32 or 11.5% from year-to-date 2008 as sales transaction volumes fell due to current economic conditions.  The other income category was down $88 or 42.1% primarily due to a one-time gain of $71 booked in 2008 on the disposal of equipment.

On a linked quarter basis, noninterest income in second quarter 2009 of $1,196 was up $175 from first quarter 2009 noninterest income of $1,021.  The linked-quarter increase can be primarily attributable to the increase in merchant bankcard fees and business credit card interchange, which were up $52 and mortgage banking income, up $85 during the current quarter when compared to the prior quarter.

Noninterest Expense

Noninterest expense through June 30, 2009 was $16,696, an increase of $2,066 or 14.1% over the same period in 2008.  The growth in noninterest expense was primarily due to the increase in FDIC insurance assessment expense resulting in a $959 or 371.7% increase along with an increase of $535 or 1783.3% in other real estate expenses.  FDIC assessment costs increased as a result of a new premium structure effective first quarter 2009 along with a special assessment adopted by the FDIC in May 2009 to be paid in the third quarter 2009 based on June 30, 2009 asset levels, less tangible equity.  In accordance with GAAP accounting, the Company accrued $510 for this expense in the second quarter 2009, when the assessment calculation was finalized by the FDIC.  The higher year-to-date 2009 other real estate expense was attributable to write downs on foreclosed properties as real estate values continued to decline.

On a linked-quarter basis, second quarter 2009 noninterest expense was up $596 from first quarter 2009 of $8,050.  The linked-quarter increase was primarily due to increased FDIC assessments up $683 or 255.8% in second quarter 2009 when compared to first quarter 2009 and increased other real estate expense of $393 or 457.0%.  These amounts were partially offset by a $644 or 13.2% decrease in personnel expense primarily attributable to the Company’s reversal of prior period accruals for bonus expense and 401k contributions, both of which are performance based calculations.

BALANCE SHEET

Loans

At June 30, 2009, outstanding loans net of deferred loan fees and excluding loans held for sale were $962,221, up 7.2% over outstanding loans at June 30, 2008, but up only 0.6% over December 31, 2008 as loan demand weakened during the first six months of 2009.  Both the Eugene and Portland markets had growth in outstanding loans year-to-date 2009 over December 31, 2008, which was partially offset by contraction in the Seattle market loan portfolio.  A summary of outstanding loans by market at June 30, 2009, December 31, 2008 and June 30, 2008 follows:

	Balance	Balance	Balance
	June 30, 2009	December 31, 2008	June 30, 2008

Eugene Market	$246,319	$237,604	$224,276

Portland Market	439,963	432,961	412,566

Seattle Market	275,939	285,792	260,624

Total	$962,221	$956,357	$897,466

Securities

At June 30, 2009, the Bank had $85,653 in securities classified as available-for-sale.  At June 30, 2009, $44,038 of these securities were pledged as collateral for FHLB of Seattle borrowings, public deposits in Oregon and Washington, and to the Federal Reserve Bank of San Francisco to support balances in its Treasury, Tax and Loan deposit account.  At June 30, 2009, market losses on individual securities were deemed to be temporary in nature.

Goodwill and Intangible Assets

At June 30, 2009, the Company had a recorded balance of $22,031 in goodwill from the November 30, 2005 acquisition of Northwest Business Financial Corporation (“NWBF”).  In addition, at June 30, 2009 the Company had $761 of core deposit intangible assets resulting from the acquisition of NWBF.  The core deposit intangible was determined to have an expected life of approximately seven years and is being amortized over that period using the straight-line method and has approximately four years remaining on the amortization schedule.  In accordance with Financial Accounting Standard (“FAS”) 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment.  Management performs an impairment analysis of the intangible assets with indefinite lives at least annually.  The last impairment test was performed at December 31, 2008.  At June 30, 2009, an interim analysis was performed and no impairment was indicated by the analysis.

Deposits

Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and non-public local time deposits, including non-public local time deposits in excess of $100, were $705,903 and represented 88.8% of total deposits at June 30, 2009.  During the first half of 2009, the Company experienced strong growth in its core deposit base as outstanding core deposits at June 30, 2009 were up $90,071 over December 31, 2008.  This growth was attributable to gains in both new client relationships and the deepening of existing client relationships primarily in the Eugene and Portland markets.  A summary of outstanding core deposits and average core deposits by market and other deposits classified as alternative funding at June 30, 2009, December 31, 2008, and June 30, 2008 follows:

Period-End Core Deposits	Balance	Balance	Balance
	June 30, 2009	December 31, 2008	June 30, 2008

Eugene Market core deposits	$449,421	$406,098	$406,300

Portland Market core deposits	150,141	110,287	111,817

Seattle Market core deposits	106,341	99,447	88,121

Total core deposits	705,903	615,832	606,238

Other deposits	88,851	106,605	68,677

Total	$794,754	$722,437	$674,915

Average Core Deposits	Quarters Ended			Six Months Ended
	June 30, 2009	December 31, 2008	June 30, 2008	June 30, 2009	June 30, 2008

Eugene Market core deposits	$442,610	$402,125	$396,129	$434,136	$402,976

Portland Market core deposits	138,424	115,234	110,893	126,136	111,288

Seattle Market core deposits	100,161	101,516	87,118	102,392	89,448

Total core deposits	681,195	618,875	594,140	662,664	603,712

Other deposits	78,248	72,052	43,077	84,760	40,664

Total	$759,443	$690,927	$637,217	$747,424	$644,376

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures at June 30, 2009, which were issued in conjunction with the acquisition of NWB Financial Corporation.  At June 30, 2009, the entire $8,248 in junior subordinated debentures had an interest rate of 6.265% that is fixed through November 2010 and qualified as Tier 1 capital for regulatory capital purposes.  Additional information regarding the terms of the junior subordinated debentures, including maturity/repricing dates and interest rate, is included in Note 12 of the Notes to Consolidated Financial Statements in the Company’s 2008 Form 10-K.

Capital Resources

Capital is the stockholders’ investment in the Company.  Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

On January 7, 2009, the Company successfully closed a private equity placement raising $9,659 in capital through the issuance of 750 shares of common stock.  Detailed changes in the Company’s number of shares outstanding and capital can be found in this report on page 7 in the Consolidated Statement of Changes in Stockholders’ Equity.

During December 2008, the Company was granted preliminary approval under the Troubled Asset Relief Program by the Treasury to receive $30,000 of additional capital in the form of preferred stock.  During the first quarter 2009, the Company announced it had determined not to participate in this program.

Banking regulations require the Company to maintain minimum levels of capital.  The Company manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating).  A “well capitalized” rating from the FDIC requires that the Company maintain risk-based capital levels of 10% of total risk-based assets.  At June 30, 2009, the Company’s total capital to risk weighted assets was 11.71% compared to 11.11% and 10.69% at December 31, 2008 and June 30, 2008, respectively.  Details on the Company’s capital ratio can be found in this report in Footnote 7 to the financial statements.

The Company’s Board of Directors reviews its dividend considerations on a quarterly basis so that cash dividends, when and if declared by the Company, would typically be paid in mid-March, June, September, and December of each year.  During the six months ended June 30, 2009, the Company declared quarterly dividends of $0.10 per share paid on March 13, 2009 and June 15, 2009 to shareholders of record on March 3, 2009 and June 5, 2009, respectively.  Recent guidance from the Federal Reserve may have the effect of limiting the Company’s ability to pay dividends to the extent that the Company’s trailing earnings do not support payment of dividends.  There can be no assurance that the Company will be able to continue paying quarterly dividends commensurate with recent levels, if at all.

The Company expects that earnings retention and existing capital will be sufficient to fund organic asset growth, while maintaining a well capitalized designation from the FDIC.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit.  The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products.  In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract.  Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  At June 30, 2009, the Bank had $137,695 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The credit risk involved is essentially the same as that involved in extending loan facilities to customers.  At June 30, 2009, the Bank had $3,210 in letters of credit and financial guarantees written.

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

Core deposits represented 88.8% of total deposits at June 30, 2009 and 90.0% at June 30, 2008.  During second quarter 2009, outstanding core deposits increased by $38,421 over March 31, 2009 outstanding core deposits.  The growth in core deposits during the second quarter 2009 funded all asset growth and permitted the Company to reduce its use of alternative funding.  This in turn improved the overall liquidity position of the Company.  Historically, the Bank experiences accelerated growth in its core deposit base during the third quarter.  If the typical seasonal growth occurs during third quarter 2009, the Company expects its liquidity position to continue to improve as loan growth is expected to be slow due to current economic conditions.

Borrowing lines have been established at various correspondent banks, the Federal Home Loan Bank of Seattle and with the Federal Reserve Bank of San Francisco.  At June 30, 2009, the Bank had secured and unsecured borrowing lines totaling approximately $565,377 consisting of secured borrowing lines of $337,494 with the Federal Home Loan Bank of Seattle and $109,883 with the Federal Reserve Bank of San Francisco.  In addition, the established unsecured borrowing lines with various correspondent banks total $118,000.  The Federal Home Loan Bank borrowing line is limited to the amount of collateral pledged.  At June 30, 2009, the Bank had collateral pledged to the FHLB in the form of commercial real estate loans and securities that had a discounted collateral value of approximately $242,234 for this line.  The $109,883 borrowing line with the Federal Reserve Bank of San Francisco is secured through the pledging of commercial loans under the Bank’s Borrower-In-Custody program.  At June 30, 2009, the Bank had $118,500 in borrowings outstanding from the FHLB of Seattle and $59,615 outstanding from the Federal Reserve Bank of San Francisco.  In addition, the Bank had $25,000 outstanding on its unsecured overnight correspondent bank lines.  The Bank’s portfolio also contains approximately $41,615 in unpledged securities and $32,731 in guaranteed government loans, which can be sold on the secondary market.

As a result of a bank failure in Washington that resulted in a first quarter 2009 assessment of $9 for uninsured public deposits, the Bank completely exited the State of Oregon and State of Washington CD programs during second quarter 2009.  These programs provided the Bank with a short-term funding option with maturities from one to six months totaling approximately $33,000 at December 31, 2008.  The Bank will continue to have potential liability for uninsured public deposits in both states for a period of one year following its exit from the programs; however, that potential liability will decline each quarter.  Despite exiting the state CD programs, the Bank continues to have multiple alternative funding sources and access to liquidity.

Item 3.  Quantitative and Qualitative Disclosures on Market Risk

There has been no material change in the Bank’s exposure to market risk.  Readers are referred to the Company’s Form 10-K and the Annual Report to Shareholders for the year ended December 31, 2008, for specific discussion.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of June 30, 2009, the date of this quarterly report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors during the first six months of 2009 that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses in our internal controls, therefore no corrective actions were taken.

PART II.  Other Information

Item 1A.  Risk Factors

The following is a discussion of the most significant risks and uncertainties that may affect our business, financial condition and future results.

We cannot accurately predict the effect of the current economic downturn on our future results of operations or market price of our stock.

The national economy and the financial services sector in particular, are currently facing challenges of a scope unprecedented in recent history.  We cannot accurately predict the severity or duration of the current economic downturn, which has adversely impacted the markets we serve.  Any further deterioration in the economies of the nation as a whole or in our markets would have an adverse effect,  which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline.

The current economic downturn in the market areas we serve may continue to adversely impact our earnings and could increase our credit risk associated with our loan portfolio.

Substantially all of our loans are to businesses and individuals in Washington and Oregon, and a continuing decline in the economies of these market areas could have a material adverse effect on our business, financial condition, and results of operations.  A series of large Puget Sound-based businesses, including Microsoft, Starbucks, and Boeing, have announced or began to implement substantial employee layoffs and scaled back plans for future growth.  Additionally, the acquisition of Washington Mutual by JPMorgan Chase & Co. has also resulted in substantial employee layoffs, and has resulted in a substantial increase in office space availability in downtown Seattle.  Oregon has also seen a similar pattern of large layoffs in major metropolitan areas, a continued decline in housing prices, and a significant increase in the state’s unemployment rate.  A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have an adverse impact, which may be material, on our business, financial condition, and results of operations:

•	economic conditions may worsen, increasing the likelihood of credit defaults by borrowers;

•	loan collateral values, especially as they relate to commercial and residential real estate, may decline further, thereby increasing the severity of loss in the event of loan defaults;

•	demand for banking products and services may decline, including services for low cost and non-interest-bearing deposits; and

•	changes and volatility in interest rates may negatively impact the yields on earning assets and the cost of interest-bearing liabilities.

Our allowance for loan losses may not be adequate to cover actual loan losses, which could adversely affect our earnings.

We maintain an allowance for loan losses in an amount that we believe is adequate to provide for losses inherent in the portfolio.  While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, at any time there are loans included in the portfolio that may result in losses, but that have not yet been identified as potential problem loans.  Through established credit practices, we attempt to identify deteriorating loans and adjust the loan loss reserve accordingly.  However, because future events are uncertain, there may be loans that deteriorate in an accelerated time frame.  As a result, future additions to the allowance may be necessary.  Because the loan portfolio contains a number of commercial real estate loans with relatively large balances, a deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses.  Future additions to the allowance may also be required based on changes in the financial condition of borrowers, such as have resulted due to the current, and potentially worsening, economic conditions or as a result of incorrect assumptions by management in determining the allowance for loan losses.  Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses.  These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours.  Any increase in the allowance for loan losses would have a negative effect, which may be material, on our financial condition and results of operations.

Concentration in real estate loans and the deterioration in the real estate markets we serve could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations.

The economic downturn is now significantly impacting our market area.  We have a high degree of concentration in loans secured by real estate (see Note 4 in the Notes to Consolidated Financial Statements).  Further deterioration in the local economies we serve could have a material, adverse affect on our business, financial condition and results of operations due to a weakening of our borrowers’ ability to repay these loans and a decline in the value of the collateral securing them.  Our ability to sell or dispose of the underlying real estate collateral is adversely impacted by declining real estate values, which increases the likelihood we will suffer losses on defaulted loans secured by real estate.  This increased likelihood of loss in the event of default would adversely affect our financial condition and results of operations, perhaps materially.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2008 and June 30, 2009, our nonperforming loans (which includes non-accrual loans) were 0.41% and 3.07% of the loan portfolio, respectively.  At December 31, 2008 and June 30, 2009, our nonperforming assets (which includes foreclosed real estate) were 0.71% and 2.85% of total assets, respectively.  Nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we may expect to continue to incur losses relating to an increase in non-performing assets. We generally do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss.  An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition.  In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.  There can be no assurance that we will not experience future increases in nonperforming assets.

Tightening of credit markets and liquidity risk could adversely affect our business, financial condition and results of operations.

A tightening of the credit markets or any inability to obtain adequate funds for continued loan growth at an acceptable cost could negatively affect our asset growth and liquidity position and, therefore, our earnings capability.  In addition to core deposit growth, maturity of investment securities and loan payments, the Company also relies on alternative funding sources including unsecured borrowing lines with correspondent banks, secured borrowing lines with the Federal Home Loan Bank of Seattle and the Federal Reserve Bank of San Francisco, public time certificates of deposits and out of area and brokered time certificates of deposit.  Our ability to access these sources could be impaired by deterioration in our financial condition as well as factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations for the financial services industry or serious dislocation in the general credit markets.  In the event such disruption should occur, our ability to access these sources could be negatively affected, both as to price and availability, which would limit, or potentially raise the cost of, the funds available to the Company.

The FDIC has increased insurance premiums to rebuild and maintain the federal deposit insurance fund.

The FDIC recently adopted a final rule revising its risk-based assessment system, effective April 1, 2009.  The changes to the assessment system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits.  The revisions effectively result in a range of possible assessments under the risk-based system of 7 to 77.5 basis points.  The potential increase in FDIC insurance premiums will add to our cost of operations and could have a significant impact on the Company.  Depending on any future losses that the FDIC insurance fund may suffer due to failed institutions, there can be no assurance that there will not be additional significant premium increases in order to replenish the fund.

The FDIC has imposed a special Deposit Insurance assessment of 5 basis points on all insured institutions.  This emergency assessment will be calculated based on the insured institution’s assets at June 30, 2009, and collected on September 30, 2009.  Based on our June 30, 2009 assets subject to the FDIC assessment, the Company accrued approximately $510 for the special assessment.  The FDIC has announced that an additional special assessment in 2009 of up to 5 basis points is probable.

We may not be able to continue paying dividends on our common stock at recent levels.

The Company’s ability to pay dividends on its common stock depends on a variety of factors.  Recent guidance from the Federal Reserve may have the effect of limiting the Company’s ability to pay dividends to the extent that the Company’s earnings do not support the payment of dividends.  There can be no assurance that the Company will be able to continue paying quarterly dividends commensurate with recent levels, if at all.

We may be required, in the future, to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Our securities portfolio contains whole loan private mortgage-backed securities and currently includes securities with unrecognized losses.  We may continue to observe declines in the fair market value of these securities.  We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles, and as of June 30, 2009, we did not recognize any securities as other than temporarily impaired.  There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize an impairment charge with respect to these and other holdings.

In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB.  At June 30, 2009 we had stock in the FHLB of Seattle totaling $10,651.  The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  The FHLB has discontinued the repurchase of their stock and discontinued the distribution of dividends.  However, the FHLB recently reported that it is in compliance with its regulatory capital requirements.  Accordingly, as of June 30, 2009, we did not recognize an impairment charge related to our FHLB stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our earnings and capital.

At June 30, 2009, we had approximately $22,031 of goodwill on our balance sheet.  In accordance with generally accepted accounting principles, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists.  Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions.  There can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material.

We may pursue additional capital in the future, which could dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.

In the current economic environment, we believe it is prudent to consider alternatives for raising capital when opportunities to raise capital at attractive prices present themselves, in order to further strengthen our capital and better position ourselves to take advantage of opportunities that may arise in the future.  Such alternatives may include issuance and sale of preferred stock, trust preferred securities, or borrowings by the Company, with proceeds contributed to the Bank.  Any such capital raising alternatives could dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.

Our ability to access markets for funding and acquire and retain customers could be adversely affected by the deterioration of other financial institutions or if the financial service industry’s reputation is damaged further.

The financial services industry continues to be featured in negative headlines about the global and national credit crisis and the resulting stabilization legislation enacted by the U.S. federal government.  These reports can be damaging to the industry’s image and potentially erode consumer confidence in insured financial institutions, such as our banking subsidiary.  In addition, our ability to engage in routine funding and other transactions could be adversely affected by the actions and financial condition of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, correspondent, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry in general, could lead to market-wide liquidity problems, losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience material changes in the level of deposits as a direct or indirect result of other banks’ difficulties or failure, which could affect the amount of capital we need.

Recent levels of market volatility were unprecedented and we cannot predict whether they will return.

The capital and credit markets have been experiencing volatility and disruption for almost two years.  In recent months, the volatility and disruption has reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuer’s underlying financial strength.  If recent levels of market disruption and volatility return, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

We operate in a highly regulated environment and we cannot predict the effect of recent and pending federal legislation.

We are subject to extensive regulation, supervision and examination by federal and state banking authorities.  Any change in applicable regulations or federal, state or local legislation could have a substantial impact on us and our operations.  Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations.  In that regard, proposals for legislation restructuring the regulation of the financial services industry are currently under consideration.  Adoption of such proposals could, among other things, increase the overall costs of regulatory compliance.  Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties.  Recently, these powers have been utilized more frequently due to the serious national, regional and local economic conditions we are facing.  The exercise of regulatory authority may have a negative impact on our financial condition and results of operations.

On October 3, 2008, Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides the United States Treasury Department (“Treasury”) with broad authority to implement action intended to help restore stability and liquidity to the US financial markets.  The EESA also increased the amount of deposit account insurance coverage from $100to $250 effective until December 31, 2009, which was recently extended to December 31, 2013 under the Helping Families Save Their Homes Act of 2009.

In early 2009, the Treasury also announced the Financial Stability Plan which, among other things, provides a new capital program called the Capital Assistance Program, which establishes a public-private investment fund for the purchase of troubled assets, and expands the Term Asset-Backed Securities Loan Facility.  The full effect of this broad legislation on the national economy and financial institutions, particularly on mid-sized institutions like the Company, cannot now be predicted.  In addition, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law on February 17, 2009, and includes, among other things, extensive new restrictions on the compensation and governance arrangements of financial institutions participating in the Treasury’s Troubled Asset Relief Program.  The SEC recently has proposed expanding some of the reforms in ARRA to apply to all public companies.

Numerous actions have been taken by the Federal Reserve, the U.S. Congress, the Treasury, the FDIC, the SEC and others to address the liquidity and credit crisis.  In addition, the Secretary of the Treasury proposed fundamental changes to the regulation of financial institutions, markets and products on June 17, 2009.

We cannot predict the actual effects of EESA, the ARRA, the proposed regulatory reform measures and various governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets, on the Company and on Pacific Continental Bank. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock.

Fluctuating interest rates could adversely affect our profitability.

Our profitability is dependent to a large extent upon our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities.  Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities.  Accordingly, fluctuations in interest rates could adversely affect our net interest margin, and, in turn, our profitability.  We manage our interest rate risk within established guidelines and generally seek an asset and liability structure that insulates net interest income from large deviations attributable to changes in market rates.

Future acquisitions and expansion activities may disrupt our business and adversely affect our operating results.

We regularly evaluate potential acquisitions and expansion opportunities. To the extent that we grow through acquisitions, we cannot ensure that we will be able to adequately or profitably manage this growth. Acquiring other banks, branches or other assets, as well as other expansion activities, involve various risks including the risks of incorrectly assessing the credit quality of acquired assets, encountering greater than expected costs of incorporating acquired banks or branches into our company, and being unable to profitably deploy funds acquired in an acquisition.

Item 4.  Submissions of Matters to a Vote of Security Holders

(a)	Pacific Continental Corporation’s Annual Shareholders’ Meeting was held on April 20, 2009

(b)	Not Applicable

(c)	A brief description of the matters voted upon at the Annual Meeting and number of votes cast for or withheld, including a separate tabulation with respect to each matter is presented below:

1)	Election of (11) eleven Directors for a one-year term expiring in 2010.

Directors:

Robert A. Ballin
Votes Cast For:	7,626,350
Votes Withheld:	18,455

Hal M. Brown
Votes Cast For:	7,627,010
Votes Withheld:	17,795

Cathi Hatch
Votes Cast For:	7,597,547
Votes Withheld:	47,258

Michael E. Heijer
Votes Cast For:	7,599,229
Votes Withheld:	45,576

Michael S. Holcomb
Votes Cast For:	7,599,339
Votes Withheld:	45,456

Michael D. Holzgang
Votes Cast For:	7,599,229
Votes Withheld:	45,576

Donald L. Krahmer, Jr.
Votes Cast For:	7,564,704
Votes Withheld:	80,101

Donald G. Montgomery
Votes Cast For:	7,372,828
Votes Withheld:	271,977

John H. Rickman
Votes Cast For:	7,626,460
Votes Withheld:	18,345

R. Jay Tejera
Votes Cast For:	7,599,559
Votes Withheld:	45,246

2)	Amend the 2006 Stock Option and Equity Compensation Plan to increase the number of authorized shares by an additional 500,000 shares.

Votes Cast For:	6,227,947
Votes Cast Against:	529,310
Votes Withheld:	67,492

Item 5.  Other Information

As reported in Item 4 above, on April 20, 2009, the Company’s shareholders approved an amendment to the 2006 Stock Option and Equity Compensation Plan to increase the number of shares authorized for issuance pursuant to awards under the plan by 500 thousand shares.

Item 6.  Exhibits

(a)	Exhibits

10.1           Amendment to Executive Employment Agreement for Roger Busse (1)
10.2           Amendment to Executive Employment Agreement for Hal Brown (1)
10.3           Amended 2006 Stock Option and Equity Compensation Plan
10.4           Director Fee Schedule, Effective May 1, 2009
31.1           302 Certification, Hal Brown, President and Chief Executive Officer
31.2           302 Certification, Michael A. Reynolds, Executive Vice President and
  Chief Financial Officer
32              Certifications Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 21, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                PACIFIC CONTINENTAL CORPORATION
                (Registrant)

Dated August 5, 2009	/s/ Hal Brown
Hal Brown
Chief Executive Officer

Dated August 5, 2009	/s/ Michael A. Reynolds
Michael A. Reynolds
Executive Vice President and Chief Financial Officer