Form 10-Q
period 2009-09-30
PACIFIC CONTINENTAL CORP
filed 2009-11-04
CIK 1084717

As Filed with the Securities & Exchange Commission on November 4, 2009.

SECURITIES & EXCHANGE COMMISSION

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock outstanding as of October 30, 2009:                                                                                       18,392,781

PACIFIC CONTINENTAL CORPORATION

FORM 10-Q

QUARTERLY REPORT

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in $ 000’s, Except for Per Share Data

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest and dividend income
Loans	$15,658	$16,019	$46,308	$47,181
Securities	1,322	647	3,484	2,070
Dividends on Federal Home Loan Bank stock	—	9	—	132
Federal funds sold & interest-bearing deposits with banks	2	5	4	18

	16,982	16,680	49,796	49,401

Interest expense
Deposits	2,481	2,696	7,080	7,844
Federal Home Loan Bank & Federal Reserve borrowings	633	1,463	2,005	4,552
Junior subordinated debentures	128	127	380	373
Federal funds purchased	23	91	76	555

	3,265	4,377	9,541	13,324

Net interest income	13,717	12,303	40,255	36,077

Provision for loan losses	8,300	1,050	29,000	2,550

Net interest income after provision for loan losses	5,417	11,253	11,255	33,527

Noninterest income
Service charges on deposit accounts	472	421	1,414	1,217
Other fee income, principally bankcard	461	470	1,310	1,378
Loan servicing fees	17	20	54	68
Mortgage banking income	98	72	366	291
Other noninterest income	61	64	182	273

	1,109	1,047	3,326	3,227

Noninterest expense
Salaries and employee benefits	3,810	4,670	12,908	13,705
Premises and equipment	1,030	995	3,118	2,967
Bankcard processing	135	143	381	421
Business development	333	315	1,247	966
FDIC insurance assessment	291	130	1,508	388
Other real estate expense	32	2	597	32
Other noninterest expense	1,383	1,242	3,951	3,648

	7,014	7,497	23,710	22,127

Income (loss) before provision (benefit) for income taxes	(488)	4,803	(9,129)	14,627
Provision (benefit) for income taxes	(767)	1,783	(4,226)	5,521

Net income (loss)	$279	$3,020	$(4,903)	$9,106

Earnings (loss) per share
Basic	$0.02	$0.25	$(0.38)	$0.76

Diluted	$0.02	$0.25	$(0.38)	$0.76

Weighted average shares outstanding
Basic	12,873	11,978	12,852	11,960
Common stock equivalents attributable to stock-based awards	36	55	—	60

Diluted	12,909	12,033	12,852	12,020

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Amounts in $ 000’s

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$279	$3,020	$(4,903)	$9,106

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period	1,731	(532)	2,615	(1,330)
Income tax benefit (expense)	(663)	204	(982)	510

Net unrealized gains (losses) on securities available for sale	1,068	(328)	1,633	(820)

Comprehensive income (loss)	$1,347	$2,692	$(3,270)	$8,286

See accompanying notes.

CONSOLIDATED BALANCE SHEETS

Amounts in $ 000’s

(Unaudited)

	September 30, 2009	December 31, 2008	September 30, 2008
ASSETS
Cash and due from banks	$17,624	$20,172	$21,510
Federal funds sold	—	69	—
Interest-bearing deposits with banks	266	214	290

Total cash and cash equivalents	17,890	20,455	21,800

Securities available-for-sale	115,585	54,933	49,848
Loans held for sale	453	410	447
Loans, less allowance for loan losses and net deferred fees	940,754	945,377	913,430
Interest receivable	4,110	4,021	4,096
Federal Home Loan Bank stock	10,652	10,652	9,198
Property, plant and equipment, net of accumulated depreciation	20,132	20,763	21,000
Goodwill and other intangible assets	22,737	22,904	22,960
Deferred tax asset	6,301	4,849	3,231
Taxes receivable	4,707	—	—
Other real estate owned	4,247	3,806	3,186
Other assets	2,940	2,673	2,688

Total assets	$1,150,508	$1,090,843	$1,051,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$196,320	$178,957	$178,632
Savings and interest-bearing checking	461,723	392,935	413,688
Time $100,000 and over	71,526	67,095	61,850
Other time	96,951	83,450	57,470

Total deposits	826,520	722,437	711,640

Federal funds purchased	10,000	24,000	38,460
Federal Home Loan Bank & Federal Reserve Bank borrowings	181,000	214,500	176,000
Junior subordinated debentures	8,248	8,248	8,248
Accrued interest and other payables	4,430	5,493	4,338

Total liabilities	1,030,198	974,678	938,686

Shareholders’ equity
Common stock, 25,000 shares authorized, issued & outstanding: 12,873 at September 30, 2009, 12,080 at December 31, 2008, and 11,994 at September 30, 2008	90,522	80,019	78,900
Retained earnings	29,773	37,764	35,140
Accumulated other comprehensive income (loss)	15	(1,618)	(842)

	120,310	116,165	113,198

Total liabilities and shareholders’ equity	$1,150,508	$1,090,843	$1,051,884

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in $ 000’s

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(4,903)	$9,106
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization, net of accretion	790	1,046
Provision for loan losses	29,000	2,550
Gain on sale of foreclosed assets	(8)	—
Valuation adjustment on foreclosed assets	436	371
Gain on sale of investment securities	—	(4)
Deferred income taxes	(1,303)	274
Share-based compensation	407	461
Change in:
Interest receivable	(89)	(444)
Deferred loan fees	(200)	(326)
Production of mortgage loans held-for-sale	(15,664)	(11,432)
Proceeds from the sale of mortgage loans held-for-sale	15,621	10,985
Accrued interest payable and other liabilities	(1,402)	55
Income taxes payable/receivable	(6,766)	(663)
Other assets	(731)	1,101

Net cash provided by operating activities	15,188	13,080

Cash flow from investing activities:
Proceeds from maturities of available for sale investment securities	20,704	15,115
Purchase of available for sale investment securities	(78,341)	(12,158)
Loans made net of principal collections received	(26,239)	(95,726)
Purchase of loans	(151)	(12,120)
Cash paid for acquisitions	(11)	(2)
Purchase of property	(438)	(1,216)
Proceeds on sale of foreclosed assets	3,215	1,412
Purchase of energy tax credits	(74)	(1,000)
Purchase of FHLB stock	—	(5,403)

Net cash used in investing activities	(81,335)	(111,098)

Cash flow from financing activities:

Change in deposits	104,083	67,217
Change in federal funds purchased and FHLB and FRB short-term borrowings	11,000	73,100
FHLB term advances originated (paid-off)	(581,000)	(83,500)
FHLB advances originated (paid-off)	522,500	40,000
Proceeds from stock options exercised	452	514
Proceeds from stock issuance	9,635	—
Dividends paid	(3,088)	(3,589)

Net cash provided by financing activities	63,582	93,742

Net increase in cash and cash equivalents	(2,565)	(4,276)
Cash and cash equivalents, beginning of year	20,455	26,076

Cash and cash equivalents, end of year	$17,890	$21,800

Supplemental information:
Noncash investing and financing activities:
Transfers of loans to foreclosed assets	$4,100	$4,546
Change in unrealized gain (loss) on securities, net of deferred income taxes	$1,633	$(492)
Cash paid during the year for:
Income taxes	$208	$2,787
Interest	$9,680	$8,729

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Amounts in $ 000’s

(Unaudited)

	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2007	11,935	$77,909	$29,622	$(22)	$107,509

Net income			12,939		12,939
Other comprehensive loss:
Unrealized losses on securities				(2,555)
Deferred income taxes				959

Other comprehensive loss				(1,596)	(1,596)

Comprehensive income					11,343
Stock options exercised and related tax benefit	145	1,521			1,521
Share-based compensation		589			589
Cash dividends			(4,797)		(4,797)

Balance, December 31, 2008	12,080	80,019	37,764	(1,618)	116,165

Net loss			(4,903)		(4,903)
Other comprehensive income:
Unrealized gains on securities				2,615
Deferred income taxes				(982)

Other comprehensive income				1,633	1,633

Comprehensive loss					(3,270)
Stock issuance	750	9,635			9,635
Stock options exercised and related tax benefit	43	452			452
Share-based compensation		416			416
Cash dividends			(3,088)		(3,088)

Balance, September 30, 2009	12,873	$90,522	$29,773	$15	$120,310

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A complete set of Notes to Consolidated Financial Statements is a part of the Company’s 2008 Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 13, 2009 (the “2008 Form 10-K”). The notes below are included due to material changes in the financial statements or to provide the reader with additional information not otherwise available. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 4, 2009, the date the financial statements were issued. All numbers in the following notes are expressed in thousands, except per share data.

Certain amounts contained in the prior period consolidated financial statements have been reclassified where appropriate to conform with the financial statement presentation used in the current period. These reclassifications had no effect on previously reported net income or earnings per share.

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

2. Stock Option Plans

Pursuant to the approval of the 2006 Stock Option and Equity Compensation Plan (the “2006 SOEC Plan”) at the annual shareholders’ meeting in April 2006, incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, or stock appreciation rights may be awarded to attract and retain the best available personnel for positions of responsibility with the Company and its subsidiaries. Upon adoption of the 2006 SOEC Plan, the Company’s 1999 Employees’ Stock Option Plan (“1999 ESOP Plan”) and the Directors’ Stock Option Plan (“1999 DSOP Plan”) were cancelled and are no longer available for future grants. The Company’s shareholders approved an amendment to the 2006 SOEC Plan on April 20, 2009 to increase the number of shares by 500 that may be subject to awards under the plan. The exercise price for shares of common stock subject to an option under the 2006 SOEC Plan shall not be less than 100% of the fair market value of a share of common stock as of the date of grant of the option; provided, however, that in the case of an incentive stock option granted to an employee who immediately before the grant of such incentive stock option is a shareholder-employee, the incentive stock option exercise price shall be at least 110% of the fair market value of the common stock as of the date of grant of the incentive stock option. The Compensation Committee of the Board of Directors may impose any terms or conditions on the vesting of an award that it determines to be appropriate. For the quarters ended September 30, 2009 and September 30, 2008, the Company issued no incentive stock options. For the nine months ended September 30, 2009 the Company issued 116 with fair values of $2.79. For the nine months ended September 30, 2008, the Company issued 94 incentive stock options, 2 with fair values of $2.40 and 92 with fair values of $2.59.

Pursuant to the Company’s 2006 SOEC Plan, stock appreciation rights (SARs) may be granted to employees. The stock appreciation rights may be settled in cash only, or a combination of cash and common stock as determined at the date of issuance. The Compensation Committee of the Board of Directors determines vesting provisions when awards are granted, and the awards granted generally vest over three or four years and have a maximum life of ten years. SARs settled in stock are recognized as equity-based awards while SARs settled in cash are recognized on the balance sheet as liability-based awards, both of which are granted at the fair market value of our common stock at the grant date. The grant-date fair value of the liability-based awards vesting in the current period, along with the change in fair value of the awards during the period, are recognized as compensation expense and as an adjustment to the recorded liability. For the quarters ended September 30, 2009 and September 30, 2008, the Company issued no SARs. For the nine months ended September 30, 2009, the Company issued 243 SARs with a fair value of $2.76, of which 96 will be settled in cash and 147 will be settled in stock. For the nine months ended September 30, 2008, the Company issued 222 SARs, of which 93 are to be settled in cash and 128 are to be settled in stock. Of the SARs to be settled in cash, 92 have a fair value of $1.85 and 1 have a fair value of $1.63. Of the SARs to be settled in stock, 121 have a fair value of $2.17 and 7 have a fair value of $1.87.

Also, pursuant to the Company’s 2006 SOEC Plan, non-qualified options and restricted stock awards may be granted to directors. Stock options may be granted at exercise prices of not less than 100% of the fair market value of our common stock at the grant date. Restricted stock awards may be granted at the fair market value on the date of the grant. The maximum life of options granted under this plan is ten years from the grant date. For the quarters ended September 30, 2009 and September 30, 2008, the Company issued no stock options or restricted stock awards. The Company issued no stock options and 6 restricted stock awards, with fair values of $11.02 for the nine months ended September 30, 2009 and no stock options and 4 restricted stock awards with a fair value of $14.44 for the nine months ended September 30, 2008. The restricted stock awards fair values were based on the closing share price on the date of the grant.

The following tables identify the compensation expenses and tax benefits received by the Company according to the compensation plans and awards described above for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30, 2009		Three months ended September 30, 2008
	Comp. Exp.	Tax Benefit	Comp. Exp.	Tax Benefit
1999 ESOP Plan	$3	$—	$42	$—
2006 SOEC - ISOs	57	—	41	—
2006 SOEC - SARS stock	68	26	47	18
2006 SOEC - SARS cash	(12)	(5)	10	4
2006 SOEC - DSOs	7	3	7	3
2006 SOEC - DRSA	25	10	18	7

Total	$148	$34	$165	$32

	Nine months ended September 30, 2009		Nine months ended September 30, 2008
	Comp. Exp.	Tax Benefit	Comp. Exp.	Tax Benefit
1999 ESOP Plan	$10	$—	$130	$—
2006 SOEC - ISOs	154	—	118	—
2006 SOEC - SARS stock	183	70	136	52
2006 SOEC - SARS cash	77	30	1	—
2006 SOEC - DSOs	21	8	21	8
2006 SOEC - DRSA	39	15	42	16

Total	$484	$123	$448	$76

At September 30, 2009, the Company has estimated unrecognized compensation expense of approximately $506, $569 and $246 for unvested stock options, SAR – stock awards and SAR – cash awards, respectively. These amounts are based on forfeiture rates of 20% for all awards granted to employees. The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested stock options, SAR – stock awards and SAR – cash awards is approximately 2.53, 2.66 and 2.92 years, respectively.

3. Securities Available-for-Sale:

The amortized cost and estimated fair values of securities available-for-sale at September 30, 2009 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Securities in Continuous Unrealized Loss Position for Less Than 12 Months	Securities in Continuous Unrealized Loss Position For 12 Months or Longer
Unrealized Loss Positions

Mortgage-backed securities	$23,814	$—	$2,270	$21,544	$14,003	$7,541

	$23,814	$—	$2,270	$21,544	$14,003	$7,541

Unrealized Gain Positions

Obligations of states and political subdivisions	$6,379	$387	$—	$6,766
Mortgage-backed securities	85,368	1,907	—	87,275

	91,747	2,294	—	94,041

	$115,561	$2,294	$2,270	$115,585

At September 30, 2009, there were 26 investment securities in unrealized loss positions. For the $7,541 of securities in a continuous unrealized loss position for twelve months or longer, the unrealized loss was $1,155 at September 30, 2009. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rate or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities has resulted from current economic conditions. The projected average life of the securities portfolio is approximately 2.4 years. Although yields on these securities may be below market rates during that period, no loss of principal is expected.

The amortized cost and estimated fair values of securities available-for-sale at September 30, 2008 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S Government agencies	$3,237	$20	$—	$3,257
Obligation of states and political subdivisions	7,438	—	54	7,384
Mortgage-backed securities	40,539	—	1,332	39,207

	$51,214	$20	$1,386	$49,848

The amortized cost and estimated fair value of securities at September 30, 2009 and 2008 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations.

	September 30, 2009		September 30, 2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$4,268	$4,288
Due after one year through 5 years	2,195	2,310	1,486	1,496
Due after 5 years through 10 years	4,184	4,456	4,921	4,858
Due after 10 years	—	—	—	39,206
Mortgage-backed securities	109,182	108,819	40,539

	$115,561	$115,585	$51,214	$49,848

No securities available for sale were sold in the first, second or third quarters of 2009 or 2008.

At September 30, 2009, securities with amortized costs of $34,741 (estimated market values of $35,539) were pledged to secure certain Treasury and public deposits as required by law, and to secure a borrowing line with the Federal Home Loan Bank of Seattle.

4. Loans

Major classifications of period end loans are as follows:

	September 30, 2009	% of gross loans	December 31, 2008	% of gross loans	September 30, 2008	% of gross loans
Real estate secured loans:
Permanent Loans:
Multifamily residential	$67,654	7.0%	$67,466	7.0%	$53,925	5.8%
Residential 1-4 family	95,761	10.0%	79,189	8.3%	70,728	7.6%
Owner-occupied commercial	200,569	20.9%	188,709	19.7%	184,961	20.0%
Non-owner-occupied commercial	182,521	19.0%	154,993	16.2%	145,415	15.7%

Total permanent real estate loans	546,505	56.9%	490,357	51.2%	455,029	49.2%
Construction Loans:
Multifamily residential	20,994	2.2%	21,375	2.2%	29,903	3.2%
Residential 1-4 family	42,813	4.5%	74,900	7.8%	86,563	9.4%
Commercial real estate	40,914	4.3%	54,203	5.7%	54,648	5.9%
Commercial bare land, acquisition & development	28,907	3.0%	34,756	3.6%	33,567	3.6%
Residential bare land, acquisition & development	30,879	3.2%	33,395	3.5%	34,111	3.7%
Other	5,198	0.5%	9,195	1.0%	7,894	0.9%

Total construction real estate loans	169,705	17.7%	227,824	23.8%	246,686	26.6%
Total real estate loans	716,210	74.6%	718,181	75.0%	701,715	75.8%
Commercial loans	229,881	23.9%	226,203	23.6%	210,054	22.7%
Consumer loans	7,125	0.7%	7,484	0.8%	7,998	0.9%
Other loans	7,420	0.8%	6,219	0.6%	6,005	0.6%

	960,636	100.0%	958,087	100.0%	925,772	100.0%
Deferred loan origination fees	(1,534)		(1,730)		(1,670)

	959,102		956,357		924,102
Allowance for loan losses	(18,348)		(10,980)		(10,672)

	$940,754		$945,377		$913,430

Real estate loans held for sale	$453		$410		$447

Period-end loans to dental practitioners totaled $150,360 and represented 15.7% of total period-end loans at September 30, 2009. At December 31, 2008 and September 30, 2008, loans to dental practitioners totaled $122,205, or 12.8% and $110,112, or 11.9% of total period-end loans, respectively. There are no other industry concentrations in excess of 10% of total period-end loans at September 30, 2009.

At September 30, 2009, period-end residential construction loans totaled $42,813 and represented 4.5% of total period-end loans. In addition, at September 30, 2009, unfunded loan commitments for residential construction totaled $11,371. Period-end residential construction loans at December 31, 2008 and September 30, 2008 were $74,900 or 7.8% and $86,563 or 9.4%, respectively, of total period-end loans, and unfunded commitments for residential construction totaled $19,818 and $37,126, respectively.

Allowance for loan losses

Below is a summary of additions, charge-offs and recoveries within the allowance for loan losses for the periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$18,680	$9,896	$10,980	$8,675
Provision charged to income	8,300	1,050	29,000	2,550
Loans charged against allowance	(8,822)	(310)	(21,872)	(723)
Recoveries credited to allowance	190	36	240	170

Net charge offs	(8,632)	(274)	(21,632)	(553)

Balance at end of period	$18,348	$10,672	$18,348	$10,672

The recorded investment in impaired loans, net of government guarantees, totaled $46,378 and $3,077 at September 30, 2009 and 2008, respectively. The balance at September 30, 2009 includes $20,482 of impaired loans performing under current contractual terms and $25,896 of loans on non-accrual status. The specific valuation allowance for impaired loans was $1,802 and $583 at September 30, 2009 and 2008, respectively, and is included in the ending allowance shown above. The average recorded investment in impaired loans was $21,668 and $5,076 during the first nine months of 2009 and 2008, respectively.

5. Federal Funds Purchased:

The Bank has unsecured federal borrowing lines with various correspondent banks. Below is a summary of the outstanding balances on these lines as of September 30, 2009 and 2008:

September 30, 2009	Maximum Line Amount	Balance Outstanding	Due Date	Weighted Average Interest Rate
Bank of America	$25,000	$10,000	10/1/2009	0.45%
US Bank	25,000
Key Bank	25,000
Zions Bank	20,000
FTN	18,000
Wells Fargo	5,000

Total	$118,000	$10,000

September 30, 2008	Maximum Line Amount	Balance Outstanding	Due Date	Weighted Average Interest Rate
Bank of America	$25,000	$—	—	—
US Bank	25,000	460	10/1/2008	2.50%
Key Bank	25,000	—	—	—
Zions Bank	20,000	20,000	10/1/2008	1.95%
FTN	18,000	18,000	10/1/2008	2.45%
Wells Fargo	5,000	—	—	—

Total	$118,000	$38,460

6. Federal Home Loan Bank and Federal Reserve Bank Borrowings:

The Bank has a borrowing limit with the FHLB equal to 30% of total assets, subject to discounted collateral and stock holdings. At September 30, 2009, the borrowing line was approximately $344,426. FHLB stock, funds on deposit with FHLB, securities and loans are pledged as collateral for borrowings from FHLB. At September 30, 2009, the Bank had pledged $366,305 in real estate loans and securities to the FHLB ($237,138 in discounted pledged collateral). At September 30, 2009, there was $101,000 borrowed on this line, including an overnight $25,000 Cash Management Advance and $76,000 in term advances.

Federal Home Loan Bank borrowings by year of maturity and applicable interest rate are summarized as follows as of September 30:

		September 30,
	Rate	2009	2008
Cash Management Advance	0.45%	$25,000	$86,000
2008	1.36 - 3.94%	—	52,000
2009	0.69 - 4.03%	17,000	10,500
2010	3.03 - 5.28%	11,500	11,500
2011	2.93 - 5.28%	10,000	7,500
2012	2.12 - 5.28%	14,000	4,500
2013	2.64 - 4.27%	17,000	2,000
2014	3.08 - 3.25%	4,500	2,000
2016	5.05%	2,000	—

		$101,000	$176,000

The Bank also has a secured federal funds borrowing line available from the Federal Reserve Bank totaling $120,102 at September 30, 2009. The Federal Reserve Bank borrowing line is secured through the pledging of $184,777 of commercial and commercial real estate loans under the Bank’s Borrower-In-Custody program. At September 30, 2009 there was $80,000 borrowed on this line.

Federal Reserve Bank borrowings by maturity and applicable interest rate are summarized as follows as of September 30:

		September 30,
	Rate	2009	2008
October 8, 2009	0.25%	$20,000	$—
October 22, 2009	0.25%	5,000	—
November 5, 2009	0.25%	15,000	—
December 3, 2009	0.25%	40,000	—

		$80,000	$—

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to leverage assets. Management believes, as of September 30, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2009 and according to FDIC guidelines, the Bank is considered to be well capitalized. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s categorization as well capitalized.

The Bank’s actual capital amounts and ratios are presented in the table below (the Company’s capital ratios do not differ significantly from those of the Bank):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009:
Total capital (to risk weighted assets)	$118,826	11.87%	$80,118	8%	$100,148	10%
Tier I capital (to risk weighted assets)	106,304	10.61%	40,059	4%	60,089	6%
Tier I capital (to leverage assets)	106,304	9.65%	44,044	4%	55,054	5%

As of September 30, 2008:
Total capital (to risk weighted assets)	$109,446	10.81%	$81,011	8%	$101,264	10%
Tier I capital (to risk weighted assets)	98,578	9.73%	40,505	4%	60,758	6%
Tier I capital (to leverage assets)	98,578	9.62%	40,983	4%	51,229	5%

On October 20, 2009, the Company consummated an underwritten public offering for the sale of 5,520 shares of its common stock at $8.75 per share for aggregate gross proceeds of $48,300. Net proceeds to the Company, after deducting underwriting discounts and commissions and estimated offering expenses, are expected to be approximately $45,700.

Below is a pro forma presentation of the capital amounts and ratios of the Bank and the Company reflecting the September 30, 2009 amounts modified for inclusion of the additional capital:

	As Adjusted		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009:
Total capital (to risk weighted assets)
Bank:	$118,826	11.87%	$80,118	8%	$100,148	10%
Company:	164,526	16.43%
Tier I capital (to risk weighted assets)
Bank:	106,304	10.61%	40,059	4%	60,089	6%
Company:	152,004	15.18%
Tier I capital (to leverage assets)
Bank:	106,304	9.65%	44,044	4%	55,054	5%
Company:	152,004	13.80%

8. Fair Value

Effective for the period ended June 30, 2009, the Company adopted FASB Accounting Standards Codification (ASC) 825-10-65-1, “Interim Disclosures about Fair Value of Financial Instruments.” The use of different assumptions and estimation methods could have a significant effect on fair value amounts. Accordingly, the estimates of fair value herein are not necessarily indicative of the amounts that might be realized in a current market exchange.

The table below shows the estimated fair values of financial instruments at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$17,890	$17,890	$20,455	$20,455
Securities available for sale	115,585	115,585	54,933	54,933
Loans held for sale	453	453	410	410
Loans, net of allowance for loan losses	940,754	951,081	945,377	947,091
Interest receivable	4,110	4,110	4,021	4,021
Federal Home Loan Bank stock	10,652	10,652	10,652	10,652

Financial liabilities:
Deposits	826,520	828,606	722,437	723,188
Federal funds purchased	10,000	10,000	44,000	44,000
Federal Home Loan and Federal Reserve Bank borrowings	181,000	182,477	194,500	196,001
Junior subordinated debentures	8,248	7,944	8,248	7,903
Accrued interest payable	666	666	395	395

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

Federal Home Loan Bank and Federal Reserve Bank Borrowings – Fair value of Federal Home Loan Bank and Federal Reserve Bank borrowings are estimated by discounting future cash flows at rates currently available to the Bank for debt with similar terms and remaining maturities.

Junior Subordinated Debentures – Fair value of Junior Subordinated Debentures is estimated by discounting future cash flows at rates currently available to the Bank for debt with similar terms and remaining maturities.

Off-Balance-Sheet Financial Instruments – The carrying amount and fair value are based on fees charged for similar commitments and are not material.

Effective January 1, 2008, the Company adopted the FASB guidance with regards to ASC 820, “Fair Value Measures”. This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement requires fair value measurement disclosure of all assets and liabilities that are carried at fair value on either a recurring or non-recurring basis. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily accessible or available. The valuation techniques used are based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 – Unobservable inputs are used to measure fair value to the extent that observable inputs are not available. The Company’s own data used to develop unobservable inputs is adjusted for market consideration when reasonably available.

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

September 30, 2009	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Nine Months Ended September 30, 2009 Total Loss
Recurring Items
Available-for-sale securities	$115,585	$—	$115,585	$—	$—

Non-Recurring Items
Loans measured for impairment (net of guarantees)	29,843	—	—	29,843	17,648
Other real estate owned	4,247	—	—	4,247	436

Total	$149,675	$—	$115,585	$34,090	$18,084

December 31, 2008	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Twelve Months Ended December 31, 2008 Total Loss
Recurring Items
Available-for-sale securities	$54,933	$—	$54,933	$—	$—

Non-Recurring Items
Loans measured for impairment (net of guarantees)	1,927	—	—	1,927	887
Other real estate owned	3,806	—	—	3,806	49

Total	$60,666	$—	$54,933	$5,733	$936

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Pacific Continental Corporation and its wholly-owned subsidiary Pacific Continental Bank operating results and financial condition for the three and nine months ended September 30, 2009. When warranted, comparisons are made to the same period in 2008 and to the previous year ended December 31, 2008. The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company’s Form 10-K for the previous year ended December 31, 2008, which contains additional statistics and explanations. All numbers, except per share data, are expressed in thousands.

This report and the documents incorporated herein by reference may contain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates,” “suggests” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in (i) this report, (ii) the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, from our 2008 Annual Report on Form 10-K, and (iii) the other documents incorporated by reference in this report, the following factors, among others, could cause actual results to differ materially from the anticipated results:

•

local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets;

•	the local housing/real estate market could continue to decline;

•

the risks presented by a continued economic recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates;

•	interest rate changes could significantly reduce net interest income and negatively affect funding sources;

•	projected business increases following any future strategic expansion or opening of new branches could be lower than expected;

•	competition among financial institutions could increase significantly;

•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;

•	the reputation of the financial services industry could deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers;

•	the efficiencies we may expect to receive from any investments in personnel, acquisitions and infrastructure may not be realized;

•

the level of non-performing assets and charge-offs or changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements may increase;

•

changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, executive compensation and insurance) could have a material adverse effect on our business, financial condition and results of operations;

•	acts of war or terrorism, or natural disasters, such as the effects of pandemic flu, may adversely impact our business;

•

the timely development and acceptance of new banking products and services and perceived overall value of these products and services by users may adversely impact our ability to increase market share and control expenses;

•

changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters may impact our results of operations;

•

the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews may adversely impact our ability to increase market share and control expenses; and

•	our success at managing the risks involved in the foregoing items will have a significant impact upon our results of operations and future prospects.

Please take into account that forward-looking statements speak only as of the date of this report. We do not undertake any obligation to publicly correct or update any forward-looking statement whether as a result of new information, future events or otherwise.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in this report are to the “FASB Accounting Standards Codification”, sometimes referred to as the “Codification” or “ASC”. The FASB finalized the Codification effective for periods ending on or after September 15, 2009. Prior FASB Statements, Interpretations, Positions, EITF consensuses, and AICPA Statements of Position are no longer being issued by the FASB. The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made. However, when referring to guidance issued by the FASB, the Company refers to topics in the ASC rather than the specific FASB statement. We have updated references to GAAP in this report to reflect the guidance in the Codification.

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

Allowance for Loan Losses and Reserve for Unfunded Commitments

The allowance for outstanding loans is classified as a contra-asset account offsetting period-end loans, and the allowance for unfunded commitments is classified as an “other” liability on the balance sheet. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balances of the allowance for loan losses for period-end loans and unfunded commitments are maintained at amounts management believes will be adequate to absorb known and inherent losses in the loan portfolio and commitments to loan funds. The appropriate balance of the allowance for loan losses is determined by applying loss factors to the credit exposure from period-end loans and unfunded loan commitments. Estimated loss factors are based on subjective measurements including management’s assessment of the internal risk classifications, changes in the nature of the loan portfolios, industry concentrations, and the impact of current local, regional, and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations, or liquidity.

Goodwill and Intangible Assets

At September 30, 2009, the Company had $22,737 in goodwill and other intangible assets. FASB ASC 350, “Intangibles - Goodwill and Other”, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow of forecasted earnings, estimated sales price multiples based on recent observable market transactions and market capitalization based on current stock prices. This analysis requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for the Company’s single reporting unit. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination. We evaluate our only reporting unit, Commercial Banking, on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach.

Share-based Compensation

We account for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation”. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Liability classified share-based awards are remeasured at fair value each reporting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

The Company adopted the guidance for accounting for stock based compensation using the modified prospective method. Therefore, previously reported financial data was not restated, and expenses related to equity-based payments granted and vesting during 2008 and 2009 were recorded as compensation expense.

Fair Value

FASB ASC 820, “Fair Value Measurements and Disclosures”, which among other things, requires enhanced disclosures about financial instruments carried at fair value. This section of the FASB ASC establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. See Note 8 of the Notes to Consolidated Financial Statements for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB ASC 805, “Business Combinations.” FASB ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired entity and the goodwill acquired. Furthermore, acquisition-related and other costs will now be expensed rather than treated as cost components of the acquisition. FASB ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements as related to business combinations consummated prior to January 1, 2009. We expect the adoption of this guidance will increase the costs charged to operations for acquisitions consummated on or after January 1, 2009.

In December 2007, the FASB issued FASB ASC 810-10-65-1, “Consolidations”, specifically, “Noncontrolling Interest in Consolidated Financial Statements.” FASB ASC 810-10-65-1 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard also requires additional disclosures that clearly identify and distinguish between the interest of the parent’s owners and the interest of the noncontrolling owners of the subsidiary. This statement is effective on January 1, 2009 for the Company, to be applied prospectively. We do not expect the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

In June 2008, FASB issued FASB ASC 260, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FASB ASC 260-10 concludes that nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This statement is effective for fiscal years beginning after December 15, 2008, to be applied retrospectively. The Company had no restricted stock that qualifies as participating securities as described under this pronouncement. The impact of adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

On January 12, 2009, FASB issued FASB ASC 325-40-65-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” FASB ASC 325-40-65-1 addresses certain practice issues in preceding guidance by making its other-than-temporary impairment assessment guidance consistent with FASB ASC 320-10, “Accounting for Certain Investments in Debt and Equity Securities.” This guidance removes the reference to the consideration of a market participant’s estimates of cash flows, and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms. If it is probable that there has been an adverse change in estimated cash flows, an other-than-temporary impairment is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made. This guidance is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

On April 1, 2009, the FASB issued FASB ASC 805-20, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FASB ASC 805-20 amends and clarifies FASB ASC 805 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the second annual reporting period beginning on or after December 15, 2008. The impact of adoption is not expected to have a material impact on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued FASB ASC 820-10-65-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FASB ASC 820-10-65-4 clarifies the application of previous guidance when the volume and level of activity for the asset or liability has significantly decreased and guidance on identifying circumstances when a transaction may not be considered orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued FASB ASC 320-10-65-1, “Recognition and Presentation of Other-Than-Temporary Impairments.” FASB ASC 320-10-65-1 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price. In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, this guidance changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued FASB ASC 825-10-65-1, “Interim Disclosures about Fair Value of Financial Instruments.” FASB ASC 825-10-65-1 amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The impact of adoption did not have a material impact on the Company’s consolidated financial statements, although additional interim disclosures have been provided (see Note 8 of the Notes to Consolidated Financial Statements).

On May 28, 2009, the FASB issued FASB ASC 855, “Subsequent Events.” FASB ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The impact of adoption did not have a material impact on the Company’s consolidated financial statements, although additional disclosure is provided in the Notes to Consolidated Financial Statements.

On June 12, 2009 the FASB issued FASB ASC 860, “Accounting for Transfers of Financial Assets.” FASB ASC 860 is a revision to preceding guidance and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. This statement is effective for interim and annual reporting periods beginning January 1, 2010. The impact of adoption is not expected to have a material impact on the Company’s consolidated financial statements.

On June 29, 2009, the FASB issued FASB ASC 105, “The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” The Codification is not expected to change U.S. GAAP, but will combine all authoritative standards into a comprehensive, topically organized online database. Following this Statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates to update the codification. After the launch of the Codification on July 1, 2009 only one level of authoritative U.S. GAAP for non governmental entities exists, other than guidance issued by the Securities and Exchange Commission. In May 2008, the FASB issued, “The Hierarchy of Generally Accepted Accounting Principles”, to identify the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements in conformity with U.S. GAAP for nongovernmental entities, and arranged these sources of GAAP in a hierarchy for users to apply accordingly. Since the Codification is in effect, all of its content carries the same level of authority, effectively superseding preceding guidance. In other words, the GAAP hierarchy is now modified to include only two levels of GAAP, authoritative and non-authoritative. This statement is effective for interim and annual reporting periods ending after September 15, 2009. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-04, “Accounting for Redeemable Equity Instruments – Amendments to Section 480-10-99.” This Update amends Topic 480, “Distinguishing Liabilities from Equity,” reflecting the SEC staff’s views regarding the application of Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks.” This guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value.” This Update provides clarification for Topic 820 for circumstances in which a quoted price in an active market for the identical liability is not available. The guidance in this Update is effective for the first reporting period, including interim periods, beginning after August 27, 2009. This guidance did not have a material impact on the Company’s consolidated financial statements.

HIGHLIGHTS

	For the three months ended September 30,			For the Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
Net income (loss)	$279	$3,020	-90.8%	$(4,903)	$9,106	n.m.

Earnings (loss) per share
Basic	$0.02	$0.25	-92.0%	$(0.38)	$0.76	n.m.
Diluted	$0.02	$0.25	-92.0%	$(0.38)	$0.76	n.m.

Assets, period-end				$1,150,508	$1,051,884	9.4%
Loans, period-end (1)				$959,102	$924,102	3.8%
Core Deposits, period end (2)				$751,653	$639,439	17.5%
Deposits, period-end				$826,520	$711,640	16.1%

Return on avg. assets (3)	0.10%	1.16%		-0.59%	1.21%
Return on avg. equity (3)	0.92%	10.68%		-5.25%	10.97%
Return on avg. tangible equity (3) (4)	1.14%	13.42%		-6.42%	13.86%

(1)	Excludes loans held for sale.
(2)	Defined by the Company as demand, interest checking, money market, savings, and local time deposits, including local time deposits in excess of $100.
(3)	Amounts annualized.
(4)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.

The Company recorded net income of $279 for the third quarter 2009, compared to net income of $3,020 for third quarter 2008. The decline in net income in the three month period ended September 30, 2009 when compared to the same period last year was due to a higher provision for loan losses. During the third quarter 2009, the Company recorded an $8,300 provision for loan losses and recognized $8,632 in net loan charge offs, compared to a $1,050 provision for loan losses and $274 in net loan charge offs for third quarter 2008.

However, operating revenue, which consists of net interest income and noninterest income, continued to be solid. Operating revenue for the third quarter 2009 was $14,826, up $1,476 or 11.1% over third quarter 2008. Net interest income in the current quarter increased by $1,414 or 11.5%, and noninterest income was virtually flat compared to the same quarter last year. The improvement in third quarter net interest income resulted from an 8.9% growth in average earning assets, combined with an 11 basis point increase in the net interest margin.

For the nine months ended September 30, 2009, the Company recorded a net loss of $4,903 compared to net income of $9,106 during the same period of 2008. The decline in net income in the nine month period ended September 30, 2009 when compared to the same period last year was due to a higher provision for loan losses. During the nine months ended September 30, 2009, the Company recorded a $29,000 provision for loan losses and recognized $21,632 in net loan charge offs, compared to a $2,550 provision and $553 in net charge offs for the same period last year.

Operating revenue for the nine months ended September 30, 2009 was $43,581, up $4,277 or 10.9% over the same period of 2008. Net interest income for year-to-date 2009 increased by $4,178 or 10.6% and noninterest income was virtually flat compared to the same period last year. The improvement in year-to-date net interest income resulted from an 11.6% growth in average earning assets, combined with a flat net interest margin.

Loan growth abated significantly during the third quarter 2009 as period-end loans decreased by $3,119 from June 30, 2009 and for the first nine months of 2009, grew by $2,745 or less than 0.3% from December 31, 2008 period-end loans. This marks a significant decline in loan growth as compared to the 12.4% growth experienced during the first nine months of 2008. However, the Company continued to experience strong quarterly growth in its core deposit base during the third quarter 2009 as period-end core deposits increased by $45,750 or 6.5% from June 30, 2009, $135,821 or 22.1% from December 31, 2008 and $112,214 or 17.5% from September 30, 2009 period-end core deposits. On an annualized basis, core deposits grew by 29.5% during the first nine months of 2009, compared to 5.1% for the same period of 2008. On a linked-quarter basis, growth in average core deposits during the current quarter showed similar results, up more than $43,565 or an annualized rate of 25.7% over the prior quarter. Core deposits, which are defined as demand deposits, interest checking, money market account, and local time deposits (including local time deposits in excess of $100), constitute 90.9% of September 30, 2009 period-end deposits, compared to 85.2% and 89.9% at December 31, 2008 and September 30, 2008, respectively. Noninterest-bearing demand deposits were $196,320 or 26.1% of period-end core deposits and funded 17.1% of total assets at September 30, 2009, compared to $178,957 or 16.4% and $178,632 or 17.0% at December 31, 2008 and September 30, 2008, respectively.

Subsequent Events: Subsequent to the end of the quarter, on October 20, 2009, the Company consummated an underwritten public offering for the sale of 5,520 shares of its common stock at $8.75 per share for aggregate gross proceeds of $48,300. Net proceeds to the Company, after deducting underwriting discounts and commissions and estimated offering expenses, are expected to be approximately $45,700. See Footnote 7 of the Notes to Consolidated Financial Statements and the Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein for additional discussion of the impact of this capital raise.

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

The net interest margin as a percentage of average earning assets for the third quarter 2009 was 5.19%, up 11 basis points from the net interest margin reported for the third quarter 2008. On a linked-quarter basis, the third quarter 2009 net interest margin was up 5 basis points from second quarter 2009.

When comparing the linked-quarter results, the increase of 5 basis points in the net interest margin can be attributed to lower levels of interest reversals on loans placed on nonaccrual status during each of the respective quarters. Approximately $454 of interest was reversed on nonaccrual loans during second quarter 2009, which negatively impacted the Company’s margin by approximately 17 basis points, while approximately $197 of interest reversals occurred during the third quarter 2009 negatively impacting the margin by approximately 7 basis points.

The third quarter margin was supported by the continued historically low cost of alternative funding, which permitted the Bank to borrow short-term and overnight funds at rates under 0.50%. Also supporting the margin was the Bank’s use of floors on variable rate loans. At September 30, 2009, interest rate floors were active on approximately $300,000 of variable, prime-based loans in the Bank’s portfolio.

The following table presents condensed balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates on interest-bearing liabilities for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008:

Table I

Average Balance Analysis of Net Interest Earnings

(dollars in thousands)

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest Earning Assets
Federal funds sold and interest- bearing deposits in banks	$371	$2	2.14%	$559	$5	3.56%
Securities available for sale:
Taxable (1)	104,412	1,273	4.84%	54,042	607	4.47%
Tax-exempt	5,434	49	3.58%	5,261	49	3.71%
Loans, net of allowance for loan losses (2)(3)(4)	938,293	15,658	6.62%	903,241	16,019	7.06%

Total interest earning assets	1,048,510	16,982	6.43%	963,103	16,680	6.89%

Non Earning Assets
Cash and due from banks	16,611			18,520
Premises and equipment	20,234			21,045
Goodwill & other intangibles	22,768			22,991
Interest receivable and other	19,130			11,556

Total non interest assets	78,743			74,112

Total assets	$1,127,253			$1,037,215

Interest-Bearing Liabilities
Money market and NOW accounts	$422,282	$(1,400)	-1.32%	$388,369	$(1,716)	-1.76%
Savings deposits	25,721	(82)	-1.26%	21,989	(46)	-0.83%
Time deposits - core (5)	88,761	(644)	-2.88%	45,005	(356)	-3.15%

Total interest-bearing core deposits	536,764	(2,126)	-1.57%	455,363	(2,118)	-1.85%

Time deposits - non-core	84,908	(355)	-1.66%	71,799	(579)	-3.21%
Federal funds purchased	19,180	(23)	-0.48%	15,812	(90)	-2.26%
FHLB & FRB borrowings	166,413	(633)	-1.51%	197,943	(1,463)	-2.94%
Junior subordinated debentures	8,248	(128)	-6.16%	8,248	(127)	-6.13%

Total interest-bearing alternative funding	278,749	(1,139)	-1.62%	293,802	(2,259)	-3.06%

Total interest-bearing liabilities	815,513	(3,265)	-1.59%	749,165	(4,377)	-2.32%

Noninterest-Bearing Liabilities
Demand deposits	187,996			171,103
Interest payable and other	3,617			4,416

Total noninterest liabilities	191,613			175,519

Total liabilities	1,007,126			924,684
Stockholders’ equity	120,127			112,531

Total liabilities and stockholders’ equity	$1,127,253			$1,037,215

Net Interest Income		$13,717			$12,303

Net Interest Income as a Percent of Earning Assets		5.19%			5.08%

(1)	Federal Home Loan Bank stock is included in securities available for sale.
(2)	Nonaccrual loans have been included in average balance totals.
(3)	Interest income includes recognized loan origination fees of $317 and $596 for the three months ended September 30, 2009 and 2008, respectively.
(4)	Total includes loans held for sale.
(5)	Core time deposits include all local time deposits, including local time deposits over $100.

Table I above shows that earning asset yields declined by 46 basis points in third quarter 2009 from third quarter 2008 from 6.89% to 6.43%. The decline in earning asset yields was attributable to a 44 basis point drop in average loan yields, which resulted from the rapid decline in market interest rates during late 2008, which lowered yields on the Bank’s variable rate loan portfolio. However, the Bank was able to mitigate a portion of the decline in loan yields through the use of floors on much of its variable rate loan portfolio. At September 30, 2009, approximately $300,000 of the Bank’s variable rate loans had active floors. In addition, some of the decline in loan yields was offset by improvement in the yield on the Bank’s securities portfolio, which was up 37 basis points in third quarter 2009 when compared to third quarter 2008.

Table I shows that the spread between the cost of interest-bearing alternative funding and interest-bearing core deposits has narrowed significantly during the last year. In third quarter 2008, the average cost of core interest-bearing deposits was 1.85% or 121 basis points lower than the average cost of alternative funding. In third quarter 2009, the average cost of interest-bearing core deposits was 1.57% or only 5 basis points lower than the 1.62% average cost of alternative funding. Table I also shows the shift in the cost of interest-bearing core deposits compared to short-term alternative funding. During third quarter 2008, the cost of interest-bearing core deposits was 1.85% compared to a federal funds purchased rate of 2.26%, resulting in a positive spread of 41 basis points, meaning the average cost of core deposits was 41 basis points lower than the cost of short-term borrowings. However, during third quarter 2009, this relationship completely reversed with the average cost of core deposits at 1.57% compared to federal funds purchased of 0.48%, which is a negative spread of 109 basis points.

The following table sets forth a summary of the changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended September 30, 2009 as compared to the same period last year:

Table II

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Three Months Ended September 30, 2009 compared to September 30, 2008 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest bearing deposits in banks	$(2)	$(1)	$(3)
Securities available-for-sale:
Taxable	569	97	666
Tax-exempt	2	(2)	—
Loans, net of allowance for loan losses	667	(1,028)	(361)

Total interest income	1,236	(934)	302

Interest paid on:
Money market and NOW accounts	155	(471)	(316)
Savings deposits	8	28	36
Time deposits - core	348	(60)	288

Total interest-bearing core deposits	511	(503)	8

Time deposits - non-core	108	(332)	(224)
Federal funds purchased	20	(87)	(67)
FHLB & FRB borrowings	(230)	(600)	(830)
Junior subordinated debentures	—	1	1

Total interest-bearing alternative funding	(102)	(1,018)	(1,120)

Total interest expense	409	(1,521)	(1,112)

Net interest income	$827	$587	$1,414

The rate/volume analysis shows that third quarter 2009 net interest income increased by $1,414 over third quarter 2008. Third quarter 2009 interest income, including loan fees, increased by $302 from last year with higher volumes of earning assets increasing interest income by $1,236, which was partially offset by lower rates on earning assets that reduced interest income by $934. While interest income increased, interest expense in third quarter 2009 declined by $1,112 from second quarter 2008. Nearly all of the decrease in interest expense on a quarter-over-quarter basis can be attributed to lower interest expense on alternative funding. Lower alternative funding rates combined with volume changes and declines lowered interest expense by $1,120. On the other hand, higher volumes of core deposits, when combined with lower rates on core deposits actually increased interest expense by $8 in third quarter 2009 when compared to third quarter 2008.

The following table presents the condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the nine months ended September 30, 2009 compared to the same period last year:

Table III

Average Balance Analysis of Net Interest Earnings

(dollars in thousands)

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest Earning Assets
Federal funds sold and interest- bearing deposits in banks	$314	$4	1.70%	$573	$18	4.20%
Securities available for sale:
Taxable (1)	85,592	3,337	5.21%	57,021	2,055	4.81%
Tax-exempt	5,444	147	3.61%	5,338	147	3.68%
Loans, net of allowance for loan losses (2)(3)(4)	946,835	46,308	6.54%	867,035	47,181	7.27%

Total interest earning assets	1,038,185	49,796	6.41%	929,967	49,401	7.10%

Non Earning Assets
Cash and due from banks	17,107			18,346
Premises and equipment	20,454			20,976
Goodwill & other intangibles	22,823			23,046
Interest receivable and other	16,053			9,669

Total non interest assets	76,437			72,037

Total assets	$1,114,622			$1,002,004

Interest-Bearing Liabilities
Money market and NOW accounts	$411,572	$(4,063)	-1.32%	$378,822	$(5,217)	-1.84%
Savings deposits	23,177	(239)	-1.38%	21,285	(144)	-0.90%

Time deposits - core (5)	71,794	(1,606)	-2.99%	41,824	(1,072)	-3.42%

Total interest-bearing core deposits	506,543	(5,908)	-1.56%	441,931	(6,433)	-1.94%
Time deposits - non-core	84,810	(1,172)	-1.85%	51,118	(1,412)	-3.69%
Federal funds purchased	21,637	(76)	-0.47%	26,489	(554)	-2.79%
FHLB & FRB borrowings	187,682	(2,005)	-1.43%	189,767	(4,552)	-3.20%
Junior subordinated debentures	8,248	(380)	-6.16%	8,248	(373)	-6.04%

Total interest-bearing alternative funding	302,377	(3,633)	-1.61%	275,622	(6,891)	-3.34%

Total interest-bearing liabilities	808,920	(9,541)	-1.58%	717,553	(13,324)	-2.48%

Noninterest-Bearing Liabilities
Demand deposits	177,047			169,421
Interest payable and other	3,802			4,200

Total noninterest liabilities	180,849			173,621

Total liabilities	989,769			891,174
Stockholders’ equity	124,853			110,830

Total liabilities and stockholders’ equity	$1,114,622			$1,002,004

Net Interest Income		$40,255			$36,077

Net Interest Income as a Percent of Earning Assets		5.18%			5.18%

(1)	Federal Home Loan Bank stock is included in securities available for sale.
(2)	Nonaccrual loans have been included in average balance totals.
(3)	Interest income includes recognized loan origination fees of $1,033 and $1,619 for the nine months ended September 30, 2009 and 2008, respectively.
(4)	Total includes loans held for sale.
(5)	Core time deposits include all local time deposits, including local time deposits over $100.

Table III shows that earning asset yields declined by 69 basis points through September 30, 2009 from September 30, 2008 from 7.10% to 6.41%. The decline in earning asset yields was attributable to a 73 basis point drop in average loan yields, which resulted primarily from the rapid decline in short-term market interest rates during the second half of 2008, including the Bank’s prime-lending rate. However, some of this decline was offset by improvement in the yield on the Bank’s securities portfolio, which was up 28 basis points in the first nine months of 2009 when compared to the same period in 2008.

Table III also shows that rates paid on interest-bearing alternative funding have moved down faster than yields on earning assets as evidenced by the 173 basis point decline. Overall, the cost of interest-bearing liabilities through September 30, 2009, which includes core deposits and alternative funding, has fallen 90 basis points from the same period in 2008.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the nine months ended September 30, 2009 and September 30, 2008:

Table IV

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Nine Months Ended September 30, 2009 compared to September 30, 2008 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest bearing deposits in banks	$(8)	$(6)	$(14)
Securities available-for-sale:
Taxable	1,027	255	1,282
Tax-exempt	3	(3)	—
Loans, net of allowance for loan losses	4,295	(5,168)	(873)

Total interest income	5,317	(4,922)	395

Interest paid on:
Money market and NOW accounts	446	(1,600)	(1,154)
Savings deposits	13	82	95
Time deposits - core	766	(232)	534

Total interest-bearing core deposits	1,225	(1,750)	(525)

Time deposits - non-core	928	(1,168)	(240)
Federal funds purchased	(102)	(376)	(478)
FHLB & FRB borrowings	(54)	(2,493)	(2,547)
Junior subordinated debentures	—	7	7

Total interest-bearing alternative funding	772	(4,030)	(3,258)

Total interest expense	1,997	(5,780)	(3,783)

Net interest income	$3,320	$858	$4,178

The year-to-date September 30, 2009 rate/volume analysis in Table IV above shows that interest income including loan fees increase by $395 over the same period last year. Higher volumes of earning assets increased interest income by 5,317, while lower yields on earnings assets, primarily loans, decreased interest income by $4,922. The rate/volume analysis shows that interest expense through September 30, 2009 decreased by $3,783 from the same period last year, as changes in mix and higher volumes caused interest expense to increase by $1,997, which was more than offset by a decrease in interest expense of $5,780, due to lower rates.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the periods of 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$18,680	$9,896	$10,980	$8,675
Provision charged to income	8,300	1,050	29,000	2,550
Loans charged against allowance	(8,822)	(310)	(21,872)	(723)
Recoveries credited to allowance	190	36	240	170

Net charge offs	(8,632)	(274)	(21,632)	(553)

Balance at end of period	$18,348	$10,672	$18,348	$10,672

The year-to-date September 30, 2009 provision for loan losses was $29,000, compared to $2,550 for the same period last year. The increase in the provision for loan losses was primarily attributable to increased nonperforming loans and net loan charge offs in the residential construction portfolios.

Year-to-date September 30, 2009 net charge-offs were $21,632 or 3.01% of average loans, when annualized, compared to net charge-offs of $553 or 0.08%, when annualized, reported for the same period in 2008. On a linked-quarter basis, net charge offs during the third quarter 2009 were down $3,086 over net charge offs of $11,718 reported for the second quarter 2009.

The allowance for loan losses at September 30, 2009 was 1.91% of the period end loans, excluding loans held for sale, compared to 1.15% at both December 31, 2008 and September 30, 2008. At September 30, 2009, the unallocated portion of the allowance for loan losses was 7.8% and at the high end of the Board approved range. The allowance at September 30, 2009 includes $1,802 in specific allowance (included in the ending allowance above) for impaired loans, which total $46,378, net of government guarantees, of which $25,896 are on nonaccrual. At December 31, 2008, the Company had $6,132 of impaired loans, a portion of which were still accruing interest, with a specific allowance of $887 assigned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more and accruing interest, and other real estate owned (“OREO”) for the periods covered in this report:

	September 30, 2009	December 31, 2008	September 30, 2008
Nonaccrual loans
Real estate secured loans:
Permanent Loans:
Multifamily residential	$—	$—	$—
Residential 1-4 family	1,283	100	60
Owner-occupied commercial	2,204	—	—
Non-owner-occupied commercial	—	—	—

Total permanent real estate loans	3,487	100	60
Construction Loans:
Multifamily residential	—	—	—
Residential 1-4 family	2,817	2,032	1,277
Commercial real estate	7,551	—	—
Commercial bare land, acquisition & development	8,070	1,660	1,660
Residential bare land, acquisition & development	71	—	—
Other	—	—	—

Total construction real estate loans	18,509	3,692	2,937
Total real estate loans	21,996	3,792	2,997
Commercial loans	4,036	345	319
Consumer loans	—	—	—
Other loans	—	—	—

Total nonaccrual loans	26,032	4,137	3,316

90 days past due and accruing interest	—	—	—
Total nonperforming loans	26,032	4,137	3,316

Nonperforming loans guaranteed by government	(136)	(239)	(239)
Net nonperforming loans	25,896	3,898	3,077

Other real estate owned	4,247	3,806	3,186

Total nonperforming assets, net of guaranteed loans	$30,143	$7,704	$6,263

Non performing assets as a percentage of total assets	2.62%	0.71%	0.60%
Net non performing loans as a percentage of gross loans	2.70%	0.41%	0.33%
Allowance for loan losses as a percentage of net non-performing loans	70.85%	281.68%	346.83%

The following table shows a summary of other real estate owned activity for the periods covered in this report:

	Nine months ended
	September 30, 2009	# of Properties	September 30, 2008	# of Properties
Balance, January 1	$3,806	24	$423	3
Additions to OREO	4,100	15	4,546	25
Dispositions of OREO	(3,223)	(18)	(1,412)	(8)
Valuation adjustments during the period	(436)	—	(371)	—

Balance, September 30	$4,247	21	$3,186	20

Noninterest Income

Noninterest income was $3,326 through September 30, 2009, up $99 or 3.1% over the same period last year. The Company experienced an increase in its service charges on deposit accounts of $197 or 16.2%, which was primarily due to higher hard dollar fee income on analyzed business accounts due to the low earnings credit. The Company also reported an increase in mortgage banking revenues, which were up $75 or 25.8% over last year as lower rates on home mortgage loans accelerated refinancing of existing home loans. However, a portion of the increase in these categories was offset by declines in other fee income, principally bankcard processing fees and the other income category. Year-to-date 2009 other fee income was down $68 or 4.9% from year-to-date 2008 as sales transaction volumes fell due to current economic conditions. The other income category was down $91 or 33.3% primarily due to a one-time gain of $71 booked in 2008 on the disposal of equipment.

On a linked quarter basis, noninterest income in third quarter 2009 of $1,109 was down $87 from second quarter 2009 noninterest income of $1,196. The linked-quarter decrease can be primarily attributable to the decrease in mortgage banking income, down $78 during the current quarter when compared to the prior quarter.

Noninterest Expense

Noninterest expense through September 30, 2009 was $23,710, an increase of $1,583 or 7.2% over the same period in 2008. The growth in noninterest expense was primarily due to the increase in FDIC insurance assessment expense resulting in a $1,120 or 288.7% increase along with an increase of $565 or 1765.6% in other real estate expenses. FDIC assessment costs increased as a result of a new premium structure effective first quarter 2009 along with a special assessment adopted by the FDIC in May 2009 that was paid in the third quarter 2009 based on June 30, 2009 asset levels, less tangible equity. The higher year-to-date 2009 other real estate expense was attributable to valuation adjustments on other real estate owned.

On a linked-quarter basis, third quarter 2009 noninterest expense was down $1,632 from second quarter 2009 of $8,646. The linked-quarter decrease was primarily due to decreased personnel expense down $417 or 9.9% in third quarter 2009 when compared to second quarter 2009, primarily attributable to the Company’s reversal of prior period accruals for bonus expense and 401k contributions, both of which are performance-based calculations. Contributing to the linked-quarter decline was a decrease in FDIC assessments which were down $659 or 69.4%, due to the special assessment adopted by the FDIC in the second quarter 2009 as well as decreased other real estate expense of $447 or 93.3%, due to higher valuation adjustments on other real estate owned in the second quarter 2009.

BALANCE SHEET

Loans

At September 30, 2009, period-end loans net of deferred loan fees and excluding loans held for sale were $959,102, up 3.8% over period-end loans at September 30, 2008, but up only 0.3% over December 31, 2008 as company-wide loan demand weakened during the first nine months of 2009. Both the Eugene and Portland markets had growth in period-end loans year-to-date 2009 over December 31, 2008, which was offset by contraction in the Seattle market loan portfolio. A summary of period-end loans by market at September 30, 2009, December 31, 2008 and September 30, 2008 follows:

	Balance September 30, 2009	Balance December 31, 2008	Balance September 30, 2008
Eugene Market	$256,291	$237,604	$224,327
Portland Market	437,674	432,961	423,194
Seattle Market	265,137	285,792	276,581

Total	$959,102	$956,357	$924,102

Securities

At September 30, 2009, the Bank had $115,585 in securities classified as available-for-sale compared to $54,933 and $49,848 at December 31, 2008 and September 30, 2008, respectively. This significant increase in available-for-sale securities at September 30, 2009 from December 31, 2008 reflects purchases of new securities in light of the weak loan demand and strong growth in core deposits. At September 30, 2009, $35,539 of these securities were pledged as collateral for FHLB of Seattle borrowings, public deposits in Oregon and Washington, and to the Federal Reserve Bank of San Francisco to support balances in its Treasury, Tax and Loan deposit account. At September 30, 2009, market losses on individual securities were deemed to be temporary in nature.

Goodwill and Intangible Assets

At September 30, 2009, the Company had a recorded balance of $22,031 in goodwill from the November 30, 2005 acquisition of Northwest Business Financial Corporation (“NWBF”). In addition, at September 30, 2009 the Company had $706 of core deposit intangible assets resulting from the acquisition of NWBF. The core deposit intangible was determined to have an expected life of approximately seven years and is being amortized over that period using the straight-line method and has approximately four years remaining on the amortization schedule. In accordance with Accounting Standards Codification Topic 350, “Intangibles”, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment. Management performs an impairment analysis of the intangible assets with indefinite lives at least annually. The last impairment test was performed at December 31, 2008. At September 30, 2009, an interim analysis was performed and no impairment was indicated by the analysis.

Deposits

Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and non-public local time deposits, including non-public local time deposits in excess of $100, were $751,653 and represented 90.9% of total deposits at September 30, 2009. During the first nine months of 2009, the Company experienced strong growth in its core deposit base as period-end core deposits at September 30, 2009 were up $135,821 or 22.1% over December 31, 2008 and $112,214 or 17.5% over September 30, 2008. This growth was attributable to gains in both new client relationships and the deepening of existing client relationships. A summary of period-end core deposits and average core deposits by market and other deposits classified as alternative funding at September 30, 2009, December 31, 2008, and September 30, 2008 follows:

Period-End Core Deposits	Balance September 30, 2009	Balance December 31, 2008	Balance September 30, 2008
Eugene Market core deposits	$480,033	$406,098	$413,240

Portland Market core deposits	162,574	110,287	122,310

Seattle Market core deposits	109,046	99,447	103,889

Total core deposits	751,653	615,832	639,439

Other deposits	74,867	106,605	72,201

Total	$826,520	$722,437	$711,640

	Quarters Ended			Nine Months Ended
Average Core Deposits	September 30, 2009	December 31, 2008	September 30, 2008	September 30, 2009	September 30, 2008
Eugene Market core deposits	$458,122	$402,125	$400,461	$442,219	$402,132

Portland Market core deposits	159,670	115,234	117,472	137,437	113,364

Seattle Market core deposits	106,968	101,516	108,533	103,934	95,856

Total core deposits	724,760	618,875	626,466	683,590	611,352

Other deposits	84,908	72,052	71,799	84,810	51,118

Total	$809,668	$690,927	$698,265	$768,400	$662,470

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures at September 30, 2009, which were issued in conjunction with the acquisition of NWB Financial Corporation. At September 30, 2009, the entire $8,248 in junior subordinated debentures had an interest rate of 6.265% that is fixed through November 2010 and qualified as Tier 1 capital for regulatory capital purposes. Additional information regarding the terms of the junior subordinated debentures, including maturity/repricing dates and interest rate, is included in Note 12 of the Notes to Consolidated Financial Statements in the Company’s 2008 Form 10-K.

Capital Resources

Capital is the shareholders’ investment in the Company. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

On January 7, 2009, the Company successfully closed a private equity placement raising $9,635 in capital through the issuance of 750 shares of common stock. Detailed changes in the Company’s number of shares outstanding and capital can be found in this report on page 7 in the Consolidated Statement of Changes in Shareholders’ Equity.

During December 2008, the Company was granted preliminary approval under the Troubled Asset Relief Program by the Treasury to receive $30,000 of additional capital in the form of preferred stock. During the first quarter 2009, the Company announced it had determined not to participate in this program.

Banking regulations require the Company to maintain minimum levels of capital. The Company manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating). A “well capitalized” rating from the FDIC requires that the Company maintain minimum risk-based capital levels of 10% of total risk-based assets. At September 30, 2009, the Company’s total capital to risk weighted assets was 11.87% compared to 11.11% and 10.81% at December 31, 2008 and September 30, 2008, respectively. Details on the Company’s capital ratio can be found in this report in Footnote 7 to the financial statements.

The Company’s Board of Directors reviews its dividend considerations on a quarterly basis so that cash dividends, when and if declared by the Company, would typically be paid in mid-March, June, September, and December of each year. During the nine months ended September 30, 2009, the Company declared quarterly dividends of $0.10 per share paid on March 13, 2009 and June 15, 2009 to shareholders of record on March 3, 2009 and June 5, 2009, respectively as well as a dividend of $0.04 per share paid on September 15, 2009 to shareholders of record on September 4, 2009. Current guidance from the Federal Reserve provides, among other things, that dividends per share generally should not exceed earnings per share, measured over the previous four quarters. As a result, since the Company’s dividends over the last four quarters have exceeded its earnings, the Company does not expect to continue paying dividends at recent levels over the medium term, and future dividends will depend on sufficient earnings to support them and approval of appropriate bank regulatory authorities.

The Company expects that earnings retention and existing capital will be sufficient to fund organic asset growth, while maintaining a well capitalized designation from the FDIC.

Subsequent to the end of the quarter, on October 20, 2009, the Company consummated an underwritten public offering for the sale of 5,520 shares of its common stock at $8.75 per share for aggregate gross proceeds of $48,300. Net proceeds to the Company, after deducting underwriting discounts and commissions and estimated offering expenses, are expected to be approximately $45,700. The additional $45,700 of capital, utilizing September 30, 2009 pro-forma figures, improved the Company’s risk based capital ratio to 16.44%. See Footnote 9 of the Notes to Consolidated Financial Statements included herein for additional discussion of the impact of this capital raise.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit. The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2009, the Bank had $140,101 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At September 30, 2009, the Bank had $1,744 in letters of credit and financial guarantees written.

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

Core deposits represented 90.9% of total deposits at September 30, 2009 and 89.9% at September 30, 2008. During third quarter 2009, period-end core deposits increased by $45,750 over June 30, 2009 period-end core deposits. The growth in core deposits during the third quarter 2009 funded all asset growth and permitted the Company to reduce its use of alternative funding. This in turn improved the overall liquidity position of the Company. Historically, the Bank experiences accelerated growth in its core deposit base during the fourth quarter. If the typical seasonal growth occurs during fourth quarter 2009, the Company expects its liquidity position to continue to improve as loan growth is expected to continue at the current weak rate due to current economic conditions.

Borrowing lines have been established at various correspondent banks, the Federal Home Loan Bank of Seattle and with the Federal Reserve Bank of San Francisco. At September 30, 2009, the Bank had secured and unsecured borrowing lines totaling approximately $582,528 consisting of secured borrowing lines of $344,426 with the Federal Home Loan Bank of Seattle and $120,102 with the Federal Reserve Bank of San Francisco. In addition, the established unsecured borrowing lines with various correspondent banks total $118,000. The Federal Home Loan Bank borrowing line is limited to the amount of collateral pledged. At September 30, 2009, the Bank had collateral pledged to the FHLB in the form of commercial loans, commercial real estate loans and securities that had a discounted collateral value of approximately $237,138 for this line. The $120,102 borrowing line with the Federal Reserve Bank of San Francisco is secured through the pledging of commercial loans under the Bank’s Borrower-In-Custody program. At September 30, 2009, the Bank had $101,000 in borrowings outstanding from the FHLB of Seattle and $80,000 outstanding from the Federal Reserve Bank of San Francisco. In addition, the Bank had $10,000 outstanding on its unsecured overnight correspondent bank lines. The Bank’s portfolio also contains approximately $80,046 in unpledged securities and $32,958 in guaranteed government loans, which can be sold on the secondary market.

As a result of the new pledging requirements on public deposits in the states of Washington and Oregon, the Bank completely exited the CD programs in these states during second quarter 2009. These programs provided the Bank with a short-term funding option with maturities from one to six months totaling approximately $33,000. Despite exiting the state CD programs, the Bank continues to have multiple alternative funding sources and access to liquidity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Bank’s exposure to market risk. Readers are referred to the Company’s Form 10-K and the Annual Report to Shareholders for the year ended December 31, 2008, for specific discussion.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of September 30, 2009, the date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

There have not been any changes in our internal controls or in other factors during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. We are not aware of any significant deficiencies or material weaknesses in our internal controls, therefore no corrective actions were taken.

PART II. Other Information

Item 1A. Risk Factors

The following is a discussion of the most significant risks and uncertainties that may affect our business, financial condition and future results.

We cannot accurately predict the effect of the current economic downturn on our future results of operations or market price of our stock.

The national economy, and the financial services sector in particular, are currently facing challenges of a scope unprecedented in recent history. We cannot accurately predict the severity or duration of the current economic downturn, which has adversely impacted the markets we serve. Any further deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline.

The current economic downturn in the market areas we serve may continue to adversely impact our earnings and could increase our credit risk associated with our loan portfolio.

Substantially all of our loans are to businesses and individuals in western Washington and Oregon, and a continuing decline in the economies of these market areas could have a material adverse effect on our business, financial condition, and results of operations. A series of large Puget Sound-based businesses, including Microsoft, Starbucks, and Boeing, have announced or begun to implement substantial employee layoffs and scaled back plans for future growth. Additionally, the acquisition of Washington Mutual by JPMorgan Chase & Co. has resulted in substantial employee layoffs, and has resulted in a substantial increase in office space availability in downtown Seattle. Oregon has also seen a similar pattern of large layoffs in major metropolitan areas, a continued decline in housing prices, and a significant increase in the state’s unemployment rate. A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have an adverse impact, which may be material, on our business, financial condition, and results of operations:

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

We maintain an allowance for loan losses in an amount that we believe is adequate to provide for losses inherent in the portfolio. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, at any time there are loans included in the portfolio that may result in losses, but that have not yet been identified as potential problem loans. Through established credit practices, we attempt to identify deteriorating loans and adjust the loan loss reserve accordingly. However, because future events are uncertain, there may be loans that deteriorate in an accelerated time frame. As a result, future additions to the allowance at elevated levels may be necessary. Because the loan portfolio contains a number of commercial real estate loans with relatively large balances, a deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Future additions to the allowance may also be required based on changes in the financial condition of borrowers, such as have resulted due to the current, and potentially worsening, economic conditions or as a result of incorrect assumptions by management in determining the allowance for loan losses. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses would have an adverse effect, which may be material, on our financial condition and results of operations.

Concentration in real estate loans and the deterioration in the real estate markets we serve could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations.

The economic downturn is now significantly impacting our market area. We have a high degree of concentration in loans secured by real estate (see Note 4 in the Notes to Consolidated Financial Statements included in this report). Further deterioration in the local economies we serve could have a material, adverse effect on our business, financial condition and results of operations due to a weakening of our borrowers’ ability to repay these loans and a decline in the value of the collateral securing them. Our ability to sell or dispose of the underlying real estate collateral is adversely impacted by declining real estate values, which increases the likelihood we will suffer losses on defaulted loans secured by real estate. This increased likelihood of loss in the event of default would adversely affect our financial condition and results of operations, perhaps materially.

Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2008 and September 30, 2009, our non-performing loans (which includes non-accrual loans) were 0.41% and 2.70% of the loan portfolio, respectively. At December 31, 2008 and September 30, 2009, our non-performing assets (which includes foreclosed real estate) were 0.71% and 2.62% of total assets, respectively. Non-performing assets adversely affect our net income in various ways. Until economic and market conditions improve, we may expect to continue to incur losses relating to an increase in non-performing assets. We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience future increases in non-performing assets.

Tightening of credit markets and liquidity risk could adversely affect our business, financial condition and results of operations.

A tightening of the credit markets or any inability to obtain adequate funds for continued loan growth at an acceptable cost could adversely affect our asset growth and liquidity position and, therefore, our earnings capability. In addition to core deposit growth, maturity of investment securities and loan payments, the Company also relies on alternative funding sources including unsecured borrowing lines with correspondent banks, secured borrowing lines with the Federal Home Loan Bank of Seattle and the Federal Reserve Bank of San Francisco, public time certificates of deposits and out of area and brokered time certificates of deposit. Our ability to access these sources could be impaired by deterioration in our financial condition as well as factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations for the financial services industry or serious dislocation in the general credit markets. In the event such disruption should occur, our ability to access these sources could be adversely affected, both as to price and availability, which would limit, or potentially raise the cost of, the funds available to the Company.

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

The FDIC has recently proposed requiring insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 and for 2010, 2011 and 2012, and to increase the regular assessment rate by three basis points effective January 1, 2011, as a means of replenishing the deposit insurance fund. The prepayment would be collected on December 30, 2009, and would be accounted for as a prepaid expense amortized over the prepayment period. Although the FDIC could exempt institutions from the prepayment requirement when prepayment would impact the institution’s safety and soundness, the FDIC has stated it expects few exemptions to be granted, and the Company would not expect to apply for an exemption.

The FDIC has imposed a special Deposit Insurance assessment of five basis points on all insured institutions. This emergency assessment was calculated based on the insured institution’s assets at June 30, 2009, totaled $510 for the Company, and was collected on September 30, 2009

The FDIC deposit insurance fund may suffer additional losses in the future due to bank failures. There can be no assurance that there will not be additional significant deposit insurance premium increases, special assessments or prepayments in order to restore the insurance fund’s reserve ratio.

We do not expect to continue paying dividends on our common stock at recent levels over the medium term.

Our ability to pay dividends on our common stock depends on a variety of factors. On August 19, 2009 we announced a quarterly dividend of $0.04 per share, payable September 15, 2009, which is a reduction from quarterly dividends of $0.10 per share declared each quarter since the first quarter of 2008. There can be no assurance that we will be able to continue paying quarterly dividends commensurate with recent levels, if at all. Current guidance from the Federal Reserve provides, among other things, that dividends per share generally should not exceed earnings per share, measured over the previous four fiscal quarters. As a result, since our dividends over the last four fiscal quarters have exceeded our earnings, we do not expect to continue paying dividends at recent levels over the medium term, and future dividends will depend on sufficient earnings to support them and approval of appropriate bank regulatory authorities.

We may be required, in the future, to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Our securities portfolio contains whole loan private mortgage-backed securities and currently includes securities with unrecognized losses. We may continue to observe declines in the fair market value of these securities. We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles, and as of September 30, 2009, we did not recognize any securities as other than temporarily impaired. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize an impairment charge with respect to these and other holdings.

In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At September 30, 2009, we had stock in the FHLB of Seattle totaling $10.7 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB has discontinued the repurchase of their stock and discontinued the distribution of dividends. As of September 30, 2009, we did not recognize an impairment charge related to our FHLB stock holdings. There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our earnings and capital.

At September 30, 2009, we had approximately $22.0 million of goodwill on our balance sheet. In accordance with generally accepted accounting principles, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material.

We may pursue additional capital in the future, which could dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.

On October 20, 2009, we announced the consummation of a public offering of 5.52 million shares of our common stock at $8.75 per share for gross proceeds of $48.3 million. Notwithstanding this recent capital raise, from time to time, particularly in the current uncertain economic environment, we may consider alternatives for raising capital when opportunities present themselves, in order to further strengthen our capital and/or better position ourselves to take advantage of identified or potential opportunities that may arise in the future. Such alternatives may include issuance and sale of common or preferred stock, trust preferred securities, or borrowings by the Company, with proceeds contributed to the Bank. Any such capital raising alternatives could dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.

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

The capital and credit markets have been experiencing volatility and disruption for almost two years at times reaching unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If similar levels of market disruption and volatility return, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

On October 3, 2008, Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides the United States Treasury Department (“Treasury”) with broad authority to implement action intended to help restore stability and liquidity to the U.S. financial markets. The EESA also increased the amount of deposit account insurance coverage from $100,000 to $250,000 effective until December 31, 2009, which was recently extended to December 31, 2013 under the Helping Families Save Their Homes Act of 2009.

In early 2009, the Treasury also announced the Financial Stability Plan which, among other things, provides a new capital program called the Capital Assistance Program, which establishes a public-private investment fund for the purchase of troubled assets, and expands the Term Asset-Backed Securities Loan Facility. The full effect of this broad legislation on the national economy and financial institutions, particularly on mid-sized institutions like the Company, cannot now be predicted. In addition, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law on February 17, 2009, and includes, among other things, extensive new restrictions on the compensation and governance arrangements of financial institutions participating in the Treasury’s Troubled Asset Relief Program. The SEC recently has proposed expanding some of the reforms in ARRA to apply to all public companies. On October 22, 2009, the Federal Reserve proposed new guidance regarding incentive compensation at institutions it regulates, including this Company.

In summary, numerous actions have been taken by the Federal Reserve, the U.S. Congress, the Treasury, the FDIC, the SEC and others to address the liquidity and credit crisis.

We cannot accurately predict the actual effects of EESA, the ARRA, the proposed regulatory reform measures and various governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets, on the Company and on Pacific Continental Bank. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock.

Fluctuating interest rates could adversely affect our profitability.

Our profitability is dependent to a large extent upon our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our net interest margin, and, in turn, our profitability. We manage our interest rate risk within established guidelines and generally seek an asset and liability structure that insulates net interest income from large deviations attributable to changes in market rates. However, our interest rate risk management practices may not be effective in a highly volatile rate environment.

We face strong competition from financial services companies and other companies that offer banking services.

Our three major markets are in Oregon and Washington. The banking and financial services businesses in our market area are highly competitive and increased competition may adversely impact the level of our loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. These competitors include national banks, foreign banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology driven products and services. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits.

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

Anti-takeover provisions in our amended and restated articles of incorporation and bylaws and Oregon law could make a third party acquisition of us difficult.

Our amended and restated articles of incorporation contain provisions that could make it more difficult for a third party to acquire us (even if doing so would be beneficial to our shareholders) and for holders of our common stock to receive any related takeover premium for their common stock. We are also subject to certain provisions of Oregon law that could delay, deter or prevent a change in control of us. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

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

PACIFIC CONTINENTAL CORPORATION (Registrant)

Dated November 4, 2009	/s/ HAL BROWN
Hal Brown
Chief Executive Officer

Dated November 4, 2009	/s/ MICHAEL A. REYNOLDS
Michael A. Reynolds
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

31.1	302 Certification, Hal Brown, Chief Executive Officer

31.2	302 Certification, Michael A. Reynolds, Executive Vice President and Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350