Form 10-K
period 2009-12-31
PACIFIC CONTINENTAL CORP
filed 2010-03-16
CIK 1084717

 SECURITIES & EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act                    Yes   __No  X

Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act                    Yes   __No  X

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ______                      No _____

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
Large accelerated filer   __                                                                          Accelerated filer   X    Non-accelerated filer   __    Smaller Reporting Company  __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.     Yes  __                   No  X

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2009 (the last business day of the most recent second quarter) was $143,056,040 based on the closing price as quoted on the NASDAQ Global Market on that date.

The number of shares outstanding of the registrant’s common stock, no par value, as of March 5, 2010, was 18,393,773.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from the registrant’s definitive proxy statement for the 2010 annual meeting of shareholders.

PACIFIC CONTINENTAL CORPORATION
FORM 10-K
ANNUAL REPORT
TABLE OF CONTENTS

PART 1		Page
Item 1:	Business	3

Item 1a:	Risk Factors	17

Item 1b:	Unresolved Staff Comments	21

Item 2:	Properties	21

Item 3:	Legal Proceedings	22

PART II

Item 4:	Market for Company’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities	22

Item 5:	Selected Financial Data	25

Item 6:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 6a:	Quantitative and Qualitative Disclosures about Market Risk	42

Item 7:	Financial Statements and Supplementary Data	44

Item 8:	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	75

Item 8a:	Controls and Procedures	75

Item 8b:	Other Information	76

PART III	(Items 10 through 14 are incorporated by reference from Pacific Continental Corporation’s definitive proxy statement for the annual meeting of shareholders scheduled for April 19, 2010)

Item 9:	Directors, Executive Officers and Corporate Governance	76

Item 10:	Executive Compensation	76

Item 11:	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	76

Item 12:	Certain Relationships, Related Transactions and Director Independence	76

Item 13:	Principal Accounting Fees and Services	77

PART IV

Item 14:	Exhibits and Financial Statement Schedules	77

SIGNATURES		79

CERTIFICATIONS		80

PART I

Item 1.                      Business

General

Pacific Continental Corporation (the “Company” or the “Registrant”) is an Oregon corporation and registered bank holding company located in Eugene, Oregon.  The Company was organized on June 7, 1999, pursuant to a holding company reorganization of Pacific Continental Bank, its wholly-owned subsidiary (“the Bank”).

The Company’s principal business activities are conducted through the Bank, an Oregon state-chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”).   The Bank has two subsidiaries, PCB Service Corporation (presently inactive), which formerly held and managed Bank property, and PCB Loan Services (presently inactive), which formerly managed certain other real estate owned.

The Bank operates in three primary markets: Portland, Oregon / Southwest Washington; Seattle, Washington; and Eugene, Oregon.  At December 31, 2009, the Bank operated fourteen full-service offices in six Oregon and three Washington cities.

Results

For the year ended December 31, 2009, the consolidated net loss of the Company was $4.9 million or $0.35 per diluted share.  The net loss in 2009 was due to the elevated $36.0 million provision for loan losses.  At December 31, 2009, the consolidated shareholders’ equity of the Company was $165.7 million with 18.4 million shares outstanding and a book value of $9.01 per share.  Total assets were $1,199.1 million.  Loans net of allowance for loan losses and unearned fees, were $931.0 million at December 31, 2009 and represented 77.6% of total assets.  Deposits totaled $827.9 million at year-end 2009 with core deposits representing 93.2% or $772.0 million of total deposits.  Core deposits are defined as all deposits gathered locally and include local time deposits over $100 thousand.  During the year 2009, the Company successfully raised $55.3 million in new capital through a private offering and a public offering.  On January 7, 2009, the Company announced completion of a private placement of 750 thousand shares of common stock at $13.50 per share.  The net proceeds from the offering, after underwriting discounts and transaction costs, were approximately $9.6 million. Due to this successful capital raise in private equity markets, on January 14, 2009, the Company announced that it had declined to participate in the US Treasury Capital Purchase Program despite receiving  preliminary approval from the US Treasury to receive up to $30 million in new capital through issuance of preferred stock.  On October 20, 2009, the Company announced that it had raised approximately $45.7 million of capital, net of underwriting discounts and transaction costs, through an underwritten public offering by issuing 5.52 million shares of its common stock at a price of $8.75 per share.  At December 31, 2009, the Company had a tier 1 leverage capital ratio, tier 1 risk-based capital ratio, and total risk-based capital ratio, of 13.66%, 14.38%, and 15.63%, respectively, all of which are significantly above the minimum “well-capitalized” level for all capital ratios under FDIC guidelines of 5%, 6%, and 10%, respectively.  For more information regarding the Company’s financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” in sections 6 and 7 of this Form 10-K.

THE BANK

General

The Bank commenced operations on August 15, 1972.  At December 31, 2009, the Bank operated fourteen banking offices in Oregon and Washington.  The primary business strategy of the Bank is to operate in large commercial markets and to provide comprehensive banking and related services tailored to community-based business, not-for-profits, professional service providers and banking services for business owners and executives.  The Bank emphasizes the diversity of its product lines, high levels of personal service, and through technology, offers convenient access typically associated with larger financial institutions, while maintaining local decision-making authority and market knowledge, typical of a local community bank.  More information on the Bank and its banking services can be found on its Website.  The Bank operates under the banking laws of the State of Oregon, State of Washington and the rules and regulations of the FDIC and the Federal Reserve Bank of San Francisco.

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

Competition

Commercial banking in the states of Oregon and Washington is highly competitive with respect to providing banking services, including making loans and attracting deposits.  The Bank competes with other banks, as well as with savings and loan associations, savings banks, credit unions, mortgage companies, investment banks, insurance companies, and other financial institutions.  Banking in Oregon and Washington is dominated by several large banking institutions, including U.S. Bank, Wells Fargo Bank, Bank of America, Key Bank and Chase, which together account for a majority of the total commercial and savings bank deposits in Oregon and Washington.  These competitors have significantly greater financial resources and offer a much greater number of branch locations.  The Bank has attempted to offset the advantage of the larger competitors by focusing on certain market segments, providing high levels of customization and personal service, and tailoring its technology, products, and services to the specific market segments that the Bank serves.

In addition to larger institutions, numerous “community” banks and credit unions have been formed, expanded or moved into the Bank’s three primary areas and have developed a similar focus to the Bank.  These institutions have further increased competition in all three of the Bank’s primary markets.  This number of similar financial institutions and an increased focus by larger institutions in the Bank’s primary markets has led to intensified competition in all aspects of the Bank’s business, particularly in the area of loan and deposit pricing.

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

The financial services industry has experienced widespread consolidation over the last decade and more recently this consolidation has accelerated due to closures of banks by the FDIC.  The Company anticipates that consolidation among financial institutions in its market area will continue.  In particular, the current economic conditions suggest a number of bank failures are possible in the Company’s market areas that will contribute to consolidation in the industry.  The Company seeks acquisition opportunities, including FDIC assisted transactions, from time to time, in its existing markets and in new markets of strategic importance.  However, other financial institutions aggressively compete against the Bank in the acquisition market.   Some of these institutions may have greater access to capital markets, larger cash reserves, and stock for use in acquisitions that is more liquid and more highly valued by the market.

Services Provided

The Bank offers a full array of financial service products to meet the banking needs of its targeted segments in the market areas served.  The Bank regularly reviews the profitability and desirability of various product offerings, particularly new product offerings, to assure on-going viability.

Deposit Services

The Bank offers a full range of deposit services that are typically available in most banks and other financial institutions, including checking, savings, money market accounts, and time deposits.  The transaction accounts and time deposits are tailored to the Bank’s primary markets and market segments at rates competitive with those offered in the area.  Additional deposits are generated through national networks for institutional deposits  All deposit accounts are insured by the FDIC to the maximum amount permitted by law.

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

Lending Activities

The Bank emphasizes specific areas of lending within its primary market areas: loans to community-based businesses, professional service providers, not-for-profit organizations and banking services for business owners and executives.

Commercial loans, secured and unsecured, are made primarily to professionals, community-based businesses, and not-for-profit organizations.  These loans are available for general operating purposes, acquisition of fixed assets, purchases of equipment and machinery, financing of inventory and accounts receivable, and other business purposes.  The Bank also originates Small Business Administration (“SBA”) loans and is a national preferred lender.

Within its primary markets, the Bank originates permanent and construction loans financing commercial facilities and pre-sold, custom, and speculative home construction.  The major thrust of residential construction lending is smaller in-fill construction projects consisting of single-family residences.  However, due to the rapid deterioration in the national and regional housing market, the Bank severely restricted lending on speculative home construction and significantly reduced its exposure to residential construction lending.  In addition, due to the economic recession and softness in commercial real estate markets, the Bank has taken steps to reduce its exposure to commercial real estate loans, both for construction of new facilities and permanent loans for commercial facilities, particularly investor-owned facilities.  The focus of the Bank’s commercial real estate lending activities is primarily on owner-occupied facilities.  The Bank also finances requests for multi-family residences.

Inter-agency guidelines adopted by federal bank regulators mandate that financial institutions establish real estate lending policies with maximum allowable real estate loan-to-value limits, subject to an allowable amount of non-conforming loans as a percentage of capital.  The Board of Directors has approved specific lending policies and procedures for the Bank, and management is responsible for implementation of the policies.  The lending policies and procedures include guidelines for loan term, loan-to-value ratios that are within established federal banking guidelines, collateral appraisals, and cash flow coverage.  The loan policies also vest varying levels of loan authority in management, the Bank’s Loan Committee, and the Board of Directors.  Bank management monitors lending activities through management meetings, loan committee meetings, monthly reporting, and periodic review of loans by third-party contractors.

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

Merchant and Card Services

The Bank provides merchant card payment services, through an outside processor, for its client base, including  community-based businesses, not-for-profits, and professional service providers.  This includes processing of credit card transactions and issuance of business credit cards.  This service is an integral part of the Bank’s strategy to focus on marketing to community-based business, not-for-profits, and professional service providers.  During 2009, the Company processed approximately $190 million in credit card transactions for its merchant clients.   The Bank also offers credit card services to its business customers and uses an outside vendor for credit card processing.  The Bank does not issue credit cards to individuals.

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

Subsequent to the end of the year, the Bank entered into an agreement with Money Pass, an ATM network provider.  This agreement will permit all Bank customers to use Money Pass ATM’s located throughout the country at no charge to the customer.

Employees

At December 31, 2009, the Bank employed 254 full-time equivalent  (FTE) employees with 26 FTE’s in the Seattle market, 53 FTE’s in the Portland market, 82 FTE’s in the Eugene market, and 93 FTE’s in administrative functions located in Eugene, Oregon.  None of these employees are represented by labor unions, and management believes that the Company’s relationship with employees is good.  The Company emphasizes a positive work environment for its employees, which is validated by recognition from independent third parties.  During 2009, the Bank was recognized for the eighth consecutive year by Oregon Business Magazine as one of Oregon’s Best 100 Companies for which to work, and was the highest rated financial institution in the state.  In 2004, the Bank was named as the number one small company (employees under 250) to work for in the State of Oregon by Oregon Business Magazine.  The Bank and its employees have also been recognized for their involvement in the community.  Management continually strives to retain and attract top talent as well as provide career development opportunities to enhance skill levels.  A number of benefit programs are available to eligible employees, including group medical plans, paid sick leave, paid vacation, group life insurance, 401(k) plan, and equity compensation plans.

Supervision and Regulation

General

The following discussion provides an overview of certain elements of the extensive regulatory framework applicable to the Company and the Bank. This regulatory framework is primarily designed for the protection of depositors, federal deposit insurance funds and the banking system as a whole, rather than specifically for the protection of shareholders. Due to the breadth and growth of this regulatory framework, our costs of compliance continue to increase in order to monitor and satisfy these requirements.

To the extent that this section describes statutory and regulatory provisions, it is qualified by reference to those provisions. These statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to us, including the interpretation or implementation thereof, could have a material effect on our business or operations. Recently, in light of the recent financial crisis, numerous proposals to modify or expand banking regulation have surfaced. Based on past history, if any are approved, they will add to the complexity and cost of our business.

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

Transactions with Affiliates.  Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities, and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.

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

State Law Restrictions.  As an Oregon corporation, the Company is subject to certain limitations and restrictions under applicable Oregon corporate law. For example, state law restrictions and limitations in Oregon include indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records and minutes, and observance of certain corporate formalities.

Federal and State Regulation of Pacific Continental Bank

General.  The Bank is an Oregon commercial bank operating in Oregon and Washington with deposits insured by the FDIC.  As a result, the Bank is subject to supervision and regulation by the Oregon Department of Consumer and Business Services and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices. Additionally, the Bank’s branches in Washington are subject to supervision and regulation by the Washington Department of Financial Institutions and must comply with applicable Washington laws regarding community reinvestment, consumer protection, fair lending, and intrastate branching.

Community Reinvestment.  The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. A bank’s community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions and applications to open a branch or facility.

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

Regulation of Management.  Federal law (i) sets forth circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency; (ii) places restraints on lending by a bank to its executive officers, directors, principal shareholders and their related interests; and (iii) prohibits management personnel of a bank from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

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

Oregon and Washington have both enacted “opting in” legislation in accordance with the Interstate Act, allowing banks to engage in interstate merger transactions, subject to certain “aging” requirements. Oregon restricts an out-of-state bank from opening de novo branches. However, once an out-of-state bank has acquired a bank within Oregon, either through merger or acquisition of all or substantially all of the bank’s assets or through authorized de novo branching, the out-of-state bank may open additional branches within Oregon. Under Washington law, an out-of-state bank may, subject to Department of Financial Institutions’ approval, open de novo branches in Washington or acquire an in-state branch so long as the home state of the out-of-state bank has reciprocal laws with respect to de novo branching or branch acquisitions.

Dividends

The principal source of the Company’s cash is from dividends received from the Bank, which are subject to government regulation and limitations. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Oregon law also limits a bank’s ability to pay dividends that are greater than retained earnings without approval of the applicable state regulators.  Current guidance from the Federal Reserve provides, among other things, that dividends per share generally should not exceed earnings per share, measured over the previous four fiscal quarters.  As a result, since the dividends paid to shareholders over the last four fiscal quarters have exceeded the Company’s earnings, the Company does not expect to continue paying dividends at historic levels over the medium term, and future dividends will depend on sufficient earnings to support them and approval of appropriate bank regulatory authorities.

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

Prompt Corrective Action.  Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.”  Institutions that are “undercapitalized” or lower are subject to certain mandatory supervisory corrective actions. During these challenging economic times, the federal banking regulators have actively enforced these provisions.

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

Banks are subject to periodic examinations by their primary regulators. Bank examinations have evolved from reliance on transaction testing in assessing a bank’s condition to a risk-focused approach. These examinations are extensive and cover the entire breadth of operations of the bank. Generally, safety and soundness examinations occur on an 18-month cycle for banks under $500 million in total assets that are well capitalized and without regulatory issues, and 12-months otherwise. Examinations alternate between the federal and state bank regulatory agency or may occur on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examinations. However, the examination authority of the Federal Reserve and the FDIC allows them to examine supervised banks as frequently as deemed necessary based on the condition of the bank or as a result of certain triggering events.  Subsequent to December 31, 2009, and based on its annual safety and soundness examination completed by the FDIC in mid-September, the Bank entered into an informal agreement with the FDIC and the Oregon Department of Consumer and Business Services, which outlined specific areas of improvement primarily related to capital levels and levels of classified assets.  In addition, the agreement requires the Company and the Bank to obtain permission for dividends from the Bank to the Company and cash dividends to shareholders prior to declaration and payment.  At December 31, 2009, management believes it has achieved all objectives and improvements requested in the agreement.

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

Anti-terrorism Legislation

USA Patriot Act of 2001.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, intended to combat terrorism, was renewed with certain amendments in 2006 (the “Patriot Act”).  Certain provisions of the Patriot Act were made permanent and other sections were made subject to extended “sunset” provisions. The Patriot Act, in relevant part, (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports.  The Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records.  While the Patriot Act has had minimal effect on our record keeping and reporting expenses, we do not believe that the renewal and amendment will have a material adverse effect on our business or operations.

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

Insurance of Deposit Accounts. The EESA included a provision for a temporary increase from $100,000 to $250,000 per depositor in deposit insurance effective October 3, 2008 through December 31, 2013. After December 31, 2013, deposit accounts are expected to again be insured by the FDIC, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.

Deposit Insurance Assessments.  The FDIC imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution’s deposits. In December, 2008, the FDIC adopted a rule that raises the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009.  In February 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009 at 12 to 45 basis points.  The rule also gives the FDIC the authority to, as necessary, implement emergency special assessments to maintain the deposit insurance fund.  On November 12, 2009, the FDIC approved a final rule requiring all FDIC-insured depository institutions to prepay estimated quarterly assessments for the fourth quarter 2009 and for all of 2010, 2011, and 2012.  The prepayment was collected on December 30, 2009, along with the institutions’ regular quarterly deposit insurance assessments for the third quarter 2009.  For the fourth quarter of 2009 and all of 2010, the prepaid assessments will be based on an institution’s total base assessment rate in effect on September 30, 2009.  That rate will be increased by 3 basis points for 2011 and 2012 prepayments.  The prepaid assessments will be accounted for as prepaid expense amortized over the three year period.

Troubled Asset Relief Program. Pursuant to the EESA, the Treasury has the ability to purchase or insure up to $700 billion in troubled assets held by financial institutions under the Troubled Asset Relief Program (“TARP”). On October 14, 2008, the Treasury announced it would initially purchase equity stakes in financial institutions under a Capital Purchase Program (the “CPP”) of up to $350 billion of the $700 billion authorized under the TARP legislation. The CPP provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions, as well as a warrant to purchase common stock. The program is voluntary and requires an institution to comply with a number of restrictions and provision, including limits on executive compensation, stock redemptions, and declaration of dividends.  After receiving preliminary approval from the US Treasury Department to participate in the CPP, the Company elected not to participate in light of its capital position and due to its ability to raise capital successfully in private equity markets.

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

Proposed Legislation

Proposed legislation that may affect the Company and the Bank is introduced in almost every legislative session.  Certain of such legislation could dramatically affect the regulation of the banking industry.  In light of the 2008 financial crisis, legislation reshaping the regulatory landscape for financial institutions has been proposed.  A current proposal includes measures aimed to prevent another financial crisis like the one in 2008 by forming a federal regulatory body to protect the interests of consumers by preventing abusive and risky lending practices, increasing supervision and regulation on financial firms deemed too big to fail, giving shareholders an advisory vote on executive pay, and regulating complex derivative instruments.  We cannot predict if any such legislation will be adopted or if it is adopted how it would affect the business of the Bank or the Company.  Past history has demonstrated that new legislation or changes to existing laws or regulations usually results in a greater compliance burden and therefore generally increases the cost of doing business.

Effects of Government Monetary Policy

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy for such purposes as curbing inflation and combating recession, and its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies, and their impact on us cannot be predicted with certainty.

Statistical Information

All dollar amounts in the following sections are in thousands except where otherwise indicated.

Selected Quarterly Information

The following chart contains data for the last eight quarters ended December 31, 2009. All data, except per share data, is in thousands of dollars.

YEAR	2009				2008
QUARTER	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$17,079	$16,982	$16,555	$16,259	$16,544	$16,680	$16,215	$16,506
Interest expense	3,295	3,265	3,168	3,108	3,350	4,377	4,057	4,890
Net interest income	13,784	13,717	13,387	13,151	13,194	12,203	12,158	11,616
Provision for loan loss	7,000	8,300	19,200	1,500	1,050	1,050	925	575
Noninterest income	1,079	1,109	1,196	1,021	1,042	1,047	1,163	1,017
Noninterest expense	7,452	7,014	8,646	8,050	7,435	7,497	7,463	7,167
Net income (loss)	24	279	(8,129)	2,947	3,833	3,020	3,007	3,079

PER COMMON
SHARE DATA
Net income (loss) \(basic)	$-	$0.02	$(0.63)	$0.23	$0.32	$0.25	$0.25	$0.26
Net income (loss) (diluted)	$-	$0.02	$(0.63)	$0.23	$0.32	$0.25	$0.25	$0.26
Cash dividends	$0.01	$0.04	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	16,863	12,873	12,873	12,812	12,039	11,978	11,963	11,940
Diluted	16,904	12,909	12,873	12,857	12,095	12,034	12,030	12,006

Investment Portfolio

The following chart contains information regarding the Company’s investment portfolio.  All of the Company’s investment securities are accounted for as available-for-sale and are reported at estimated fair value.  The difference between estimated fair value and amortized cost, net of deferred taxes, is recorded as a separate component of shareholders’ equity.

INVESTMENT PORTFOLIO
ESTIMATED FAIR VALUE

	December 31,
	2009	2008	2007
	(dollars in thousands)

U.S. Treasury, U.S. Government agencies and corporations	$5,000	$2,029	$10,541
Obligations of states and political subdivisions	6,709	7,485	7,514
Other mortgage-backed securities	155,909	45,419	35,939
Total	$167,618	$54,933	$53,994

The following chart presents the fair value of each investment category by maturity date and includes a weighted average yield for each period.  Mortgage-backed securities have been classified based on their December 31, 2009 projected average life.

SECURITIES AVAILABLE-FOR-SALE

			After One		After Five
			Year But		Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
US Treasury, US Government
agencies and agency
mortgage-backed securities	$33,110	3.10%	$119,762	3.72%	$6,944	5.03%	$1,093	5.55%
Obligations of states and
political subdivisions	-	-	2,301	3.92%	4,408	3.75%	-	-
Total	$33,110	3.10%	$122,063	3.72%	$11,352	4.54%	$1,093	5.55%

Loan Portfolio

Loans represent a significant portion of the Company’s total assets.  Average balance and average rates paid by category of loan for the fourth quarter and full year 2009 is included in the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included later in this report.  The following table contains information related to the Company’s loan portfolio for the five-year periods ended December 31, 2009.

LOAN PORTFOLIO

	December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)

Commercial loans	$239,450	$233,513	$188,940	$169,566	$160,988
Real estate loans	699,539	717,119	627,140	590,855	507,479
Consumer loans	6,763	7,455	8,226	9,168	12,463
	945,752	958,087	824,306	769,589	680,930
Deferred loan origination fees, net	(1,388)	(1,730)	(1,984)	(2,489)	(2,609)
	944,364	956,357	822,322	767,100	678,321
Allowance for loan losses	(13,367)	(10,980)	(8,675)	(8,284)	(7,792)
	$930,997	$945,377	$813,647	$758,816	$670,529

The following table presents loan portfolio information by loan category related to maturity and repricing sensitivity.  Variable rate loans are included in the time frame in which the interest rate on the loan could be first adjusted.  At December 31, 2009, the Bank had approximately $280,000 of variable rate loans at their floors that are included in the analysis below.

MATURITY AND REPRICING DATA FOR LOANS

	Commercial	Real Estate	Consumer	Total
	(dollars in thousands)
Three months or less	$64,729	$220,262	$4,310	$289,301
Over three months through 12 months	9,461	41,458	547	51,466
Over 1 year through 3 years	25,615	172,006	450	198,071
Over 3 years through 5 years	55,569	208,820	774	265,163
Over 5 years through 15 years	84,076	41,889	489	126,454
Thereafter	-	15,104	193	15,297
Total loans	$239,450	$699,539	$6,763	$945,752

Loan Concentrations

At December 31, 2009, loans to dental professionals totaled $158,433 and represented 16.8% of outstanding loans.  At December 31, 2009, residential construction loans totaled $41,714 and represented 4.4% of outstanding loans.  In addition, at December 31, 2009, unfunded loan commitments for residential construction totaled $9,948.  Approximately 75% of the Bank’s loans are secured by real estate. Management believes the granular nature of the portfolio, from industry mix, geographic location and loan size, continues to disperse risk concentration to some degree.

Nonperforming Assets

The following table presents nonperforming loans and assets as of the date shown.

NONPERFORMING ASSETS

	December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)

Nonaccrual loans	$32,792	$4,137	$4,122	$-	$180
90 or more days past due and still accruing	-	-	-	-	-
Total nonperforming loans	32,792	4,137	4,122	-	180
Government guarantees	(446)	(239)	(451)	-	(28)
Net nonperforming loans	32,346	3,898	3,671	-	152
Other Real Estate Owned	4,224	3,806	423	-	131
Total nonperforming assets	$36,570	$7,704	$4,094	$-	$283

Nonperforming assets as a percentage of
of total assets	3.05%	0.71%	0.43%	0.00%	0.04%

If interest on nonaccrual loans had been accrued, such income would have been approximately $2,611, $173, and $140, respectively, for years 2009, 2008 and 2007.

Allowance for Loan Loss

The following chart presents information about the Company’s allowance for loan losses.  Management and the Board of Directors evaluate the allowance monthly and consider the amount to be adequate to absorb possible loan losses.

ALLOWANCE FOR LOAN LOSS

	December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)

Balance at beginning of year	$10,980	$8,675	$8,284	$7,792	$5,224
Charges to the allowance
Real estate loans	(25,449)	(1,235)	-	-	(214)
Consumer loans	(198)	(118)	(46)	(71)	(106)
Commercial	(8,234)	(124)	(350)	(152)	(316)
Total charges to the allowance	(33,881)	(1,477)	(396)	(223)	(636)
Recoveries against the allowance
Real estate loans	203	128	15	4	37
Consumer loans	9	23	27	20	56
Commercial	56	31	20	91	31
Total recoveries against the allowance	268	182	62	115	124

Acquisition	-	-	-	-	2,014
Provisions	36,000	3,600	725	600	1,100
Unfunded commitments *	-	-	-	-	(34)
Balance at end of the year	$13,367	$10,980	$8,675	$8,284	$7,792

Net charge offs as a percentage of total
average loans	3.50%	0.15%	0.04%	0.01%	0.10%

* Allowance for unfunded commitments is presented as part of the other liabilities in the balance sheet and has been omitted from this table since implementation of this accounting practice in 2005.

The following table sets forth the allowance for loan losses allocated by loan type at December 31, 2009:

	December 31,
	2009	% of Total	2008	% of Total
Real estate loans	$ 8,660	64.8%	$ 7,586	69.1%
Consumer loans	66	0.5%	63	0.6%
Commercial	2,557	19.1%	2,253	20.5%
Unallocated	2,084	15.6%	1,078	9.8%

Allowance for loan losses	$ 13,367	100.0%	$ 10,980	100.0%

During 2009, the Bank recorded a provision for loan losses of $36,000 compared to $3,600 for the year 2008.  The increase in the loan loss provision was related to charge offs and deterioration in the overall credit quality of the loan portfolio, primarily in residential and commercial real estate loans.  At December 31, 2009, the recorded investment in certain loans totaling $58,861, net of government guarantees, was considered impaired.  Of the total impaired loans at December 31, 2009, $32,346 were on nonaccrual status with a specific reserve of $1,048 provided for in the ending allowance for loan losses.

While the Bank saw some positive trends in fourth quarter 2009 with regard to the overall credit quality of the loan portfolio, management cannot predict the level of the provision for loan losses, the level of the allowance for loan losses, nor the level of nonperforming assets in future quarters as a result of uncertain economic conditions.  At December 31, 2009, and as shown above, the Bank’s unallocated reserves were $2,084 or 15.6% of the total allowance for loan losses at year end.  Management believes that the allowance for loan losses at December 31, 2009 is adequate and this level of unallocated reserves was prudent in light of the economic conditions and uncertainty that exists in the Northwest markets that the Bank serves.

Deposits

Deposits represent a significant portion of the Company’s liabilities.  Average balance and average rates paid by category of deposit is included in the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.  The chart below details the Company’s time deposits at December 31, 2009.  The Company does not have any foreign deposits.  Variable rate deposits are listed by first repricing opportunity.

TIME DEPOSITS

	Time Deposits	Time Deposits
	of $100,000 Or More	of less than $100,000	Total Time Deposits
	(dollars in thousands)

2010	$40,739	$58,592	$99,331
2011	21,950	20,872	42,822
2012	1,949	463	2,412
2013	3,191	1,720	4,911
2014	100	283	383
Thereafter	102	-	102
	$68,031	$81,930	$149,961

Borrowings

The Company uses short-term borrowings to fund fluctuations in deposits and loan demand.  The Company’s subsidiary, Pacific Continental Bank, has access to both secured and unsecured overnight borrowing lines.  The secured borrowing lines are collateralized by both loans and securities.  At December 31, 2009, the Bank had secured borrowing lines totaling approximately $360,000 with the Federal Home Loan Bank of Seattle (“FHLB”).  The borrowing line at the FHLB is limited by the lesser of the value of collateral pledged or amount of FHLB stock held.  At present, the borrowing line is limited by the amount of stock held, which limits total borrowings at the FHLB to $239,089.  The borrowing line with the Federal Reserve Bank of San Francisco (“FRB”) is limited by the value of collateral pledged, which at December 31, 2009 was $110,756.  At December 31, 2009, the Bank also had unsecured borrowing lines with various correspondent banks totaling $75,000.  At December 31, 2009, there was $231,820 available on secured and unsecured borrowing lines with the FHLB, FRB, and various correspondent banks.
SHORT-TERM BORROWINGS

	2009	2008	2007	2006
	(dollars in thousands)
Federal Funds Purchased, FHLB CMA, Federal Reserve,
& Short Term Advances
Average interest rate
At year end	0.34%	0.48%	4.39%	5.55%
For the year	0.49%	2.25%	5.25%	5.31%
Average amount outstanding for the year	$144,026	$182,301	$93,733	$73,171
Maximum amount outstanding at any month end	$212,001	$213,225	$151,360	$99,410
Amount outstanding at year end	$118,025	$193,000	$151,360	$99,410

In addition to the short-term borrowings, at December 31, 2009, the Bank had other FHLB borrowings totaling $75,000 with a weighted average interest rate of 3.32% and a remaining average maturity of approximately 2.8 years. More information on long-term borrowings can be found in the Selected Financial Data in Item 5 and in Note 9 in the Consolidated Financial Statements in Item 7 below.

The Company’s other long-term borrowings consist of $8,248 in junior subordinated debentures originated on November 28, 2005 and due on January 7, 2036.  The interest rate on the debentures is 6.265% until November 2010 after which it is converted to a floating rate of three-month LIBOR plus 135 basis points.

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

Substantially all of our loans are to businesses and individuals in western Washington and Oregon, and a continuing decline in the economies of these market areas could have a material adverse effect on our business, financial condition, and results of operations.  A series of large Puget Sound-based businesses, including Microsoft, Starbucks, and Boeing, have implemented substantial employee layoffs and scaled back plans for future growth.  Additionally, the acquisition of Washington Mutual by JPMorgan Chase & Co. has resulted in substantial employee layoffs, and has resulted in a substantial increase in office space availability in downtown Seattle.  Oregon has also seen a similar pattern of large layoffs in major metropolitan areas, a continued decline in housing prices, and a significant increase in the state’s unemployment rate.  A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have an adverse impact, which may be material, on our business, financial condition, and results of operations:

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

We maintain an allowance for loan losses in an amount that we believe is adequate to provide for losses inherent in our loan portfolio.  While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, at any time there are loans included in the portfolio that may result in losses, but that have not yet been identified as potential problem loans.  Through established credit practices, we attempt to identify deteriorating loans and adjust the loan loss reserve accordingly.  However, because future events are uncertain, there may be loans that deteriorate in an accelerated time frame.  As a result, future additions to the allowance at elevated levels may be necessary.  Because the loan portfolio contains a number of commercial real estate loans with relatively large balances, deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses.  Future additions to the allowance may also be required based on changes in the financial condition of borrowers, such as have resulted due to the current, and potentially worsening, economic conditions or as a result of incorrect assumptions by management in determining the allowance for loan losses.  Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses.  These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours.  Any increase in the allowance for loan losses would have an adverse effect, which may be material, on our financial condition and results of operations.

Concentration in real estate loans and the deterioration in the real estate markets we serve could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations.

The economic downturn is significantly impacting our market area.  We have a high degree of concentration in loans secured by real estate (see Note 3 in the Notes to Consolidated Financial Statements included in this report).  Further deterioration in the local economies we serve could have a material adverse effect on our business, financial condition and results of operations due to a weakening of our borrowers’ ability to repay these loans and a decline in the value of the collateral securing them.  Our ability to recover on these loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining real estate values, which increases the likelihood we will suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the allowance for loan losses.  This, in turn, could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations, perhaps materially.

Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2009, our non-performing loans (which include all non-accrual loans, net of government guarantees) were 3.43% of the loan portfolio.  At December 31, 2009, our non-performing assets (which include foreclosed real estate) were 3.05% of total assets.  These levels of non-performing loans and assets are at elevated levels compared to historical norms.  Non-performing loans and assets adversely affect our net income in various ways.  Until economic and market conditions improve, we may expect to continue to incur losses relating to non-performing assets.  We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss.  An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile.  While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially.  In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.  There can be no assurance that we will not experience future increases in non-performing assets.

Tightening of credit markets and liquidity risk could adversely affect our business, financial condition and results of operations.

A tightening of the credit markets or any inability to obtain adequate funds for continued loan growth at an acceptable cost could adversely affect our asset growth and liquidity position and, therefore, our earnings capability.  In addition to core deposit growth, maturity of investment securities and loan payments, the Company also relies on wholesale funding sources including unsecured borrowing lines with correspondent banks, secured borrowing lines with the Federal Home Loan Bank of Seattle and the Federal Reserve Bank of San Francisco, public time certificates of deposits and out of area and brokered time certificates of deposit.  Our ability to access these sources could be impaired by deterioration in our financial condition as well as factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations for the financial services industry or serious dislocation in the general credit markets.  In the event such disruption should occur, our ability to access these sources could be adversely affected, both as to price and availability, which would limit, or potentially raise the cost of, the funds available to the Company.

The FDIC has increased insurance premiums to rebuild and maintain the federal deposit insurance fund and there may be additional future premium increases and special assessments.

The FDIC adopted a final rule revising its risk-based assessment system, effective April 1, 2009.  The changes to the assessment system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits.  The revisions effectively result in a range of possible assessments under the risk-based system of 7 to 77.5 basis points.  The potential increase in FDIC insurance premiums will add to our cost of operations and could have a significant impact on the Company.

The FDIC also has recently required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 and for 2010, 2011 and 2012, and increased the regular assessment rate by three basis points effective January 1, 2011, as a means of replenishing the deposit insurance fund.  The prepayment totaling $6.2 million was collected from the Bank on December 30, 2009, and was accounted for as a prepaid expense amortized over the assessment periods.

The FDIC also recently imposed a special Deposit Insurance assessment of five basis points on all insured institutions.  This emergency assessment was calculated based on the insured institution’s assets at June 30, 2009, totaled $510 for the Bank, and was collected on September 30, 2009.

The FDIC deposit insurance fund may suffer additional losses in the future due to bank failures.  There can be no assurance that there will not be additional significant deposit insurance premium increases, special assessments or prepayments in order to restore the insurance fund’s reserve ratio.  Any significant premium increases or special assessments could have a material adverse effect on our financial condition and results of operations.

We do not expect to continue paying dividends on our common stock at historic levels over the medium term.

Our ability to pay dividends on our common stock depends on a variety of factors.  On November 18, 2009, we announced a quarterly dividend of $0.01 per share, payable December 15, 2009, which was a reduction from the prior quarter’s dividend of $0.04 per share and quarterly dividends of $0.10 per share declared each prior quarter since the first quarter of 2008.  There can be no assurance that we will be able to continue paying quarterly dividends commensurate with recent levels, if at all.  Current guidance from the Federal Reserve provides, among other things, that dividends per share generally should not exceed earnings per share, measured over the previous four fiscal quarters.  As a result, since our dividends over the last four fiscal quarters have exceeded our earnings, we do not expect to continue paying dividends at historic levels over the medium term, and future dividends will depend on sufficient earnings to support them and approval of appropriate bank regulatory authorities.

We may be required, in the future, to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Our securities portfolio contains whole loan private mortgage-backed securities and currently includes securities with unrecognized losses.  We may continue to observe volatility in the fair market value of these securities.  We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles, and as of December 31, 2009, we did not recognize any securities as other than temporarily impaired.  There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize an impairment charge with respect to these and other holdings.

In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB.  At December 31, 2009, we had stock in the FHLB of Seattle totaling approximately $10.7 million.  The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  The FHLB has discontinued the repurchase of their stock and discontinued the distribution of dividends.  As of December 31, 2009, we did not recognize an impairment charge related to our FHLB stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our earnings and capital.

At December 31, 2009, we had approximately $22.0 million of goodwill on our balance sheet.  In accordance with generally accepted accounting principles, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists.  Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions.  There can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material.  At December 31, 2009, we did not recognize an impairment charge related to our goodwill.

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

From time to time over the last two of years, the capital and credit markets have experienced volatility and disruption at unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.  If similar levels of market disruption and volatility return, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

We operate in a highly regulated environment and we cannot predict the effect of recent and pending federal legislation.

As discussed more fully in the section entitled “Supervision and Regulation”, we are subject to extensive regulation, supervision and examination by federal and state banking authorities.  In addition, as a publicly traded company, we are subject to regulation by the Securities and Exchange Commission.  Any change in applicable regulations or federal, state or local legislation could have a substantial impact on us and our operations.  Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations.  In that regard, proposals for legislation restructuring the regulation of the financial services industry are currently under consideration.  Adoption of such proposals could, among other things, increase the overall costs of regulatory compliance.  Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties.  Recently, these powers have been utilized more frequently due to the serious national, regional and local economic conditions we are facing.  The exercise of regulatory authority may have a negative impact on our financial condition and results of operations.

We cannot accurately predict the actual effects of recent legislation or the proposed regulatory reform measures and various governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets, on the Company and on the Bank. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock.

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

PART II

ITEM 4     Market for Company’s Common Equity, Related Shareholder Matters and Purchases of Equity Securities

Issuer Purchases of Securities

The Company did not repurchase any shares of its common stock during the fourth quarter of 2009.  During the fourth quarter 2009, the Company announced it had raised approximately $45,700 of new capital, net of underwriting discounts and commissions and transaction costs, through an underwritten public offering by issuing 5,520 shares of its common stock at a price of $8.75 per share.

Dividends

The Company pays cash dividends on a quarterly basis, typically in March, June, September and December of each year.  The Board of Directors considers the dividend amount quarterly and takes a broad perspective in its dividend deliberations including a review of recent operating performance, capital levels, and loan concentrations as a percentage of capital, and growth projections.  The Board also considers dividend payout ratios, dividend yield, and other financial metrics in setting the quarterly dividend.   The Company declared and paid cash dividends of $0.25 per share for the year 2009.  That compares to cash dividends of $0.40 per share paid for the year 2008. Regulatory authorities may prohibit the Company from paying dividends in a manner that would constitute unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements.  Current guidance from the Federal Reserve provides, among other things, that dividends per share generally should not exceed earnings per share, measured over the previous four fiscal quarters.  As a result, since the Company’s dividends to shareholders over the last four fiscal quarters have exceeded earnings, the Company does not expect to continue paying dividends at historic levels over the medium term, and future dividends will depend on sufficient earnings to support them and approval of appropriate bank regulatory authorities.

Equity Compensation Plan Information

	Year Ended December 31, 2009
	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders(1)
	919,463	$14.03	576,240

Equity compensation plans not approved by security holders
	0	$0	0

(1)
Under the Company’s respective equity compensation plans, the Company may grant incentive stock options and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to its employees and directors, however only employees may receive incentive stock options.

(2)	All amounts have been adjusted to reflect subsequent stock splits and stock dividends.

Market Information

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol PCBK.  At March 5, 2010, the Company had 18,393,773 shares of common stock outstanding held by approximately 2,025 shareholders of record.

The high, low and closing sales prices (based on daily closing price) for the last eight quarters are shown in the table below.

YEAR		2009				2008
QUARTER	Fourth	Third	Second	First	Fourth	Third	Second	First
Market value:
High	$12.37	$11.78	$13.27	$14.96	$15.00	$15.22	$14.93	$14.44
Low	8.54	9.46	10.79	9.99	11.58	9.26	10.99	13.75
Close	11.44	10.53	12.13	12.92	14.97	14.64	10.99	13.90

The information contained in the following chart entitled “Total Return Performance” is not considered to be “soliciting material”, or “filed”, or incorporated by reference in any past or future filing by the Company under the Securities Exchange Act of 1934 or the Securities Act of 1933 unless and only to the extent that the Company specifically incorporates it by reference.

                    STOCK PERFORMANCE GRAPH

Total Return Performance
Index Value
140
120
100
80
60
40
20
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
Pacific Continental Corporation
Russell 2000
SNL Bank $1B-$5B

The above graph and following table compares the total cumulative shareholder return on the Company’s Common Stock, based on reinvestment of all dividends, to the cumulative total returns of the Russell 2000 Index and SNL Securities $1 Billion to $5 Billion Bank Asset Size Index.  The graph assumes $100 invested on December 31, 2004, in the Company’s Common Stock and each of the indices.

		Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Pacific Continental Corporation	100.00	102.67	127.99	92.65	114.08	89.08
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
SNL Bank $1B-$5B	100.00	98.29	113.74	82.85	68.72	49.26

ITEM 5                               Selected Financial Data

Selected financial data for the past five years is shown in the table below.
($ in thousands, except for per share data)

	2009	2008	2007	2006	2005
For the year
Net interest income	$54,039	$49,271	$43,426	$40,057	$30,240
Provision for loan losses	$36,000	$3,600	$725	$600	$1,100
Noninterest income	$4,405	$4,269	$3,925	$4,401	$4,083
Noninterest expense	$31,162	$29,562	$25,861	$23,791	$18,134
Income taxes	$(3,839)	$7,439	$7,830	$7,412	$5,510
Net income (loss)	$(4,879)	$12,939	$12,935	$12,655	$9,578
Cash dividends	$3,272	$4,797	$4,175	$3,381	$2,556

Per common share data (1)
Net income (loss):
Basic	$(0.35)	$1.08	$1.09	$1.09	$0.98
Diluted	$(0.35)	$1.08	$1.08	$1.08	$0.95
Cash dividends	$0.25	$0.40	$0.35	$0.29	$0.25
Book value	$9.01	$9.62	$9.01	$8.17	$7.96
Tangible book value	$7.77	$7.72	$7.07	$6.16	$5.59
Market value, end of year	$11.44	$14.97	$12.52	$17.68	$14.45

At year end
Assets	$1,199,113	$1,090,843	$949,271	$885,351	$791,794
Loans, less allowance for loan loss (2)	$930,997	$945,787	$813,647	$760,957	$671,171
Core deposits (4)	$771,986	$615,832	$615,892	$580,210	$529,794
Total deposits	$827,918	$722,437	$644,424	$641,272	$604,271
Shareholders' equity	$165,662	$116,165	$107,509	$95,735	$81,412
Tangible Equity (3)	$142,981	$93,261	$84,382	$72,109	$57,211

Average for the year
Assets	$1,129,971	$1,019,040	$903,932	$825,671	$573,717
Earning assets	$1,051,315	$945,856	$832,451	$755,680	$533,930
Loans, less allowance for loan losses	$943,788	$882,742	$785,132	$712,563	$501,541
Core deposits (4)	$703,894	$613,243	$590,713	$533,861	$425,716
Total deposits	$782,835	$699,623	$654,631	$605,814	$461,013
Interest-paying liabilities	$810,380	$732,466	$627,569	$567,708	$372,880
Shareholders' equity	$135,470	$111,868	$103,089	$90,238	$54,528

Financial ratios
Return on average:
Assets	-0.43%	1.27%	1.43%	1.53%	1.67%
Equity	-3.60%	11.57%	12.55%	14.02%	17.57%
Tangible Equity (3)	-4.33%	14.56%	16.23%	19.12%	18.25%
Avg shareholders' equity / avg assets	11.99%	10.98%	11.40%	10.93%	9.50%
Dividend payout ratio	NM	37.07%	32.28%	26.72%	26.69%
Risk-based capital:
Tier I capital	14.38%	10.07%	10.02%	9.97%	9.41%
Total capital	15.63%	11.16%	10.98%	11.01%	10.57%

(1) Per common share data is retroactively adjusted to reflect the 10% stock dividend of 2007.
(2) Outstanding loans include loans held for sale.
(3) Tangible equity excludes goodwill and core deposit intangible related to acquisitions.
(4) Core deposits include all local time deposits, including local time deposits over $100.

ITEM 6                               Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Consolidated Financial Statements alone.  The discussion should be read in conjunction with the audited financial statements and the notes included later in this report.  All dollar amounts, except per share data, are expressed in thousands of dollars.

In addition to historical information, this report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this report, or the documents incorporated by reference:

•
local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earnings assets;

•	the local housing / real estate market could continue to decline;
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
•
the level of non-performing assets and charge-offs or changes in the estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements may increase;

•
changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, executive compensation and insurance) could have a material adverse effect on our business, financial conditions and results of operations;

•	acts of war or terrorism, or natural disasters, such as the effects of pandemic flu, may adversely impact our business;
•
the timely development and acceptance of new banking products and services and perceived overall value of these products and services by users may adversely impact our ability to increase market share and control expenses;

•
changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters may impact the results of our operations;

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

HIGHLIGHTS

			% Change		% Change
	2009	2008	2009 vs. 2008	2007	2008 vs. 2007
Operating revenue (1)	$58,444	$53,540	9%	$47,351	13%
Net income (loss)	$(4,879)	$12,939	-138%	$12,935	0%

Earnings (loss) per share (2)
Basic	$(0.35)	$1.08	-132%	$1.09	-1%
Diluted	$(0.35)	$1.08	-132%	$1.08	0%

Assets, period-end	$1,199,113	$1,090,843	10%	$949,271	15%
Core deposits, period-end	$771,986	$615,832	25%	$615,892	0%
Deposits, period-end	$827,918	$722,437	15%	$644,424	12%

Return on assets	-0.43%	1.27%		1.43%
Return on equity	-3.60%	11.57%		12.55%
Return on tangible equity (3)	-4.33%	14.56%		16.23%

Net interest margin	5.14%	5.21%		5.22%
Efficiency Ratio	53.32%	55.21%		54.62%

(1) Operating revenue is defined as net interest income plus noninterest income.
(2) Per share data for 2007 was retroactively adjusted to reflect the 10% stock dividend paid in June 2007.
(3) Tangible equity excludes goodwill and core deposit intangible related to acquisitions.

For the year 2009, the Company recorded a net loss of $4,879, compared to net income of $12,939 in 2008.    The net loss recorded in 2009 and decline in income from the prior year was primarily due to the $36,000 provision for loan losses in 2009 as credit losses increased significantly in 2009 over 2008 and the credit quality of the loan portfolio deteriorated due to weak economic conditions that significantly affected real estate values.  The Company’s core earnings (defined as earnings before provision for loan losses and taxes) remained strong at $27,282, up 14% over the prior year.  Operating revenue for the year 2009 was up 9% over the year 2008 and was primarily driven by growth in net interest income, which accounted for 92% of total operating revenue in 2009.  The improvement in 2009 net interest income was primarily the result of 11% growth in average earning assets.  During 2009, the Company actively managed its noninterest expense as evidenced by the 53.32% efficiency ratio (noninterest expense divided by operating revenue) compared to 55.21% for 2008.  During the third and fourth quarters of 2009, the Company’s efficiency ratio was 47.31% and 50.14%, respectively.   During 2009, the Company also experienced record growth in outstanding core deposits, which were up $156,154 or 25% over the prior year end due to expanding existing deposit relationships and through the development of new deposit relationships.

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

Period-end assets at December 31, 2009 were $1,199,113, compared to $1,090,843 at December 31, 2008.  The increase in period-end assets was primarily attributable to growth in the Company’s securities portfolio as outstanding loans at December 31, 2009 were down from the same period last year.  Core deposits, which are defined as demand deposits, interest checking, money market accounts, and local time deposits (including local time deposits over $100) were $771,986 and constitute 93% of December 31, 2009 outstanding deposits.  Non-interest bearing deposits were $202,088 or 24% of total deposits at year-end December 31, 2009.

During 2010, the Company believes the following factors could impact reported financial results:

▪
The national, regional, and local recession and the effect on loan demand, the credit quality of existing clients with lending relationships, and vacancy rates of commercial real estate properties, since a significant portion of our loan portfolio is secured by real estate;

▪
A slowing real estate market, and increases in residential home inventories for sale, and the impact on residential construction lending, delinquency and default rates of existing residential construction loans in the Bank’s portfolio, residential mortgage lending, and refinancing activities of existing homeowners;

▪
Changes and volatility in interest rates negatively impacting yields on earning assets and the cost of interest-bearing liabilities, thus negatively affecting the net interest margin and net interest income;

▪	The ability to grow core deposits during 2010 in a highly competitive environment where many financial institutions are experiencing liquidity problems;

▪	The availability of wholesale funding sources due to disruption in the financial and capital markets;

▪	The ability to manage noninterest expense growth in light of anticipated increases in regulatory expenses, including FDIC insurance assessments and expenses related to resolving problem loans; and

▪	The ability to attract and retain qualified and experienced bankers in all markets.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods.  Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2009 in Item 7 of this report.  Management believes that the following policies and those disclosed in the Notes to Consolidated Financial Statements should be considered critical under the SEC definition:

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

Goodwill and Intangible Assets

At December 31, 2009, the Company had $22,681 in goodwill and other intangible assets.  In accordance with financial accounting standards, assets with indefinite lives are no longer amortized, but instead are periodically tested for impairment.  Management performs an impairment analysis of the intangible assets with indefinite lives at least annually and has determined that there was no impairment as of December 31, 2009, 2008, and 2007.

Share-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to the previously issued guidance on accounting for stock options and other forms of equity-based forms of compensation issued to employees.  This standard became effective in the first quarter of 2006.  The Company uses the Black-Scholes option pricing model to measure fair value under this standard which is further discussed in Note 1 of the Notes to Consolidated Financial Statements in Item 7 below.

The Company adopted the new accounting standard using the modified prospective method.  Therefore, previously reported financial data was not restated, and expenses related to equity-based payments granted and vesting during 2007, 2008, and 2009 were recorded as compensation expense.
Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2009 in Item 7 of this report.  None of these pronouncements are expected to have a significant effect on the Company’s financial condition or results of operations.

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

4th Quarter 2009 Compared to 4th Quarter 2008

Two tables follow which analyze the changes in net interest income for the fourth quarter 2009 and fourth quarter 2008.  Table I “Average Balance Analysis of Net Interest Earnings”, provides information with regard to average balances of assets and liabilities, as well as associated dollar amounts of interest income and interest expense, relevant average yields or rates, and net interest income as a percent of average earning assets.  Table II “Analysis of Changes in Interest Income and Interest Expense”, shows the increase (decrease) in the dollar amount of interest income and interest expense and the differences attributable to changes in either volume or rates.

The Bank’s net interest margin for the fourth quarter 2009 was 5.02% compared to 5.28% for the fourth quarter 2008.   Table I shows that yield on earning assets for the fourth quarter 2009 of 6.21% was down 42 basis points from fourth quarter 2008 earning asset yields due to three factors: 1) a decline in yields on both loans and securities; 2) a change in the mix of earning assets as average lower yielding securities represented 14% of total average earning assets in fourth quarter 2009 compared to 6% in fourth quarter 2008; and 3) interest reversals on loans placed on nonaccrual status during the quarter and interest lost on loans on nonaccrual status.  The Bank was able to mitigate some of the decline in the yield on loans in 2009 when compared to 2008 through its practice of including floors on most of its variable rate loans.  Loan yields remained relatively stable due to active interest rate floors on approximately $280,000 of the Bank’s variable rate loan portfolio at December 31, 2009.

Table I also shows that the rates paid on interest-bearing core deposits and interest-bearing wholesale funding did not move down as fast as the decline in earning asset yields, thus causing the net interest margin to compress by 26 basis points.  The cost of interest-bearing core deposits dropped 5 basis points, while the cost of interest-bearing wholesale funding moved down 8 basis points.  In total, the total cost of interest-bearing liabilities decreased 12 basis points in fourth quarter 2009 when compared to fourth quarter 2008, while earnings asset yields declined by 42 basis points as noted above.

Table I also shows the difference between the cost of interest-bearing core deposits and wholesale funding.  Overall, interest-bearing core deposits in fourth quarter 2009 had a rate of 1.51% or 33 basis points lower than wholesale funding costs at 1.84%.  This spread is similar to the same quarter last year when the cost of interest-bearing core deposits was 36 basis points below the cost of interest-bearing wholesale funding.  However, in the historically low interest rate environment, the cost of interest-bearing core deposits remains well above the cost of short-term wholesale funding as noted by the 1.51% cost of interest-bearing core deposits in fourth quarter 2009 compared to 0.56% for federal funds purchased.  For as long as the current interest rate environment persists, and to the extent growth in interest-bearing core deposits is used to pay down short-term borrowings, there will be an adverse effect on the Bank’s net interest margin.

Table II shows the changes in net interest income due to rate and volume for the quarter ended December 31, 2009.  Interest income including loan fees for the fourth quarter 2009 increased by $535 from the same period last year.  Higher volumes of earning assets increased interest income by $1,132, while lower yields on earning assets decreased interest income by $597.  The increase in interest income due to volume was primarily due to growth in the securities portfolio.  The rate/volume analysis shows that interest expense for the quarter ended December 31, 2009 decreased by $55 from last year, as changes in mix and higher volumes caused interest expense to increase by $290, which was more than offset by a decrease in interest expense of $345 due to lower rates.  Most of the decline in interest expense was due to lower volumes and rates on interest-bearing wholesale funding.

Table I
Average Balance Analysis of Net Interest Earnings
(dollars in thousands)

	Three Months Ended			Three Months Ended
	December 31, 2009			December 31, 2008
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	(Expense)	Rates	Balance	(Expense)	Rates
Interest Earning Assets
Federal funds sold and interest-
bearing deposits in banks	$362	$1	1.10%	$497	$2	1.60%
Securities available for sale:
Taxable (1)	149,705	1,361	3.61%	57,972	627	4.30%
Tax-exempt	5,464	48	3.49%	5,187	49	3.76%
Loans, net of allowance for loan losses(2)(3)(4)	934,746	15,669	6.65%	929,522	15,866	6.79%

Total interest earning assets	1,090,277	17,079	6.21%	993,178	16,544	6.63%

Non Earning Assets
Cash and due from banks	19,023			17,928
Premises and equipment	20,224			20,892
Goodwill & other intangibles	22,708			22,935
Interest receivable and other	23,286			14,845
Total non interest assets	85,241			76,600

Total assets	$1,175,518			$1,069,778

Interest-Bearing Liabilities
Money market and NOW accounts	$454,916	$(1,463)	-1.28%	$382,144	$(1,367)	-1.42%
Savings deposits	28,069	(86)	-1.22%	21,058	(39)	-0.74%
Time deposits - core (5)	92,849	(636)	-2.72%	44,776	(355)	-3.15%
Total interest-bearing core deposits	575,834	(2,185)	-1.51%	447,978	(1,761)	-1.56%

Time deposits - non-core	61,525	(288)	-1.86%	72,052	(536)	-2.96%
Federal funds purchased	5,633	(8)	-0.56%	9,005	(24)	-1.06%
FHLB & FRB borrowings	163,473	(686)	-1.66%	239,599	(904)	-1.50%
Junior subordinated debentures	8,248	(128)	-6.16%	8,248	(125)	-6.03%
Total interest-bearing wholesale funding	238,879	(1,110)	-1.84%	328,904	(1,589)	-1.92%
Total interest-bearing liabilities	814,713	(3,295)	-1.60%	776,882	(3,350)	-1.72%

Noninterest-Bearing Liabilities
Demand deposits	188,310			170,897
Interest payable and other	5,520			7,040
Total noninterest liabilities	193,830			177,937
Total liabilities	1,008,543			954,819
Shareholders' equity	166,975			114,959
Total liabilities and shareholders' equity	$1,175,518			$1,069,778
Net Interest Income		$13,784			$13,194
Net Interest Income as a Percent of Earning Assets		5.02%			5.28%
(1) Federal Home Loan Bank stock is included in securities available for sale.
(2) Nonaccrual loans have been included in average balance totals.
(3) Interest income includes recognized loan origination fees of $251 and $224 for the three months ended
December 31, 2009 and 2008, respectively.
(4) Total includes loans held for sale.
(5) Core time deposits include all local time deposits, including local time deposits over $100.

Table II
Analysis of Changes in Interest Income and Interest Expense
(dollars in thousands)
	Three Months Ended December 31, 2009
	compared to December 31, 2008
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest
bearing deposits in banks	$(1)	$0	$(1)
Securities available-for-sale:
Taxable	997	(263)	734
Tax-exempt	3	(4)	(1)
Loans, net of allowance for loan losses	133	(330)	(197)

Total interest income	1,132	(597)	535

Interest paid on:
Money market and NOW accounts	265	(169)	96
Savings deposits	13	34	47
Time deposits - core	383	(102)	281
Total interest-bearing core deposits	661	(237)	424

Time deposits - non-core	(77)	(171)	(248)
Federal funds purchased	(8)	(8)	(16)
FHLB & FRB borrowings	(286)	68	(218)
Junior subordinated debentures	-	3	3
Total interest-bearing wholesale funding	(371)	(108)	(479)

Total interest expense	290	(345)	(55)

Net interest income	$842	$(252)	$590

2009 Compared to 2008

Two tables follow which analyze the changes in net interest income for the years 2009, 2008, and 2007.  Table III “Average Balance Analysis of Net Interest Earnings”, provides information with regard to average balances of assets and liabilities, as well as associated dollar amounts of interest income and interest expense, relevant average yields or rates, and net interest income as a percent of average earning assets.  Table IV, “Analysis of Changes in Interest Income and Interest Expense”, shows the increase (decrease) in the dollar amount of interest income and interest expense and the differences attributable to changes in either volume or rates.

The net interest margin for the full year 2009 was 5.14%, a decline of 7 basis points from the 5.21% net interest margin reported for the year 2008.  Table III shows that earning asset yields declined by 61 basis points for the year 2009 when compared to 2008 from 6.97% to 6.36%.  The decline in earning assets yields was due primarily to the 57 basis point drop in the yield on loans, which resulted from the rapidly declining interest rate environment experienced throughout 2008 and 2009 that lowered yields on the Bank’s variable rate loan portfolio.  As noted earlier, the Bank’s use of interest rate floors on its loan portfolio mitigated further decline in loan yields ..

Table III also shows the overall cost of interest-bearing liabilities for the year 2008 was down 70 basis points from 2.28% in 2008 to 1.58% in 2009.  This decline can be also be attributed to the falling rate environment during late 2008 and into 2009, plus the relatively short-maturity structure of the Bank’s wholesale funding, which permitted rapid refinancing of funding at much lower rates throughout the year as noted by the 127 basis point decline in the cost of interest-bearing wholesale funding from 2.93% in 2008 to 1.66% in 2009.  Table III also shows that the spread between the cost of interest-bearing core deposits and interest-bearing wholesale funding has narrowed significantly in 2009 when compared to 2008.  Interest-bearing core deposits were 12 basis points below the cost of interest-bearing wholesale funding in

2009, while in 2008, the cost of interest-bearing core deposits was 108 basis points below the cost of interest-bearing wholesale funding.

The year-to-date December 31, 2009 rate/volume analysis shows that interest income including loan fees increased by $930 from last year.  Higher volumes of earning assets, both securities and loans, increased interest income by $6,442 and lower yields on earning assets decreased interest income by $5,512.  Most of the decline in interest income from lower rates was due to the lower yield on the loan portfolio.  The rate/volume analysis shows that interest expense for the year 2009 decreased by $3,838 from last year, as higher volumes and changes in mix of deposits and wholesale funding categories caused interest expense to increase by $2,032, which was more than offset by lower rates, which decreased interest expense by $5,870.  The change in mix and volumes of interest-bearing wholesale funding combined with much lower rates paid on wholesale funding were the primary drivers of lower interest expense in 2009 when compared to 2008.

2008 Compared to 2007

The net interest margin for the full year 2008 was 5.21%, a decline of 1 basis point from the 5.22% net interest margin reported for the year 2007.  Table III shows that earning asset yields declined by 134 basis points for the year 2008 when compared to 2007 from 8.31% to 6.97%.  The decline in earning assets yields was due primarily to the 141 basis point drop in yields on loans, which resulted from the rapidly declining interest rate environment experienced throughout 2008 that lowered yields on the Bank’s variable rate loan portfolio.  The Bank’s use of interest rate floors on its variable rate loan portfolio mitigated the decline in loan yields during the last half of 2008.

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

The year-to-date December 31, 2008 rate/volume analysis shows that interest income including loan fees declined by $3,221 from the prior year.  Higher volumes of earning assets increased interest income by $9,047 and lower yields on loans decreased interest income by $12,268.  The rate/volume analysis shows that interest expense for the year 2008 decreased by $9,066 from 2007, as higher volumes on all deposit categories caused interest expense to increase by $5,045, which was more than offset by lower rates, which decreased interest expense by $14,111.

Table III
Average Balance Analysis of Net Interest Earnings
(dollars in thousands)
	2009			2008			2007
		Interest	Average		Interest	Average		Interest	Average
	Average Balance	Income or (Expense)	Yields or Rates	Average Balance	Income or (Expense)	Yields or Rates	Average Balance	Income or (Expense)	Yields or Rates

Interest Earning Assets
Federal funds sold and interest-
bearing deposits in banks	$326	$5	1.53%	$554	$20	3.61%	$981	$51	5.20%
Securities available for sale:
Taxable (1)	101,752	4,698	4.62%	57,260	2,682	4.68%	41,112	1,837	4.47%
Tax-exempt	5,449	195	3.58%	5,300	196	3.70%	5,226	156	2.99%
Loans, net of allowance for loan
losses(2)(3)(4)	943,788	61,977	6.57%	882,742	63,047	7.14%	785,132	67,122	8.55%

Total interest earning assets	1,051,315	66,875	6.36%	945,856	65,945	6.97%	832,451	69,166	8.31%

Non Earning Assets
Cash and due from banks	17,590			18,241			21,662
Premises and equipment	20,396			20,955			19,755
Goodwill & other intangibles	22,794			23,018			23,376
Interest receivable and other	17,876			10,970			6,688
Total non interest earning assets	78,656			73,184			71,481

Total assets	$1,129,971			$1,019,040			$903,932

Interest-Bearing Liabilities
Money market and NOW accounts	$422,497	$(5,526)	-1.31%	$379,657	$(6,584)	-1.73%	$364,780	$(13,358)	-3.66%
Savings deposits	24,410	(325)	-1.33%	21,228	(183)	-0.86%	24,309	(486)	-2.00%
Time deposits - core (5)	77,101	(2,242)	-2.91%	42,566	(1,427)	-3.35%	32,589	(1,381)	-4.24%
Total interest-bearing core deposits	524,008	(8,093)	-1.54%	443,451	(8,194)	-1.85%	421,678	(15,225)	-3.61%

Time deposits - non-core	78,941	(1,460)	-1.85%	56,380	(1,948)	-3.46%	63,918	(3,347)	-5.24%
Federal funds purchased	17,603	(84)	-0.48%	22,094	(578)	-2.62%	10,128	(539)	-5.32%
FHLB & FRB borrowings	181,580	(2,691)	-1.48%	202,293	(5,456)	-2.70%	123,597	(6,121)	-4.95%
Junior subordinated debentures	8,248	(508)	-6.16%	8,248	(498)	-6.04%	8,248	(508)	-6.16%
Total interest-bearing wholesale funding	286,372	(4,743)	-1.66%	289,015	(8,480)	-2.93%	205,891	(10,515)	-5.11%
Total interest-bearing liabilities	810,380	(12,836)	-1.58%	732,466	(16,674)	-2.28%	627,569	(25,740)	-4.10%

Noninterest-Bearing Liabilities
Demand deposits	179,886			169,792			169,035
Interest payable and other	4,235			4,914			4,239
Total noninterest-bearing liabilities	184,121			174,706			173,274
Total liabilities	994,501			907,172			800,843
Shareholders' equity	135,470			111,868			103,089
Total liabilities and shareholders' equity	$1,129,971			$1,019,040			$903,932

Net Interest Income		$54,039			$49,271			$43,426

Net Interest Income as a Percent of
Earning Assets		5.14%			5.21%			5.22%

(1) Federal Home Loan Bank stock is included in securities available for sale.
(2) Nonaccrual loans have been included in average balance totals.
(3) Interest income includes recognized loan origination fees of $1,284, $1,843 and $2,065 for the years 2008, 2007, and 2006, respectively.
(4) Total includes loans held for sale.
(5) Core time deposits include all local time deposits, including local time deposits over $100.

Table IV
Analysis of Changes in Interest Income and Interest Expense
(dollars in thousands)
	2009 compared to 2008			2008 compared to 2007
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net

Interest earned on:
Federal funds sold and interest
bearing deposits in banks	$(8)	$(7)	$(15)	$(22)	$(9)	$(31)
Securities available-for-sale:
Taxable	2,084	(68)	2,016	722	123	845
Tax-exempt	6	(7)	(1)	2	38	40
Loans, net of allowance for loan
losses	4,360	(5,430)	(1,070)	8,345	(12,420)	(4,075)

Total interest income	6,442	(5,512)	930	9,047	(12,268)	(3,221)

Interest paid on:
Money market and NOW accounts	743	(1,801)	(1,058)	545	(7,319)	(6,774)
Savings deposits	27	115	142	(62)	(241)	(303)
Time deposits	1,158	(343)	815	423	(377)	46
Total interest-bearing core deposits	1,928	(2,029)	(101)	906	(7,937)	(7,031)

Time deposits - non-core	780	(1,268)	(488)	(395)	(1,004)	(1,399)
Federal funds purchased	(117)	(377)	(494)	637	(598)	39
FHLB & FRB borrowings	(559)	(2,206)	(2,765)	3,897	(4,562)	(665)
Junior subordinated debentures	-	10	10	-	(10)	(10)
Total interest-bearing wholesale funding	104	(3,841)	(3,737)	4,139	(6,174)	(2,035)

Total interest expense	2,032	(5,870)	(3,838)	5,045	(14,111)	(9,066)

Net interest income	$4,410	$358	$4,768	$4,002	$1,843	$5,845

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

The provision for loan losses totaled $36,000 in 2009, $3,600 in 2008, and $725 in 2007.  The increase in the provision for 2009 when compared to 2008 was due to significant net loan charge offs during the current year totaling $33,613 and continued deterioration in credit quality due to weak economic conditions, combined with an increase in unallocated reserves.  The increase in the provision for 2008 when compared to 2007 was due to loan growth, moderate deterioration in credit quality, and an increase in unallocated reserves in light of significant economic uncertainty.

At December 31, 2009, the Bank had $36,570 or 3.05% of total assets in nonperforming assets, net of government guarantees, compared to $7,704 or 0.71% of total assets at December 31, 2008.  The schedule below provides a more detailed breakdown of nonperforming assets by loan type at December 31, 2009 when compared to December 31, 2008:

NONPERFORMING ASSETS
	Year Ended
	December 31,	December 31,
	2009	2008
Nonaccrual loans
Real estate secured loans:
Permanent Loans:
Multifamily residential	$-	$-
Residential 1-4 family	704	100
Owner-occupied commercial	375	-
Non-owner-occupied commercial	-	-
Other loans secured by real estate	1,097	-
Total permanent real estate loans	2,176	100
Construction Loans:
Multifamily residential	4,409	-
Residential 1-4 family	4,903	2,032
Commercial real estate	5,537	1,660
Commercial bare land and acquisition & development	2,338	-
Residential bare land and acquisition & development	8,122	-
Other	-	-
Total construction real estate loans	25,309	3,692
Total real estate loans	27,485	3,792
Commercial loans	5,268	-
Consumer loans	39	345
Other loans	-	-
Total nonaccrual loans	32,792	4,137
90 days past due and accruing interest	-	-
Total nonperforming loans	32,792	4,137
Nonperforming loans guaranteed by government	(446)	(239)
Net nonperforming loans	32,346	3,898
Foreclosed assets	4,224	3,806
Total nonperforming assets, net of guaranteed loans	$36,570	$7,704

Nonperforming assets at December 31, 2009 consist of $32,346 of nonaccrual loans (net of $446 in government guarantees) and $4,224 of foreclosed assets. At December 31, 2009, $25,309 or 78% of nonaccrual loans were residential or commercial real estate construction loans as this sector of the loan portfolio suffered significant stress during the year 2009 as economic conditions deteriorated and real estate values declined. Other real estate owned consisted of $394 of individual residential lots, $2,384 of completed residential properties, and a single commercial land property valued at $1,446.

The allowance for loan losses at December 31, 2009 was $13,367 (1.42% of outstanding loans, net of loans held for sale) compared to $10,980 (1.15% of loans) and $8,675 (1.05% of loans) at years end 2008 and 2007, respectively.  At December 31, 2009, the Bank has also reserved $246 for possible losses on unfunded loan commitments, which is classified in other liabilities.  The 2009 ending allowance includes $1,048 in specific allowance for $58,861 in impaired loans (net of government guarantees). At December 31, 2008, the Company had $6,132 of impaired loans (net of government guarantees) with a specific allowance assigned of $887.

While the Bank saw some positive trends in fourth quarter 2009 with regard to the overall credit quality of the loan portfolio, management cannot predict the level of the provision for loan losses, the level of the allowance for loans losses, nor the level of nonperforming assets in future quarters as a result of uncertain economic conditions.  At December 31, 2009, and as shown in Item 1 in the Statistical Information, the Bank’s unallocated reserves were $2,084 or 15.6% of the total allowance for loan losses at year end.  Management believes that the allowance for loan losses at December 31, 2009 is adequate and this level of unallocated reserves was prudent in light of the economic conditions and uncertainty that exists in the Northwest markets that the Bank serves.

Net loan charge offs were $33,613 in 2009 compared to $1,295 in 2008, and $334 in 2007.  The majority of net loan charge offs during 2009 were for commercial and residential construction and land development loans.  Net charge offs as a percentage of average loans were 3.56%, 0.15%, and 0.04% for 2009, 2008, and 2007, respectively.

Noninterest Income

Noninterest income is derived from sources other than fees and interest on earning assets.  The Company’s primary sources of noninterest income are service charge fees on deposit accounts, merchant bankcard activity, income derived from mortgage banking services, and gains on the sale of loans.

2009 Compared to 2008

Noninterest income in 2009 was $4,405, up $136 or 3% from the $4,269 reported for the year 2008.  The increase in 2009 noninterest income when compared to 2008 was primarily attributable to a $196 increase in service charges on deposit accounts and a $108 increase in mortgage banking revenues.  Service charges on deposit accounts increased due to a lower earnings credit rate, which increased fees on analyzed business accounts, while mortgage banking revenues were up in 2009 over 2008 due to the low interest rate environment combined with federal tax rebates available to first-time home buyers both of which spurred higher levels of mortgage loan originations in 2009 when compared to 2008.  These increases were partially offset by declines in Bankcard processing fee income and the other interest income category.  Bankcard processing fee income of $1,755 was down $68 from last year due to lower volumes of transactions due to economic conditions.  The decline of $87 in the other interest income category was primarily the result of a one-time gain of approximately $70 recorded during 2008 on disposal of equipment at the Bank’s Bellevue office, which was damaged during a falling crane incident.

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

2009 Compared to 2008

Noninterest expense for the year 2009 was $31,162, up $1,600 or 5% over the $29,562 reported for the year 2008.  The increase in noninterest expense for the year 2009 over 2008 was primarily attributable to a $1,474 increase in FDIC insurance assessment, a $698 increase in other real estate expense, and a $448 increase in the other expense category.  The increase in FDIC insurance assessment resulted from growth in core deposits, increase premium rates during the year 2009, and a $510 special assessment made during the second quarter 2009.  Other real estate expense increased in 2009 over 2008 primarily due to $598 in valuation write downs that occurred during 2009.  The growth in the other expense category was mostly attributable to a $381 increase in legal fees primarily related to legal work performed on problem loans during 2009.  The increase in these expenses was partially offset by a $1,098 decline in personnel expense in 2009 when compared to 2008.  The decline in personnel expense was due to reductions in accruals for incentive compensation, 401k accruals, and group insurance expense on the Company’s self-insured medical plan.  Incentive and 401k accruals declined due to the significant drop in overall corporate financial performance, while group insurance expense declined due to a lower claims experience.

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

BALANCE SHEET

Loans

At December 31, 2009, outstanding loans, net of deferred loan fees and excluding loans held for sale, were $944,364, down $11,993 over outstanding loans of $956,357 at December 31, 2008.  A summary of outstanding loans by market for the year 2009 follows:

	Balance	Balance	$ Increase	% Increase
	Dec. 31, 2009	Dec. 31, 2008	(Decrease)	(Decrease

Eugene Market	$259,435	$237,604	$21,831	9.2%

Portland Market	435,304	432,961	2,343	0.5%

Seattle Market	249,625	285,792	(36,167)	-12.7%

Total	$944,364	$956,357	$(11,993)	-1.3%

More information on the loan portfolio can be found in statistical information in Item 1 and in Note 3 of the Notes to Consolidated Financial Statements in Item 7 below.

Goodwill and Intangible Assets

At December 31, 2009, the Company had a recorded balance of $22,031 in goodwill from the November 30, 2005 acquisition of NWB Financial Corporation and its wholly-owned subsidiary Northwest Business Bank (NWBF).  In addition, at December 31, 2009 the Company had $650 core deposit intangible assets resulting from the acquisition of NWBF.  The core deposit intangible was determined to have an expected life of approximately seven years and is being amortized through 2012 using the straight-line method.  During 2009, the Company amortized $223 of the core deposit intangible.  In accordance with generally accepted accounting principals, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment.  Management performed an impairment analysis at December 31, 2009 and determined there was no impairment of the goodwill at the time of the analysis.

Deposits

Outstanding deposits at December 31, 2009 were $827,918, an increase of $105,482 over outstanding deposits of $722,437 at December 31, 2008.  Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and local time deposits, including local time deposits in excess of $100 thousand, were $771,986, up $156,154 from outstanding core deposits of $615,832 at December 31, 2008.  At December 31, 2009 and 2008, respectively, core deposits represented 93% and 85% of total deposits.  A summary of outstanding deposits by market for the year 2009 follows:

	Balance	Balance	$ Increase	% Increase
	Dec. 31, 2009	Dec. 31, 2008	(Decrease)	(Decrease

Eugene Market core deposits	$492,012	$406,098	$85,914	21.2%

Portland Market core deposits	165,716	110,287	55,429	50.3%

Seattle Market core deposits	114,258	99,447	14,811	14.9%

Total core deposits	771,986	615,832	156,154	25.4%

Other deposits	55,932	106,605	(50,673)	-47.5%

Total	$827,918	$722,437	$105,481	14.6%

The growth in core deposits during 2009 represented a record for the Company in terms of dollars.  The decline in the other deposit category of $50,673 was due to the record growth in core deposits during the year and Company’s decision to exit the State of Oregon and State of Washington community bank time deposit program as both states changed their statutes increasing collateralization required to 100% during the year.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures at December 31, 2009, which were issued in conjunction with the acquisition of NWBF.  At December 31, 2009, the entire $8,248 in junior subordinated debentures had an interest rate of 6.265% that is fixed through November 2010.  In November 2010, the rate on the junior subordinated debentures will be 3-month LIBOR plus 140 basis points.  If the current interest rate environment persists, in November 2010, the rate on junior subordinated debentures would fall below 2.00%.  As of December 31, 2009, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital purposes.  Additional information regarding the terms of the junior subordinated debentures, including maturity/repricing dates and interest rate, is included in Note 10 of the Notes to Consolidated Financial Statements in Item 7 below.

CAPITAL RESOURCES

Capital is the shareholders’ investment in the Company.  Capital grows through the retention of earnings and the issuance of new stock whether through stock offerings or through the exercise of stock options.  Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Shareholders’ equity at December 31, 2009 was $165,662, an increase of $49,497 or 42.6% from December 31, 2008.  The increase in shareholders’ equity during 2009 was the result of two successful capital raises.  In January 2009, the Company successfully raised approximately $9,600 of capital, net of placement fees and transaction costs, by completing a private placement of 750 shares at $13.50 per share.  As a result of this transaction, the Company announced that it had declined to participate in the US Treasury Capital Purchase Program despite receiving preliminary approval from the US Treasury to receive up to $30 million in new capital through the issuance of preferred stock.  In October 2009, the Company also successfully raised approximately $45,700, net of underwriting discounts and transaction costs, in new capital through an underwritten public offering by issuing 5,520 shares of common stock at a price of $8.75 per share.

The Federal Reserve Board and the FDIC have in place guidelines for risk-based capital requirements applicable to U.S. bank holding companies and banks.  These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet.  Under the guidelines, capital strength is measured in three ways, first by measuring Tier 1 capital to leverage assets, followed by capital measurement in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios.  These guidelines require a minimum of 4% Tier 1 capital to leverage assets, 4% Tier 1 capital to risk-weighted assets, and 8% total capital to risk-weighted assets.  In order to be classified as well-capitalized, the highest capital rating, by the Federal Reserve and FDIC, these three ratios must be in excess of 5.00%, 6.00%, and 10.00%, respectively.  The Company’s leverage capital ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio were 13.66%, 14.38%, and 15.63%, respectively at December 31, 2009, all ratios being well above the minimum well-capitalized designation.  At December 31, 2009, the Bank’s leverage capital ratio, Tier I risk-based capital ratio, and Total risk-based capital ratio were 12.24%, 13.39%, and 14.64%, also all well over the minimum well-capitalized designation by the FDIC.

The Company pays cash dividends on a quarterly basis, typically in March, June, September and December of each year.  The Board of Directors considers the dividend amount quarterly and takes a broad perspective in its dividend deliberations including a review of recent operating performance, capital levels, and concentrations of loans as a percentage of capital, and growth projections.  The Board also considers dividend payout ratios, dividend yield, and other financial metrics in setting the quarterly dividend.  The Company declared and paid cash dividends of $0.25 per share for the year 2009.  During the first and second quarters 2009, the Company paid dividends of $0.10 each quarter.  In third quarter 2009, the Company reduced its quarterly dividend to $0.04 in light of the significant loss recorded during second quarter 2009, and in fourth quarter 2009, the company again reduced its quarterly dividend to $0.01 per share due to minimal profits recorded in third quarter 2009 and projections for minimal profit in fourth quarter 2009.  The $0.25 dividend per share paid in 2009 compares to dividends of $0.40 per share for the year 2008.

During 2009, the Federal Reserve issued guidelines to all bank holding companies regarding the payment of dividends to shareholders, which specifically states that bank holding companies should not pay dividends in excess of its trailing four quarter earnings.  As a result of the second quarter 2009 loss and minimal profits recorded in third and fourth quarter 2009, which resulted in a loss for the year 2009, the Company must obtain permission from the Federal Reserve and the State of Oregon to pay cash dividends to shareholders.

The Board of Directors, at its February 16, 2010 meeting, approved a dividend of $0.01 per share to be paid on March 15, 2010.  If continued for each quarter during 2010, this would result in an annual dividend of $0.04 for each outstanding share of common stock in 2010.  The Company has sufficient liquidity to maintain this level of dividend throughout 2010 if approved by regulators and would not require any dividend from the Bank to the Company in support of the cash dividend to shareholders.

The Company projects that earnings retention in 2010 and existing capital will be sufficient to fund anticipated organic asset growth, while maintaining a well-capitalized designation from all regulatory agencies.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit.  The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products.  In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract.  Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  At December 31, 2009, the Bank had $133,515 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The credit risk involved is essentially the same as that involved in extending loan facilities to customers.  At December 31, 2009, the Bank had $1,614 in letters of credit and financial guarantees written.

The Bank also has internal guidance lines of credit established for certain borrowers, primarily in the residential construction industry.  These guidance lines are not contractual commitments to extend credit, and may be terminated by the Bank for any reason without any obligation to the borrower.  These lines provide the Bank’s lenders limits on future extensions of credit to certain borrowers.  The Bank uses the same credit policies in establishing internal guidance lines as it does for other credit products. At December 31, 2009, the Bank had established unused and uncommitted guidance lines totaling approximately $677, compared to unused uncommitted guidance lines of $1,387 at December 31, 2008.

The Company has certain other financial commitments.  These future financial commitments at December 31, 2009, are outlined below:

Contractual Obligations
(dollars in thousands)	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Junior subordinated debenture	$8,248	$-	$-	$-	$8,248
FHLB borrowings	$130,000	66,500	26,000	35,500	2,000
Federal Reserve borrowings	$53,025	53,025	-	-	-
Fed Funds	$10,000	10,000
Time Deposits	$149,961	99,331	45,233	5,294	103
Operating lease obligations	$6,851	988	1,857	1,254	2,752
	$358,085	$229,844	$73,090	$42,048	$13,103
LIQUIDITY

Liquidity is the term used to define the Company’s ability to meet its financial commitments.  The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds.  The Company derives liquidity through core deposit growth, maturity of investment securities, and loan payments.  Core deposits include demand, interest checking, money market, savings, and local time deposits, including local non-public time deposits in excess of $100. Additional liquidity and funding sources are provided through the sale of loans, sales of securities, access to national CD markets, and both secured and unsecured borrowings.  The Bank uses a number of measurements to monitor its liquidity position on a daily, weekly, and monthly basis, which includes its ability to meet both short-term and long-term obligations, and requires the Company to maintain a certain amount of liquidity on the asset side of its balance sheet.  The Bank also prepares quarterly projections of its liquidity position 90 days and 180 days into the future.  In addition, the Bank prepares a Liquidity Contingency Plan at least semi-annually that is strategic in nature and forward-looking to test the ability of the Bank to fund a liquidity shortfall arising from various events.  The Liquidity Contingency Plan is presented and reviewed by the Bank’s Asset and Liability Committee.

Core deposits at December 31, 2009 were $771,986 and represented 93% of total deposits compared to 85% at December 31, 2008.  During 2009, the Bank experienced record growth in its core deposit base, which increased $156,154 or 25% over outstanding core deposits at December 31, 2008.  Growth in core deposits was strong in all three of the Bank’s primary markets.  Since outstanding loans during 2009 declined by $11,993, the Bank used the growth in core deposits to pay down its wholesale funding and fund $112,685 of growth in its securities portfolio.  At December 31, 2009, the Company’s securities portfolio totaled $167,618 and represented 14% of total assets.  At December 31, 2009, $35,115 of the securities portfolio was pledged to support public deposits and a portion of the Bank’s secured borrowing line at the FHLB leaving $132,503 of the securities portfolio unencumbered and available for sale.  In addition, at December 31, 2009, the Bank had $34,706 of government guaranteed loans that could be sold in the secondary market at a premium that also supported the Bank’s liquidity position.

Due to its strategic focus to market to specific segments, the Bank has been successful in developing deposit relationships with several large clients, which are generally defined as deposit relationships of $1,000 or more, which are closely monitored by management and Bank officers.  At December 31, 2009, 36 large deposit relationships with the Bank account for $249,023 or 32% of total outstanding core deposits.  The single largest client represented 5.7% of outstanding core deposits at December 31, 2009.  The loss of this deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity.  During 2009, the Bank implemented a 10-point risk-rating system to evaluate each of its large depositors in order to assist management in its daily monitoring of the volatility of this portion of its core deposit base.  The risk-rating system attempts to determine the stability of the deposits of each large depositor, evaluating among other things the length of time the depositor has been with the Bank and the likelihood of loss of individual large depositor relationships.  Bank management and officers maintain close relationships and hold regular meetings with its large depositors to assist in management of these relationships.  The Bank expects to maintain these relationships and believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients and regularly tests its ability to mitigate the loss of multiple large depositor relationships in its Liquidity Contingency Plan.

Borrowing lines have been established at various correspondent banks, the Federal Home Loan Bank of Seattle and with the Federal Reserve Bank of San Francisco.  At December 31, 2009, the Bank had secured and unsecured borrowing lines totaling approximately $545,317 consisting of $359,561 in a secured borrowing line with the Federal Home Loan Bank of Seattle, $75,000 in unsecured borrowing lines with various correspondent banks, and $110,756 in a secured borrowing line with the Federal Reserve Bank of San Francisco.  The Federal Home Loan Bank borrowing line is limited to the amount of FHLB stock held by the Bank.  At December 31, 2009, the Bank had FHLB stock of $10,652 that would support $239,089 in borrowings from the FHLB.  The Bank presently has collateral pledged to the FHLB in the form of commercial real estate loans, first and second lien single family residential loans, multi-family loans, and securities that had a discounted collateral value of approximately $240,057 for this line.  The $110,756 borrowing line with the Federal Reserve Bank of San Francisco is also secured through the pledging of commercial and commercial real estate loans under the Bank’s Borrower-In-Custody program.  At December 31, 2009, the Bank had $130,000 in borrowings outstanding from the FHLB, $10,000 outstanding on its overnight correspondent bank lines, and $53,025 outstanding with the Federal Reserve Bank of San Francisco.

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

ITEM 6A                     Quantitative and Qualitative Disclosures about Market Risk

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

The Company utilizes in-house asset/liability modeling software, ProfitStar, to determine the effect changes in interest rates have on net interest income. Interest rate shock scenarios are modeled in a parallel shift of the yield curve in 100 basis point increments (plus or minus) in the federal funds rate.  Although certain assets and liabilities may have similar repricing characteristics, they may not react correspondingly to changes in market interest rates.  In the event of a change in interest rates, prepayment of loans and early withdrawal of time deposits would likely deviate from those previously assumed.  Increases in market rates may also affect the ability of certain borrowers to make scheduled principal payments.

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

During the first six months of 2009, the model indicated that the Company was asset sensitive and projected rising margins in a rising rate environment.  However during the last six months of 2009 and at December 31, 2009, the in-house model showed the Company had become liability sensitive, meaning that in a rising rate environment, the net interest margin and net interest income would decline.  The change in the Company’s interest rate risk position was due to two factors: 1) active of floors on approximately $280,000 of variable rate loans; and 2) a proportional change in the Bank’s loan mix as a result of reducing its exposure to certain real estate construction loans, which are typically prime-based variable rate loans.  This change in loan mix meant that a smaller percentage of Bank assets would reprice upward if market rates increased, while a large percentage of the Bank’s core deposit based in the form of money market, NOW accounts, and savings accounts may be subject to immediate repricing if market interest rates move up.  Management took steps during the last six months of 2009 to mitigate the interest rate risk in a rising rate scenario, by extending the maturities of its liabilities through refinancing a portion of it short-term borrowings into long-term FHLB advances and longer term national CDs.

The following table shows the estimated impact of interest rate changes plus 300 basis points and minus 300 basis points on net interest income in 100 basis point increments.  The base figure of $54,039 used in the analysis represents the actual net interest income for the year 2009. Due to the various assumptions used for this modeling and potential balance sheet strategies management may implement to mitigate interest rate risk, no assurance can be given that projections will reflect actual results.

Interest Rate Shock Analysis
Net Interest Income and Market Value Performance
($ in thousands)

Projected	Net Interest Income
Interest	$ Estimated	$ Change	Change
Rate Change	Value	From Base	From Base
+300	47,063	(6,976)	-12.91%
+200	47,938	(6,101)	-11.29%
+100	50,716	(3,323)	-6.15%
Base	54,039	0	0.00%
-100	54,958	919	1.70%
-200	54,805	766	1.40%
-300	54,698	659	1.22%

ITEM 7                                Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Pacific Continental Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Pacific Continental Corporation and Subsidiaries (Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statements presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risks.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Report of Independent Registered Public Accounting Firm

Page Two

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Continental Corporation and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Pacific Continental Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Portland, Oregon
March 15, 2010

 Pacific Continental Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	December 31,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$16,698	$20,172
Interest-bearing deposits with banks	272	283
Total cash and cash equivalents	16,970	20,455

Securities available-for-sale	167,618	54,933
Loans held for sale	745	410
Loans, less allowance for loan losses and net deferred fees	930,997	945,377
Interest receivable	4,408	4,021
Federal Home Loan Bank stock	10,652	10,652
Property and equipment, net of accumulated depreciation	20,228	20,763
Goodwill and other intangible assets	22,681	22,904
Deferred tax asset	7,177	5,043
Taxes receivable	5,299	273
Other real estate owned	4,224	3,806
Prepaid FDIC assessment	6,242	-
Other assets	1,872	2,206

Total assets	$1,199,113	$1,090,843

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing demand	$202,088	$178,957
Savings and interest-bearing checking	475,869	392,935
Time $100,000 and over	68,031	67,095
Other time	81,930	83,450
Total deposits	827,918	722,437

Federal Funds and Overnight Funds Purchased	63,025	44,000
Federal Home Loan Bank borrowings	130,000	194,500
Junior subordinated debentures	8,248	8,248
Accrued interest and other payables	4,260	5,493
Total liabilities	1,033,451	974,678

Commitments and contingencies (Notes 5 and 15)

Shareholders' equity
Common stock, 25,000,000 shares authorized	136,316	80,019
issued & outstanding: 18,393,773 at December 31, 2009
and 12,079,691 at December 31, 2008
Retained earnings	29,613	37,764
Accumulated other comprehensive loss	(267)	(1,618)
	165,662	116,165

Total liabilities and shareholders’ equity	$1,199,113	$1,090,843

See accompanying notes.

Pacific Continental Corporation and Subsidiaries
Consolidated Statements of Operation
(Dollars in thousands, except per share amount)

	Year Ended December 31,
	2009	2008	2007
Interest and dividend income
Loans	$61,977	$63,047	$67,122
Securities	4,893	2,787	1,973
Dividends on Federal Home Loan Bank stock	-	91	21
Federal funds sold & interest-bearing deposits with banks	5	20	50
	66,875	65,945	69,166

Interest expense
Deposits	9,553	10,142	18,572
Federal Home Loan Bank & Federal Reserve borrowings	2,691	5,456	6,160
Junior subordinated debentures	508	498	508
Federal funds purchased	84	578	500
	12,836	16,674	25,740

Net interest income	54,039	49,271	43,426

Provision for loan losses	36,000	3,600	725
Net interest income after provision for loan losses	18,039	45,671	42,701

Noninterest income
Service charges on deposit accounts	1,872	1,676	1,409
Other fee income, principally bankcard	1,755	1,823	1,630
Loan servicing fees	72	85	99
Mortgage banking income	463	355	370
Other noninterest income	243	330	417
	4,405	4,269	3,925

Noninterest expense
Salaries and employee benefits	16,991	18,089	15,667
Premises and equipment	4,100	3,990	3,281
Bankcard processing	506	546	524
Business development	1,455	1,447	1,487
FDIC insurance assessment	1,927	453	222
Other real estate expense	820	122	(2)
Other noninterest expense	5,363	4,915	4,682
	31,162	29,562	25,861

Income (loss) before income tax (benefit) provision	(8,718)	20,378	20,765
Income tax (benefit) provision	(3,839)	7,439	7,830

Net income (loss)	$(4,879)	$12,939	$12,935

Earnings (loss) per share
Basic	$(0.35)	$1.08	$1.09
Diluted	$(0.35)	$1.08	$1.08
See accompanying notes.

Pacific Continental Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2009, 2008, and 2007
(Dollars in thousands)

				Accumulated
				Other
	Number	Common	Retained	Comprehensive
	of Shares	Stock	Earnings	Loss	Total

Balance, January 1, 2007	10,647	$58,255	$37,725	$(245)	$95,735

Net income			12,935		12,935
Other comprehensive income:
Unrealized gains on securities				362
Deferred income taxes				(139)

Other comprehensive income				223	223

Comprehensive income					13,158
Stock options exercised and related tax benefit	213	2,240			2,240
Stock dividend - 10%	1,075	16,863	(16,863)
Share-based payments		551			551
Cash dividends			(4,175)		(4,175)

Balance, December 31, 2007	11,935	77,909	29,622	(22)	107,509

Net income			12,939		12,939
Other comprehensive loss:
Unrealized losses on securities				(2,555)
Deferred income taxes				959

Other comprehensive loss				(1,596)	(1,596)

Comprehensive income					11,343
Stock options exercised and related tax benefit	145	1,521			1,521
Share-based payments		589			589
Cash dividends			(4,797)		(4,797)

Balance, December 31, 2008	12,080	80,019	37,764	(1,618)	116,165

Net loss			(4,879)		(4,879)
Other comprehensive income:
Unrealized gain on securities				2,158
Deferred income taxes				(807)

Other comprehensive income				1,351	1,351

Comprehensive loss					(3,528)
Stock issuance	6,270	55,293			55,293
Stock options exercised and related tax benefit	44	440			440
Share-based payments		564			564
Cash dividends			(3,272)		(3,272)

Balance, December 31, 2009	18,394	$136,316	$29,613	$(267)	$165,662

	See accompanying notes.

Pacific Continental Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$(4,879)	$12,939	$12,935
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization, net of accretion	1,535	1,396	1,399
Loss on sale or write-down of property and equipment	-	(25)	-
Provision for loan losses	36,000	3,600	725
Losses on foreclosed assets	550	119	-
Deferred income taxes	(2,054)	(1,633)	(334)
Share-based compensation	564	626	577
Excess tax benefit of stock options exercised	(38)	(59)	(201)
Production of mortgage loans held-for-sale	(20,043)	(13,103)	(11,235)
Proceeds from the sale of mortgage loans held-for-sale	19,708	12,693	13,375
Change in:
Interest receivable	(386)	(369)	346
Deferred loan fees	(342)	(270)	(450)
Accrued interest payable and other liabilities	(1,571)	637	214
Income taxes payable (receivable)	(5,026)	(1,258)	451
Other assets	(4,597)	3,139	(801)
Net cash provided by operating activities	19,421	18,432	17,001

Cash flow from investing activities:
Proceeds from maturities of available for sale investment securities	28,227	18,618	10,868
Purchase of available for sale investment securities	(138,704)	(21,923)	(25,584)
Loans made net of principal collections received	(26,877)	(130,457)	(92,445)
Proceeds from sales of loans	-	-	37,809
Purchase of loans	(211)	(12,120)	(118)
Cash paid for acquisitions	(60)	(3)	(15)
Purchase of property and equipment	(880)	(1,314)	(3,670)
Proceeds on sale of foreclosed assets	4,905	2,642	-
Purchase of energy tax credits	(1,772)	(1,000)	-
Purchase of Federal Home Loan Bank stock	-	(6,857)	(315)
Net cash used by investing activities	(135,372)	(152,414)	(73,470)

Cash flow from financing activities:
Increase in deposits	105,480	78,014	3,152
Increase (decrease) in federal funds purchased and FHLB
short-term borrowings	(5,975)	52,640	(1,050)
Proceeds from FHLB term advances originated	1,489,500	1,744,500	689,500
FHLB advances paid-off	(1,529,000)	(1,743,500)	(639,804)
Proceeds from stock options exercised	402	1,445	1,943
Income tax benefit for stock options exercised	38	59	201
Proceeds from stock issuance	55,293	-	-
Dividends paid	(3,272)	(4,797)	(4,175)
Net cash provided by financing activities	112,466	128,361	49,767
Net decrease in cash and cash equivalents	(3,485)	(5,621)	(6,702)
Cash and cash equivalents, beginning of year	20,455	26,076	32,778
Cash and cash equivalents, end of year	$16,970	$20,455	$26,076

Supplemental information:
Noncash investing and financing activities:
Transfers of loans to foreclosed assets	$5,213	$6,706	$423
Change in unrealized gain (loss) on securities, net of
deferred income taxes	1,351	(1,596)	223
Cash paid during the year for:
Income taxes	$3,050	7,822	7,349
Interest	$12,739	16,526	25,959
See accompanying notes.

Pacific Continental Corporation and Subsidiaries
Notes to Consolidated Financial Statements

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 12, 2010, the date the financial statements were issued.  All numbers in the following notes are expressed in thousands, except per share data.

1.    Summary of Significant Accounting Policies:

Principles of Consolidation – The consolidated financial statements include the accounts of Pacific Continental Corporation (the “Company”), a bank holding company, and its wholly-owned subsidiary, Pacific Continental Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, PCB Service Corporation (which owns and operates bank-related real estate but is currently inactive) and PCB Loan Services Corporation (which owns and operates certain repossessed or foreclosed collateral but is currently inactive).  The Bank provides commercial banking, financing, mortgage lending and other services through fourteen offices located in Western Oregon and Western Washington.  All significant intercompany accounts and transactions have been eliminated in consolidation.

In November 2005, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Pacific Continental Corporation Capital Trust (the “Trust”), which issued $8,248 of guaranteed undivided beneficial interests in the Pacific Continental’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”).  Pacific Continental has not consolidated the accounts of the Trust in its consolidated financial statements in accordance with generally accepted accounting principals.  As a result, the junior subordinated debentures issued by Pacific Continental to the issuer trust, totaling $8,248 are reflected on Pacific Continental’s consolidated balance sheet at December 31, 2009, under the caption, “Junior Subordinated Debentures”.  Pacific Continental also recognized its $248 investment in the Trust, which is recorded among “Other Assets” in its consolidated balance sheet at December 31, 2009.

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

The Bank is required to maintain certain reserves with the Federal Reserve Bank as defined by regulation.  Such reserves totaling $2,991 and $1,196 were maintained within the Bank’s cash balances at December 31, 2009 and 2008, respectively.

Securities Available-for-Sale – Securities available-for-sale are held for indefinite periods of time and may be sold in response to movements in market interest rates, changes in the maturity or mix of Bank assets and liabilities or demand for liquidity.  Although management determines the appropriate classification of securities at the time of purchase, the Bank classified all securities as available-for-sale throughout 2009 and 2008.  Securities classified as available-for-sale are reported at estimated fair value.  The difference between estimated fair value and amortized cost is recorded as a separate component of shareholders’ equity (accumulated other comprehensive income or loss).  Fair values for these investment securities are based on available market prices.  Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.   Interest income on securities available-for-sale is included in income using the level yield method.

Declines in fair value of individual available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value.  The related write-downs would be included in earnings as realized losses.  Management believes that all unrealized losses on investment securities at December 31, 2009 and 2008 are temporary.

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

Federal Home Loan Bank Stock – The investment in Federal Home Loan Bank (“FHLB”) stock is carried at par value, which approximates its fair value.  As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances.  As of December 31, 2009, the minimum required investment was approximately $5,743.  The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold.  Stock redemptions are at the discretion of the FHLB.

FHLB stock is generally viewed as long-term investment.  Accordingly, when evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The determination of whether the decline affects the ultimate recoverability is influenced by criteria such as the following:

•	The significance of the decline in net assets of the FHLBs as compared to the capital stock amount for the FHLBs and the length of time this situation has persisted;

•	Commitments by the FHLBs to make payments required by low or regulation and the level of such payments in relation to the operating performance of the FHLBs;

•	The impact of legislative and regulatory changes on the institution and, accordingly, on the customer base of the FHLBs; and

•	The liquidity position of the FHLBs.

Foreclosed Assets – Assets acquired through foreclosure, or deeds in lieu of foreclosure, are initially recorded at fair value, less the estimated cost of disposal, at the date of foreclosure.  Any excess of the loan’s balance over the fair value of the foreclosed collateral is charged to the allowance for loan losses.

Improvements to foreclosed assets are capitalized.  Subsequent to foreclosure, management performs periodic valuations and the assets’ carrying value may be adjusted to the lower of carrying amount or fair value, less costs to sell.  Write downs to net realizable value, if any or any disposition gains or losses are included in noninterest income or expense.

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

Goodwill and Other Intangible Assets– Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  In accordance with generally accepted accounting principles, the Bank does not amortize the balance of goodwill, but completes periodic assessments of goodwill for impairment.  Goodwill impairment is deemed to exist if the net book value of a reporting unit giving rise to the recognition of goodwill exceeds estimated fair value.  The Bank’s assessments have not identified impairment of goodwill since the estimated fair value of the reporting unit exceed its net book value as of December 31, 2009 and 2008.

Advertising – Advertising costs are charged to expense during the year in which they are incurred.  Advertising expenses were $817, $756 and $883 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Earnings Per Share – Basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period.  Diluted earnings per share include the effect of common stock equivalents that would arise from the exercise of stock options discussed in Note 13.  Weighted shares outstanding are adjusted retroactively for the effect of stock dividends.

Weighted average shares outstanding at December 31 are as follows:

	2009	2008	2007

Basic	13,961,310	11,980,211	11,830,369
Common stock equivalents attributable to stock-based compensation plans	0	48,102	110,816
Diluted	13,961,310	12,028,313	11,941,185

Share-Based Payment Plans – Financial accounting standards require companies to measure and recognize compensation expense for all share-based payments at the grant date based on the fair value of the award, as defined in the Financial Accounting Standards Boards’ (FASB) ASC 718, “Stock Compensation”, and include such costs as an expense in our income statements over the requisite service (vesting) period.  The Company adopted ASC 718 using the modified prospective application, whereby the provisions of the statement have been applied prospectively only from the date of adoption for new (issued subsequent to December 31, 2005) and unvested stock option awards for which the requisite service is rendered after the date of adoption.  Thus, the Company recognizes as expense the fair value of stock options issued prior to January 1, 2006, but vesting after January 1, 2006, over the remaining vesting period.  In addition, compensation expense must be recognized for any awards modified, repurchased, or cancelled after the date of adoption.  The Company uses the Black-Scholes option pricing model to measure fair value.

Fair Value Measurements – Generally accepted accounting principles define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820, “Fair Value Measurements” establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. In general, fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities traded in active markets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Recently Issued Accounting Pronouncements – In December 2007, the FASB issued FASB ASC 805, “Business Combinations.” FASB ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired entity and the goodwill acquired. Furthermore, acquisition-related and other costs will now be expensed rather than treated as cost components of the acquisition. FASB ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements as related to business combinations consummated prior to January 1, 2009. We expect the adoption of this guidance will increase the costs charged to operations for acquisitions consummated on or after January 1, 2009.

In December 2007, the FASB issued FASB ASC 810, “Consolidations”, specifically, “Noncontrolling Interest in Consolidated Financial Statements.” FASB ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard also requires additional disclosures that clearly identify and distinguish between the interest of the parent’s owners and the interest of the noncontrolling owners of the subsidiary. This statement became effective on January 1, 2009, for the Company, to be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2008, FASB issued FASB ASC 260, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FASB ASC 260 concludes that nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This statement is effective for fiscal years beginning after December 15, 2008, to be applied retrospectively.  The Company had no restricted stock that qualifies as participating securities as described under this pronouncement.  The impact of adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

On January 12, 2009, FASB issued FASB ASC 325, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” FASB ASC 325 addresses certain practice issues in preceding guidance by making its other-than-temporary impairment assessment guidance consistent with FASB ASC 320, “Accounting for Certain Investments in Debt and Equity Securities.” This guidance removes the reference to the consideration of a market participant’s estimates of cash flows, and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms. If it is probable that there has been an adverse change in estimated cash flows, an other-than-temporary impairment is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made. This guidance is effective for interim and annual reporting periods ending after December 15, 2008, and is applied prospectively. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

On April 1, 2009, the FASB issued FASB ASC 805-20, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FASB ASC 805 amends and clarifies previous pronouncements to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the second annual reporting period beginning on or after December 15, 2008.  The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued FASB ASC 820, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FASB ASC 820 clarifies the application of previous guidance when the volume and level of activity for the asset or liability has significantly decreased and guidance on identifying circumstances when a transaction may not be considered orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009.  The impact of adoption did not have a material impact on the Company’s consolidated financial statements

On April 9, 2009, the FASB issued FASB ASC 320, “Recognition and Presentation of Other-Than-Temporary Impairments.” FASB ASC 320 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired.  For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment.  Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price. In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, this guidance changes the presentation and amount of the other-than-temporary impairment recognized in the income statement.  The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.  This guidance is effective for interim and annual reporting periods ending after June 15, 2009.  The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued FASB ASC 825, “Interim Disclosures about Fair Value of Financial Instruments.” FASB ASC 825 amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods.  This guidance is effective for interim and annual reporting periods ending after June 15, 2009.  The impact of adoption did not have a material impact on the Company’s consolidated financial statements, although additional interim disclosures have been provided within the Company’s interim reports .

On May 28, 2009, the FASB issued FASB ASC 855, “Subsequent Events.” FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This guidance is effective for interim and annual reporting periods ending after June 15, 2009.  The impact of adoption did not have a material impact on the Company’s consolidated financial statements, although additional disclosure is provided in the Notes to Consolidated Financial Statements.

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

In December 2009, the FASB issued Accounting Standards Update No. 2009-16, “Transfers and Servicing – Accounting for Transfers of Financial Assets.”  This Update formally codifies FASB Statement No. 166, “Accounting for Transfers of Financial Assets” and provides a revision for Topic 860 to require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosure.  The guidance in this Update is effective for interim and annual reporting periods beginning January 1, 2010.  The impact of adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update No. 2009-17, “Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”  This Update formally codifies FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” and provides a revision for Topic 810 to change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  This Update also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  The guidance in this Update is effective for interim and annual reporting periods beginning January 1, 2010.  The impact of adoption is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassifications – Certain amounts contained in the 2008 and 2007 consolidated financial statements have been reclassified where appropriate to conform to the financial statement presentation used in 2009.  These reclassifications had no effect on previously reported net income (loss).

2.    Securities Available-for-Sale:

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2009 are as follows:

					Securities in	Securities in
					Continuous	Continuous
					Unrealized	Unrealized
					Loss	Loss
		Gross	Gross	Estimated	Position for	Position For
	Amortized	Unrealized	Unrealized	Fair	Less Than	12 Months
	Cost	Gains	Losses	Value	12 Months	or Longer

Unrealized Loss Positions

Obligations of U.S.
Government agencies	$5,047	$-	$(47)	$5,000	$5,000	$-
Obligations of states and
political subdivisions	-	-	-	-	-	-
Mortgage-backed securities	61,721	-	(2,511)	59,210	53,048	6,162

	$66,768	$-	$(2,558)	$64,210	$58,048	$6,162

Unrealized Gain Positions

Obligations of U.S.
Government agencies	$-	$-	$-	$-
Obligations of states and
political subdivisions	6,372	337	-	6,709
Mortgage-backed securities	94,910	1,789	-	96,699

	$101,282	$2,126	$-	$103,408

At December 31, 2009, there were 61 investment securities in unrealized loss positions.  The unrealized loss associated with the $6,162 in a continuous unrealized loss position for twelve months or longer was $1,164 at December 31, 2009.  In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rate or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.  The decline in value of these securities has resulted from current economic conditions.  The projected average life of the securities portfolio is approximately three years.

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2009 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$5,047	$-	$(47)	$5,000
Obligations of states and political subdivisions	6,372	337	-	6,709
Mortgage-backed securities	156,631	1,789	(2,511)	155,909

	$168,050	$2,126	$(2,558)	$167,618

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2008 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$1,994	$35	$-	$2,029
Obligations of states and political subdivisions	7,429	83	(27)	7,485
Mortgage-backed securities	48,100	484	(3,165)	45,419

	$57,523	$602	$(3,192)	$54,933

The amortized cost and estimated fair value of securities at December 31, 2009 and 2008 by maturity are shown below.  Obligations of U.S. Government agencies and states and political subdivisions are shown by contractual maturity.  Mortgage-backed securities are shown by projected average life.

	2009		2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$32,730	$33,110	$17,880	$18,010
Due after one year through 5 years	122,580	122,063	31,984	29,373
Due after 5 years through 10 years	11,640	11,352	6,761	6,652
Due after 10 years	1,100	1,093	898	898

	$168,050	$167,618	$57,523	$54,933

No securities available for sale were sold in 2009, 2008, or 2007.

At December 31, 2009, securities with amortized costs of $34,287 (estimated market values of $35,115) were pledged to secure certain Treasury and public deposits as required by law, and to secure borrowing lines.

3.    Loans:

Major classifications of loans, including loans held for sale, at December 31 are as follows:

	December 31,	% of gross	December 31,	% of gross
	2009	loans	2008	loans

Real estate secured loans:
Permanent Loans:
Multifamily residential	$68,509	7.2%	$67,466	7.0%
Residential 1-4 family	86,795	9.2%	79,189	8.3%
Owner-occupied commercial	197,884	20.9%	188,709	19.7%
Non-owner-occupied commercial	147,605	15.6%	131,183	13.7%
Other loans secured by real estate	37,404	4.0%	23,810	2.5%
Total permanent real estate loans	538,197	56.9%	490,357	51.2%
Construction Loans:
Multifamily residential	18,472	2.0%	21,375	2.2%
Residential 1-4 family	41,714	4.4%	74,900	7.8%
Commercial real estate	38,921	4.1%	54,203	5.7%
Commercial bare land, acquisition & development	30,169	3.2%	34,756	3.6%
Residential bare land, acquisition & development	30,484	3.2%	33,395	3.5%
Other	1,582	0.2%	9,195	1.0%
Total construction real estate loans	161,342	17.1%	227,824	23.8%
Total real estate loans	699,539	74.0%	718,181	75.0%
Commercial loans	233,821	24.7%	226,203	23.6%
Consumer loans	6,763	0.7%	7,484	0.8%
Other loans	5,629	0.6%	6,219	0.6%

	945,752	100.0%	958,087	100.0%
Deferred loan origination fees	(1,388)		(1,730)

	944,364		956,357
Allowance for loan losses	(13,367)		(10,980)

	$930,997		$945,377

Real estate loans held for sale	$745		$410

Allowance for Loan Losses:

A summary of activity in the allowance for loan losses is as follows for the periods indicated:

	2009	2008	2007

Balance, beginning of year	$10,980	$8,675	$8,284
Provision charged to income	36,000	3,600	725
Loans charged against the allowance	(33,881)	(1,477)	(396)
Recoveries credited to allowance	268	182	62

Balance, end of year	$13,367	$10,980	$8,675

It is management’s opinion that the allowance for loan losses is adequate to absorb known and inherent risks in the loan portfolio.  However, actual results may differ from estimates.

Loans considered impaired, net of government guarantees totaled $58,861, $6,132, and $3,671 at December 31, 2009, 2008, and 2007, respectively.  The specific valuation allowance for loan losses for nonaccrual loans was approximately $1,048, $887, and $160 at December 31, 2009, 2008, and 2007, respectively.  The average recorded investment in nonaccrual loans was approximately $22,400, $5,136, and $1,512 in 2009, 2008, and 2007, respectively.  Interest income recognized on nonaccrual loans during 2009, 2008, and 2007 was approximately $2,118, $301, and $226, respectively.  Additional interest income which would have been realized on nonaccrual loans if they had remained current and still accruing interest would have been approximately $2,610, $173, and $140 in 2009, 2008 and 2007, respectively.  There were no loans 90 days contractually past due and continuing to accrue interest as of December 31, 2009, 2008, and 2007, respectively.

At December 31, 2009, outstanding loans to dental professionals totaled $158,433 and represented 16.8% of total outstanding loans compared to dental professional loans of $122,205 or 12.8% of total loans at December 31, 2008  There are no other industry concentrations in excess of 10% of the total loan portfolio.  In addition, a substantial portion of the loan portfolio is collateralized by real estate and is, therefore, susceptible to changes in local market conditions.  However, management believes that the loan portfolio is diversified by geographic location and among industry groups.  At December 31, 2009, outstanding residential construction loans totaled approximately $41,714 and represented 4.4% of total outstanding loans, compared to residential construction loans of $74,732 or 7.8% of outstanding loans at December 31, 2008  In addition, at December 31, 2009, unfunded loan commitments for residential construction totaled approximately $9,948, compared to unfunded loan commitments for residential construction of $19,818 at December 31, 2008.

4.    Loan Participations and Servicing:

In the normal course of business, the Bank has sold portions of loans to other institutions in order to extend the Bank’s lending capacity or to mitigate risk.  The unpaid principal balances of these serviced loans at December 31, 2009 and 2008 were $40,350 and $36,230, respectively.  These loans are not included in the accompanying consolidated balance sheets and the servicing component of these transactions are not material to the consolidated financial statements.

5.    Property and Equipment:

The balance of property and equipment, including accumulated depreciation and amortization, at December 31 consists of the following:

	2009	2008

Land	$3,834	$3,834
Buildings and improvements	18,522	18,348
Furniture and equipment	8,793	8,130

	31,149	30,312
Less accumulated depreciation & amortization	(10,921)	(9,549)

	$20,228	$20,763

The Bank leases certain facilities for office locations under noncancelable operating lease agreements expiring through 2039.  Rent expense related to these leases totaled $1,030, $942, and $654, and in 2009, 2008 and 2007, respectively.  The Bank leases approximately 52% of its Springfield Gateway building to others under noncancelable operating lease agreements extending through 2012.

Future minimum payments required and anticipated lease revenues under these leases are:

		Property
	Lease	Leased
	Commitments	to Others

2010	$988	$349
2011	953	253
2012	904	151
2013	705
2014	549
Thereafter	2,752

	$6,851	$753

Depreciation expense was $1,340, $1,488, and $1,385 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Bank capitalized $39 of interest expense related to property additions during 2007.  No interest was capitalized for similar property additions in 2009 or 2008.

6.    Goodwill and Core Deposit Intangibles:

The following table summarizes the changes in the Company’s goodwill and core deposit intangible asset for the year ended December 31, 2009.

		Core
		Deposit	Total
	Goodwill	Intangible	Intangibles

Balance, December 31, 2007	$22,031	$1,096	$23,127
Amortization	-	(223)	(223)

Balance, December 31, 2008	22,031	873	22,904
Amortization	-	(223)	(223)

Balance, December 31, 2009	$22,031	$650	$22,681

The goodwill and core deposit intangible assets relate primarily to the NWB Financial Corporation acquisition in November 2005.  In accordance with ASC 350, “Intangibles Goodwill and Other”, the Company does not recognize amortization expense related to its goodwill but completes periodic assessments of goodwill impairment.  Impairment, if deemed to exist, would be charged to noninterest expense in the period identified.  Management completed its annual assessment of goodwill impairment as of December 31, 2009 and determined no impairment currently exists.

Forecasted amortization expense is approximately $223 per year for 2010 and 2011 and $204 for the year 2012 for the core deposit intangible assets acquired during 2005.

7.    Deposits:

Scheduled maturities or repricing of time deposits at December 31 are as follows:

	2009	2008

2009	$-	$123,153
2010	99,331	9,207
2011	42,822	12,294
2012	2,412	1,109
2013	4,911	4,782
2014	383	-
Thereafter	102	-

	$149,961	$150,545

8.  Federal Funds and Overnight Funds Purchased:

The Bank has unsecured federal funds borrowing lines with correspondent banks totaling $75,000 at December 31, 2009 of which $10,000 was outstanding as of December 31, 2009.  The outstanding balances of these overnight funds were due January 4, 2010 and carried an interest rate of 0.45%.  At December 31, 2008, there was $24,000 borrowed against these lines.

The Bank also has a secured overnight borrowing line available from the Federal Reserve Bank totaling $110,756 at December 31, 2009.  The Federal Reserve Bank borrowing line is secured through the pledging of approximately $210,065 of commercial loans under the Bank’s Borrower-In-Custody program. At December 31, 2009, the outstanding balance was $53,025, consisting of three advances.   The first was due January 4, 2010 and carries an interest rate of 0.50%.  The remaining two advances were due on January 14, 2010, both advances carried an interest rate of 0.25% and totaled $50,000.   At December 31, 2008, there was $20,000 borrowed against this line.

9.  Federal Home Loan Bank Borrowings:

The Bank has a borrowing line with the FHLB equal to 30% of total assets and subject to discounted collateral and stock holdings.  At December 31, 2009, the borrowing line was $359,561, this compares to a borrowing line of $327,253 at December 31, 2008.  However, the FHLB borrowing line is limited by the amount of FHLB stock held and value of collateral pledged.  At December 31, 2009, the FHLB stock held by the Bank would support a total of $239,089 in borrowings.  At December 31, 2009, the Bank had pledged approximately $350,989 in real estate loans and securities to the FHLB that had a discounted value of $240,057.  At December 31, 2008, the bank had pledged approximately $441,782 in real estate loans and securities to the FHLB with a discounted collateral value of $273,978 At December 31, 2009, there was $130,000 borrowed on this line, including overnight advances of $35,000, $20,000 in short term advances, and $75,000 in long term advances.   At December 31,2008, there was $194,500 borrowed on this line, including CMA advances of $60,000, $89,000 in short term advances and $45,500 in long term advances.

Federal Home Loan Bank borrowings by year of maturity and applicable interest rate are summarized as follows as of December 31:

	Rate	2009	2008

Cash Management Advance		$-	$60,000
2009		-	99,500
2010	0.30 - 5.28%	66,500	11,500
2011	2.39 - 5.28%	10,000	10,000
2012	2.02 - 5.28%	16,000	4,500
2013	2.46 - 4.27%	22,000	7,000
2014	2.78 - 3.25%	13,500	-
2016	5.05 - 5.05%	2,000	2,000

		$130,000	$194,500

10.  Junior Subordinated Debentures:

In connection with the November 2005 acquisition of NWB Financial Corporation, the Company formed a wholly-owned Delaware statutory business trust subsidiary, Pacific Continental Corporation Capital Trust (the “Trust”), which issued $8,248 of guaranteed undivided beneficial interests in the Pacific Continental’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”).  These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.  All of the common securities of the Trust are owned by Pacific Continental.  The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8,248 of junior subordinated debentures of the Company.  The debentures which represent the sole asset of the Trust, accrue and pay distributions quarterly at a fixed rate of 6.265% per annum of the stated liquidation value of $1 per capital security.

Pacific Continental has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (1) accrued and unpaid distributions required to be paid on the Trust Preferred Securities, (2) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust, and (3) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of the Trust.  The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on January 7, 2036, or upon earlier redemption as provided in the indenture.  Pacific Continental has the right to redeem the debentures purchased by the Trust in whole or in part, on or after, January, 7, 2011.  As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued interest.  For the years ended December 31, 2009, 2008 and 2007, the Company recognized net interest expense of $524, $498 and $508, respectively, related to the Trust Preferred Securities.

11.  Income Taxes:

The provision (benefit) for income taxes for the years ended December 31 consists of the following:

	2009	2008	2007

Currently payable (refundable):
Federal	$(1,809)	$8,571	$7,608
State	24	501	556

	(1,785)	9,072	8,164

Deferred:
Federal	(1,793)	(1,416)	(288)
State	(261)	(217)	(46)

	(2,054)	(1,633)	(334)

Total income tax provision (benefit)	$(3,839)	$7,439	$7,830

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate.  The nature of the differences for the years ended December 31 was as follows:

	2009		2008		2007

Expected federal income
tax provision	$(3,051)	35.00%	$7,132	35.00%	$7,268	35.00%
State income tax, net of
federal income tax effect	(396)	4.54%	660	3.24%	733	3.53%
Municipal securities tax benefit	(146)	1.67%	(113)	-0.55%	(47)	-0.23%
Equity-based compensation	87	-1.00%	120	0.59%	199	0.96%
Benefit of purchased tax credits	(125)	1.43%	(315)	-1.55%	(395)	-1.90%
Deferred tax rate adjustments
and other	(208)	2.39%	(45)	-0.22%	72	0.35%

Income tax provision (benefit)	$(3,839)	44.04%	$7,439	36.51%	$7,830	37.71%

The tax benefit associated with stock option plans reduced taxes payable by $38, $59 and $201 at December 31, 2009, 2008 and 2007, respectively.  Such benefit is credited to common stock.

The components of deferred tax assets and liabilities at December 31 are as follows:

	2009	2008

Assets:
Allowance for loan losses	$5,248	$4,280
Basis adjustments on loans	533	365
Reserve for self-funded insurance	222	66
Oregon purchased tax credits	3,509	1,491
Nonqualified stock options	302	128
Net unrealized losses on securities	166	973
Nonaccrual loan interest	73	86

Total deferred tax assets	10,053	7,389

Liabilities:
Federal Home Loan Bank stock dividends	591	582
Excess tax over book depreciation	724	610
Prepaid expenses	694	238
NWBF acquisition adjustments	253	336
Other, principally loan orig. costs and deferred fees	614	580

Total deferred tax liabilities	2,876	2,346

Net deferred tax assets	$7,177	$5,043

Purchased tax credits of $3,264 will be utilized to offset future state income taxes.  These credits are recognized over a five year period beginning in the year of purchase and have an eight year carry forward period.  If unused, the credits will expire in the following years:  $1,111 in 2017, $947 in 2018, $545 in 2019, $402 in 2020 and $259 in 2021.  An Oregon net operating loss carryforward in the amount of $4,391 will offset future Oregon income.  The loss carryforward will expire in 2024 if not utilized.  It is anticipated that all credits net operating loss and other deferred asset items will be fully utilized in the normal course of operations and, accordingly, Management has not reduced deferred tax assets by a valuation allowance.

The Company adopted the provision of FASB ASC 740, Income Taxes, relating to accounting for uncertain tax positions on January 1, 2007.  As a result of the implementation of ASC 740, the Company recognized no liability for unrecognized tax benefits.  The Company files tax returns with the Internal Revenue Service and the Oregon Department of Revenue.  Tax returns for years subsequent to 2006 remain open to examination by these taxing jurisdictions.  The Company’s policy with respect to interest and penalties ensuing from income tax settlements is to recognize them as noninterest expense.

12.  Retirement Plan:

The Bank has a 401(k) profit sharing plan covering substantially all employees.  The plan provides for employee and employer contributions.  The total plan expenses, including employer contributions, were $713 and $784 in 2008 and 2007, respectively.  There were no employer contributions to the plan in 2009.

13.  Stock Based Compensations:

Pursuant to the 2006 Stock Option and Equity Compensation Plan (the “2006 SOEC Plan”), incentive stock options, nonqualified stock options, restricted stock, restricted stock units, or stock appreciation rights may be awarded to attract and retain Company and Bank employees.  Upon adoption of the 2006 SOEC Plan, the Company’s 1999 Employees’ Stock Option Plan (“1999 ESOP Plan”) and the Directors’ Stock Option Plan (“1999 DSOP Plan”) were cancelled and no longer available for future grants.  The exercise price for shares of common stock subject to an option under the 2006 SOEC Plan shall not be less than 100% of the fair market value of a share of common stock as of the date of grant of the option; provided, however, that in the case of an incentive stock option granted to an employee who immediately before the grant of such incentive stock option is a shareholder-employee, the incentive stock option exercise price shall be at least 110% of the fair market value of the common stock as of the date of grant of the incentive stock option. The Compensation Committee of the Board of Directors may impose any terms or conditions on the vesting of an award that it determines to be appropriate.  For the year ended December 31, 2009, the Company issued 116 incentive stock options with a fair value of $2.79 per share, to selected employees.

Pursuant to the Company’s 2006 SOEC Plan, stock appreciation rights (SARs) may be granted to employees.  The stock appreciation rights may be settled in cash or cash and common stock as determined at the date of issuance.  The Compensation Committee or the Board of Directors determines vesting provisions when awards are granted, and the awards granted generally vest over three or four years and have a maximum life of ten years.  SARs settled in stock are recognized as equity-based awards while SARs settled in cash are recognized on the balance sheet as liability-based awards, both of which are granted at the fair market value of our common stock at the grant date.  The grant-date fair value of the liability based awards vesting in the current period, along with the change in fair value of the awards during the period, are recognized as compensation expense and as an adjustment to the recorded liability.  For the year ended December 31, 2009, the Company issued 243 SARs, of which 147 have a fair value of $2.76 per unit and are to be settled in stock and 96 have a fair value of $2.76 per unit and are to be settled in cash.  For the year ended December 31, 2008, 221 SARs were issued, of which 121 have a fair value of $2.17 per unit and 7 have a fair value of $1.87 per unit and are to be settled in stock and 92 have a fair value of $2.59 per unit and 1 have a fair value of $1.63 per unit and are to be settled in cash.  For the year ended December 31, 2007, the Company issued 152 SARs, with a fair value of $2.17 per unit, of which 66 are to be settled in cash and 86 are to be settled in stock.

Also, pursuant to the Company’s 2006 SOEC Plan, non-qualified option awards and restricted stock awards may be granted to directors.  Stock options may be granted at exercise prices of not less than 100% of the fair market value of our common stock at the grant date.  Restricted stock awards may be granted at the fair market value on the date of the grant.  The maximum life of options granted under this plan is ten years from the grant date.  For the year ended December 31, 2007, the Company issued 17 nonqualified stock options, with a fair value of $3.09 per option.  For the year ended December 31, 2008, the Company issued 4 restricted stock awards, all of which immediately vested, to its Directors, with a fair value of $14.44 per share, the closing share price on the date of the grant.  For the year ended December 31, 2009, the Company issued 6 restricted stock awards to its Directors, with a fair value of $11.02 per share, the closing share price on the date of the grant.

The following tables identify the compensation expenses and tax benefits received by the Company according to the compensation plans and awards described above for the years 2009, 2008 and 2007:

	Year ended		Year ended		Year ended
	December 31, 2009		December 31, 2008		December 31, 2007
	Comp. Exp.	Tax Benefit	Comp. Exp.	Tax Benefit	Comp. Exp.	Tax Benefit
1999 ESOP Plan	$13	$-	$159	$-	$282,434	$-
2006 SOEC - ISOs	209	-	158	-	6,559	2,516
2006 SOEC - SARS stock	251	96	185	68	108,150	-
2006 SOEC - SARS cash	126	48	37	14	127,849	49,043
2006 SOEC - DSOs	28	11	27	10	26,003	9,975
2006 SOEC - DRSA	63	24	60	22	26,204	10,052
Total	$690	$179	$626	$114	$577,199	$71,586

Stock Options –

The following table provides the weighted-average fair values for stock options, exclusive of the options issued as a result of the NWBF acquisition, granted during the last three years.  These values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2009	2008	2007

Expected life in years (1)	7.00	7.01	5.61
Volatility (1)	30.40%	18.93%	17.87%
Interest Rate (2)	2.46%	3.44%	4.81%
Dividend Yield Rate (3)	3.31%	2.77%	1.58%

Average Fair-Value	$2.79	$2.59	$4.18

(1)	Volatility is based on historical experience over a period equivalent to the expected life in years.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
(3)
The Company has paid cash dividends on common stock since 1985.  Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date.

For any future grants, as required by ASC 718, the Company will estimate the impact of forfeitures based  on our historical experience with previously granted stock options, and consider the impact of the forfeitures when determining the amount of expense to record for stock options granted.  For stock options issued prior to the adoption of ASC 718, forfeitures were recognized when the stock option was actually forfeited.  The Company generally issues new shares of common stock to satisfy stock option exercises.

A summary of stock option activity during the current fiscal year is presented below:

Total Stock Options	Shares (in thousands)	Average Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008	628	$14.24
Granted	116	12.07
Exercised	(38)	11.02
Forfeited or expired	(187)	14.66
Outstanding at December 31, 2009	519	$13.85	5.85	$315

Exercisable at December 31, 2009	269	$13.57	3.76	$315

Nonvested Options	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2008	205	$2.66
Granted	116	2.79
Vested	(68)	2.15
Forfeited or expired	(4)	2.84
Outstanding at December 31, 2009	249	$3.03

A summary of value received by employees and directors exercising stock options over the last three years is presented below:

	Years Ended December 31,
	2009	2008	2007
Total intrinsic value of
stock options exercised	$125	$488	$1,206

Stock Appreciation Rights -
The following table provides the weighted-average fair values for stock appreciation rights (SARs) to be settled in stock.  The values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2009	2008	2007

Expected life in years (1)	6.00	6.01	6.00
Volatility (1)	31.80%	16.99%	18.68%
Interest Rate (2)	2.17%	3.21%	4.81%
Dividend Yield Rate (3)	3.31%	2.78%	1.58%

Average Fair-Value	$2.76	$2.15	$4.45

(1)	Volatility is based on historical experience over a period equivalent to the expected life in years.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
(3)
The Company has paid cash dividends on common stock since 1985.  Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date.

A summary of SAR – stock awards activity is presented below:

Total SAR - Stock Awards	Awards (in thousands)	Average Price Per Award	Weighted-Average Remaining Contractual Life
Outstanding at December 31, 2008	266	$16.03
Granted	147	12.07
Exercised	-	-
Forfeited or expired	(13)	14.33
Outstanding at December 31, 2009	400	$14.63	8.14

Exercisable at December 31, 2009	116	$16.50	7.23

Nonvested SAR - Stock Awards	Awards (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2008	215	$3.03
Granted	147	2.76
Vested	(63)	3.24
Forfeited or expired	(15)	2.95
Outstanding at December 31, 2009	284	$2.85

A summary of SAR – cash awards activity during the current fiscal year is presented below:

Total SAR - Cash Awards	Awards (in thousands)	Average Price Per Award	Weighted-Average Remaining Contractual Life
Outstanding at December 31, 2008	192	$16.06
Granted	96	12.07
Exercised	-	-
Forfeited or expired	(16)	14.54
Outstanding at December 31, 2009	272	$14.75	8.08

Exercisable at June 30, 2009	83	$16.52	7.20

Nonvested SAR - Cash Awards	Awards (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2008	153	$2.88
Granted	96	2.76
Vested	(44)	3.11
Forfeited or expired	(16)	2.78
Outstanding at December 31, 2009	189	$2.77

For any future grants, as required by ASC 718, the Company will estimate the impact of forfeitures based on our historical experience with previously granted stock options, and consider the impact of the forfeitures when determining the amount of expense to record for both stock and cash settled SARs.

At December 31, 2009, the Company has estimated unrecognized compensation expense of approximately $446, $495, and $269 for unvested stock options, SAR – stock awards and SAR – cash awards, respectively.  These amounts are based on a forfeiture rate assumption of 20% for all awards granted to employees.  The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested stock options, SAR – stock awards and SAR – cash awards is approximately 2.5, 2.7 and 3.0 years, respectively.

14.  Transactions with Related Parties:

The Bank has granted loans to officers and directors and to companies with which they are associated.  Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties.  Activity with respect to these loans during the year ended December 31 was as follows:

	2009	2008

Balance, beginning of year	$1,763	$1,462

Additions or renewals	874	549
Amounts collected	(1,549)	(248)

Balance, end of year	$1,088	$1,763

In addition, there were $259 in commitments to extend credit to directors and officers at December 31, 2009, which are included among loan commitments, disclosed in Note 15.

15.  Commitments and Contingencies:

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

Off-balance-sheet instruments at December 31 consist of the following:

	2009	2008

Commitments to extend credit (principally variable rate)	$133,515	182,609
Letters of credit and financial guarantees written	$1,614	$2,298

The Company has entered into Executive Employment Agreements with two key executive officers.  The employment agreements provide for minimum aggregate annual base salaries of $566,500, plus performance adjustments, life insurance coverage, and other perquisites commonly found in such agreements.  The two employment agreements expire in 2011 unless extended or terminated earlier.

Legal Contingencies arise from time to time in the normal course of business.  Based upon analysis of management, in consultation with the Company’s legal counsel, there are no current legal matters which are expected to have a material effect on the Company’s consolidated financial statements.

16.  Fair Value Disclosures of Financial Instruments:

The following disclosures about fair value of financial instruments are made in accordance with provisions of ASC 825 “Financial Instruments”.  The use of different assumptions and estimation methods could have a significant effect on fair value amounts.  Accordingly, the estimates of fair value herein are not necessarily indicative of the amounts that might be realized in a current market exchange.

The estimated fair values of the financial instruments at December 31 are as follows:

	2009		2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$16,970	$16,970	$20,455	$20,455
Securities available for sale	167,618	167,618	54,933	54,933
Loans held for sale	745	745	410	410
Loans, net of allowance
for loan losses	930,997	932,608	945,377	947,091
Interest receivable	4,408	4,408	4,021	4,021
Federal Home Loan
Bank stock	10,652	10,652	10,652	10,652

Financial liabilities:
Deposits	827,918	829,893	722,437	723,188
Federal funds and overnight funds purchased	63,025	63,025	44,000	44,000
Federal Home Loan Bank borrowings	130,000	130,787	194,500	196,001
Junior subordinated debentures	8,248	7,987	8,248	7,903
Accrued interest payable	623	623	527	527

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

Loans – For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values.  Fair value of fixed-rate loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable, and considers credit risk.  The Company uses an independent third party in establishing the fair value of its loan portfolio.

Interest receivable and payable – The carrying amounts of accrued interest receivable and payable approximate their fair value.

Deposits – Fair value of demand, interest-bearing demand and savings deposits is the amount payable on demand at the reporting date.  Fair value of time deposits is estimated using the interest rates currently offered for deposits of similar remaining maturities.  The Company uses an independent third party to establish the fair value of time deposits.

Federal Funds Purchased – The carrying amount is a reasonable estimate of fair value because of the short-term nature of these borrowings.

Federal Home Loan Bank Borrowings – Fair value of Federal Home Loan Bank borrowings is estimated by discounting future cash flows at rates currently available for debt with similar terms and remaining maturities.

Junior Subordinated Debentures – Fair value of Junior Subordinated Debentures is estimated by discounting future cash flows at rates currently available for debt with similar credit risk, terms and remaining maturities.

Off-Balance-Sheet Financial Instruments – The carrying amount and fair value are based on fees charged for similar commitments and are not material.

Financial instruments, measured at fair value, are broken down in the table below by recurring or nonrecurring measurement status.  Recurring assets are initially measured at fair value and are required to be remeasured at fair value in the financial statements at each reporting date.  Assets measured on a nonrecurring basis are assets that, due to an event or circumstance, were required to be remeasured at fair value after initial recognition in the financial statements at some time during the reporting period.

\

The table below shows assets measured at fair value as of December 31, 2009:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year Ended December 31, 2009 Total Loss

Recurring Items
Obligations of U.S Government agencies	$5,000	$-	$5,000	$-	$-
Obligation of states and political subdivisions	6,709	-	6,709	-	-
Mortgage-backed securities	155,909	-	155,909	-	-

Non-Recurring Items
Loans measured for impairment
(net of guarantees)	$58,861	$-	$-	$58,861	$25,631
Other real estate owned	4,224	-	-	4,224	515

Total	$230,703	$-	$167,618	$63,085	$26,146

The table below shows assets measured at fair value as of December 31, 2008:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year Ended December 31, 2008 Total Loss

Recurring Items
Obligations of U.S Government agencies	$2,028	$-	$-	$-	$-
Obligation of states and political subdivisions	7,486	-	7,486	-	-
Mortgage-backed securities	45,419	-	45,419	-	-

Non-Recurring Items
Loans measured for impairment
(net of guarantees)	1,927	-	-	1,927	887
Other real estate owned	3,806	-	-	3,806	49

Total	$82,697	$-	$54,933	$27,764	$936

17.  Regulatory Matters:

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to leverage assets.  Management believes, as of December 31, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2009 and according to Federal Reserve and FDIC guidelines, the Company and the Bank are considered to be well capitalized.  To be categorized as well capitalized, the Company and the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total capital (to risk
weighted assets)
Bank:	$153,904	14.64%	$84,120	8%	$105,150	10%
Company:	$164,401	15.63%	$84,140	8%	$105,175	10%
Tier I capital (to risk
weighted assets)
Bank:	$140,749	13.39%	$42,060	4%	$63,090	6%
Company:	$151,248	14.38%	$42,070	4%	$63,105	6%
Tier I capital (to leverage
assets)
Bank:	$140,749	12.24%	$46,006	4%	$57,508	5%
Company:	$151,248	13.66%	$44,292	4%	$55,365	5%

As of December 31, 2008:
Total capital (to risk
weighted assets)
Bank:	$113,600	11.11%	$81,773	8%	$102,216	10%
Company:	$114,095	11.16%	$81,773	8%	$102,216	10%
Tier I capital (to risk
weighted assets)
Bank:	$102,424	10.02%	$40,887	4%	$61,330	6%
Company:	$102,919	10.07%	$40,887	4%	$61,330	6%
Tier I capital (to leverage
assets)
Bank:	$102,424	9.68%	$42,306	4%	$52,882	5%
Company:	$102,919	9.73%	$42,306	4%	$52,882	5%

18.  Parent Company Financial Information:

Financial information for Pacific Continental Corporation (Parent Company only) is presented below:

BALANCE SHEETS
December 31
	2009	2008

Assets:
Cash deposited with the Bank	$10,639	$621
Prepaid expenses	-	6
Equity in Trust	248	248
Investment in the Bank, at cost plus equity
in earnings	163,163	123,670

	$174,050	$124,545

Liabilities and shareholders' equity:
Liabilities	$140	$132
Junior subordinated debentures	8,248	8,248
Shareholders' equity	165,662	116,165

	$174,050	$124,545

STATEMENTS OF OPERATIONS
For the Periods Ended December 31

	2009	2008	2007

Income:
Cash dividends from the Bank	$2,600	$4,100	$2,610

	2,600	4,100	2,610

Expenses:
Interest expense	508	498	509
Investor relations	46	46	52
Legal, registration expense, and other	139	94	74
Personnel costs paid to Bank	177	110	109

	870	748	744

Income before income tax expense
and equity in undistributed
earnings (loss) from the Bank	1,730	3,352	1,866

Income tax expense	(658)	(1,274)	(709)
Equity in undistributed earnings (loss) of the Bank	(5,951)	10,861	11,778

Net income (loss)	$(4,879)	$12,939	$12,935

STATEMENTS OF CASH FLOWS
For the Periods Ended December 31

	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$(4,879)	$12,939	$12,935
Adjustments to reconcile net income (loss)
to net cash provided by operating
activities:
Equity in undistributed earnings (loss) from	5,951	(10,861)	(11,778)
the Bank
Other, net	(1,592)	(2,542)	(1,609)

Net cash used in operating activities	(520)	(464)	(452)

Cash flows from investing activities:
Investment in bank subsidiary	(41,900)	4,100	2,610

Net cash provided by investing activities	(41,900)	4,100	2,610

Cash flows from financing activities:
Proceeds from stock options exercised	417	1,445	1,939
Proceeds from share issuance	55,293	-	-
Dividends paid	(3,272)	(4,797)	(4,175)

Net cash provided by (used in) financing activities	52,438	(3,352)	(2,236)

Net increase (decrease) in cash	10,018	284	(78)

Cash, beginning of period	621	337	415

Cash, end of period	$10,639	$621	$337

ITEM 8                 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 8A                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and timely reported as provided in the SEC rules and forms.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The management of Pacific Continental Corporation has assessed the effectiveness of its internal control over financial reporting at December 31, 2009.  To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company believes that as of December 31, 2009, the internal control over financial reporting system met those criteria.

The Company’s independent auditors, Moss Adams, L.L.P., have issued an attestation report on the Company’s internal control over financial reporting.  The attestation report can be found on pages 44 and 45 of this document.

ITEM 8B.Other Information

None

PART III

ITEM 9                Directors, Executive Officers, and Corporate Governance

The information regarding “Directors and Executive Officers of the Registrant” of the Company is incorporated by reference from the sections entitled “ELECTION OF DIRECTORS—Nominees for Director,” “MANAGEMENT” and “COMPLIANCE WITH SECTION 16(a) FILING REQUIREMENTS” of the Company’s 2010 Annual Meeting Proxy Statement (the “Proxy Statement”).

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

ITEM 10                 Executive Compensation

The information regarding “Executive Compensation” is incorporated by reference from the sections entitled “COMPENSATION DISCUSSION AND ANALYSIS,” “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” of the Proxy Statement.

ITEM 11                 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information regarding “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference from the section entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of the Proxy Statement.

ITEM 12                 Certain Relationships and Related Transactions and Director Independence

The information regarding “Certain Relationships and Related Transactions and Director Independence” is incorporated by reference from the sections entitled “TRANSACTIONS WITH MANAGEMENT” and “DIRECTOR INDEPENDENCE” of the Proxy Statement.

ITEM 13                 Principal Accountant Fees and Services

For information concerning principal accountant fees and services as well as related pre-approval policies, see “AUDITORS – Fees Paid to Independent Accountants” in the Company’s Proxy Statement, which is incorporated by reference.

ITEM 14                 Exhibits and Financial Statement Schedules

(a)(1)(2)                 See Index to Consolidated Financial Statements filed under Item 7 of this report.

All other schedules to the financial statements required by Regulation S-X are omitted because they are not applicable, not material, or because the information is included in the financial statements or related notes.

(a)(3)                 Exhibit Index

Exhibit

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
10.1	1999 Employee Stock Option Plan (3)
10.2	1999 Director’s Stock Option Plan (3)
10.3	Amended 2006 Stock Option and Equity Compensation Plan (4)
10.4	Form of Restricted Stock Award Agreement (5)
10.5	Form of Stock Option Award Agreement (5)
10.6	Form of Restricted Stock Unit Agreement (5)
10.7	Form of Stock Appreciation Rights Agreement (5)
10.8	Change of Control/Salary Continuation Agreement for Michael Reynolds (6)
10.9	Change of Control/Salary Continuation Agreement for Daniel Hempy (6)
10.10	Change of Control/Salary Continuation Agreement for Basant Singh (7)
10.11	Executive Employment Agreement for Roger Busse (8)
10.12	Executive Employment Agreement for Hal Brown (8)
10.13	Amendment to Executive Employment Agreement for Roger Busse (9)
10.14	Amendment to Executive Employment Agreement for Hal Brown (9)
10.15	NWB Financial Corporation Employee Stock Option Plan (10)
10.16	NWB Financial Corporation Director Stock Option Plan (10)
10.17	Director Fee Schedule (11)
10.18	Director Stock Trading Plan (8)
10.19	Form of Common Stock Purchase Agreement between the Company and each of the Purchasers, dated as of January 6, 2009 (12)
10.20	Form of Registration Rights Agreement between the Company and each of the Purchasers, dated as of January 6, 2009 (12)
14	Code of Ethics for Senior Financial Officers and Principal Executive Officer (8)
23.1	Consent of Moss Adams L.L.P
24.1	Power of Attorney (included on signature page to this report)
31.1	302 Certification, Hal Brown, Chief Executive Officer
31.2	302 Certification, Michael A. Reynolds, Executive Vice President and Chief Financial Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.
(3)	Incorporated by reference to Exhibits 99.1 - 99.4 of the Company’s S-8 Registration Statement (File No. 333-109501).
(4)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2009.
(5)	Incorporated by reference to Exhibits 99.1-99.5 of the Company’s Form S-8 Registration Statement (File No. 333-134702).
(6)	Incorporated by reference to Exhibits 10.3 and 10.4 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005.
(7)	Incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-4 (File No. 333-128968).
(8)	Incorporated by reference to Exhibits 10.9, 10.10, and 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 21, 2009.
(10)	Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s Form S-8 Registration Statement (File No. 333-130886).
(11)	Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
(12)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s Current Report on Form 8-K filed January 8, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on March 15, 2010.

PACIFIC CONTINENTAL CORPORATION
(Company)

By:       /s/ Hal M. Brown
Hal Brown
Chief Executive Officer

Power of Attorney

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Hal M. Brown and Michael A. Reynolds, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to the Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each of them, full power and authority to do and perform each and every act and thing requisite necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby, ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 15th day of March, 2010.

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
Hal Brown                                                      and Director

Principal Financial and Accounting Officer

By   /s/  Michael A. Reynolds                               Executive Vice President and
Michael A. Reynolds                                      Chief Financial Officer

Remaining Directors

By   /s/ Robert A. Ballin                                      Chairman                 By  /s/ Michael Heijer         Director
Robert A. Ballin                                                                                     Michael Heijer

By   /s/  Donald G. Montgomery                       Vice Chairman         By/s/  Michael D. Holzgang       Director
Donald G. Montgomery                                                                          Michael D. Holzgang

By   /s/ Cathi Hatch                                              Director                   By     /s/  Donald L. Krahmer, Jr.     Director
Cathi Hatch                                                                              Donald L. Krahmer, Jr.

By   /s/  Michael S. Holcomb                               Director                   By    /s/  John H. Rickman       Director
        Michael S. Holcomb                                                                                John H. Rickman

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 15, 2010	/s/ Hal Brown
Hal Brown, Chief Executive Officer

CERTIFICATION

I, Michael A. Reynolds, certify that:
1.	I have reviewed this Form 10-K of Pacific Continental Corporation;

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

Date:  March 15, 2010                                          /s/ Michael A. Reynolds
                                                                               Michael A. Reynolds, Executive Vice President & CFO

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacific Continental Corporation (the “Company”) on Form 10-K for the period ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Hal M. Brown, Chief Executive Officer, and Michael A. Reynolds, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

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

Dated:  March 15, 2010