Form 10-Q
period 2010-03-31
PACIFIC CONTINENTAL CORP
filed 2010-05-06
CIK 1084717

As Filed with the Securities & Exchange Commission on May 6, 2010.

SECURITIES & EXCHANGE COMMISSION

FORM 10-Q

[ X ]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010.

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
Smaller Reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act     Yes  __                   No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock outstanding as of April 30, 2010:                                                                                                   18,393,773

PACIFIC CONTINENTAL CORPORATION
FORM 10-Q
QUARTERLY REPORT
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Consolidated Balance Sheets (unaudited): March 31, 2010, December 31, 2009 and March 31, 2009	3

	Consolidated Statements of Income (unaudited): Quarters ended March 31, 2010 and March 31, 2009	4

	Consolidated Statements of Changes in Shareholders’ Equity (unaudited): Quarter ended March 31, 2010 and year ended December 31, 2009	5

	Consolidated Statements of Cash Flows (unaudited): Quarters ended March 31, 2010 and March 31, 2009	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures on Market Risk	34

Item 4.	Controls and Procedures	34

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	none

Item 1a.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	none

Item 3.	Defaults Upon Senior Securities	none

Item 4.	Removed and Reserved	none

Item 5.	Other Information	none

Item 6.	Exhibits	41

SIGNATURES		42

Item 1.  Financial Statements

Pacific Continental Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	December 31,	March 31,
	2010	2009	2009
ASSETS
Cash and due from banks	$18,140	$16,698	$19,573
Interest-bearing deposits with banks	264	272	474
Total cash and cash equivalents	18,404	16,970	20,047

Securities available-for-sale	178,638	167,618	73,272
Loans held-for-sale	1,219	745	352
Loans, less allowance for loan losses and net deferred fees	911,617	930,997	953,438
Interest receivable	4,396	4,408	4,219
Federal Home Loan Bank stock	10,652	10,652	10,652
Property, plant and equipment, net of accumulated depreciation	20,512	20,228	20,582
Goodwill and other intangible assets	22,625	22,681	22,848
Deferred tax asset	6,429	7,177	4,760
Taxes receivable	2,339	5,299	-
Other real estate owned	3,890	4,224	3,618
Prepaid FDIC assessment	5,791	6,242	-
Other assets	1,872	1,872	2,749

Total assets	$1,188,384	$1,199,113	$1,116,537

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing demand	$211,846	$202,088	$177,176
Savings and interest-bearing checking	471,156	475,869	426,065
Time $100,000 and over	64,256	68,031	50,544
Other time	114,842	81,930	80,062
Total deposits	862,100	827,918	733,847

Federal funds and overnight funds purchased	9,810	10,000	25,000
Federal Home Loan Bank advances and other borrowings	136,500	183,025	216,080
Junior subordinated debentures	8,248	8,248	8,248
Accrued interest and other payables	3,918	4,260	5,153
Total liabilities	1,020,576	1,033,451	988,328

Shareholders' equity
Common stock, 25,000 shares authorized
issued & outstanding: 18,394 at March 31, 2010 and
December 31, 2009, and 12,867 at March 31, 2009	136,453	136,316	90,195
Retained earnings	30,532	29,613	39,425
Accumulated other comprehensive gain (loss)	823	(267)	(1,411)
	167,808	165,662	128,209

Total liabilities and shareholders’ equity	$1,188,384	$1,199,113	$1,116,537

See accompanying notes.

Pacific Continental Corporation and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Interest and dividend income
Loans	$14,664	$15,321
Securities	1,547	937
Federal funds sold & interest-bearing deposits with banks	1	1
	16,212	16,259

Interest expense
Deposits	2,332	2,291
Federal Home Loan Bank & Federal Reserve borrowings	635	667
Junior subordinated debentures	125	125
Federal funds purchased	11	25
	3,103	3,108

Net interest income	13,109	13,151

Provision for loan losses	4,250	1,500
Net interest income after provision for loan losses	8,859	11,651

Noninterest income
Service charges on deposit accounts	421	466
Other fee income, principally bankcard	475	392
Loan servicing fees	17	18
Mortgage banking income	67	92
Other noninterest income	65	53
	1,045	1,021

Noninterest expense
Salaries and employee benefits	4,788	4,871
Premises and equipment	1,036	997
Bankcard processing	137	117
Business development	305	488
FDIC insurance assessment	473	267
Other real estate expense	88	86
Other noninterest expense	1,386	1,224
	8,213	8,050

Income before provision for income taxes	1,691	4,622
Provision for income taxes	588	1,675

Net income	$1,103	$2,947

Earnings per share
Basic	$0.06	$0.23
Diluted	$0.06	$0.23

Weighted average shares outstanding
Basic	18,394	12,812

Common stock equivalents
attributable to stock-based awards	46	45
Diluted	18,440	12,857

See accompanying notes.

Pacific Continental Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
 (In thousands)
(Unaudited)

				Accumulated
				Other
	Number	Common	Retained	Comprehensive
	of Shares	Stock	Earnings	Loss	Total

Balance, December 31, 2008	12,080	$80,019	$37,764	$(1,618)	$116,165

Net loss			(4,879)		(4,879)
Other comprehensive income:
Unrealized gain on securities				2,158
Deferred income taxes				(807)

Other comprehensive income				1,351	1,351

Comprehensive loss					(3,528)
Stock issuance	6,270	55,293			55,293
Stock options exercised and related tax benefit	44	440			440
Share-based compensation		564			564
Cash dividends			(3,272)		(3,272)

Balance, December 31, 2009	18,394	136,316	29,613	(267)	165,662

Net income			1,103		1,103
Other comprehensive income:
Unrealized gain on securities				1,766
Deferred income taxes				(676)

Other comprehensive income				1,090	1,090

Comprehensive income					2,193
Share-based compensation		137			137
Cash dividends			(184)		(184)

Balance, March 31, 2010	18,394	$136,453	$30,532	$823	$167,808

	See accompanying notes.

Pacific Continental Corporation and Subsidiaries
Consolidated Statements of Cash Flows
 (Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,103	$2,947
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization, net of accretion	726	233
Loss on sale or write-down of property and equipment	-	2
Provision for loan losses	4,250	1,500
(Gains) losses on foreclosed assets	(1)	35
Deferred income taxes	116	199
Share-based compensation	137	98
Production of mortgage loans held-for-sale	(2,397)	(3,966)
Proceeds from the sale of mortgage loans held-for-sale	1,923	4,023
Change in:
Interest receivable	12	(198)
Deferred loan fees	3	(180)
Accrued interest payable and other liabilities	(342)	(2,098)
Income taxes receivable	2,960	1,711
Other assets	451	(21)
Net cash provided by operating activities	8,941	4,285

Cash flow from investing activities:
Proceeds from maturities of available for sale investment securities	9,971	5,135
Purchase of available for sale investment securities	(19,743)	(22,928)
Net loan principal collections (originations)	14,976	(10,356)
Purchase of loans	(40)	(40)
Purchase of property	(641)	(177)
Proceeds on sale of foreclosed assets	687	1,002
Purchase of energy tax credits	-	(111)
Net cash used by investing activities	5,210	(27,475)

Cash flow from financing activities:
Change in deposits	34,182	11,410
Change in federal funds purchased and FHLB and FRB
short-term borrowings	(43,215)	4,080
Proceeds from FHLB term advances originated	2,500	270,000
FHLB term advances paid-off	(6,000)	(271,500)
Proceeds from stock options exercised	-	402
Proceeds from stock issuance	-	9,676
Dividends paid	(184)	(1,286)
Net cash provided by financing activities	(12,717)	22,782
Net increase (decrease) in cash and cash equivalents	1,434	(408)
Cash and cash equivalents, beginning of year	16,970	20,455
Cash and cash equivalents, end of year	$18,404	$20,047

Supplemental information:
Noncash investing and financing activities:
Transfers of loans to foreclosed assets	$352	$1,031
Change in unrealized gain (loss) on securities, net of
deferred income taxes	1,090	207
Cash paid during the year for:
Income taxes	$-	$26
Interest	$2,552	$3,079

See accompanying notes.

 Pacific Continental Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A complete set of Notes to Consolidated Financial Statements is a part of the Company’s 2009 Form 10-K filed March 16, 2010.  The notes below are included due to material changes in the financial statements or to provide the reader with additional information not otherwise available.  In preparing these financial statements, the Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements.  All numbers in the following notes are expressed in thousands, except share and per share data.

Certain amounts contained in the prior period consolidated financial statements have been reclassified where appropriate to conform to the financial statement presentation used in the current period.  These reclassifications had no effect on previously reported net income.

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

The balance sheet data as of December 31, 2009 was derived from audited financial statements, but does not include all disclosures contained in the Company’s 2009 Form 10-K.  The interim consolidated financial statements should be read in conjunction with the December 31, 2009 consolidated financial statements, including the notes thereto, included in the Company’s 2009 Form 10-K.

2. Stock Option Plans

Pursuant to the approval of the 2006 Stock Option and Equity Compensation Plan (the “2006 SOEC Plan”) at the annual shareholders’ meeting in April 2006, incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, or stock appreciation rights may be awarded to attract and retain the best available personnel for positions of responsibility with the Company and its subsidiaries.  Upon adoption of the 2006 SOEC Plan, the Company’s 1999 Employees’ Stock Option Plan (“1999 ESOP Plan”) and the Directors’ Stock Option Plan (“1999 DSOP Plan”) were cancelled and no longer available for future grants.  The Company’s shareholders approved an amendment to the 2006 SOEC Plan on April 20, 2009 to increase the number of shares by 500 that may be subject to awards under the plan.  The exercise price for shares of common stock subject to an option under the 2006 SOEC Plan shall not be less than 100% of the fair market value of a share of common stock as of the date of grant of the option; provided, however, that in the case of an incentive stock option granted to an employee who immediately before the grant of such incentive stock option is a shareholder-employee, the incentive stock option exercise price shall be at least 110% of the fair value of the common stock as of the date of grant of the incentive stock option. The Compensation Committee of the Board of Directors may impose any terms or conditions on the vesting of an award that it determines to be appropriate.  For the quarters ended March 31, 2010, and March 31, 2009, the Company issued no incentive stock options.

Pursuant to the Company’s 2006 SOEC Plan, stock appreciation rights (SARs) may be granted to employees.  The stock appreciation rights may be settled in cash only, or a combination of cash and common stock as determined at the date of issuance.  The Compensation Committee of the Board of Directors determines vesting provisions when awards are granted, and the awards granted generally vest over three or four years and have a maximum life of ten years.  SARs settled in stock are recognized as equity-based awards while SARs settled in cash are recognized on the balance sheet as liability-based awards, both of which are granted at the fair market value of the Company’s common stock at the grant date.  The grant-date fair value of the liability-based awards vesting in the current period, along with the change in fair value of the awards during the period, are recognized as compensation expense and as an adjustment to the recorded liability.  For the quarter ended March 31, 2010, the Company issued 1,000 SARs to be settled in stock, having a fair value of $3.79.  No SARs were issued during the first quarter 2009.

Also, pursuant to the Company’s 2006 SOEC Plan, non-qualified options and restricted stock awards may be granted to directors.  Stock options may be granted at exercise prices of not less than 100% of the fair market value of our common stock at the grant date.  Restricted stock awards may be granted at the fair market value on the date of the grant.  The maximum life of options granted under this plan is ten years from the grant date.  For the quarters ended March 31, 2010 and March 31, 2009, the Company issued no stock options or restricted stock awards to its Directors.

The following tables identify the compensation expenses and tax benefits received by the Company according to the compensation plans and awards described above for the three months ended March 31, 2010 and 2009:

	Three months ended		Three months ended
	March 31, 2010		March 31, 2009
	Comp. Exp.	Tax Benefit	Comp. Exp.	Tax Benefit
1999 ESOP Plan	$1	$-	$3	$-
2006 SOEC - ISOs	61	-	41	-
2006 SOEC - SARS stock	68	26	47	18
2006 SOEC - SARS cash	162	62	58	22
2006 SOEC - DSOs	7	3	7	3
2006 SOEC - DRSA	-	-	-	-
Total	$299	$91	$156	$43

At March 31, 2010, the Company has estimated unrecognized compensation expense of approximately $375, $435 and $384 for unvested stock options, SAR stock awards, and SAR cash awards, respectively.  These amounts are based on forfeiture rates of 20% for all awards granted to employees.  The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested stock options, SAR stock awards and SAR cash awards is approximately 1.33, 1.37 and 1.36 years, respectively.

3.  Securities Available-for-Sale:

The amortized cost and estimated fair values of securities available-for-sale at March 31, 2010 are as follows:

					Securities in	Securities in
					Continuous	Continuous
					Unrealized	Unrealized
					Loss	Loss
		Gross	Gross	Estimated	Position for	Position For
	Amortized	Unrealized	Unrealized	Fair	Less Than	12 Months
	Cost	Gains	Losses	Value	12 Months	or Longer

Unrealized Loss Positions

Obligations of U.S. Government agencies	$5,045	$-	$(43)	$5,002	$5,002	$-
Mortgage-backed securities	39,714	-	(1,912)	37,802	33,667	4,135

	$44,759	$-	$(1,955)	$42,804	$38,669	$4,135

Unrealized Gain Positions

Obligations of U.S.Government agencies	$2,015	$9	$-	$2,024
Obligations of states and political subdivisions	6,116	429	-	6,545
Mortgage-backed securities	124,414	2,851	-	127,265

	132,545	3,289	-	135,834

	$177,304	$3,289	$(1,955)	$178,638

At March 31, 2010, there were 44 investment securities in unrealized loss positions.  The unrealized loss associated with the $4,135 in a continuous unrealized loss position for twelve months or longer was $678 at March 31, 2010.  In the opinion of management, these securities are considered only temporarily impaired as the Company has no intent, nor is it more likely than not, that it will be required to sell its impaired securities before their recovery.  The impairment is due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.  The decline in value of these securities has resulted from current economic conditions.  The projected average life of the securities portfolio is approximately three years.  Although yields on these securities may be below market rates during that period, no loss of principal is expected.

The amortized cost and estimated fair values of securities available-for-sale at March 31, 2009 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Obligations of U.S Government agencies	$1,998	$16	$-	$2,014
Obligation of states and political subdivisions	6,923	228	(4)	7,147
Mortgage-backed securities	66,561	865	(3,315)	64,111

	$75,482	$1,109	$(3,319)	$73,272

The amortized cost and estimated fair value of securities at March 31, 2010 and 2009 by maturity are shown below.  Obligations of U.S. Government  agencies and states and political subdivisions are shown by contractual maturity.  Mortgage-backed securities are shown by projected average life.

	March 31, 2010		March 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$31,463	$31,644	$19,871	$20,066
Due after one year through 5 years	141,776	143,042	45,230	43,294
Due after 5 years through 10 years	4,065	3,952	10,381	9,912

	$177,304	$178,638	$75,482	$73,272

No securities available for sale were sold in the first quarter of 2010 or 2009.

At March 31, 2010, securities with amortized costs of $32,953 (estimated market values of $32,905) were pledged to secure certain Treasury and public deposits as required by law, and to secure a borrowing line with the Federal Home Loan Bank of Seattle.

4. Loans

Major classifications of period end loans are as follows:

	March 31,	% of gross	December 31,	% of gross	March 31,	% of gross
	2010	loans	2009	loans	2009	loans
LOANS BY TYPE
Real estate secured loans:
Permanent Loans:
Multifamily residential	$65,995	7.1%	$68,509	7.2%	$66,683	6.9%
Residential 1-4 family	86,234	9.3%	86,795	9.2%	79,543	8.2%
Owner-occupied commercial	200,593	21.6%	197,884	20.9%	196,875	20.4%
Non-owner-occupied commercial	145,847	15.7%	147,605	15.6%	132,691	13.8%
Other loans secured by real estate	28,223	3.1%	37,404	4.0%	19,558	2.0%
Total permanent real estate loans	526,892	56.8%	538,197	56.9%	495,350	51.3%
Construction Loans:
Multifamily residential	17,167	1.8%	18,472	2.0%	25,641	2.6%
Residential 1-4 family	36,174	3.9%	41,714	4.4%	66,047	6.8%
Commercial real estate	39,480	4.3%	38,921	4.1%	59,700	6.2%
Commercial bare land and acquisition & development	32,769	3.5%	31,751	3.4%	45,185	4.7%
Residential bare land and acquisition & development	26,934	2.9%	30,484	3.2%	33,831	3.5%
Total construction real estate loans	152,524	16.4%	161,342	17.1%	230,404	23.8%
Total real estate loans	679,416	73.2%	699,539	74.0%	725,754	75.1%
Commercial loans	235,357	25.4%	233,821	24.7%	226,738	23.5%
Consumer loans	6,579	0.7%	6,763	0.7%	7,595	0.8%
Other loans	6,369	0.7%	5,629	0.6%	6,100	0.6%
Gross loans	927,721	100.0%	945,752	100.0%	966,187	100.0%
Deferred loan origination fees	(1,247)		(1,388)		(1,551)
	926,474		944,364		964,636
Allowance for loan losses	(14,857)		(13,367)		(11,198)
Loans, less allowance for loan losses and net deferred fees	$911,617		$930,997		$953,438

Real estate loans held for sale	$1,219		$745		$352

Outstanding loans to dental professionals totaled $160,976 and represented 17.4% of total outstanding loans at March 31, 2010.  There are no other industry concentrations in excess of 10% of total outstanding loans.
At March 31, 2010, outstanding residential construction loans totaled $36,174 and represented 3.9% of total outstanding loans.  In addition, at March 31, 2010, unfunded loan commitments for residential construction totaled $8,460.  Outstanding residential construction loans at December 31, 2009 and March 31, 2009 were $41,714 or 4.4% and $66,047 or 6.8%, respectively, of total outstanding loans, and unfunded commitments for residential construction totaled $9,990 and $14,307, respectively.

Approximately 73% of the Bank’s loans are secured by real estate.  Management believes the granular nature of the portfolio, from industry mix, geographic location and loan size, mitigates risk concentration to some degree.

Allowance for loan losses

Below is a summary of additions, charge-offs and recoveries within the allowance for loan losses for the three month periods ending March 31, 2010 and 2009:

	2010	2009

Balance, January 1	$13,367	$10,980
Provision charged to income	4,250	1,500
Loans charged against allowance	(4,911)	(1,320)
Recoveries credited to allowance	2,151	38

Balance, March 31	$14,857	$11,198

The recorded investment in impaired loans, net of government guarantees, totaled $50,598 and $12,573 at March 31, 2010 and 2009, respectively.  The specific valuation allowance for impaired loans was $1,089 and $764 at March 31, 2010 and 2009, respectively, and is included in the ending allowance shown above.  The average recorded investment in impaired loans was approximately $39,258 and $11,030 during the first three months of 2010 and 2009, respectively.  Interest income recognized on impaired loans was $102 in the first three months of 2010 and $58 in the first quarter of 2009.

5.  Federal Funds and Overnight Funds Purchased:

The Bank has unsecured federal funds borrowing lines with various correspondent banks totaling $88,000.  Below is a summary of the outstanding balances on these lines as of March 31, 2010 and 2009:

March 31, 2010	Maximum Line Amount	Balance Outstanding	Due Date	Weighted Average Interest Rate

Bank of America	$15,000	$9,000	4/1/2010	0.45%
US Bank	30,000	-
Key Bank	-	-
Zions Bank	20,000	810	4/1/2010	0.65%
FTN	18,000	-
Wells Fargo	5,000	-

Total	$88,000	$9,810

March 31, 2009	Maximum Line Amount	Balance Outstanding	Due Date	Weighted Average Interest Rate

Bank of America	$25,000	$25,000	4/1/2009	0.45%
US Bank	25,000	-	-	-
Key Bank	25,000	-	-	-
Zions Bank	20,000	-	-	-
FTN	18,000	-	-	-
Wells Fargo	5,000	-	-	-

Total	$118,000	$25,000

The Bank also has a secured overnight borrowing line available from the Federal Reserve Bank totaling $120,725 at March 31, 2010.  The Federal Reserve Bank borrowing line is secured through the pledging of approximately $201,204 of commercial loans under the Bank’s Borrower-In-Custody program.  At March 31, 2010 the outstanding balance was $40,000, which consisted of one advance that matured on April 8,

2010 and carried an interest rate of 0.50%.   As of March 31, 2009, $40,080 was borrowed on the Federal Reserve line.

6.  Federal Home Loan Bank Borrowings:

The Bank has a borrowing limit with the FHLB equal to 30% of total assets, subject to discounted collateral and stock holdings.  At March 31, 2010, the borrowing line was approximately $357,368.  FHLB stock, funds on deposit with FHLB, securities and loans are pledged as collateral for borrowings from FHLB.  At March 31, 2010, the Bank had pledged approximately $352,357 in real estate loans and securities to the FHLB ($239,184 in discounted pledged collateral).  At March 31, 2010, there was $96,500 borrowed on this line, including $25,000 in short term advances and $71,500 in term advances.

Federal Home Loan Bank borrowings by year of maturity and applicable interest rate are summarized as follows as of March 31:

		March 31,
	Rate	2010	2009

Cash Management Advance	0.80%	$-	$43,000
2009	0.65 - 4.04%	-	95,000
2010	0.40 - 4.96%	33,000	11,500
2011	2.39 - 5.28%	10,000	10,000
2012	2.02 - 5.28%	16,000	5,500
2013	2.46 - 4.27%	22,000	8,000
2014	2.78 - 3.25%	13,500	1,000
2016	5.05%	2,000	2,000

		$96,500	$176,000

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to leverage assets.  Management believes, as of March 31, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2010 and according to FDIC guidelines, the Company and the Bank are considered to be well capitalized.  To be categorized as well capitalized, the Bank must maintain minimum Total risk-based,

Tier I risk-based, and Tier I leverage ratios as set forth in the following table.  The Bank’s and the Company’s actual capital amounts and ratios are presented below:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2010:
Total capital (to risk
weighted assets)
Bank:	$154,900	15.22%	$81,419	8%	$101,774	10%
Company:	$165,100	16.22%	$81,430	8%	$101,788	10%
Tier I capital (to risk
weighted assets)
Bank:	142,153	13.97%	$40,702	4%	$61,054	6%
Company:	152,359	14.97%	$40,710	4%	$61,066	6%
Tier I capital (to leverage
assets)
Bank:	142,153	12.17%	$46,722	4%	$58,403	5%
Company:	152,359	13.03%	$46,772	4%	$58,465	5%

As of March 31, 2009:
Total capital (to risk
weighted assets)
Bank:	$125,835	12.24%	$82,248	8%	$102,810	10%
Company:	$126,165	12.27%	$82,259	8%	$102,824	10%
Tier I capital (to risk
weighted assets)
Bank:	114,441	11.13%	41,124	4%	61,686	6%
Company:	114,771	10.69%	42,945	4%	64,418	6%
Tier I capital (to leverage
assets)
Bank:	114,441	10.65%	42,994	4%	53,742	5%
Company:	114,771	10.69%	42,945	4%	53,681	5%

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

The table below shows the estimated fair values of financial instruments at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$18,140	$18,140	$16,970	$16,970
Securities available for sale	178,638	178,638	167,618	167,618
Loans held-for-sale	1,219	1,219	745	745
Loans	927,721	914,234	945,752	932,608
Federal Home Loan Bank stock	10,652	10,652	10,652	10,652
Accrued interest receivable	4,396	4,396	4,408	4,408

Financial liabilities:
Deposits	862,100	864,175	827,918	829,893
Federal funds and overnight funds purchased	9,810	9,810	63,025	63,025
Federal Home Loan Bank advances and
other borrowings	136,500	138,112	130,000	130,787
Junior subordinated debentures	8,248	7,987	8,248	7,987
Accrued interest payable	717	717	623	623

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

The table below shows assets measured at fair value as of March 31, 2010:

		Active
		Markets	Significant
		for	Other	Significant	Period End
		Identical	Observable	Unobservable	March 31,
	Carrying	Assets	Inputs	Inputs	2010
	Value	(Level 1)	(Level 2)	(Level 3)	Total Loss

Recurring Items
Obligations of U.S. Government agencies	$7,026	$-	$7,026	$-	$-
Obligations of state and political subdivisions	6,545	-	6,545	-	-
Mortgage-backed securities	165,067	-	165,067	-	-

Non-Recurring Items
Loans measured for impairment
(net of guarantees)	$76,480	$-	$-	$76,480	$6,168
Other real estate owned	3,890	-	-	3,890	241

Total	$259,008	$-	$178,638	$80,370	$6,409

The table below shows assets measured at fair value as of December 31, 2009:

		Active
		Markets	Significant
		for	Other	Significant	Period End
		Identical	Observable	Unobservable	December 31,
	Carrying	Assets	Inputs	Inputs	2009
	Value	(Level 1)	(Level 2)	(Level 3)	Total Loss

Recurring Items
Obligations of U.S. Government agencies	$5,000	$-	$5,000	$-	$-
Obligations of state and political subdivisions	6,709	-	6,709	-	-
Mortgage-backed securities	155,909	-	155,909	-	-

Non-Recurring Items
Loans measured for impairment
(net of guarantees)	$58,861	$-	$-	$58,861	$25,631
Other real estate owned	4,224	-	-	4,224	515

Total	$230,703	$-	$167,618	$63,085	$26,146

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Pacific Continental Corporation’s and its wholly-owned subsidiary Pacific Continental Bank’s operating results and financial condition for the three months ended March 31, 2010.  When warranted, comparisons are made to the same period in 2009 and to the previous year ended December 31, 2009.  The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report.  The reader is assumed to have access to the Company’s Form 10-K for the previous year ended December 31, 2009, which contains additional statistics and explanations.  All numbers, except per share data, are expressed in thousands of dollars.

In addition to historical information, this report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in (i) this report, and (ii) the sections titled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” from our 2009 Annual Report on Form 10-K, the following factors, among others, could cause actual results to differ materially from the anticipated results:

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

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods.  Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2009 in Item 7 in the Company’s Form 10-K.  Management believes that the following policies and those disclosed in the Notes to Consolidated Financial Statements should be considered critical under the SEC definition:

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

Goodwill and Intangible Assets

At March 31, 2010, the Company had $22,625 in goodwill and other intangible assets.  FASB ASC 350, “Intangibles – Goodwill and Other”, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow of forecasted earnings, estimated sales price multiples based on recent observable market transactions and market capitalization based on current stock prices. This analysis requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for the Company’s single reporting unit (Commercial Banking).

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

Recent Accounting Pronouncements

On June 12, 2009 the FASB issued FASB ASC 860, “Accounting for Transfers of Financial Assets”.  FASB ASC 860 is a revision to preceding guidance and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  In December 2009, the FASB issued Accounting Standards Update No. 2009-16, “Transfers and Servicing – Accounting for Transfers of Financial Assets.”  This update formally codifies FASB Statement No. 166, “Accounting for Transfers of Financial Assets” and provides a revision for Topic 860 to require more information about transfers of financial assets.  This statement and update are effective for interim and annual reporting periods beginning January 1, 2010.  The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-04, “Accounting for Various Topics - Technical Corrections to SEC Paragraphs”.  The amendments in this update are to simplify and improve financial reporting by removing obsolete guidance, eliminating inconsistencies, and providing certain clarifications to reflect the FASB Board’s intent in previously issued guidance.  This guidance is effective January 15, 2010.  The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements”.  This update requires additional disclosure regarding transfers in and out of Levels 1 and 2.  It also requires the reporting of Level 3 fair value measurements on a gross, rather than a net basis.  This includes presenting information about purchases, sales, issuances, and settlements separately.  Additionally, fair value measurement disclosures are required for each class of assets and liabilities, with separate disclosures about valuation techniques and inputs used to measure fair value.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in the Level 3 fair value measurements.  These disclosures are effective for fiscal years and interim periods beginning after December 15, 2010.  The impact of adoption of the additional Level 1 and 2 disclosures did not have a material impact on the Company’s consolidated financial statements.  The impact of adoption of the additional Level 3 disclosures is not expected to be material to the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-08, “Technical Corrections to Various Topics”.  The amendments in this update are intended to simplify and improve financial reporting by removing obsolete guidance, eliminating inconsistencies, and providing certain clarifications to reflect the FASB Board’s intent in previously issued guidance.  The FASB Board did not anticipate this update to result in significant changes in practice.  This guidance is effective February 2, 2010.  The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements”.  This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The amendments remove potential conflicts with the SEC’s literature. This guidance is effective February 24, 2010. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

HIGHLIGHTS

	For the quarter ended March 31,
	2010	2009	% Change

Net income	$1,103	$2,947	-62.6%

Earnings per share
Basic	$0.06	$0.23	-73.9%
Diluted	$0.06	$0.23	-73.9%

Assets, period-end	$1,188,384	$1,116,537	6.4%
Loans, period-end (1)	$927,721	$966,187	-4.0%
Core Deposits, period end (2)	$775,283	$667,484	16.2%
Deposits, period-end	$862,100	$733,847	17.5%

Return on avg. assets (3)	0.38%	1.09%
Return on avg. equity (3)	2.67%	9.47%
Return on avg. tangible equity (3) (4)	3.08%	11.57%

(1) Excludes loans held-for-sale.
(2) Defined by the Company as demand, interest checking, money market, savings, and local time deposits, including local time deposits in excess of $100.
(3) Amounts annualized.
(4) Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.

The Company earned $1,103 in the first quarter 2010, a decrease of $1,844 from first quarter 2009.  The decline in net income in first quarter 2010 was due to a higher provision for loan losses, combined with growth in noninterest expenses.  Operating revenue, which consists of net interest income and noninterest income, was $14,154 for the first quarter 2010, down $18 from first quarter 2009.  Operating revenue was negatively impacted by interest reversals of approximately $414 on loans placed on nonaccrual status during the quarter, which resulted in a decline of $42 in net interest income.  The decline in net interest income in first quarter 2010 when compared to the same quarter last year was partially offset by an increase of $24 in noninterest income.

Period-end assets at March 31, 2010 were $1,188,384, compared to $1,116,537 at March 31, 2009.  The increase in period-end assets was primarily attributable to growth in the Company’s securities portfolio as outstanding loans at March 31, 2010 were down from the same period last year.  Core deposits, which are defined as demand deposits, interest checking, money market accounts, and local time deposits (including local time deposits over $100) were $775,283 and constituted 90% of March 31, 2010 outstanding deposits.  Non-interest bearing deposits (a subset of core deposits) were $211,846 or 25% of total deposits and $177,176 or 24% at March 31, 2010 and March 31, 2009, respectively.

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

The net interest margin as a percentage of average earning assets for the first quarter 2010 was 4.86%, down 21 basis points from the 5.07% margin reported for fourth quarter 2009, and down 42 basis points from the net interest margin reported for the first quarter 2009.  Quarterly margins in 2009 have been adjusted to remove FHLB stock from earning assets due to the FHLB’s suspension of dividends starting in the first quarter of 2009.  Some decline in first quarter 2010 margin had been anticipated due to the planned increase in lower yielding securities combined with expected declines in loans, however, the decline was more than expected due to the $414 of interest reversals on loans placed on nonaccrual status during the quarter, which negatively impacted the margin by 15 basis points.  Excluding the impact of interest reversals, the net interest margin for first quarter 2010 would have been 5.01%.  In addition to the negative impact of interest reversals on the margin, during the first quarter 2010, Fannie Mae and Freddie Mac bought back delinquent mortgage loans at par, which had the effect of accelerating a portion of the premium amortization on these securities, and contributed to lower yields during first quarter 2010.

Despite the elevated levels of nonperforming loans, our net interest margin continues to remain high relative to peers. A number of factors contribute to this performance including the historically low cost of short-term funding, less pricing pressure on loan rates due to changes in the competitive landscape, and the bank’s practice of using floors on variable rate loans has successfully stabilized loan yields despite the low interest rate environment. At March 31, 2010, interest rate floors were active on approximately $278 million of prime-based variable rate loans.

Looking forward, to second quarter 2010, a moderate increase in the securities portfolio is anticipated and some possible contraction in the loan portfolio, which would suggest a lower margin; however, to the extent fewer loans are placed on non accrual status and current nonperforming loans are resolved and return to accrual status, there is potential to lower and recover past quarter’s reversals of interest that may mitigate any margin compression.

The following table presents condensed balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates on interest-bearing liabilities for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009:

Table I
Average Balance Analysis of Net Interest Income
(dollars in thousands)

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	(Expense)	Rates	Balance	(Expense)	Rates
Interest Earning Assets
Federal funds sold and interest-
bearing deposits in banks	$469	$1	0.47%	$413	$1	0.54%
Securities available for sale:
Taxable	167,431	1,498	3.63%	53,791	888	6.70%
Tax-exempt	5,378	50	3.77%	5,448	49	3.65%
Loans, net of allowance for loan losses(1)(2)(3)	920,249	14,663	6.46%	950,310	15,321	6.54%

Total interest earning assets	1,093,527	16,212	6.01%	1,009,962	16,259	6.53%

Non Earning Assets
Cash and due from banks	17,210			17,128
Premises and equipment	20,330			20,675
Goodwill & other intangibles	22,656			22,879
Interest receivable and other assets (4)	38,122			25,486
Total non interest assets	98,318			86,168

Total assets	$1,191,845			$1,096,130

Interest-Bearing Liabilities
Money market and NOW accounts	461,275	(1,265)	-1.11%	402,172	(1,306)	-1.32%
Savings deposits	28,914	(71)	-1.00%	20,503	(68)	-1.35%
Time deposits - core (5)	93,548	(628)	-2.72%	55,935	(440)	-3.19%
Total interest-bearing core deposits	583,737	(1,964)	-1.36%	478,610	(1,814)	-1.54%

Time deposits - non-core	86,528	(364)	-1.71%	91,344	(478)	-2.12%
Federal funds purchased	9,179	(11)	-0.49%	22,539	(24)	-0.43%
FHLB & FRB borrowings	139,797	(635)	-1.84%	199,216	(667)	-1.36%
Trust preferred	8,248	(129)	-6.34%	8,248	(125)	-6.15%
Total interest-bearing alternative funding	243,752	(1,139)	-1.90%	321,347	(1,294)	-1.63%
Total interest-bearing liabilities	827,489	(3,103)	-1.52%	799,957	(3,108)	-1.58%

Noninterest-Bearing Liabilities
Demand deposits	193,333			165,317
Interest payable and other	3,289			4,644
Total noninterest liabilities	196,622			169,961
Total liabilities	1,024,111			969,918
Shareholders' equity	167,734			126,212
Total liabilities and shareholders' equity	$1,191,845			$1,096,130
Net Interest Income		$13,109			$13,151
Net Interest Income as a Percent of Earning Assets		4.86%			5.28%
(1) Nonaccrual loans have been included in average balance totals.
(2) Interest income includes recognized loan origination fees of $268 and $374 for the three months ended
March 31, 2010 and 2009, respectively.
(3) Total includes loans held for sale.
(4) Federal Home Loan Bank stock is included in interest receivable and other assets.
(5) Core time deposits include all non-public time deposits, including non-public time deposits over $100.

Table I above shows that earning asset yields declined by 52 basis points from 6.53% to 6.01% in first quarter 2010 from first quarter 2009.  This decline in earning asset yields was primarily attributable to a significant change in the earning asset mix in first quarter 2010 when compared to the same quarter last year, combined with a 307 basis point decline in the yield on the securities portfolio.  In first quarter 2010, average securities-held-for sale yielding 3.63% totaled $172,809 and represented 16% of total average earning assets and loans yielding 6.46% represented 84% of total average earning assets.  This compares to first quarter 2010, when the average securities portfolio was $59,239 and yielding 6.70% represented only 6% of total average earning assets, while loans yielding 6.54% represented 94% of total average earning assets.  In addition, the first quarter 2010 yield on loans was negatively impacted by interest reversals on loans placed on nonaccrual status during the quarter.

Table I also illustrates the significant change in funding mix between core deposits and wholesale funding as evidenced by the increase in average interest-bearing core deposits of $105,127 or 22% in first quarter 2010 when compared to the same quarter last year.  On the other hand, due to this significant increase the use of wholesale funding declined by $77,595 or 24% in first quarter 2010 when compared to first quarter 2009.  The Company also benefitted from free funding from the significant increase in average non-interest bearing deposits of $28,016 in first quarter 2010 or 17% over first quarter 2009.

While earning asset yields dropped 52 basis points in first quarter 2010 compared to first quarter 2010, the cost of interest-bearing liabilities declined by only 6 basis points.  Table I shows that the cost of interest-bearing core deposits fell by 18 basis points from 1.54% in first quarter 2009 to 1.36% in first quarter 2010, and declines in rates are evident in all core deposit categories.  However, the cost of wholesale funding moved up from 1.63% in first quarter 2009 to 1.90% in first quarter 2010.  This increase in wholesale funding costs was due to higher rates on FHLB and FRB borrowings, and reflects the Bank’s strategy to extend the maturity structure of its liabilities and refinancing overnight and short-term borrowings into long-term FHLB advances ranging from three to five years.  This strategy was to offset the Bank’s liability sensitive position that materialized during the early part of 2009.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the quarters ended March 31, 2010 and March 31, 2009.

Table II
Analysis of Changes in Interest Income and Interest Expense
(dollars in thousands)
	Three Months Ended March 31, 2010
	compared to March 31, 2009
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest
bearing deposits in banks	$0	$(0)	$-
Securities available-for-sale:
Taxable	1,876	(1,266)	610
Tax-exempt	1	-	1
Loans, net of allowance for loan losses	(484)	(174)	(658)

Total interest income	1,394	(1,440)	(47)

Interest paid on:
Money market and NOW accounts	192	(233)	(41)
Savings deposits	28	(25)	3
Time deposits - core	296	(108)	188
Total interest-bearing core deposits	516	(366)	150

Time deposits - non-core	(25)	(89)	(114)
Federal funds purchased	(14)	1	(13)
FHLB & FRB borrowings	(199)	167	(32)
Trust preferred	0	4	4
Total interest-bearing alternative funding	(238)	83	(155)

Total interest expense	277	(282)	(5)

Net interest income	$1,116	$(1,158)	$(42)

The year-to-date March 31, 2010 rate/volume analysis shows that first quarter 2010 net interest income decreased by $42 from first quarter 2009.  First quarter 2010 interest income including loan fees declined by $47 from last year with higher volumes of earning assets increasing interest income by $1,394, which was more than offset by lower rates on earning assets that lowered interest income by $1,440.  Interest expense in first quarter 2010 was relatively unchanged showing only a $5 decrease.  However, the rate/volume analysis does show the impact of the shift in funding with the decline in wholesale funding and increase in core deposits as evidenced by the increase of $150 for interest expense on interest-bearing core deposits, which was offset by a $155 decline in interest expense on wholesale funding.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the first three months of 2010 and 2009:

	2010	2009

Balance, January 1	$13,367	$10,980
Provision charged to income	4,250	1,500
Loans charged against allowance	(4,911)	(1,320)
Recoveries credited to allowance	2,151	38

Balance, March 31	$14,857	$11,198

The year-to-date March 31, 2010 provision for loan losses was $4,250, compared to $1,500 for the same period last year.  The increase in the provision for loan losses was attributable to an increase in net loan charge offs, higher levels of nonperforming loans and uncertain economic conditions.

Year-to-date March 31, 2010 net charge-offs were $2,760 or 1.20% when annualized, compared to net charge-offs of $1,282 or 0.54% when annualized reported for the same quarter in 2009.  On a linked-quarter basis, net charge offs during the first quarter 2010 were down $9,222 from fourth quarter 2009.

The allowance for loan losses at March 31, 2010 was 1.60% of the period end loans, compared to 1.42% and 1.16% at December 31, 2009 and March 31, 2009, respectively.  At March 31, 2010, the unallocated portion of the allowance for loan losses was 11.8% of the total allowance.  The allowance at March 31, 2010 includes $1,802 in specific allowance (included in the ending allowance above) for impaired loans, which total $76,480, net of government guarantees.  At December 31, 2009, the Company had $58,861 of impaired loans with a specific allowance of $1,048 assigned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more, and other real estate owned for the periods covered in this report:

	March 31,	December 31,	March 31,
	2010	2009	2009
NONPERFORMING ASSETS
Non-accrual loans
Real estate secured loans:
Permanent Loans:
Multifamily residential	$5,615	$-	$-
Residential 1-4 family	1,682	704	1,091
Owner-occupied commercial	3,351	375	-
Non-owner-occupied commercial	172	-	-
Other loans secured by real estate	1,080	1,097	588
Total permanent real estate loans	11,900	2,176	1,679
Construction Loans:
Multifamily residential	6,085	4,409	-
Residential 1-4 family	5,593	4,903	3,986
Commercial real estate	5,516	5,537	1,660
Commercial bare land and acquisition & development	2,638	2,338	1,519
Residential bare land and acquisition & development	7,046	8,122	3,449
Other	-	-	-
Total construction real estate loans	26,878	25,309	10,614
Total real estate loans	38,778	27,485	12,293
Commercial loans	9,826	5,268	535
Consumer loans	-	39	-
Other loans	-	-	-
Total nonaccrual loans	48,604	32,792	12,828
90 days past due and accruing interest	2,782	-	-
Total nonperforming loans	51,386	32,792	12,828
Nonperforming loans guaranteed by government	(788)	(446)	(255)
Net nonperforming loans	50,598	32,346	12,573
Foreclosed assets	3,890	4,224	3,618
Total nonperforming assets, net of guaranteed loans	$54,488	$36,570	$16,191

During the first quarter 2010, nonperforming assets increased by $17,918 over December 31, 2009 nonperforming asset levels.  The increase in nonperforming assets is expected to be temporary as agreed-to resolutions on several nonperforming loans are expected to be completed in the second or third quarters of 2010.  The increase in first quarter 2010 nonperforming assets over fourth quarter 2009 was centered in five credits totaling approximately $14,900, four of which have resolutions in place and expected to close in the third or fourth quarter of 2010.

Noninterest Income

Year-to-date noninterest income through March 31, 2010 was $1,045, up $24 or 2% from the same period last year.  Through the first three months of 2010, other fee income, principally merchant bankcard fees were up $83 or 21% over the same period last year and the other noninterest income category was up $12 or 23%.  The increase in merchant bankcard fees was reflective of higher sales transaction volumes, and indicates increased economic activity in the Bank’s primary markets.  The increase in the other income category was primarily due to higher fees from business credit card interchange.  The increase in these categories was partially offset by declines in account service charges and mortgage banking revenues.  Account service charges were down $45 due to the increase in the earnings credit on analyzed accounts that occurred in late 2009.  The decline in mortgage revenues was related to a much lower level of new originations as home sales volumes continue to decline and refinancing opportunities have dropped due to the decline in home values.

On a linked-quarter basis, noninterest income for first quarter 2010 was down $34 thousand from fourth quarter 2009. The linked-quarter decline in noninterest income was primarily attributable to mortgage revenues.

Looking forward to the second quarter 2010, the Company expects noninterest income will be similar to the first quarter 2010 as merchant bankcard fees typically see a seasonal increase, but may be offset by the recent rise in long-term interest rates which would suggest lower mortgage revenues.

Noninterest Expense

Year-to-date noninterest expense through March 31, 2010 was $8,213, up $163 or 2% over the same period last year.  The increase in noninterest expense was primarily due to increased premises and equipment expense up $39, increased FDIC assessment, up $206, and an increase of $162 in the other expense category.  The increase in premises and equipment expense was due to changes in accounting for lease escalation costs on the Tualatin, Oregon and Bellevue, Washington offices.  The increase in FDIC assessments was the result of both increase premiums combined with higher deposit levels.  The increase in the other income category was almost entirely due to the $157 increase in legal fees in first quarter 2010 when compared to the same quarter last year.  This represents increased expense related to problem loans.  Increases in these categories were partially offset by an $83 decline in personnel expense and a $183 decrease in business development expense.

On a linked-quarter basis, and as expected, first quarter noninterest expense increased over the prior quarter due to accruals for various incentive and benefit programs, which returned to more normal levels, combined with an increase in FDIC assessments.

Looking forward to the second quarter 2010, noninterest expense is expected to be down slightly from first quarter 2010 levels as growth in some expense categories are expected to abate somewhat.

BALANCE SHEET

Loans

At March 31, 2010, outstanding gross loans were $927,721, a decline of $38,466 and $18,031 from March 31, 2009 and December 31, 2009, respectively.  The overall decline in loans reflects weak economic conditions together with planned contractions in the construction and land development loan portfolios, which have declined from March 31, 2009.  A summary of outstanding loans by market at March 31, 2010, December 31, 2009 and March 31, 2009 follows:

	Balance	Balance	Balance
	March 31, 2010	December 31, 2009	March 31, 2009

Eugene Market, loans, period end	$262,001	$260,823	$245,779

Portland Market, loans, period end	429,064	435,304	439,498

Seattle Market, loans, period end	236,656	249,625	280,910

Total	$927,721	$945,752	$966,187

Securities

At March 31, 2010, the Bank had $178,638 in securities classified as available-for-sale.  At March 31, 2010, $32,904 of these securities were pledged as collateral for FHLB of Seattle borrowings, public deposits in Oregon and Washington, and to the Federal Reserve Bank of San Francisco to support balances in its Treasury, Tax and Loan deposit account.  At March 31, 2010, market losses on individual securities were deemed to be temporary in nature.

During the last year, the securities portfolio grew by $105,366. Purchases during this time period were primarily high quality agency mortgage backed securities with a mixture of bullet agencies many of which were zero percent risk weighted. These purchases were part of a three-pronged strategy to 1) add liquidity to the asset side of the balance sheet; 2) provide earnings in light of declining loan volumes and growth in core deposits; and 3) hedge the balance sheet against a rates up scenario due to the liability sensitive position. At March 31, 2010, the portfolio had an average life of 2.7 years and duration of 2.4 years. 2010 projected cash flows exceed $35,000. At quarter end, approximately $25,000 or 14% of the total portfolio were private-label mortgage backed securities with a weighted average yield of approximately 7.50%. These securities are monitored monthly for other than temporary impairment (“OTTI”) and to date no OTTI has been recorded. Going forward, the portfolio is expected to increase moderately and purchases will be dependent upon core deposit growth, loan growth, and the Bank’s interest rate risk position.

Goodwill and Intangible Assets

At March 31, 2010, the Company had a recorded balance of $22,031 in goodwill from the November 30, 2005 acquisition of Northwest Business Financial Corporation (“NWBF”).  In addition, at March 31, 2010 the Company had $595 of core deposit intangible assets resulting from the acquisition of NWBF.  The core deposit intangible was determined to have an expected life of approximately seven years and is being amortized over that period using the straight-line method and has approximately three years remaining on the amortization schedule.  In accordance with generally accepted accounting principles, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment.  Management performs an impairment analysis of the intangible assets with indefinite lives at least annually.  The last impairment test was performed at December 31, 2009 at which time no impairment was determined to exist.

Deposits

Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and non-public local time deposits, including non-public local time deposits in excess of $100, were $775,283 and represented 90% of total deposits at March 31, 2010.  Outstanding core deposits at March 31, 2010 were up $107,801 or 16% over the same period last year.  All three of the Bank’s primary markets had strong growth in core deposits over the past year.  During the first quarter 2010, the Bank experienced moderate quarterly growth of $3,297 in its core deposit base over December 31, 2009 core deposits.  This growth was more representative of seasonal trends for this period.  A summary of outstanding core deposits and average core deposits by market and other deposits classified as wholesale funding at March 31, 2010, December 31, 2009, and March 31, 2009 follows:

	Balance	Balance	Balance
	March 31, 2010	December 31, 2009	March 31, 2009

Eugene Market core deposits, period end (1)	$ 492,326	$ 492,012	$ 440,182

Portland Market core deposits, period end (1)	168,475	165,716	127,808

Seattle Market core deposits, period end (1)	114,482	114,258	99,492

Total core deposits	775,283	771,986	667,482

Other deposits	86,817	55,932	66,365

Total	$ 862,100	$ 827,918	$ 733,847

(1) Core deposits include all demand, savings, & interest checking accounts, plus all local time deposits including local time deposits in excess of $100.

	Quarters Ended
	March 31, 2010	December 31, 2009	March 31, 2009

Eugene Market core deposits, average	$ 497,747	$ 487,202	$ 425,568

Portland Market core deposits, average	164,991	165,125	113,711

Seattle Market core deposits, average	114,385	111,817	104,648

Total core deposits, average	777,123	764,144	643,927

Other deposits, average	86,475	61,525	91,344

Total	$ 863,598	$ 825,669	$ 735,271

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures at March 31, 2010, which were issued in conjunction with the acquisition of NWBF.  At March 31, 2010, the entire $8,248 in junior subordinated debentures had an interest rate of 6.265% that is fixed through November 2010 and qualified as Tier 1 capital under regulatory capital purposes.  In November 2010, the rate on the junior subordinated debentures will be 3-month LIBOR plus 140 basis points.  If the current interest rate environment persists, in November 2010, the rate on junior subordinated debentures would fall below 2.00%.  Additional information regarding the terms of the junior subordinated debentures, including maturity/repricing dates and interest rate, is included in Note 10 of the Notes to Consolidated Financial Statements in the Company’s 2009 annual Form 10-K.

Capital Resources

Capital is the shareholders’ investment in the Company.  Capital grows through the retention of earnings and the issuance of new stock whether through stock offerings or through the exercise of stock options.  Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Shareholders’ equity at March 31, 2010 was $167,808, an increase of $39,599 over March 31, 2009.  The increase in shareholders’ equity resulted primarily from a successful capital raise during fourth quarter 2009.  For additional details regarding the changes in equity, review the Consolidated Statements of Changes in Shareholders’ Equity on page 6 of this report.

The Federal Reserve Board and the FDIC have in place guidelines for risk-based capital requirements applicable to U.S. bank holding companies and banks.  These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet.  Under the guidelines, capital strength is measured in three ways, first by measuring Tier 1 capital to leverage assets, followed by capital measurement in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios.  These guidelines require a minimum of 4% Tier 1 capital to leverage assets, 4% Tier 1 capital to risk-weighted assets, and 8% total capital to risk-weighted assets.  In order to be classified as well-capitalized, the highest capital rating, by the Federal Reserve and FDIC, these three ratios must be in excess of 5.00%, 6.00%, and 10.00%, respectively.  The Company’s leverage capital ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio were 13.03%, 14.97%, and 16.22%, respectively at March 31, 2010, all ratios being well above the minimum well-capitalized designation.

On March 25, 2010, the Company announced it had filed with the Securities and Exchange Commission a universal shelf registration statement providing for the offer and sale from time to time of up to $75 million of securities, including equity, debt, and other securities as described in the registration statement.  Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of any offering.  Subsequent to the end of first quarter 2010 on April 7, 2010, the SEC declared the shelf registration effective providing the Company with flexibility for future capital planning.  At present the Company has no current commitments to sell additional securities.

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

The Board of Directors, at its February 16, 2010 meeting, approved a dividend of $0.01 per share that was paid on March 15, 2010.  If continued for each quarter during 2010, this would result in an annual dividend of $0.04 for each outstanding share of common stock in 2010.  The Company has sufficient liquidity to maintain this level of dividend throughout 2010 if approved by regulators and would not require any dividend from the Bank to the Company in support of the cash dividend to shareholders.

The Company projects that earnings retention in 2010 and existing capital will be sufficient to fund anticipated organic asset growth, while maintaining a well-capitalized designation from all regulatory agencies.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit.  The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products.  In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract.  Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  At March 31, 2010, the Bank had $116,014 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The credit risk involved is essentially the same as that involved in extending loan facilities to customers.  At March 31, 2010, the Bank had $1,829 in letters of credit and financial guarantees written.

LIQUIDITY

Liquidity is the term used to define the Company’s ability to meet its financial commitments.  The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds.  The Company derives liquidity through core deposit growth, maturity of investment securities, and loan payments.  Core deposits include demand, interest checking, money market, savings, and local time deposits, including local non-public time deposits in excess of $100. Additional liquidity and funding sources are provided through the sale of loans, sales of securities, access to national CD markets, and both secured and unsecured borrowings.  The Bank uses a number of measurements to monitor its liquidity position on a daily, weekly, and monthly basis, which includes its ability to meet both short-term and long-term obligations, and requires the Company to maintain a certain amount of liquidity on the asset side of its balance sheet.  The Bank also prepares quarterly projections of its liquidity position 90 days and 180 days into the future.  In addition, the Bank prepares a Liquidity Contingency Plan at least semi-annually that is strategic in nature and forward-looking to test the ability of the Bank to fund a liquidity shortfall arising from various escalating events.  The Liquidity Contingency Plan is presented and reviewed by the Bank’s Asset and Liability Committee.

Core deposits at March 31, 2010 were $775,283 and represented 90% of total deposits compared to 93% at December 31, 2009.  During first quarter 2010, the Bank experienced moderate growth in its core deposit base, which was in line with seasonal trends during this period.  However, due to the decline in loans during the quarter combined with moderate growth in the securities portfolio, overall the Bank’s liquidity position improved. Over the last year, the Bank has built up significant liquidity on the asset side of the balance sheet through growth in the securities portfolio. The securities portfolio represents 15% of total assets at March 31, 2010, compared to 7% at March 31, 2009.  At March 31, 2010, $32,904 of the securities portfolio was pledged to support public deposits and a portion of the Bank’s secured borrowing line at the FHLB leaving $145,734 of the securities portfolio unencumbered and available for sale.  In addition, at March 31, 2010, the Bank had $37,537 of government guaranteed loans that could be sold in the secondary market to support the Bank’s liquidity position.

Due to its strategic focus to market to specific segments, the Bank has been successful in developing deposit relationships with several large clients, which are generally defined as deposit relationships of $1,000 or more, which are closely monitored by management and Bank officers.  At March 31, 2010, 36 large deposit relationships with the Bank account for $249,750 or 32% of total outstanding core deposits.  The single largest client represented 5.7% of outstanding core deposits at March 31, 2010.  The loss of this deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity.  During 2009, the Bank implemented a 10-point risk-rating system to evaluate each of its large depositors in order to assist management in its daily monitoring of the volatility of this portion of its core deposit base.  The risk-rating system attempts to determine the stability of the deposits of each large depositor, evaluating among other things the length of time the depositor has been with the Bank and the likelihood of loss of individual large depositor relationships.  Risk ratings on large depositors are reviewed at least quarterly and adjusted if necessary.  Bank management and officers maintain close relationships and hold regular meetings with its large depositors to assist in management of these relationships.  The Bank expects to maintain these relationships and believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients and regularly tests its ability to mitigate the loss of multiple large depositor relationships in its Liquidity Contingency Plan.

Borrowing lines have been established at various correspondent banks, the Federal Home Loan Bank of Seattle and with the Federal Reserve Bank of San Francisco.  At March 31, 2010, the Bank had secured and unsecured borrowing lines totaling approximately $566,093 consisting of $357,368 in a secured borrowing line with the Federal Home Loan Bank of Seattle, $88,000 in unsecured borrowing lines with various correspondent banks, and $120,725 in a secured borrowing line with the Federal Reserve Bank of San Francisco.  The Federal Home Loan Bank borrowing line is limited to the amount of FHLB stock held by the Bank.  At March 31, 2010, the Bank had FHLB stock of $10,652 that would support $238,700 in borrowings from the FHLB.  The Bank presently has collateral pledged to the FHLB in the form of commercial real estate loans, first and second lien single family residential loans, multi-family loans, and securities that had a discounted collateral value of approximately $239,184 for this line.  The $120,725 borrowing line with the Federal Reserve Bank of San Francisco is also secured through the pledging of commercial and commercial real estate loans under the Bank’s Borrower-In-Custody program.  At March 31, 2010, the Bank had $96,500 in borrowings outstanding from the FHLB, $9,810 outstanding on its overnight correspondent bank lines, and $40,000 outstanding with the Federal Reserve Bank of San Francisco.

Item 3.  Quantitative and Qualitative Disclosures on Market Risk

There has been no material change in the Bank’s exposure to market risk.  Readers are referred to the Company’s Form 10-K and the Annual Report to Shareholders for the year ended December 31, 2009, for specific discussion.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of March 31, 2010, the measurement date for purposes of this quarterly report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  We are not aware of any significant deficiencies or material weaknesses in our internal controls, therefore no corrective actions were taken.

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

At March 31, 2010, our non-performing loans (which include all non-accrual loans, net of government guarantees) were 5.46% of the loan portfolio.  At March 31, 2010, our non-performing assets (which include foreclosed real estate) were 4.59% of total assets.  These levels of non-performing loans and assets are at elevated levels compared to historical norms.  Non-performing loans and assets adversely affect our net income in various ways.  Until economic and market conditions improve, we may expect to continue to incur losses relating to non-performing assets.  We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss.  An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile.  While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially.  In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.  There can be no assurance that we will not experience future increases in non-performing assets.

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

Our ability to pay dividends on our common stock depends on a variety of factors.  On February 16, 2010, we announced a quarterly dividend of $0.01 per share, payable March 15, 2010, which was a continuation of the prior quarter’s dividend.  There can be no assurance that we will be able to continue paying quarterly dividends commensurate with recent levels, if at all.  Current guidance from the Federal Reserve provides, among other things, that dividends per share generally should not exceed earnings per share, measured over the previous four fiscal quarters.  As a result, since our dividends over the trailing four fiscal quarters have exceeded our earnings, we do not expect to continue paying dividends at historic levels over the medium term, and future dividends will depend on sufficient earnings to support them and approval of appropriate bank regulatory authorities.

We may be required, in the future, to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Our securities portfolio contains whole loan private mortgage-backed securities and currently includes securities with unrecognized losses.  We may continue to observe volatility in the fair market value of these securities.  We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles, and as of March 31, 2010, we did not recognize any securities as other than temporarily impaired.  There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize an impairment charge with respect to these and other holdings.

In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB.  At March 31, 2010, we had stock in the FHLB of Seattle totaling approximately $10.7 million.  The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  The FHLB has discontinued

the repurchase of their stock and discontinued the distribution of dividends.  As of March 31, 2010, we did not recognize an impairment charge related to our FHLB stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our earnings and capital.

At March 31, 2010, we had approximately $22.0 million of goodwill on our balance sheet.  In accordance with generally accepted accounting principles, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists.  Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions.  There can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material.  At March 31, 2010, we did not recognize an impairment charge related to our goodwill.

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

As discussed more fully in the section entitled “Supervision and Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2009, we are subject to extensive regulation, supervision and examination by federal and state banking authorities.  In addition, as a publicly traded company, we are subject to regulation by the Securities and Exchange Commission.  Any change in applicable regulations or federal, state or local legislation could have a substantial impact on us and our operations.  Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations.  In that regard, proposals for legislation restructuring the regulation of the financial services industry are currently under consideration.  Adoption of such proposals could, among other things, increase the overall costs of regulatory compliance.  Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties.  Recently, these powers have been utilized more frequently due to the serious national, regional and local economic conditions we are facing.  The exercise of regulatory authority may have a negative impact on our financial condition and results of operations.

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

3.1           Second Amended and Restated Articles of Incorporation
3.2           Amendment to Amended and Restated Articles of Incorporation
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

                                                                 PACIFIC CONTINENTAL CORPORATION
                (Registrant)

Dated May 6, 2010	/s/ Hal Brown
Hal Brown
Chief Executive Officer

Dated May 6, 2010	/s/ Michael A. Reynolds
Michael A. Reynolds
Executive Vice President and Chief Financial Officer