Form 10-Q
period 2010-06-30
PACIFIC CONTINENTAL CORP
filed 2010-08-05
CIK 1084717

As Filed with the Securities & Exchange Commission on August 5, 2010.

SECURITIES & EXCHANGE COMMISSION

FORM 10-Q

[ X ]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Actof 1934 for the quarterly period ended June 30, 2010.

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
Smaller Reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act     Yes  __                   No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock outstanding as of July 31, 2010:                                                                                                   18,398,725

PACIFIC CONTINENTAL CORPORATION
FORM 10-Q
QUARTERLY REPORT
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Consolidated Balance Sheets (unaudited): June 30, 2010, December 31, 2009 and June 30, 2009	3

	Consolidated Statements of Operations (unaudited): Three and six months ended June 30, 2010 and June 30, 2009	4

	Consolidated Statements of Changes in Shareholders’ Equity (unaudited): Six months ended June 30, 2010 and year ended December 31, 2009	5

	Consolidated Statements of Cash Flows (unaudited): Six months ended June 30, 2010 and June 30, 2009	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures on Market Risk	42

Item 4.	Controls and Procedures	42

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	none

Item 1a.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	none

Item 3.	Defaults Upon Senior Securities	none

Item 4.	Removed and Reserved	none

Item 5.	Other Information	none

Item 6.	Exhibits	49

SIGNATURES		50

Item 1.  Financial Statements

Pacific Continental Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except shares)
(Unaudited)

	June 30,	December 31,	June 30,
	2010	2009	2009
ASSETS
Cash and due from banks	$16,908	$16,698	$23,851
Interest-bearing deposits with banks	967	272	266
Total cash and cash equivalents	17,875	16,970	24,117

Securities available-for-sale	188,193	167,618	85,653
Loans held-for-sale	1,090	745	2,516
Loans, less allowance for loan losses and net deferred fees	885,223	930,997	943,541
Interest receivable	4,212	4,408	4,027
Federal Home Loan Bank stock	10,652	10,652	10,652
Property, plant and equipment, net of accumulated depreciation	21,275	20,228	20,306
Goodwill and other intangible assets	22,569	22,681	22,792
Deferred tax asset	5,552	7,177	4,572
Taxes receivable	2,344	5,299	6,835
Other real estate owned	9,651	4,224	2,659
Prepaid FDIC assessment	5,339	6,242	-
Other assets	1,445	1,872	2,568

Total assets	$1,175,420	$1,199,113	$1,130,238

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing demand	$238,436	$202,088	$190,937
Savings and interest-bearing checking	510,334	475,869	431,203
Time $100,000 and over	65,030	68,031	66,945
Other time	95,753	81,930	105,669
Total deposits	909,553	827,918	794,754

Federal funds and overnight funds purchased	13,885	63,025	84,615
Federal Home Loan Bank advances and other borrowings	70,500	130,000	118,500
Junior subordinated debentures	8,248	8,248	8,248
Accrued interest and other payables	2,476	4,260	4,761
Total liabilities	1,004,662	1,033,451	1,010,878

Shareholders' equity
Common stock; authorized 50,000,000 shares; issued and
outstanding 18,398,725 shares (18,393,773 shares at
December 31, 2009 and 12,872,781 shares at June 30, 2009)	136,646	136,316	90,404
Retained earnings	31,994	29,613	30,009
Accumulated other comprehensive income (loss)	2,118	(267)	(1,053)
	170,758	165,662	119,360

Total liabilities and shareholders’ equity	$1,175,420	$1,199,113	$1,130,238

See accompanying notes.

Pacific Continental Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest and dividend income
Loans	$14,498	$15,329	$29,162	$30,649
Securities	1,403	1,228	2,954	2,170
Federal funds sold & interest-bearing deposits with banks	1	2	3	2
	15,902	16,559	32,119	32,821

Interest expense
Deposits	2,341	2,309	4,673	4,599
Federal Home Loan Bank & Federal Reserve borrowings	589	705	1,224	1,372
Junior subordinated debentures	131	131	260	260
Federal funds purchased	14	28	25	53
	3,075	3,173	6,182	6,284

Net interest income	12,827	13,386	25,937	26,537

Provision for loan losses	3,750	19,200	8,000	20,700
Net interest income (loss) after provision for loan losses	9,077	(5,814)	17,937	5,837

Noninterest income
Service charges on deposit accounts	418	472	828	936
Other fee income, principally bankcard	367	310	693	582
Loan servicing fees	15	18	32	37
Mortgage banking income	40	127	75	186
Gain on sale of investment securities	45	-	45	-
Impairment losses on investment securities (OTTI)	(226)	-	(226)	-
Other noninterest income	263	270	520	477
	922	1,197	1,967	2,218

Noninterest expense
Salaries and employee benefits	4,194	4,227	8,983	9,098
Premises and equipment	828	874	1,671	1,684
Bankcard processing	157	128	294	246
Business development	390	438	705	930
FDIC insurance assessment	512	950	985	1,217
Other real estate expense	12	479	101	565
Other noninterest expense	1,808	1,550	3,376	2,956
	7,901	8,646	16,115	16,696

Income (loss) before provision (benefit) for income taxes	2,098	(13,263)	3,789	(8,641)
Provision (benefit) for income taxes	452	(5,134)	1,040	(3,459)

Net income (loss)	$1,646	$(8,129)	$2,749	$(5,182)

Earnings (loss) per share
Basic	$0.09	$(0.63)	$0.15	$(0.40)
Diluted	$0.09	$(0.63)	$0.15	$(0.40)

Weighted average shares outstanding
Basic	18,398	12,873	18,396	12,842
Common stock equivalents
attributable to stock-based awards	22	-	22	-
Diluted	18,420	12,873	18,418	12,842

See accompanying notes.

Pacific Continental Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
 (In thousands, except shares)
(Unaudited)

				Accumulated
				Other
	Number	Common	Retained	Comprehensive
	of Shares	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2008	12,079,691	$80,019	$37,764	$(1,618)	$116,165

Net loss			(4,879)		(4,879)
Other comprehensive income:
Unrealized gain on securities				2,158
Deferred income taxes				(807)

Other comprehensive income				1,351	1,351

Comprehensive loss					(3,528)
Stock issuance, net of costs	6,270,000	55,293			55,293
Stock options exercised and related tax benefit	44,082	440			440
Share-based compensation		564			564
Cash dividends			(3,272)		(3,272)

Balance, December 31, 2009	18,393,773	136,316	29,613	(267)	165,662

Net income			2,749		2,749
Other comprehensive income:
Unrealized gain on securities				3,865
Deferred income taxes				(1,480)

Other comprehensive income				2,385	2,385

Comprehensive income					5,134
Stock issuance, net of costs	4,952	38			38
Share-based compensation		292			292
Cash dividends			(368)		(368)

Balance, June 30, 2010	18,398,725	$136,646	$31,994	$2,118	$170,758

	See accompanying notes.

Pacific Continental Corporation and Subsidiaries
Consolidated Statements of Cash Flows
 (Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,749	$(5,182)
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization, net of accretion	1,844	466
Other than temporary impairment on investment securities	226	-
Valuation adjustment on foreclosed assets	-	436
Provision for loan losses	8,000	20,700
(Gains) losses on foreclosed assets	(26)	37
Deferred income taxes	232	426
Share-based compensation	348	247
Production of mortgage loans held-for-sale	(4,903)	(13,199)
Proceeds from the sale of mortgage loans held-for-sale	4,558	11,093
Change in:
Interest receivable	196	(5)
Deferred loan fees	(474)	(230)
Accrued interest payable and other liabilities	(1,784)	(1,083)
Income taxes receivable	2,955	(6,524)
Other assets	1,330	(211)
Net cash provided by operating activities	15,251	6,971

Cash flow from investing activities:
Proceeds from maturities of available for sale investment securities	21,062	12,431
Purchase of available for sale investment securities	(39,321)	(41,941)
Net loan principal collections (originations)	31,751	(19,947)
Purchase of loans	(40)	(60)
Cash paid for acquisitions	-	(10)
Purchase of property	(1,753)	(256)
Proceeds on sale of foreclosed assets	1,346	2,078
Purchase of energy tax credits	-	(74)
Net cash used by investing activities	13,045	(47,779)

Cash flow from financing activities:
Change in deposits	81,635	72,317
Change in federal funds purchased and FHLB and FRB
short-term borrowings	(101,640)	40,615
Proceeds from FHLB term advances originated	1,000	4,000
FHLB term advances paid-off	(8,000)	(80,000)
Proceeds from stock options exercised	-	452
Proceeds from stock issuance, net of costs	(18)	9,659
Dividends paid	(368)	(2,573)
Net cash provided by financing activities	(27,391)	44,470
Net increase in cash and cash equivalents	905	3,662
Cash and cash equivalents, beginning of period	16,970	20,455
Cash and cash equivalents, end of period	$17,875	$24,117

Supplemental information:
Noncash investing and financing activities:
Transfers of loans to foreclosed assets	$6,747	$1,405
Change in unrealized gain on securities, net of
deferred income taxes	$2,385	$565
Cash paid during the period for:
Income taxes	$2,029	$3,103
Interest	$5,958	$6,313

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

2.  Securities Available-for-Sale:

The amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale at June 30, 2010 are as follows:

June 30, 2010
(in thousands)
					Securities in	Securities in
					Continuous	Continuous
					Unrealized	Unrealized
					Loss	Loss
		Gross	Gross	Estimated	Position for	Position For
	Amortized	Unrealized	Unrealized	Fair	Less Than	12 Months
	Cost	Gains	Losses	Value	12 Months	or Longer

Unrealized Loss Positions
Mortgage-backed securities:
Agency mortgage-backed securities	$22,908	$-	$(280)	$22,628	$22,628	$-
Private-label mortgage-backed securities	10,318	-	(1,270)	9,048	1,873	7,175

	$33,226	$-	$(1,550)	$31,676	$24,501	$7,175

Unrealized Gain Positions
Obligations of U.S. government agencies	$7,057	$230	$-	$7,287
Obligations of states and political subdivisions	6,108	438	-	6,546
Mortgage-backed securities:
Agency mortgage-backed securities	125,093	3,819	-	128,912
Private-label mortgage-backed securities	13,277	495	-	13,772

	151,535	4,982	-	156,517

	$184,761	$4,982	$(1,550)	$188,193

At June 30, 2010, there were 36 investment securities in unrealized loss positions, of which 13 have been in a continuous unrealized loss position for twelve months or longer.  The fair value of the investment securities in a continuous loss position for twelve months or longer was $7,175. The unrealized loss associated with these securities was $1,205 at June 30, 2010.  The projected average life of the securities portfolio is approximately two years.  The Company has no intent, nor is it more likely than not, that it will be required to sell these securities before their recovery.

When a security experiences a decline in fair value below its amortized cost basis, it is deemed to be impaired.  Management reviews the Company’s impaired investment securities on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”).  We assess whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date. Under these circumstances, OTTI is considered to have occurred, (1) if we intend to sell the security, (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis, or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. The “more likely than not” criteria is a lower threshold than the “probable” criteria used under previous guidance.

At June 30, 2010, no impairment exists on the Company’s securities classified as obligations of U.S. government agencies and obligations of states and political subdivisions.  Additionally, the Company’s impaired agency mortgage-backed securities are deemed to have no OTTI, as they retain strong credit ratings, continue to perform adequately, and are backed by various government-sponsored enterprises (“GSEs”).  These impairments are deemed to be associated with the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.  The decline in value of these securities has resulted from current economic conditions.  Although yields on these securities may be below market rates during the period, no loss of principal is expected.

During the second quarter 2010, Management performed a detailed review of its private-label mortgage-backed securities and identified five individual securities which are deemed to have OTTI.  Management’s evaluation included the use of independently-generated third-party credit surveillance reports that analyze the loans underlying each security.  These reports include estimates of default rates and severities, life collateral loss rates, and static voluntary prepayment assumptions to generate estimated cash flows at the individual security level.  Additionally, Management considered factors such as downgraded credit ratings, severity and duration of the impairments, the stability of the issuers, and any discounts paid when the securities were purchased.  Based on these results, it was determined that OTTI existed on five securities.

The OTTI was divided into two components; the amount representing credit loss and the amount related to all other factors.  The amount representing credit loss was $226, and was recognized in the current period against earnings.  The amount representing all other factors was $140, and was recognized in other comprehensive income, net of applicable taxes.  Management has reviewed all available information related to the collectability of these impaired investment securities and believes that the estimated credit loss is appropriate.

Following is a tabular roll-forward of the amount of credit-related OTTI recognized in earnings:

	Three months ended June 30, 2010	Six months ended June 30, 2010
Balance, beginning of period:	$-	$-
Additions:
Initial OTTI credit loss	226	226
Balance, end of period:	$226	$226

Noncredit-related OTTI of $140 was recognized in other comprehensive income during the three and six months ended June 30, 2010.

The amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale at December 31, 2009 and June 30, 2009 are as follows:

December 31, 2009
(in thousands)
					Securities in	Securities in
					Continuous	Continuous
					Unrealized	Unrealized
					Loss	Loss
		Gross	Gross	Estimated	Position for	Position For
	Amortized	Unrealized	Unrealized	Fair	Less Than	12 Months
	Cost	Gains	Losses	Value	12 Months	or Longer

Unrealized Loss Positions
Obligations of U.S. government agencies	$5,047	$-	$(47)	$5,000	$5,000	$-
Obligations of states and political subdivisions	-	-	-	-	-	-
Mortgage-backed securities:	61,721	-	(2,511)	59,210	53,048	6,162

	$66,768	$-	$(2,558)	$64,210	$58,048	$6,162

Unrealized Gain Positions

Obligations of U.S. government agencies	$-	$-	$-	$-
Obligations of states and political subdivisions	6,372	337	-	6,709
Mortgage-backed securities:	94,910	1,789	-	96,699

	101,282	2,126	-	103,408

	$168,050	$2,126	$(2,558)	$167,618

June 30, 2009
(in thousands)
					Securities in	Securities in
					Continuous	Continuous
					Unrealized	Unrealized
					Loss	Loss
		Gross	Gross	Estimated	Position for	Position For
	Amortized	Unrealized	Unrealized	Fair	Less Than	12 Months
	Cost	Gains	Losses	Value	12 Months	or Longer

Unrealized Loss Positions
Obligations of U.S. government agencies	$-
Obligations of states and political subdivisions	$315	$-	$(4)	$311	$311	$-
Mortgage-backed securities:	33,147	-	(2,982)	30,165	18,160	12,005

	$33,462	$-	$(2,986)	$30,476	$18,471	$12,005

Unrealized Gain Positions

Obligations of U.S. government agencies	$999	$4	$-	$1,003
Obligations of states and political subdivisions	6,601	151	-	6,752
Mortgage-backed securities:	46,297	1,125	-	47,422

	53,897	1,280	-	55,177

	$87,359	$1,280	$(2,986)	$85,653

The amortized costs and estimated fair values of securities at June 30, 2010, December 31, 2009, and June 30, 2009 by maturity are shown below.  Obligations of U.S. government agencies and states and political subdivisions are shown by contractual maturity.  Mortgage-backed securities are shown by projected average life.

	June 30, 2010		December 31, 2009		June 30, 2009
		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Due in one year or less	$44,654	$44,811	$32,730	$33,110	$11,872	$12,129
Due after one year through 5 years	134,863	138,054	122,580	122,063	61,348	59,861
Due after 5 years through 10 years	5,244	5,328	12,740	12,445	14,139	13,663

	$184,761	$188,193	$168,050	$167,618	$87,359	$85,653

One investment security was sold during the second quarter of 2010 resulting in a gain on sale of $45.

At June 30, 2010, securities with amortized costs of $28,993 (estimated market values of $30,694) were pledged to secure certain Treasury and public deposits as required by law, and to secure a borrowing line with the Federal Home Loan Bank of Seattle.

3.  Loans

Major classifications of period end loans are as follows:

	June 30,	% of gross	December 31,	% of gross	June 30,	% of gross
	2010	loans	2009	loans	2009	loans
LOANS BY TYPE
Real estate secured loans:
Permanent Loans:
Multifamily residential	$59,150	6.5%	$68,509	7.2%	$69,115	7.2%
Residential 1-4 family	87,881	9.7%	86,795	9.2%	86,350	9.0%
Owner-occupied commercial	205,126	22.7%	197,884	20.9%	202,594	21.0%
Non-owner-occupied commercial	152,422	16.9%	147,605	15.6%	141,697	14.8%
Other loans secured by real estate	27,064	3.1%	37,404	4.0%	22,275	2.3%
Total permanent real estate loans	531,643	58.8%	538,197	56.9%	522,031	54.2%
Construction Loans:
Multifamily residential	14,180	1.5%	18,472	2.0%	24,201	2.4%
Residential 1-4 family	30,329	3.4%	41,714	4.4%	59,635	6.2%
Commercial real estate	30,656	3.4%	38,921	4.1%	48,925	5.1%
Residential and commercial bare land and acquisition & development	51,281	5.7%	60,653	6.4%	63,626	6.6%
Other	-	0.0%	1,582	0.2%	2,339	0.2%
Total construction real estate loans	126,446	14.0%	161,342	17.1%	198,726	20.6%
Total real estate loans	658,089	72.8%	699,539	74.0%	720,757	74.8%
Commercial loans	236,351	26.1%	233,821	24.7%	229,226	23.8%
Consumer loans	7,283	0.8%	6,763	0.7%	7,619	0.8%
Other loans	2,187	0.2%	5,629	0.6%	6,122	0.6%
Gross loans	903,910	100.0%	945,752	100.0%	963,724	100.0%
Deferred loan origination fees	(833)		(1,388)		(1,503)
	903,077		944,364		962,221
Allowance for loan losses	(17,854)		(13,367)		(18,680)
Loans, less allowance for loan losses and net deferred fees	$885,223		$930,997		$943,541

Real estate loans held for sale	$1,090		$745		$2,516

Outstanding loans to dental professionals totaled $164,059 and represented 18.2% of total outstanding loans at June 30, 2010.  At December 31, 2009 and June 30, 2009, loans to dental professionals totaled $158,433 and $128,498 or 16.8% and 13.3% of total outstanding loans, respectively.  There are no other industry concentrations in excess of 10% of total outstanding loans.

At June 30, 2010, outstanding residential construction loans totaled $30,329 and represented 3.4% of total outstanding loans.  In addition, at June 30, 2010, unfunded loan commitments for residential construction totaled $7,818.  Outstanding residential construction loans at December 31, 2009 and June 30, 2009 were $41,714 or 4.4% and $59,635 or 6.2%, respectively, of total outstanding loans, and unfunded commitments for residential construction totaled $9,990 and $13,907, respectively.

Approximately 73% of the Bank’s loans are secured by real estate.  Management believes the granular nature of the portfolio, from industry mix, geographic location and loan size, mitigates concentration risk to some degree.

4.  Allowance for loan losses

Below is a summary of additions, charge-offs and recoveries within the allowance for loan losses for the periods ended June 30, 2010 and 2009:

	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009

Balance, beginning of period	$14,857	$11,198	$13,367	$10,980
Provision charged to income	3,750	19,200	8,000	20,700
Loans charged against allowance	(1,038)	(11,730)	(5,949)	(13,050)
Recoveries credited to allowance	285	12	2,436	50

Balance, end of period	$17,854	$18,680	$17,854	$18,680

The recorded investment in impaired loans, net of government guarantees, totaled $39,270, $32,346, and $29,564 at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.  The specific valuation allowance for impaired loans was $967, $1,048 and $4,790 at June 30, 2010, December 31, 2009 and June 30, 2009, respectively, and is included in the ending allowance shown above.  The average recorded investment in impaired loans was approximately $42,697 and $15,861 during the first six months of 2010 and 2009, respectively.  Interest income recognized on impaired loans was $52 and $58 in the three months ended June 30, 2010 and 2009, respectively.  Interest income recognized on impaired loans was $154 and $116 for the six months ended June 30, 2010 and 2009, respectively.  At June 30, 2010, there were two restructured loans, both of which were on nonaccrual status, totaling $6,354.

5.  Federal Funds and Overnight Funds Purchased:

The Bank has unsecured federal funds borrowing lines with various correspondent banks totaling $88,000.  Below is a summary of the outstanding balances on these lines as of June 30, 2010, December 31, 2009, and June 30, 2009:

June 30, 2010	Maximum Line Amount	Balance Outstanding	Due Date	Weighted Average Interest Rate

Bank of America	$15,000	$10,000	7/1/2010	0.45%
US Bank	30,000	-
Zions Bank	20,000	3,885	7/1/2010	0.57%
FTN	18,000	-
Wells Fargo	5,000	-

Total	$88,000	$13,885

December 31, 2009	Maximum Line Amount	Balance Outstanding	Due Date	Weighted Average Interest Rate

Bank of America	$15,000	$10,000	4/1/10	0.45%
US Bank	25,000	-	-	-
Zions Bank	20,000	-	-	-
FTN	18,000	-	-	-
Wells Fargo	5,000	-	-	-

Total	$83,000	$10,000

June 30, 2009	Maximum Line Amount	Balance Outstanding	Due Date	Weighted Average Interest Rate

Bank of America	$25,000	$25,000	7/1/09	0.50%
US Bank	25,000	-	-	-
Key Bank	25,000	-	-	-
Zions Bank	20,000	-	-	-
FTN	18,000	-	-	-
Wells Fargo	5,000	-	-	-

Total	$118,000	$25,000

The Bank also has a secured overnight borrowing line available from the Federal Reserve Bank totaling $108,591 at June 30, 2010.  The Federal Reserve Bank borrowing line is secured through the pledging of approximately $196,037 of commercial loans under the Bank’s Borrower-In-Custody program.  At June 30, 2010 there were no funds borrowed on this line.  At December 31, 2009 and June 30, 2009, the Company had $53,025 and $59,615 borrowed against this line.

6.  Federal Home Loan Bank Advances and Other Borrowings:

The Bank has a borrowing limit with the FHLB equal to 30% of total assets, subject to discounted collateral and stock holdings.  At June 30, 2010, the borrowing line was approximately $352,626.  FHLB stock, funds on deposit with FHLB, securities and loans are pledged as collateral for borrowings from FHLB.  At June 30, 2010, the Bank had pledged approximately $330,936 in real estate loans and securities to the FHLB ($221,100 in discounted pledged collateral).  At June 30, 2010, there was $70,500 borrowed on this line, including $2,500 in short term advances and $68,000 in term advances.

Federal Home Loan Bank borrowings by year of maturity and applicable interest rate are summarized as follows:

		June 30,	December 31,	June 30,
	Rate	2010	2009	2009

Cash Management Advance	0.80%	$-	$-	$60,000
2009	0.65 - 4.04%	-	-	5,500
2010	0.40 - 4.96%	6,000	66,500	11,500
2011	2.39 - 5.28%	10,000	10,000	10,000
2012	2.02 - 5.28%	17,000	16,000	12,000
2013	2.46 - 4.27%	22,000	22,000	14,500
2014	2.78 - 3.25%	12,500	13,500	3,000
2015	2.86%	1,000
2016	5.05%	2,000	2,000	2,000

		$70,500	$130,000	$118,500

7. Stock-based Compensation Plans

Incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, or stock appreciation rights (“SARs”) may be awarded to attract and retain the best available personnel for positions of responsibility with the Company and its subsidiaries.  The Compensation Committee of the Board of Directors may impose any terms or conditions on the vesting of an award that it determines to be appropriate.  Awards granted generally vest over three or four years and have a maximum life of ten years.  Awards settled in stock are recognized as equity-based awards while awards settled in cash are recognized on the balance sheet as liability-based awards, both of which are granted at the fair market value of the Company’s common stock at the grant date.  Equity-based awards are expensed over the vesting period based on the grant date fair market value.  Liability-based awards are expensed over the vesting period based on the current fair market value and an offsetting adjustment is recorded to the liability.

During the six months ended June 30, 2010, 197,926 shares were granted as equity-based awards.  During the six months ended June 30, 2009, 268,416 shares were granted as equity-based awards and 95,523 shares were granted as liability-based awards.  The following table summarizes the grant date fair market values of the awards granted during the six months ended June 30, 2010 and 2009:

	Six months ended
	June 30,
	2010		2009
	Shares	Fair Market Value	Shares	Fair Market Value
Equity-based awards:
Director restricted stock	4,952	$56	5,715	$63
Employee stock options	62,475	269	115,747	323
Employee stock SARs	130,499	529	146,954	406
Liability-based awards:
Employee cash SARs	-	-	95,523	243
	197,926	$854	363,939	$1,035

The following tables identify the compensation expense recorded and tax benefits received by the Company on its stock-based compensation plans for the three and six months ended June 30, 2010 and 2009:

	Three months ended
	June 30,
	2010		2009
	Compensation Expense (Benefit)	Tax Benefit (Expense)	Compensation Expense	Tax Benefit
Equity-based awards:
Director restricted stock	$ 56	$ 20	$ 14	$ 5
Director stock options	1	0	7	3
Employee stock options	69	-	60	-
Employee stock SARs	84	29	68	26
Liability-based awards:
Employee cash SARs	(31)	(11)	31	12
	$ 179	$ 39	$ 180	$ 46

	Six months ended
	June 30,
	2010		2009
	Compensation Expense	Tax Benefit	Compensation Expense	Tax Benefit
Equity-based awards:
Director restricted stock	$ 56	$ 20	$ 14	$ 5
Director stock options	8	-	14	5
Employee stock options	131	-	104	-
Employee stock SARs	153	54	115	44
Liability-based awards:
Employee cash SARs	131	46	89	34
	$ 479	$ 119	$ 336	$ 88

At June 30, 2010, the Company has estimated unrecognized compensation expense of approximately $511, $763 and $214 for unvested stock options, SAR stock awards, and SAR cash awards, respectively.  These amounts are based on forfeiture rates of 20% for all awards granted to employees.  The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested stock options, SAR stock awards and SAR cash awards is approximately 2.78, 3.04, and 2.28 years, respectively.

8. Fair Value

The Company adheres to FASB Accounting Standards Codification (ASC) topic 825, “Financial Instruments”, which requires disclosure of the carrying amount and the fair value of financial assets and liabilities.  The use of different assumptions and estimation methods could have a significant effect on fair value amounts.  Accordingly, the estimates of fair value herein are not necessarily indicative of the amounts that might be realized in a current market exchange.

The table below shows the estimated fair values of financial instruments at June 30, 2010, and December 31, 2009, and June 30, 2009:

	June 30, 2010		December 31, 2009		June 30, 2009
	Carrying		Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$17,875	$17,875	$16,970	$16,970	$24,117	$24,117
Securities available for sale	188,193	188,193	167,618	167,618	85,653	85,653
Loans held-for-sale	1,090	1,090	745	745	2,516	2,516
Loans	903,910	882,181	945,752	932,608	943,541	950,132
Federal Home Loan Bank stock	10,652	10,652	10,652	10,652	10,652	10,652
Accrued interest receivable	4,212	4,212	4,408	4,408	4,027	4,027

Financial liabilities:
Deposits	909,553	911,588	827,918	829,893	794,754	796,191
Federal funds and overnight funds purchased	13,885	13,885	63,025	63,025	25,000	25,000
Federal Home Loan Bank advances and
other borrowings	70,500	73,029	130,000	130,787	178,115	178,905
Junior subordinated debentures	8,248	3,625	8,248	7,987	8,248	7,881
Accrued interest payable	2,476	2,476	623	623	422	422

Cash and cash equivalents – The carrying amount approximates fair value.

Securities available–for-sale – Fair value is based on quoted market prices.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans held–for-sale – Fair value represents the anticipated proceeds from the sale of related loans.

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

Federal Home Loan Bank stock – Fair value is base on the most recent redemption price.  The carrying amount approximates fair value.

Accrued interest receivable – The carrying amount approximates fair value.

Deposits – Fair value of demand, interest-bearing demand and savings deposits is the amount payable on demand at the reporting date.  Fair value of time deposits is estimated using the interest rates currently offered for deposits of similar remaining maturities.

Federal funds and overnight funds purchased – The carrying amount approximates fair value due to the short-term nature of these borrowings.

Federal Home Loan Bank advances and other borrowings – Fair value of Federal Home Loan Bank and other borrowings are estimated by discounting future cash flows at rates currently available to the Bank for debt with similar terms and remaining maturities.

Junior subordinated debentures – Fair value of junior subordinated debentures is estimated by discounting future cash flows at rates currently available to the Bank for debt with similar terms and remaining maturities.

Accrued interest payable – The carrying amount approximates fair value.

Off-balance sheet financial instruments – The carrying amount and fair value are based on fees charged for similar commitments and are not deemed to be material.

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

The table below shows assets measured at fair value as of June 30, 2010:

June 30, 2010
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant	Period End
		Identical	Observable	Unobservable	June 30,
	Carrying	Assets	Inputs	Inputs	2010
	Value	(Level 1)	(Level 2)	(Level 3)	Total Loss

Recurring Items
Obligations of U.S. Government agencies	$7,287	$-	$7,287	$-	$-
Obligations of state and political subdivisions	6,546	-	6,546	-	-
Mortgage-backed securities	174,360	-	174,360	-	-

Non-Recurring Items
Loans measured for impairment
(net of guarantees)	$33,422	$-	$-	$33,422	$1,760
Other real estate owned	9,651	-	-	9,651	219

Total	$231,266	$-	$188,193	$43,073	$1,979

The table below shows assets measured at fair value as of December 31, 2009:

December 31, 2009
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant	Period End
		Identical	Observable	Unobservable	December 31,
	Carrying	Assets	Inputs	Inputs	2009
	Value	(Level 1)	(Level 2)	(Level 3)	Total Loss

Recurring Items
Obligations of U.S. Government agencies	$5,000	$-	$5,000	$-	$-
Obligations of state and political subdivisions	6,709	-	6,709	-	-
Mortgage-backed securities	155,909	-	155,909	-	-

Non-Recurring Items
Loans measured for impairment
(net of guarantees)	$41,114	$-	$-	$41,114	$25,631
Other real estate owned	4,224	-	-	4,224	515

Total	$212,956	$-	$167,618	$45,338	$26,146

The table below shows assets measured at fair value as of June 30, 2009:

June 30, 2009
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant	Period End
		Identical	Observable	Unobservable	June 30,
	Carrying	Assets	Inputs	Inputs	2010
	Value	(Level 1)	(Level 2)	(Level 3)	Total Loss

Recurring Items
Available-for-sale securities	$85,653	$-	$85,653	$-	$-

Non-Recurring Items
Loans measured for impairment
(net of guarantees)	$24,703	$-	$-	$24,703	$16,231
Other real estate owned	2,659	-	-	2,659	436

Total	$113,015	$-	$85,653	$27,362	$16,667

9.  Regulatory Matters:

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to leverage assets.  Management believes, as of June 30, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2010 and according to FDIC guidelines, the Company and the Bank are considered to be well-capitalized.  To be categorized as well-capitalized, the Bank must maintain minimum Total risk-based,

Tier I risk-based, and Tier I leverage ratios as set forth in the following table.  The Bank’s and the Company’s actual capital amounts and ratios are presented below:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2010:
Total capital (to risk
weighted assets)
Bank:	$156,517	16.01%	$78,210	8%	$97,762	10%
Company:	$166,369	17.01%	$78,245	8%	$97,807	10%
Tier I capital (to risk
weighted assets)
Bank:	$144,223	14.75%	$39,111	4%	$58,667	6%
Company:	$154,071	15.75%	$39,129	4%	$58,694	6%
Tier I capital (to leverage
assets)
Bank:	$144,223	12.38%	$46,599	4%	$58,248	5%
Company:	$154,071	13.21%	$46,653	4%	$58,316	5%

As of December 31, 2009:
Total capital (to risk
weighted assets)
Bank:	$153,904	14.64%	$84,120	8%	$105,150	10%
Company:	$164,401	15.63%	$84,140	8%	$105,175	10%
Tier I capital (to risk
weighted assets)
Bank:	$140,749	13.39%	$42,060	4%	$63,090	6%
Company:	$151,248	14.38%	$42,070	4%	$63,105	6%
Tier I capital (to leverage
assets)
Bank:	$140,749	12.24%	$46,006	4%	$57,508	5%
Company:	$151,248	13.66%	$44,292	4%	$55,365	5%

As of June 30, 2009:
Total capital (to risk
weighted assets)
Bank:	$118,151	11.71%	$80,745	8%	$100,931	10%
Company:	$119,360	11.72%	$81,474	8%	$101,843	10%
Tier I capital (to risk
weighted assets)
Bank:	$105,457	10.45%	$40,372	4%	$60,559	6%
Company:	$105,658	10.47%	$40,366	4%	$60,549	6%
Tier I capital (to leverage
assets)
Bank:	$105,457	9.59%	$43,966	4%	$54,958	5%
Company:	$105,658	9.73%	$43,436	4%	$54,295	5%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Pacific Continental Corporation’s and its wholly-owned subsidiary Pacific Continental Bank’s operating results and financial condition for the three and six months ended June 30, 2010.  When warranted, comparisons are made to the same period in 2009 and to the previous year ended December 31, 2009.  The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report.  The reader is assumed to have access to the Company’s Form 10-K for the previous year ended December 31, 2009, which contains additional statistics and explanations.  All dollar amounts, except per share data, are expressed in thousands of dollars.

In addition to historical information, this report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in (i) this report, and (ii) the sections titled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” from the Company’s 2009 Annual Report on Form 10-K, the following factors, among others, could cause actual results to differ materially from the anticipated results:

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

Goodwill and Intangible Assets

At June 30, 2010, the Company had $22,569 in goodwill and other intangible assets.  FASB ASC 350, “Intangibles – Goodwill and Other”, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow of forecasted earnings, estimated sales price multiples based on recent observable market transactions and market capitalization based on current stock prices. This analysis requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for the Company’s single reporting unit (Commercial Banking).

Share-based Compensation

We account for share-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation”. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.  Liability classified share-based awards are remeasured at fair value each reporting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted.

Recent Accounting Pronouncements

On June 12, 2009 the FASB issued FASB ASC 860, “Accounting for Transfers of Financial Assets”.  FASB ASC 860 is a revision to preceding guidance and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  In December 2009, the FASB issued Accounting Standards Update No. 2009-16, “Transfers and Servicing – Accounting for Transfers of Financial Assets.”  This update formally codifies FASB Statement No. 166, “Accounting for Transfers of Financial Assets” and provides a revision for Topic 860 to require more information about transfers of financial assets.  This statement and update were effective for interim and annual reporting periods beginning January 1, 2010.  The impact of adoption did not have a material impact on the Company’s consolidated financial statements, however all loan participations sold are being thoroughly reviewed to ensure that they meet the criteria for sale treatment.

In January 2010, the FASB issued Accounting Standards Update No. 2010-04, “Accounting for Various Topics - Technical Corrections to SEC Paragraphs”.  The amendments in this update were to simplify and improve financial reporting by removing obsolete guidance, eliminating inconsistencies, and providing certain clarifications to reflect the FASB Board’s intent in previously issued guidance.  This guidance was effective January 15, 2010.  The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

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

In February 2010, the FASB issued Accounting Standards Update No. 2010-08, “Technical Corrections to Various Topics”.  The amendments in this update were intended to simplify and improve financial reporting by removing obsolete guidance, eliminating inconsistencies, and providing certain clarifications to reflect the FASB Board’s intent in previously issued guidance.  The FASB Board did not anticipate this update to result in significant changes in practice.  This guidance was effective February 2, 2010.  The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements”.  This update removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The amendments removed potential conflicts with the SEC’s literature. This guidance was effective February 24, 2010. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

In April, 2010, the FASB issued Accounting Standards Update No. 2010-18, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset”.  This update affects any entity that acquires loans that have evidence of credit deterioration upon acquisition, accounts for those loans in the aggregate as a pool under Subtopic 310-30, and subsequently modifies one or more of those loans.  Modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring.  This guidance is effective for modification of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010.  The impact of adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, “Receivables:  Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  This update requires additional disclosures on a disaggregated basis on two defined levels:  (1) portfolio segment; and (2) class of financing receivable.   The disclosures should include credit quality indicators of financing receivables, the aging of past due financing receivables, and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses.  This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010.  The impact of adoption is not expected to have a material impact on the Company’s consolidated financial statements.

HIGHLIGHTS

	For the three months ended June 30,			For the six months ended June 30,
	2010	2009	% Change	2010	2009	% Change

Net income (loss)	$ 1,646	$ (8,129)		$ 2,749	$ (5,182)

Earnings (loss) per share
Basic	$ 0.09	$ (0.63)		$ 0.15	$ (0.40)
Diluted	$ 0.09	$ (0.63)		$ 0.15	$ (0.40)

Assets, period-end	$ 1,175,420	$ 1,130,238	4.0%	$ 1,175,420	$ 1,130,238	4.0%
Loans, period-end (1)	$ 903,077	$ 962,221	-6.1%	$ 903,077	$ 962,221	-6.1%
Core Deposits, period end (2)	$ 841,613	$ 705,903	19.2%	$ 841,613	$ 705,903	19.2%
Deposits, period-end	$ 909,553	$ 794,754	14.4%	$ 909,553	$ 794,754	14.4%

Return on avg. assets (3)	0.56%	-2.91%		0.47%	-0.94%
Return on avg. equity (3)	3.85%	-25.42%		3.27%	-8.21%
Return on avg. tangible equity (3) (4)	4.44%	-30.93%		3.77%	-10.01%

(1) Excludes loans held-for-sale.
(2) Defined by the Company as demand, interest checking, money market, savings, and local non-public time deposits, including local non-public time deposits in excess of $100.
(3) Amounts annualized.
(4) Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.

The following table reconciles average shareholders equity (GAAP) to average tangible equity (non-GAAP):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

Average shareholders equity (GAAP)	$171,333	$128,287	$169,610	$127,255
Average goodwill and other intangible assets	22,599	22,879	23,018	22,733
Average tangible equity (non-GAAP)	$148,734	$105,408	$146,592	$104,522

The Company earned $1,646 in the second quarter of 2010, compared to a net loss of $8,129 reported for second quarter 2009.  The improvement in second quarter 2010 earnings when compared to the same quarter last year was primarily due to a lower provision for loan losses of $3,750 in the current quarter versus $19,200 for the same quarter last year.  Operating revenue, which consists of net interest income and noninterest income, was $13,749 for the second quarter of 2010, down $834 or 6% from second quarter of 2009.  Operating revenue was negatively impacted by the continued decline in loans which contributed to a lower net interest margin, combined with an other-than-temporary-impairment (“OTTI”) of $226 recorded during the second quarter 2010.  The decline in operating revenue in second of quarter 2010 when compared to the same quarter last year was partially offset by a drop in noninterest expenses due to lower FDIC insurance assessments and other real estate expense.

Nonperforming assets declined by $5,567 from the end of the first quarter 2010.  This decline was attributable to the resolution of a number of problem loans during the quarter.  Further resolutions are anticipated during the remainder of 2010.

Period-end assets at June 30, 2010 were $1,175,420, compared to $1,130,238 at June 30, 2009.  The increase in period-end assets was primarily attributable to growth in the Company’s securities portfolio as outstanding loans at June 30, 2010 were down from the same period last year.  The Company experienced strong growth in core deposits during second quarter 2010 with outstanding core deposits at June 30, 2010 up $66,330 over the end of first quarter 2010.  Core deposits, which are defined as demand deposits, interest checking, money market accounts, and local non-public time deposits (including local non-public time deposits over $100) were $841,613 and constituted 93% of June 30, 2010 outstanding deposits and were up 19% over core deposits at June 30, 2009.  Non-interest bearing deposits (a subset of core deposits) were $238,436 or 26% of total deposits and 28% of core deposits at June 30, 2010.

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

The net interest margin as a percentage of average earning assets for the second quarter of 2010 was 4.74%, down 12 basis points from the 4.86% margin reported for first quarter 2010, and down 45 basis points from the net interest margin reported for the second quarter of 2009.  Quarterly margins in 2009 have been adjusted to remove FHLB stock from earning assets.  The decline in the linked-quarter net interest margin was due to a 14 basis point drop in the yield on earning assets in second quarter 2010 when compared to first quarter 2010.  The decline in linked-quarter earning asset yields was primarily associated with the decline in the yield on the Bank’s securities portfolio.  On a linked-quarter basis, the cost of interest-bearing liabilities was relatively stable.

The decline in the second quarter 2010 net interest margin of 45 basis points from the net interest margin reported for second quarter 2009 was also attributable to the decline in earning asset yields.  The decline in earning asset yields was attributable to the change in mix of earning assets as lower yielding securities constituted 17% of total average earning assets in second quarter 2010 compared to 8% for second quarter 2009.

Despite the elevated levels of nonperforming loans, our net interest margin continues to remain high relative to peers. A number of factors contribute to this performance including the historically low cost of short-term funding, less pricing pressure on loan rates due to changes in the competitive landscape, and the bank’s practice of using floors on variable rate loans which has successfully stabilized loan yields despite the low interest rate environment. At June 30, 2010, interest rate floors were active on approximately $266 million of prime-based variable rate loans.

Looking forward, to the third quarter of 2010, a moderate increase in the securities portfolio is anticipated and some possible contraction in the loan portfolio, which would suggest a lower margin; however, to the extent fewer loans are placed on non accrual status and current nonperforming loans are resolved and return to accrual status, there is potential to lower and recover past quarters reversals of interest that may mitigate any margin compression.

The following table presents condensed balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates on interest-bearing liabilities for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009:

Table I
Average Balance Analysis of Net Interest Income
(dollars in thousands)

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	(Expense)	Rates	Balance	(Expense)	Rates
Interest Earning Assets
Federal funds sold and interest-
bearing deposits in banks	$431	$1	0.93%	$158	$2	5.08%
Securities available-for-sale:
Taxable	180,365	1,358	3.02%	76,830	1,179	6.16%
Tax-exempt	5,292	45	3.41%	5,450	49	3.61%
Loans, net of allowance for loan losses (1)(2)(3)	899,877	14,498	6.46%	952,035	15,329	6.46%

Total interest earning assets	1,085,965	15,902	5.87%	1,034,473	16,559	6.42%

Non Earning Assets
Cash and due from banks	22,526			17,587
Premises and equipment	20,662			20,458
Goodwill & other intangibles	22,599			22,823
Interest receivable and other (4)	37,132			24,800
Total noninterest assets	102,919			85,668

Total assets	$1,188,884			$1,120,141

Interest-Bearing Liabilities
Money market and NOW accounts	$468,655	$(1,277)	-1.09%	$410,041	$(1,357)	-1.33%
Savings deposits	29,531	(74)	-1.01%	23,250	(89)	-1.54%
Time deposits - core (5)	92,325	(637)	-2.77%	70,325	(522)	-2.98%
Total interest-bearing core deposits	590,511	(1,988)	-1.35%	503,616	(1,968)	-1.57%

Time deposits - non-core	85,438	(353)	-1.66%	78,248	(341)	-1.75%
Federal funds purchased	10,307	(14)	-0.54%	23,229	(28)	-0.48%
FHLB & FRB borrowings	98,467	(589)	-2.40%	197,778	(705)	-1.43%
Trust preferred	8,248	(131)	-6.37%	8,248	(131)	-6.37%
Total interest-bearing wholesale funding	202,460	(1,087)	-2.15%	307,503	(1,205)	-1.57%
Total interest-bearing liabilities	792,971	(3,075)	-1.56%	811,119	(3,173)	-1.57%

Noninterest-Bearing Liabilities
Demand deposits	219,766			177,579
Interest payable and other	4,814			3,156
Total noninterest liabilities	224,580			180,735
Total liabilities	1,017,551			991,854
Shareholders' equity	171,333			128,287
Total liabilities and shareholders' equity	$1,188,884			$1,120,141
Net Interest Income		$12,827			$13,386
Net Interest Income as a Percent of Earning Assets		4.74%			5.19%

(1) Nonaccrual loans have been included in average balance totals.
(2) Interest income includes recognized loan origination fees of $175 and $341 for the three months ended
June 30, 2010 and 2009, respectively.
(3) Total includes loans held-for-sale.
(4) Federal Home Loan Bank stock is included in interest receivable and other assets.
(5) Core time deposits include all non-public time deposits, including non-public time deposits over $100.

Table I above shows that earning asset yields declined by 55 basis points in the second quarter 2010 from the second quarter 2009 from 6.42% to 5.87%.  This decline in earning asset yields was primarily attributable to a significant change in the earning asset mix in second quarter 2010 when compared to the same quarter last year, combined with a 314 basis point decline in the yield on the taxable securities portfolio.  In second quarter 2010, average taxable securities-held-for sale yielding 3.02% totaled $180,365 and represented 17% of total average earning assets and loans yielding 6.46% represented 83% of total average earning assets.  This compares to second quarter 2009, when the average taxable securities held-for-sale portfolio was $76,830 and yielding 6.16% represented only 7% of total average earning assets, while loans yielding 6.46% represented 92% of total average earning assets.

Table I also illustrates the significant change in funding mix between core deposits and wholesale funding as evidenced by the increase in average interest-bearing core deposits of $86,895 or 17%, combined with a $42,187 or 24% increase in demand deposits in second quarter 2010 when compared to the same quarter last year.  On the other hand, due to this significant increase in core deposits the use of wholesale funding declined by $105,043 or 34% in second quarter 2010 when compared to second quarter 2009.

While earning asset yields dropped 55 basis points in second quarter 2010 compared to second quarter 2009, the cost of interest-bearing liabilities declined by only 1 basis point.  Table I shows that the cost of interest-bearing core deposits fell by 22 basis points from 1.57% in second quarter 2009 to 1.35% in second quarter 2010, and declines in rates are evident in all core deposit categories.  However, the cost of wholesale funding moved up from 1.57% in second quarter 2009 to 2.15% in second quarter 2010.  This increase in wholesale funding costs was due to higher rates on FHLB and FRB borrowings as during the first quarter 2010, the Bank exited the use of its FRB overnight borrowing line as the FRB terminated the use of short-term auction advances at a rate of 0.25%.  In addition, this increase reflects the Bank’s strategy to extend the maturity structure of its liabilities and refinancing overnight and short-term borrowings into long-term FHLB advances and callable brokered time deposits ranging from three to ten years.  This strategy was to mitigate the Bank’s liability sensitive position.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the quarters ended June 30, 2010 and June 30, 2009.

Table II
Analysis of Changes in Interest Income and Interest Expense
(dollars in thousands)
	Three Months Ended June 30, 2010
	compared to June 30, 2009
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest
bearing deposits in banks	$3	$(4)	$(1)
Securities available-for-sale:
Taxable	1,589	(1,410)	179
Tax-exempt	(1)	(3)	(4)
Loans, net of allowance for loan losses	(840)	9	(831)

Total interest income	751	(1,408)	(657)

Interest paid on:
Money market and NOW accounts	194	(274)	(80)
Savings deposits	24	(39)	(15)
Time deposits - core	163	(48)	115
Total interest-bearing core deposits	381	(361)	20

Time deposits - non-core	31	(19)	12
Federal funds purchased	(16)	2	(14)
FHLB & FRB borrowings	(354)	238	(116)
Trust preferred	-	-	-
Total interest-bearing wholesale funding	(338)	220	(118)

Total interest expense	43	(141)	(98)

Net interest income	$708	$(1,267)	$(559)

The rate/volume analysis shows that second quarter 2010 net interest income decreased by $559 from second quarter 2009.  Second quarter 2010 interest income including loan fees declined by $657 from last year with higher volumes of earning assets, primarily securities, increasing interest income by $751, which was more than offset by lower rates on earning assets that lowered interest income by $1,408.  Interest expense in second quarter 2010 was relatively unchanged showing only an $98 decrease.  However, the rate/volume analysis does show the impact of the shift in funding with the decline in wholesale funding and increase in core deposits as evidenced by the increase of $20 for interest expense on interest-bearing core deposits, which was offset by a $118 decline in interest expense on wholesale funding.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the six months ended June 30, 2010 and June 30, 2009:

Table III
Average Balance Analysis of Net Interest Income
(dollars in thousands)

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	(Expense)	Rates	Balance	(Expense)	Rates
Interest Earning Assets
Federal funds sold and interest-
bearing deposits in banks	$450	$3	1.34%	$285	$2	1.42%
Securities available-for-sale:
Taxable	173,933	2,859	3.31%	65,374	2,072	6.39%
Tax-exempt	5,335	95	3.59%	5,449	98	3.63%
Loans, net of allowance for loan losses (1)(2)(3)	909,996	29,162	6.46%	951,177	30,649	6.50%

Total interest earning assets	1,089,714	32,119	5.94%	1,022,285	32,821	6.47%

Non Earning Assets
Cash and due from banks	19,883			17,359
Premises and equipment	20,497			20,566
Goodwill & other intangibles	22,628			22,851
Interest receivable and other (4)	36,240			25,141
Total noninterest assets	99,248			85,917

Total assets	$1,188,962			$1,108,202

Interest-Bearing Liabilities
Money market and NOW accounts	$464,768	$(2,542)	-1.10%	$406,128	$(2,663)	-1.32%
Savings deposits	29,224	(145)	-1.00%	21,884	(157)	-1.45%
Time deposits - core (5)	92,933	(1,265)	-2.74%	63,170	(962)	-3.07%
Total interest-bearing core deposits	586,925	(3,952)	-1.36%	491,182	(3,782)	-1.55%

Time deposits - non-core	85,980	(721)	-1.69%	84,760	(817)	-1.94%
Federal funds purchased	9,746	(25)	-0.52%	22,886	(53)	-0.47%
FHLB & FRB borrowings	119,018	(1,224)	-2.07%	198,493	(1,372)	-1.39%
Trust preferred	8,248	(260)	-6.36%	8,248	(260)	-6.36%
Total interest-bearing wholesale funding	222,992	(2,230)	-2.02%	314,387	(2,502)	-1.60%
Total interest-bearing liabilities	809,917	(6,182)	-1.54%	805,569	(6,284)	-1.57%

Noninterest-Bearing Liabilities
Demand deposits	206,908			171,482
Interest payable and other	2,527			3,896
Total noninterest liabilities	209,435			175,378
Total liabilities	1,019,352			980,947
Shareholders' equity	169,610			127,255
Total liabilities and shareholders' equity	$1,188,962			$1,108,202
Net Interest Income		$25,937			$26,537
Net Interest Income as a Percent of Earning Assets		4.80%			5.23%

(1) Nonaccrual loans have been included in average balance totals.
(2) Interest income includes recognized loan origination fees of $443 and $721 for the six months ended
June 30, 2010 and 2009, respectively.
(3) Total includes loans held-for-sale.
(4) Federal Home Loan Bank stock is included in interest receivable and other assets.
(5) Core time deposits include all local non-public time deposits, including local non-public time deposits over $100.

Table III shows that year-to-date June 30, 2010 earning asset yields declined by 53 basis points from year-to-date June 30, 2009 from 6.47% to 5.94%.  The decline in earning asset yields was primarily attributable to a 308 basis point drop in yields on average taxable securities and a change in asset mix, which resulted from the significant level of securities purchased during this historically low interest rate environment.

Table III also shows that the yield on earning assets fell much faster than rates paid on interest-bearing funding, which dropped only 3 basis points from 1.57% to 1.54%.   Table III also shows the impact of the significant shift in funding as average year-to-date June 30, 2010 core deposits increased significantly allowing for a reduction in average wholesale funding of more than $90,000.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the six months ended June 30, 2010 and June 30, 2009:

Table IV
Analysis of Changes in Interest Income and Interest Expense
(dollars in thousands)
	Six Months Ended June 30, 2010
	compared to June 30, 2009
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest
bearing deposits in banks	$1	$(0)	$1
Securities available-for-sale:
Taxable	3,441	(2,654)	787
Tax-exempt	(2)	(1)	(3)
Loans, net of allowance for loan losses	(1,327)	(160)	(1,487)

Total interest income	2,113	(2,815)	(702)

Interest paid on:
Money market and NOW accounts	385	(506)	(121)
Savings deposits	53	(65)	(12)
Time deposits - core	453	(150)	303
Total interest-bearing core deposits	890	(720)	170

Time deposits - non-core	12	(108)	(96)
Federal funds purchased	(30)	2	(28)
FHLB & FRB borrowings	(549)	401	(148)
Trust preferred	-	(0)	-
Total interest-bearing wholesale funding	(568)	296	(272)

Total interest expense	322	(425)	(102)

Net interest income	$1,791	$(2,391)	$(600)

The rate/volume analysis shows that year-to-date net interest income decreased by $600 from the same period last year.  2010 year-to-date interest income including loan fees declined by $702 from last year with higher volumes of earning assets, primarily securities, increasing interest income by $2,113, which was more than offset by lower rates on earning assets that lowered interest income by $2,815.  Interest expense in second quarter 2010 was relatively unchanged showing only a $102 decrease.  However, the rate/volume analysis does show the impact of the shift in funding with the decline in wholesale funding and increase in core deposits as evidenced by the increase of $170 for interest expense on interest-bearing core deposits, which was offset by a $272 decline in interest expense on wholesale funding.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the periods ended June 30, 2010 and 2009:

	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009

Balance, beginning of period	$14,857	$11,198	$13,367	$10,980
Provision charged to income	3,750	19,200	8,000	20,700
Loans charged against allowance	(1,038)	(11,730)	(5,949)	(13,050)
Recoveries credited to allowance	285	12	2,436	50

Balance, end of period	$17,854	$18,680	$17,854	$18,680

The provision for loan losses recorded during the second quarter of 2010 was $3,750, compared to $19,200 for the same period last year.  This was the fourth consecutive quarter of lower provisions for loan losses when compared to the prior quarter.  The year-to-date June 30, 2010 provision for loan losses was $8,000 compared to $20,700 for the same period in 2009.  The decrease in both the second quarter and year-to-date provision for loan losses was attributable to a significant decline in net loan charge offs and a stabilization of the level of nonperforming loans.

For the second quarter of 2010 and year-to-date June 30, 2010, net charge-offs were $753 and $3,513 compared to $11,718 and $13,000 for the same periods last year, respectively.  When annualized, year-to-date June 30, 2010 net charge offs were 0.75% of average loans compared to 2.72% for the same period last year.  On a linked-quarter basis, the provision for loan losses has declined for four consecutive quarters as net charge offs continued to ease.

The allowance for loan losses at June 30, 2010 was 1.97% of the period end loans, compared to 1.42% and 1.94% at December 31, 2009 and June 30, 2009, respectively.  The allowance at June 30, 2010 includes $967 in specific allowance (included in the ending allowance above) for impaired loans, which total $39,270 net of government guarantees.  At December 31, 2009 and June 30, 2009, the Company had $32,346 and $29,564 of impaired loans respectively with a specific allowance of $1,048 and $4,790 assigned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more, and other real estate owned for the periods covered in this report:

	June 30,	December 31,	June 30,
	2010	2009	2009
NONPERFORMING ASSETS
Non-accrual loans
Real estate secured loans:
Permanent Loans:
Multifamily residential	$5,577	$-	$-
Residential 1-4 family	3,762	704	2,421
Owner-occupied commercial	3,213	375	1,559
Non-owner-occupied commercial	1,258	-	-
Other loans secured by real estate	1,051	1,097	-
Total permanent real estate loans	14,861	2,176	3,980
Construction Loans:
Multifamily residential	441	4,409	-
Residential 1-4 family	3,563	4,903	3,665
Commercial real estate	3,491	5,537	8,478
Commercial bare land and acquisition & development	673	2,338	3,380
Residential bare land and acquisition & development	7,037	8,122	6,260
Other	-	-	-
Total construction real estate loans	15,205	25,309	21,783
Total real estate loans	30,066	27,485	25,763
Commercial loans	9,825	5,268	4,061
Consumer loans	-	39	15
Other loans	-	-	-
Total nonaccrual loans	39,891	32,792	29,839
90 days past due and accruing interest	-	-	-
Total nonperforming loans	39,891	32,792	29,839
Nonperforming loans guaranteed by government	(621)	(446)	(275)
Net nonperforming loans	39,270	32,346	29,564
Other real estate owned	9,651	4,224	2,659
Total nonperforming assets, net of guaranteed loans	$48,921	$36,570	$32,223

In first quarter 2010, the Company experienced a temporary elevation of nonperforming assets over year-end December 31, 2009.  This increase was related to the timing of pending resolutions on several nonperforming loans and the entry of new loans to nonperforming status.  The Company believes that nonperforming assets crested at the end of first quarter 2010 and will decline throughout the remainder of the year 2010. During the second quarter of 2010, nonperforming assets, although up over year end December 31, 2009, decreased by $5,567 from March 31, 2010 nonperforming asset levels.  The decrease in nonperforming assets was related to the resolution of a number of nonperforming loans.  In addition, during second quarter 2010, there was significant movement between nonaccrual loans and other real estate owned as net nonperforming loans dropped more than $11,000 from the end of first quarter 2010 and other real estate owned increased by approximately $5,800.  This movement indicates the Company is gaining control of collateral associated with nonperforming loans and bodes well for further reductions in total nonperforming assets as the year progresses through disposal of collateral.

Noninterest Income

Year-to-date noninterest income through June 30, 2010 was $1,967, down $251 or 11% from the same period last year.  Excluding the $226 OTTI recognized during the second quarter 2010, noninterest income would have been down $25 at June 30, 2010 over last year.  Through the first six months of 2010, other fee income, which consists primarily of merchant bankcard fees, was up $111 or 19% as transaction volumes rose significantly in 2010 when compared to last year.  In addition, the other income category was up $43 or 9% due to increased fees on business credit card interchange.  In addition, during the second quarter 2010, the Company recorded a $45 gain on sale of securities.  The increase in these categories was offset by declines in account service charges of $108 and mortgage banking revenues of $111.  Account service charges were down due to lower volumes of not sufficient funds (“NSF”) and overdraft (“OD”) fees and a decline in hard dollar fee income from analyzed business accounts.  The decline in NSF/OD fees reflects continued trends of lower transaction volumes.  The decline in hard dollar fee income on analyzed accounts was the result of higher balances and a higher earnings credit during the first six months of the current year, both of which contributed to lower levels of fees collected on analyzed accounts.  The decline in mortgage revenues of $111 was related to a much lower level of new originations as home sales volumes continue to decline and refinancing opportunities have dropped due to the decline in home values.

Looking forward to the third quarter 2010, the Company expects noninterest income will be up over second quarter 2010 as no OTTI is presently anticipated.

Noninterest Expense

Year-to-date noninterest expense through June 30, 2010 was $16,115, down $581 or 3% from the same period last year.  The decrease in noninterest expense was primarily due to a $115 decline in salaries and employee benefits, a $225 drop in business development costs, a decline of $232 in FDIC insurance assessments, and a decrease of $464 in other real estate expense.  Declines in these categories were partially offset by an increase in the other expense category.  The decline in salaries and employee benefits primarily resulted from an increase in loan origination costs of $202, which are recorded as a reduction to salary expense.  The improvement in this area was partially offset by an increase in share-based compensation, primarily the result of accruals for cash settled SAR’s.  The decrease in business development costs is the result of difference in timing of expenditures during the current year as compared to last year.  The decrease of $232 in FDIC insurance assessments was the result of the $510 special assessment recorded during the second quarter 2009.  Excluding the special assessment recorded last year, FDIC insurance assessments would have been up $278 over the prior year as a result of both higher premiums combined with higher deposit levels.  The increase in the other expense category of $420 was primarily due to increases in legal fees, repossession and collection expense, and on-line banking expense of $253, $62, and $62, respectively.  The increase in legal fees and repossession and collection expense was related to costs associated with resolution of problem loans.  The increase in on-line banking expense resulted from enhancements to the Company’s cash management products.

On a linked-quarter basis and as expected, second quarter noninterest expense decreased by $312 from the prior quarter primarily due to a decline in personnel expense.

Looking forward to the third quarter 2010, noninterest expense is expected to be flat with or down slightly from second quarter 2010 levels as growth in some expense categories is expected to abate somewhat.

BALANCE SHEET

Loans

At June 30, 2010, outstanding gross loans, net of deferred fees were $903,077, a decline of $59,144 and $41,287 from June 30, 2009 and December 31, 2009, respectively.  The overall decline in loans reflects weak economic conditions together with planned contractions in the construction and land development loan portfolios.  A summary of outstanding loans by market at June 30, 2010, December 31, 2009 and June 30, 2009 follows:

	June 30, 2010	December 31, 2009	June 30, 2009

Eugene Market, loans, period end	$265,211	$259,435	$246,319

Portland Market, loans, period end	413,844	435,304	439,963

Seattle Market, loans, period end	224,022	249,625	275,939

Total	$903,077	$944,364	$962,221

The decrease in Portland and Seattle loans from December 31, 2009 and June 30, 2009 was primarily related to a planned contraction in residential and commercial construction loans.  A portion of this contraction was offset by increased lending in permanent commercial real estate loans and commercial and industrial loans, primarily related to new loans in the health care industry.  The Eugene market on the other hand saw expansion in outstanding loans over the prior year and year end December 31, 2009 as this market was not as exposed to real estate lending, thus new production more than offset any contraction.

During the second quarter, the Company experienced improved lending activity with approximately $79,000 in production of which approximately $35,900 were new loans.  The Company continued to expand outstanding loans to dental professionals during the quarter as well.  In addition to growth in the dental industry, growth was also experienced in the wider health care field with loans to physicians, surgeons, optometrists, family practitioners, and medical specialists.

Detailed information on loans by type may be found in Note 3 on Page 12 of this report.

Securities

At June 30, 2010, the Bank had $188,193 in securities classified as available-for-sale.  At June 30, 2010, $30,694 of these securities were pledged as collateral for FHLB of Seattle borrowings, public deposits in Oregon and Washington, and to the Federal Reserve Bank of San Francisco to support balances in its Treasury, Tax and Loan deposit account.

At quarter end, approximately $22,000 or 11.5% of the total securities portfolio was composed of private-label mortgage-backed securities. During the second quarter of 2010, management determined is was prudent to recognize an OTTI on five of its private-label mortgage-backed securities.  The OTTI resulted in a principal write down of $226.  Management has reviewed all available information related to the collectability of its impaired investment securities and believes the write down is reasonable.  Recognition of additional OTTI on these five securities and other securities in this portion of the portfolio is possible in future quarters depending upon economic conditions.

In Management’s opinion, the remaining securities in an unrealized loss position are considered only temporarily impaired. The Company has no intent, nor is it more likely than not, that it will be required to sell its impaired securities before their recovery.  The impairment is due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.  The decline in value of these securities has resulted from current economic conditions.  Although yields on these securities may be below market rates during that period, no loss of principal is expected.

Compared to the second quarter of 2009, the securities portfolio grew by $102,540. Purchases during this time period were primarily high-quality agency mortgage-backed securities with a mixture of bullet agencies, many of which were zero percent risk-weighted. These purchases were part of a three-pronged strategy to 1) add liquidity to the asset side of the balance sheet; 2) provide earnings in light of declining loan volumes and growth in core deposits; and 3) hedge the balance sheet against a rates up scenario due to the liability sensitive position. At June 30, 2010, the portfolio had an average life of 2.0 years and duration of 1.8 years. Remaining 2010 projected cash flows exceed $74,000 for the next 12 months assuming a flat rate environment. Going forward, the portfolio is expected to increase moderately and purchases will be dependent upon core deposit growth, loan growth, and the Bank’s interest rate risk position.

Goodwill and Intangible Assets

At June 30, 2010, the Company had a recorded balance of $22,031 in goodwill from the November 30, 2005 acquisition of Northwest Business Financial Corporation (“NWBF”).  In addition, at June 30, 2010 the Company had $538 of core deposit intangible assets resulting from the acquisition of NWBF.  The core deposit intangible was determined to have an expected life of approximately seven years and is being amortized over that period using the straight-line method and has approximately two years remaining on the amortization schedule.  In accordance with generally accepted accounting principles, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment.  Management performs an impairment analysis of the intangible assets with indefinite lives at least annually.  The last impairment test was performed at December 31, 2009 at which time no impairment was determined to exist.

Deposits

Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and local non-public time deposits, including local non-public time deposits in excess of $100, were $841,613 and represented 93% of total deposits at June 30, 2010.  Outstanding core deposits at June 30, 2010 were up $135,710 or 19% over the same period last year.  All three of the Bank’s primary markets had growth in core deposits over the past year.  During the second quarter 2010, the Bank experienced strong quarterly growth of $66,330 in its core deposit base over March 31, 2010 core deposits.

A summary of outstanding core deposits and average core deposits by market and other deposits classified as wholesale funding at June 30, 2010, December 31, 2009, and June 30, 2009 follows:

	June 30, 2010	December 31, 2009	June 30, 2009

Eugene Market core deposits, period end (1)	$532,813	$492,012	$449,421

Portland Market core deposits, period end (1)	187,423	165,716	150,141

Seattle Market core deposits, period end (1)	121,377	114,258	106,341

Total core deposits	841,613	771,986	705,903

Other deposits	67,940	55,932	88,851

Total	$909,553	$827,918	$794,754

	Quarters Ended
	June 30, 2010	December 31, 2009	June 30, 2009

Eugene Market core deposits, average (1)	$509,174	$487,202	$442,610

Portland Market core deposits, average (1)	185,189	165,125	138,424

Seattle Market core deposits, average (1)	117,178	111,817	100,161

Total core deposits, average	811,541	764,144	681,195

Other deposits, average	84,173	61,525	78,248

Total	$895,714	$825,669	$759,443

(1) Core deposits include all demand, interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures at June 30, 2010, which were issued in conjunction with the acquisition of NWBF.  At June 30, 2010, the entire $8,248 in junior subordinated debentures had an interest rate of 6.265% that is fixed through November 2010 and qualified as Tier 1 capital under regulatory capital purposes.  In November 2010, the rate on the junior subordinated debentures will be 3-month LIBOR plus 140 basis points.  If the current interest rate environment persists, in November 2010, the rate on junior subordinated debentures would fall below 2.00%.  Additional information regarding the terms of the junior subordinated debentures, including maturity/repricing dates and interest rate, is included in Note 10 of the Notes to Consolidated Financial Statements in the Company’s 2009 annual Form 10-K.

Capital Resources

Capital is the shareholders’ investment in the Company.  Capital grows through the retention of earnings and the issuance of new stock whether through stock offerings or through the exercise of stock options.  Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Shareholders’ equity at June 30, 2010 was $170,758, an increase of $51,398 over June 30, 2009.  The increase in shareholders’ equity resulted primarily from successful capital raises during 2009.  For additional details regarding the changes in equity, review the Consolidated Statements of Changes in Shareholders’ Equity on page 5 of this report.

The Federal Reserve Board and the FDIC have in place guidelines for risk-based capital requirements applicable to U.S. bank holding companies and banks.  These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet.  Under the guidelines, capital strength is measured in three ways, first by measuring Tier 1 capital to leverage assets, followed by capital measurement in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios.  These guidelines require a minimum of 4% Tier 1 capital to leverage assets, 4% Tier 1 capital to risk-weighted assets, and 8% total capital to risk-weighted assets.  In order to be classified as well-capitalized, the highest capital rating, by the Federal Reserve and FDIC, these three ratios must be in excess of 5.00%, 6.00%, and 10.00%, respectively.  The Company’s leverage capital ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio were 13.21%, 15.75%, and 17.01%, respectively at June 30, 2010.  For the same period, the subsidiary Bank’s ratios were 12.38%, 14.75%, and 16.01%, respectively.  The Company’s and Bank’s ratios are all well above the minimum well-capitalized designation.

On March 25, 2010, the Company filed a shelf registration statement with the SEC providing for the offer and sale of up to $75 million of securities, including equity, debt and other securities.  On April 7, 2010, the SEC declared the shelf registration effective providing the Company with flexibility for future capital planning.  At present the Company has no current commitments to sell additional securities.

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

The Board of Directors, at its May 18, 2010 meeting, approved a dividend of $0.01 per share that was paid on June 15, 2010.  If continued for each quarter during 2010, this would result in an annual dividend of $0.04 for each outstanding share of common stock in 2010.  The Company has sufficient liquidity to maintain this level of dividend throughout 2010 and 2011 if approved by regulators and would not require any dividend from the Bank to the Company in support of the cash dividend to shareholders.

The Company and the Bank project that earnings retention in 2010 and existing capital will be sufficient to fund anticipated organic asset growth, while maintaining a well-capitalized designation from all regulatory agencies.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit.  The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products.  In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract.  Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  At June 30, 2010, the Bank had $108,563 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The credit risk involved is essentially the same as that involved in extending loan facilities to customers.  At June 30, 2010, the Bank had $1,483 in letters of credit and financial guarantees written.

LIQUIDITY

Liquidity is the term used to define the Company’s ability to meet its financial commitments.  The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds.  The Company derives liquidity through core deposit growth, maturity of investment securities, and loan payments.  Core deposits include demand, interest checking, money market, savings, and local non-public time deposits, including local non-public time deposits in excess of $100. Additional liquidity and funding sources are provided through the sale of loans, sales of securities, access to national CD markets, and both secured and unsecured borrowings.  The Bank uses a number of measurements to monitor its liquidity position on a daily, weekly, and monthly basis, which includes its ability to meet both short-term and long-term obligations, and requires the Company to maintain a certain amount of liquidity on the asset side of its balance sheet.  The Bank also prepares quarterly projections of its liquidity position 90 days and 180 days into the future.  In addition, the Bank prepares a Liquidity Contingency Plan at least semi-annually that is strategic in nature and forward-looking to test the ability of the Bank to fund a liquidity shortfall arising from various escalating events.  The Liquidity Contingency Plan is presented and reviewed by the Bank’s Asset and Liability Committee.

Core deposits at June 30, 2010 were $841,613 and represented 93% of total deposits.  During the second quarter 2010, the Bank experienced strong growth in its core deposit base, which was in line with seasonal trends during this period.  The strong growth in core deposits and the continued decline in loans during the quarter combined with moderate growth in the securities portfolio led to an improvement in the Bank’s overall liquidity position. Over the last year, the Bank has built up significant liquidity on the asset side of the balance sheet through growth in the securities portfolio. The securities portfolio represents 16% of total assets at June 30, 2010, compared to 8% at June 30, 2009.  At June 30, 2010, $30,694 of the securities portfolio was pledged to support public deposits and a portion of the Bank’s secured borrowing line at the FHLB leaving $157,499 of the securities portfolio unencumbered and available for sale.  In addition, at June 30, 2010, the Bank had $40,519 of government guaranteed loans that could be sold in the secondary market to support the Bank’s liquidity position.

Due to its strategic focus to market to specific segments, the Bank has been successful in developing deposit relationships with several large clients, which are generally defined as deposit relationships of $1,000 or more, which are closely monitored by management and Bank officers.  At June 30, 2010, 34 large deposit relationships with the Bank account for $286,299 or 34% of total outstanding core deposits.  The single largest client represented 5.3% of outstanding core deposits at June 30, 2010.  The loss of this deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity.  During 2009, the Bank implemented a 10-point risk-rating system to evaluate each of its large depositors in order to assist management in its daily monitoring of the volatility of this portion of its core deposit base.  The risk-rating system attempts to determine the stability of the deposits of each large depositor, evaluating among other things the length of time the depositor has been with the Bank and the likelihood of loss of individual large depositor relationships.  Risk ratings on large depositors are reviewed at least quarterly and adjusted if necessary.  Bank management and officers maintain close relationships and hold regular meetings with its large depositors to assist in management of these relationships.  The Bank expects to maintain these relationships and believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients and regularly tests its ability to mitigate the loss of multiple large depositor relationships in its Liquidity Contingency Plan.

Borrowing lines have been established at various correspondent banks, the Federal Home Loan Bank of Seattle and with the Federal Reserve Bank of San Francisco.  At June 30, 2010, the Bank had secured and unsecured borrowing lines totaling approximately $549,217 consisting of $352,626 in a secured borrowing line with the Federal Home Loan Bank of Seattle, $88,000 in unsecured borrowing lines with various correspondent banks, and $108,591 in a secured borrowing line with the Federal Reserve Bank of San Francisco.  The Federal Home Loan Bank borrowing line is limited to the amount of FHLB stock held by the Bank.  At June 30, 2010, the Bank had FHLB stock of $10,652 that would support $238,700 in borrowings from the FHLB.  The Bank presently has collateral pledged to the FHLB in the form of commercial real estate loans, first and second lien single family residential loans, multi-family loans, and securities that had a discounted collateral value of approximately $221,100 for this line.  The $108,591 borrowing line with the Federal Reserve Bank of San Francisco is also secured through the pledging of commercial and commercial real estate loans under the Bank’s Borrower-In-Custody program.  At June 30, 2010, the Bank had $70,500 in borrowings outstanding from the FHLB, $13,885 outstanding on its overnight correspondent bank lines, and $0 outstanding with the Federal Reserve Bank of San Francisco, leaving $259,191 available on the Bank’s secured borrowing lines with the FHLB and Federal Reserve Bank of San Francisco and $74,115 available on its unsecured lines with correspondent banks.

Item 3.  Quantitative and Qualitative Disclosures on Market Risk

There has been no material change in the Bank’s exposure to market risk.  Readers are referred to the Company’s Form 10-K and the Annual Report to Shareholders for the year ended December 31, 2009, for specific discussion.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of June 30, 2010, the measurement date for purposes of this quarterly report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

There have not been any changes in our internal controls or in other factors during the first six months of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  We are not aware of any significant deficiencies or material weaknesses in our internal controls, therefore no corrective actions were taken.

PART II.  Other Information

Item 1A.  Risk Factors

The following is a discussion of the most significant risks and uncertainties that may affect our business, financial condition and future results.

We cannot accurately predict the effect of the current economic downturn on our future results of operations or market price of our stock.

The national economy and the financial services sector in particular, are currently facing challenges of a scope unprecedented in recent history.  We cannot accurately predict the severity or duration of the current economic downturn, which has adversely impacted the markets we serve.  Although some economic indicators are improving, unemployment remains high and there remains substantial uncertainty regarding when and how strongly a sustained economic recovery will occur.  Any further deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline.

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

We maintain an allowance for loan losses in an amount that we believe is adequate to provide for losses inherent in our loan portfolio.  While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, at any time there are loans included in the portfolio that may result in losses, but that have not yet been identified as potential problem loans.  Through established credit practices, we attempt to identify deteriorating loans and adjust the loan loss reserve accordingly.  However, because future events are uncertain, there may be loans that deteriorate in an accelerated time frame.  As a result, future additions to the allowance at elevated levels may be necessary.  Because the loan portfolio contains a number of commercial real estate loans with relatively large balances, deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses.  Future additions to the allowance may also be required based on changes in the financial condition of borrowers, such as have resulted due to the current, and potentially worsening, economic conditions.  Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses.  These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours.  Any increase in the allowance for loan losses would have an adverse effect, which may be material, on our financial condition and results of operations.

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

At June 30, 2010, our non-performing loans (which include all non-accrual loans, net of government guarantees) were 4.35% of the loan portfolio.  At June 30, 2010, our non-performing assets (which include foreclosed real estate) were 4.16% of total assets.  These levels of non-performing loans and assets are at elevated levels compared to historical norms.  Non-performing loans and assets adversely affect our net income in various ways.  Until economic and market conditions improve, we may expect to continue to incur losses relating to non-performing assets.  We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss.  An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile.  While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially.  In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.  There can be no assurance that we will not experience future increases in non-performing assets.

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

The FDIC adopted a final rule revising its risk-based assessment system, effective April 1, 2009.  The changes to the assessment system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits.  The revisions effectively result in a range of possible assessments under the risk-based system of 7 to 77.5 basis points.  The potential increase in FDIC insurance premiums would add to our cost of operations and could have a significant impact on the Company.

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

In 2009, the FDIC also imposed a special Deposit Insurance assessment of five basis points on all insured institutions.  This emergency assessment was calculated based on the insured institution’s assets at June 30, 2009, totaled $510 for the Bank, and was collected on September 30, 2009.

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

Our ability to pay dividends on our common stock depends on a variety of factors.  On May 18, 2010, we announced a quarterly dividend of $0.01 per share, payable June 15, 2010, which was a continuation of the prior quarter’s dividend.  There can be no assurance that we will be able to continue paying quarterly dividends commensurate with recent levels, if at all.   Cash dividends will depend on sufficient earnings to support them and approval of appropriate bank regulatory authorities.

We may be required, in the future, to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Our securities portfolio contains whole loan private mortgage-backed securities and currently includes securities with unrecognized losses.  We may continue to observe volatility in the fair market value of these securities.  We evaluate the securities portfolio for any other-than-temporary-impairment (“OTTI”) each reporting period, as required by generally accepted accounting principles.  In the second quarter of 2010, we recognized OTTI on five of our private-label mortgage-backed securities.  There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize additional impairment charges with respect to these and other holdings.

In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB.  At June 30, 2010, we had stock in the FHLB of Seattle totaling approximately $10.7 million.  The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  The FHLB has discontinued the repurchase of their stock and discontinued the distribution of dividends.  As of June 30, 2010, we did not recognize an impairment charge related to our FHLB stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our earnings and capital.

At June 30, 2010, we had approximately $22.0 million of goodwill on our balance sheet.  In accordance with generally accepted accounting principles, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists.  Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions.  There can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material.  At June 30, 2010, we did not recognize an impairment charge related to our goodwill.

Recent levels of market volatility were unprecedented and we cannot predict whether they will return.

From time to time over the last few years, the capital and credit markets have experienced volatility and disruption at unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.  If similar levels of market disruption and volatility return, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

We operate in a highly regulated environment and we cannot predict the effect of recent and pending federal legislation.

As discussed more fully in the section entitled “Supervision and Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2009, we are subject to extensive regulation, supervision and examination by federal and state banking authorities.  In addition, as a publicly traded company, we are subject to regulation by the Securities and Exchange Commission.  Any change in applicable regulations or federal, state or local legislation could have a substantial impact on us and our operations.  Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations

In that regard, sweeping financial regulatory reform legislation was enacted in July 2010.  Among other provisions, the new legislation (i) creates a new Bureau of Consumer Financial Protection with broad powers to regulate consumer financial products such as credit cards and mortgages, (ii) creates a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, (iii) will lead to new capital requirements from federal banking agencies, (iv) places new limits on electronic debit card interchange fees, and (v) will require the Securities and Exchange Commission and national stock exchanges to adopt significant new corporate governance and executive compensation reforms.  The new legislation and regulations are likely to increase the overall costs of regulatory compliance.

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

We cannot accurately predict the actual effects of recent legislation or the various governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets, on the Company and on the Bank. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock.

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

\

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

                                                      PACIFIC CONTINENTAL CORPORATION
                (Registrant)

Dated August 5, 2010	/s/ Hal Brown
Hal Brown
Chief Executive Officer

Dated August 5, 2010	/s/ Michael A. Reynolds
Michael A. Reynolds
Executive Vice President and Chief Financial Officer