Form 10-Q
period 2010-09-30
PACIFIC CONTINENTAL CORP
filed 2010-11-04
CIK 1084717

As Filed with the Securities & Exchange Commission on November 4, 2010.

SECURITIES & EXCHANGE COMMISSION

FORM 10-Q

[ X ]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Actof 1934 for the quarterly period ended September 30, 2010.

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
Smaller Reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  __                   No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock outstanding as of October 31, 2010:                                                                                                   18,404,725

PACIFIC CONTINENTAL CORPORATION
FORM 10-Q
QUARTERLY REPORT

Item 1.  Financial Statements

Pacific Continental Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,	September 30,
	2010	2009	2009
ASSETS
Cash and due from banks	$18,424	$16,698	$17,624
Interest-bearing deposits with banks	269	272	266
Total cash and cash equivalents	18,693	16,970	17,890

Securities available-for-sale	215,259	167,618	115,585
Loans held-for-sale	1,397	745	453
Loans, less allowance for loan losses and net deferred fees	864,604	930,997	940,754
Interest receivable	4,247	4,408	4,110
Federal Home Loan Bank stock	10,652	10,652	10,652
Property, plant and equipment, net of accumulated depreciation	21,169	20,228	20,132
Goodwill and other intangible assets	22,514	22,681	22,737
Deferred tax asset	9,749	7,177	6,301
Taxes receivable	1,460	5,299	4,707
Other real estate owned	15,422	4,224	4,247
Prepaid FDIC assessment	4,950	6,242	-
Other assets	1,888	1,872	2,940

Total assets	$1,192,004	$1,199,113	$1,150,508

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing demand	$220,104	$202,088	$196,320
Savings and interest-bearing checking	545,032	475,869	461,723
Time $100,000 and over	60,083	68,031	71,526
Other time	99,704	81,930	96,951
Total deposits	924,923	827,918	826,520

Federal funds and overnight funds purchased	12,380	63,025	90,000
Federal Home Loan Bank advances and other borrowings	68,500	130,000	101,000
Junior subordinated debentures	8,248	8,248	8,248
Accrued interest and other payables	5,374	4,260	4,430
Total liabilities	1,019,425	1,033,451	1,030,198

Shareholders' equity
Common stock; authorized 50,000,000 shares; issued and
outstanding 18,404,725 shares (18,393,773 shares at
December 31, 2009 and 12,872,781 shares at September 30, 2009)	136,845	136,316	90,522
Retained earnings	32,962	29,613	29,773
Accumulated other comprehensive income (loss)	2,772	(267)	15
	172,579	165,662	120,310

Total liabilities and shareholders’ equity	$1,192,004	$1,199,113	$1,150,508

See accompanying notes.

Pacific Continental Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest and dividend income
Loans	$14,070	$15,659	$43,233	$46,308
Securities	1,791	1,325	4,745	3,495
Federal funds sold & interest-bearing deposits with banks	3	2	6	4
	15,864	16,986	47,984	49,807

Interest expense
Deposits	2,395	2,481	7,069	7,080
Federal Home Loan Bank & Federal Reserve borrowings	563	633	1,788	2,005
Junior subordinated debentures	133	132	393	392
Federal funds purchased	15	23	39	76
	3,106	3,269	9,289	9,553

Net interest income	12,758	13,717	38,695	40,254

Provision for loan losses	3,750	8,300	11,750	29,000
Net interest income after provision for loan losses	9,008	5,417	26,945	11,254

Noninterest income
Service charges on deposit accounts	418	465	1,247	1,401
Bankcard fee income	385	317	1,078	899
Loan servicing fees	31	18	63	55
Mortgage banking income	69	61	144	247
Gain on sale of investment securities	-	-	45	-
Impairment losses on investment securities (OTTI)	-	-	(226)	-
Other noninterest income	286	248	806	725
	1,189	1,109	3,157	3,327

Noninterest expense
Salaries and employee benefits	4,071	3,810	13,054	12,908
Premises and equipment	909	747	2,580	2,431
Bankcard processing	131	135	424	381
Business development	225	342	931	1,272
FDIC insurance assessment	491	291	1,477	1,508
Other real estate expense	803	32	904	597
Other noninterest expense	1,558	1,657	4,934	4,613
	8,188	7,014	24,304	23,710

Income (loss) before provision (benefit) for income taxes	2,009	(488)	5,798	(9,129)
Provision (benefit) for income taxes	857	(767)	1,897	(4,226)

Net income (loss)	$1,152	$279	$3,901	$(4,903)

Earnings (loss) per share
Basic	$0.06	$0.02	$0.21	$(0.38)
Diluted	$0.06	$0.02	$0.21	$(0.38)

Weighted average shares outstanding
Basic	18,399,442	12,872,781	18,396,990	12,852,063
Common stock equivalents
attributable to stock-based awards	16,161	35,869	18,620	-
Diluted	18,415,603	12,908,650	18,415,610	12,852,063

See accompanying notes.

Pacific Continental Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
 (In thousands, except share amounts)
(Unaudited)

Pacific Continental Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholder's Equity
(In thousands, except shares)
(Unaudited)

				Accumulated
				Other
	Number	Common	Retained	Comprehensive
	of Shares	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2008	12,079,691	$80,019	$37,764	$(1,618)	$116,165

Net loss			(4,879)		(4,879)
Other comprehensive income:
Unrealized gain on securities				2,158
Deferred income taxes				(807)

Other comprehensive income				1,351	1,351

Comprehensive loss					(3,528)
Stock issuance, net of costs	6,270,000	55,293			55,293
Stock options exercised and related tax benefit	44,082	440			440
Share-based compensation		564			564
Cash dividends			(3,272)		(3,272)

Balance, December 31, 2009	18,393,773	136,316	29,613	(267)	165,662

Net income			3,901		3,901
Other comprehensive income:
Unrealized gain on securities				4,925
Deferred income taxes				(1,886)

Other comprehensive income				3,039	3,039

Comprehensive income					6,940
Stock issuance, net of costs	4,952	38			38
Stock options exercised and related tax benefit	6,000	38			38
Share-based compensation		453			453
Cash dividends			(552)		(552)

Balance, September 30, 2010	18,404,725	$136,845	$32,962	$2,772	$172,579

Pacific Continental Corporation and Subsidiaries
Consolidated Statements of Cash Flows
 (Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$3,901	$(4,903)
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization, net of accretion	3,130	790
Other than temporary impairment on investment securities	226	-
Valuation adjustment on foreclosed assets	762	436
Provision for loan losses	11,750	29,000
(Gains) losses on foreclosed assets	(47)	(8)
Deferred income taxes	349	(1,303)
Share-based compensation	509	407
Production of mortgage loans held-for-sale	(8,086)	(15,664)
Proceeds from the sale of mortgage loans held-for-sale	7,434	15,621
Change in:
Interest receivable	161	(89)
Deferred loan fees	(1,036)	(200)
Accrued interest payable and other liabilities	(2,797)	(1,402)
Income taxes receivable	2,955	(6,766)
Other assets	1,346	(731)
Net cash provided by operating activities	20,557	15,188

Cash flow from investing activities:
Proceeds from maturities of available for sale investment securities	32,436	20,704
Purchase of available for sale investment securities	(77,237)	(78,341)
Net loan principal collections (originations)	41,793	(26,239)
Purchase of loans	(40)	(151)
Cash paid for acquisitions	-	(11)
Purchase of property	(2,029)	(438)
Proceeds on sale of foreclosed assets	1,909	3,215
Purchase of energy tax credits	(12)	(74)
Net cash used by investing activities	(3,180)	(81,335)

Cash flow from financing activities:
Change in deposits	97,005	104,083
Change in federal funds purchased and FHLB and FRB
short-term borrowings	(103,145)	11,000
Proceeds from FHLB term advances originated	3,500	(581,000)
FHLB term advances paid-off	(12,500)	522,500
Proceeds from stock options exercised	38	452
Proceeds from stock issuance, net of costs	-	9,635
Dividends paid	(552)	(3,088)
Net cash provided by financing activities	(15,654)	63,582
Net increase in cash and cash equivalents	1,723	(2,565)
Cash and cash equivalents, beginning of period	16,970	20,455
Cash and cash equivalents, end of period	$18,693	$17,890

Supplemental information:
Noncash investing and financing activities:
Transfers of loans to foreclosed assets	$13,822	$4,100
Change in unrealized gain on securities, net of
deferred income taxes	$3,039	$1,633
Cash paid during the period for:
Income taxes	$4,219	$208
Interest	$8,884	$9,680

See accompanying notes.

 Pacific Continental Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A complete set of Notes to Consolidated Financial Statements is a part of the Company’s 2009 Form 10-K filed March 16, 2010.  The notes below are included due to material changes in the financial statements or to provide the reader with additional information not otherwise available.  In preparing these financial statements, the Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements.  All dollar amounts in the following notes are expressed in thousands, except share and per share data.

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

2.  Securities Available-for-Sale:

The amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale at September 30, 2010 are as follows:

September 30, 2010
(in thousands)
					Securities in	Securities in
					Continuous	Continuous
					Unrealized	Unrealized
					Loss	Loss
		Gross	Gross	Estimated	Position for	Position For
	Amortized	Unrealized	Unrealized	Fair	Less Than	12 Months
	Cost	Gains	Losses	Value	12 Months	or Longer

Unrealized Loss Positions
Obligations of states and political subdivisions:	$2,796	$-	$(70)	$2,726	$2,726	$-
Mortgage-backed securities:
Agency mortgage-backed securities	31,869	-	(210)	31,659	31,659	-
Private-label mortgage-backed securities	7,424	-	(936)	6,488	1,188	5,300

	$42,089	$-	$(1,216)	$40,873	$35,573	$5,300

Unrealized Gain Positions
Obligations of U.S. government agencies	$7,054	$338	$-	$7,392
Obligations of states and political subdivisions	15,290	715	-	16,005
Mortgage-backed securities:
Agency mortgage-backed securities	131,111	4,041	-	135,152
Private-label mortgage-backed securities	15,222	615	-	15,837

	168,677	5,709	-	174,386

	$210,766	$5,709	$(1,216)	$215,259

At September 30, 2010, there were 46 investment securities in unrealized loss positions, of which 10 have been in a continuous unrealized loss position for twelve months or longer.  The fair value of the investment securities in a continuous loss position for twelve months or longer was $5,300. The unrealized loss associated with these securities was $901 at September 30, 2010.  The projected average life of the securities portfolio is approximately two years.  The Company has no intent, nor is it more likely than not, that it will be required to sell these securities before their recovery.

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

At September 30, 2010, impairment exists on certain securities classified as obligations of U.S. government agencies and mortgage-backed securities.  The impairment on obligations of U.S. government agencies is deemed to be temporary.  Additionally, the impairment on agency mortgage-backed securities is deemed to be temporary, as these securities retain strong credit ratings, continue to perform adequately, and are backed by various government-sponsored enterprises (“GSEs”).  These impairments are deemed to be associated with the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.  The decline in value of these securities has resulted from current economic conditions.  Although yields on these securities may be below market rates during the period, no loss of principal is expected.

During the second quarter 2010, Management performed a detailed review of its private-label mortgage-backed securities and identified five individual securities which were deemed to have OTTI.  Management’s evaluation included the use of independently-generated third-party credit surveillance reports that analyze the loans underlying each security.  These reports include estimates of default rates and severities, life collateral loss rates, and static voluntary prepayment assumptions to generate estimated cash flows at the individual security level.  Additionally, Management considered factors such as downgraded credit ratings, severity and duration of the impairments, the stability of the issuers, and any discounts paid when the securities were purchased.

The OTTI identified during the second quarter 2010 was divided into two components; the amount representing credit loss and the amount related to all other factors.  The amount representing credit loss was $226, and was recognized in the second quarter 2010 against earnings.  The amount representing all other factors was $140, and was recognized in other comprehensive income, net of applicable taxes.    During the third quarter 2010, Management reviewed all of its private-label mortgage-backed securities and identified no additional OTTI.  Management has considered all available information related to the collectability of the impaired investment securities and believes that the estimated credit loss is appropriate.

Following is a tabular roll-forward of the amount of credit-related OTTI recognized in earnings during the three and nine months ended September 30, 2010 and 2009:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Balance, beginning of period:	$226	$-	$-	$-
Additions:
Initial OTTI credit loss	-	-	226	-
Additional OTTI credit loss	-	-	-	-
Balance, end of period:	$226	$-	$226	$-

The amortized costs, unrealized gains, unrealized losses, and estimated fair values of securities available-for-sale at December 31, 2009 and September 30, 2009 are as follows:

December 31, 2009
(in thousands)
					Securities in	Securities in
					Continuous	Continuous
					Unrealized	Unrealized
					Loss	Loss
		Gross	Gross	Estimated	Position for	Position For
	Amortized	Unrealized	Unrealized	Fair	Less Than	12 Months
	Cost	Gains	Losses	Value	12 Months	or Longer

Unrealized Loss Positions
Obligations of U.S. government agencies	$5,047	$-	$(47)	$5,000	$5,000	$-
Mortgage-backed securities	61,721	-	(2,511)	59,210	53,048	6,162

	$66,768	$-	$(2,558)	$64,210	$58,048	$6,162

Unrealized Gain Positions

Obligations of states and political subdivisions	$6,372	$337	$-	$6,709
Mortgage-backed securities	94,910	1,789	-	96,699

	101,282	2,126	-	103,408

	$168,050	$2,126	$(2,558)	$167,618

September 30, 2009
(in thousands)
					Securities in	Securities in
					Continuous	Continuous
					Unrealized	Unrealized
					Loss	Loss
		Gross	Gross	Estimated	Position for	Position For
	Amortized	Unrealized	Unrealized	Fair	Less Than	12 Months
	Cost	Gains	Losses	Value	12 Months	or Longer

Unrealized Loss Positions
Mortgage-backed securities	$23,814	$-	$2,270	$21,544	$14,003	$7,541

	$23,814	$-	$2,270	$21,544	$14,003	$7,541

Unrealized Gain Positions

Obligations of states and political subdivisions	$6,379	$387	$-	$6,766
Mortgage-backed securities	85,368	1,907	-	87,275

	91,747	2,294	-	94,041

	$115,561	$2,294	$2,270	$115,585

The amortized costs and estimated fair values of securities at September 30, 2010, December 31, 2009, and September 30, 2009 by maturity are shown below.  Obligations of U.S. government agencies and states and political subdivisions are shown by contractual maturity.  Mortgage-backed securities are shown by projected average life.

	September 30, 2010		December 31, 2009		September 30, 2009
		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Due in one year or less	$24,815	$24,961	$32,730	$33,110	$15,766	$15,928
Due after one year through 5 years	161,574	165,742	122,580	122,063	89,648	89,678
Due after 5 years through 10 years	21,212	21,435	12,740	12,445	10,147	9,979
Due after 10 years	3,165	3,121	-	-	-	-

	$210,766	$215,259	$168,050	$167,618	$115,561	$115,585

One investment security was sold during the second quarter of 2010 resulting in a gain on sale of $45.

At September 30, 2010, securities with amortized costs of $27,512 (estimated market values of $28,910) were pledged to secure certain Treasury and public deposits as required by law, and to secure a borrowing line with the Federal Home Loan Bank of Seattle.

3.  Loans

Major classifications of period end loans are as follows:

		September 30,	% of gross	December 31,	% of gross	September 30,	% of gross
		2010	loans	2009	loans	2009	loans
LOANS BY TYPE	LOANS BY TYPE
Real estate secured loans:
Permanent Loans:
Multifamily residential		$56,124	6.4%	$68,509	7.2%	$67,654	7.0%
Residential 1-4 family		80,551	9.1%	86,795	9.2%	95,761	10.0%
Owner-occupied commercial		201,075	22.8%	197,884	20.9%	200,569	20.9%
Non-owner-occupied commercial		163,054	18.5%	147,605	15.6%	145,975	15.3%
Other loans secured by real estate		25,013	2.9%	37,404	4.0%	36,546	3.8%
Total permanent real estate loans		525,817	59.6%	538,197	56.9%	546,505	56.9%
Construction Loans:
Multifamily residential		15,279	1.6%	18,472	2.0%	20,994	2.1%
Residential 1-4 family		26,830	3.0%	41,714	4.4%	42,813	4.5%
Commercial real estate		18,077	2.0%	38,921	4.1%	40,914	4.3%
Commercial bare land and acquisition & development		26,073	3.0%	30,169	3.2%	28,907	3.0%
Residential bare land and acquisition & development		18,998	2.2%	30,484	3.2%	30,879	3.2%
Other		-	0.0%	1,582	0.2%	5,198	0.5%
Total construction real estate loans		105,257	11.9%	161,342	17.1%	169,705	17.7%
Total real estate loans		631,074	71.5%	699,539	74.0%	716,210	74.6%
Commercial loans		242,904	27.5%	233,821	24.7%	229,881	23.9%
Consumer loans		6,742	0.8%	6,763	0.7%	7,125	0.7%
Other loans		2,239	0.3%	5,629	0.6%	7,420	0.8%
Gross loans		882,959	100.0%	945,752	100.0%	960,636	100.0%
Deferred loan origination fees		(586)		(1,388)		(1,534)
		882,373		944,364		959,102
Allowance for loan losses		(17,769)		(13,367)		(18,348)
Loans, less allowance for loan losses and net deferred fees		$864,604		$930,997		$940,754

Real estate loans held for sale		$1,397		$745		$453

Outstanding loans to dental professionals totaled $172,849 and represented 19.6% of total outstanding loans at September 30, 2010.  At December 31, 2009 and September 30, 2009, loans to dental professionals totaled $158,433 and $150,360 or 16.8% and 15.7% of total outstanding loans, respectively.  There are no other industry concentrations in excess of 10% of total outstanding loans.

At September 30, 2010, outstanding residential construction loans totaled $26,830 and represented 3.0% of total outstanding loans.  In addition, at September 30, 2010, unfunded loan commitments for residential construction totaled $8,823.  Outstanding residential construction loans at December 31, 2009 and September 30, 2009 were $41,714 or 4.4% and $42,813 or 4.5%, respectively, of total outstanding loans, and unfunded commitments for residential construction totaled $9,990 and $11,371, respectively.

Approximately 71.5% of the Bank’s loans are secured by real estate.  Management believes the granular nature of the portfolio, from industry mix, geographic location and loan size, mitigates concentration risk to some degree.

4.  Allowance for loan losses

Below is a summary of additions, charge-offs and recoveries within the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Balance, beginning of period	$17,854	$18,680	$13,367	$10,980
Provision charged to income	3,750	8,300	11,750	29,000
Loans charged against allowance	(4,240)	(8,822)	(10,189)	(21,872)
Recoveries credited to allowance	405	190	2,841	240

Balance, end of period	$17,769	$18,348	$17,769	$18,348

The recorded investment in impaired loans, net of government guarantees, totaled $42,540, $32,346, and $25,896 at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.  The specific valuation allowance for impaired loans was $2,231, $1,048 and $1,802 at September 30, 2010, December 31, 2009 and September 30, 2009, respectively, and is included in the ending allowance shown above.  The average recorded investment in impaired loans was approximately $42,542 and $21,668 during the first nine months of 2010 and 2009, respectively.  Interest income recognized on impaired loans was $585 and $325 in the three months ended September 30, 2010 and 2009, respectively.  Interest income recognized on impaired loans was $739 and $1,180 for the nine months ended September 30, 2010 and 2009, respectively.  At September 30, 2010, there were three restructured loans which were on nonaccrual status, totaling $6,355.

5.  Federal Funds and Overnight Funds Purchased:

The Bank has unsecured federal funds borrowing lines with various correspondent banks totaling $88,000.  Below is a summary of the outstanding balances on these lines as of September 30, 2010, December 31, 2009, and September 30, 2009:

September 30, 2010	Maximum Line Amount	Balance Outstanding	Due Date	Weighted Average Interest Rate

Bank of America	$15,000	$-
US Bank	30,000	12,380	10/1/2010	1.00%
Zions Bank	20,000	-
FTN	18,000	-
Wells Fargo	5,000	-

Total	$88,000	$12,380

December 31, 2009	Maximum Line Amount	Balance Outstanding	Due Date	Weighted Average Interest Rate

Bank of America	$15,000	$10,000	1/4/10	0.45%
US Bank	25,000	-	-	-
Zions Bank	20,000	-	-	-
FTN	18,000	-	-	-
Wells Fargo	5,000	-	-	-

Total	$83,000	$10,000

September 30, 2009	Maximum Line Amount	Balance Outstanding	Due Date	Weighted Average Interest Rate

Bank of America	$25,000	$10,000	10/1/09	0.45%
US Bank	25,000	-	-	-
Key Bank	25,000	-	-	-
Zions Bank	20,000	-	-	-
FTN	18,000	-	-	-
Wells Fargo	5,000	-	-	-

Total	$118,000	$10,000

The Bank also has a secured overnight borrowing line available from the Federal Reserve Bank totaling $94,385 at September 30, 2010.  The Federal Reserve Bank borrowing line is secured through the pledging of approximately $183,276 of commercial loans under the Bank’s Borrower-In-Custody program.  At September 30, 2010 there were no funds borrowed on this line.  At December 31, 2009 and September 30, 2009, the Company had $53,025 and $80,000 borrowed against this line.

6.  Federal Home Loan Bank Advances and Other Borrowings:

The Bank has a borrowing limit with the FHLB equal to 30% of total assets, subject to discounted collateral and stock holdings.  At September 30, 2010, the available borrowing line was approximately $357,601.  FHLB stock, funds on deposit with FHLB, securities and loans are pledged as collateral for borrowings from FHLB.  At September 30, 2010, the Bank had pledged approximately $340,051 in real estate loans and securities to the FHLB ($226,118 in discounted pledged collateral).  At September 30, 2010, there was $68,500 in term advances borrowed on this line.

Federal Home Loan Bank borrowings by year of maturity and applicable interest rate are summarized as follows:

	Current	September 30,	December 31,	September 30,
	Rates	2010	2009	2009

Cash Management Advance		$-	$-	$25,000
2009		-	-	17,000
2010	4.96%	1,500	66,500	11,500
2011	2.93 - 5.28%	10,000	10,000	10,000
2012	2.02 - 5.28%	16,000	16,000	14,000
2013	2.46 - 4.27%	22,000	22,000	17,000
2014	2.78 - 3.25%	13,500	13,500	4,500
2015	2.19 - 2.86%	3,500	-	-
2016	5.05%	2,000	2,000	2,000

		$68,500	$130,000	$101,000

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

For the three months ended September 30, 2010 and 2009, no equity or liability-based awards were granted.  During the nine months ended September 30, 2010, 197,926 equity-based shares were granted.  During the nine months ended September 30, 2009, 268,416 equity-based shares were granted and 95,523 shares were granted as liability-based awards.

During the nine months ended September 30, 2010, 6,000 stock options were exercised with a weighted average exercise price of $6.38 per share and an intrinsic value of $11.  During the nine months ended September 30, 2009, 5,367 stock options were exercised with a weighted average exercise price of $10.35 per share and an intrinsic value of $13.  The fair value of shares vested during the nine months ended September 30, 2010 and 2009 was $686 and $496, respectively.

No liability-based awards were exercised in 2010 or 2009.

The following table summarizes the weighted-average fair market values of the awards granted during the nine months ended September 30, 2010 and 2009:

	Nine months ended
	September 30,
	2010		2009
	Shares	Fair Market Value	Shares	Fair Market Value
Equity-based awards:
Director restricted stock	4,952	$56	5,715	$63
Employee stock options	62,475	269	115,747	323
Employee stock SARs	130,499	529	146,954	406
Liability-based awards:
Employee cash SARs	-	-	95,523	243
	197,926	$854	363,939	$1,035

The following tables identify the compensation expense recorded and tax benefits received by the Company on its stock-based compensation plans for the three and nine months ended September 30, 2010 and 2009:

	Three months ended
	September 30,
	2010		2009
	Compensation Expense (Benefit)	Tax Benefit (Expense)	Compensation Expense	Tax Benefit
Equity-based awards:
Director restricted stock	$-	$-	$25	$10
Director stock options	5	2	7	3
Employee stock options	66	-	60	-
Employee stock SARs	90	31	68	26
Liability-based awards:
Employee cash SARs	(38)	(13)	(12)	(5)
	$123	$20	$148	$34

	Nine months ended
	September 30,
	2010	2009
	Compensation Expense	Tax Benefit	Compensation Expense	Tax Benefit
Equity-based awards:
Director restricted stock	$56	20	$39	$15
Director stock options	13	4	21	8
Employee stock options	197	-	164	-
Employee stock SARs	243	85	183	70
Liability-based awards:
Employee cash SARs	93	33	77	30
	$602	142	$484	$123

At September 30, 2010, the Company has estimated unrecognized compensation expense of approximately $440, $672 and $144 for unvested stock options, SAR stock awards, and SAR cash awards, respectively.  These amounts are based on forfeiture rates of 20% for all awards granted to employees.  The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested stock options, SAR stock awards and SAR cash awards is approximately 2.69, 2.90, and 2.13 years, respectively.

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

The table below shows the estimated fair values of financial instruments at September 30, 2010, December 31, 2009, and September 30, 2009:

	September 30, 2010		December 31, 2009		September 30, 2009
	Carrying		Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$18,693	$18,693	$16,970	$16,970	$17,890	$17,890
Securities available for sale	215,259	215,259	167,618	167,618	115,585	115,585
Loans held-for-sale	1,397	1,397	745	745	453	453
Loans	882,959	871,318	945,752	932,608	960,636	951,081
Federal Home Loan Bank stock	10,652	10,652	10,652	10,652	10,652	10,652
Accrued interest receivable	4,247	4,247	4,408	4,408	4,110	4,110

Financial liabilities:
Deposits	924,923	927,345	827,918	829,893	826,520	828,606
Federal funds and overnight funds purchased	12,380	12,380	63,025	63,025	10,000	10,000
Federal Home Loan Bank advances and
other borrowings	68,500	71,765	130,000	130,787	181,000	182,477
Junior subordinated debentures	8,248	1,908	8,248	7,987	8,248	7,944
Accrued interest payable	611	611	623	623	666	666

Cash and cash equivalents – The carrying amount approximates fair value.

Securities available–for-sale – Fair value is based on quoted market prices.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans held–for-sale – Fair value represents the anticipated proceeds from the sale of related loans.

Loans – For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values is based on carrying values.  Fair value of fixed-rate loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

The tables below show assets measured at fair value for the periods ended September 30, 2010, December 31, 2009, and September 30, 2009:

September 30, 2010
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant	Period End
		Identical	Observable	Unobservable	September 30,
	Carrying	Assets	Inputs	Inputs	2010
	Value	(Level 1)	(Level 2)	(Level 3)	Total Loss

Recurring Items
Obligations of U.S. Government agencies	$7,392		$7,392
Obligations of state and political subdivisions	18,731		18,731
Mortgage-backed securities	189,136		189,136

Non-Recurring Items
Loans measured for impairment
(net of guarantees)	$33,601			$33,601	$2,231
Other real estate owned	15,422			15,422	909

Total	$264,282	$ -	$215,259	$49,023	$3,140

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

September 30, 2009
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant	Period End
		Identical	Observable	Unobservable	September 30,
	Carrying	Assets	Inputs	Inputs	2010
	Value	(Level 1)	(Level 2)	(Level 3)	Total Loss

Recurring Items
Obligations of state and political subdivisions	$6,766	$-	$6,766	$-	$-
Mortgage-backed securities	108,819	-	108,819	-	-

Non-Recurring Items
Loans measured for impairment
(net of guarantees)	$29,843	$-	$-	$29,843	$17,648
Other real estate owned	4,247	-	-	4,247	436

Total	$149,675	$-	$115,585	$34,090	$18,084

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to leverage assets.  Management believes, as of September 30, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2010 and according to FDIC guidelines, the Company and the Bank are considered to be well-capitalized.  To be categorized as well-capitalized, the Bank must maintain minimum Total risk-

based,Tier I risk-based, and Tier I leverage ratios as set forth in the following table.  The Bank’s and the Company’s actual capital amounts and ratios are presented below:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2010:
Total capital (to risk
weighted assets)
Bank:	$157,951	16.12%	$78,388	8%	$97,984	10%
Company:	$167,532	17.10%	$78,378	8%	$97,972	10%
Tier I capital (to risk
weighted assets)
Bank:	$145,712	14.87%	$39,196	4%	$58,794	6%
Company:	$155,293	15.85%	$39,191	4%	$58,786	6%
Tier I capital (to leverage
assets)
Bank:	$145,712	12.59%	$46,295	4%	$57,868	5%
Company:	$155,293	13.34%	$46,565	4%	$58,206	5%

As of December 31, 2009:
Total capital (to risk
weighted assets)
Bank:	$153,904	14.64%	$84,120	8%	$105,150	10%
Company:	$164,401	15.63%	$84,140	8%	$105,175	10%
Tier I capital (to risk
weighted assets)
Bank:	$140,749	13.39%	$42,060	4%	$63,090	6%
Company:	$151,248	14.38%	$42,070	4%	$63,105	6%
Tier I capital (to leverage
assets)
Bank:	$140,749	12.24%	$46,006	4%	$57,508	5%
Company:	$151,248	13.66%	$44,292	4%	$55,365	5%

As of September 30, 2009:
Total capital (to risk
weighted assets)
Bank:	$118,826	11.87%	$80,118	8%	$100,148	10%
Company:	$118,179	11.81%	$80,054	8%	$100,067	10%
Tier I capital (to risk
weighted assets)
Bank:	$106,304	10.61%	$40,059	4%	$60,089	6%
Company:	$105,593	10.55%	$40,035	4%	$60,053	6%
Tier I capital (to leverage
assets)
Bank:	$106,304	9.65%	$44,044	4%	$55,054	5%
Company:	$105,593	9.67%	$43,679	4%	$54,598	5%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Pacific Continental Corporation’s and its wholly-owned subsidiary Pacific Continental Bank’s operating results and financial condition for the three and nine months ended September 30, 2010.  When warranted, comparisons are made to the same period in 2009 and to the previous year ended December 31, 2009.  The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report.  The reader is assumed to have access to the Company’s Form 10-K for the previous year ended December 31, 2009, which contains additional statistics and explanations.  All dollar amounts, except per share data, are expressed in thousands of dollars.

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

Securities

Securities are classified based on management’s intention on the date of purchase and recorded on the Consolidated Balance Sheet as of the trade date. Currently the Company has all securities classified as available-for-sale (AFS) and carried at fair value with net unrealized gains and losses included in accumulated OCI on an after-tax basis.  The Corporation regularly evaluates each AFS security whose value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. In determining whether an impairment is other-than-temporary, the Corporation considers the severity and duration of the decline in fair value, the length of time expected for recovery, the financial condition of the issuer, and other qualitative factors, as well as whether the Corporation either plans to sell the security or it is more-likely-than-not that it will be required to sell the security before recovery of its amortized cost. Beginning in 2009, under new accounting guidance for impairments of debt securities that are deemed to be other-than-temporary, the credit component of an other-than-temporary impairment loss is recognized in earnings and the non-credit component is recognized in accumulated OCI in situations where the Corporation does not intend to sell the security and it is more-likely-than-not that the Corporation will not be required to sell the security prior to recovery.

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

Goodwill and Intangible Assets

At September 30, 2010, the Company had $22,514 in goodwill and other intangible assets.  FASB ASC 350, “Intangibles – Goodwill and Other”, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow of forecasted earnings, estimated sales price multiples based on recent observable market transactions and market capitalization based on current stock prices. This analysis requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for the Company’s single reporting unit (Commercial Banking).

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

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, “Receivables:  Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  This update requires additional disclosures on a disaggregated basis on two defined levels:  (1) portfolio segment; and (2) class of financing receivable.   The disclosures should include credit quality indicators of financing receivables, the aging of past due financing receivables, and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses.  This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010.  The impact of adoption is not expected to have a material impact on the Company’s consolidated financial statements, but it will result in the significant expansion of the Company’s credit disclosures.

HIGHLIGHTS

	For the three months ended September 30,			For the nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change

Net income (loss)	$1,152	$279	312.9%	$3,901	$(4,903)	NM

Earnings (loss) per share
Basic	$0.06	$0.02	200.0%	$0.21	$(0.38)	NM
Diluted	$0.06	$0.02	200.0%	$0.21	$(0.38)	NM

Assets, period-end				$1,192,004	$1,150,508	3.6%
Loans, period-end (1)				882,373	959,102	-8.0%
Core deposits, period end (2)				850,894	751,653	13.2%
Deposits, period-end				924,923	826,520	11.9%

Return on avg. assets (3)	0.38%	0.10%		0.44%	-0.59%
Return on avg. equity (3)	2.66%	0.92%		3.07%	-5.25%
Return on avg. tangible equity (3) (4)	3.06%	1.14%		3.54%	-6.42%

(1) Excludes loans held-for-sale.
(2) Defined by the Company as demand, interest checking, money market, savings, and local non-public time deposits, including local non-public time deposits in excess of $100.
(3) Amounts annualized.
(4) Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.
NM - Not meaningful

The following table reconciles average shareholders’ equity (GAAP) to average tangible equity (non-GAAP):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Average shareholders' equity (GAAP)	$172,091	$120,130	$170,136	$129,258
Average goodwill and other intangible assets	22,544	22,767	22,599	22,823
Average tangible equity (non-GAAP)	$149,547	$97,363	$147,537	$106,435

The Company earned $1,152 in the third quarter of 2010, compared to $279 reported for the third quarter 2009.  The improvement in third quarter 2010 earnings when compared to the same quarter last year was primarily due to a lower provision for loan losses of $3,750 in the current quarter versus $8,300 for the same quarter last year.  Offsetting a portion of the lower provision for loan losses was an increase in noninterest expense in third quarter 2010 compared to third quarter 2009.

Noninterest expense in the current quarter was up $1,174 over the same quarter last year.  This increase in noninterest expense was the result of a number of factors, including a $771 increase in other real estate expense primarily related to valuation write downs and a $200 increase in FDIC insurance assessments due to increased rates and higher deposit levels.  In addition, third quarter 2009 noninterest expenses were significantly lower than the normal expense run rate as a result of one-time reversals of accruals related to incentive compensation, 401k contributions, and group insurance.

Operating revenue, which consists of net interest income and noninterest income, was $13,947 for the third quarter of 2010, down $879 or 6% from third quarter of 2009.  The decline in operating revenue was entirely due to a decrease in net interest income due to the continued decline in loans which contributed to a lower net interest margin.

Nonperforming assets increased by $9,041 from the end of the second quarter 2010.  This increase was attributable to a delay in the resolution of three problem loans that were expected during third quarter 2010.  However, management believes those resolutions are on track to be executed during the fourth quarter 2010.

Period-end assets at September 30, 2010 were $1,192,004, compared to $1,150,508 at September 30, 2009.  The increase in period-end assets was primarily attributable to growth in the Company’s securities portfolio as outstanding loans at September 30, 2010 were down from the same period last year.  The Company continued to experience growth in core deposits during third quarter 2010 with outstanding core deposits at September 30, 2010 up $9,281 over the end of second quarter 2010 and are up $78,908 from December 31, 2009.  Core deposits, which are defined as demand deposits, interest checking, money market accounts, and local non-public time deposits (including local non-public time deposits over $100) were $850,894 and constituted 92% of September 30, 2010 outstanding deposits and were up 13% over core deposits at September 30, 2009.  Non-interest bearing deposits (a subset of core deposits) were $220,104 or 24% of total deposits and 26% of core deposits at September 30, 2010.

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

The net interest margin as a percentage of average earning assets for the third quarter of 2010 was 4.68%, down 6 basis points from the 4.74% margin reported for second quarter 2010, and down 56 basis points from the net interest margin reported for the third quarter of 2009.  Quarterly margins in 2009 have been adjusted to remove FHLB stock from earning assets.  The decline in the linked-quarter net interest margin was due to a drop in the yield on earning assets in third quarter 2010 when compared to second quarter 2010, while the cost of interest-bearing liabilities remained constant.  The decline in linked-quarter earning asset yields was primarily associated with the decline in the yield on the Bank’s loan portfolio, which dropped from 6.46% in second quarter 2010 to 6.35% in third quarter 2010.  The decline in the yield on loans was attributable to an increase in interest reversed on loans placed on nonaccrual status during third quarter 2010 of $232 compared to interest reversed of $82 in second quarter 2010.

The decline in the third quarter 2010 net interest margin of 56 basis points from the net interest margin reported for the third quarter 2009 was also attributable to the decline in earning asset yields.  The decline in earning asset yields was primarily attributable to the change in mix of earning assets as lower yielding securities constituted 19% of total average earning assets in third quarter 2010 compared to 10% for the third quarter 2009.  In addition, the growth in the Bank’s core deposit base during the last year that was used to pay down short-term and overnight borrowings also negatively impacted the margin as a result of the higher cost of core deposits when compared to short-term and overnight wholesale funding.

Despite the elevated levels of nonperforming loans, our net interest margin continues to remain high relative to peers. A number of factors contribute to this performance including the historically low cost of short-term funding, less pricing pressure on loan rates due to changes in the competitive landscape, and the Bank’s practice of using floors on variable rate loans which has successfully stabilized loan yields despite the low interest rate environment. At September 30, 2010, interest rate floors were active on approximately $275,579 of prime-based variable rate loans with the majority of active floors at 6.00% or higher.

Looking forward to the fourth quarter of 2010, a moderate increase in the securities portfolio is anticipated along with possible contraction in the loan portfolio, which would suggest a lower margin; however, to the extent fewer loans are placed on non-accrual status and current nonperforming loans are resolved and return to accrual status, there is potential to lower and recover past quarters’ reversals of interest that may mitigate any margin compression.

The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates on interest-bearing liabilities for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009:

Table I
Average Balance Analysis of Net Interest Income
(dollars in thousands)

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	(Expense)	Rates	Balance	(Expense)	Rates
Interest earning assets
Federal funds sold and interest bearing deposits	$561	$3	2.12%	$371	$2	2.14%
Securities available-for-sale:
Taxable	192,114	1,712	3.54%	93,760	1,273	5.39%
Tax-exempt	9,186	79	3.41%	5,434	49	3.58%
Loans held-for-sale	556	9	6.42%	655	6	3.63%
Loans, net of deferred fees and allowance (1) (2)	878,995	14,061	6.35%	937,638	15,652	6.62%
Total interest earning assets	1,081,412	15,864	5.82%	1,037,858	16,982	6.49%

Non earning assets
Cash and due from banks	19,252			16,611
Premises and equipment	21,224			20,234
Goodwill & other intangibles	22,544			22,768
Interest receivable and other (3)	46,630			29,782
Total non earning assets	109,650			89,395

Total assets	$1,191,062			$1,127,253

Interest bearing liabilities
Money market and NOW accounts	$507,423	$(1,385)	-1.08%	$422,282	$(1,400)	-1.32%
Savings deposits	31,540	(75)	-0.94%	25,721	(82)	-1.26%
Time deposits - core (4)	88,300	(568)	-2.55%	88,761	(644)	-2.88%
Total interest bearing core deposits	627,263	(2,028)	-1.28%	536,764	(2,126)	-1.57%

Time deposits - non-core	68,016	(367)	-2.14%	84,908	(355)	-1.66%
Federal funds purchased	11,286	(15)	-0.53%	19,180	(23)	-0.48%
FHLB & FRB borrowings	73,685	(563)	-3.03%	166,413	(633)	-1.51%
Trust preferred	8,248	(133)	-6.40%	8,248	(128)	-6.16%
Total interest-bearing wholesale funding	161,235	(1,078)	-2.65%	278,749	(1,139)	-1.62%
Total interest bearing liabilities	788,498	(3,106)	-1.56%	815,513	(3,265)	-1.59%

Noninterest bearing liabilities
Demand deposits	219,512			187,996
Interest payable and other	10,961			3,617
Total noninterest liabilities	230,473			191,613
Total liabilities	1,018,971			1,007,126
Shareholders' equity	172,091			120,127
Total liabilities and shareholders' equity	$1,191,062			$1,127,253
Net interest income		$12,758			$13,717
Net interest income as a percent of earning assets		4.68%			5.24%

(1) Nonaccrual loans have been included in average balance totals.
(2) Interest income includes recognized loan origination fees of $74 and $317 for the quarter-to-date period ended September 30, 2010 and 2009, respectively.
(3) Federal Home Loan Bank stock is included in interest receivable and other assets.
(4) Defined by the Company as demand, interest checking, money market, savings, and local non-public time deposits, including local non-public time deposits in excess of $100.

Table I above shows that earning asset yields declined by 67 basis points in the third quarter 2010 from the third quarter 2009 from 6.49% to 5.82%.  This decline in earning asset yields was primarily attributable to a significant change in the earning asset mix in third quarter 2010 when compared to the same quarter last year, combined with a 185 basis point decline in the yield on the taxable securities portfolio.  In third quarter 2010, average taxable securities held-for-sale yielding 3.54% totaled $192,114 and represented 18% of total average earning assets and average loans, net of deferred fees and allowance yielding 6.35% represented 81% of total average earning assets.  This compares to third quarter 2009, when the average taxable securities held-for-sale portfolio was $93,760 and yielding 5.39% represented 9% of total average earning assets, while average loans, net of deferred fees and allowance, yielding 6.62% represented 90% of total average earning assets.  In addition, the net interest margin for third quarter 2010 was negatively impacted by higher levels of nonperforming assets and interest reversals on loans placed on nonaccrual status during the current quarter when compared to last year.

Table I also illustrates the significant change in funding mix between core deposits and wholesale funding as evidenced by the increase in average interest-bearing core deposits of $90,499 or 17%, combined with a $31,516 or 17% increase in demand deposits in third quarter 2010 when compared to the same quarter last year.  On the other hand, due to this significant increase in core deposits the use of wholesale funding declined by $117,514 or 42% in third quarter 2010 when compared to third quarter 2009.

While earning asset yields dropped 67 basis points in third quarter 2010 compared to third quarter 2009, the cost of interest-bearing liabilities declined by only 3 basis points.  Table I shows that the cost of interest-bearing core deposits fell by 29 basis points from 1.57% in third quarter 2009 to 1.28% in third quarter 2010, and declines in rates are evident in all core deposit categories.  However, the cost of wholesale funding moved up from 1.62% in third quarter 2009 to 2.65% in third quarter 2010.  This increase in wholesale funding costs was due to higher rates on FHLB and FRB borrowings as during the first quarter 2010, the Bank exited the use of its FRB overnight borrowing line as the FRB terminated the use of short-term auction advances at a rate of 0.25%.  In addition, this increase reflects the Bank’s strategy to extend the maturity structure of its liabilities and refinancing overnight and short-term borrowings into long-term FHLB advances and callable brokered time deposits ranging from three to ten years.  This strategy was to mitigate the Bank’s liability sensitive position.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the quarters ended September 30, 2010 and September 30, 2009.

Table II
Analysis of Changes in Interest Income and Interest Expense
(dollars in thousands)

	Three Months Ended
	September 30, 2010
	compared to September 30, 2009
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest bearing deposits	$1	$-	$1
Securities available-for-sale:
Taxable	1,335	(896)	439
Tax-exempt	34	(4)	30
Loans held-for-sale	(1)	4	3
Loans, net of deferred fees and allowance	(979)	(612)	(1,591)
Total interest earning assets	390	(1,508)	(1,118)

Interest paid on:
Money market and NOW accounts	282	(297)	(15)
Savings deposits	19	(26)	(7)
Time deposits - core (1)	(3)	(73)	(76)
Total interest bearing core deposits	298	(396)	(98)

Time deposits - non-core	(71)	83	12
Federal funds purchased	(9)	1	(8)
FHLB & FRB borrowings	(353)	283	(70)
Trust preferred	-	5	5
Total interest-bearing wholesale funding	(433)	372	(61)
Total interest bearing liabilities	(135)	(24)	(159)

Net interest income	525	(1,484)	(959)

(1) Defined by the Company as demand, interest checking, money market, savings, and local non-public time deposits, including local non-public time deposits in excess of $100.

The rate/volume analysis shows that third quarter 2010 net interest income decreased by $959 from third quarter 2009.  Third quarter 2010 interest income including loan fees declined by $1,118 from the same quarter last year with higher volumes of earning assets, primarily securities, increasing interest income by $390, which was more than offset by lower rates on earning assets that lowered interest income by $1,508.  Interest expense in third quarter 2010 was relatively unchanged showing a $159 decrease.

The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates on interest-bearing liabilities for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009:

Table III
Average Balance Analysis of Net Interest Income
(dollars in thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	(Expense)	Rates	Balance	(Expense)	Rates
Interest earning assets
Federal funds sold and interest bearing deposits	$487	$6	1.65%	$314	$4	1.70%
Securities available-for-sale:
Taxable	180,060	4,571	3.39%	74,940	3,348	5.97%
Tax-exempt	6,633	174	3.51%	5,444	147	3.61%
Loans held-for-sale	626	23	4.91%	809	27	4.46%
Loans, net of deferred fees and allowance (1) (2)	900,052	43,210	6.42%	946,026	46,281	6.54%
Total interest earning assets	1,087,858	47,984	5.90%	1,027,533	49,807	6.48%

Non earning assets
Cash and due from banks	19,670			17,107
Premises and equipment	20,742			20,454
Goodwill & other intangibles	22,599			22,823
Interest receivable and other (3)	43,786			26,705
Total non earning assets	106,797			87,089

Total assets	$1,194,655			$1,114,622

Interest bearing liabilities
Money market and NOW accounts	$479,494	$(3,927)	-1.09%	$411,572	$(4,063)	-1.32%
Savings deposits	30,004	(221)	-0.98%	23,177	(239)	-1.38%
Time deposits - core (4)	91,372	(1,833)	-2.68%	71,794	(1,603)	-2.99%
Total interest bearing core deposits	600,870	(5,981)	-1.33%	506,543	(5,905)	-1.56%

Time deposits - non-core	79,926	(1,088)	-1.82%	84,810	(1,175)	-1.85%
Federal funds purchased	10,265	(39)	-0.51%	21,637	(76)	-0.47%
FHLB & FRB borrowings	103,741	(1,788)	-2.30%	187,682	(2,005)	-1.43%
Trust preferred	8,248	(393)	-6.37%	8,248	(392)	-6.35%
Total interest-bearing wholesale funding	202,180	(3,308)	-2.19%	302,377	(3,648)	-1.61%
Total interest bearing liabilities	803,050	(9,289)	-1.55%	808,920	(9,553)	-1.58%

Noninterest bearing liabilities
Demand deposits	211,646			177,047
Interest payable and other	9,823			3,802
Total noninterest liabilities	221,469			180,849
Total liabilities	1,024,519			989,769
Shareholders' equity	170,136			124,853
Total liabilities and shareholders' equity	$1,194,655			$1,114,622
Net interest income		$38,695			$40,254
Net interest income as a percent of earning assets		4.76%			5.24%

(1) Nonaccrual loans have been included in average balance totals.
(2) Interest income includes recognized loan origination fees of $517 and $1,033 for the year-to-date period ended September 30, 2010 and 2009, respectively.
(3) Federal Home Loan Bank stock is included in interest receivable and other assets.
(4) Defined by the Company as demand, interest checking, money market, savings, and local non-public time deposits, including local non-public time deposits in excess of $100.

Table III shows that year-to-date September 30, 2010 earning asset yields declined by 58 basis points from year-to-date September 30, 2009 from 6.48% to 5.90%.  The decline in earning asset yields was primarily attributable to a 258 basis point drop in yields on average taxable securities and a change in asset mix, which resulted from the significant level of securities purchased during this historically low interest rate environment.

Table III also shows that the yield on earning assets fell much faster than rates paid on interest-bearing funding, which dropped only 3 basis points from 1.58% to 1.55%.   Table III also shows the impact of the significant shift in funding as average year-to-date September 30, 2010 core deposits increased significantly allowing for a reduction in average wholesale funding of more than $100,000.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the nine months ended September 30, 2010 and September 30, 2009:

Table IV
Analysis of Changes in Interest Income and Interest Expense
(dollars in thousands)

	Nine Months Ended
	September 30, 2010
	compared to September 30, 2009
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest bearing deposits	$2	$-	$2
Securities available-for-sale:
Taxable	4,696	(3,473)	1,223
Tax-exempt	32	(5)	27
Loans held-for-sale	(6)	2	(4)
Loans, net of deferred fees and allowance	(2,249)	(822)	(3,071)
Total interest earning assets	2,475	(4,298)	(1,823)

Interest paid on:
Money market and NOW accounts	671	(807)	(136)
Savings deposits	70	(88)	(18)
Time deposits - core (1)	437	(207)	230
Total interest bearing core deposits	1,178	(1,102)	76

Time deposits - non-core	(68)	(19)	(87)
Federal funds purchased	(40)	3	(37)
FHLB & FRB borrowings	(897)	680	(217)
Trust preferred	-	1	1
Total interest-bearing wholesale funding	(1,005)	665	(340)
Total interest bearing liabilities	173	(437)	(264)

Net interest income	2,302	(3,861)	(1,559)

(1) Defined by the Company as demand, interest checking, money market, savings, and local non-public time deposits, including local non-public time deposits in excess of $100.

The rate/volume analysis shows that year-to-date net interest income decreased by $1,559 from the same period last year.  2010 year-to-date interest income including loan fees declined by $1,823 from last year with higher volumes of earning assets, primarily securities, increasing interest income by $2,475, which was more than offset by lower rates on earning assets that lowered interest income by $4,298.  Interest expense through the end of third quarter 2010 was relatively unchanged showing only a $264 decrease.  However, the rate/volume analysis does show the impact of the shift in funding with the decline in wholesale funding and increase in core deposits as evidenced by the increase of $76 for interest expense on interest-bearing core deposits, which was offset by a $340 decline in interest expense on wholesale funding.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the three month and nine month periods ended September 30, 2010 and 2009:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Balance, beginning of period	$17,854	$18,680	$13,367	$10,980
Provision charged to income	3,750	8,300	11,750	29,000
Loans charged against allowance	(4,240)	(8,822)	(10,189)	(21,872)
Recoveries credited to allowance	405	190	2,841	240

Balance, end of period	$17,769	$18,348	$17,769	$18,348

The provision for loan losses recorded during the third quarter of 2010 was $3,750, compared to $8,300 for the same period last year.  On a linked-quarter basis, the third quarter 2010 provision for loan losses was the same as recorded for second quarter 2010.  The year-to-date September 30, 2010 provision for loan losses was $11,750 compared to $29,000 for the same period in 2009.  The decrease in both the third quarter and year-to-date provision for loan losses was attributable to a significant decline in net loan charge offs.

For the third quarter of 2010 and year-to-date September 30, 2010, net charge-offs were $3,835 and $7,348 compared to $8,632 and $21,632 for the same periods last year, respectively.  When annualized, year-to-date September 30, 2010 net charge offs were 1.69% of average loans compared to 3.58% for the same period last year.  On a linked-quarter basis, net loan charge offs of $3,835 in third quarter 2010 were up over the $753 recorded during second quarter 2010.

The allowance for loan losses at September 30, 2010 was 2.01% of the period end loans, compared to 1.42% and 1.91% at December 31, 2009 and September 30, 2009, respectively.  The allowance at September 30, 2010 includes $2,231 in specific allowance (included in the ending allowance above) for impaired loans, which total $42,540 net of government guarantees.  That compares to total impaired loans of $32,346 at December 31, 2009 with a specific allowance of $1,048 assigned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more, and other real estate owned for the periods covered in this report:

	September 30,	December 31,	September 30,
	2010	2009	2009
NONPERFORMING ASSETS
Non-accrual loans
Real estate secured loans:
Permanent loans:
Multifamily residential	$6,594	$-	$-
Residential 1-4 family	4,945	704	1,283
Owner-occupied commercial	4,306	375	2,204
Non-owner-occupied commercial	7,359	-	-
Other loans secured by real estate	1,379	1,097	-
Total permanent real estate loans	24,583	2,176	3,487
Construction loans:
Multifamily residential	2,033	4,409	-
Residential 1-4 family	3,099	4,903	2,817
Commercial real estate	4,262	5,537	7,551
Commercial bare land and acquisition & development	669	2,338	8,070
Residential bare land and acquisition & development	90	8,122	71
Other	-	-	-
Total construction real estate loans	10,153	25,309	18,509
Total real estate loans	34,736	27,485	21,996
Commercial loans	8,602	5,268	4,036
Consumer loans	-	39	-
Other loans	-	-	-
Total nonaccrual loans	43,338	32,792	26,032
90 days past due and accruing interest	-	-	-
Total nonperforming loans	43,338	32,792	26,032
Nonperforming loans guaranteed by government	(798)	(446)	(136)
Net nonperforming loans	42,540	32,346	25,896
Other real estate owned	15,422	4,224	4,247
Total nonperforming assets, net of guaranteed loans	$57,962	$36,570	$30,143

At September 30, 2010, total nonperforming assets were $57,962 and represented 4.86% of total assets.  At December 31, 2009 and September 30, 2009, total nonperforming assets were $36,570 or 3.05% of total assets and $30,143 or 2.62% of total assets, respectively.  Nonperforming assets at September 30, 2010 were up $21,392 and $27,819 over December 31, 2009 and September 30, 2009, respectively.  The increase in nonperforming assets at September 30, 2010 when compared to prior periods was primarily attributable to an increase in nonaccrual loans secured by real estate reflecting the weak real estate market in the Northwest economy.  Other real estate owned also showed a significant increase as the Bank gained control of collateral through foreclosures.

On a linked-quarter basis, nonperforming assets at September 30, 2010 were up $9,041 over nonperforming assets at the end of second quarter 2010.  This represents a 70 basis point increase in nonperforming assets as a percentage of total assets..  The increase in linked quarter nonperforming assets was attributable to a delay in planned resolutions on three problem loans expected during third quarter 2010, combined with additional loans placed on nonaccrual status during the quarter.  Management believes the resolutions of problem loans expected during third quarter are on track to be executed during the fourth quarter 2010.  However, due to the weak economic conditions in the Northwest economy and in the markets in which the Bank operates, planned resolutions are not certain, and there are continued prospects for further additions to nonperforming loans in future quarters.  During third quarter 2010, there continued to be movement between nonaccrual loans and other real estate owned as other real estate owned at September 30, 2010 was up $5,771 from the end of second quarter 2010.  This movement indicates the Company is gaining control of collateral associated with nonperforming loans and allows for possible future reductions in total nonperforming assets as the year progresses through disposal of collateral.

.

Noninterest Income

Year-to-date noninterest income through September 30, 2010 was $3,157, down $170 or 5% from the same period last year.  Excluding the $226 OTTI recognized during the second quarter 2010, noninterest income would have been up $56 at September 30, 2010 over last year.  Through the first nine months of 2010, other fee income, which consists primarily of merchant bankcard fees, was up $179 or 20% as sales transaction volumes rose significantly in 2010 when compared to last year.  In addition, the other income category was up $81 or 11% due to increased fees on business credit card interchange.  In addition, through September 30, 2010, the Company recorded a $45 gain on sale of securities.  The increase in these categories was offset by declines in account service charges of $154 and mortgage banking revenues of $103.  Account service charges were down due to lower volumes of not sufficient funds (“NSF”) and overdraft (“OD”) fees and a decline in hard dollar fee income from analyzed business accounts.  The decline in NSF/OD fees reflects continued trends of lower transaction volumes.  The decline in hard dollar fee income on analyzed accounts was the result of higher balances maintained by clients and a higher earnings credit during the first nine months of the current year, both of which contributed to lower levels of fees collected on analyzed accounts.  The decline in mortgage revenues of $103 was related to a much lower level of new originations as home sales volumes continue to decline and refinancing opportunities have dropped due to the decline in home values.

On a linked-quarter basis, third quarter 2010 noninterest income was up $267 over second quarter 2010.  Approximately $226 of the increase in linked-quarter revenue was the result of the OTTI recorded during second quarter 2010 with the remainder of the increase primarily attributable to higher merchant bank card fees.

Looking forward to the fourth quarter 2010, the Company expects noninterest income will be up over third quarter 2010 as merchant bank card sales transaction volume typically increases during this period.

Noninterest Expense

Year-to-date noninterest expense through September 30, 2010 was $24,304, up $594 or 3% from the same period last year.  Virtually all categories of expense were up over the prior year with the exception of business development costs, which were down $341 at September 30, 2010 when compared to the same period last year.  Total personnel expenses were up by $146 entirely due to a $277 increase in 401k contribution accruals, which was partially offset by an increase in loan origination costs.  The 401k contribution accrual for 2009 was fully reversed during third quarter last year due to the anticipated net loss expected for the year.  Both other real estate expense and the other expense category also showed a significant increase, up $307 and $321, respectively.  The increase in other real estate expense was due to $803 in valuation write downs taken during third quarter 2010.  The increase in the other expense category was primarily due to the increase in legal fees and repossession and collection costs associated with the resolution of problem loans.  While FDIC insurance assessments through September 30, 2010 were relatively flat with a year ago, during 2009, the Bank recorded an expense of $510 for a special assessment.  Excluding the special assessment recorded last year, FDIC insurance assessments would have been up $479 over the prior year as a result of both higher premiums combined with higher deposit levels.

On a linked-quarter basis, third quarter 2010 noninterest expense was up $287 over second quarter 2010.  This increase was entirely attributable to a $791 increase in other real estate expense related to valuation write downs, which was partially offset by declines in personnel expense and business development costs.

Looking forward to the fourth quarter 2010, noninterest expense is expected to be down from third quarter 2010 levels as personnel expense is expected to decline along with other real estate expense.  However, due to the current weak economic conditions, expenses related to other real estate, including potential valuation write downs, and legal fees that may be incurred related to problem loans, quarterly expense levels are volatile and actual results may differ significantly from anticipated results.

BALANCE SHEET

Loans

At September 30, 2010, outstanding gross loans, net of deferred fees were $882,373, a decline of $61,991 and $76,729 from December 31, 2009 and September 30, 2009, respectively.  The overall decline in loans reflects weak economic conditions together with planned contractions in the construction and land development loan portfolios.  A summary of outstanding loans by market at September 30, 2010, December 31, 2009 and September 30, 2009 follows:

	September 30, 2010	December 31, 2009	September 30, 2009

Eugene Market, loans, period end	$266,512	$259,435	$256,291

Portland Market, loans, period end	409,702	435,304	437,674

Seattle Market, loans, period end	206,159	249,625	265,137

Total	$882,373	$944,364	$959,102

The decrease in Portland and Seattle loans from December 31, 2009 and September 30, 2009 was primarily related to a planned contraction in residential and commercial construction loans.  A portion of this contraction was offset by increased lending in permanent commercial real estate loans and commercial and industrial loans, primarily related to new loans in the health care industry.  The Eugene market on the other hand saw expansion in outstanding loans over the prior year and year end December 31, 2009 as this market was not as exposed to real estate lending, thus new production more than offset any contraction.

During the third quarter, the Company experienced improved lending activity with approximately $102,719 in production of which approximately $39,353 were new loans.  The Company continued to expand outstanding loans to dental professionals during the current quarter as well.  In addition to growth in the dental industry, growth was also experienced in the wider health care field with loans to physicians, surgeons, optometrists, family practitioners, and medical specialists.

Detailed information on loans by type may be found in Note 3 on Page 11 of this report.

Securities

At September 30, 2010, the Bank had $215,259 in securities classified as available-for-sale.  At September 30, 2010, $28,910 of these securities were pledged as collateral for FHLB of Seattle borrowings, public deposits in Oregon and Washington, and to the Federal Reserve Bank of San Francisco to support balances in its Treasury, Tax and Loan deposit account.

At quarter end, $22,325 or 10.0% of the total securities portfolio was composed of private-label mortgage-backed securities. During the second quarter 2010, management determined it was prudent to recognize OTTI on five of its private-label mortgage-backed securities.  The OTTI resulted in a principal write down of $226.  Management reviews monthly all available information related to the collectability of its impaired investment securities and determined no additional OTTI was required in third quarter 2010.  However, recognition of additional OTTI on these five securities and other securities in this portion of the portfolio is possible in future quarters depending upon economic conditions.

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

Compared to the third quarter of 2009, the securities portfolio grew by $99,674 and has grown by $47,641 since December 31, 2009. Purchases during this time period were high-quality agency mortgage-backed securities, many of which were zero percent risk-weighted, bullet agencies, and longer-term municipals. These purchases were part of a three-pronged strategy to 1) add liquidity to the asset side of the balance sheet; 2) provide earnings in light of declining loan volumes and growth in core deposits; and 3) hedge the balance sheet against a rates-up scenario due to the Company’s liability sensitive position.  However, due to the prospect of a low interest rate environment for an extended period of time, the Bank expanded purchases of longer-term municipals to take advantage of the steep yield curve and provide additional income.  At September 30, 2010, the portfolio had an average life of 2.7 years and duration of 2.5 years.  That compares to an average life and duration of 2.0 years and 1.8 years, respectively at June 30, 2010.  While a portion of the increase in average life and duration were related to recent purchases of longer-term municipals, the increase was also influenced by the extension in the agency mortgage-backed securities portfolio.  As a result of higher unemployment levels, stricter underwriting standards and the decline of home values nationally, the level of refinancing activity is atypically low given the historical low long-term interest rates.  This in effect has slowed anticipated prepayment speeds on the agency mortgage-backed securities, thus extending their expected average life and duration.  Going forward, the portfolio is expected to increase moderately and purchases will be dependent upon core deposit growth, loan growth, and the Bank’s interest rate risk position.

Goodwill and Intangible Assets

At September 30, 2010, the Company had a recorded balance of $22,031 in goodwill from the November 30, 2005 acquisition of Northwest Business Financial Corporation (“NWBF”).  In addition, at September 30, 2010 the Company had $483 of core deposit intangible assets resulting from the acquisition of NWBF.  The core deposit intangible was determined to have an expected life of approximately seven years and is being amortized over that period using the straight-line method and has approximately two years remaining on the amortization schedule.  In accordance with generally accepted accounting principles, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment.  Management performs an impairment analysis of the intangible assets with indefinite lives at least annually.  The last impairment test was performed during the third quarter 2010, at which time no impairment was determined to exist.

Deposits

Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and local non-public time deposits, including local non-public time deposits in excess of $100, were $850,894 and represented 92% of total deposits at September 30, 2010.  Outstanding core deposits at September 30, 2010 were up $99,241 or 13% over the same period last year, and up $78,908 or 10% over December 31, 2010.  All three of the Bank’s primary markets had growth in core deposits over the past year and also showed growth over the prior year end.

A summary of outstanding core deposits and average core deposits by market and other deposits classified as wholesale funding at September 30, 2010, December 31, 2009, and September 30, 2009 follows:

	September 30, 2010	December 31, 2009	September 30, 2009

Eugene Market core deposits, period end (1)	$515,164	$492,012	$480,033

Portland Market core deposits, period end (1)	221,407	165,716	162,574

Seattle Market core deposits, period end (1)	114,323	114,258	109,046

Total core deposits	850,894	771,986	751,653

Other deposits	74,029	55,932	74,867

Total	$924,923	$827,918	$826,520

	Quarters Ended
	September 30, 2010	December 31, 2009	September 30, 2009

Eugene Market core deposits, average (1)	$510,594	$487,202	$458,121

Portland Market core deposits, average (1)	216,818	165,125	159,670

Seattle Market core deposits, average (1)	119,364	111,817	106,969

Total core deposits, average	846,776	764,144	724,760

Other deposits, average	68,015	61,525	84,908

Total	$914,791	$825,669	$809,668

(1) Core deposits include all demand, interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures at September 30, 2010, which were issued in conjunction with the acquisition of NWBF.  At September 30, 2010, the entire $8,248 in junior subordinated debentures had an interest rate of 6.265% that is fixed through January 2011 and qualified as Tier 1 capital under regulatory capital purposes.  In January 2011, the rate on the junior subordinated debentures will be 3-month LIBOR plus 140 basis points.  If the current interest rate environment persists, in January 2011, the rate on junior subordinated debentures would fall below 2.00%.  Additional information regarding the terms of the junior subordinated debentures, including maturity/repricing dates and interest rate, is included in Note 10 of the Notes to Consolidated Financial Statements in the Company’s 2009 annual Form 10-K.

Capital Resources

Capital is the shareholders’ investment in the Company.  Capital grows through the retention of earnings and the issuance of new stock whether through stock offerings or through the exercise of stock options.  Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Shareholders’ equity at September 30, 2010 was $172,579, an increase of $6,917 and $52,269 over December 31, 2009 and September 30, 2009, respectively.  The increase in shareholders’ equity during the first nine months of 2010 over the prior year end was attributable to increased retained earnings and an increase in the unrealized gain on the Bank’s securities portfolio.  The increase in September 30, 2010 shareholders’ equity over the same period last year resulted primarily from a successful capital raise of $45.6 million during fourth quarter 2009.  For additional details regarding the changes in equity, review the Consolidated Statements of Changes in Shareholders’ Equity on page 5 of this report.

The Federal Reserve Board and the FDIC have in place guidelines for risk-based capital requirements applicable to U.S. bank holding companies and banks.  These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet.  Under the guidelines, capital strength is measured in three ways, first by measuring Tier 1 capital to leverage assets, followed by capital measurement in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios.  These guidelines require a minimum of 4% Tier 1 capital to leverage assets, 4% Tier 1 capital to risk-weighted assets, and 8% total capital to risk-weighted assets.  In order to be classified as well-capitalized, the highest capital rating, by the Federal Reserve and FDIC, these three ratios must be in excess of 5.00%, 6.00%, and 10.00%, respectively.  The Company’s leverage capital ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio were 13.34%, 15.85%, and 17.10%, respectively at September 30, 2010.  For the same period, the subsidiary Bank’s ratios were 12.59%, 14.87%, and 16.12%, respectively.  The Company’s and Bank’s ratios are all well above the minimum well-capitalized designation.

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

On August 17th, 2010, the Board of Directors approved a quarterly dividend of $0.01 per share which was paid on September 15, 2010.  If continued for each quarter during 2010, this would result in an annual dividend of $0.04 for each outstanding share of common stock in 2010.  The Company has sufficient liquidity to maintain this level of dividend throughout 2010 and 2011 if approved by regulators and would not require any dividend from the Bank to the Company in support of the cash dividend to shareholders.

The Company and the Bank project that earnings retention in 2010 and existing capital will be sufficient to fund anticipated organic asset growth, while maintaining a well-capitalized designation from all regulatory agencies.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit.  The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products.  In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract.  Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  At September 30, 2010, the Bank had $113,975 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The credit risk involved is essentially the same as that involved in extending loan facilities to customers.  At September 30, 2010, the Bank had $1,483 in letters of credit and financial guarantees written.

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

Core deposits at September 30, 2010 were $850,894 and represented 92% of total deposits.  During the first nine months of 2010, the Bank experienced strong growth in its core deposit base.  The strong growth in core deposits and the continued decline in loans contributed to growth in the securities portfolio which led to an improvement in the Bank’s overall liquidity position. Over the last year, the Bank has built up significant liquidity on the asset side of the balance sheet. The securities portfolio represents 18% of total assets at September 30, 2010, compared to 10% at September 30, 2009.  At September 30, 2010, $28,910 of the securities portfolio was pledged to support public deposits and a portion of the Bank’s secured borrowing line at the FHLB leaving $186,349 of the securities portfolio unencumbered and available for sale.  In addition, at September 30, 2010, the Bank had $40,357 of government guaranteed loans that could be sold in the secondary market to support the Bank’s liquidity position.

Due to its strategic focus to market to specific segments, the Bank has been successful in developing deposit relationships with several large clients, which are generally defined as deposit relationships of $1,000 or more, which are closely monitored by management and Bank officers.  At September 30, 2010, 33 large deposit relationships with the Bank account for $275,080 or 32% of total outstanding core deposits.  The single largest client represented 4.4% of outstanding core deposits at September 30, 2010.  The loss of this deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity.  The Bank employs a 10-point risk-rating system to evaluate each of its large depositors in order to assist management in its daily monitoring of the volatility of this portion of its core deposit base.  The risk-rating system attempts to determine the stability of the deposits of each large depositor, evaluating among other things the length of time the depositor has been with the Bank and the likelihood of loss of individual large depositor relationships.  Risk ratings on large depositors are reviewed at least quarterly and adjusted if necessary.  Bank management and officers maintain close relationships and hold regular meetings with its large depositors to assist in management of these relationships.  The Bank expects to maintain these relationships and believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients and regularly tests its ability to mitigate the loss of multiple large depositor relationships in its Liquidity Contingency Plan.

Borrowing lines have been established at various correspondent banks, the Federal Home Loan Bank of Seattle and with the Federal Reserve Bank of San Francisco.  At September 30, 2010, the Bank had secured and unsecured borrowing lines totaling approximately $408,503 consisting of $226,118 and $94,385 in secured borrowing lines with the Federal Home Loan Bank of Seattle and the Federal Reserve Bank of San Francisco, respectively and $88,000 in unsecured borrowing lines with various correspondent banks.  The borrowing lines with the Federal Home Loan Bank and Federal Reserve Bank of San Francisco are limited by the value of collateral pledged.  The Bank pledges real estate loans and commercial loans in support of its secured borrowing lines.  At September 30, 2010, the Bank had $68,500 in borrowings outstanding from the FHLB, $0 outstanding with the Federal Reserve Bank of San Francisco, and $12,380 outstanding on its overnight correspondent bank lines, leaving $252,003 available on the Bank’s secured borrowing lines with the FHLB and Federal Reserve Bank of San Francisco and $75,620 available on its unsecured lines with correspondent banks.

Item 3.  Quantitative and Qualitative Disclosures on Market Risk

There has been no material change in the Company’s exposure to market risk since December 31, 2009.  Readers are referred to the Company’s Form 10-K and the Annual Report to Shareholders for the year ended December 31, 2009, for specific discussion.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of September 30, 2010, the measurement date for purposes of this quarterly report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

There have not been any changes in our internal controls or in other factors during the first nine months of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  We are not aware of any significant deficiencies or material weaknesses in our internal controls, therefore no corrective actions were taken.

PART II.  Other Information

Item 1A.  Risk Factors

The following is a discussion of the most significant risks and uncertainties that may affect our business, financial condition and future results.

The continued challenging economic environment could have a material adverse effect on our future results of operations or market price of our stock.

The national economy, and the financial services sector in particular, are still facing significant challenges.   Substantially all of our loans are to businesses and individuals in western Washington and Oregon, markets facing many of the same challenges as the national economy, including elevated unemployment and declines in commercial and residential real estate.  Although some economic indicators are improving both nationally and in the markets we serve, unemployment remains high and there remains substantial uncertainty regarding when and how strongly a sustained economic recovery will occur.  A further deterioration in economic conditions in the nation as a whole or in the markets we serve could result in the following consequences, any of which could have an adverse impact, which may be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline:

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

The recent economic downturn and sluggish recovery is significantly impacting our market area.  We have a high degree of concentration in loans secured by real estate (see Note 3 in the Notes to Consolidated Financial Statements included in this report).  Further deterioration in the local economies we serve could have a material adverse effect on our business, financial condition and results of operations due to a weakening of our borrowers’ ability to repay these loans and a decline in the value of the collateral securing them.  Our ability to recover on these loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining real estate values, which increases the likelihood we will suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the allowance for loan losses.  This, in turn, could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations, perhaps materially.

Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition.

At September 30, 2010, our non-performing loans (which include all non-accrual loans, net of government guarantees) were 4.82% of the loan portfolio.  At September 30, 2010, our non-performing assets (which include foreclosed real estate) were 4.86% of total assets.  These levels of non-performing loans and assets are at elevated levels compared to historical norms.  Non-performing loans and assets adversely affect our net income in various ways.  Until economic and market conditions improve, we may expect to continue to incur losses relating to non-performing assets.  We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss.  An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile.  While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially.  In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.  There can be no assurance that we will not experience future increases in non-performing assets.

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

The FDIC recently adopted a new deposit insurance fund restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by financial reform legislation passed in 2010.

The FDIC has required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 and for 2010, 2011 and 2012, and. The prepayment totaling $6.2 million was collected on December 30, 2009, and was accounted for as a prepaid expense amortized over the prepayment period. In 2009, the FDIC also adopted a final rule revising its risk-based assessment system, which became effective April 1, 2009. The changes to the assessment system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits.

In 2009, the FDIC imposed a special deposit insurance assessment of five basis points on all insured institutions.  This emergency assessment was calculated based on the insured institution’s assets at June 30, 2009, totaled $510 for the Bank, and was collected on September 30, 2009.

Despite the FDIC’s recently adopted plan to restore the deposit insurance fund, the fund may suffer additional losses in the future due to bank failures.  There can be no assurance that there will not be additional significant deposit insurance premium increases, special assessments or prepayments in order to restore the insurance fund’s reserve ratio.  Any significant premium increases or special assessments could have a material adverse effect on our financial condition and results of operations.

We may not have the ability to continue paying dividends on our common stock at current or historic levels.

Our ability to pay dividends on our common stock depends on a variety of factors.  On August 18, 2010, we announced a quarterly dividend of $0.01 per share, payable September 15, 2010, which was a continuation of the prior quarter’s dividend.  There can be no assurance that we will be able to continue paying quarterly dividends commensurate with historic levels, if at all.   Cash dividends will depend on sufficient earnings to support them and approval of appropriate bank regulatory authorities.

We may be required, in the future, to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Our securities portfolio contains whole loan private mortgage-backed securities and currently includes securities with unrecognized losses.  We may continue to observe volatility in the fair market value of these securities.  We evaluate the securities portfolio for any other-than-temporary-impairment (“OTTI”) each reporting period, as required by generally accepted accounting principles.  In the second quarter of 2010, we recognized OTTI on five of our private-label mortgage-backed securities.  There can be no assurance that future evaluations of the securities portfolio will not require us to recognize additional impairment charges with respect to these and other holdings.

In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB.  At September 30, 2010, we had stock in the FHLB of Seattle totaling approximately $10.7 million.  The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  The FHLB has discontinued the repurchase of their stock and discontinued the distribution of dividends.  As of September 30, 2010, we did not recognize an impairment charge related to our FHLB stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our earnings and book capital.

At September 30, 2010, we had approximately $22.0 million of goodwill on our balance sheet.  In accordance with generally accepted accounting principles, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists.  Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions.  There can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material.  At September 30, 2010, we did not recognize an impairment charge related to our goodwill.

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

                                                                   PACIFIC CONTINENTAL CORPORATION
                (Registrant)

Dated November 4, 2010	/s/ Hal Brown
Hal Brown
Chief Executive Officer

Dated November 4, 2010	/s/ Michael A. Reynolds
Michael A. Reynolds
Executive Vice President and Chief Financial Officer