Form 10-K
period 2010-12-31
PACIFIC CONTINENTAL CORP
filed 2011-03-11
CIK 1084717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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
(Address of principal executive offices and zip code)

(541) 686-8685
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:
Title of Each Class                                           Name of Each Exchange on Which Registered
Common Stock, No par value per share                                                                           NASDAQ Global Select Market

Securities registered pursuant to 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                    Yes   __No   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                    Yes   __No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ______                      No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ( X )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer   __                                                                          Accelerated filer   X    Non-accelerated filer   __    Smaller Reporting Company  __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  __                   No  X

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2010, (the last business day of the most recent second quarter) was $165,247,494 based on the closing price as quoted on the NASDAQ Global Select Market on that date.

The number of shares outstanding of the registrant’s common stock, no par value, as of March 4, 2011, was 18,415,132.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates, by reference, information from the registrant’s definitive proxy statement for the 2011 annual meeting of shareholders.

PACIFIC CONTINENTAL CORPORATION
FORM 10-K
ANNUAL REPORT
TABLE OF CONTENTS

PART I		Page
ITEM 1	Business	3
ITEM 1A	Risk Factors	19
ITEM 1B	Unresolved Staff Comments	24
ITEM 2	Properties	24
ITEM 3	Legal Proceedings	25
ITEM 4	Removed and Reserved	25

PART II
ITEM 5	Market for Company's Common Equity, Related Shareholder Matters and Purchases of Equity Securities	25
ITEM 6	Selected Financial Data	28
ITEM 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	29
ITEM 7A	Quantitative and Qualitative Disclosures about Market Risk	48
ITEM 8	Financial Statements and Supplementary Data	51
ITEM 9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	89
ITEM 9A	Controls and Procedures	89
ITEM 9B	Other Information	89

PART III	(Items 10 through 14 are incorporated by reference from Pacific Continental Corporation's definitive proxy statement for the annual meeting of shareholders scheduled for April 18, 2011)
ITEM 10	Directors, Executive Officers, and Corporate Governance	89
ITEM 11	Executive Compensation	90
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	90
ITEM 13	Certain Relationships and Related Transactions and Director Independence	90
ITEM 14	Principal Accountant Fees and Services	90

PART IV
ITEM 15	Exhibits and Financial Statement Schedules	90

SIGNATURES		92

CERTIFICATIONS		93

PART I

ITEM 1                      Business

General

Pacific Continental Corporation (the “Company” or the “Registrant”) is an Oregon corporation and registered bank holding company headquartered in Eugene, Oregon.  The Company was organized on June 7, 1999, pursuant to a holding company reorganization of Pacific Continental Bank, its wholly-owned subsidiary (“the Bank”).

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

Results

All dollar amounts in the following sections are in thousands except per share amounts or where otherwise indicated.

For the year ended December 31, 2010, the consolidated net income of the Company was $5,092 or $0.28 per diluted share.  At December 31, 2010, the consolidated shareholders’ equity of the Company was $172,238 with 18,415,132 shares outstanding and a book value of $9.35 per share.  Total assets were $1,210,176.  Loans net of allowance for loan losses and unearned fees, were $839,815 at December 31, 2010 and represented 69.4% of total assets.  Deposits totaled $958,959 at year-end 2010 with core deposits representing $895,838 or 93.4% of total deposits.  Core deposits are defined as all demand, interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.  At December 31, 2010, the Company had a Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio, of 13.38%, 15.86% and 17.10%, respectively, all of which are significantly above the minimum “well-capitalized” level for all capital ratios under FDIC guidelines of 5%, 6% and 10%, respectively.  For more information regarding the Company’s financial condition and results of operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements and Supplementary Data in Items 7 and 8 of this Form   10-K.

THE BANK

General

The Bank commenced operations on August 15, 1972.  The Bank operates in three primary markets: Portland, Oregon / Southwest Washington; Seattle, Washington; and Eugene, Oregon.  At December 31, 2010, the Bank operated fourteen full-service offices in six Oregon and three Washington cities.  The primary business strategy of the Bank is to operate in large commercial markets and to provide comprehensive banking and related services tailored to community-based businesses, not-for-profits, professional service providers and banking services for business owners and executives.  The Bank emphasizes the diversity of its product lines, high levels of personal service, and through technology, offers convenient access typically associated with larger financial institutions, while maintaining local decision-making authority and market knowledge, typical of a local community bank.  More information on the Bank and its banking services can be found on its website.  The Bank operates under the banking laws of the State of Oregon, State of Washington, and the rules and regulations of the FDIC and the Federal Reserve Bank of San Francisco.

Primary Market Area

The Company’s primary markets consist of metropolitan Portland, which includes Southwest Washington, and metropolitan Eugene in the State of Oregon and metropolitan Seattle in the State of Washington.  The Company has five full-service banking offices in the metropolitan Portland and Southwest Washington area, seven full-service banking offices in the metropolitan Eugene area, and two full-service offices in the metropolitan Seattle area.  The Company has its headquarters and administrative office in Eugene, Oregon.

Competition

Commercial banking in the states of Oregon and Washington is highly competitive with respect to providing banking services, including making loans and attracting deposits.  The Company competes with other banks, as well as with savings and loan associations, savings banks, credit unions, mortgage companies, investment banks, insurance companies, and other financial institutions.  Banking in Oregon and Washington is dominated by several large banking institutions, including U.S. Bank, Wells Fargo Bank, Bank of America, Key Bank and Chase, which together account for a majority of the total commercial and savings bank deposits in Oregon and Washington.  These competitors have significantly greater financial resources and offer a much greater number of branch locations.  The Company offsets the advantage of the larger competitors by focusing on certain market segments, providing high levels of customization and personal service, and tailoring its technology, products and services to the specific market segments that the Company serves.

In addition to larger institutions, numerous “community” banks and credit unions have been formed, expanded or moved into the Company’s three primary areas and have developed a similar focus to that of the Company.  These institutions have further increased competition in all three of the Company’s primary markets.  This number of similar financial institutions and an increased focus by larger institutions in the Company’s primary markets has led to intensified competition in all aspects of the Company’s business, particularly in the area of loan and deposit pricing.

The adoption of the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) led to further intensification of competition in the financial services industry.  The GLB Act eliminated many of the barriers to affiliation among providers of various types of financial services and has permitted business combinations among financial service providers such as banks, insurance companies, securities or brokerage firms, and other financial service providers.  Additionally, the rapid adoption of financial services through the Internet has reduced or even eliminated many barriers to entry by financial service providers physically located outside our market area. For example, remote deposit services allow depository companies physically located in other geographical markets to service local businesses with minimal cost of entry.  Although the Company has been able to compete effectively in the financial services business in its markets to date, there can be no assurance that it will be able to continue to do so in the future.

The financial services industry has experienced widespread consolidation over the last decade and more recently this consolidation has accelerated due to closures of banks by applicable regulators.  During the past two years, 20 banks in Oregon and Washington have been closed.  The Company anticipates that closures and consolidation among financial institutions in its market areas will continue.  In particular, the current economic conditions suggest a number of bank failures are possible in 2011 and 2012 in the Company’s market areas that will accelerate consolidation in the region.  In addition, with the recent passage of the Dodd-Frank Act, smaller financial institutions may find it difficult to continue to operate due to higher anticipated regulatory costs.  This may create pressure on these institutions to seek partnerships or mergers with larger companies.  The Company seeks acquisition opportunities, including FDIC assisted transactions, from time-to-time, in its existing markets and in new markets of strategic importance.  However, other financial institutions aggressively compete against the Company in the acquisition market.  Some of these institutions may have greater access to capital markets, larger cash reserves, and stock for use in acquisitions that is more liquid and more highly valued by the market.

In addition, the Company anticipates more competitive pressure for new loans in its markets.  With loan demand relatively weak due to the economic conditions in the region, healthy banks with ample capital and liquidity are expected to aggressively seek to acquire new loan customers.  This may cause pressure on loan pricing and make it more difficult to retain existing loan customers or attract new ones and may create compression in the net interest margin.

Services Provided

The Company offers a full array of financial service products to meet the banking needs of its targeted segments in the market areas served.  The Company regularly reviews the profitability and desirability of various product offerings, particularly new product offerings, to assure on-going viability.

Deposit Services

The Company offers a full range of deposit services that are typically available in most banks and other financial institutions, including checking, savings, money market accounts and time deposits.  The transaction accounts and time deposits are tailored to the Company’s primary markets and market segments at rates competitive with those offered in the area.  Additional deposits are generated through national networks for institutional deposits.  All deposit accounts are insured by the FDIC to the maximum amount permitted by law.

The Company has invested continuously in imaging technology since 1994 for the processing of checks.  The Company was the first financial institution in Lane, Multnomah, Clackamas and Washington Counties to offer this service.  Due to this investment in imaging technology, commencing in July 2007, the Company has been able to accelerate its funds availability by presenting all items for clearing to its correspondent banks via an imaged file. In addition, the Company provides on-line cash management, remote deposit capture, and banking services to businesses and consumers. The Company also allows 24-hour customer access to deposit and loan information via telephone and on-line cash management products.

Lending Activities

The Company emphasizes specific areas of lending within its primary markets.  Secured and unsecured commercial loans are made primarily to professionals, community-based businesses, and not-for-profit organizations.  These loans are available for general operating purposes, acquisition of fixed assets, purchases of equipment and machinery, financing of inventory and accounts receivable and other business purposes.  The Company also originates Small Business Administration (“SBA”) loans and is a national preferred lender.

Within its primary markets, the Company also originates permanent and construction loans financing commercial facilities and pre-sold, custom and speculative home construction.  The major thrust of residential construction lending is smaller in-fill construction projects consisting of single-family residences.  However, due to the rapid deterioration in the national and regional housing market, the Company severely restricted lending on speculative home construction and significantly reduced its exposure to residential construction lending.  In addition, due to the economic recession and softness in commercial real estate markets, the Company has taken steps to reduce its exposure to commercial real estate loans, both for construction of new facilities and permanent loans for commercial facilities, particularly investor-owned facilities.  The focus of the Company’s commercial real estate lending activities is primarily on owner-occupied facilities.  The Company also finances requests for multi-family residences.

Inter-agency guidelines adopted by federal bank regulators mandate that financial institutions establish real estate lending policies with maximum allowable real estate loan-to-value limits, subject to an allowable amount of non-conforming loans as a percentage of capital.  The Board of Directors has approved specific lending policies and procedures for the Company, and management is responsible for implementation of the policies.  The lending policies and procedures include guidelines for loan term, loan-to-value ratios that are within established federal banking guidelines, collateral appraisals and cash flow coverage.  The loan policies also vest varying levels of loan authority in management, the Company’s Loan Committee and the Board of Directors.  Company management monitors lending activities through management meetings, loan committee meetings, monthly reporting, and periodic review of loans by third-party contractors.
Fixed rate and variable rate residential mortgage loans are offered through the Company’s mortgage loan department.  Most residential mortgage loans originated are sold in the secondary market along with the mortgage loan servicing rights.

The Company makes secured and unsecured loans to individuals for various purposes including purchases of automobiles, mobile homes, boats, and other recreational vehicles, home improvements, education, and personal investment.

Merchant and Card Services

The Company provides merchant card payment services, through an outside processor, for its client base, including community-based businesses, not-for-profits, and professional service providers.  This includes processing of credit card transactions and issuance of business credit cards.  This service is an integral part of the Company’s strategy to focus on marketing to community-based business, not-for-profits, and professional service providers.  During 2010, the Company processed approximately $205,000 in credit card transactions for its merchant clients.   The Company also offers credit card services to its business customers and uses an outside vendor for credit card processing.  The Company does not issue credit cards to individuals.

Other Services

The Company provides other traditional commercial and consumer banking services, including cash management products for businesses, on-line banking, safe deposit services, debit and ATM cards, ACH transactions, savings bonds, cashier’s checks, travelers’ checks, notary services and others.  The Company is a member of numerous ATM networks and utilizes an outside processor for the processing of these automated transactions.  The Company has an agreement with MoneyPass, an ATM provider that permits Company customers to use MoneyPass ATM’s located throughout the country at no charge to the customer.

Employees

At December 31, 2010, the Company employed 263 full-time equivalent (“FTE”) employees with 24 FTE’s in the Seattle market, 51 FTE’s in the Portland market, 83 FTE’s in the Eugene market and 105 FTE’s in administrative functions located in Eugene, Oregon.  None of these employees are represented by labor unions, and management believes that the Company’s relationship with its employees is good.  The Company emphasizes a positive work environment for its employees, which is validated by recognition from independent third-parties.  During 2010, the Company was recognized for the tenth consecutive year by Oregon Business Magazine as one of Oregon’s Best 100 Companies for which to work, and was the highest-rated financial institution in the state.  Additionally, the Company was named one of Oregon’s Most Admired Companies by the Portland Business Journal. The Company and its employees have also been recognized for their involvement in the community.  Management continually strives to retain and attract top talent as well as provide career development opportunities to enhance skill levels.  A number of benefit programs are available to eligible employees, including group medical plans, paid sick leave, paid vacation, group life insurance, 401(k) plans, and equity compensation plans.

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

Federal and State Regulation of Pacific Continental Bank

General.  The Bank is an Oregon commercial bank operating in Oregon and Washington with deposits insured by the FDIC.  As a result, the Bank is subject to supervision and regulation by the Oregon Department of Consumer and Business Services (the “Oregon Department”) and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices. Additionally, the Bank’s branches in Washington are subject to supervision and regulation by the Washington Department of Financial Institutions and must comply with applicable Washington laws regarding community reinvestment, consumer protection, fair lending, and intrastate branching.

Community Reinvestment.  The Community Reinvestment Act of 1977 (“CRA”) requires that, in connection with examinations of financial institutions within their jurisdiction, the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. A bank’s community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions and applications to open a branch or facility.

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

Dividends

The principal source of the Company’s cash is from dividends received from the Bank, which are subject to government regulation and limitations.  In addition, capital raises provide another source of cash.  Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Oregon law and Federal Reserve Bank guidelines also limit a bank’s ability to pay dividends that are greater than retained earnings without approval of the applicable state regulators. The Bank entered into an informal agreement with the FDIC, the Oregon Department, and the Federal Reserve, which requires the Bank to obtain advance approval from the FDIC and the Oregon Department prior to paying any dividends or making interest payments on its trust preferred debt. Payment of cash dividends by the Company and the Bank will depend on sufficient earnings to support them and approval of appropriate bank regulatory authorities.

Capital Adequacy

Regulatory Capital Guidelines.  Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

Tier 1 and Tier 2 Capital.  Under the guidelines, an institution’s capital is divided into two broad categories, Tier 1 capital and Tier 2 capital.  Tier 1 capital generally consists of common stockholders’ equity, surplus and undivided profits.  Tier 2 capital generally consists of the allowance for loan losses, hybrid capital instruments, and subordinated debt.  The sum of Tier 1 capital and Tier 2 capital represents an institution’s total capital.  The guidelines require that at least 50% of an institution’s total capital consist of Tier 1 capital.

Risk-based Capital Ratios.  The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk-weighted assets.  The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk.  An institution’s risk-weighted assets are then compared with its Tier 1 capital and total capital to arrive at a Tier 1 risk-based ratio and a total risk-based ratio, respectively.  The guidelines provide that an institution must have a minimum Tier 1 risk-based ratio of 4% and a minimum total risk-based ratio of 8%.

Leverage Ratio.  The guidelines also employ a leverage ratio, which is Tier 1 capital as a percentage of average total assets, less goodwill and intangible assets.  The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators expect an additional cushion of at least 1% to 2%.

Prompt Corrective Action.  Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well-capitalized” to “critically under capitalized.”  Institutions that are “under capitalized” or lower are subject to certain mandatory supervisory corrective actions. At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. During these challenging economic times, the federal banking regulators have actively enforced these provisions.

Regulatory Oversight and Examination

The Federal Reserve conducts periodic inspections of bank holding companies, which are performed both onsite and offsite. The supervisory objectives of the inspection program are to ascertain whether the financial strength of the bank holding company is being maintained on an ongoing basis and to determine the effects or consequences of transactions between a holding company or its non-banking subsidiaries and its subsidiary banks. For holding companies under $10 billion in assets, the inspection type and frequency varies depending on asset size, complexity of the organization and the holding company’s rating at its last inspection.

Banks are subject to periodic examinations by their primary regulators. Bank examinations have evolved from reliance on transaction testing in assessing a bank’s condition to a risk-focused approach. These examinations are extensive and cover the entire breadth of operations of the Bank. Generally, safety and soundness examinations occur on an 18-month cycle for banks under $500 million in total assets that are well-capitalized and without regulatory issues, and on a 12-month cycle otherwise. Examinations alternate between the federal and state bank regulatory agency and may occur on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examinations. However, the examination authority of the Federal Reserve and the FDIC allows them to examine supervised banks as frequently as deemed necessary based on the condition of the Bank or as a result of certain triggering events.  The Bank is party to an informal agreement with the FDIC, the Federal Reserve Bank and the Oregon Department, which outlines specific areas for improvement primarily related to capital levels and levels of classified assets.  In addition, the agreement requires the Bank to obtain advance approval from the FDIC and the Oregon Department before the Bank may pay any dividends to the Company.  At December 31, 2010, management believes it has achieved all objectives and improvements requested in the agreement.

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

As a publicly reporting company, we are subject to the requirements of the Act and related rules and regulations issued by the SEC and NASDAQ. After enactment, we updated our policies and procedures to comply with the Act’s requirements and have found that such compliance, including compliance with Section 404 of the Act relating to internal control over financial reporting, has resulted in significant additional expense for the Company. We anticipate that we will continue to incur such additional expense in our ongoing compliance.

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

The Emergency Economic Stabilization Act of 2008

Emergency Economic Stabilization Act of 2008.  In response to market turmoil and financial crises affecting the overall banking system and financial markets in the United States, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA provides the United States Department of the Treasury (the “Treasury”) with broad authority to implement certain actions intended to help restore stability and liquidity to the U.S. financial markets.

Troubled Asset Relief Program. Under the EESA, the Treasury has authority, among other things, to purchase up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions pursuant to the Troubled Asset Relief Program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase lending to customers and to each other.  Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for TARP. Of this amount, the Treasury allocated $250 billion to the TARP Capital Purchase Program, which funds were used to purchase preferred stock from qualifying financial institutions. After receiving preliminary approval from Treasury to participate in the program, the Company elected not to participate in light of its capital position and due to its ability to raise capital successfully in private equity markets.

Temporary Liquidity Guarantee Program. Another program established pursuant to the EESA is the Temporary Liquidity Guarantee Program (“TLGP”), which (i) removed the limit on FDIC deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2009, and (ii) provided FDIC backing for certain types of senior unsecured debt issued from October 14, 2008, through June 30, 2009. The end-date for issuing senior unsecured debt was later extended to October 31, 2009 and the FDIC also extended the Transaction Account Guarantee portion of the TLGP through December 31, 2010. Financial institutions that did not opt out of unlimited coverage for non-interest bearing accounts were initially charged an annualized 10 basis points on individual account balances exceeding $250,000, and those issuing FDIC-backed senior unsecured debt were initially charged an annualized 75 basis points on all such debt, although those rates were subsequently increased. We elected to fully participate in both parts of the TLGP.

Deposit Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits and are subject to deposit insurance assessments designed to tie what banks pay for deposit insurance more closely to the risks they pose. The Bank has prepaid its quarterly deposit insurance assessments for 2011 and 2012 pursuant to applicable FDIC regulations, but the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in July 2010 required the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments.  As a result, in February 2011, the FDIC approved new rules to, among other things, change the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets (average consolidated total assets minus average tangible equity).  Since the new assessment base is larger than the base used under prior regulations, the rules also lower assessment rates, so that the total amount of revenue collected by the FDIC from the industry is not significantly altered.  The rule also revises the deposit insurance assessment system for large financial institutions, defined as institutions with at least $10 billion in assets.  The rules revise the assessment rate schedule, effective April 1, 2011, and adopt additional rate schedules that will go into effect when the Deposit Insurance Fund reserve ratio reaches various milestones.

Insurance of Deposit Accounts. The EESA included a provision for a temporary increase from $100,000 to $250,000 per depositor in deposit insurance effective October 3, 2008, through December 31, 2010. On May 20, 2009, the temporary increase was extended through December 31, 2013.  The Dodd-Frank Act permanently raises the current standard maximum deposit insurance amount to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.  EESA also temporarily raised the limit on federal deposit insurance coverage to an unlimited amount for non-interest or low-interest bearing demand deposits. Pursuant to the Dodd-Frank Act, unlimited coverage for non-interest transaction accounts will continue upon expiration of the TLGP until December 31, 2012.

Recent Legislation

Dodd-Frank Wall Street Reform and Consumer Protection Act. As a result of the recent financial crises, on July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act is expected to have a broad impact on the financial services industry, including significant regulatory and compliance changes and changes to corporate governance matters affecting public companies.  Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Among other things, the legislation (i) centralizes responsibility for consumer financial protection by creating a new agency responsible for implementing, examining and enforcing compliance with federal consumer financial laws; (ii) applies the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies; (iii) requires the FDIC to seek to make its capital requirements for banks countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction; (iv) changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital; (v) requires the SEC to complete studies and develop rules or approve stock exchange rules regarding various investor protection issues, including shareholder access to the proxy process, and various matters pertaining to executive compensation and compensation committee oversight; (vi) makes permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until December 31, 2012, for non-interest bearing transaction accounts; and (vii) repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, the Bank and the financial services industry more generally.  However, based on past experience with new legislation, it can be anticipated that the Dodd-Frank Act, directly and indirectly, will impact the business of the Company and the Bank and increase compliance costs.

American Recovery and Reinvestment Act of 2009. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. ARRA is intended to help stimulate the economy through a combination of tax cuts and spending provisions applicable to a broad range of areas with an estimated cost of $787 billion. The impact that ARRA may have on the U.S. economy, the Company and the Bank cannot be predicted with certainty.

Overdrafts. On November 17, 2009, the Board of Governors of the Federal Reserve System promulgated the Electronic Fund Transfer rule with an effective date of January 19, 2010, and a mandatory compliance date of July 1, 2010. The rule, which applies to all FDIC-regulated institutions, prohibits financial institutions from assessing an overdraft fee for paying automated teller machine (“ATM”) and one-time point-of-sale debit card transactions, unless the customer affirmatively opts in to the overdraft service for those types of transactions. The opt-in provision establishes requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions. Since a percentage of the Company’s service charges on deposits are in the form of overdraft fees on point-of-sale transactions, this could have an adverse impact on our non-interest income.

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

Statistical Information

All dollar amounts in the following sections, except per common share data, are in thousands of dollars, except where otherwise indicated.

Selected Quarterly Information

The following chart contains data for the last eight quarters ended December 31, 2010.

YEAR	2010				2009
QUARTER	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$15,455	$15,864	$15,902	$16,212	$17,079	$16,982	$16,555	$16,259
Interest expense	2,888	3,106	3,075	3,103	3,295	3,265	3,168	3,108
Net interest income	12,567	12,758	12,827	13,109	13,784	13,717	13,387	13,151
Provision for loan loss	3,250	3,750	3,750	4,250	7,000	8,300	19,200	1,500
Noninterest income	1,493	1,189	922	1,045	1,079	1,109	1,196	1,021
Noninterest expense	8,792	8,188	7,901	8,213	7,452	7,014	8,646	8,050
Net income (loss)	1,191	1,152	1,646	1,103	24	279	(8,129)	2,947

PER COMMON
SHARE DATA
Net income (loss) - (basic)	$0.07	$0.06	$0.09	$0.06	$-	$0.02	$(0.63)	$0.23
Net income (loss) - (diluted)	$0.07	$0.06	$0.09	$0.06	$-	$0.02	$(0.63)	$0.23
Cash dividends	$0.01	$0.01	$0.01	$0.01	$0.01	$0.04	$0.10	$0.10

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	18,405,939	18,399,442	18,397,691	18,393,773	16,862,572	12,872,781	12,872,781	12,811,842
Diluted	18,417,680	18,415,603	18,443,960	18,440,042	16,903,694	12,908,650	12,872,781	12,856,884

Investment Portfolio

The following chart contains information regarding the Company’s investment portfolio.  All of the Company’s investment securities are accounted for as available-for-sale and are reported at estimated fair value.  Temporary differences between estimated fair value and amortized cost, net of deferred taxes, are recorded as a separate component of shareholders’ equity.  Credit-related other-than-temporary impairment is recognized against earnings as a realized loss in the period in which it is identified.

INVESTMENT PORTFOLIO
ESTIMATED FAIR VALUE

	December 31,
	2010	2009	2008
	(dollars in thousands)

U.S. Treasury and other U.S. government
agencies and corporations	$7,262	$5,000	$2,029
States of the U.S. and political subdivisions	32,079	6,709	7,485
Private label mortgage-backed securities	20,061	26,621	21,937
Mortgage-backed securities	194,505	129,288	23,482
Total	$253,907	$167,618	$54,933

The following chart presents the fair value of each investment category by maturity date and includes a weighted average yield for each period.  Mortgage-backed securities have been classified based on their December 31, 2010 projected average lives.

SECURITIES AVAILABLE-FOR-SALE

			After One		After Five
			Year		Years
	One Year		Through		Through		After Ten
	or Less		Five Years		Ten Years		Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Obligations of U.S. government agencies	$-	0.00%	$7,262	2.60%	$-	0.00%	$-	0.00%
Obligations of states and political subdivisions	-	0.00%	4,435	3.90%	25,640	3.44%	2,004	3.40%
Private label mortgage-backed securities	3,191	5.91%	15,084	6.29%	1,786	5.77%	-	0.00%
Mortgage-backed securities	11,984	3.17%	157,557	3.36%	24,964	3.69%	-	0.00%
Total	$15,175	3.75%	$184,338	3.58%	$52,390	3.64%	$2,004	3.40%

Loan Portfolio

Average balances and average rates paid by category of loan for the fourth quarter and full year 2010 are included in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, later in this report.  The following table contains period-end information related to the Company’s loan portfolio for the five years ended December 31, 2010.

LOAN PORTFOLIO

	December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)

Commercial and other loans	$244,764	$239,450	$233,513	$188,940	$169,566
Real estate loans	522,849	538,197	493,738	402,737	410,821
Construction loans	83,455	161,342	223,381	224,403	180,034
Consumer loans	5,900	6,763	7,455	8,226	9,168
	856,968	945,752	958,087	824,306	769,589
Deferred loan origination fees, net	(583)	(1,388)	(1,730)	(1,984)	(2,489)
	856,385	944,364	956,357	822,322	767,100
Allowance for loan losses	(16,570)	(13,367)	(10,980)	(8,675)	(8,284)
	$839,815	$930,997	$945,377	$813,647	$758,816

The following table presents loan portfolio information by loan category related to maturity and repricing sensitivity.  Variable rate loans are included in the time frame in which the interest rate on the loan could be first adjusted.  At December 31, 2010, the Company had approximately $248,276 of variable rate loans at their floors that are included in the analysis below.

MATURITY AND REPRICING DATA FOR LOANS

	Commercial and Other	Real Estate	Construction	Consumer	Total
	(dollars in thousands)
Three months or less	$56,692	$68,114	$70,644	$3,394	$198,844
Over three months through 12 months	3,862	49,573	3,149	236	56,820
Over 1 year through 3 years	37,922	181,539	1,464	317	221,242
Over 3 years through 5 years	48,477	184,069	8,198	1,481	242,225
Over 5 years through 15 years	97,811	27,303	-	381	125,495
Thereafter	-	12,251	-	91	12,342
Total loans	$244,764	$522,849	$83,455	$5,900	$856,968

Loan Concentrations

At December 31, 2010, loans to dental professionals totaled $177,229 and represented 20.7% of outstanding loans.  At December 31, 2010, residential construction loans totaled $22,683 and represented 2.6% of outstanding loans.  In addition, at December 31, 2010, unfunded loan commitments for residential construction totaled $7,740.  Approximately 70.7% of the Company’s loans are secured by real estate. Management believes the granular nature of the portfolio, from industry mix, geographic location and loan size, continues to disperse risk concentration to some degree.

Nonperforming Assets

The following table presents period-end nonperforming loans and assets for the five year periods ended December 31, 2010:

NONPERFORMING ASSETS

	December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)

Nonaccrual loans	$33,026	$32,792	$4,137	$4,122	$-
90 or more days past due and still accruing	-	-	-	-	-
Total nonperforming loans	33,026	32,792	4,137	4,122	-
Government guarantees	(1,056)	(446)	(239)	(451)	-
Net nonperforming loans	31,970	32,346	3,898	3,671	-
Other Real Estate Owned	14,293	4,224	3,806	423	-
Total nonperforming assets	$46,263	$36,570	$7,704	$4,094	$-

Nonperforming assets as a percentage of
of total assets	3.82%	3.05%	0.71%	0.43%	0.00%

If interest on nonaccrual loans had been accrued, such income would have been approximately $2,368, $2,610 and $173, respectively, for years 2010, 2009 and 2008.

Allowance for Loan Loss

The following chart presents information about the Company’s allowance for loan losses.  Management and the Board of Directors evaluate the allowance monthly and consider the amount to be adequate to absorb possible loan losses.

ALLOWANCE FOR LOAN LOSS

	December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)

Balance at beginning of year	$13,367	$10,980	$8,675	$8,284	$7,792
Charges to the allowance
Commercial and other loans	(4,521)	(8,234)	(124)	(350)	(152)
Real estate loans	(5,913)	(4,303)	(353)	-	-
Construction loans	(4,949)	(21,146)	(882)	-	-
Consumer loans	(131)	(198)	(118)	(46)	(71)
Total charges to the allowance	(15,514)	(33,881)	(1,477)	(396)	(223)
Recoveries against the allowance
Commercial and other loans	1,158	56	31	20	91
Real estate loans	2,043	196	119	15	4
Construction loans	509	7	9	-	-
Consumer loans	7	9	23	27	20
Total recoveries against the allowance	3,717	268	182	62	115

Provisions	15,000	36,000	3,600	725	600
Balance at end of the year	$16,570	$13,367	$10,980	$8,675	$8,284

Net charge offs as a percentage of total
average loans	1.30%	3.50%	0.15%	0.04%	0.01%

The following table sets forth the allowance for loan losses allocated by loan type for the five years ended December 31, 2010:

	2010		2009		2008		2007		2006
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial and other loans	$2,230	28.6%	$2,557	25.3%	$2,253	24.4%	$1,515	22.9%	$2,306	22.0%
Real estate loans	4,520	61.0%	4,182	56.9%	3,534	51.5%	3,111	48.9%	4,185	53.4%
Construction loans	8,562	9.7%	4,478	17.1%	4,052	23.3%	3,164	27.2%	1,564	23.4%
Consumer loans	64	0.7%	66	0.7%	63	0.8%	87	1.0%	149	1.2%
Unallocated	1,194	N/A	2,084	N/A	1,078	N/A	798	N/A	80	N/A

Allowance for loan losses	$16,570	100.0%	$13,367	100.0%	$10,980	100.0%	$8,675	100.0%	$8,284	100.0%

During 2010, the Company recorded a provision for loan losses of $15,000 compared to $36,000 for the year 2009.  The decrease in the loan loss provision was due to a significant reduction in exposure to construction and land development loans.  The reduced exposure to risk was further demonstrated by a substantial decrease in the level of net charge offs during 2010 when compared to 2009.  At December 31, 2010, the Company’s recorded investment in nonperforming loans, net of government guarantees, was  $31,970, with a specific allowance of $86 provided for in the ending allowance for loan losses.

While the Company saw some positive trends in fourth quarter 2010 with regard to the overall credit quality of the loan portfolio, management cannot predict the level of the provision for loan losses, the level of the allowance for loan losses, nor the level of nonperforming assets in future quarters as a result of uncertain economic conditions.  At December 31, 2010, and as shown above, the Company’s unallocated reserves were $1,194 or 7.2% of the total allowance for loan losses at year-end.  The decrease in unallocated reserves compared to 2009 was due to improved market conditions.  Management believes that the allowance for loan losses at December 31, 2010 is adequate and that this level of unallocated reserves was prudent in light of the economic conditions and uncertainty that exists in the Northwest markets that the Company serves.

Deposits

Average balances and average rates paid by category of deposit are included in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.  The chart below details period-end information related to the Company’s time deposits at December 31, 2010.  The Company does not have any foreign deposits.  Variable rate deposits are listed by first repricing opportunity.

TIME DEPOSITS

	Time Deposits	Time Deposits
	of $100	of less than	Total
	Or more	$100	Time Deposits
	(dollars in thousands)

2011	$50,349	$65,465	$115,814
2012	7,982	2,667	10,649
2013	4,235	2,036	6,271
2014	712	626	1,338
2015	120	8,096	8,216
Thereafter	106	7,901	8,007
	$63,504	$86,791	$150,295

Borrowings

The Company uses short-term borrowings to fund fluctuations in deposits and loan demand.  The Company’s subsidiary, Pacific Continental Bank, has access to both secured and unsecured overnight borrowing lines.  The secured borrowing lines are collateralized by both loans and securities.  At December 31, 2010, the Company had secured borrowing lines with the Federal Home Loan Bank of Seattle (the “FHLB”) and the Federal Reserve Bank of San Francisco (the “FRB”).  The borrowing line at the FHLB is limited by the lesser of the value of discounted collateral pledged or the amount of FHLB stock held.  At December 31, 2010, the FHLB borrowing line was limited by the amount of discounted collateral pledged, which limited total borrowings to $152,237.  The borrowing line with the FRB is limited by the value of discounted collateral pledged, which at December 31, 2010 was $104,950.  At December 31, 2010, the Company also had unsecured borrowing lines with various correspondent banks totaling $88,000.  At December 31, 2010, there was $278,187 available on secured and unsecured borrowing lines with the FHLB, FRB, and various correspondent banks. The Company did not have any short-term borrowings at December 31, 2010.

SHORT-TERM BORROWINGS

	2010	2009	2008
	(dollars in thousands)

Federal funds purchased, FHLB CMA, Federal Reserve,
& short-term advances
Average interest rate
At year end	N.A.	0.34%	0.48%
For the year	0.48%	0.49%	2.25%
Average amount outstanding for the year	$34,076	$144,026	$182,301
Maximum amount outstanding at any month end	$77,310	$212,001	$213,225
Amount outstanding at year end	$-	$118,025	$193,000

At December 31, 2010, the Company had FHLB borrowings totaling $67,000 with a weighted average interest rate of 3.1% and a remaining average maturity of approximately 2.3 years. More information on long-term borrowings can be found in Note 9 in the Notes to Consolidated Financial Statements in Item 8 below.

The Company’s other long-term borrowings consist of $8,248 in junior subordinated debentures originated on November 28, 2005, and due on January 7, 2036.  The interest rate on the debentures was 6.265% until January 2011, after which it was converted to a floating rate of three-month LIBOR plus 135 basis points.  At January 7, 2011 (the most recent rate reset date) the interest rate was 1.65%.

ITEM 1A                      Risk Factors

The continued challenging economic environment could have a material adverse effect on our future results of operations or market price of our stock.

The national economy and the financial services sector in particular, are still facing significant challenges.   Substantially all of our loans are to businesses and individuals in western Washington and Oregon, markets facing many of the same challenges as the national economy, including elevated unemployment and declines in commercial and residential real estate values.  Although some economic indicators are improving both nationally and in the markets we serve, unemployment remains high and there remains substantial uncertainty regarding when and how strongly a sustained economic recovery will occur.  A further deterioration in economic conditions in the nation as a whole or in the markets we serve could result in the following consequences, any of which could have an adverse impact, which may be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline:

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

At December 31, 2010, our non-performing loans (which include all nonaccrual loans, net of government guarantees) were 3.73% of the loan portfolio.  At December 31, 2010, our non-performing assets (which include foreclosed real estate) were 3.82% of total assets.  These levels of non-performing loans and assets are at elevated levels compared to historical norms.  Non-performing loans and assets adversely affect our net income in various ways.  Until economic and market conditions improve, we may expect to continue to incur losses relating to non-performing assets.  We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss.  An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile.  While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially.  In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.  There can be no assurance that we will not experience future increases in non-performing assets.

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

In 2009, the FDIC imposed a special deposit insurance assessment of five basis points on all insured institutions, and also required insured institutions to prepay estimated quarterly risk-based assessments through 2012.

The Dodd-Frank Act established 1.35% as the minimum deposit insurance fund reserve ratio. The FDIC has determined that the fund reserve ratio should be 2.0% and has adopted a plan under which it will meet the statutory minimum fund reserve ratio of 1.35% by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum fund reserve ratio to 1.35% from the former statutory minimum of 1.15%.  The FDIC has not announced how it will implement this offset or how larger institutions will be affected by it.

Despite the FDIC’s actions to restore the deposit insurance fund, the fund will suffer additional losses in the future due to failures of insured institutions.  There can be no assurance that there will not be additional significant deposit insurance premium increases, special assessments or prepayments in order to restore the insurance fund’s reserve ratio.  Any significant premium increases or special assessments could have a material adverse effect on the Company’s financial condition and results of operations.

We may not have the ability to continue paying dividends on our common stock at current or historic levels.

Our ability to pay dividends on our common stock depends on a variety of factors.  On November 17, 2010, we announced a quarterly dividend of $0.01 per share, payable December 15, 2010, which was a continuation of the prior quarter’s dividend.  For the year 2010, the Company paid $0.04 per share in dividends.  There can be no assurance that we will be able to continue paying quarterly dividends commensurate with historic levels, if at all.   Cash dividends will depend on sufficient earnings to support them and approval of appropriate bank regulatory authorities.

We may be required, in the future, to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Our securities portfolio contains whole loan private mortgage-backed securities and currently includes securities with unrecognized losses.  We may continue to observe volatility in the fair market value of these securities.  We evaluate the securities portfolio for any other-than-temporary-impairment (“OTTI”) each reporting period, as required by generally accepted accounting principles.  In the second quarter of 2010, we recognized OTTI of $226 on five of our private-label mortgage-backed securities.  There can be no assurance that future evaluations of the securities portfolio will not require us to recognize additional impairment charges with respect to these and other holdings.

In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB.  At December 31, 2010, we had stock in the FHLB of Seattle totaling $10,652.  The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  The FHLB has discontinued the repurchase of their stock and discontinued the distribution of dividends.  As of December 31, 2010, we did not recognize an impairment charge related to our FHLB stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB will not necessitate the recognition of an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our reported earnings.

At December 31, 2010, we had $22,031 of goodwill on our balance sheet.  In accordance with generally accepted accounting principles, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists.  Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions.  There can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material.  At December 31, 2010, we did not recognize an impairment charge related to our goodwill.

Recent levels of market volatility were unprecedented and we cannot predict whether they will return.

From time-to-time over the last few years, the capital and credit markets have experienced volatility and disruption at unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.  If similar levels of market disruption and volatility return, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

We cannot accurately predict the ultimate effects of recent legislation or the various governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets, on the Company and on the Bank. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations and the trading price of our common stock.

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

From time-to-time, particularly in the current uncertain economic environment, we may consider alternatives for raising capital when opportunities present themselves, in order to further strengthen our capital and/or better position ourselves to take advantage of identified or potential opportunities that may arise in the future.  Such alternatives may include issuance and sale of common or preferred stock, trust preferred securities or borrowings by the Company, with proceeds contributed to the Bank.  Any such capital raising alternatives could dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.

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

ITEM 1B                      Unresolved Staff Comments

None

ITEM 2                      Properties

The principal properties of the registrant are comprised of the banking facilities owned by the Bank.  The Company operates fourteen full-service facilities.  The Bank owns a total of eight buildings and, with the exception of two buildings, owns the land on which these buildings are situated.  Significant properties owned by the Bank are as follows:

1)	Three-story building and land with approximately 30,000 square feet located on Olive Street in Eugene, Oregon.
2)	Building with approximately 4,000 square feet located on West 11th Avenue in Eugene, Oregon. The building is on leased land.
3)	Building and land with approximately 8,000 square feet located on High Street in Eugene, Oregon.
4)
Three-story building and land with approximately 31,000 square feet located in Springfield, Oregon.  The Company occupies approximately 5,500 square feet of the first floor and approximately 5,900 square feet on the second floor and leases out, or is seeking to lease out, the remaining space.

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

The Company leases facilities for branch offices in Eugene, Oregon, Downtown Seattle, Washington, Downtown Bellevue, Washington, Downtown Portland, Oregon, and Vancouver, Washington.  In addition, the Company leases a portion of an adjoining building to the High Street office for administrative and training functions.  Management considers all owned and leased facilities adequate for current use.

ITEM 3                      Legal Proceedings

As of the date of this report, neither the Company nor the Bank or any of its subsidiaries is party to any material pending legal proceedings, including proceedings of governmental authorities, other than ordinary routine litigation incidental to the business of the Bank.

ITEM 4                      [Removed and Reserved]

PART II

ITEM 5	Market for Company’s Common Equity, Related Shareholder Matters and Purchases of Equity Securities

Market Information and Shareholders

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol PCBK.  At March 4, 2011, the Company had 18,404,725 shares of common stock outstanding held by approximately 2,498 shareholders of record.

The high, low and closing sales prices (based on daily closing price) for the last eight quarters are shown in the table below.

YEAR	2010				2009
QUARTER	Fourth	Third	Second	First	Fourth	Third	Second	First
Market value:
High	$10.45	$9.61	$12.19	$11.58	$12.37	$11.78	$13.27	$14.96
Low	8.25	8.05	9.43	9.25	8.54	9.46	10.79	9.99
Close	10.06	9.05	9.47	10.50	11.44	10.53	12.13	12.92

Dividends

The Company pays cash dividends on a quarterly basis, typically in March, June, September and December of each year.  The Board of Directors considers the dividend amount quarterly and takes a broad perspective in its dividend deliberations including a review of recent operating performance, capital levels, projected capital levels, loan concentrations as a percentage of capital and growth projections.  The Board also considers dividend payout ratios, dividend yield, and other financial metrics in setting the quarterly dividend.   The Company declared and paid cash dividends of $0.04 per share for the year ended December 31, 2010.  That compares to cash dividends of $0.25 per share paid for the year ended December 31, 2009.  Regulatory authorities may prohibit the Company from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements.  Current guidance from the Federal Reserve provides, among other things, that dividends per share generally should not exceed earnings per share, measured over the previous four fiscal quarters.  The Company’s dividends per share did not exceed earnings per share in 2010.  Future dividends will depend on sufficient earnings to support them, along with approval of the Board and appropriate bank regulatory authorities.

Equity Compensation Plan Information

	Year Ended December 31, 2010
	Number of shares to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of shares remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved
by security holders(1)	908,608	$13.68	183,090

Equity compensation plans not
approved by security holders	0	$0.00	0

Total	908,608	$13.68	183,090

(1) Under the Company’s respective equity compensation plans, the Company may grant incentive stock options and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to its employees and directors, however only employees may receive incentive stock options.
(2) All amounts have been adjusted to reflect subsequent stock splits and stock dividends.

Performance graph

The information contained in the following chart entitled “Total Return Performance” is not considered to be “soliciting material”, or “filed”, or incorporated by reference in any past or future filing by the Company under the Securities Exchange Act of 1934 or the Securities Act of 1933 unless and only to the extent that the Company specifically incorporates it by reference.

STOCK PERFORMANCE GRAPH

The above graph and following table compares the total cumulative shareholder return on the Company’s Common Stock, based on reinvestment of all dividends, to the cumulative total returns of the Russell 2000 Index and SNL Securities $1 Billion to $5 Billion Bank Asset Size Index.  The graph assumes $100 invested on December 31, 2005, in the Company’s Common Stock and each of the indices.

		Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Pacific Continental Corporation	100.00	124.66	90.24	111.12	86.76	76.62
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
SNL Bank $1B-$5B	100.00	115.72	84.29	69.91	50.11	56.81

ITEM 6                                Selected Financial Data

Selected financial data for the past five years is shown in the table below.
($ in thousands, except for per share data)

	2010	2009	2008	2007	2006
For the year
Net interest income	$51,261	$54,039	$49,271	$43,426	$40,057
Provision for loan losses	15,000	36,000	3,600	725	600
Noninterest income	4,649	4,405	4,269	3,925	4,401
Noninterest expense	33,094	31,162	29,562	25,861	23,791
Income tax expense (benefit)	2,724	(3,839)	7,439	7,830	7,412
Net income (loss)	5,092	(4,879)	12,939	12,935	12,655
Cash dividends	736	3,272	4,797	4,175	3,381

Per common share data (1)
Net income (loss):
Basic	$0.28	$(0.35)	$1.08	$1.09	$1.09
Diluted	0.28	(0.35)	1.08	1.08	1.08
Cash dividends	0.04	0.25	0.40	0.35	0.29
Book value	9.35	9.01	9.62	9.01	8.17
Tangible book value	8.13	7.77	7.72	7.07	6.16
Market value, end of year	10.06	11.44	14.97	12.52	17.68

At year end
Assets	$1,210,176	$1,199,113	$1,090,843	$949,271	$885,351
Loans, less allowance for loan loss (2)	841,931	930,997	945,787	813,647	760,957
Available-for-sale securities	253,907	167,618	54,933	53,994	38,783
Core deposits (3)	895,838	771,986	615,832	615,892	580,210
Total deposits	958,959	827,918	722,437	644,424	641,272
Shareholders' equity	172,238	165,662	116,165	107,509	95,735
Tangible equity (4)	149,780	142,981	93,261	84,382	72,109

Average for the year
Assets	$1,189,289	$1,129,971	$1,019,040	$903,932	$825,671
Earning assets	1,086,677	1,051,315	945,856	832,451	755,680
Loans, less allowance for loan loss (2)	887,594	943,788	882,742	785,132	712,563
Available-for-sale securities	198,507	96,549	51,908	42,857	38,677
Core deposits (3)	827,082	703,894	613,243	590,713	533,861
Total deposits	904,169	782,835	699,623	654,631	605,814
Interest-paying liabilities	799,638	810,380	732,466	627,569	567,708
Shareholders' equity	170,758	135,470	111,868	103,089	90,238

Financial ratios
Return on average:
Assets	0.43%	-0.43%	1.27%	1.43%	1.53%
Equity	2.98%	-3.60%	11.57%	12.55%	14.02%
Tangible equity (4)	3.44%	-4.33%	14.56%	16.23%	19.12%
Avg shareholders' equity / avg assets	14.36%	11.99%	10.98%	11.40%	10.93%
Dividend payout ratio	14.45%	NM	37.07%	32.28%	26.72%
Risk-based capital:
Tier I capital	15.86%	14.38%	10.07%	10.02%	9.97%
Total capital	17.10%	15.63%	11.16%	10.98%	11.01%

(1) Per common share data is retroactively adjusted to reflect the 10% stock dividend of 2007.
(2) Outstanding loans include loans held-for-sale.
(3) Core deposits include all demand, interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.
(4) Tangible equity excludes goodwill and core deposit intangible related to acquisitions. See Management's
Discussion and Analysis of Financial Condition and Results of Operations -"Results of Operations Overview"
in Item 7 of this report for a reconciliation of non-GAAP financial measures.
NM - Not meaningful

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

•	the local housing or real estate market could continue to decline;
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

HIGHLIGHTS

			% Change		% Change
	2010	2009	2010 vs. 2009	2008	2009 vs. 2008
Net income (loss)	$5,092	$(4,879)	NM	$12,939	NM
Operating revenue (1)	55,910	58,444	-4.3%	53,540	9.2%

Earnings (loss) per share
Basic	$0.28	$(0.35)	NM	$1.08	NM
Diluted	$0.28	$(0.35)	NM	$1.08	NM

Assets, period-end	$1,210,176	$1,199,113	0.9%	$1,090,843	9.9%
Loans, period-end (2)	856,385	944,364	-9.3%	956,357	-1.3%
Core deposits, period-end (3)	895,838	771,986	16.0%	615,832	25.4%
Deposits, period-end	958,959	827,918	15.8%	722,437	14.6%

Return on average assets	0.43%	-0.43%		1.27%
Return on average equity	2.98%	-3.60%		11.57%
Return on average tangible equity (4)	3.44%	-4.33%		14.56%

Net interest margin (5)	4.72%	5.19%		5.27%
Efficiency ratio	59.19%	53.32%		55.21%

(1) Operating revenue is defined as net interest income plus noninterest income.
(2) Excludes loans held-for-sale and allowance for loan losses.
(3) Defined by the Company as demand, interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.
(4) Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.
(5) Presentation of net interest margin from prior years has been adjusted due to the exclusion of FHLB stock from interest-earning assets. This resulted in an increase to previously reported net interest margin of approximately 5 basis points.
NM - Not meaningful

Results of Operations - Overview

For the year 2010, the Company recorded net income of $5,092, compared to a net loss of $4,879 in 2009.  The increase in 2010 income from the prior year was primarily due to a reduction in exposure to construction and land development loans which led to lower provision for loan losses in 2010 as net credit losses decreased significantly.  The Company’s earnings before provision for loan losses and taxes were $22,816, down 16.4% from the prior year.  The decline in 2010 earnings before provision for loan losses and taxes when compared to the prior year was due to a $2,534 drop in operating revenue (defined as net interest income plus noninterest income) combined with a $1,932 increase in noninterest expense.  The decrease in 2010 operating revenue was due to a $2,778 drop in net interest income, which was partially offset by a $244 increase in noninterest income.  Net interest income fell in 2010 when compared to 2009 primarily due to changes in the asset mix and subsequent margin compression.

The Company recorded a net loss of $4,879 for 2009 compared to net income of $12,939 in 2008.  The net loss recorded in 2009 and decline in income from the prior year were primarily due to the $36,000 provision for loan losses in 2009 associated with the deterioration of the credit quality of the loan portfolio and the weak economic conditions that significantly affected real estate values.  This resulted in higher credit losses in 2009 compared to 2008.  Earnings before provision for loan losses and taxes in 2009 were $27,282, up 13.8% over the prior year.  Operating revenue for the year 2009 was up 9.2% over the year 2008 and was primarily driven by growth in net interest income, which accounted for 92.5% of total operating revenue in 2009.  The improvement in 2009 net interest income was primarily the result of 11.3% growth in average earning assets.

Period-end assets at December 31, 2010, were $1,210,176, up $11,063 or 0.9% from December 31, 2009, asset totals.  While there was little growth in total assets during the year, there was a significant change in the mix of assets.  During 2010, the securities portfolio grew by $86,289, which was offset by $88,784 of contraction in the loan portfolio.  The Company continued to experience strong growth in outstanding core deposits during 2010, which were up $123,852 or 16.0% over the prior year-end due to expanding existing deposit relationships and through the development of new deposit relationships.  During the past two years, the Company’s core deposit base has increased $280,006.

Average assets for the year 2010 were $1,189,289, up $59,318 over last year, as growth in average securities and investments was partially offset by a decline in average loans.  Average core deposits for the year 2010 were $827,082, up $123,188 or 17.5% over last year with average demand deposits showing a 20.2% increase over 2009.

During 2011, the Company believes the following factors could impact reported financial results:

▪
The recent national, regional, and local recession and the continuing effect on loan demand, the credit quality of existing clients with lending relationships, and vacancy rates of commercial real estate properties, since a significant portion of our loan portfolio is secured by real estate;

▪
A slowing real estate market, and increases in residential home inventories for sale, and the impact on residential construction lending, delinquency and default rates of existing residential construction loans in the Company’s portfolio, residential mortgage lending and refinancing activities of existing homeowners;

▪
Changes and volatility in interest rates negatively impacting yields on earning assets and the cost of interest-bearing liabilities, thus negatively affecting the net interest margin and net interest income;

▪	The availability of wholesale funding sources due to disruption in the financial and capital markets;

▪	The ability to manage noninterest expense growth in light of anticipated increases in regulatory expenses, and expenses related to resolving problem loans; and

▪	The ability to attract and retain qualified and experienced bankers in all markets.

Reconciliation of non-GAAP financial information

Management utilizes certain non-GAAP financial measures to monitor the Company’s performance.  While we believe the presentation of non-GAAP financial measures provides additional insight into our operating performance, readers of this report are urged to review the GAAP results as presented in the Financial Statements and Supplementary Data in Item 8 below.

The Company presents a computation of tangible equity along with tangible book value and return on average tangible equity.  The Company defines tangible equity as total shareholders’ equity before goodwill and core deposit intangible assets.  Tangible book value is calculated as tangible equity divided by total shares outstanding.  Return on average tangible equity is calculated as net income divided by average tangible equity.  We believe that tangible equity and certain tangible equity ratios are meaningful measures of capital adequacy which may be used when making period-to-period and company-to-company comparisons.  Tangible equity and tangible equity ratios are considered to be non-GAAP financial measures and should be viewed in conjunction with total shareholders’ equity, book value and return on average equity.  The following table presents a reconciliation of total shareholders’ equity to tangible equity.

	2010	2009	2008
Total shareholders' equity	$172,238	$165,662	$116,165
Subtract:
Goodwill	(22,031)	(22,031)	(22,031)
Core deposit intangibles	(427)	(650)	(873)
Tangible shareholders' equity (non-GAAP)	$149,780	$142,981	$93,261

Book value	$9.35	$9.01	$9.62
Tangible book value (non-GAAP)	$8.13	$7.77	$7.72

Return on average equity	1.57%	-3.60%	11.57%
Return on average tangible equity (non-GAAP)	1.81%	-4.33%	14.56%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited.  Although we believe these non-GAAP financial measure are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.”  The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows.  References to GAAP issued by the FASB in this report are to the “FASB Accounting Standards Codification”, sometimes referred to as the “Codification” or “ASC”.  The FASB finalized the Codification effective for periods ending on or after September 15, 2009.  Prior FASB Statements, Interpretations, Positions, EITF consensuses, and AICPA Statements of Position are no longer being issued by the FASB.  The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made.  However, when referring to guidance issued by the FASB, the Company refers to topics in the ASC rather than the specific FASB statement.  We have updated references to GAAP in this report to reflect the guidance in the Codification.

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods.  Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2010, in Item 8 of this report.  Management believes that the following policies and those disclosed in the Notes to Consolidated Financial Statements should be considered critical under the SEC definition:

Allowance for Loan Losses and Reserve for Unfunded Commitments

The allowance for loan losses on outstanding loans is classified as a contra-asset account offsetting outstanding loans, and the allowance for unfunded commitments is classified as an “other” liability on the balance sheet.  The allowance for loan losses is established through a provision for loan losses charged against earnings.  The balances of the allowance for loan losses for outstanding loans and unfunded commitments are maintained at an amount management believes will be adequate to absorb known and inherent losses in the loan portfolio and commitments to loan funds.  The appropriate balance of the allowance for loan losses is determined by applying loss factors to the credit exposure from outstanding loans and unfunded loan commitments.  Estimated loss factors are based on subjective measurements including management’s assessment of the internal risk classifications, changes in the nature of the loan portfolios, industry concentrations, and the impact of current local, regional, and national economic factors on the quality of the loan portfolio.  Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

Goodwill and Intangible Assets

At December 31, 2010, the Company had $22,458 in goodwill and other intangible assets.  In accordance with financial accounting standards, assets with indefinite lives are no longer amortized, but instead are periodically tested for impairment.  Management performs an impairment analysis of its goodwill and intangible assets with indefinite lives at least annually and has determined that there was no impairment as of December 31, 2010, 2009 and 2008.

Share-based Compensation

Consistent with the provisions of FASB ASC 718, Stock Compensation, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation, we recognize expense for the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period).  The requisite service period may be subject to performance conditions.  The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model.  Management assumptions utilized at the time of grant impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately, the expense that will be recognized over the life of the option.  Additional information is included in Note 1 of the Notes to Consolidated Financial Statements in Item 8, below.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2010, in Item 8 of this report.  None of these pronouncements are expected to have a significant effect on the Company’s financial condition or results of operations.

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

4th Quarter 2010 Compared to 4th Quarter 2009

Two tables follow which analyze the changes in net interest income for the fourth quarter 2010 and fourth quarter 2009.  Table I “Average Balance Analysis of Net Interest Income”, provides information with regard to average balances of assets and liabilities, as well as associated dollar amounts of interest income and interest expense, relevant average yields or rates, and net interest income as a percent of average earning assets.  Table II “Analysis of Changes in Interest Income and Interest Expense”, shows the increase (decrease) in the dollar amount of interest income and interest expense and the differences attributable to changes in either volume or rates.

The Company’s net interest margin for the fourth quarter 2010 was 4.60% compared to 5.07% for the fourth quarter 2009.  Quarterly margins in 2009 have been adjusted to remove FHLB stock from interest-earning assets.  Table I shows the yield on earning assets for the fourth quarter 2010 of 5.66% was down 62 basis points from fourth quarter 2009 earning asset yields.  The decline in earning asset yields was the result of: 1) a decline in yields on securities available-for-sale; 2) a decline in yields on loans resulting from interest reversals on loans placed on nonaccrual status during the quarter and interest lost on loans on nonaccrual status; and 3). a change in the mix of earning assets as average lower yielding securities represented 22% of total average earning assets in fourth quarter 2010 compared to 13% in fourth quarter 2009.  A portion of the decline in loan yields was mitigated by the Company’s use of floors on variable rate loans.  At December 31, 2010, interest rate floors were active on $248,276 of the Company’s variable rate loan portfolio.

Table I also shows that the rates paid on interest-bearing core deposits and interest-bearing wholesale funding did not move down as fast as the decline in earning asset yields, thus causing the net interest margin to compress by 47 basis points.  The cost of interest-bearing core deposits dropped 36 basis points, while the cost of interest-bearing wholesale funding moved up 90 basis points.  The total cost of interest-bearing liabilities decreased 15 basis points in fourth quarter 2010 when compared to fourth quarter 2009.  The decline in core deposit rates was due to reductions in pricing throughout 2010 as competitive pressures abated for deposits by all financial institutions.  The increase in the cost of wholesale deposits and funding was the result of extending maturities on these instruments throughout 2010 in order to mitigate the Company’s liability sensitive interest rate position.

Table I also shows the difference between the cost of interest-bearing core deposits and wholesale funding.  Overall, interest-bearing core deposits in fourth quarter 2010 had a rate of 1.15% or 159 basis points lower than wholesale funding costs at 2.74%.  This spread widened significantly in 2010 when compared to the same quarter last year when the cost of interest-bearing core deposits was only 33 basis points below the cost of interest-bearing wholesale funding.  This widening was again the result of extending maturities on wholesale funding at a higher cost to mitigate interest rate risk, while the cost of core deposits fell.  In addition, the Company significantly reduced its level of low cost short-term funding at the Federal Reserve Bank of San Francisco and the FHLB of Seattle that also contributed to the increase in the cost of wholesale funding in fourth quarter 2010 when compared to fourth quarter 2009.

Table II shows the changes in net interest income due to rate and volume for the quarter ended December 31, 2010 as compared to the quarter ended December 31, 2009.  Interest income including loan fees for the fourth quarter 2010 decreased by $1,630 from the same period last year.  Changes in the mix of earning asset volumes, specifically the reduction in higher yielding loans and increase in lower yielding securities, caused interest income to drop by $586 while lower yields on earning assets decreased interest income by $1,044.  The rate/volume analysis shows that interest expense for the quarter ended December 31, 2010, decreased by $412 from last year, as changes in mix of liability volumes caused interest expense to drop by $181, while lower rates reduced interest expense by $231.

Table I
Average Balance Analysis of Net Interest Income
(dollars in thousands)

	Three Months Ended			Three Months Ended
	December 31, 2010			December 31, 2009
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	(Expense)	Rates	Balance	(Expense)	Rates
Interest earning assets
Federal funds sold and interest bearing deposits	$839	$5	2.36%	$362	$1	1.10%
Securities available-for-sale:
Taxable	214,499	1,714	3.17%	139,053	1,361	3.88%
Tax-exempt	19,067	153	3.18%	5,465	48	3.48%
Loans held-for-sale	1,568	12	3.04%	643	9	5.55%
Loans, net of deferred fees and allowance (1) (2)	847,198	13,565	6.35%	934,102	15,660	6.65%
Total interest earning assets	1,083,171	15,449	5.66%	1,079,625	17,079	6.28%

Non earning assets
Cash and due from banks	25,424			19,023
Premises and equipment	21,023			20,224
Goodwill & intangible assets	22,486			22,708
Interest receivable and other (3)	44,930			33,938
Total non earning assets	113,863			95,893

Total assets	$1,197,034			$1,175,518

Interest bearing liabilities
Money market and NOW accounts	$520,294	$(1,263)	-0.96%	$454,916	$(1,463)	-1.28%
Savings deposits	33,100	(65)	-0.78%	28,069	(86)	-1.22%
Time deposits - core (4)	87,383	(527)	-2.39%	92,849	(636)	-2.72%
Total interest bearing core deposits	640,777	(1,855)	-1.15%	575,834	(2,185)	-1.51%

Time deposits - non-core	68,663	(369)	-2.13%	61,525	(288)	-1.86%
Federal funds purchased	3,394	(5)	-0.58%	5,633	(8)	-0.56%
FHLB & FRB borrowings	68,435	(538)	-3.12%	163,473	(686)	-1.66%
Trust preferred	8,248	(116)	-5.58%	8,248	(128)	-6.16%
Total interest-bearing wholesale funding	148,740	(1,028)	-2.74%	238,879	(1,110)	-1.84%
Total interest bearing liabilities	789,517	(2,883)	-1.45%	814,713	(3,295)	-1.60%

Noninterest bearing liabilities
Demand deposits	229,526			188,310
Interest payable and other	4,671			5,520
Total noninterest liabilities	234,197			193,830
Total liabilities	1,023,714			1,008,543
Shareholders' equity	173,320			166,975
Total liabilities and shareholders' equity	$1,197,034			$1,175,518
Net interest income		$12,566			$13,784
Net interest margin (5)		4.60%			5.07%

(1) Nonaccrual loans have been included in average balance totals.
(2) Interest income includes recognized loan origination fees of $21 and $254 for the three months ended December 31, 2010 and 2009, respectively.
(3) Federal Home Loan Bank stock is included in interest receivable and other assets.
(4) Defined by the Company as demand, interest checking, money market, savings and local non-
public time deposits, including local non-public time deposits in excess of $100.
(5) Presentation of net interest margin from prior years has been adjusted due to the exclusion of FHLB stock from interest earning assets. This resulted in an increase to previously reported net interest margin of approximately 5 basis points.

Table II
Analysis of Changes in Interest Income and Interest Expense
(dollars in thousands)

	Three Months Ended
	December 31, 2010
	compared to December 31, 2009
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest bearing deposits	$1	$3	$4
Securities available-for-sale:
Taxable	738	(385)	353
Tax-exempt	119	(14)	105
Loans held-for-sale	13	(10)	3
Loans, net of deferred fees and allowance	(1,457)	(638)	(2,095)
Total interest earning assets	(586)	(1,044)	(1,630)

Interest paid on:
Money market and NOW accounts	210	(410)	(200)
Savings deposits	15	(36)	(21)
Time deposits - core (1)	(37)	(72)	(109)
Total interest bearing core deposits	188	(518)	(330)

Time deposits - non-core	33	48	81
Federal funds purchased	(3)	-	(3)
FHLB & FRB borrowings	(399)	251	(148)
Trust preferred	-	(12)	(12)
Total interest-bearing wholesale funding	(369)	287	(82)
Total interest bearing liabilities	(181)	(231)	(412)

Net interest income	(405)	(813)	(1,218)

(1) Defined by the Company as demand, interest checking, money market, savings and local non-
public time deposits, including local non-public time deposits in excess of $100.

2010 Compared to 2009

Two tables follow which analyze the changes in net interest income for the years 2010, 2009 and 2008.  Table III “Average Balance Analysis of Net Interest Income,” provides information with regard to average balances of assets and liabilities, as well as associated dollar amounts of interest income and interest expense, relevant average yields or rates, and net interest income as a percent of average earning assets.  Table IV, “Analysis of Changes in Interest Income and Interest Expense,” shows the increase (decrease) in the dollar amount of interest income and interest expense and the differences attributable to changes in either volume or rates.

The net interest margin for the full year 2010 was 4.72% a decline of 47 basis points from the 5.19% net interest margin for the year 2009.  Margins in 2009 have been adjusted to remove FHLB stock from interest-earning assets.  Table III shows that earning asset yields declined by 59 basis points for the year 2010 when compared to 2009 from 6.43% to 5.84%.  The decline in earning assets yields was primarily due to the following factors: 1) a decline in yields on securities available for sale; 2) a decline in yields on loans resulting from interest reversals on loans placed on nonaccrual status during the quarter and interest lost on loans on nonaccrual status; and 3) a change in the mix of earning assets as average lower yielding securities represented 18.3% of total average earning assets for the year 2010 compared to 9.3% in 2009.

Table III also shows the overall cost of interest-bearing liabilities for the year 2010 was down 7 basis points from 1.59% in 2009 to 1.52% in 2010.  While the cost of interest-bearing core deposits fell by 26 basis points in 2010 from 2009, the cost of interest-bearing wholesale funding moved up 64 basis points from 1.66% in 2009 to 2.30% in 2010.  Wholesale funding costs in 2010 increased over the prior year as throughout 2010, the Company extended maturities on its wholesale funding to mitigate its liability sensitive interest rate risk position.  In addition wholesale funding costs increased in 2010 as the Company significantly reduced its use of low cost overnight and short-term borrowings at the FHLB of Seattle and FRB of San Francisco as evidenced by the $100,243 decline in average borrowings for 2010 when compared to 2009.

The year-to-date December 31, 2010, rate/volume analysis shows that interest income including loan fees decreased by $3,457 from last year.  Higher volumes of earning assets, specifically securities, increased interest income by $1,517 and lower rates on earning assets decreased interest income by $4,974.  Most of the decline in interest income from lower rates was due to the lower yield on the securities portfolio.  The rate/volume analysis shows that interest expense for the year 2010 decreased by only $679 from last year.  Overall, increased volumes or changes in volume mix decreased the interest expense by $149 while lower rates on interest-bearing liabilities decreased interest expense by $530.

2009 Compared to 2008

The net interest margin for the full year 2009 was 5.19%, a decline of 8 basis points from the 5.27% net interest margin reported for the year 2008.  Margins in 2009 and 2008 have been adjusted to remove FHLB stock from interest-earning assets. Table III shows that earning asset yields declined by 62 basis points for the year 2009 when compared to 2008 from 7.05% to 6.43%.  The decline in earning assets yields was due primarily to the 57 basis point drop in the yield on loans, which resulted from the rapidly declining interest rate environment experienced throughout 2008 and 2009 that lowered yields on the Company’s variable rate loan portfolio.  The Company’s use of interest rate floors on its variable rate loan portfolio mitigated a further decline in loan yields.

Table III also shows the overall cost of interest-bearing liabilities was down 69 basis points from 2.28% in 2008 to 1.59% in 2009.  This decline can be attributed to the falling rate environment during late 2008 and into 2009 plus the relatively short-maturity structure of the Company’s wholesale funding which permitted rapid refinancing of funding at much lower rates throughout the year as noted by the 127 basis point decline in the cost of interest-bearing wholesale funding from 2.93% in 2008 to 1.66% in 2009.  Table III also shows that the spread between the cost of interest-bearing core deposits and interest-bearing wholesale funding narrowed significantly in 2009 when compared to 2008.  Interest-bearing core deposits were 12 basis points below the cost of interest-bearing wholesale funding in 2009, while in 2008, the cost of interest-bearing core deposits was 108 basis points below the cost of interest-bearing wholesale funding.

The rate/volume analysis shows that interest income including loan fees increased by $945 from 2008 to 2009.  Higher volumes of earning assets, both securities and loans, increased interest income by $6,908 and lower yields on earning assets decreased interest income by $5,963.  Most of the decline in interest income from lower rates was due to the lower yield on the loan portfolio.  The rate/volume analysis shows that interest expense for the year 2009 decreased by $3,823 from 2008, as higher volumes and changes in mix of deposits and wholesale funding categories caused interest expense to increase by $2,032, which was more than offset by lower rates, which decreased interest expense by $5,855.  The change in mix and volumes of interest-bearing wholesale funding combined with much lower rates paid on wholesale funding were the primary drivers of lower interest expense in 2009 when compared to 2008.

Table III
Average Balance Analysis of Net Interest Income
(dollars in thousands)

	Twelve Months Ended			Twelve Months Ended			Twelve Months Ended
	December 31, 2010			December 31, 2009			December 31, 2008
		Interest	Average		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	(Expense)	Rates	Balance	(Expense)	Rates	Balance	(Expense)	Rates
Interest earning assets
Federal funds sold and interest bearing deposits	$576	$11	1.91%	$326	$5	1.53%	$554	$20	3.61%
Securities available-for-sale:
Taxable	188,740	6,284	3.33%	91,100	4,713	5.17%	46,608	2,682	5.75%
Tax-exempt	9,767	328	3.36%	5,449	195	3.58%	5,300	196	3.70%
Loans held-for-sale	864	35	4.05%	767	35	4.56%	390	17	4.36%
Loans, net of deferred fees and allowance (1) (2)	886,730	56,775	6.40%	943,021	61,942	6.57%	882,352	63,030	7.14%
Total interest earning assets	1,086,677	63,433	5.84%	1,040,663	66,890	6.43%	935,204	65,945	7.05%

Non earning assets
Cash and due from banks	21,121			17,590			18,241
Premises and equipment	20,813			20,396			20,955
Goodwill & intangible assets	22,571			22,794			23,018
Interest receivable and other (3)	38,107			28,528			21,622
Total non earning assets	102,612			89,308			83,836

Total assets	$1,189,289			$1,129,971			$1,019,040

Interest bearing liabilities
Money market and NOW accounts	$489,777	$(5,189)	-1.06%	$422,497	$(5,525)	-1.31%	$379,657	$(6,584)	-1.73%
Savings deposits	30,785	(286)	-0.93%	24,410	(325)	-1.33%	21,228	(183)	-0.86%
Time deposits - core (4)	90,366	(2,360)	-2.61%	77,101	(2,239)	-2.90%	42,566	(1,427)	-3.35%
Total interest bearing core deposits	610,928	(7,835)	-1.28%	524,008	(8,089)	-1.54%	443,451	(8,194)	-1.85%

Time deposits - non-core	77,087	(1,458)	-1.89%	78,941	(1,464)	-1.85%	56,380	(1,948)	-3.46%
Federal funds purchased	22,038	(44)	-0.20%	17,603	(83)	-0.47%	22,094	(578)	-2.62%
FHLB & FRB borrowings	81,337	(2,325)	-2.86%	181,580	(2,691)	-1.48%	202,293	(5,456)	-2.70%
Trust preferred	8,248	(510)	-6.18%	8,248	(524)	-6.35%	8,248	(498)	-6.04%
Total interest-bearing wholesale funding	188,710	(4,337)	-2.30%	286,372	(4,762)	-1.66%	289,015	(8,480)	-2.93%
Total interest bearing liabilities	799,638	(12,172)	-1.52%	810,380	(12,851)	-1.59%	732,466	(16,674)	-2.28%

Noninterest bearing liabilities
Demand deposits	216,154			179,886			169,792
Interest payable and other	2,739			4,235			4,914
Total noninterest liabilities	218,893			184,121			174,706
Total liabilities	1,018,531			994,501			907,172
Shareholders' equity	170,758			135,470			111,868
Total liabilities and shareholders' equity	$1,189,289			$1,129,971			$1,019,040
Net interest income		$51,261			$54,039			$49,271
Net interest margin (5)		4.72%			5.19%			5.27%

(1) Nonaccrual loans have been included in average balance totals.
(2) Interest income includes recognized loan origination fees of $538, $1,294 and $1,843 for the years ended 2010, 2009, and 2008, respectively.
(3) Federal Home Loan Bank stock is included in interest receivable and other assets.
(4) Defined by the Company as demand, interest checking, money market, savings, and local non-public time deposits, including local non-public time deposits in excess of $100.
(5) Presentation of net interest margin from prior years has been adjusted due to the exclusion of FHLB stock from interest earning assets. This resulted in an increase to previously reported net interest margin of approximately 5 basis points.

Table IV
Analysis of Changes in Interest Income and Interest Expense
(dollars in thousands)

	2010 compared to 2009			2009 compared to 2008
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest bearing deposits	$4	$2	$6	$(8)	$(7)	$(15)
Securities available-for-sale:
Taxable	5,051	(3,480)	1,571	2,560	(529)	2,031
Tax-exempt	155	(22)	133	6	(7)	(1)
Loans held-for-sale	4	(4)	-	16	2	18
Loans, net of deferred fees and allowance	(3,697)	(1,470)	(5,167)	4,334	(5,422)	(1,088)
Total interest earning assets	1,517	(4,974)	(3,457)	6,908	(5,963)	945

Interest paid on:
Money market and NOW accounts	880	(1,216)	(336)	743	(1,802)	(1,059)
Savings deposits	85	(124)	(39)	27	115	142
Time deposits - core (1)	385	(264)	121	1,158	(346)	812
Total interest bearing core deposits	1,350	(1,604)	(254)	1,928	(2,033)	(105)

Time deposits - non-core	(34)	28	(6)	780	(1,264)	(484)
Federal funds purchased	21	(60)	(39)	(117)	(378)	(495)
FHLB & FRB borrowings	(1,486)	1,120	(366)	(559)	(2,206)	(2,765)
Trust preferred	-	(14)	(14)	-	26	26
Total interest-bearing wholesale funding	(1,499)	1,074	(425)	104	(3,822)	(3,718)
Total interest bearing liabilities	(149)	(530)	(679)	2,032	(5,855)	(3,823)

Net interest income	$1,666	$(4,444)	$(2,778)	$4,876	$(108)	$4,768

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

The provision for loan losses totaled $15,000 in 2010 compared to $36,000 in 2009.  The decrease in the provision for 2010 when compared to 2009 was primarily due to a significant reduction in exposure to construction and land development loans.  These loans totaled $83,455 or 9.7% of outstanding loans at December 31, 2010, down $77,877 from the $161,342 or 17.1% of outstanding loans reported at December 31, 2009.  The Company’s reduced exposure to risk was further evidenced by a substantial decrease in net loan charge offs during the current year.  Net loan charge offs totaled $11,797 in 2010 compared to $33,613 in 2009.  The decline in net charge offs was primarily centered in construction and land development loans.  Net charge offs in this category were $4,440 in 2010 compared to $20,950 in 2009.

The provision for loan losses totaled $36,000 in 2009 compared to $3,600 in 2008.  The increase in the provision for 2009 when compared to 2008 was due to weak economic conditions, which significantly affected the housing market, particularly impacting construction loans, which resulted in deterioration of overall credit quality of the loan portfolio.  This deterioration led to significant net loan charge offs during 2009 totaling $33,613.  Of this amount, $20,950 or 62.3% were related to residential construction and land development loans.

At December 31, 2010, the Company had $46,263 in nonperforming assets, net of government guarantees, or 3.82% of total assets, compared to $36,570 or 3.05% of total assets at December 31, 2009.  The schedule below provides a more detailed breakdown of nonperforming assets by loan type at December 31, 2010, when compared to December 31, 2009:

NONPERFORMING ASSETS
	December 31, 2010	December 31, 2009
Nonaccrual loans
Real estate secured loans:
Permanent loans:
Multifamily residential	$1,010	$-
Residential 1-4 family	6,123	704
Owner-occupied commercial	1,322	375
Non-owner-occupied commercial	8,428	-
Other loans secured by real estate	538	1,097
Total permanent real estate loans	17,421	2,176
Construction loans:
Multifamily residential	1,985	4,409
Residential 1-4 family	2,493	4,903
Commercial real estate	1,671	5,537
Commercial bare land and acquisition & development	391	2,338
Residential bare land and acquisition & development	1,032	8,122
Other	-	-
Total real estate construction loans	7,572	25,309

Total real estate loans	24,993	27,485
Commercial loans	8,033	5,268
Consumer loans	-	39
Other loans	-	-
Total nonaccrual loans	33,026	32,792
90 days past due and accruing interest	-	-
Total nonperforming loans	33,026	32,792
Nonperforming loans guaranteed by government	(1,056)	(446)
Net nonperforming loans	31,970	32,346
Foreclosed assets	14,293	4,224
Total nonperforming assets, net of guaranteed loans	$46,263	$36,570

Nonperforming loans to outstanding loans	3.73%	3.43%
Nonperforming assets to total assets	3.82%	3.05%

Nonperforming assets at December 31, 2010, consist of $31,970 of nonaccrual loans (net of $1,056 in government guarantees) and $14,293 of foreclosed assets. Total nonperforming assets at December 31, 2010, were up $9,693 over nonperforming assets at December 31, 2009.  While the Company was able to resolve many of its problem real estate construction loans as evidenced by the $17,737 decline in nonperforming loans in this category, there was a significant increase in problem loans totaling $15,245 in permanent real estate loans, primarily related to permanent residential 1-4 family loans and non-owner occupied commercial real estate loans.  Other real estate owned at December 31, 2010, consisted of 18 properties.  The most significant other real estate properties at December 31, 2010, were a residential land development property valued at $5,772, a commercial land development loan valued at $1,013, and a commercial construction property valued at $4,389.

While nonperforming assets showed a year-over-year increase of $9,693, the Company made significant progress during the fourth quarter 2010 in lowering nonperforming assets.  On a linked-quarter basis, nonperforming assets declined $11,699 at December 31, 2010, when compared to the end of the third quarter 2010.  The reduction in fourth quarter 2010 nonperforming assets was primarily due to the resolution of three large problem credits.

The allowance for loan losses at December 31, 2010, was $16,570 (1.93% of gross outstanding loans, excluding loans held-for-sale) compared to $13,367 (1.42% of loans) and $10,980 (1.15% of loans) at years ended 2009 and 2008, respectively.  At December 31, 2010, the Company has also reserved $101 for possible losses on unfunded loan commitments, which is classified in other liabilities.  The 2010 ending allowance includes $86 in specific allowance for $31,970 in nonperforming loans (net of government guarantees). At December 31, 2009, the Company had $32,346 in nonperforming loans (net of government guarantees) with a specific allowance of $6 assigned.

While the Company saw some positive trends in fourth quarter 2010 with its resolution of problem assets and stabilization in credit quality, management cannot predict the level of the provision for loan losses, the level of the allowance for loans losses, nor the level of nonperforming assets in future quarters as a result of uncertain economic conditions.  At December 31, 2010, and as shown in this document in Item 8, Notes to Consolidated Financial Statements, Note 3, the Company’s unallocated reserves were $1,194 or 7.2% of the total allowance for loan losses at year-end.  Management believes that the allowance for loan losses at December 31, 2010, is adequate and this level of unallocated reserves was prudent in light of the economic conditions and uncertainty that exists in the Northwest markets that the Company serves.

Noninterest Income

Noninterest income is derived from sources other than fees and interest on earning assets.  The Company’s primary sources of noninterest income are service charge fees on deposit accounts, merchant bankcard activity, and business credit card interchange, which is classified in the other noninterest income category.

2010 Compared to 2009

Noninterest income for the year 2010 was $4,649, up $244 or 6% over noninterest income of $4,405 reported for the full year 2009.  Excluding the $226 OTTI recognized during the second quarter 2010, noninterest income would have been up $470 over last year.  For the year 2010, other fee income, which consists primarily of merchant bankcard fees, was up $309 or 26% as sales transaction volumes rose significantly in 2010 when compared to last year.  Total transaction volume in 2010 was nearly $205,000 compared to approximately $173,000 in 2009.  The other income category was up $269 or 27% due to increased business credit card interchange, one-time fee income of $164 related to other real estate rental income and a fee related to the disposition of problem loans.  In addition, during 2010, the Company recorded a $45 gain on sale of securities.  The increase in these categories was offset by declines in account service charges of $139 and mortgage banking revenues of $36.  Account service charges were down due to lower volumes of not sufficient funds (“NSF”) and overdraft (“OD”) fees and a decline in hard dollar fee income from analyzed business accounts.  The decline in NSF/OD fees reflects continued trends of lower transaction volumes.  The decline in hard dollar fee income on analyzed accounts was the result of higher balances maintained by clients and a higher earnings credit during 2010, both of which contributed to lower levels of fees collected on analyzed accounts.  The decline in mortgage revenues of $36 was related to a much lower level of new originations as home sales volumes and refinancing opportunities continued to drop due to the decline in home values.

2009 Compared to 2008

Noninterest income in 2009 was $4,405, up $136 or 3% from the $4,269 reported for the year 2008.  The increase in 2009 noninterest income when compared to 2008 was primarily attributable to a $175 increase in service charges on deposit accounts and a $146 increase in mortgage banking revenues.  Service charges on deposit accounts increased due to a lower earnings credit rate, which increased fees on analyzed business accounts, while mortgage banking revenues were up in 2009 over 2008 due to the low interest rate environment combined with federal tax rebates available to first-time home buyers both of which spurred higher levels of mortgage loan originations in 2009 when compared to 2008.  These increases were partially offset by declines in bankcard processing fee income and the other interest income category.  Bankcard processing fee income of $1,196 was down $72 from last year due to lower volumes of transactions due to economic conditions.  The decline of $100 in the other interest income category was primarily the result of a one-time gain of approximately $70 recorded during 2008 on disposal of equipment at the Company’s Bellevue office, which was damaged during a falling crane incident.

Noninterest Expense

Noninterest expense represents all expenses other than the provision for loan losses and interest costs associated with deposits and other interest-bearing liabilities.  It incorporates personnel, premises and equipment, data processing and other operating expenses.

2010 Compared to 2009

For the year 2010 noninterest expense was $33,094, up $1,932 or 6% from the year 2009.  All categories of expense were up over the prior year with the exception of business development costs, which were down $228 in 2010 when compared to last year.  Total personnel expenses were up by $666, primarily due to increases in base salaries, equity-based and incentive compensation, group insurance, and 401k contributions totaling approximately $1,051.  Increases in these categories were partially offset by an increase in loan origination costs of $479, which are booked as a credit against salary expenses.  Incentive compensation and the 401k contributions are performance-based payments and were significantly lower in 2009 as a result of the net loss reported for the year.  Equity-based compensation increased as a result of accruals for cash-settled stock appreciation rights.  Group insurance expense in 2009 was also significantly lower than the current year as actual claims experience was lower than projected resulting in reversals of accruals for the Company’s self-insured medical plan during 2009.  In addition to personnel expense, FDIC assessments, other real estate expense and the other expense category also showed significant increases, up $216, $496 and $457 respectively.  The increase in FDIC assessments was the result of increased premiums combined with higher levels of deposits.  When the $510 expense in 2009 for the special assessment is excluded, FDIC assessments would have been up $726 in 2010 over 2009.  The increase in other real estate expense was primarily due to valuation write downs taken throughout 2010 as property values continued to decline.  The increase in the other expense category was primarily due to the increase in legal fees and repossession and collection costs associated with the resolution of problem loans.

2009 Compared to 2008

Noninterest expense for the year 2009 was $31,162, up $1,600 or 5% over the $29,562 reported for the year 2008.  The increase in noninterest expense for the year 2009 over 2008 was primarily attributable to a $1,474 increase in FDIC insurance assessment, a $698 increase in other real estate expense, and a $693 increase in the other expense category.  The increase in FDIC insurance assessment resulted from growth in core deposits, increase premium rates during the year 2009, and a $510 special assessment made during the second quarter 2009.  Other real estate expense increased in 2009 over 2008 primarily due to $598 in valuation write downs that occurred during 2009.  The growth in the other expense category was mostly attributable to a $381 increase in legal fees primarily related to legal work performed on problem loans during 2009.  The increase in these expenses was partially offset by a $1,098 decline in personnel expense in 2009 when compared to 2008.  The decline in personnel expense was due to reductions in accruals for incentive compensation, 401k accruals, and group insurance expense on the Company’s self-insured medical plan.  Incentive and 401k accruals declined due to the significant drop in overall corporate financial performance, while group insurance expense declined due to a lower claims experience.

BALANCE SHEET

Securities Available-for-sale

At December 31, 2010, the Company had $253,907 in securities classified as available-for-sale.  At December 31, 2010, $24,913 of these securities were pledged as collateral for FHLB of Seattle borrowings, public deposits in Oregon and Washington, and to the Federal Reserve Bank of San Francisco to support balances in its Treasury, Tax and Loan deposit account.

At December 31, 2010, the securities available-for-sale totaled $253,907, up $86,289 over December 31, 2009.  At December 31, 2010, the portfolio had an unrealized taxable gain of $1,956 compared to an unrealized taxable loss of $432 at December 31, 2009.  During 2010, the Company purchased $134,485 in new securities, while receiving $47,734 in cash flow from maturities and pay downs on mortgage-back securities.  Purchases during the year 2010 were high-quality agency mortgage-backed securities, many of which were zero percent risk-weighted, bullet agencies, and longer-term taxable and tax-exempt municipals. These purchases were part of a three-pronged strategy to 1) add liquidity to the asset side of the balance sheet; 2) provide earnings in light of declining loan volumes and growth in core deposits; and 3) hedge the balance sheet against a rates-up scenario due to the Company’s liability sensitive position.  However, due to the prospect of a low interest rate environment for an extended period of time, the Company expanded purchases of longer-term municipals to take advantage of the steep yield curve and provide additional income.  At December 31, 2010, the portfolio had an average life of 3.8 years and duration of 3.3 years.  That compares to an average life and duration of 2.6 years and 2.3 years, respectively at December 31, 2009.  While a portion of the increase in average life and duration were related to purchases of longer-term municipals, the increase was also influenced by the extension of average life in the agency mortgage-backed securities portfolio.  The extension of the average life of the agency mortgage-backed portion of the portfolio was related to the rise in long-term interest rates that occurred during the latter half of the fourth quarter 2010, which is expected to slow refinancing activity.  Also, despite the increase in the average life, the portfolio is structured to spin off sufficient cash flow to allow reinvestment at higher rates should interest rates move up further.  In a rates unchanged environment, approximately $58,000 in cash is anticipated during 2011.  Going forward, the portfolio is expected to increase moderately and purchases will be dependent upon core deposit growth, loan growth, and the Company’s interest rate risk position.

At year-end 2010, $20,061 or 7.9% of the total securities portfolio was composed of private-label mortgage-backed securities. This portfolio consists of 34 individual securities.  During the second quarter 2010, management determined it was prudent to recognize OTTI on five of its private-label mortgage-backed securities as based on analysis, it was determined that is was unlikely the full amount of the Company’s investment would be collected on these securities.  The OTTI resulted in a principal write down of $226.  Management reviews monthly all available information, including current and projected default rates and current and projected loss severities, related to the collectability of its potentially impaired investment securities and determined no additional OTTI was required during the remainder of 2010.  However, recognition of additional OTTI on these five securities and other securities in the private-label mortgage-backed portion of the portfolio is possible in future quarters depending upon economic conditions, default rates on home mortgages, loss severities on foreclosed homes, unemployment levels, and home values.

In management’s opinion, the remaining securities in the portfolio in an unrealized loss position are considered only temporarily impaired. The Company has no intent, nor is it more likely than not, that it will be required to sell its impaired securities before their recovery.  The impairment is due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.  The decline in value of these securities has resulted from current economic conditions.  Although yields on these securities may be below market rates during the period, no loss of principal is expected.

Loans

At December 31, 2010, outstanding loans, net of deferred loan fees and excluding loans held for sale, were $856,385, down $87,979 from outstanding loans of $944,364 at December 31, 2009.  A summary of outstanding loans by market for the years ended December 31, 2010 and 2009, follows:

Loans			2010 vs. 2009
	Balance	Balance	$ Increase	% Increase
	December 31, 2010	December 31, 2009	(Decrease)	(Decrease)
Eugene Market	$256,979	$259,435	$(2,456)	-0.9%
Portland Market	404,965	435,304	(30,339)	-7.0%
Seattle Market	194,441	249,625	(55,184)	-22.1%
Total	$856,385	$944,364	$(87,979)	-30.0%

All three of the Company’s primary markets showed a decline in outstanding loans at December 31, 2010, when compared to December 31, 2009.  The decrease in Portland and Seattle market loans was most pronounced with Portland market loans declining 7.0% and Seattle market loans down 22.1%.  The decline in loans in these markets was primarily related to a planned contraction in residential and commercial construction loans in these two markets.  A portion of the contraction in these two markets was offset by increased lending in permanent commercial real estate loans and commercial and industrial loans, primarily related to new loans in the health care industry, including dental related loans.  The Eugene market on the other hand saw much less contraction in outstanding loans from the prior year as this market was not as exposed to real estate lending, thus new production nearly offset contraction.

Despite the 2010 contraction in the loan portfolio, the Company experienced improved lending activity during the year when compared to the prior year with $325,727 in loan production, including both new and renewed loans, of which $138,821 were new loans.  The Company continued to expand outstanding loans to dental professionals during the year 2010 well.  Outstanding loans to dental professionals at December 31, 2010, totaled $177,229 compared to $158,433 at December 31, 2009.  The growth in this portfolio was reported net of approximately $6,200 of dental loans participated to another financial institution during the second quarter 2010.  In addition to growth in the dental industry, growth was also experienced in the wider health care field with loans to physicians, surgeons, optometrists, family practitioners, and medical specialists.

Detailed credit quality data can be found in Note 3 of the Notes to Consolidated Financial Statements, in Item 8 below.  Additionally, more detailed information on the loan portfolio, including outstanding loans by type, maturity structure, and repricing characteristics of the portfolio, can be found in the statistical information section of Item 1, Business and in Note 3 of the Notes to Consolidated Financial Statements in Item 8 below.

Goodwill and Intangible Assets

At December 31, 2010, the Company had a recorded balance of $22,031 in goodwill from the November 30, 2005 acquisition of NWB Financial Corporation and its wholly-owned subsidiary Northwest Business Bank (“NWBF”).  In addition, at December 31, 2010, the Company had $427 core deposit intangible assets resulting from the acquisition of NWBF.  The core deposit intangible was determined to have an expected life of approximately seven years and is being amortized through November 2012 using the straight-line method.  During 2010, the Company amortized $223 of the core deposit intangible.  In accordance with generally accepted accounting principles, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment.  Management performed an impairment analysis at December 31, 2010, and determined there was no impairment of the goodwill at the time of the analysis.

Deferred Tax Assets

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  At December 31, 2010, the Company had a net deferred tax asset of $10,188.  Deferred tax assets are reviewed for recoverability and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain.  In light of the Company’s historical performance, management anticipates that the deferred tax assets will be fully utilized to offset future income taxes and that no valuation allowance is required.  Additional disclosures regarding the components of the net deferred tax asset are included in Note 11 of the Notes to Consolidated Financial Statements in Item 8 of this document.

Deposits

Outstanding deposits at December 31, 2010, were $958,959, an increase of $131,041 over outstanding deposits of $827,918 at December 31, 2009.  Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and local time deposits, including local time deposits in excess of $100, were $895,838, up $123,852 from outstanding core deposits of $771,986 at December 31, 2009.  At December 31, 2010 and 2009, core deposits represented 93% of total deposits in both years.  A summary of outstanding deposits by market for the years 2010 and 2009 follows:

Deposits			2010 vs. 2009
	Balance	Balance	$ Increase	% Increase
	December 31, 2010	December 31, 2009	(Decrease)	(Decrease)
Eugene Market core deposits	$538,011	$492,012	$45,999	9.3%
Portland Market core deposits	239,991	165,716	74,275	44.8%
Seattle Market core deposits	117,836	114,258	3,578	3.1%
Total core deposits	895,838	771,986	123,852	16.0%
Other deposits	63,121	55,932	7,189	12.9%
Total	$958,959	$827,918	$131,041	15.8%

All three of the Company’s primary markets showed an increase in deposits, with the Portland market exhibiting the largest increase.  All three markets were successful in acquiring new deposit relationships and deepening existing relationships with existing clients.  Because of its strategic focus on business banking and banking for not-for-profits, the Company attracts a number of large depositors that account for a significant portion of the core deposit base.  At December 31, 2010, large depositors, generally defined as relationships with $1,000 or more in deposits, accounted for $320,468 of the Company’s total core deposit base and represented 35.8% of outstanding core deposits.  For more information on the Company’s large depositors and management of these relationships, see the Liquidity Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this document.  Additional information on deposits may also be found in Note 7 of the Notes to Consolidated Financial Statements in Item 8 of this document.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures at December 31, 2010, which were issued in conjunction with the 2005 acquisition of NWBF and had an interest rate of 6.265% that was fixed through January 2011.  In January 2011, the rate on the junior subordinated debentures changed to three-month LIBOR plus 135 basis points.  The current rate on junior subordinated debentures is 1.65%.  As of December 31, 2010, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital purposes.  Additional information regarding the terms of the junior subordinated debentures, including maturity/repricing dates and interest rate, is included in Note 10 of the Notes to Consolidated Financial Statements in Item 8 below.

CAPITAL RESOURCES

Capital is the shareholders’ investment in the Company.  Capital grows through the retention of earnings and the issuance of new stock whether through stock offerings or through the exercise of stock options.  Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Shareholders’ equity at December 31, 2010, was $172,238, an increase of $6,576 over December 31, 2009.  The increase in shareholders’ equity during 2010 was the result of an increase in retained earnings combined with an increase in accumulated comprehensive income.

The Federal Reserve Board and the FDIC have in place guidelines for risk-based capital requirements applicable to U.S. bank holding companies and banks.  These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet.  Under the guidelines, capital strength is measured in three ways: first by measuring Tier 1 capital to leverage assets, followed by capital measurement in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios.  These guidelines require a minimum of 4% Tier 1 capital to leverage assets, 4% Tier 1 capital to risk-weighted assets, and 8% total capital to risk-weighted assets.  In order to be classified as well-capitalized, the highest capital rating, by the Federal Reserve and FDIC, these three ratios must be in excess of 5.00%, 6.00% and 10.00%, respectively.  The Company’s leverage capital ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio were 13.38%, 15.86% and 17.10%, respectively at December 31, 2010, all ratios being well above the minimum well-capitalized designation.  At December 31, 2010, the Bank’s leverage capital ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio were 12.58%, 14.92% and 16.16%, also all well over the minimum well-capitalized designation by the FDIC.

The Company pays cash dividends on a quarterly basis, typically in March, June, September and December of each year.  The Board of Directors considers the dividend amount quarterly and takes a broad perspective in its dividend deliberations including a review of recent operating performance, capital levels and concentrations of loans as a percentage of capital, and growth projections.  The Board also considers dividend payout ratios, dividend yield and other financial metrics in setting the quarterly dividend.  The Company declared and paid cash dividends of $0.04 per share for the year 2010, compared to $0.25 for the year 2009.

Subsequent to the end of the year, the Board of Directors at its February 15, 2011, meeting, approved a dividend of $0.01 per share to be paid on March 15, 2011.  The Company has sufficient liquidity to maintain this level of dividend throughout 2011 if approved by regulators and would not require any dividend from the Bank to the Company in support of this level of cash dividend to shareholders.

The Company projects that earnings retention in 2011 and existing capital will be sufficient to fund anticipated organic asset growth while maintaining a well-capitalized designation from all regulatory agencies.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Company commits to extensions of credit and issues letters of credit.  The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products.  In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract.  Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  At December 31, 2010, the Company had $104,813 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Company to guarantee performance of a customer to a third party.  The credit risk involved is essentially the same as that involved in extending loan facilities to customers.  At December 31, 2010, the Company had $1,493 in letters of credit and financial guarantees written.

The Company has certain other financial commitments.  These future financial commitments at December 31, 2010, are outlined below:

Contractual Obligations
(dollars in thousands)	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Junior subordinated debentures	$8,248	$-	$-	$-	$8,248
FHLB borrowings	67,000	10,000	38,000	17,000	2,000
Time deposits	150,295	115,814	16,920	9,554	8,007
Operating lease obligations	6,124	984	1,634	816	2,690
	$231,667	$126,798	$56,554	$27,370	$20,945

LIQUIDITY AND CASH FLOWS

Liquidity is the term used to define the Company’s ability to meet its financial commitments.  The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds.  The Company derives liquidity through core deposit growth, maturity of investment securities and loan payments.  Core deposits include demand, interest checking, money market, savings and local time deposits including local non-public time deposits in excess of $100. Additional liquidity and funding sources are provided through the sale of loans, sales of securities, access to national CD markets, and both secured and unsecured borrowings.  The Company uses a number of measurements to monitor its liquidity position on a daily, weekly and monthly basis, which includes its ability to meet both short-term and long-term obligations, and requires the Company to maintain a certain amount of liquidity on the asset side of its balance sheet.  The Company also prepares quarterly projections of its liquidity position 30 days, 90 days, 180 days and 1 year into the future.  In addition, the Company prepares a Liquidity Contingency Plan at least semi-annually that is strategic in nature and forward-looking to test the ability of the Company to fund a liquidity shortfall arising from various events.  The Liquidity Contingency Plan is presented and reviewed by the Company’s Asset and Liability Committee.

Core deposits at December 31, 2010, were $895,838 and represented 93% of total deposits.  During 2010, the Company experienced strong growth in its core deposit base, which increased $123,852 or 16% over outstanding core deposits at December 31, 2009.  Growth in core deposits was strong in all three of the Company’s primary markets.  Since outstanding loans continued to decline during 2010, the Company used the growth in core deposits to pay down its wholesale funding and fund $86,289 of growth in its securities portfolio.  At December 31, 2010, the Company’s securities portfolio totaled $253,907 and represented 21% of total assets.  At December 31, 2010, $24,913 of the securities portfolio was pledged to support public deposits and a portion of the Company’s secured borrowing line at the FHLB leaving $228,994 of the securities portfolio unencumbered and available for sale.  In addition, at December 31, 2010, the Company had $40,649 of government guaranteed loans that could be sold in the secondary market at a premium that also supported the Company’s liquidity position.

Due to its strategic focus to market to specific segments, the Company has been successful in developing deposit relationships with several large clients, which are generally defined as deposit relationships of $1,000 or more, which are closely monitored by management and Company officers.  At December 31, 2010, 34 large deposit relationships with the Company account for $320,468 or 35.8% of total outstanding core deposits.  The single largest client represented 5.9% of outstanding core deposits at December 31, 2010.  The loss of this deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity.  During 2009, the Company implemented a 10-point risk-rating system to evaluate each of its large depositors in order to assist management in its daily monitoring of the volatility of this portion of its core deposit base.  The risk-rating system attempts to determine the stability of the deposits of each large depositor, evaluating among other things the length of time the depositor has been with the Company and the likelihood of loss of individual large depositor relationships.  Company management and officers maintain close relationships and hold regular meetings with its large depositors to assist in management of these relationships.  The Company expects to maintain these relationships and believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients and regularly tests its ability to mitigate the loss of multiple large depositor relationships in its Liquidity Contingency Plan.

At December 31, 2010, the Company had secured borrowing lines with the Federal Home Loan Bank of Seattle (“FHLB”) and the Federal Reserve Bank of San Francisco (“FRB”), along with unsecured borrowing lines with various correspondent banks totaling $345,187.  The Company’s secured lines with the FHLB and FRB were limited by the amount of collateral pledged.  At December 31, 2010, the Company had pledged $152,237 in discounted collateral value in commercial real estate loans, first and second lien single-family residential loans, multi-family loans, and securities to the FHLB.  Additionally, certain commercial and commercial real estate loans with a discounted value of $104,950 were pledged to the FRB under the Company’s Borrower-In-Custody program.  The Company’s unsecured correspondent bank lines were $88,000.  At December 31, 2010, the Company had $67,000 in borrowings outstanding from the FHLB, $0 outstanding with the Federal Reserve Bank of San Francisco, and $0 outstanding on its overnight correspondent bank lines, leaving a total of $278,187 available on it secured and unsecured borrowing lines.

As disclosed in the Consolidated Statements of Cash Flows in Item 8 of this report, net cash provided by operating activities was $28,366 during 2010.  The difference between cash provided by operating activities and net income largely consisted of non-cash items including a $15,000 provision for loan losses.  Net cash of $24,078 was used in investing activities, consisting principally of $134,485 in purchases of investment securities which was partially offset by net loan principal collections of $62,755 and proceeds from investment securities of $47,734.  Cash provided by financing activities was $4,433 and primarily consisted of an increase in deposits of $131,041 which was partially offset by a net decrease of $126,025 in FHLB and other borrowings.

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

ITEM 7A                     Quantitative and Qualitative Disclosures about Market Risk

The Company’s results of operations are largely dependent upon its ability to manage market risks.  Changes in interest rates can have a significant effect on the Company’s financial condition and results of operations. Although permitted by its funds management policy, the Company does not presently use derivatives such as forward and futures contracts, options or interest rate swaps to manage interest rate risk.  Other types of market risk such as foreign currency exchange rate risk and commodity price risk do not arise in the normal course of the Company’s business activities.

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

Interest rate risk is managed through the monitoring of the Company’s balance sheet by subjecting various asset and liability categories to interest rate shocks and gradual interest rate movements over a one-year period of time.  Interest rate shocks use an instantaneous adjustment in market rates of large magnitudes on a static balance sheet to determine the effect such a change in interest rates would have on the Company’s net interest income and capital for the succeeding twelve-month period.  Such an extreme change in interest rates and the assumption that management would take no steps to restructure the balance sheet does limit the usefulness of this type of analysis.  This type of analysis tends to provide a best-case or worst-case scenario.  In addition to the interest rate shock analysis, the company also prepares a three-year forecast of the balance sheet and income statement using a flat rate scenario i.e. rates unchanged and a most-likely rate scenario where rates are projected to change based on management’s analysis of expected economic conditions and interest rate environment.  This analysis takes into account growth in loans and deposits and management strategies that could be employed to maximize the net interest margin and net interest income.

The Company utilizes in-house asset/liability modeling software, ProfitStar, to determine the effect changes in interest rates have on net interest income. Interest rate shock scenarios are modeled in a parallel shift of the yield curve in 100 basis point increments (plus or minus) in the federal funds rate.  The Company shocks the balance sheet at one, two and three years into the future to provide management with both short-term and long-term interest rate risk information.  Although certain assets and liabilities may have similar repricing characteristics, they may not react correspondingly to changes in market interest rates.  In the event of a change in interest rates, prepayment of loans and early withdrawal of time deposits would likely deviate from those previously assumed.  Increases in market rates may also affect the ability of certain borrowers to make scheduled principal payments.

The model attempts to account for such limitations by imposing weights on the differences between repricing assets and repricing liabilities within each time segment.  These weights are based on the ratio between the amount of rate change of each category of asset or liability and the amount of change in the federal funds rate.  Certain non-maturing liabilities such as checking accounts and money market deposit accounts are allocated among the various repricing time segments to meet local competitive conditions and management’s strategies.

At December 31, 2010, the Company was liability sensitive, meaning that in a rising rate environment, the net interest margin and net interest income would decline.  The Company’s interest rate risk position was primarily due to three factors: 1) active floors on $248,276 of variable rate loans; 2) a proportional change in the Company’s loan mix as a result of reducing its exposure to certain real estate construction loans, which are typically prime-based variable rate loans; and 3) an increase in the average life of the securities portfolio as a result of purchases of longer-term taxable and tax-exempt municipals and extension of the life of agency mortgage-back securities due to rising long-term rates.  Also contributing to the liability sensitive position is the large percentage of the Company’s core deposit based in the form of money market, NOW accounts and savings accounts may be subject to immediate repricing if market interest rates move up.  Management took steps during 2010 to mitigate the interest rate risk in a rising rate scenario, by extending the maturities of its liabilities through refinancing a portion of it borrowings into long-term FHLB advances and longer-term callable brokered CDs.

The following table shows the estimated impact on net interest income at one year of interest rate changes plus 400 basis points and minus 200 basis points in 100 basis point increments.  The base figure of $51,261 used in the analysis represents the actual net interest income for the year 2010. Due to the various assumptions used for this modeling and potential balance sheet strategies management may implement to mitigate interest rate risk, no assurance can be given that projections will reflect actual results.

Interest Rate Shock Analysis
Net Interest Income and Market Value Performance
($ in thousands)

Projected	Net Interest Income
Interest	$ Estimated	$ Change	Change
Rate Change	Value	From Base	From Base
400	40,368	-10,893	-21.25%
300	42,357	-8,904	-17.37%
200	44,341	-6,920	-13.50%
100	46,950	-4,311	-8.41%
Base	51,261	0	0.00%
-100	51,697	436	0.85%
-200	51,681	420	0.82%

ITEM 8                                Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Pacific Continental Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Pacific Continental Corporation and Subsidiaries (Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Continental Corporation and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Pacific Continental Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Moss Adams LLP

Portland, Oregon
March 11, 2011

 Pacific Continental Corporation and Subsidiary
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$25,424	$16,698
Interest-bearing deposits with banks	267	272
Total cash and cash equivalents	25,691	16,970

Securities available-for-sale	253,907	167,618
Loans held for sale	2,116	745
Loans, less allowance for loan losses and net deferred fees	839,815	930,997
Interest receivable	4,371	4,408
Federal Home Loan Bank stock	10,652	10,652
Property and equipment, net of accumulated depreciation	20,883	20,228
Goodwill and intangible assets	22,458	22,681
Deferred tax asset	10,188	7,177
Taxes receivable	-	5,299
Other real estate owned	14,293	4,224
Prepaid FDIC assessment	4,387	6,242
Other assets	1,415	1,872

Total assets	$1,210,176	$1,199,113

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing demand	$234,331	$202,088
Savings and interest-bearing checking	574,333	475,869
Time $100,000 and over	63,504	68,031
Other time	86,791	81,930
Total deposits	958,959	827,918

Federal funds and overnight funds purchased	-	63,025
Federal Home Loan Bank borrowings	67,000	130,000
Junior subordinated debentures	8,248	8,248
Accrued interest and other payables	3,731	4,260
Total liabilities	1,037,938	1,033,451

Commitments and contingencies (Notes 5 and 15)

Shareholders' equity
Common stock, shares authorized: 50,000,000 at December 31,
2010, and 25,000,000 at December 31, 2009.
shares issued & outstanding: 18,415,132 at December 31,
2010, and 18,393,773 at December 31, 2009.	137,062	136,316
Retained earnings	33,969	29,613
Accumulated other comprehensive gain (loss)	1,207	(267)
	172,238	165,662

Total liabilities and shareholders’ equity	$1,210,176	$1,199,113

See accompanying notes.

Pacific Continental Corporation and Subsidiary
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Interest and dividend income
Loans	$56,810	$61,977	$63,047
Securities	6,612	4,908	2,801
Dividends on Federal Home Loan Bank stock	-	-	91
Federal funds sold & interest-bearing deposits with banks	11	5	20
	63,433	66,890	65,959

Interest expense
Deposits	9,293	9,553	10,142
Federal Home Loan Bank & Federal Reserve borrowings	2,325	2,691	5,456
Junior subordinated debentures	510	524	512
Federal funds purchased	44	83	578
	12,172	12,851	16,688

Net interest income	51,261	54,039	49,271

Provision for loan losses	15,000	36,000	3,600
Net interest income after provision for loan losses	36,261	18,039	45,671

Noninterest income
Service charges on deposit accounts	1,711	1,850	1,675
Other fee income, principally bankcard	1,505	1,196	1,268
Loan servicing fees	94	72	85
Mortgage banking income	270	306	160
Gain on sale of investment securities	45	-	-
Impairment losses on investment securities (OTTI)	(226)	-	-
Other noninterest income	1,250	981	1,081
	4,649	4,405	4,269

Noninterest expense
Salaries and employee benefits	17,657	16,991	18,089
Premises and equipment	3,462	3,225	3,360
Bankcard processing	594	506	546
Business development	1,273	1,501	1,493
FDIC insurance assessment	2,143	1,927	453
Other real estate expense	1,316	820	122
Other noninterest expense	6,649	6,192	5,499
	33,094	31,162	29,562

Income (loss) before income tax provision (benefit)	7,816	(8,718)	20,378
Income tax provision (benefit)	2,724	(3,839)	7,439

Net income (loss)	$5,092	$(4,879)	$12,939

Earnings (loss) per share
Basic	$0.28	$(0.35)	$1.08
Diluted	$0.28	$(0.35)	$1.08

See accompanying notes.

Pacific Continental Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands, except share amounts)

				Accumulated
				Other
	Number	Common	Retained	Comprehensive
	of Shares	Stock	Earnings	Income (Loss)	Total

Balance, January 1, 2008	11,935,897	$77,909	$29,622	$(22)	$107,509

Net income			12,939		12,939
Other comprehensive income:
Unrealized losses on securities				(2,555)
Deferred income taxes				959

Other comprehensive loss				(1,596)	(1,596)

Comprehensive income					11,343
Stock options exercised and related tax benefit	143,794	1,521			1,521
Share-based compensation		589			589
Cash dividends			(4,797)		(4,797)

Balance, December 31, 2008	12,079,691	80,019	37,764	(1,618)	116,165

Net loss			(4,879)		(4,879)
Other comprehensive income:
Unrealized gain on securities				2,158
Deferred income taxes				(807)

Other comprehensive income				1,351	1,351

Comprehensive loss					(3,528)
Stock issuance	6,270,000	55,293			55,293
Stock options exercised and related tax benefit	44,082	440			440
Share-based compensation		564			564
Cash dividends			(3,272)		(3,272)

Balance, December 31, 2009	18,393,773	136,316	29,613	(267)	165,662

Net income			5,092		5,092
Other comprehensive income:
Unrealized gain on securities				2,615
less: realized losses on securities (OTTI)				(226)
Deferred income taxes				(915)

Other comprehensive income				1,474	1,474

Comprehensive income					6,566
Stock issuance	4,952	38			38
Stock options exercised and related tax benefit	16,407	115			115
Share-based compensation		593			593
Cash dividends			(736)		(736)

Balance, December 31, 2010	18,415,132	$137,062	$33,969	$1,207	$172,238

	See accompanying notes.

Pacific Continental Corporation and Subsidiary
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$5,092	$(4,879)	$12,939
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization, net of accretion	4,235	1,535	1,396
Other than temporary impairment on investment securities	226	-	-
Valuation adjustment on foreclosed assets	895	-	-
Loss on sale of foreclosed assets	31	550	119
Gain on sale or write-down of property and equipment	-	-	(25)
Provision for loan losses	15,000	36,000	3,600
Deferred income taxes	(2,110)	(2,054)	(1,633)
Share-based compensation	649	564	626
Excess tax benefit of stock options exercised	(11)	(38)	(59)
Production of mortgage loans held-for-sale	(14,352)	(20,043)	(13,103)
Proceeds from the sale of mortgage loans held-for-sale	12,981	19,708	12,693
Change in:
Interest receivable	37	(386)	(369)
Deferred loan fees	(935)	(342)	(270)
Accrued interest payable and other liabilities	(1,015)	(1,571)	637
Income taxes receivable	5,299	(5,026)	(1,258)
Other assets	2,344	(4,597)	3,139
Net cash provided by operating activities	28,366	19,421	18,432

Cash flows from investing activities:
Proceeds from maturities of available-for-sale investment securities	47,734	28,227	18,618
Purchase of available-for-sale investment securities	(134,485)	(138,704)	(21,923)
Net loan principal collections (originations)	62,755	(26,877)	(130,457)
Purchase of loans	(40)	(211)	(12,120)
Cash paid for acquisitions	-	(60)	(3)
Purchase of property and equipment	(2,131)	(880)	(1,314)
Proceeds on sale of foreclosed assets	3,407	4,905	2,642
Purchase of energy tax credits	(1,318)	(1,772)	(1,000)
Purchase of Federal Home Loan Bank stock	-	-	(6,857)
Net cash used by investing activities	(24,078)	(135,372)	(152,414)

Cash flows from financing activities:
Increase in deposits	131,041	105,480	78,014
Increase (decrease) in federal funds purchased and FHLB
short-term borrowings	(115,525)	(5,975)	52,640
Proceeds from FHLB term advances originated	3,500	1,489,500	1,744,500
FHLB advances paid-off	(14,000)	(1,529,000)	(1,743,500)
Proceeds from stock options exercised	104	402	1,445
Income tax benefit for stock options exercised	11	38	59
Proceeds from stock issuance	38	55,293	-
Dividends paid	(736)	(3,272)	(4,797)
Net cash provided by financing activities	4,433	112,466	128,361
Net increase (decrease) in cash and cash equivalents	8,721	(3,485)	(5,621)
Cash and cash equivalents, beginning of year	16,970	20,455	26,076
Cash and cash equivalents, end of year	$25,691	$16,970	$20,455

Supplemental information:
Noncash investing and financing activities:
Transfers of loans to foreclosed assets	$14,402	$5,213	$6,706
Change in fair value of securities, net of
deferred income taxes	$1,474	$1,351	$(1,596)
Cash paid during the year for:
Income taxes	$4,769	$3,050	7,822
Interest	$12,136	$12,739	16,526

Pacific Continental Corporation and Subsidiary
Notes to Consolidated Financial Statements

In preparing these financial statements, the Company has evaluated events and transactions subsequent to the balance sheet date for potential recognition or disclosure.  All dollar amounts in the following notes are expressed in thousands, except per share data.

1.      Summary of Significant Accounting Policies:

Principles of Consolidation – The consolidated financial statements include the accounts of Pacific Continental Corporation (the “Company”), a bank holding company, and its wholly owned subsidiary, Pacific Continental Bank (the “Bank”) and the Bank’s wholly owned subsidiaries, PCB Service Corporation (which owns and operates bank-related real estate but is currently inactive) and PCB Loan Services Corporation (which owns and operates certain repossessed or foreclosed collateral but is currently inactive).  The Bank provides commercial banking, financing, mortgage lending and other services through fourteen offices located in Western Oregon and Western Washington.  All significant intercompany accounts and transactions have been eliminated in consolidation.

In November 2005, the Company formed a wholly owned Delaware statutory business trust subsidiary, Pacific Continental Corporation Capital Trust (the “Trust”) which issued $8,248 of guaranteed undivided beneficial interests in the Pacific Continental’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”).  Pacific Continental has not consolidated the accounts of the Trust in its consolidated financial statements in accordance with generally accepted accounting principals.  As a result, the junior subordinated debentures issued by Pacific Continental to the issuer trust, totaling $8,248 are reflected on Pacific Continental’s consolidated balance sheet at December 31, 2010, under the caption, “Junior Subordinated Debentures.”  Pacific Continental also recognized its $248 investment in the Trust, which is recorded among “Other Assets” in its consolidated balance sheet at December 31, 2010.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The most significant estimations made by management involve fair value calculations pertaining to financial assets and liabilities, the calculation of the allowance for loan losses, and the impairment assessment for goodwill.

Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from or deposited with banks, interest-bearing balances due from banks, and federal funds sold.  Generally, federal funds are sold for one-day periods.

The Company is required to maintain certain reserves with the Federal Reserve Bank as defined by regulation.  Such reserves totaling $1,382 and $2,991 were maintained within the Company’s cash balances at December 31, 2010 and 2009, respectively.

Securities Available-for-Sale – Securities available-for-sale are held for indefinite periods of time and may be sold in response to movements in market interest rates, changes in the maturity or mix of Company assets and liabilities or demand for liquidity.  Management determines the appropriate classification of securities at the time of purchase.  The Company classified all of its securities as available-for-sale throughout 2010 and 2009.

Securities classified as available-for-sale are reported at estimated fair value based on available market prices.  Net unrealized gains and losses are included in other comprehensive income or loss on an after-tax basis.  Impaired securities are assessed quarterly for the presence of other-than-temporary impairment (“OTTI”).  OTTI is considered to have occurred, (1) if we intend to sell the security, (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis, or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. The “more likely than not” criteria is a lower threshold than the “probable” criteria used under previous guidance.

When OTTI is identified, the amount of the impairment is bifurcated into two components: the amount representing credit loss and the amount related to all other factors.  The amount representing credit loss is recognized against earnings as a realized loss and the amount representing all other factors is recognized in other comprehensive income as an unrealized loss.  Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Interest income on securities available-for-sale is included in income using the level yield method.

Loans Held for Sale and Mortgage Banking Activities – The Company originates residential mortgage loans for resale in the secondary market.  Sales are without recourse and the Company generally does not retain mortgage servicing rights.  Loans held for sale are carried at the lower of cost or market.  Market value is determined on an aggregate loan basis.

Loans and Income Recognition – Loans are stated at the amount of unpaid principal net of loan premiums or discounts for purchased loans, net deferred loan origination fees, discounts associated with retained portions of loans sold, and an allowance for loan losses.  Interest on loans is calculated using the simple-interest method on daily balances of the principal amount outstanding.  Loan origination fees, net of origination costs and discounts, are amortized over the lives of the loans as adjustments to yield.

Nonaccrual Loans
Accrual of interest is discontinued on contractually delinquent loans when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of principal or interest is doubtful.  At a minimum, loans that are past due as to maturity or payment of principal or interest by 90 days or more are placed on nonaccrual status, unless such loans are well-secured and in the process of collection.  Interest income is subsequently recognized only to the extent cash payments are received satisfying all delinquent principal and interest amounts, and the prospects for future payments in accordance with the loan agreement appear relatively certain.  In accordance with GAAP, payments received on nonaccrual loans are applied to the principal balance and no interest income is recognized.

Allowance for Loan Loss Methodology
Management provides for possible loan losses by maintaining an allowance.  The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance when management believes the collection of principal or interest is unlikely.  The allowance is an amount that management considers adequate to absorb possible losses on existing loans based on its evaluation of the collectability of those loans and prior loss experience.  Management’s evaluations take into consideration such factors as changes in the size and nature of the loan portfolio, the overall portfolio quality, the financial condition of borrowers, the level of nonperforming loans, the Company’s historical loss experience, the estimated value of underlying collateral, and current economic conditions that may affect the borrower’s ability to pay.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant subsequent revision as more information becomes available.

The allowance consists of general, specific and unallocated components.  The general component covers all loans not specifically identified for impairment testing.  The specific component relates to loans that are individually assessed for impairment.  The combined general and specific components of the allowance constitute the Company’s allocated allowance for loan losses.  An unallocated allowance may be maintained to provide for credit losses inherent in the loan portfolio that may not have been contemplated in the general risk factors or the specific allowance analysis.

The Company performs regular credit reviews of the loan portfolio to determine the credit quality of the portfolio and the Company’s adherence to underwriting standards. When loans are originated, they are assigned a risk rating that is reassessed periodically during the terms of the loans through the credit review process.  The risk rating categories constitute a primary factor in determining an appropriate amount for the general allowance for loan losses.  The general allowance is calculated by applying risk factors to pools of outstanding loans.  Risk factors are assigned based on management’s evaluation of the losses inherent within each identified loan category.  Loan categories with greater risk of loss are therefore assigned a higher risk factor.  The Company’s ALCO Committee and Board of Directors are responsible for, among other things, regularly reviewing the allowance for loan loss methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles.

Regular credit reviews of the portfolio are performed to identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALCO Committee which reviews loans recommended for impairment.  A loan is considered impaired when, based on current information and events, the Company is unlikely to collect all principal and interest due according to the terms of the loan agreement.  When a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows, except when the sole remaining source of the repayment is the liquidation of the collateral.  In these cases, the current fair value of the collateral, less selling costs is used.  Impairment is recognized as a specific component within the allowance for loan losses if the value of the impaired loan is less than the recorded investment in the loan.  When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses.  Loans specifically reviewed for impairment are excluded from the general allowance calculation to prevent double-counting the loss exposure.  The Company’s ALCO Committee reviews loans recommended for impaired status and those recommended to be removed from impaired status. The Company’s ALCO Committee and Board provide oversight of the allowance for loan losses process and review and approve the allowance methodology on a quarterly basis.

There have been no significant changes to the Company’s loan loss allowance methodology or policies in the periods presented.

Charge off Methodology
When it becomes evident that a loan has a probable loss and is deemed uncollectable, regardless of delinquent status, the loan is charged off.  A partial charge-off will occur to the extent of the portion of the loan that is not well secured and is in the process of collection.  Additionally, a partial charge-off will occur to the extent of the portion of the loan that is not guaranteed by a federal or state government agency and is in the process of collection.  In circumstances whereby it is evident that a government guarantee will not be honored, the loan will be charged-off to the extent of the portion of the loan/lease that is not well secured.  Commercial overdrafts will be charged-off within the month the delinquent checking account becomes 90 days delinquent.

Troubled Debt Restructuring
Loans are reported as a troubled debt restructuring when the Company grants a concession to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include a reduction in the loan rate, forgiveness of principal or accrued interest, extending the maturity date or providing a lower interest rate than would be normally available for a transaction of similar risk. The Company will undertake a restructuring only when it occurs in ways which improve the likelihood that the credit will be repaid in full under the modified terms and in accordance with a reasonable repayment schedule.

Off-Balance Sheet Credit Exposure – A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with the Company’s commitment to lend funds under existing agreements such as letters or lines of credit. Management determines the adequacy of the reserve for unfunded commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. These factors include the quality of the current loan portfolio; the trend in the loan portfolio’s risk ratings; current economic conditions; loan concentrations; loan growth rates; past-due and non-performing trends; evaluation of specific loss estimates for all significant problem loans; historical charge-off and recovery experience; and other pertinent information.  The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance. Provisions for unfunded commitment losses and recoveries on loans commitments previously charged-off are added to the reserve for unfunded commitments, which is included in the Other Liabilities section of the consolidated balance sheets.  At December 31, 2010, the reserve for unfunded loan commitments totaled $101, compared to $246 at December 31, 2009.

Foreclosed Assets – Assets acquired through foreclosure, or deeds in lieu of foreclosure, are initially recorded at fair value, less the estimated cost of disposal, at the date of foreclosure.  Any excess of the loan’s balance over the fair value of the foreclosed collateral is charged to the allowance for loan losses.

Improvements to foreclosed assets are capitalized to the extent that the improvements increase the fair value of the assets.  Expenditures for routine maintenance and repairs of foreclosed assets are charged to expense as incurred.  Management performs periodic valuations of foreclosed assets and may adjust the values to the lower of carrying amount or fair value, less the estimated costs to sell.  Write downs to net realizable value, if any, and disposition gains or losses are included in noninterest income or expense.

Federal Home Loan Bank Stock – The investment in Federal Home Loan Bank (“FHLB”) stock is carried at par value, which approximates its fair value.  As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances.  As of December 31, 2010, the minimum required investment was approximately $2,880.  Stock redemptions are at the discretion of the FHLB.

FHLB stock is generally viewed as long-term investment.  Accordingly, when evaluating FHLB stock for impairment its value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The determination of whether the decline affects the ultimate recoverability is influenced by criteria such as the following:

•	The significance of the decline in net assets of the FHLBs as compared to the capital stock amount for the FHLBs and the length of time this situation has persisted.

•	Commitments by the FHLBs to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBs.

•	The impact of legislative and regulatory changes on the institution and, accordingly, on the customer base of the FHLBs.

•	The liquidity position of the FHLBs.

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

Goodwill and Intangible Assets – Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Goodwill is tested for impairment on an annual basis as of December 31.  Additionally, goodwill is evaluated on an interim basis when events or circumstances indicate that a potential impairment exists.  Goodwill impairment is deemed to exist and is recognized to the extent that the net book value of a reporting unit giving rise to the recognition of goodwill exceeds the estimated fair value.

Advertising – Advertising costs are charged to expense during the year in which they are incurred.  Advertising expenses were $569, $817, and $756 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The Company adopted the provision of FASB ASC 740, Income Taxes, relating to accounting for uncertain tax positions on January 1, 2007.  Uncertain tax positions may arise when the Company takes or expects to take a tax position that is ultimately disallowed by the relevant taxing authority.  The Company files tax returns with the Internal Revenue Service and the Oregon Department of Revenue.  Tax returns for years subsequent to 2007 remain open to examination by these taxing jurisdictions.  Management reviews the Company’s balance sheet, income statement, income tax provision and income tax returns as well as the permanent and temporary adjustments affecting current and deferred income taxes quarterly and assesses whether uncertain tax positions exist.  At December 31, 2010, management does not believe that any uncertain tax positions exist, that are not more-likely-than-not, sustainable upon examination.  The Company’s policy with respect to interest and penalties ensuing from income tax settlements is to recognize them as noninterest expense.

Earnings Per Share – Basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period.  Diluted earnings per share include the effect of common stock equivalents that would arise from the exercise of stock options discussed in Note 13.  Weighted shares outstanding are adjusted retroactively for the effect of stock dividends.

Weighted average shares outstanding at December 31 are as follows:

	2010	2009	2008

Basic	18,399,245	13,961,310	11,980,211
Common stock equivalents attributable
to stock-based compensation plans	13,284	-	48,102

Diluted	18,412,529	13,961,310	12,028,313

Share-Based Payment Plans – Financial accounting standards require companies to measure and recognize compensation expense for all share-based payments at the grant date based on the fair value of the award, as defined in the Financial Accounting Standards Boards’ (FASB) ASC 718, “Stock Compensation,” and include such costs as an expense in our income statements over the requisite service (vesting) period.  The Company adopted FASB ASC 718 using the modified prospective application, whereby the provisions of the statement have been applied prospectively only from the date of adoption for new (issued subsequent to December 31, 2005) and unvested stock option awards for which the requisite service is rendered after the date of adoption.  Thus, the Company recognizes as expense the fair value of stock options issued prior to January 1, 2006, but vesting after January 1, 2006, over the remaining vesting period.  In addition, compensation expense must be recognized for any awards modified, repurchased, or cancelled after the date of adoption.  The Company uses the Black-Scholes option pricing model to measure fair value.

Fair Value Measurements – Generally accepted accounting principles define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820, “Fair Value Measurements” establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources while unobservable inputs reflect our estimates about market data. In general, fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities traded in active markets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Recently Issued Accounting Pronouncements – On June 12, 2009, the FASB issued FASB ASC 860, “Accounting for Transfers of Financial Assets”.  FASB ASC 860 is a revision to preceding guidance and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  In December 2009, the FASB issued Accounting Standards Update No. 2009-16, “Transfers and Servicing – Accounting for Transfers of Financial Assets.”  This update formally codifies FASB Statement No. 166, “Accounting for Transfers of Financial Assets” and provides a revision for Topic 860 to require more information about transfers of financial assets.  This statement and update were effective for interim and annual reporting periods beginning January 1, 2010.  The impact of adoption did not have a material impact on the Company’s consolidated financial statements, however all loan participations sold are being thoroughly reviewed to ensure that they meet the criteria for sale treatment.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements”.  This update requires additional disclosure regarding transfers in and out of Levels 1 and 2.  It also requires the reporting of Level 3 fair value measurements on a gross rather than a net basis.  This includes presenting information about purchases, sales, issuances and settlements separately.  Additionally, fair value measurement disclosures are required for each class of assets and liabilities with separate disclosures about valuation techniques and inputs used to measure fair value.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in the Level 3 fair value measurements.  These disclosures are effective for fiscal years and interim periods beginning after December 15, 2010.  The impact of adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements.”  This update removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The amendments removed potential conflicts with the SEC’s literature. This guidance was effective February 24, 2010. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update No. 2010-18, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.”  This update affects any entity that acquires loans that have evidence of credit deterioration upon acquisition, accounts for those loans in the aggregate as a pool under Subtopic 310-30, and subsequently modifies one or more of those loans.  Modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring.  This guidance is effective for modification of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010.  The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, “Receivables:  Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This update requires additional disclosures on a disaggregated basis on two defined levels:  (1) portfolio segment; and (2) class of financing receivable.   The disclosures should include credit quality indicators of financing receivables, the aging of past due financing receivables, and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses.  This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010.  The impact of adoption did not have a material impact on the Company’s consolidated financial statements, but it did result in the significant expansion of the Company’s credit disclosures (see Note 3 in the Notes to Consolidated Financial Statements included in this report).

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, “Intangibles-Goodwill and Other.”  Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step process.  This update clarifies the need for an entity to complete the second step of the goodwill impairment test when one or more of its reporting units has a carrying amount at zero or negative.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010.  The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, “Business Combinations.”  The amendments in this update affect any public entity that enters into business combinations that are material on an individual or aggregate basis.  They specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The impact of adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2011, the FASB Issued Accounting Standards Update No. 2011-01, “Receivables:  Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  This update temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities.  The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated and is anticipated to be effective for interim and annual periods ending after June 15, 2011.  The impact of adoption is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassifications – Certain amounts contained in the 2009 and 2008 consolidated financial statements have been reclassified where appropriate to conform to the financial statement presentation used in 2010.  These reclassifications had no effect on previously reported net income (loss).

2.      Securities Available-for-Sale:

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2010, are as follows:

					Securities in	Securities in
					Continuous	Continuous
					Unrealized	Unrealized
					Loss	Loss
		Gross	Gross	Estimated	Position For	Position For
	Amortized	Unrealized	Unrealized	Fair	Less Than	12 Months
	Cost	Gains	Losses	Value	12 Months	or Longer

Unrealized Loss Positions
Obligations of states and political subdivisions:	$25,236	$-	$(1,247)	$23,989	$23,989	$-
Private-label mortgage-backed securities	6,318	-	(761)	5,557	1,137	4,420
Mortgage-backed securities	49,830	-	(608)	49,222	49,222	-

	$81,384	$-	$(2,616)	$78,768	$74,348	$4,420

Unrealized Gain Positions
Obligations of U.S. government agencies	$7,051	$211	$-	$7,262
Obligations of states and political subdivisions	7,717	373	-	8,090
Private-label mortgage-backed securities	13,908	596	-	14,504
Mortgage-backed securities	141,891	3,392	-	145,283

	170,567	4,572	-	175,139

	$251,951	$4,572	$(2,616)	$253,907

At December 31, 2010, there were 96 investment securities in unrealized loss positions.  The unrealized loss associated with the investments of $4,420 in a continuous unrealized loss position for twelve months or longer was $734.  The projected average life of the securities portfolio is 3.8 years. The Company has no current intent, nor is it more likely than not, that it will be required to sell these securities before the recovery of carrying value.

At December 31, 2010, impairment exists on certain securities classified as obligations of states and political subdivisions and mortgage-backed securities.  The impairment on obligations of states and political subdivisions is deemed to be temporary.  Additionally, the impairment on agency mortgage-backed securities is deemed to be temporary as these securities retain strong credit ratings, continue to perform adequately, and are backed by various government-sponsored enterprises (“GSEs”).  These impairments are associated with the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.  The decline in value of these securities has resulted from current economic conditions.  Although yields on these securities may be below market rates during the period, no loss of principal is expected.

During the second quarter 2010, management performed a detailed review of its private-label mortgage-backed securities and identified five individual securities which were deemed to have OTTI.  Management’s evaluation included the use of independently generated third-party credit surveillance reports that analyze the loans underlying each security.  These reports include estimates of default rates and severities, life collateral loss rates, and static voluntary prepayment assumptions to generate estimated cash flows at the individual security level.  Additionally, management considered factors such as downgraded credit ratings, severity and duration of the impairments, the stability of the issuers, and any discounts paid when the securities were purchased.

The OTTI identified during the second quarter 2010 was divided into two components: the amount representing credit loss and the amount related to all other factors.  The amount representing credit loss was $226 and was recognized in the second quarter 2010 against earnings.  The amount representing all other factors was $140 and was recognized in other comprehensive income, net of applicable taxes.    During the fourth quarter 2010, management reviewed all of its private-label mortgage-backed securities and identified no additional OTTI.  Management has considered all available information related to the collectability of the impaired investment securities and believes that the estimated credit loss is appropriate.

Following is a tabular roll-forward of the amount of credit-related OTTI recognized in earnings during 2010, 2009 and 2008:

	December 31, 2010	December 31, 2009	December 31, 2008
Balance, beginning of period:	$-	$-	$-
Additions:
Initial OTTI credit loss	226	-	-
Additional OTTI credit loss	-	-	-
Balance, end of period:	$226	$-	$-

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2009, are as follows:

					Securities in	Securities in
					Continuous	Continuous
					Unrealized	Unrealized
					Loss	Loss
		Gross	Gross	Estimated	Position for	Position For
	Amortized	Unrealized	Unrealized	Fair	Less Than	12 Months
	Cost	Gains	Losses	Value	12 Months	or Longer

Unrealized Loss Positions
Obligations of U.S. government agencies	$5,047	$-	$(47)	$5,000	$5,000	$-
Obligations of states and political subdivisions:	-	-	-	-	-	-
Private-label mortgage-backed securities	16,727	-	(1,961)	14,766	8,604	6,162
Mortgage-backed securities	44,994	-	(550)	44,444	44,444	-

	$66,768	$-	$(2,558)	$64,210	$58,048	$6,162

Unrealized Gain Positions

Obligations of states and political subdivisions	$6,372	$337	$-	$6,709
Private-label mortgage-backed securities	11,524	331	-	11,855
Mortgage-backed securities	83,386	1,458	-	84,844

	101,282	2,126	-	103,408

	$168,050	$2,126	$(2,558)	$167,618

At December 31, 2009, there were 61 investment securities in unrealized loss positions.  The unrealized loss associated with the investments of $6,162 in a continuous unrealized loss position for twelve months or longer was $1,164.

The amortized cost and estimated fair value of securities at December 31, 2010 and 2009, by maturity are shown below.  Obligations of U.S. government agencies and states and political subdivisions are shown by contractual maturity.  Mortgage-backed securities are shown by projected average life.

	December 31, 2010		December 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$14,947	$15,175	$32,730	$33,110
Due after one year through 5 years	181,260	184,338	122,580	122,063
Due after 5 years through 10 years	53,618	52,390	11,640	11,352
Due after 10 years	2,126	2,004	1,100	1,093

	$251,951	$253,907	$168,050	$167,618

One investment security was sold during the second quarter of 2010 resulting in proceeds of $764 and a gain on sale of $45.  The specific identification method was used to determine the cost of the security sold.  No securities available-for-sale were sold in 2009 or 2008.

At December 31, 2010, securities with amortized costs of $23,865 (estimated market values of $24,913) were pledged to secure certain treasury and public deposits, as required by law, and to secure borrowing lines.

3.      Loans:

Major classifications of loans, including loans held for sale, at December 31 are as follows:

	December 31,	% of gross	December 31,	% of gross
	2010	loans	2009	loans

Real estate secured loans:
Permanent loans:
Multifamily residential	$57,850	6.8%	$68,509	7.2%
Residential 1-4 family	76,692	8.9%	86,795	9.2%
Owner-occupied commercial	201,286	23.5%	197,884	20.9%
Non-owner-occupied commercial	163,071	19.0%	147,605	15.6%
Other loans secured by real estate	23,950	2.8%	37,404	4.0%
Total permanent real estate loans	522,849	61.0%	538,197	56.9%
Construction loans:
Multifamily residential	6,192	0.7%	18,472	2.0%
Residential 1-4 family	22,683	2.6%	41,714	4.4%
Commercial real estate	11,730	1.4%	38,921	4.1%
Commercial bare land, acquisition & development	25,587	3.0%	30,169	3.2%
Residential bare land, acquisition & development	17,263	2.0%	30,484	3.2%
Other	-	0.0%	1,582	0.2%
Total construction real estate loans	83,455	9.7%	161,342	17.1%
Total real estate loans	606,304	70.7%	699,539	74.0%
Commercial loans	243,034	28.4%	233,821	24.7%
Consumer loans	5,900	0.7%	6,763	0.7%
Other loans	1,730	0.2%	5,629	0.6%

	856,968	100.0%	945,752	100.0%
Deferred loan origination fees	(583)		(1,388)

	856,385		944,364
Allowance for loan losses	(16,570)		(13,367)

	$839,815		$930,997

Real estate loans held for sale	$2,116		$745

At December 31, 2010, outstanding loans to dental professionals totaled $177,229 and represented 20.7% of total outstanding loans compared to dental professional loans of $158,433 or 16.8% of total loans at December 31, 2009.  There are no other industry concentrations in excess of 10% of the total loan portfolio.  However, as of December 31, 2010, approximately 70.7% of the Company’s loan portfolio was collateralized by real estate and is, therefore, susceptible to changes in local market conditions.

During 2010, management was actively engaged in reducing the Company’s exposure to residential construction lending and commercial real estate construction loans.  At December 31, 2010, outstanding residential construction loans totaled approximately $22,683 and represented 2.6% of total outstanding loans, compared to residential construction loans of $41,714 or 4.4% of outstanding loans at December 31, 2009.  In addition, at December 31, 2010, unfunded loan commitments for residential construction totaled approximately $7,740, compared to unfunded loan commitments for residential construction of $9,948 at December 31, 2009.  Commercial real estate construction loans dropped from $38,921 or 4.1% of total outstanding loans in 2009 to $11,730, or 1.4% of total outstanding loans at December 31, 2010.

While appropriate action is taken to manage identified concentration risks, management believes that the loan portfolio is well diversified by geographic location and among industry groups.

Allowance for Loan Losses:

A summary of the activity in the allowance for loan losses is as follows for the years ended 2010, 2009 and 2008:

	Twelve months ended
	December 31,
	2010	2009	2008

Balance, beginning of year	$13,367	$10,980	$8,675
Provision charged to income	15,000	36,000	3,600
Loans charged against allowance	(15,514)	(33,881)	(1,477)
Recoveries credited to allowance	3,717	268	182

Balance, end of year	$16,570	$13,367	$10,980

As described in Note 1, the allowance for loan losses is established as an amount that management considers adequate to absorb possible losses on existing loans within the portfolio.  The allowance consists of general, specific and unallocated components.  The general component is based upon all loans collectively evaluated for impairment.  The specific component is based upon all loans individually evaluated for impairment.  The unallocated component represents credit losses inherent in the loan portfolio that may not have been contemplated in the general risk factors or the specific allowance analysis.  A summary of the activity in the allowance for loan losses by major loan classification follows:

Allowance for Loan Losses and Recorded Investment in Financing Receivables

	For the period ended December 31, 2010
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total

Beginning balance	$2,557	$4,182	$4,478	$66	$2,084	$13,367
Charge-offs	(4,521)	(5,913)	(4,949)	(131)	-	(15,514)
Recoveries	1,158	2,043	509	7	-	3,717
Provision	3,036	4,208	8,524	122	(890)	15,000

Ending balance	2,230	4,520	8,562	64	1,194	16,570

Ending allowance: collectively
evaluated for impairment	$2,230	$4,440	$7,058	$64	$1,194	$14,986

Ending allowance: individually
evaluated for impairment	-	80	1,504	-	-	1,584

Total ending allowance	$2,230	$4,520	$8,562	$64	$1,194	$16,570

Ending loan balance: collectively
evaluated for impairment	$237,467	$501,055	$58,006	$5,900	$-	$802,428

Ending loan balance: individually
evaluated for impairment	7,297	21,794	25,449	-	-	54,540

Total ending loan balance	$244,764	$522,849	$83,455	$5,900	$-	$856,968

The 2010 ending allowance includes $1,584 in specific allowance for $54,540 of impaired loans (net of government guarantees). At December 31, 2009, the Company had $58,861 of impaired loans (net of government guarantees) with a specific allowance of $1,042 assigned.  Management believes that the allowance for loan loss was adequate as of December 31, 2010. There is, however, no assurance that future loan losses will not exceed the levels provided for in the allowance for loan loss and could possibly result in additional charges to the provision for loan losses.

Credit Quality Indicators

The following loan grades are often used by regulators when assessing the credit quality of a loan portfolio.

Pass- Credit exposure in this category range between the highest credit quality to average credit quality.  Primary repayment sources generate satisfactory debt service coverage under normal conditions. Cash flow from recurring sources is expected to continue to produce adequate debt service capacity.  There are many levels of credit quality contained in the Pass definition, but none of the loans contained in this category rise to the level of special mention.

Special Mention – A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.  The bank strictly and carefully employs the FDIC definition in assessing assets that may apply to this category.  It is apparent that in many cases asset weaknesses relevant to this definition either (1) better fit a definition of a “well-defined weakness” or (2) in our experience ultimately migrate to worse risk grade categories, such as Substandard and Doubtful.  Consequently, management elects to downgrade most potential Special Mention credits to Substandard or Doubtful, and therefore adopts a conservative risk grade process in the use of the Special Mention risk grade.

Substandard- A substandard asset is inadequately protected by the current sound worth and paying capacity of the Borrower or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans in this category are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard.

Doubtful- An asset classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Management strives to consistently apply these definitions when allocating its loans by loan grade.  The following table presents the Company’s loan portfolio information by loan type and credit grade:

Credit Quality Indicators
As of December 31, 2010

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Commercial and other	$231,358	$-	$13,406	$-	$244,764

Real estate loans
Multifamily residential	55,105	-	2,745	-	57,850
Residential 1-4 family	60,544	-	15,658	490	76,692
Owner-occupied commercial	185,362	-	14,274	1,650	201,286
Nonowner-occupied commercial	153,088	-	9,983	-	163,071
Other real estate loans	20,343	-	3,607	-	23,950
Total real estate loans	474,442	-	46,267	2,140	522,849

Construction	54,509	-	28,946	-	83,455

Consumer	5,860	-	-	40	5,900

Totals	$766,169	$-	$88,619	$2,180	$856,968

Past Due and Nonaccrual Loans

The following table presents an aged analysis of past due and nonaccrual loans:

Age Analysis of Past Due Financing Receivables
As of December 31, 2010

			Greater
	30-59 Days	60-89 Days	Than		Total Past
	Past Due	Past Due	90 Days		Due and	Total	Total Financing
	Still Accruing	Still Accruing	Still Accruing	Nonaccrual	Nonaccrual	Current	Receivables

Commercial and other	$102	$32	$-	$8,033	$8,167	$236,597	$244,764

Real estate loans
Multifamily residential	2,549	-	-	1,010	3,559	54,291	57,850
Residential 1-4 family	110	366	-	6,123	6,599	70,093	76,692
Owner-occupied commercial	2,694	356	-	1,322	4,372	196,914	201,286
Nonowner-occupied commercial	-	-	-	8,428	8,428	154,643	163,071
Other real estate loans	195	-	-	538	733	23,217	23,950
Total real estate loans	5,548	722	-	17,421	23,691	499,158	522,849

Construction	175	-	-	7,572	7,747	75,708	83,455

Consumer	7	5	-	-	12	5,888	5,900

Total	$5,832	$759	$-	$33,026	$39,617	$817,351	$856,968

The average recorded investment in nonaccrual loans was approximately $41,025, $22,400 and $5,136 in 2010, 2009 and 2008, respectively.  Interest income recognized on nonaccrual loans during 2010, 2009 and 2008 was approximately $1,132, $2,118 and $301, respectively.  Additional interest income which would have been realized on nonaccrual loans had they remained current and still accruing interest would have been approximately $2,368, $2,610 and $173 in 2010, 2009 and 2008, respectively.

Impaired Loans

The following table displays an analysis of the Company’s impaired loans, net of government guarantees:

Impaired Loan Analysis
For the Year Ended December 31, 2010

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial and other	$7,297	$13,749	$-	$8,055	$72
Real estate	21,687	24,644	-	17,324	1,128
Construction	20,852	23,995	-	31,130	1,185
Consumer	-	-	-	3	-

With an allowance recorded
Commercial and other	$-	$-	$-	$1,525	$-
Real estate	106	426	80	1,971	-
Construction	4,598	4,770	1,504	6,502	217
Consumer	-	-	-	-	-

Total
Commercial and other	$7,297	$13,749	$-	$9,580	$72
Real estate	21,793	25,070	80	19,295	1,128
Construction	25,450	28,765	1,504	37,632	1,402
Consumer	-	-	-	3	-
	$54,540	$67,584	$1,584	$66,510	$2,602

A loan is considered impaired when, based on current information and events, the Company is unlikely to collect all principal and interest due according to the terms of the loan agreement.  When a loan is deemed to be impaired is it specifically reviewed for impairment in the allowance for loan losses calculation.  Impaired loans are reported net of government guarantees to the extent that the guarantees are expected to be collected.  The impaired balances reported above were reduced by government guarantees of $1,056, $446 and $239 at December 31, 2010, 2009 and 2008, respectively.  Impaired loans net of government guarantees totaled $54,540, $58,861 and $6,132 at December 31, 2010, 2009 and 2008, respectively.  The specific valuation allowance for loan losses for impaired loans was approximately $1,584, $1,048 and $887 at December 31, 2010, 2009 and 2008, respectively.

Troubled debt restructurings (“TDRs”) are included in the impaired loan totals.  At December 31, 2010, the Company had $3,679 in TDRs with no specific reserves and no additional unfunded commitments.  The Company reported no TDRs in 2009 or 2008.

4.      Loan Participations and Servicing:

In the normal course of business, the Company sold portions of loans to other institutions for cash in order to extend its lending capacity or to mitigate risk.  These sales are commonly referred to as loan participations.  Loan participations are performed without recourse and the participant’s interest is ratably concurrent with that retained by the Company.  Cash flows are shared proportionately and neither the Company’s nor the participant’s interest is subordinated.  The Company retains servicing rights and manages the client relationships for a reasonable servicing fee.  The participated portion of these loans is not included in the accompanying consolidated balance sheets and the servicing component of these transactions are not material to the consolidated financial statements.  The Company’s exposure to loss is limited to its retained interest in the loans.

The following table reflects the amounts of loans participated.

	2010	2009
Total principal amount outstanding	$100,197	$78,069
less: principal amount derecognized	(39,938)	(40,350)
Principal amount included in loans on the balance sheet	$60,259	$37,719

5.      Property and Equipment:

The balance of property and equipment net of accumulated depreciation and amortization at December 31, consists of the following:

	2010	2009

Land	$3,834	$3,834
Buildings and improvements	18,596	18,522
Furniture and equipment	10,851	8,793

	33,281	31,149
less: accumulated depreciation & amortization	(12,398)	(10,921)

Net property and equipment	$20,883	$20,228

Depreciation expense was $1,476, $1,340 and $1,488 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company leases certain facilities for office locations under noncancelable operating lease agreements expiring through 2039.  Rent expense related to these leases totaled $1,148, $1,030 and $942 in 2010, 2009 and 2008, respectively.  The Company leases approximately 52% of its Springfield Gateway building to others under noncancelable operating lease agreements extending through 2012.

Future minimum payments required and anticipated lease revenues under these leases are:

		Property
	Lease	Leased
	Commitments	to Others

2011	$984	$295
2012	919	165
2013	715	-
2014	582	-
2015	234	-
Thereafter	2,690	-

	$6,124	$460

6.      Goodwill and Intangible Assets:

The following table summarizes the changes in the Company’s goodwill and core deposit intangible asset for the years ended December 31:

	2010	2009	2008

Goodwill	$22,031	$22,031	$22,031

Core deposit intangible asset	650	873	1,096
Amortization	(223)	(223)	(223)

Total goodwill and intangible assets	$22,458	$22,681	$22,904

The goodwill and core deposit intangible assets relate to the NWB Financial Corporation acquisition in November 2005.  In accordance with ASC 350, “Intangibles Goodwill and Other”, the Company does not recognize amortization expense related to its goodwill but completes periodic assessments of goodwill impairment.  Impairment, if deemed to exist, would be charged to noninterest expense in the period identified.  Management completed its annual assessment of goodwill impairment as of December 31, 2010, and determined no impairment currently exists.

Forecasted amortization expense on the core deposit intangible asset is approximately $223 for 2011 and $204 for the year 2012.

7.      Deposits:

The aggregate amount of deposits reclassified as loan balances at December 31, 2010 and 2009, was $6 and $69, respectively.

Scheduled maturities or repricing of time deposits at December 31 are as follows:

	2010	2009

2010	$-	$99,331
2011	115,814	42,822
2012	10,649	2,412
2013	6,271	4,911
2014	1,338	383
2015	8,216	-
Thereafter	8,007	102

	$150,295	$149,961

8.      Federal Funds and Overnight Funds Purchased:

The Company has unsecured federal funds borrowing lines with correspondent banks totaling $88,000.  At December 31, 2010, there were no outstanding borrowings on these lines.  At December 31, 2009, $10,000 was borrowed on these lines.

December 31, 2010	Maximum Line Amount	Balance Outstanding	Due Date	Weighted Average Interest Rate

Bank of America	$15,000	$-	NM	NM
US Bank	30,000	-	NM	NM
Zions Bank	20,000	-	NM	NM
FTN	18,000	-	NM	NM
Wells Fargo	5,000	-	NM	NM

Total	$88,000	$-

NM - Not meaningful

The Company also has a secured overnight borrowing line available from the Federal Reserve Bank totaling $104,950 at December 31, 2010.  The Federal Reserve Bank borrowing line is secured through the pledging of approximately $182,518 of commercial and real estate loans under the Company’s Borrower-In-Custody program. At December 31, 2010, there were no outstanding borrowings on this line.  At December 31, 2009, $53,025 was borrowed on this line.

9.      Federal Home Loan Bank Borrowings:

The Company has a borrowing line with the FHLB equal to 30% of total assets and subject to discounted collateral and stock holdings.  At December 31, 2010, the maximum borrowing line was $363,053; however, the FHLB borrowing line is limited by the lower of the amount of FHLB stock held or the discounted value of collateral pledged.  At December 31, 2010, the FHLB stock held by the Company supported a total of $237,700 in borrowings while the discounted value of real estate loans and securities pledged to the FHLB supported borrowings of $152,237.  At December 31, 2010, the borrowing line was limited to the discounted value of collateral pledged of $152,237.  At December 31, 2010, there was $67,000 borrowed on this line and all of the advances were long-term.

The maximum FHLB borrowing line at December 31, 2009, was $359,561.  At December 31, 2009, the Company had pledged $350,989 in real estate loans and securities to the FHLB with a discounted collateral value of $240,057.  At December 31, 2009, there was $130,000 borrowed on this line, including overnight advances of $35,000, short-term advances of $20,000, and long-term advances of $75,000.

Federal Home Loan Bank borrowings by year of maturity and applicable interest rate are summarized as follows as of December 31:

	Current	December 31,	December 31,
	Rates	2010	2009

Cash Management Advance		$-	$-
2010		-	66,500
2011	2.93 - 5.28%	10,000	10,000
2012	2.02 - 5.28%	16,000	16,000
2013	2.46 - 4.27%	22,000	22,000
2014	2.78 - 3.25%	13,500	13,500
2015	2.19 - 2.86%	3,500	-
2016	5.05%	2,000	2,000

		$67,000	$130,000

10.      Junior Subordinated Debentures:

In connection with the November 2005 acquisition of NWB Financial Corporation, the Company formed a wholly owned Delaware statutory business trust subsidiary, Pacific Continental Corporation Capital Trust (the “Trust”), which issued $8,248 of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”).  These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.  All of the common securities of the Trust are owned by the Company.  The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8,248 of junior subordinated debentures of the Company.  The debentures, which represent the sole asset of the Trust, accrued and paid distributions quarterly at a fixed rate of 6.265% per annum of the stated liquidation value of $1 per capital security.  At January 7, 2011, the interest rate changed to a variable rate of three-month LIBOR plus 135 basis points.

The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (1) accrued and unpaid distributions required to be paid on the Trust Preferred Securities, (2) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust, and (3) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of the Trust.  The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on January 7, 2036, or upon earlier redemption as provided in the indenture.  The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after, January 7, 2011.  As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued interest.  For the years ended December 31, 2010, 2009 and 2008, the Company recognized net interest expense of $510, $524 and $498, respectively, related to the Trust Preferred Securities.

11.      Income Taxes:

The provision (benefit) for income taxes for the years ended December 31 consists of the following:

	2010	2009	2008

Currently payable (refundable):
Federal	$4,784	$(1,809)	$8,571
State	50	24	501

	4,834	(1,785)	9,072

Deferred:
Federal	(2,347)	(1,793)	(1,416)
State	237	(261)	(217)

	(2,110)	(2,054)	(1,633)

Total income tax provision (benefit)	$2,724	$(3,839)	$7,439

The provision (benefit) for income taxes results in effective tax rates which are different than the federal income tax statutory rate.  The nature of the differences for the years ended December 31 was as follows:

	2010		2009		2008

Expected federal income
tax provision	$2,736	35.00%	$(3,051)	35.00%	$7,132	35.00%
State income tax, net of
federal income tax effect	325	4.17%	(396)	4.54%	660	3.24%
Municipal securities tax benefit	(93)	-1.19%	(146)	1.67%	(113)	-0.55%
Equity-based compensation	98	1.25%	87	-1.00%	120	0.59%
Benefit of purchased tax credits	(231)	-2.96%	(125)	1.43%	(315)	-1.55%
Deferred tax rate adjustments
and other	(111)	-1.42%	(208)	2.39%	(45)	-0.22%

Income tax provision (benefit)	$2,724	34.85%	$(3,839)	44.04%	$7,439	36.51%

The tax benefit associated with stock option plans reduced taxes payable by $11, $38 and $59 at December 31, 2010, 2009 and 2008, respectively.  Such benefit is credited to common stock.

The components of deferred tax assets and liabilities at December 31 are as follows:

	2010	2009

Assets:
Allowance for loan losses	$6,528	$5,248
Basis adjustments on loans	695	533
Reserve for self-funded insurance	127	222
Oregon purchased tax credits	4,579	3,509
Nonqualified stock options	546	302
Accrued compensation	546	-
Net unrealized losses on securities	-	166
Nonaccrual loan interest	-	73
Other	574	-

Total deferred tax assets	13,595	10,053

Liabilities:
Federal Home Loan Bank stock dividends	595	591
Excess tax over book depreciation	715	724
Prepaid expenses	298	694
NWBF acquisition adjustments	167	253
Loan origination fees	883	845
Net unrealized gains on securities	749	-
Other	-	(231)

Total deferred tax liabilities	3,407	2,876

Net deferred tax assets	$10,188	$7,177

Purchased tax credits of $4,579 will be utilized to offset future state income taxes.  These credits are recognized over a five year period beginning in the year of purchase and have an eight year carry forward period.  If unused, the credits will expire in the following years:  $629 in 2017, $1,460 in 2018, $1,058 in 2019, $659 in 2020, $516 in 2021, and $257 in 2022.  It is anticipated that all credits and other deferred asset items will be fully utilized in the normal course of operations and, accordingly, management has not reduced deferred tax assets by a valuation allowance.

12.      Retirement Plan:

The Company has a 401(k) profit sharing plan covering substantially all employees.  The plan provides for employee and employer contributions.  The total plan expenses, including employer contributions, were $271, $11 and $713 in 2010, 2009 and 2008, respectively.

13.      Stock-based Compensation:

Prior to April 2006, incentive stock option (ISO) and non-qualified option awards were granted to employees and directors under the Company’s 1999 Employees’ Stock Option Plan, and the Company’s 1999 Directors’ Stock Option Plan.  Subsequent to the annual shareholders’ meeting in April 2006, all shares available under these plans were deregistered and are no longer available for future grants.

At the annual shareholders’ meeting in April 2006, shareholders approved the 2006 Stock Option and Equity Compensation Plan (the “2006 SOEC Plan”).  Pursuant to this plan, ISOs, nonqualified stock options, restricted stock, restricted stock units, or stock appreciation rights (“SARs”) may be awarded to attract and retain the best available personnel to the Corporation and its subsidiaries.  Additionally, non-qualified option awards and restricted stock awards may be granted to directors under the terms of this plan.  1,050,000 shares are currently authorized under the 2006 SOEC Plan.

The Compensation Committee of the Board of Directors may impose any terms or conditions on the vesting of an award that it determines to be appropriate.  Awards granted generally vest over four years and have a maximum life of ten years.  Stock options may be granted at exercise prices of not less than 100% of the fair market value of our common stock at the grant date; provided, however, that in the case of an incentive stock option granted to an employee who immediately before the grant of such incentive stock option is a significant shareholder-employee, the incentive stock option exercise price shall be at least 110% of the fair market value of the common stock as of the date of grant of the incentive stock option.  Restricted stock awards may be granted at the fair market value on the date of the grant.

SARs may be settled in common stock or cash as determined at the date of issuance.  SARs settled in cash are recognized on the balance sheet as liability-based awards.  The grant-date fair value of liability-based awards vesting in the current period, along with the change in fair value of the awards during the period, are recognized as compensation expense and as an adjustment to the recorded liability.  Liability-based awards (including all cash-settled SARs) are anti-dilutive and have no impact on the number of shares available to be issued within the plan.

ISOs, nonqualified stock options, restricted stock, restricted stock units, and stock-settled SARs are recognized as equity-based awards and compensation expense is recorded to the income statement over the requisite vesting period based on the grant-date fair value.

The following table summarizes the shares and the grant-date fair market values of the awards granted during the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	Shares	Fair Market Value	Shares	Fair Market Value	Shares	Fair Market Value
Equity-based awards:
Director restricted stock	4,952	$56	5,715	$63	-	$-
Director stock options	-	-	-	-	-	-
Employee stock options	62,475	269	115,747	323	94,312	245
Employee stock SARs	130,499	530	146,954	406	128,875	277
Liability-based awards:
Employee cash SARs	-	-	95,523	264	93,814	242
	197,926	$855	363,939	$1,056	317,001	$764

The following tables identify the compensation expenses and tax benefits received by the Company according to the compensation plans and awards described above for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	Compensation Expense (Benefit)	Tax Benefit (Expense)	Compensation Expense (Benefit)	Tax Benefit (Expense)	Compensation Expense (Benefit)	Tax Benefit (Expense)
Equity-based awards:
Director restricted stock	$56	$20	$63	$24	$60	$22
Director stock options	16	6	28	11	27	10
Employee stock options	246	-	222	-	317	-
Employee stock SARs	331	116	251	96	185	68
Liability-based awards:
Employee cash SARs	224	78	126	48	37	14
	$873	$220	$690	$179	$626	$114

For any future grants, as required by ASC 718, the Company will estimate the impact of forfeitures based on our historical experience with previously granted stock-based compensation awards, and consider the impact of the forfeitures when determining the amount of expense to record.  For awards issued prior to the adoption of ASC 718, forfeitures were recognized when the award was actually forfeited.  The Company generally issues new shares of common stock to satisfy stock option exercises.

Stock Options –
The following table provides the weighted-average grant date fair values for stock options granted during the last three years.  These values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2010	2009	2008

Expected life in years	7.00	7.00	7.00
Volatility (1)	31.18%	30.40%	18.93%
Interest rate (2)	3.25%	2.46%	3.44%
Dividend yield rate (3)	0.35%	3.31%	2.77%

Average fair value	$4.30	$2.79	$2.59

(1)	Volatility is based on historical experience over a period equivalent to the expected life in years.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
(3)
The Company has paid cash dividends on common stock since 1985.  Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date.

A summary of stock option activity during the current fiscal year is presented below:

Total Stock Options	Shares	Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2009	518,275	$13.85
Granted	62,475	11.30
Exercised	(16,408)	6.37
Forfeited or expired	(116,649)	14.46
Outstanding at December 31, 2010	447,693	$13.61	6.33	$157

Exercisable at December 31, 2010	249,175	$14.15	4.94	$157

A summary of non-vested stock option activity during the current fiscal year is presented below:

Non-vested Options	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2009	248,944	$3.03
Granted	62,475	4.30
Vested	(93,558)	3.21
Forfeited or expired	(19,343)	3.16
Outstanding at December 31, 2010	198,518	$3.33

A summary of value received by employees and directors exercising stock options over the last three years is presented below:

	Years Ended December 31,
	2010	2009	2008
Total intrinsic value of stock options exercised	$30	$125	$488

Stock Appreciation Rights -
The following table provides the weighted-average fair values for stock appreciation rights (SARs) to be settled in stock.  The values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2010	2009	2008

Expected life in years	6.00	6.00	6.00
Volatility (1)	32.95%	31.80%	16.99%
Interest rate (2)	2.91%	2.17%	3.21%
Dividend yield rate (3)	0.35%	3.31%	2.78%

Average fair value	$4.06	$2.76	$2.15

(1)	Volatility is based on historical experience over a period equivalent to the expected life in years.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
(3)
The Company has paid cash dividends on common stock since 1985.  Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date.

A summary of stock-based SARs activity during the current fiscal year is presented below:

Total Stock-settled SARs	Shares	Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2009	401,188	$14.63
Granted	130,499	11.29
Exercised	-	-
Forfeited or expired	(70,772)	14.22
Outstanding at December 31, 2010	460,915	$13.75	7.71	$-

Exercisable at December 31, 2010	183,330	$15.64	6.63	$-

A summary of the non-vested, stock-based SARs activity during the current fiscal year is presented below:

Non-vested Stock-settled SARs	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2009	285,538	$2.85
Granted	130,499	4.06
Vested	(99,572)	3.07
Forfeited or expired	(38,880)	2.98
Outstanding at December 31, 2010	277,585	$3.32

A summary of cash-based SARs awards activity during the current fiscal year is presented below:

Total Cash-settled SARs	Shares	Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2009	272,711	$14.75
Granted	-	-
Exercised	-	-
Forfeited or expired	(22,482)	14.37
Outstanding at December 31, 2010	250,229	$14.78	7.07	$-

Exercisable at December 31, 2010	139,700	$15.75	6.58	$-

A summary of the non-vested cash-based SARs activity during the current fiscal year is presented below:

Non-vested Cash-settled SARs	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2009	189,757	$2.61
Granted	-	-
Vested	(67,414)	2.43
Forfeited or expired	(11,814)	2.70
Outstanding at December 31, 2010	110,529	$2.71

At December 31, 2010, the Company has estimated unrecognized compensation expense of approximately $379, $593 and $178 for unvested stock options, stock-settled SARs and cash-settled SARs, respectively.  These amounts are based on a forfeiture rate assumption of 20% for all awards granted to employees.  The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested stock options, stock-settled SARs and cash-settled SARs is approximately 2.6, 2.7 and 1.9 years, respectively.

14.      Transactions with Related Parties:

The Company has granted loans to officers and directors and to companies with which they are associated.  Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties.  Activity with respect to these loans during the year ended December 31 was as follows:

	2010	2009	2008

Balance, beginning of year	$1,088	$1,763	$1,462

Additions or renewals	828	874	549
Amounts collected	(923)	(1,549)	(248)

Balance, end of year	$993	$1,088	$1,763

In addition, there were $249 in commitments to extend credit to directors and officers at December 31, 2010, which are included among loan commitments, disclosed in Note 15.

15.      Commitments and Contingencies:

In order to meet the financing needs of its clients, the Company commits to extensions of credit and issues letters of credit.  The Company uses the same credit policies in making commitments and conditional obligations as it does for other products.  In the event of nonperformance by the client, the Company’s exposure to credit loss is represented by the contractual amount of the instruments.  The Company’s collateral policies related to financial instruments with off-balance-sheet risk conform to its general underwriting guidelines.

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

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a client to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients.

Off-balance sheet instruments at December 31 consist of the following:

	2010	2009

Commitments to extend credit (principally
variable rate)	$104,808	$133,515
Letters of credit and financial guarantees written	$1,493	$1,614

The Company has entered into Executive Employment Agreements with two key executive officers.  The employment agreements provide for minimum aggregate annual base salaries of $672,719, plus performance adjustments, life insurance coverage, and other perquisites commonly found in such agreements.  The two employment agreements expire in 2013 unless extended or terminated earlier.

Legal contingencies arise from time-to-time in the normal course of business.  Based upon analysis of management and in consultation with the Company’s legal counsel there are no current legal matters which are expected to have a material effect on the Company’s consolidated financial statements.

16.      Fair Value Disclosures of Financial Instruments:

The following disclosures about fair value of financial instruments are made in accordance with provisions of ASC 825 “Financial Instruments.”  The use of different assumptions and estimation methods could have a significant effect on fair value amounts.  Accordingly, the estimates of fair value herein are not necessarily indicative of the amounts that might be realized in a current market exchange.

The estimated fair values of the financial instruments at December 31 are as follows:

	2010		2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$25,691	$25,691	$16,970	$16,970
Securities available for sale	253,907	253,907	167,618	167,618
Loans held-for-sale	2,116	2,116	745	745
Loans	856,385	844,838	944,364	932,608
Interest receivable	4,371	4,371	4,408	4,408
Federal Home Loan Bank stock	10,652	10,652	10,652	10,652

Financial liabilities:
Deposits	958,959	959,993	827,918	829,893
Federal funds and overnight funds purchased	-	-	63,025	63,025
Federal Home Loan Bank borrowings	67,000	69,456	130,000	130,787
Junior subordinated debentures	8,248	1,927	8,248	7,987
Accrued interest payable	3,731	3,731	623	623

Cash and Cash Equivalents – The carrying amount approximates fair value.

Securities available for sale and Federal Home Loan Bank stock – Fair value is based on quoted market prices.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  FHLB stock is valued based on the most recent redemption price.

Loans Held-for-sale – Fair value represents the anticipated proceeds from the sale of related loans.

Loans – For variable rate loans that reprice frequently and have no significant change in credit risk, fair value is based on carrying values.  Fair value of fixed rate loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable, and consider credit risk.  The Company uses an independent third party in establishing the fair value of its loan portfolio.

Interest receivable and payable – The carrying amounts of accrued interest receivable and payable approximate their fair value.

Deposits – Fair value of demand, interest bearing demand and savings deposits is the amount payable on demand at the reporting date.  Fair value of time deposits is estimated using the interest rates currently offered for deposits of similar remaining maturities.  The Company uses an independent third party to establish the fair value of time deposits.

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

Financial instruments, measured at fair value, are broken down in the tables below by recurring or nonrecurring measurement status.  Recurring assets are initially measured at fair value and are required to be remeasured at fair value in the financial statements at each reporting date.  Assets measured on a nonrecurring basis are assets that, due to an event or circumstance, were required to be remeasured at fair value after initial recognition in the financial statements at some time during the reporting period.

The table below shows assets measured at fair value on a recurring basis as of December 31, 2010:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities
Obligations of U.S government agencies	$7,262	$-	$7,262	$-
Obligation of states and political subdivisions	32,079	-	32,079	-
Private-label mortgage-backed securities	20,061	-	20,061	-
Mortgage-backed securities	194,505	-	194,505	-
Total available-for-sale securities	$253,907	$-	$253,907	$-

No transfers to or from Levels 1 and 2 occurred during 2010 on assets measured at fair value on a recurring basis.

The table below shows assets measured at fair value on a nonrecurring basis as of December 31, 2010:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	2010 Total Loss

Loans measured for impairment (net of
guarantees)	$24,094	$-	$-	$24,094	$1,584
Other real estate owned	14,293	-	-	14,293	896
	$38,387	$-	$-	$38,387	$2,480

No transfers to or from Level 3 occurred during 2010 on assets measured at fair value on a nonrecurring basis.

The table below shows assets measured at fair value as of December 31, 2009:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	2009 Total Loss

Recurring Items
Obligations of U.S. government agencies	$5,000	$-	$5,000	$-	$-
Obligations of states and political subdivisions	6,709	-	6,709	-	-
Mortgage-backed securities	155,909	-	155,909	-	-

Nonrecurring Items
Loans measured for impairment (net of
guarantees)	$58,861	$-	$-	$58,861	$25,631
Other real estate owned	4,224	-	-	4,224	515
	$230,703	$-	$167,618	$63,085	$26,146

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to leverage assets.  Management believes that, as of December 31, 2010, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2010, and according to Federal Reserve and FDIC guidelines, the Company and the Bank are considered to be well-capitalized.  To be categorized as well-capitalized, the Company and the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total capital (to risk
weighted assets)
Bank:	$159,401	16.16%	$78,934	8%	$98,668	10%
Company:	$168,727	17.10%	$78,954	8%	$98,693	10%
Tier 1 capital (to risk
weighted assets)
Bank:	$147,247	14.92%	$39,467	4%	$59,201	6%
Company:	$156,573	15.86%	$39,477	4%	$59,216	6%
Tier 1 capital (to leverage
assets)
Bank:	$147,247	12.58%	$46,808	4%	$58,510	5%
Company:	$156,573	13.38%	$46,809	4%	$58,511	5%

As of December 31, 2009:
Total capital (to risk
weighted assets)
Bank:	$153,904	14.64%	$84,120	8%	$105,150	10%
Company:	$164,401	15.63%	$84,140	8%	$105,175	10%
Tier 1 capital (to risk
weighted assets)
Bank:	$140,749	13.39%	$42,060	4%	$63,090	6%
Company:	$151,248	14.38%	$42,070	4%	$63,105	6%
Tier 1 capital (to leverage
assets)
Bank:	$140,749	12.24%	$46,006	4%	$57,508	5%
Company:	$151,248	13.66%	$44,292	4%	$55,365	5%

18.      Parent Company Financial Information:

Financial information for Pacific Continental Corporation (Parent Company only) is presented below:

BALANCE SHEETS
December 31
	2010	2009

Assets:
Cash deposited with the Bank	$9,433	$10,639
Prepaid expenses	26	-
Equity in Trust	248	248
Investment in the Bank, at cost plus equity
in earnings	170,911	163,163

	$180,618	$174,050

Liabilities and shareholders' equity:
Liabilities	$132	$140
Junior subordinated debentures	8,248	8,248
Shareholders' equity	172,238	165,662

	$180,618	$174,050

STATEMENTS OF OPERATIONS
For the Periods Ended December 31

	2010	2009	2008

Income:
Cash dividends from the Bank	$16	$2,600	$4,100

	16	2,600	4,100

Expenses:
Interest expense	510	508	498
Investor relations	67	46	46
Legal, registration expense, and other	141	139	94
Personnel costs paid to Bank	132	177	110

	850	870	748

Income before income tax expense
and equity in undistributed
earnings (loss) from the Bank	(834)	1,730	3,352

Income tax expense	317	(658)	(1,274)
Equity in undistributed earnings (loss) of the Bank	5,609	(5,951)	10,861

Net income (loss)	$5,092	$(4,879)	$12,939

STATEMENTS OF CASH FLOWS
For the Periods Ended December 31

	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$5,092	$(4,879)	$12,939
Adjustments to reconcile net income (loss)
to net cash provided by operating
activities:
Equity in undistributed earnings (loss) from
the Bank	(5,609)	5,951	(10,861)
Other, net	(57)	(1,592)	(2,542)

Net cash used in operating activities	(574)	(520)	(464)

Cash flows from investing activities:
Investment in bank subsidiary	-	(41,900)	4,100

Net cash provided by investing activities	-	(41,900)	4,100

Cash flows from financing activities:
Proceeds from stock options exercised	104	417	1,445
Proceeds from share issuance	-	55,293	-
Dividends paid	(736)	(3,272)	(4,797)

Net cash provided by (used in) financing activities	(632)	52,438	(3,352)

Net increase (decrease) in cash	(1,206)	10,018	284

Cash, beginning of period	10,639	621	337

Cash, end of period	$9,433	$10,639	$621

ITEM 9                      Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and timely reported as provided in the SEC rules and forms.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The management of Pacific Continental Corporation has assessed the effectiveness of its internal control over financial reporting at December 31, 2010.  To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company believes that as of December 31, 2010, the internal control over financial reporting system met those criteria.

The Company’s independent auditors, Moss Adams, LLP, have issued an attestation report on the Company’s internal control over financial reporting.  The attestation report can be found on pages 50 and 51 of this document.

ITEM 9B                      Other Information

None

PART III

ITEM 10                      Directors, Executive Officers, and Corporate Governance

The information regarding “Directors and Executive Officers of the Registrant” of the Company is incorporated by reference from the sections entitled “ELECTION OF DIRECTORS—Nominees for Director,” “MANAGEMENT” and “COMPLIANCE WITH SECTION 16(a) FILING REQUIREMENTS” of the Company’s 2011 Annual Meeting Proxy Statement (the “Proxy Statement”).

In September of 2003, consistent with the requirements of The Sarbanes-Oxley Act of 2002, the Company adopted a Code of Ethics applicable to senior financial officers including the principal executive officer.  The Code of Ethics was amended in 2007 to reflect non-material changes and is filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The Code of Ethics can also be accessed electronically by visiting the Company’s website.

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

ITEM 13                      Certain Relationships and Related Transactions and Director Independence

The information regarding “Certain Relationships and Related Transactions and Director Independence” is incorporated by reference from the sections entitled “TRANSACTIONS WITH MANAGEMENT” and “CORPORATE GOVERNANCE – Director Independence” of the Proxy Statement.

ITEM 14                      Principal Accountant Fees and Services

For information concerning principal accountant fees and services as well as related pre-approval policies, see “AUDITORS – Fees Paid to Independent Accountants” in the Company’s Proxy Statement, which is incorporated by reference.

PART IV

ITEM 15                     Exhibits and Financial Statement Schedules

(a)(1)(2)                      See Index to Consolidated Financial Statements filed under Item 8 of this report.

All other schedules to the financial statements required by Regulation S-X are omitted because they are not applicable, not material, or because the information is included in the financial statements or related notes.

(a)(3)           Exhibit Index

Exhibit
3.1	Second Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
10.1*	1999 Employee Stock Option Plan (3)
10.2*	1999 Director’s Stock Option Plan (3)
10.3*+	Amended 2006 Stock Option and Equity Compensation Plan
10.4*	Form of Restricted Stock Award Agreement (4)
10.5*	Form of Stock Option Award Agreement (4)
10.6*	Form of Restricted Stock Unit Agreement (4)
10.7*	Form of Stock Appreciation Rights Agreement (4)
10.8*	Change of Control/Salary Continuation Agreement for Michael A. Reynolds (5)
10.9*	Change of Control/Salary Continuation Agreement for Mitchell J. Hagstrom(5)
10.10*	Executive Employment Agreement for Roger Busse (6)
10.11*	Executive Employment Agreement for Hal M. Brown (6)
10.12*	Amendment to Executive Employment Agreement for Roger Busse (7)
10.13*	Amendment to Executive Employment Agreement for Hal M. Brown (7)
10.14*	NWB Financial Corporation Employee Stock Option Plan (8)
10.15*	NWB Financial Corporation Director Stock Option Plan (8)
10.16*	Director Fee Schedule, Effective January 1, 2010 (9)
10.17*	Director Stock Trading Plan (6)
14	Code of Ethics for Senior Financial Officers and Principal Executive Officer (6)
23.1+	Consent of Moss Adams LLP
24.1+	Power of Attorney (included on signature page to this report)
31.1+	302 Certification, Hal M. Brown, Chief Executive Officer
31.2 +	302 Certification, Michael A. Reynolds, Executive Vice President and Chief Financial Officer
32+	Certifications Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010.
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.
(3)	Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s S-8 Registration Statement (File No. 333-109501).
(4)	Incorporated by reference to Exhibits 99.2-99.5 of the Company’s Form S-8 Registration Statement (File No. 333-134702).
(5)	Incorporated by reference to Exhibits 10.2 and 10.4 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005.
(6)	Incorporated by reference to Exhibits 10.9, 10.10, 10.14 and 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 21, 2010.
(8)	Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s Form S-8 Registration Statement (File No. 333-130886).
(9)	Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

*  Executive Contract, Compensatory Plan or Arrangement
+  Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on March 11, 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 11th day of March 2011.

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
Hal Brown                                                      and Director

Principal Financial and Accounting Officer

By /s/  Michael A. Reynolds                                Executive Vice President and
Michael A. Reynolds                                     Chief Financial Officer

Remaining Directors

By   /s/ Robert A. Ballin        Chairman      By/s/ Michael Heijer       Director
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

CERTIFICATIONS
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 11, 2011	/s/ Hal Brown
Hal Brown, Chief Executive Officer

CERTIFICATION

I, Michael A. Reynolds, certify that:
1.	I have reviewed this Form 10-K of Pacific Continental Corporation;

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

Date:  March 11, 2011                                          /s/ Michael A. Reynolds
Michael A. Reynolds, Executive Vice President & CFO

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pacific Continental Corporation (the “Company”) on Form 10-K for the period ended December 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Hal M. Brown, Chief Executive Officer, and Michael A. Reynolds, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

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

Dated:  March 11, 2011