Form 10-K/A
period 2010-12-31
PACIFIC CONTINENTAL CORP
filed 2011-03-28
CIK 1084717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

EXPLANATORY NOTE

On March 11, 2011 Pacific Continental Corporation (the “Company”) filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “10-K Report”). We are filing this Amendment No. 1 (this “Amendment”) to the 10-K Report to (i) amend Item 5 (Market for Company’s Common Equity, Related Shareholder Matters and Purchases of Equity Securities) to correct the number of shares outstanding; and (ii) to re-file Item 15 (Exhibits and Financial Statement Schedules) to include currently-dated certifications from our Chief Executive Officer and Chief Financial Officer as exhibits to this Amendment.  Under “Market Information and Shareholders,” the number of shares of common stock outstanding at March 4, 2011 was erroneously reported as 18,404,725 and has been revised to reflect the correct number of shares of common stock outstanding of 18,415,132.

No other revisions or amendments have been made to Part II or Part IV of the 10-K Report.  This Amendment does not reflect events occurring after March 11, 2011, the date of the original filing of our 10-K Report, or modify or update those disclosures that may have been affected by subsequent events.

PACIFIC CONTINENTAL CORPORATION

ANNUAL REPORT ON FORM 10-K/A

(Amendment No. 1)

For the Fiscal Year Ended December 31, 2010

TABLE OF CONTENTS

PART II
Item 5                      Market for Company’s Common Equity, Related Shareholder Matters and Purchases of Equity Securities

PART IV
Item 15                      Exhibits and Financial Statement Schedules

SIGNATURES

PART II

ITEM 5	Market for Company’s Common Equity, Related Shareholder Matters and Purchases of Equity Securities

Market Information and Shareholders

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol PCBK.  At March 4, 2011, the Company had 18,415,132 shares of common stock outstanding held by approximately 2,498 shareholders of record.

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

(a)(3)           Exhibit Index

Exhibit
3.1	Second Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
10.1*	1999 Employee Stock Option Plan (3)
10.2*	1999 Director’s Stock Option Plan (3)
10.3**	Amended 2006 Stock Option and Equity Compensation Plan
10.4*	Form of Restricted Stock Award Agreement (4)
10.5*	Form of Stock Option Award Agreement (4)
10.6*	Form of Restricted Stock Unit Agreement (4)
10.7*	Form of Stock Appreciation Rights Agreement (4)
10.8*	Change of Control/Salary Continuation Agreement for Michael A. Reynolds (5)
10.9*	Change of Control/Salary Continuation Agreement for Mitchell J. Hagstrom(5)
10.10*	Executive Employment Agreement for Roger Busse (6)
10.11*	Executive Employment Agreement for Hal M. Brown (6)
10.12*	Amendment to Executive Employment Agreement for Roger Busse (7)
10.13*	Amendment to Executive Employment Agreement for Hal M. Brown (7)
10.14*	NWB Financial Corporation Employee Stock Option Plan (8)
10.15*	NWB Financial Corporation Director Stock Option Plan (8)
10.16*	Director Fee Schedule, Effective January 1, 2010 (9)
10.17*	Director Stock Trading Plan (6)
14	Code of Ethics for Senior Financial Officers and Principal Executive Officer (6)
23.1**	Consent of Moss Adams LLP
24.1**	Power of Attorney (included on signature page to this report)
31.1+	302 Certification, Hal M. Brown, Chief Executive Officer
31.2 +	302 Certification, Michael A. Reynolds, Executive Vice President and Chief Financial Officer
32+	Certifications Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010.
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.
(3)	Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s S-8 Registration Statement (File No. 333-109501).
(4)	Incorporated by reference to Exhibits 99.2-99.5 of the Company’s Form S-8 Registration Statement (File No. 333-134702).
(5)	Incorporated by reference to Exhibits 10.2 and 10.4 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005.
(6)	Incorporated by reference to Exhibits 10.9, 10.10, 10.14 and 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 21, 2010.
(8)	Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s Form S-8 Registration Statement (File No. 333-130886).
(9)	Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

*    Executive Contract, Compensatory Plan or Arrangement
**  Previously Filed
+   Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned on March 28, 2011.

PACIFIC CONTINENTAL CORPORATION
(Company)

By:    /s/ Hal M. Brown
Hal Brown
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 28th day of March 2011.

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
Hal Brown                                                      and Director

Principal Financial and Accounting Officer

By   /s/  Michael A. Reynolds                              Executive Vice President and
Michael A. Reynolds                                     Chief Financial Officer

Remaining Directors

By   Robert A. Ballin *                Chairman                         By      Michael Heijer  *                                            Director
Robert A. Ballin                                                                        Michael Heijer

By   Donald G. Montgomery *  Vice Chairman                 By Michael D. Holzgang *  Director
Donald G. Montgomery                                                           Michael D. Holzgang

By   Cathi Hatch *                        Director                   By      Donald L. Krahmer, Jr. *  Director
Cathi Hatch                                                                                Donald L. Krahmer, Jr.

By   Michael S. Holcomb *         Director                   By       John H. Rickman  *  Director
        Michael S. Holcomb                                                                  John H. Rickman

* By:  /s/ Hal Brown
         As Attorney-in-Fact

CERTIFICATIONS
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 28, 2011	/s/ Hal Brown
Hal Brown, Chief Executive Officer

CERTIFICATION

I, Michael A. Reynolds, certify that:
1.	I have reviewed this Amendment No. 1 to the Form 10-K of Pacific Continental Corporation;

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

Date:  March 28, 2011                                                                /s/ Michael A. Reynolds
     Michael A. Reynolds, Executive Vice President & CFO

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amendment No. 1 to the Annual Report of Pacific Continental Corporation (the “Company”) on Form 10-K/A for the period ended December 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Hal M. Brown, Chief Executive Officer, and Michael A. Reynolds, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

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

Dated:  March 28, 2011