Form 10-Q
period 2011-03-31
PACIFIC CONTINENTAL CORP
filed 2011-05-09
CIK 1084717

SECURITIES & EXCHANGE COMMISSION

FORM 10-Q

[ X ]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011.

[   ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to ________________.

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   XNo   __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes __No __

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Act.
(Check one).
Large accelerated filer   __                                                      Accelerated filer   X                                               Non-accelerated filer   __
Smaller Reporting company   __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   __                   No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock outstanding as of April 30, 2011:                                                                                                   18,427,084

PACIFIC CONTINENTAL CORPORATION
FORM 10-Q
QUARTERLY REPORT
TABLE OF CONTENTS

Part I                 Financial Information
Item 1                 Financial Statements

Pacific Continental Corporation and Subsidiary
Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	March 31,	December 31,	March 31,
	2011	2010	2010
ASSETS
Cash and due from banks	$17,333	$25,424	$18,140
Interest-bearing deposits with banks	273	267	264
Total cash and cash equivalents	17,606	25,691	18,404

Securities available-for-sale	270,792	253,907	178,638
Loans held-for-sale	360	2,116	1,219
Loans, less allowance for loan losses and net deferred fees	826,466	839,815	911,617
Interest receivable	4,458	4,371	4,396
Federal Home Loan Bank stock	10,652	10,652	10,652
Property and equipment, net of accumulated depreciation	20,597	20,883	20,512
Goodwill and intangible assets	22,402	22,458	22,625
Deferred tax asset	9,869	10,188	6,385
Taxes receivable	-	-	2,339
Other real estate owned	13,740	14,293	3,890
Prepaid FDIC assessment	3,907	4,387	5,791
Other assets	1,686	1,415	1,916

Total assets	$1,202,535	$1,210,176	$1,188,384

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing demand	$247,223	$234,331	$211,846
Savings and interest-bearing checking	541,833	574,333	471,358
Time $100,000 and over	62,385	63,504	63,554
Other time	74,929	86,791	115,342
Total deposits	926,370	958,959	862,100

Federal funds and overnight funds purchased	-	-	49,810
Federal Home Loan Bank borrowings	91,500	67,000	96,500
Junior subordinated debentures	8,248	8,248	8,248
Accrued interest and other payables	2,667	3,731	3,918
Total liabilities	1,028,785	1,037,938	1,020,576

Shareholders' equity
Common stock, shares authorized: 50,000,000 at March 31, 2011 and December 31, 2010, 25,000,000 at March 31, 2010;
shares issued and outstanding: 18,421,132 at March 31, 2011,
18,415,132 at December 31, 2010 and 18,393,773 at March 31, 2010	137,221	137,062	136,453
Retained earnings	35,234	33,969	30,532
Accumulated other comprehensive gain	1,295	1,207	823
	173,750	172,238	167,808

Total liabilities and shareholders’ equity	$1,202,535	$1,210,176	$1,188,384

	See accompanying notes.

Pacific Continental Corporation and Subsidiary
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Interest and dividend income
Loans	$12,999	$14,664
Securities	2,041	1,551
Federal funds sold & interest-bearing deposits with banks	2	1
	15,042	16,216

Interest expense
Deposits	1,926	2,332
Federal Home Loan Bank & Federal Reserve borrowings	492	635
Junior subordinated debentures	31	129
Federal funds purchased	11	11
	2,460	3,107

Net interest income	12,582	13,109

Provision for loan losses	2,150	4,250
Net interest income after provision for loan losses	10,432	8,859

Noninterest income
Service charges on deposit accounts	430	410
Other fee income, principally bankcard	387	326
Loan servicing fees	28	17
Mortgage banking income	42	35
Loss on sale of investment securities	(9)	-
Other noninterest income	272	257
	1,150	1,045

Noninterest expense
Salaries and employee benefits	4,667	4,788
Premises and equipment	858	843
Bankcard processing	157	137
Business development	382	316
FDIC insurance assessment	508	473
Other real estate expense	955	88
Other noninterest expense	1,818	1,568
	9,345	8,213

Income before provision for income taxes	2,237	1,691
Provision for income taxes	788	588

Net income	$1,449	$1,103

Earnings per share
Basic	$0.08	$0.06
Diluted	$0.08	$0.06

Weighted average shares outstanding
Basic	18,415,865	18,393,773
Common stock equivalents attributable to stock-based awards	28,539	46,269
Diluted	18,444,404	18,440,042

	See accompanying notes.

Pacific Continental Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
 (In thousands, except share amounts)
(Unaudited)

				Accumulated
				Other
	Number	Common	Retained	Comprehensive
	of Shares	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2009	18,393,773	$136,316	$29,613	$(267)	$165,662

Net income			5,092		5,092
Other comprehensive income:
Unrealized gain on securities				2,615
less: realized losses on securities (OTTI)				(226)
Deferred income taxes				(915)

Other comprehensive income				1,474	1,474

Comprehensive income					6,566
Stock issuance	4,952	38			38
Stock options exercised and related tax benefit	16,407	115			115
Share-based compensation		593			593
Cash dividends			(736)		(736)

Balance, December 31, 2010	18,415,132	137,062	33,969	1,207	172,238

Net income			1,449		1,449
Other comprehensive income:
Unrealized gain on securities				142
Deferred income taxes				(54)

Other comprehensive income				88	88

Comprehensive income					1,537
Stock options exercised and related tax benefit	6,000	44			44
Share-based compensation		115			115
Cash dividends			(184)		(184)

Balance, March 31, 2011	18,421,132	$137,221	$35,234	$1,295	$173,750

See accompanying notes.

Pacific Continental Corporation and Subsidiary
Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$1,449	$1,103
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization, net of accretion	1,353	726
Valuation adjustment on foreclosed assets	843	-
Loss (gain) on sale of foreclosed assets	57	(1)
Provision for loan losses	2,150	4,250
Deferred income taxes	319	116
Share-based compensation	115	137
Excess tax benefit of stock options exercised	(6)	-
Production of mortgage loans held-for-sale	(1,890)	(2,397)
Proceeds from the sale of mortgage loans held-for-sale	3,646	1,923
Change in:
Interest receivable	(87)	12
Deferred loan fees	40	3
Accrued interest payable and other liabilities	(1,112)	(342)
Income taxes receivable	-	2,960
Other assets	209	451
Net cash provided by operating activities	7,086	8,941

Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale investment securities	19,372	9,971
Purchase of available-for-sale investment securities	(37,054)	(19,743)
Net loan principal collections	10,798	14,976
Purchase of loans	-	(40)
Purchase of property and equipment	(72)	(641)
Proceeds on sale of foreclosed assets	14	687
Net cash (used) provided by investing activities	(6,942)	5,210

Cash flows from financing activities:
Change in deposits	(32,589)	34,182
Change in federal funds purchased and FHLB short-term borrowings	30,000	(43,215)
Proceeds from FHLB term advances originated	-	2,500
FHLB advances paid-off	(5,500)	(6,000)
Proceeds from stock options exercised	38	-
Income tax benefit from stock options exercised	6	-
Dividends paid	(184)	(184)
Net cash used by financing activities	(8,229)	(12,717)
Net increase (decrease) in cash and cash equivalents	(8,085)	1,434
Cash and cash equivalents, beginning of period	25,691	16,970
Cash and cash equivalents, end of period	$17,606	$18,404

Supplemental information:
Noncash investing and financing activities:
Transfers of loans to foreclosed assets	$361	$352
Change in fair value of securities, net of deferred income taxes	$88	$1,090
Cash paid during the period for:
Income taxes	$-	$-
Interest	$2,241	$2,552

See accompanying notes.

 Pacific Continental Corporation and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

A complete set of Notes to Consolidated Financial Statements is a part of the Company’s 2010 Form 10-K filed March 11, 2011.  The notes below are included due to material changes in the financial statements or to provide the reader with additional information not otherwise available.  In preparing these financial statements, the Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements.  All dollar amounts in the following notes are expressed in thousands, except per share amounts or where otherwise indicated.

Certain amounts contained in the prior period consolidated financial statements have been reclassified where appropriate to conform to the financial statement presentation used in the current period.  These reclassifications had no effect on previously reported net income, income per share or retained earnings.

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

The balance sheet data as of December 31, 2010, was derived from audited financial statements, but does not include all disclosures contained in the Company’s 2010 Form 10-K.  The interim consolidated financial statements should be read in conjunction with the December 31, 2010, consolidated financial statements, including the notes thereto, included in the Company’s 2010 Form 10-K.

2.      Securities Available-for Sale

The amortized cost and estimated fair values of securities available-for-sale at March 31, 2011, are as follows:

March 31, 2011
(in thousands)
					Securities in	Securities in
					Continuous	Continuous
					Unrealized	Unrealized
					Loss	Loss
		Gross	Gross	Estimated	Position For	Position For
	Amortized	Unrealized	Unrealized	Fair	Less Than	12 Months
	Cost	Gains	Losses	Value	12 Months	or Longer

Unrealized Loss Positions
Obligations of states and political subdivisions:	$21,665	$-	$(747)	$20,918	$20,918	$-
Private-label mortgage-backed securities	5,240	-	(609)	4,631	1,627	3,004
Mortgage-backed securities	66,724	-	(538)	66,186	66,186	-

	$93,629	$-	$(1,894)	$91,735	$88,731	$3,004

Unrealized Gain Positions
Obligations of U.S. government agencies	$7,048	$177	$-	$7,225
Obligations of states and political subdivisions	13,066	475	-	13,541
Private-label mortgage-backed securities	11,862	455	-	12,317
Mortgage-backed securities	143,089	2,885	-	145,974

	175,065	3,992	-	179,057

	$268,694	$3,992	$(1,894)	$270,792

At March 31, 2011, there were 106 investment securities in unrealized loss positions.  The unrealized loss associated with the investments of $3,004 in a continuous unrealized loss position for twelve months or longer was $549.  The projected average life of the securities portfolio is 3.7 years.  The Company has no intent, nor is it more likely than not, that it will be required to sell these securities before the recovery of carrying value.

At March 31, 2011, unrealized losses exist on certain securities classified as obligations of states and political subdivisions, agency and private-label mortgage-backed securities.  The unrealized losses on obligations of states and political subdivisions are deemed to be temporary.  Additionally, the unrealized losses on agency mortgage-backed securities are deemed to be temporary, as these securities retain strong credit ratings, continue to perform adequately, and are backed by various government-sponsored enterprises (“GSEs”).  These decreases in fair value are associated with the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.  The decline in value of these securities has resulted from current economic conditions.  Although yields on these securities may be below market rates during the period, no loss of principal is expected.

During the first quarter 2011, management reviewed all of its private-label mortgage-backed securities for the presence of additional other-than-temporary impairment (“OTTI”).  Management’s evaluation included the use of independently-generated third-party credit surveillance reports that analyze the loans underlying each security.  These reports include estimates of default rates and severities, life collateral loss rates, and static voluntary prepayment assumptions to generate estimated cash flows at the individual security level.  Additionally, management considered factors such as downgraded credit ratings, severity and duration of the impairments, the stability of the issuers, and any discounts paid when the securities were purchased.  At March 31, 2011, no additional OTTI was identified.  Management has considered all available information related to the collectability of the impaired investment securities and believes that the estimated credit loss is appropriate.

Following is a tabular roll-forward of the amount of credit-related OTTI recognized in earnings during the three months ended March 31, 2011, and 2010:

	Three months ended
	March 31, 2011	March 31, 2010
Balance, beginning of period:	$226	$-
Additions:
Additional OTTI credit loss	-	-
Balance, end of period:	$226	$-

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2010, are as follows:

December 31, 2010
(in thousands)
					Securities in	Securities in
					Continuous	Continuous
					Unrealized	Unrealized
					Loss	Loss
		Gross	Gross	Estimated	Position For	Position For
	Amortized	Unrealized	Unrealized	Fair	Less Than	12 Months
	Cost	Gains	Losses	Value	12 Months	or Longer

Unrealized Loss Positions
Obligations of states and political subdivisions:	$25,236	$-	$(1,247)	$23,989	$23,989	$-
Private-label mortgage-backed securities	6,318	-	(761)	5,557	1,137	4,420
Mortgage-backed securities	49,830	-	(608)	49,222	49,222	-

	$81,384	$-	$(2,616)	$78,768	$74,348	$4,420

Unrealized Gain Positions
Obligations of U.S. government agencies	$7,051	$211	$-	$7,262
Obligations of states and political subdivisions	7,717	373	-	8,090
Private-label mortgage-backed securities	13,908	596	-	14,504
Mortgage-backed securities	141,891	3,392	-	145,283

	170,567	4,572	-	175,139

	$251,951	$4,572	$(2,616)	$253,907

At December 31, 2010, there were 96 investment securities in unrealized loss positions.  The unrealized loss associated with the investments of $4,420 in a continuous unrealized loss position for twelve months or longer was $734.

The amortized cost and estimated fair values of securities available-for-sale at March 31, 2010, are as follows:

March 31, 2010
(in thousands)
					Securities in	Securities in
					Continuous	Continuous
					Unrealized	Unrealized
					Loss	Loss
		Gross	Gross	Estimated	Position for	Position For
	Amortized	Unrealized	Unrealized	Fair	Less Than	12 Months
	Cost	Gains	Losses	Value	12 Months	or Longer

Unrealized Loss Positions
Obligations of U.S. government agencies	$5,045	$-	$(43)	$5,002	$5,002	$-
Private-label mortgage-backed securities	12,287	-	(1,720)	10,567	6,432	4,135
Mortgage-backed securities	27,427	-	(192)	27,235	27,235	-

	$44,759	$-	$(1,955)	$42,804	$38,669	$4,135

Unrealized Gain Positions

Obligations of U.S. government agencies	$2,015	$9	$-	$2,024
Obligations of states and political subdivisions	6,116	429	-	6,545
Private-label mortgage-backed securities	14,004	389	-	14,393
Mortgage-backed securities	110,410	2,462	-	112,872

	132,545	3,289	-	135,834

	$177,304	$3,289	$(1,955)	$178,638

At March 31, 2010, there were 44 investment securities in unrealized loss positions.  The unrealized loss associated with the investments of $4,135 in a continuous unrealized loss position for twelve months or longer was $678.

The amortized cost and estimated fair value of securities at March 31, 2011, December 31, 2010, and March 31, 2010, by maturity are shown below.  Obligations of U.S. government agencies and states and political subdivisions are shown by contractual maturity.  Mortgage-backed securities are shown by projected average life.

	March 31, 2011		December 31, 2010		March 31, 2010
		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Due in one year or less	$ 19,383	$ 19,667	$ 14,947	$ 15,175	$ 31,463	$ 31,644
Due after one year through 5 years	205,135	207,581	181,260	184,338	141,776	143,042
Due after 5 years through 10 years	37,179	36,775	53,618	52,390	4,065	3,952
Due after 10 years	6,997	6,769	2,126	2,004	-	-

	$ 268,694	$ 270,792	$ 251,951	$ 253,907	$ 177,304	$ 178,638

Three investment securities were sold during the first quarter of 2011 resulting in proceeds of $3,179, gross realized gains of $149 and gross realized losses of $158.  The specific identification method was used to determine the cost of the securities sold.  No securities available for sale were sold during the first quarter of 2010.

At March 31, 2011, securities with amortized costs of $18,429 (estimated market values of $19,100) were pledged to secure certain treasury and public deposits as required by law, and to secure borrowing lines.

3.      Loans

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

Major classifications of period-end loans, including loans held-for-sale, are as follows:

	March 31,	% of gross	December 31,	% of gross	March 31,	% of gross
	2011	loans	2010	loans	2010	loans
Real estate secured loans:
Permanent Loans:
Multifamily residential	$48,111	5.7%	$57,850	6.8%	$65,995	7.1%
Residential 1-4 family	72,926	8.7%	76,692	8.9%	86,234	9.3%
Owner-occupied commercial	205,701	24.4%	201,286	23.5%	200,593	21.6%
Non-owner-occupied commercial	157,828	18.7%	163,071	19.0%	145,847	15.8%
Other loans secured by real estate	21,057	2.6%	23,950	2.8%	28,223	3.0%
Total permanent real estate loans	505,623	60.0%	522,849	61.0%	526,892	56.8%
Construction Loans:
Multifamily residential	1,114	0.0%	6,192	0.7%	17,167	1.8%
Residential 1-4 family	21,774	2.6%	22,683	2.6%	36,174	3.9%
Commercial real estate	12,332	1.5%	11,730	1.4%	39,480	4.3%
Commercial bare land and acquisition & development	25,072	3.0%	25,587	3.0%	32,769	3.5%
Residential bare land and acquisition & development	14,506	1.7%	17,263	2.0%	26,934	2.9%
Total construction real estate loans	74,798	8.9%	83,455	9.7%	152,524	16.4%
Total real estate loans	580,421	68.9%	606,304	70.7%	679,416	73.2%
Commercial loans	253,810	30.1%	243,034	28.4%	235,357	25.4%
Consumer loans	5,966	0.7%	5,900	0.7%	6,579	0.7%
Other loans	2,119	0.3%	1,730	0.2%	6,369	0.7%
Gross loans	842,316	100.0%	856,968	100.0%	927,721	100.0%
Deferred loan origination fees	(623)		(583)		(1,247)
	841,693		856,385		926,474
Allowance for loan losses	(15,227)		(16,570)		(14,857)
Total loans, net of allowance for loan losses and
net deferred fees	$826,466		$839,815		$911,617

Real estate loans held for sale	$360		$2,116		$1,219

At March 31, 2011, outstanding loans to dental professionals totaled $182,258 and represented 21.6% of total outstanding loans compared to dental professional loans of $177,229 or 20.7% at December 31, 2010, and $160,976 or 17.4% at March 31, 2010.  There are no other industry concentrations in excess of 10% of the total loan portfolio.  However, as of March 31, 2011, approximately 68.9% of the Company’s loan portfolio was collateralized by real estate and is, therefore, susceptible to changes in local market conditions.

At March 31, 2011, outstanding residential construction loans totaled $21,774 and represented 2.6% of total outstanding loans.  In addition, at March 31, 2011, unfunded loan commitments for residential construction totaled $8,363.  Outstanding residential construction loans at December 31, 2010, and March 31, 2010, were $22,683 or 2.6% and $36,174 or 3.9% of total outstanding loans, respectively, with unfunded commitments for residential construction totaling $7,740 and $8,460, respectively.  Commercial real estate construction loans were $12,332 or 1.5% of total outstanding loans at March 31, 2011.  This compares to $11,730 or 1.4% and $39,480 or 4.3% at March 31, 2010.

While appropriate action is taken to manage identified concentration risks, management believes that the loan portfolio is well diversified by geographic location and among industry groups.

Allowance for loan losses

A summary of activity in the allowance for loan losses is as follows for the three months ended March 31, 2011, and 2010:

	Three months ended
	March 31,
	2011	2010
Balance, beginning of period	$16,570	$13,367
Provision charged to income	2,150	4,250
Loans charged against allowance	(3,613)	(4,911)
Recoveries credited to allowance	120	2,151
Balance, end of period	$15,227	$14,857

The allowance for loan losses is established as an amount that management considers adequate to absorb possible losses on existing loans within the portfolio.  The allowance consists of general, specific, and unallocated components.  The general component is based upon all loans collectively evaluated for impairment.  The specific component is based upon all loans individually evaluated for impairment.  The unallocated component represents credit losses inherent in the loan portfolio that may not have been contemplated in the general risk factors or the specific allowance analysis.  Loans are charged against the allowance when management believes the collection of principal or interest is unlikely.

The Company performs regular credit reviews of the loan portfolio to determine the credit quality and adherence to underwriting standards. When loans are originated, they are assigned a risk rating that is reassessed periodically during the term of the loan through the credit review process. The Company’s internal risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk. The ten risk rating categories are a primary factor in determining an appropriate amount for the allowance for loan losses.

Estimated credit losses reflect consideration of all significant factors that affect the collectability of the loan portfolio.  The historical loss rate for each group of loans with similar risk characteristics is determined based on the Company’s own loss experience in that group.  Historical loss experience and recent trends in losses provides a reasonable starting point for analysis, however they do not by themselves form a sufficient basis to determine the appropriate level for the ALLR.  Qualitative or environmental factors that are likely to cause estimated credit losses to differ from historical losses are also considered including but not limited to:

•	Changes in international, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;
•	Changes in the nature and volume of the portfolio and in the terms of loans;
•	Changes in the experience, ability, and depth of lending management and other relevant staff;
•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;
•	Changes in the quality of the institution’s loan review system;
•	Changes in the value of underlying collateral for collateral-dependent loans;
•	The existence and affect of any concentrations of credit, and changes in the level of such concentrations;
•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio;
•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.

The adequacy of the allowance for loan losses and the reserve for unfunded commitments is determined using a consistent, systematic methodology and is monitored regularly based on management’s evaluation of numerous factors.  For each portfolio segment, these factors include:

•	The quality of the current loan portfolio;
•	The trend in the migration of the loan portfolio’s risk ratings;
•	The velocity of migration of losses and potential losses;
•	Current economic conditions;
•	Loan concentrations;
•	Loan growth rates;
•	Past-due and non-performing trends;
•	Evaluation of specific loss estimates for all significant problem loans;
•	Recovery experience;
•	Peer comparison loss rates;

There have been no significant changes to the Company’s allowance for loan loss methodology or policies in the periods presented.

A summary of the activity in the allowance for loan losses by loan segment follows:

Allowance for Loan Losses and Recorded Investment in Loans Receivable

	For the period ended March 31, 2011
	Commercial and Other		Real Estate		Construction	Consumer		Unallocated		Total

Beginning balance(1)	$2,230	#	$10,042	#	$3,040	$64	#	$1,194	#	$16,570
Charge-offs	(629)		(1,310)		(1,663)	(11)		-	#	(3,613)
Recoveries	43		25		51	1		-	#	120
Provision	1,573		(171)		424	12		312	#	2,150

Ending balance	3,217	#	8,586	#	1,852	66	#	1,506	#	15,227

Ending allowance: collectively
evaluated for impairment	$2,674	#	$8,438	#	$1,634	$66	#	$1,506	#	$14,318
Ending allowance: individually
evaluated for impairment	543		148		218	-		-		909

Total ending allowance	$3,217		$8,586		$1,852	$66		$1,506		$15,227

Ending loan balance: collectively
evaluated for impairment	$248,654		$483,107		$53,150	$5,966		$-		$790,877
Ending loan balance: individually
evaluated for impairment	7,275		22,516		21,648	-		-		51,439

Total ending loan balance	$255,929		$505,623		$74,798	$5,966		$-		$842,316

(1)The December 31, 2010 allowance allocation has been adjusted to reallocate $5,522 from the construction loan portfolio to the real estate loan portfolio.

Management believes that the allowance for loan loss was adequate as of March 31, 2011.  There is, however, no assurance that future loan losses will not exceed the levels provided for in the allowance for loan loss and could possibly result in additional charges to the provision for loan losses.

Credit Quality Indicators

As previously noted, the Company’s risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk.  These risk rating categories can be summarized using the following loan grades, which are often used by regulators when assessing the credit quality of a loan portfolio:

Pass- Credit exposure in this category ranges between the highest credit quality to average credit quality.  Primary repayment sources generate satisfactory debt service coverage under normal conditions.  Cash flow from recurring sources is expected to continue to produce adequate debt service capacity.  There are many levels of credit quality contained in the Pass definition, but none of the loans contained in this category rise to the level of special mention.

Special Mention – A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.  The Company strictly and carefully employs the FDIC definition in assessing assets that may apply to this category.  It is apparent that in many cases asset weaknesses relevant to this definition either, (1) better fit a definition of “well-defined weakness”, or (2) in our experience ultimately migrate to worse risk grade categories, such as Substandard and Doubtful.  Consequently, management elects to downgrade most potential Special Mention credits to substandard or Doubtful, and therefore adopts a conservative risk grade process in the use of the Special Mention risk grade.

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

Management strives to consistently apply these definitions when allocating its loans by loan grade.  The loan portfolio is continuously monitored for changes in credit quality and management takes appropriate action to update the loan risk ratings accordingly.  Management has not changed the Company’s policy towards or use of credit quality indicators during the periods reported.

The following tables present the Company’s loan portfolio information by loan type and credit grade at March 31, 2011, and December 31, 2010:

Credit Quality Indicators
As of March 31, 2011

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Real estate loans
Multifamily residential	$44,121	$-	$3,990	$-	$48,111
Residential 1-4 family	57,194	-	15,248	484	72,926
Owner-occupied commercial	195,723	-	9,978	-	205,701
Nonowner-occupied commercial	147,976	-	9,852	-	157,828
Other real estate loans	18,753	-	2,304	-	21,057
Total real estate loans	463,767	-	41,372	484	505,623

Construction
Multifamily residential	882	-	232	-	1,114
Residential 1-4 family	18,524	-	3,250	-	21,774
Commercial real estate	7,893	-	4,439	-	12,332
Commercial bare land and acquisition & development	11,347	-	13,725	-	25,072
Residential bare land and acquisition & development	10,753	-	3,753	-	14,506
Total construction loans	49,399	-	25,399	-	74,798

Commercial and other	244,382	400	11,147	-	255,929

Consumer	5,909	-	57	-	5,966

Totals	$763,457	$400	$77,975	$484	$842,316

Credit Quality Indicators
As of December 31, 2010

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Real estate loans
Multifamily residential	$55,105	$-	$2,745	$-	$57,850
Residential 1-4 family	60,544	-	15,658	490	76,692
Owner-occupied commercial	185,362	-	14,274	1,650	201,286
Nonowner-occupied commercial	153,088	-	9,983	-	163,071
Other real estate loans	20,343	-	3,607	-	23,950
Total real estate loans	474,442	-	46,267	2,140	522,849

Construction
Multifamily residential	4,206	-	1,986	-	6,192
Residential 1-4 family	19,532	-	3,151	-	22,683
Commercial real estate	7,114	-	4,616	-	11,730
Commercial bare land and acquisition & development	11,771	-	13,816	-	25,587
Residential bare land and acquisition & development	11,886	-	5,377	-	17,263
Total construction loans	54,509		28,946		83,455

Commercial and other	231,358	-	13,406	-	244,764

Consumer	5,860	-	-	40	5,900

Totals	$766,169	$-	$88,619	$2,180	$856,968

Past Due and Nonaccrual Loans

The Company uses the terms “past due” and “delinquent” interchangeably.  Amortizing loans are considered past due or delinquent based upon the number of contractually required payments not made as indicated in the following table:

Number of Payments Past Due	Days Delinquent
2 Payments	30 Days
3 Payments	60 Days
4 Payments	90 Days
5 Payments	120 Days
6 Payments	150 Days
7 Payments	180 Days

Delinquency status for all contractually matured loans, commercial and commercial real estate loans with non-monthly amortization, and all other extensions of credit is determined based upon the number of calendar months past due.

The following tables present an aged analysis of past due and nonaccrual loans at March 31, 2011, and December 31, 2010:

Age Analysis of Past Due Financing Receivables
As of March 31, 2011

			Greater
	30-59 Days	60-89 Days	Than		Total Past
	Past Due	Past Due	90 Days		Due and	Total	Total Financing
	Still Accruing	Still Accruing	Still Accruing	Nonaccrual	Nonaccrual	Current	Receivables

Real estate loans
Multifamily residential	$-	$-	$-	$64	$64	$48,047	$48,111
Residential 1-4 family	588	2,453	-	6,503	9,544	63,382	72,926
Owner-occupied commercial	2,694	-	-	1,959	4,653	201,048	205,701
Non owner-occupied commercial	-	-	-	8,215	8,215	149,613	157,828
Other real estate loans	5	14	-	1,407	1,426	19,631	21,057
Total real estate loans	3,287	2,467	-	18,148	23,902	481,721	505,623

Construction					-
Multifamily residential	-	-	-	232	232	882	1,114
Residential 1-4 family	213	-	-	1,972	2,185	19,589	21,774
Commercial real estate	1,538	-	-	1,500	3,038	9,294	12,332
Commercial bare land and acquisition & development	660	-	-	-	660	21,412	25,072
Residential bare land and acquisition & development	-	-	-	2,024	2,024	12,482	14,506
Total construction loans	2,411	-	-	5,728	8,139	63,659	74,798

Commercial and other	452	-	-	7,275	7,727	248,202	255,929

Consumer	22	-	-	-	22	5,944	5,966

Total	$6,172	$2,467	$-	$31,151	$39,790	$799,526	$842,316

Age Analysis of Past Due Financing Receivables
As of December 31, 2010

			Greater
	30-59 Days	60-89 Days	Than		Total Past
	Past Due	Past Due	90 Days		Due and	Total	Total Financing
	Still Accruing	Still Accruing	Still Accruing	Nonaccrual	Nonaccrual	Current	Receivables

Real estate loans
Multifamily residential	$2,549	$-	$-	$1,010	$3,559	$54,291	$57,850
Residential 1-4 family	110	366	-	6,123	6,599	70,093	76,692
Owner-occupied commercial	2,694	356	-	1,622	4,672	196,614	201,286
Non owner-occupied commercial	-	-	-	8,428	8,428	154,643	163,071
Other real estate loans	195	-	-	538	733	23,217	23,950
Total real estate loans	5,548	722	-	17,721	23,991	498,858	522,849

Construction
Multifamily residential	-	-	-	1,985	1,985	4,207	6,192
Residential 1-4 family	-	-	-	2,493	2,493	20,190	22,683
Commercial real estate	-	-	-	1,671	1,671	10,059	11,730
Commercial bare land and acquisition & development	-	-	-	91	91	25,496	25,587
Residential bare land and acquisition & development	175	-	-	1,032	1,207	16,056	17,263
Total construction loans	175	-	-	7,272	7,447	76,008	83,455

Commercial and other	102	32	-	8,033	8,167	236,597	244,764

Consumer	7	5	-	-	12	5,888	5,900

Total	$5,832	$759	$-	$33,026	$39,617	$817,351	$856,968

Impaired Loans

Regular credit reviews of the portfolio are performed to identify loans that are considered potentially impaired.  Potentially impaired loans are referred to the ALCO Committee for review and are included in the specific calculation of allowance for loan losses.  A loan is considered impaired when, based on current information and events, the Company is unlikely to collect all principal and interest due according to the terms of the loan agreement.  When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses.  Impaired loans are often reported net of government guarantees to the extent that the guarantees are expected to be collected.  Impaired loans generally include all loans classified as non-accrual and troubled debt restructurings.

Accrual of interest is discontinued on impaired loans when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of principal or interest is doubtful.  Accrued, but uncollected interest is generally reversed when loans are placed on non-accrual status.  Interest income is subsequently recognized only to the extent cash payments are received satisfying all delinquent principal and interest amounts, and the prospects for future payments in accordance with the loan agreement appear relatively certain.  In accordance with GAAP, payments received on nonaccrual loans are applied to the principal balance and no interest income is recognized.  Interest income may be recognized on impaired loans that are not on non-accrual status.

The following tables display an analysis of the Company’s impaired loans, net of government guarantees at March 31, 2011, and December 31, 2010:

Impaired Loan Analysis
As of March 31, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded

Real estate
Multifamily residential	$64	$243		$113	$-
Residential 1-4 family	6,077	7,672	-	5,983	111
Owner-occupied commercial	6,093	6,168	-	6,112	74
Non owner-occupied commercial	8,215	9,894	-	8,287	70
Other real estate loans	1,142	1,452	-	548	5
Total real estate loans	21,591	25,429	-	21,043	260

Construction
Multifamily residential	233	1,143	-	551	-
Residential 1-4 family	1,972	2,741	-	1,816	-
Commercial real estate	3,167	3,338	-	3,282	24
Commercial bare land and acquisition & development	13,065	13,065	-	13,125	196
Residential bare land and acquisition & development	2,023	4,653	-	1,701	-
Total construction loans	20,460	24,940	-	20,475	220

Commercial and other	3,656	4,427	-	6,014	-

Consumer	-	-	-	-	-

With an allowance recorded

Real estate
Multifamily residential	$-	$-	$-	$-	$-
Residential 1-4 family	606	925	148	631	28
Owner-occupied commercial	-	-	-	-	-
Non owner-occupied commercial	-	-	-	-	-
Other real estate loans	-	-	-	-	-
Total real estate loans	606	925	148	631	28

Construction
Multifamily residential	-	-	-	-	-
Residential 1-4 family	-	-	-	399	-
Commercial real estate	-	-	-	-	-
Commercial bare land and acquisition & development	-	-	-	-	-
Residential bare land and acquisition & development	1,188	1,188	218	1,964	15
Total construction loans	1,188	1,188	218	2,363	15

Commercial and other	3,178	7,791	543	1,095	-

Consumer	-	-	-	-	-

Total

Real estate
Multifamily residential	$64	$243	$-	$113	$-
Residential 1-4 family	6,683	8,597	148	6,614	139
Owner-occupied commercial	6,093	6,168	-	6,112	74
Non owner-occupied commercial	8,215	9,894	-	8,287	70
Other real estate loans	1,142	1,452	-	548	5
Total real estate loans	22,197	26,354	148	21,674	288

Construction
Multifamily residential	233	1,143	-	551	-
Residential 1-4 family	1,972	2,741	-	2,215	-
Commercial real estate	3,167	3,338	-	3,282	24
Commercial bare land and acquisition & development	13,065	13,065	-	13,125	196
Residential bare land and acquisition & development	3,211	5,841	218	3,665	15
Total construction loans	21,648	26,128	218	22,838	235

Commercial and other	6,834	12,218	543	7,109	-

Consumer	-	-	-	-	-

Total impaired loans	$50,679	$64,700	$909	$51,621	$523

Impaired Loan Analysis
As of December 31, 2010

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Real estate
Multifamily residential	$1,009	$1,267	$-	$806	$62
Residential 1-4 family	5,698	6,793	-	4,552	279
Owner-occupied commercial	5,779	5,841	-	4,616	362
Non owner-occupied commercial	8,428	9,970	-	6,732	387
Other real estate loans	773	773	-	618	38
Total real estate loans	21,687	24,644	-	17,324	1,128

Construction
Multifamily residential	1,985	2,897	-	2,963	54
Residential 1-4 family	1,334	1,883	-	1,992	25
Commercial real estate	3,345	3,345	-	4,994	218
Commercial bare land and acquisition & development	13,156	13,378	-	19,641	795
Residential bare land and acquisition & development	1,032	2,492	-	1,540	93
Total construction loans	20,852	23,995	-	31,130	1,185

Commercial and other	7,297	13,749	-	8,055	72

Consumer	-	-	-	3	-

With an allowance recorded
Real estate
Multifamily residential	$-	$-	$-	$-	$-
Residential 1-4 family	106	426	80	1,971	-
Owner-occupied commercial	-	-	-	-	-
Non owner-occupied commercial	-	-	-	-	-
Other real estate loans	-	-	-	-	-
Total real estate loans	106	426	80	1,971	-

Construction
Multifamily residential	-	-	-		-
Residential 1-4 family	1,159	1,331	6	1,639	-
Commercial real estate	-	-	-		-
Commercial bare land and acquisition & development	-	-	-		-
Residential bare land and acquisition & development	3,439	3,439	1,498	4,863	217
Total construction loans	4,598	4,770	1,504	6,502	217

Commercial and other	-	-	-	1,525	-

Consumer	-	-	-	-	-

Total
Real estate
Multifamily residential	$1,009	$1,267	$-	$806	$62
Residential 1-4 family	5,804	7,219	80	6,523	279
Owner-occupied commercial	5,779	5,841	-	4,616	362
Non owner-occupied commercial	8,428	9,970	-	6,732	387
Other real estate loans	773	773	-	618	38
Total real estate loans	21,793	25,070	80	19,295	1,128

Construction
Multifamily residential	1,985	2,897	-	2,963	54
Residential 1-4 family	2,493	3,214	6	3,631	25
Commercial real estate	3,345	3,345	-	4,994	218
Commercial bare land and acquisition & development	13,156	13,378	-	19,641	795
Residential bare land and acquisition & development	4,471	5,931	1,498	6,403	310
Total construction loans	25,450	28,765	1,504	37,632	1,402

Commercial and other	7,297	13,749	-	9,580	72

Consumer	-	-	-	3	-

Total impaired loans	$54,540	$67,584	$1,584	$66,510	$2,602

The impaired balances reported above were reduced by government guarantees of $760, $1,056 and $788 at March 31, 2011, December 31, 2010, and March 31, 2010, respectively.  The recorded investment in impaired loans, net of government guarantees totaled $50,679, $54,540 and $76,644 at March 31, 2011, December 31, 2010, and March 31, 2010, respectively.  The specific valuation allowance for impaired loans was $909, $1,584 and $1,802 at March 31, 2011, December 31, 2010, and March 31, 2010, respectively.  The average recorded investment in impaired loans was approximately $51,621 and $64,883 during the first three months of 2011 and 2010, respectively.  Interest income recognized on impaired loans was $523 in the first three months of 2011 and $102 in the first three months of 2010.

Troubled debt restructurings (“TDRs”) are included in the impaired loan totals.  At March 31, 2011, and December 31, 2010, the Company had $5,398 and $3,679 in TDRs with no specific reserves and no additional unfunded commitments.  The Company reported no TDRs at March 31, 2010.

4.      Federal Funds and Overnight Funds Purchased:

The Company has unsecured federal funds borrowing lines with various correspondent banks totaling $88,000.  At March 31, 2011, and December 31, 2010, there were no outstanding borrowings on these lines.  At March 31, 2010, $9,810 was borrowed on these lines.

The Company also has a secured overnight borrowing line available from the Federal Reserve Bank totaling $106,627 at March 31, 2011.  The Federal Reserve Bank borrowing line is secured through the pledging of approximately $180,384 of commercial and real estate loans under the Company’s Borrower-In-Custody program.  At March 31, 2011, and December 31, 2010, there were no outstanding borrowings on this line.  At March 31, 2010, $40,000 was borrowed on this line.

5.      Federal Home Loan Bank Borrowings:

The Company has a borrowing limit with the FHLB equal to 30% of total assets, subject to discounted collateral and stock holdings.  At March 31, 2011, the maximum borrowing line was $360,761; however, the FHLB borrowing line was limited by the lower of the amount of FHLB stock held or the discounted value of collateral pledged.  At March 31, 2011, the FHLB stock held by the Company supported a total of $237,700 in borrowings. At March 31, 2011, the Company had pledged $370,310 in real estate loans and securities to the FHLB that had a discounted value of $145,647.  At March 31, 2011, the borrowing line was limited to the discounted value of collateral pledged.  There was $91,500 borrowed on this line at March 31, 2011.  On April 18, 2011, the FHLB announced changes to its collateral policy that will provide a new framework for determining the borrowing capacity of pledged collateral.  This new framework is scheduled for implementation in the second quarter 2011 and may reduce the Company’s borrowing capacity at the FHLB.

The maximum FHLB borrowing line at March 31, 2010, was $357,368.  At March 31, 2010, the Company had pledged $352,357 in real estate loans and securities to the FHLB with a discounted collateral value of $239,184.  There was $96,500 borrowed on this line at March 31, 2010.

Federal Home Loan Bank borrowings by year of maturity and applicable interest rate are summarized as follows:

	Current	March 31,	December 31,	March 31,
	Rates	2011	2010	2010

Cash Management Advance	N/A	$-	$-	$-
2010	N/A	-	-	33,000
2011	0.32% - 3.98%	34,500	10,000	10,000
2012	2.02% - 5.28%	16,000	16,000	16,000
2013	2.46% - 4.27%	22,000	22,000	22,000
2014	2.78% - 3.25%	13,500	13,500	13,500
2015	2.19% - 2.86%	3,500	3,500	-
2016	5.05%	2,000	2,000	2,000

		$91,500	$67,000	$96,500

6.      Stock-based Compensation:
Prior to April 2006, incentive stock option (“ISO”) and non-qualified option awards were granted to employees and directors under the Company’s 1999 Employees’ Stock Option Plan, and the Company’s 1999 Directors’ Stock Option Plan.  Subsequent to the annual shareholders’ meeting in April 2006, all shares available under these plans were deregistered and are no longer available for future grants.

At the annual shareholders’ meeting in April 2006, shareholders approved the 2006 Stock Option and Equity Compensation Plan (the “2006 SOEC Plan”).  Pursuant to this plan, ISOs, nonqualified stock options, restricted stock, restricted stock units, or stock appreciation rights (“SARs”) may be awarded to attract and retain the best available personnel to the Company and its subsidiaries.  Additionally, non-qualified option awards and restricted stock awards may be granted to directors under the terms of this plan.  1,050,000 shares are currently authorized under the 2006 SOEC Plan, of which 214,943 shares remain available for future issuance under the plan.

Incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units or SARs may be awarded to attract and retain the best available personnel for positions of responsibility with the Company and its subsidiary.  The Compensation Committee of the Board of Directors may impose any terms or conditions on the vesting of an award that it determines to be appropriate.  Awards granted generally vest over four years and have a maximum life of ten years.  Stock options may be granted at exercise prices of not less than 100% of the fair market value of the Company’s common stock at the grant date; provided, however, that in the case of an incentive stock option granted to an employee who immediately before the grant of such incentive stock option is a significant shareholder-employee, the incentive stock option exercise price shall be at least 110% of the fair market value of the common stock as of the date of grant of the incentive stock option.  Restricted stock awards may be granted at the fair market value on the date of the grant.

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

For the three months ended March 31, 2011, no equity-based awards were granted.   For the three months ended March 31, 2010, 1,000 stock-settled SARs were granted with a weighted-average exercise price of $10.30 per share and a grant date fair value of $3.63 per share.  6,000 stock options were exercised during the first quarter 2011 with a weighted average exercise price of $6.38 per share and an intrinsic value of $19.  No equity awards were exercised during the first quarter 2010.  The fair value of equity-based awards vested during the three months ended March 31, 2011, and 2010 was $253 and $254, respectively.

For the three months ended March 31, 2011, no liability-based awards were granted.  No liability-based awards were exercised during the three months ended March 31, 2011, and 2010.  The fair value of liability-based awards vested during the three months ended March 31, 2011, and 2010 was $88 and $74, respectively.

The following table identifies the compensation expense recorded and tax benefits received by the Company on its stock-based compensation plans for the three months ended March 31, 2011, and 2010:

	Three months ended
	March 31,
	2011		2010
	Compensation Expense (Benefit)	Tax Benefit (Expense)	Compensation Expense	Tax Benefit
Equity-based awards:
Director restricted stock	$-	$-	$-	$-
Director stock options	1	-	7	3
Employee stock options	47	-	62	-
Employee stock SARs	67	26	68	26
Liability-based awards:
Employee cash SARs	64	24	162	62
	$179	$50	$299	$91

At March 31, 2011, the Company has estimated unrecognized compensation expense of approximately $331, $526 and $148 for unvested stock options, stock-settled SARs, and cash-settled SARs, respectively.  These amounts are based on forfeiture rates of 20% for all awards granted to employees.  The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested stock options, SAR stock awards and SAR cash awards is approximately 2.4, 2.6 and 1.8 years, respectively.

7.      Fair Value

The following table presents estimated fair values of the Company’s financial instruments as of March, 31, 2011, December 31, 2010, and March 31, 2010, in accordance with the provisions of FASB ASC 825 “Financial Instruments.”  The use of different assumptions and estimation methods could have a significant effect on the reported fair value amounts.  Accordingly, the estimates of fair value herein are not necessarily indicative of the amounts that might be realized in a current market exchange.

	March 31, 2011		December 31, 2010		March 31, 2010
	Carrying		Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$17,606	$17,606	$25,691	$25,691	$18,404	$18,404
Securities available-for-sale	270,792	270,792	253,907	253,907	178,638	178,638
Loans held-for-sale	360	360	2,116	2,116	1,219	1,219
Loans	841,693	834,291	856,385	844,838	926,474	914,234
Federal Home Loan Bank stock	10,652	10,652	10,652	10,652	10,652	10,652
Accrued interest receivable	4,458	4,458	4,371	4,371	4,396	4,396

Financial liabilities:
Deposits	926,370	927,093	958,959	959,993	862,100	864,175
Federal funds and overnight funds purchased	-	-	-	-	49,810	49,810
Federal Home Loan Bank borrowings	91,500	93,356	67,000	69,456	96,500	98,112
Junior subordinated debentures	8,248	1,958	8,248	1,927	8,248	7,987
Accrued interest payable	368	368	587	587	717	717

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that fair value.

Cash and Cash Equivalents – The carrying amount approximates fair value.

Securities available-for-sale – Fair value is based on quoted market prices.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

Federal Home Loan Bank stock – FHLB stock is valued based on the most recent redemption price.

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

Federal Home Loan Bank and Federal Reserve Bank Borrowings – Fair value of Federal Home Loan Bank and Federal Reserve Bank borrowings are estimated by discounting future cash flows at rates currently available to the Company for debt with similar terms and remaining maturities.

Junior Subordinated Debentures – Fair value of Junior Subordinated Debentures is estimated by discounting future cash flows at rates currently available for debt with similar credit risk, terms and remaining maturities.

Off-Balance-Sheet Financial Instruments – The carrying amount and fair value are based on fees charged for similar commitments and are not material.

The Company also adheres to the FASB guidance with regards to ASC 820, “Fair Value Measures.”  This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The statement requires fair value measurement disclosure of all assets and liabilities that are carried at fair value on either a recurring or nonrecurring basis.  The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily accessible or available.  The valuation techniques used are based on observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs create the following fair value hierarchy:

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

Financial instruments, measured at fair value, are broken down in the tables below by recurring and nonrecurring measurement status.  Recurring assets are initially measured at fair value and are required to be remeasured at fair value in the financial statements at each reporting date.  Assets measured on a nonrecurring basis are assets that, due to an event or circumstance, were required to be remeasured at fair value after initial recognition in the financial statements at some time during the reporting period.

The tables below show assets measured at fair value on a recurring basis as of March 31, 2011, December 31, 2010, and March 31, 2010:

March 31, 2011
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities
Obligations of U.S. government agencies	$7,226	$-	$7,226	$-
Obligations of states and political subdivisions	34,460	-	34,460	-
Private-label mortgage-backed securities	16,948	-	16,948	-
Mortgage-backed securities	212,158	-	212,158	-
Total available-for-sale securities	$270,792	$-	$270,792	$-

December 31, 2010
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities
Obligations of U.S. government agencies	$7,262	$-	$7,262	$-
Obligations of states and political subdivisions	32,079	-	32,079	-
Private-label mortgage-backed securities	20,061	-	20,061	-
Mortgage-backed securities	194,505	-	194,505	-
Total available-for-sale securities	$253,907	$-	$253,907	$-

March 31, 2010
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities
Obligations of U.S. government agencies	$7,026	$-	$7,026	$-
Obligations of states and political subdivisions	6,545	-	6,545	-
Private-label mortgage-backed securities	24,960	-	24,960	-
Mortgage-backed securities	140,107	-	140,107	-
Total available-for-sale securities	$178,638	$-	$178,638	$-

No transfers to or from Levels 1 and 2 occurred on assets measured at fair value on a recurring basis during the three months ended March 31, 2011, or during the year ended December 31, 2010.

The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a recurring basis.  There have been no significant changes in the valuation techniques during the periods reported.

Fair value for all classes of available-for-sale securities is estimated by obtaining quoted market prices for identical assets, where available.  If such prices are not available, fair value is based on independent asset pricing services and models, the inputs of which are market-based or independently sourced market parameters, including but not limited to, yield curves, interest rates, prepayments, defaults, cumulative loss projections, and cash flows.

The tables below show assets measured at fair value on a nonrecurring basis as of March 31, 2011, December 31, 2010, and March 31, 2010:

March 31, 2011
		Quoted
		Prices in
		Active
		Markets	Significant		Three Months
		for	Other	Significant	Ended
		Identical	Observable	Unobservable	March 31,
	Carrying	Assets	Inputs	Inputs	2011
	Value	(Level 1)	(Level 2)	(Level 3)	Total Loss

Loans measured for impairment (net of
government guarantees and specific reserves)	$26,046	$-	$-	$26,046	$909
Other real estate owned	13,740	-	-	13,740	843
	$39,786	$-	$-	$39,786	$1,752

December 31, 2010
		Quoted
		Prices in
		Active
		Markets	Significant		Twelve Months
		for	Other	Significant	Ended
		Identical	Observable	Unobservable	December 31,
	Carrying	Assets	Inputs	Inputs	2010
	Value	(Level 1)	(Level 2)	(Level 3)	Total Loss

Loans measured for impairment (net of
government guarantees and specific reserves)	$24,094	$-	$-	$24,094	$1,584
Other real estate owned	14,293	-	-	14,293	896
	$38,387	$-	$-	$38,387	$2,480

March 31, 2010
		Quoted
		Prices in
		Active
		Markets	Significant		Three Months
		for	Other	Significant	Ended
		Identical	Observable	Unobservable	March 31,
	Carrying	Assets	Inputs	Inputs	2010
	Value	(Level 1)	(Level 2)	(Level 3)	Total Loss

Loans measured for impairment (net of
government guarantees and specific reserves)	$44,846	$-	$-	$44,846	$1,802
Other real estate owned	3,890	-	-	3,890	241
	$48,736	$-	$-	$48,736	$2,043

No transfers to or from Level 3 occurred on assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2011, or during the year ended December 31, 2010.

The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a nonrecurring basis.  There have been no significant changes in the valuation techniques during the periods reported.

Loans measured for impairment (net of guarantees) include the estimated fair value of collateral-dependent loans, less collectible government guarantees, as well as certain non collateral-dependent loans measured for impairment with an allocated specific reserve. When a collateral-dependent loan is identified as impaired, the value of the loan is measured using the current fair value of the collateral, less selling costs.  The fair value of collateral is generally estimated by obtaining external appraisals which are usually updated every 6 to 12 months based on the nature of the impaired loans.  Certain non collateral-dependent loans measured for impairment with an allocated specific reserve are valued based upon the estimated net realizable value of the loan.  If the estimated fair value of the impaired loan, less collectible government guarantees, is less than the recorded investment in the loan, impairment is recognized as a charge off through the allowance for loan losses.  The carrying value of the loan is adjusted to the estimated fair value.  The carrying value of loans fully charged off is zero.

Other real estate owned represents real estate which the Company has taken control of in partial or full satisfaction of loans.  At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis.  Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, management periodically orders appraisals or performs valuations to ensure that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell.  Appraisals are generally updated every 6 to 12 months on other real estate owned.  Fair value adjustments on other real estate owned are recognized within net loss on real estate owned.  The loss represents impairments on other real estate owned for fair value adjustments based on the fair value of the real estate.

8.      Regulatory Matters:

The Company and the Bank are subject to the regulations of certain federal and state agencies and receive periodic examinations by those regulatory authorities.  In addition, they are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to leverage assets.  Management believes that, as of March 31, 2011, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2011, and according to Federal Reserve and FDIC guidelines, the Company and the Bank are considered to be well-capitalized.  To be categorized as well-capitalized, the Company and the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.

  The Company’s and the Bank’s actual capital amounts and ratios are presented below:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2011:
Total capital (to risk
weighted assets)
Bank:	$160,656	17.21%	$74,674	8%	$93,342	10%
Company:	$169,765	18.18%	$74,696	8%	$93,371	10%
Tier I capital (to risk
weighted assets)
Bank:	$148,943	15.96%	$37,337	4%	$56,005	6%
Company:	$158,052	16.93%	$37,348	4%	$56,022	6%
Tier I capital (to leverage
assets)
Bank:	$148,943	12.65%	$47,087	4%	$58,858	5%
Company:	$158,052	13.42%	$47,116	4%	$58,895	5%

As of December 31, 2010:
Total capital (to risk
weighted assets)
Bank:	$159,401	16.16%	$78,934	8%	$98,668	10%
Company:	$168,727	17.10%	$78,954	8%	$98,693	10%
Tier I capital (to risk
weighted assets)
Bank:	$147,247	14.92%	$39,467	4%	$59,201	6%
Company:	$156,573	15.86%	$39,477	4%	$59,216	6%
Tier I capital (to leverage
assets)
Bank:	$147,247	12.58%	$46,808	4%	$58,510	5%
Company:	$156,573	13.38%	$46,809	4%	$58,511	5%

As of March 31, 2010:
Total capital (to risk
weighted assets)
Bank:	$154,900	15.22%	$81,419	8%	$101,774	10%
Company:	$165,100	16.22%	$81,430	8%	$101,788	10%
Tier I capital (to risk
weighted assets)
Bank:	$142,153	13.97%	$40,702	4%	$61,054	6%
Company:	$152,359	14.97%	$40,710	4%	$61,066	6%
Tier I capital (to leverage
assets)
Bank:	$142,153	12.17%	$46,722	4%	$58,403	5%
Company:	$152,359	13.03%	$46,772	4%	$58,465	5%

Item 2                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Pacific Continental Corporation’s and its wholly-owned subsidiary Pacific Continental Bank’s operating results and financial condition for the three months ended March 31, 2011.  When warranted, comparisons are made to the same period in 2010 and to the previous year ended December 31, 2010.  The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report.  The reader is assumed to have access to the Company’s Form 10-K for the previous year ended December 31, 2010, which contains additional statistics and explanations.  All dollar amounts, except per share data, are expressed in thousands of dollars.

In addition to historical information, this report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in (i) this report, and (ii) the sections titled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” from our 2010 Annual Report on Form 10-K, the following factors, among others, could cause actual results to differ materially from the anticipated results:

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

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in Risk Factors in Part II, Item 1A. Please take into account that forward-looking statements speak only as of the date of this report or documents incorporated by reference. The Company does not undertake any obligation to publicly correct or update any forward-looking statement if we later become aware that actual results differ from anticipated results.

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

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods.  Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2010, in Item 8 in the Company’s Form 10-K.  Management believes that the following policies and those disclosed in the Notes to Consolidated Financial Statements should be considered critical under the SEC definition:

Securities

Securities are classified based on management’s intention on the date of purchase and recorded on the Consolidated Balance Sheet as of the trade date. Currently the Company has all securities classified as available-for-sale (“AFS”) and carried at fair value with net unrealized gains and losses included in accumulated OCI on an after-tax basis.  The Company regularly evaluates each AFS security whose value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. In determining whether an impairment is other-than-temporary, the Company considers the severity and duration of the decline in fair value, the length of time expected for recovery, the financial condition of the issuer, and other qualitative factors, as well as whether the Company either plans to sell the security or it is more-likely-than-not that it will be required to sell the security before recovery of its amortized cost. Beginning in 2009, under new accounting guidance for impairments of debt securities that are deemed to be other-than-temporary, the credit component of an other-than-temporary impairment loss is recognized in earnings and the non-credit component is recognized in accumulated OCI in situations where the Company does not intend to sell the security and it is more-likely-than-not that the Company will not be required to sell the security prior to recovery.

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

Goodwill and Intangible Assets

At March 31, 2011, the Company had $22,402 in goodwill and intangible assets.  In accordance with financial accounting standards, assets with indefinite lives are no longer amortized, but instead are periodically tested for impairment.  Management performs an impairment analysis of its goodwill and intangible assets with indefinite lives at least annually and has determined that there was no impairment as of December 31, 2010.

Share-based Compensation

Consistent with the provisions of FASB ASC 718, Stock Compensation, we recognize expense for the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period).  The requisite service period may be subject to performance conditions.  The fair value of each option grant is estimated as of the grant date using the Black-Scholes option pricing model.  Management assumptions utilized at the time of grant impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately, the expense that will be recognized over the life of the option.  Liability-based stock awards are remeasured at fair value each reporting period.  Additional information is included in Note 6 of the Notes to Consolidated Financial Statements in Item 1 of this report.

Recent Accounting Pronouncements

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

In April 2011, the FASB issued Accounting Standards Update No. 2011-02, “Receivables:  A Creditors Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  This update provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether the debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The impact of adoption is not expected to have a material impact on the Company’s consolidated financial statements.

HIGHLIGHTS

	For the three months ended March 31,
	2011	2010	% Change

Net income	$1,449	$1,103	31.4%
Operating revenue (1)	$13,732	$14,154	-3.0%

Earnings per share
Basic	$0.08	$0.06	33.3%
Diluted	$0.08	$0.06	33.3%

Assets, period-end	$1,202,535	$1,188,384	1.2%
Loans, period-end (2)	$842,316	$927,721	-9.2%
Core deposits, period end (3)	$873,784	$775,283	12.7%
Deposits, period-end	$926,370	$862,100	7.5%

Return on average assets (4)	0.49%	0.38%
Return on average equity (4)	3.40%	2.67%
Return on average tangible equity (4) (5)	3.90%	3.08%

(1) Operating revenue is defined as net interest income plus noninterest income.
(2) Excludes loans held-for-sale, deferred fees and allowance for loan losses.
(3) Defined by the Company as demand, interest checking, money market, savings, and local non-public time deposits, including local non-public time deposits in excess of $100.
(4) Amounts annualized.
(5) Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.

The Company earned $1,449 in the first quarter 2011, an increase of $346 or 31.4% over first quarter 2010.  The improvement in net income in first quarter 2011 was primarily due to a lower provision for loan losses.  The first quarter 2011 provision for loan losses was $2,150, compared to $4,250 for first quarter 2010.  During the first quarter 2011, the Company released approximately $1,300 of its allowance for loan losses as net charge offs in the current quarter were $3,493, compared to a provision for loan losses of $2,150.  The release of reserves was warranted by improved credit quality statistics and a reduction in the level of classified loans.

A portion of the improvement in net income due to the lower provision for loan losses was offset by higher noninterest expense.  Noninterest expense was for first quarter 2011 was up $1,132 or 13.8% over the same quarter last year.  The increase in noninterest expense was primarily due to higher costs associated with collection of problem loans and foreclosed properties as evidenced by the $867 increase in other real estate expense.

Operating revenue, which consists of net interest income and noninterest income, was $13,732 for the first quarter 2011, down $422 from first quarter 2010.  Operating revenue was negatively impacted by the change in earning asset mix as lower yielding securities increased proportionally as a percentage of total earning assets.  The Company’s net interest margin, however, remained strong at 4.66%, up 6 basis points on a linked-quarter basis.

Period-end assets at March 31, 2011, were $1,202,535, a modest increase compared to $1,188,384 at March 31, 2010.  The increase in period-end assets was primarily attributable to growth in the Company’s securities portfolio as outstanding loans at March 31, 2011, were down significantly from the same period last year.  Core deposits, which are defined as demand deposits, interest checking, money market accounts, and local time deposits (including local time deposits over $100) were $873,784 and constituted 94.3% of March 31, 2011, outstanding deposits.  Noninterest -bearing deposits (a subset of core deposits) were $247,223 or 26.7% of total deposits and $211,846 or 24.6% at March 31, 2011, and March 31, 2010, respectively.

Reconciliation of non-GAAP financial information

Management utilizes certain non-GAAP financial measures to monitor the Company’s performance.  While we believe the presentation of non-GAAP financial measures provides additional insight into our operating performance, readers of this report are urged to review the GAAP results as presented in the Financial Statements in Item 1 of this report.

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

	March 31,	December 31,	March 31,
	2011	2010	2010
Total shareholders' equity	$173,750	$172,238	$167,808
Subtract:
Goodwill	(22,031)	(22,031)	(22,031)
Core deposit intangible assets	(371)	(427)	(594)
Tangible shareholders' equity (non-GAAP)	$151,348	$149,780	$145,183

Book value	$9.43	$9.35	$9.12
Tangible book value (non-GAAP)	$8.22	$8.13	$7.89

Return on average equity	3.40%	1.57%	2.67%
Return on average tangible equity (non-GAAP)	3.90%	1.81%	3.08%

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

The net interest margin as a percentage of average earning assets for the first quarter 2011 was 4.66%, up 6 basis points over the net interest margin for the fourth quarter 2010, but down 20 basis points from the 4.86% margin reported for first quarter 2010.  The linked-quarter improvement in the net interest margin was primarily due to a decline in the Company’s cost of funds as the cost of interest-bearing liabilities dropped by 17 basis points in first quarter 2011 when compared to fourth quarter 2010.  A portion of the improvement in the Company’s cost of funds was offset by a continued drop in earning asset yields due to the proportional increase in lower yielding securities as a percentage of total earning assets.

Despite the change that has occurred in the mix of earning assets and the elevated levels of nonperforming loans, the Company’s net interest margin continues to remain high relative to peers. A number of factors contribute to this performance including the historically low cost of short-term funding, less pricing pressure on loan rates due to changes in the competitive landscape, and the Company’s practice of using floors on variable rate loans has successfully stabilized loan yields despite the low interest rate environment. At March 31, 2011, interest rate floors were active on approximately $246,400 of prime-based variable rate loans.

Looking forward to second quarter 2011, the Company expects a relatively stable net interest margin with some potential for slight improvement.  This expectation is based on anticipated growth in net loans, which would enhance the earning asset mix, and further reductions in the cost of core deposits.  However, in this challenging economic environment events may occur that can create volatility in the reported net interest margin including interest reversed on loans placed on nonaccrual status and interest lost on nonperforming loans as well as positives such as interest recoveries.

The following table presents condensed balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates on interest-bearing liabilities for the quarter ended March 31, 2011, compared to the quarter ended March 31, 2010:

Table I
Average Balance Analysis of Net Interest Income
(dollars in thousands)

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	(Expense)	Rates	Balance	(Expense)	Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$290	$2	2.80%	$469	$1	0.86%
Securities available-for-sale:
Taxable	237,841	1,847	3.15%	167,431	1,502	3.64%
Tax-exempt	23,141	194	3.40%	5,378	49	3.70%
Loans held-for-sale	654	11	6.82%	312	4	5.20%
Loans, net of deferred fees and allowance (1) (2)	832,963	12,988	6.32%	920,561	14,660	6.46%
Total interest earning assets	1,094,889	15,042	5.57%	1,094,151	16,216	6.01%

Non earning assets
Cash and due from banks	19,420			17,210
Premises and equipment	20,686			20,330
Goodwill & intangible assets	22,432			22,656
Interest receivable and other assets (3)	43,830			37,498
Total non earning assets	106,368			97,694

Total assets	$1,201,257			$1,191,845

Interest-bearing liabilities
Money market and NOW accounts	$512,855	$(1,142)	-0.90%	$461,802	$(1,265)	-1.11%
Savings deposits	32,847	(50)	-0.62%	28,479	(71)	-1.01%
Time deposits - core (4)	84,625	(493)	-2.36%	93,552	(631)	-2.74%
Total interest-bearing core deposits	630,327	(1,685)	-1.08%	583,833	(1,967)	-1.37%

Time deposits - non-core	52,714	(241)	-1.85%	86,525	(365)	-1.71%
Federal funds purchased	7,690	(11)	-0.58%	60,837	(11)	-0.07%
FHLB & FRB borrowings	78,894	(492)	-2.53%	88,139	(635)	-2.92%
Trust preferred	8,248	(31)	-1.52%	8,248	(129)	-6.34%
Total interest-bearing wholesale funding	147,546	(775)	-2.13%	243,749	(1,140)	-1.90%
Total interest-bearing liabilities	777,873	(2,460)	-1.28%	827,582	(3,107)	-1.52%

Noninterest-bearing liabilities
Demand deposits	246,882			194,646
Interest payable and other	3,526			1,883
Total noninterest liabilities	250,408			196,529
Total liabilities	1,028,281			1,024,111
Shareholders' equity	172,976			167,734
Total liabilities and shareholders' equity	$1,201,257			$1,191,845
Net interest income		$12,582			$13,109
Net interest margin		4.66%			4.86%

(1) Nonaccrual loans have been included in average balance totals.
(2) Interest income includes recognized loan origination fees of $(35) and $268 for the three months ended March 31, 2011 and 2010, respectively.
(3) Federal Home Loan Bank stock is included in interest receivable and other assets.
(4) Defined by the Company as demand, interest checking, money market, savings and local non-
public time deposits, including local non-public time deposits in excess of $100.

Table I above shows that earning asset yields declined by 44 basis points in first quarter 2011 from first quarter 2010 from 6.01% to 5.57%.  This decline in earning asset yields was primarily attributable to a significant change in the earning asset mix in first quarter 2011 when compared to the same quarter last year, combined with a 47 basis point decline in the yield on the securities portfolio.  In first quarter 2011, average securities held-for sale with a weighted average yield of 3.17% totaled $260,982 and represented 23.8% of total average earning assets and loans yielding 6.32% represented 76.1% of total average earning assets.  This compares to first quarter 2010, when the average securities portfolio was $172,809 and with a weighted-average yield of 3.64% represented 15.8% of total average earning assets, while loans yielding 6.46% represented 84.2% of total average earning assets.

Table I also illustrates the change in funding mix between core deposits and wholesale funding as evidenced by the increase in average interest-bearing core deposits of $46,494 or 8.0% in first quarter 2011 when compared to the same quarter last year, while noninterest-bearing deposits increased $52,236 or 26.8%.  On the other hand, due to the increase in interest-bearing core deposits and the increase in noninterest-bearing deposits, the use of wholesale funding declined by $96,203 or 39.5% in first quarter 2011 when compared to first quarter 2010.

While earning asset yields dropped 44 basis points in first quarter 2011 compared to first quarter 2010, the cost of interest-bearing liabilities declined by only 24 basis points.  Table I shows that the cost of interest-bearing core deposits fell by 29 basis points from 1.37% in first quarter 2010 to 1.08% in first quarter 2011, and declines in rates are evident in all core deposit categories.  However, the cost of wholesale funding moved up from 1.90% in first quarter 2010 to 2.13% in first quarter 2011.  This increase in wholesale funding costs was due to higher rates on non-core time deposits as the Company extended maturities on its brokered deposit portfolio to mitigate its liability sensitive position.  The increase in rates on brokered time deposits was partially offset by a decline on the rate paid on trust preferred securities that was effective in January 2011.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the quarters ended March 31, 2011, and March 31, 2010.

Table II
Analysis of Changes in Interest Income and Interest Expense
(dollars in thousands)

	Three Months Ended
	March 31, 2011
	compared to March 31, 2010
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$-	$1	$1
Securities available-for-sale:
Taxable	632	(287)	345
Tax-exempt	162	(17)	145
Loans held-for-sale	4	3	7
Loans, net of deferred fees and allowance	(1,395)	(277)	(1,672)
Total interest earning assets	(597)	(577)	(1,174)

Interest paid on:
Money market and NOW accounts	140	(263)	(123)
Savings deposits	11	(32)	(21)
Time deposits - core (1)	(60)	(78)	(138)
Total interest-bearing core deposits	91	(373)	(282)

Time deposits - non-core	(143)	19	(124)
Federal funds purchased	(10)	10	-
FHLB & FRB borrowings	(67)	(76)	(143)
Trust preferred	-	(98)	(98)
Total interest-bearing wholesale funding	(220)	(145)	(365)
Total interest-bearing liabilities	(129)	(518)	(647)

Net interest income	$(468)	$(59)	$(527)

(1) Defined by the Company as demand, interest checking, money market, savings and local non-
public time deposits, including local non-public time deposits in excess of $100.

The year-to-date March 31, 2011, rate/volume analysis shows that first quarter 2011 net interest income decreased by $527 from first quarter 2010.  First quarter 2011 interest income including loan fees declined by $1,174 from last year with lower volumes of earning assets decreasing interest income by $597, combined with a $577 decline in interest income due to lower rates.  Interest expense in first quarter 2011 was down $647 when compared to first quarter 2010.  The rate/volume analysis shows interest expense on both core deposits and wholesale funding fell by $282 and $365, respectively.  Both lower volumes and changes in the mix of volumes lowered interest expense by $129, while lower rates paid on interest-bearing liabilities decreased interest expense by $518.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the three months ended March 31, 2011, and March 31, 2010:

	Three months ended
	March 31,
	2011	2010
Balance, beginning of period	$16,570	$13,367
Provision charged to income	2,150	4,250
Loans charged against allowance	(3,613)	(4,911)
Recoveries credited to allowance	120	2,151
Balance, end of period	$15,227	$14,857

The year-to-date March 31, 2011, provision for loan losses was $2,150, compared to $4,250 for the same period last year.  The decrease in the provision for loan losses was attributable to a drop in net loan charge offs, lower levels of nonperforming loans, and improved credit quality.  During the first quarter 2011, the Company released $1,343 of its reserves for loan losses as net charge offs for the current quarter exceeded the provision in the quarter.  The Company believes this release of reserves was warranted by the decline of $12,340 in classified loans (substandard and doubtful classifications) during the current quarter when compared to year-end 2010.  The Company did experience an increase in the level of loans past due 30 to 89 days of $2,048 at March 31, 2011, when compared to December 31, 2010, however approximately $5,000 of the past due loans in this range are centered in three loans and resolution is expected during second quarter 2011.  Note 3 in the Notes to Consolidated Financial Statements in this report provides details on credit quality statistics at March 31, 2011.

Year-to-date March 31, 2011, net charge-offs were $3,493 or an annualized 1.67% of average loans, as compared to net charge-offs of $2,760 or an annualized 1.20% of average loans reported for the same quarter in 2010.  On a linked-quarter basis, net charge offs for the first quarter 2011 were down $956 from fourth quarter 2010.

The allowance for loan losses at March 31, 2011, was 1.81% of the period end loans net of loans held-for-sale, compared to 1.93% and 1.60% at December 31, 2010, and March 31, 2010, respectively.  At March 31, 2011, the unallocated portion of the allowance for loan losses was $1,506 or 9.9% of the total allowance.  The ending allowance at March 31, 2011, includes $909 in specific allowance for impaired loans, which total $50,679.  At December 31, 2010, the Company had $54,540 of impaired loans with a specific allowance of $1,584 assigned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more, and other real estate owned for the periods covered in this report:

	March 31,	December 31,	March 31,
	2011	2010	2010
NONPERFORMING ASSETS
Non-accrual loans
Real estate secured loans:
Permanent loans:
Multifamily residential	$64	$1,010	$5,615
Residential 1-4 family	6,503	6,123	1,682
Owner-occupied commercial	1,959	1,622	3,351
Non-owner-occupied commercial	8,215	8,428	172
Other loans secured by real estate	1,407	538	1,080
Total permanent real estate loans	18,148	17,721	11,900
Construction loans:
Multifamily residential	232	1,985	6,085
Residential 1-4 family	1,972	2,493	5,593
Commercial real estate	1,500	1,671	5,516
Commercial bare land and acquisition & development	-	91	2,638
Residential bare land and acquisition & development	2,024	1,032	7,046
Other	-	-	-
Total construction real estate loans	5,728	7,272	26,878
Total real estate loans	23,876	24,993	38,778
Commercial loans	7,275	8,033	9,826
Consumer loans	-	-	-
Other loans	-	-	-
Total nonaccrual loans	31,151	33,026	48,604
90 days past due and accruing interest	-	-	2,782
Total nonperforming loans	31,151	33,026	51,386
Nonperforming loans guaranteed by government	(761)	(1,056)	(788)
Net nonperforming loans	30,390	31,970	50,598
Other real estate owned	13,740	14,293	3,890
Total nonperforming assets, net of guaranteed loans	$44,130	$46,263	$54,488

LOAN QUALITY RATIOS
Allowance for loan losses as a percentage of total loans
outstanding, net of loans held for sale	1.81%	1.93%	1.60%
Allowance for loan losses as a percentage of total
nonperforming loans, net of government guarantees	50.11%	51.83%	29.36%
Net loan charge offs (recoveries) as a percentage of
average loans, annualized	1.67%	2.03%	1.20%
Net nonperforming loans as a percentage of total loans	3.61%	3.73%	5.46%
Nonperforming assets as a percentage of total assets	3.67%	3.82%	4.59%

Nonperforming assets at March 31, 2011, declined $10,358 from the same period last year, and on a linked-quarter basis declined $2,133 from the end of fourth quarter 2010.  Nonperforming loans at March 31, 2011, decreased $20,235 from the same period last year, and declined $1,875 since the end of fourth quarter 2010.  The $1,875 reduction in linked-quarter nonperforming loans was made up of $4,973 in additions to nonperforming loans, offset by $3,685 in loan paydowns, $2,802 in charge-offs, and $361 in transfers to other real estate owned.  The economic conditions in the Northwest continue to be weak, particularly with respect to real estate, thus further additions to nonperforming loans are possible in future quarters.  However, the Company does have pending resolutions on a number of nonperforming assets that are expected to reduce the level of nonperforming assets over the next three quarters.

Noninterest Income

Noninterest income through March 31, 2011, was $1,150, up $105 or 10% from the same period in 2010.  All categories of noninterest income show improvement in first quarter 2011 when compared to the same quarter last year, with the exception of the small loss on the sale of securities during first quarter 2011.  Other fees, primarily merchant bankcard, continued to show significant improvement up $61 or 19% in first quarter over the same period last year as both transaction volumes and margins continued to improve.  Service charges on deposit accounts and the other income category also showed small increases of $20 or 5% and $15 or 6%. The increase in the other income category was primarily related to increased business credit card interchange and rental income related to other real estate owned.

On a linked-quarter basis, first quarter 2011 noninterest income was down $340 from fourth quarter 2010.  The drop in first quarter 2011 noninterest income was primarily attributable to a seasonal decrease in merchant bankcard fees, revenues from the origination of residential mortgages, and the other income category.  The decline in the other income category was due to the $164 thousand of one-time revenues booked in fourth quarter 2010 associated with rental income on other real estate owned and fees associated with the settlement of a problem loan.

Looking forward to the second quarter 2011, the Company expects noninterest income will be up modestly relative to the first quarter 2011 as merchant bankcard fees and mortgage revenues typically see a seasonal increase.

Noninterest Expense
Year-to-date March 31, 2011, noninterest expense was $9,345, up $1,132 or 14% over the same period in 2010.  All categories of expense showed an increase with the exception of personnel expense, which was down $121 from the same period last year.  The decline in personnel expense was primarily related to lower group insurance costs, combined with higher loan origination costs, which offset increases in base salary expense.  The largest increases in noninterest expense categories were in three categories: 1) business development; 2) other real estate; and 3) the other expense category.  Business development expense was up $66 or 21% as a result of increased marketing activities.  The increase in other real estate expense resulted primarily from $843 of valuation write downs during first quarter 2011 of which $517 was related to a single property.  The other noninterest expense category increase was $250 or up 16% and related to increases in a number of individual categories, most of which was attributable to resolution activities on problem loans and foreclosed properties as repossession and collection expense was up $104 and legal fees were up $53.

On a linked-quarter basis, first quarter 2011 noninterest expense was up $557 over fourth quarter 2010.  This increase was primarily due to a $542 increase in other real estate expense during the current quarter that was partially offset by declines in other categories of expense.  The increased other real estate expense was the result of valuation write downs recorded during the first quarter 2011.

Looking forward to the second quarter 2011, the Company believes noninterest expense will be down from first quarter 2011 levels due to anticipated reductions in FDIC assessments and a reasonable expectation of lower expenses related to problem assets.  However, since real estate values have not fully stabilized and current appraisals show trends of lower valuations, our noninterest expenses are subject to volatility, particularly with respect to other real estate expenses and potential valuation write downs in future quarters.

BALANCE SHEET

Loans

At March 31, 2011, outstanding loans, net of fees were $841,693, a decline of $84,781 and $14,692 from March 31, 2010, and December 31, 2010, respectively.  A summary of outstanding loans by market at March 31, 2011, December 31, 2010, and March 31, 2010, follows:

	March 31,	December 31,	March 31,
	2011	2010	2010
Eugene market loans, net of fees, period end	$254,719	$256,979	$260,754
Portland market loans, net of fees, period end	403,575	404,965	429,064
Seattle market loans, net of fees, period end	183,399	194,441	236,656
Total loans, net of fees, period end	$841,693	$856,385	$926,474

All three of the Company’s primary markets showed a decline in outstanding loans at March 31, 2011, when compared to December 31, 2010, and March 31, 2010.  The year-over-year decrease in Portland and Seattle market loans was most pronounced with Portland market loans declining 5.9% and Seattle market loans down 22.5%.  The decline in loans in these markets was primarily related to a planned contraction in residential and commercial construction loans in these two markets.  A portion of the contraction in these two markets was offset by increased commercial and industrial loans, primarily related to new loans in the health care industry, including dental related loans.  The Eugene market on the other hand saw less contraction in outstanding loans from the prior year as this market was not as exposed to real estate lending, thus new production nearly offset contraction.  Outstanding commercial and industrial loans at March 31, 2011, were up $20,453 or 7.8% over the same period last year.  On a linked-quarter basis, commercial and industrial loans at March 31, 2011, were up $10,776 or 4.4% over December 31, 2010 levels.  All three markets showed increased commercial and industrial loan activity.  The Company believes expansion of its commercial and industrial loan activity will continue to accelerate during 2011 and that contraction in loans secured by real estate will abate resulting in growth in net outstanding loans throughout the remainder of the year.

The Company continued to expand outstanding loans to dental professionals during first quarter 2011.  Outstanding loans to dental professionals at March 31, 2011, totaled $182,258 and represented 21.6% of total outstanding loans compared to dental professional loans of $177,229 or 20.7% at December 31, 2010, and $160,976 or 17.4% at March 31, 2010.  In addition to growth in the dental industry, growth was also experienced in the wider health care field with loans to physicians, surgeons, optometrists, family practitioners, and medical specialists.

Securities

At March 31, 2011, the securities available-for-sale totaled $270,792, up $16,885 over December 31, 2010, and up $92,154 over March 31, 2010.  At March 31, 2011, the portfolio had an unrealized taxable gain of $2,098 compared to an unrealized taxable gain of $1,956 at December 31, 2010.  During first quarter 2011, the Company purchased $37,054 in new securities, while receiving $16,193 in cash flow from the portfolio and $3,179 in proceeds from the sale of three securities.  The sale of the three securities resulted in a loss of $9 as management sought to reposition a small portion of the Company’s portfolio.  Purchases during the first quarter 2011 were high-quality agency mortgage-backed securities and longer-term tax-exempt municipals. At March 31, 2011, taxable and tax-exempt municipal securities were $34,459 and comprised 12.7% of the total portfolio.  Management has exercised caution in its purchases of municipals, relying on credit reports.  The municipal portion of the portfolio is diversified geographically with some areas being avoided, and the Company does not have significant exposure to any single municipality.  The first quarter 2011 purchases supported the Company’s strategy of positioning the securities portfolio to provide earnings in light of declining loan volumes and growth in core deposits and hedge the balance sheet against a rates-up scenario due to the Company’s liability sensitive position.  In an unchanged rate environment, the portfolio is expected to produce cash flow of approximately $44,200, primarily from the mortgage-backed portion of the portfolio.  At March 31, 2011, the portfolio had an average life of 3.7 years and duration of 3.3 years, virtually unchanged from the average life and duration at December 31, 2010.   Going forward, the portfolio is expected to increase moderately and purchases will be dependent upon core deposit growth, loan growth, and the Company’s interest rate risk position.

At March 31, 2011, $16,948 or 6.3% of the total securities portfolio was composed of private-label mortgage-backed securities. Management reviews monthly all available information, including current and projected default rates and current and projected loss severities, related to the collectability of its potentially impaired investment securities and determined no OTTI was required during first quarter 2011.  However, recognition of OTTI on the private-label mortgage-backed portion of the portfolio is possible in future quarters depending upon economic conditions, default rates on home mortgages, loss severities on foreclosed homes, unemployment levels, and home values.

In management’s opinion, the remaining securities in the portfolio in an unrealized loss position are considered only temporarily impaired. The Company has no intent, nor is it more likely than not, that it will be required to sell these securities before their recovery.  Management believes that substantially all decreases in fair value of the remaining securities are due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.  The decline in value of these securities has resulted from current economic conditions.  Although yields on these securities may be below market rates during the period, no loss of principal is expected.

Goodwill and Intangible Assets

At March 31, 2011, the Company had a recorded balance of $22,031 in goodwill from the November 30, 2005 acquisition of Northwest Business Financial Corporation (“NWBF”).  In addition, at March 31, 2011, the Company had $371 of core deposit intangible assets resulting from the acquisition of NWBF.  The core deposit intangible was determined to have an expected life of approximately seven years and is being amortized over that period using the straight-line method and has approximately two years remaining on the amortization schedule.  In accordance with generally accepted accounting principles, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment.  Management performs an impairment analysis of the intangible assets with indefinite lives at least annually.  The last impairment test was performed at December 31, 2010, at which time no impairment was determined to exist.

Deposits

Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and non-public local time deposits, including non-public local time deposits in excess of $100, were $873,784 and represented 94% of total deposits at March 31, 2011.  Outstanding core deposits at March 31, 2011, were up $98,501 or 13% over the same period last year.  All three of the Company’s primary markets had strong growth in core deposits over the past year.  During the first quarter 2011, the Company experienced a significant decline in outstanding core deposits, which were down $22,054.  The decline in outstanding core deposits was centered in the Eugene Market and was the result of temporary balances on deposit with the Company at December 31, 2010, primarily centered in a single large depositor client.

A summary of outstanding core deposits and average core deposits by market and other deposits classified as wholesale funding at March 31, 2011, December 31, 2010, and March 31, 2010 follows:

	March 31,	December 31,	March 31,
	2011	2010	2010
Eugene market core deposits, period end(1)	$509,572	$538,011	$492,326
Portland market core deposits, period end(1)	246,339	239,991	168,475
Seattle market core deposits, period end(1)	117,873	117,836	114,482
Total core deposits, period end(1)	873,784	895,838	775,283
Other deposits, period end	52,586	63,121	86,817
Total deposits, period end	$926,370	$958,959	$862,100

(1) Core deposits include all demand, savings, & interest checking accounts, plus all local time deposits including local time deposits in excess of $100,000.

	Three months ended
	March 31,	December 31,	March 31,
	2011	2010	2010
Eugene market core deposits, average(1)	$515,264	$525,937	$497,747
Portland market core deposits, average(1)	245,911	225,769	164,991
Seattle market core deposits, average(1)	116,034	118,597	114,385
Total core deposits, average(1)	877,209	870,303	777,123
Other deposits, average	52,714	68,663	86,525
Total deposits, average	$929,923	$938,966	$863,648

(1) Core deposits include all demand, savings, & interest checking accounts, plus all local time deposits including local time deposits in excess of $100,000.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures at March 31, 2011, which were issued in conjunction with the acquisition of NWBF and had an interest rate of 6.265% that was fixed through January 2011.  In January 2011, the rate on the junior subordinated debentures changed to three-month LIBOR plus 135 basis points.  The current rate on the junior subordinated debentures is 1.65%.  At March 31, 2011, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law which, among other things, limits the ability of certain bank holding companies to treat trust preferred security debt issuances, such as the Company’s junior subordinated debentures,  as Tier 1 capital. This law may require many banks to raise new Tier 1 capital and will effectively close the trust-preferred securities markets from offering new issuances in the future. Since the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act, the Company will be able to continue to include its existing trust preferred securities in Tier 1 capital.

Additional information regarding the terms of the junior subordinated debentures, including maturity/repricing dates and interest rate, is included in Note 10 of the Notes to Consolidated Financial Statements in the Company’s 2010 annual Form 10-K.

Capital Resources

Capital is the shareholders’ investment in the Company.  Capital grows through the retention of earnings and the issuance of new stock whether through stock offerings or through the exercise of stock options.  Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Shareholders’ equity at March 31, 2011, was $173,750, an increase of $5,942 over March 31, 2010, and an increase of $1,512 over December 31, 2010.  The increase in shareholders’ equity resulted from retained earnings.  For additional details regarding the changes in equity, review the Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) on page 5 of this report.

The Federal Reserve Board and the FDIC have in place guidelines for risk-based capital requirements applicable to U.S. bank holding companies and banks.  These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet.  Under the guidelines, capital strength is measured in three ways, first by measuring Tier 1 capital to leverage assets, followed by capital measurement in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios.  These guidelines require a minimum of 4% Tier 1 capital to leverage assets, 4% Tier 1 capital to risk-weighted assets, and 8% total capital to risk-weighted assets.  In order to be classified as well-capitalized, the highest capital rating, by the Federal Reserve and FDIC, these three ratios must be in excess of 5.00%, 6.00%, and 10.00%, respectively.  The Company’s leverage capital ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio were 13.42%, 16.93%, and 18.18%, respectively at March 31, 2011, all ratios being well above the minimum well-capitalized designation.

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

The Board of Directors, at its February 15, 2011, meeting, approved a dividend of $0.01 per share that was paid on March 15, 2011.  The Company has sufficient liquidity to maintain this level of dividend throughout 2011 if approved by regulators and would not require any dividend from the Bank to the Company in support of this level of cash dividend to shareholders.

The Company projects that earnings retention in 2011 and existing capital will be sufficient to fund anticipated organic asset growth, while maintaining a well-capitalized designation from all regulatory agencies.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Company commits to extensions of credit and issues letters of credit.  The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products.  In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract.  Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  At March 31, 2011, the Company had $97,689 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Company to guarantee performance of a customer to a third party.  The credit risk involved is essentially the same as that involved in extending loan facilities to customers.  At March 31, 2011, the Company had $1,258 in letters of credit and financial guarantees written.

LIQUIDITY AND CASH FLOWS

Liquidity is the term used to define the Company’s ability to meet its financial commitments.  The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds.  The Company derives liquidity through core deposit growth, maturity of investment securities, and loan payments.  Core deposits include demand, interest checking, money market, savings, and local time deposits, including local non-public time deposits in excess of $100. Additional liquidity and funding sources are provided through the sale of loans, sales of securities, access to national CD markets, and both secured and unsecured borrowings.  The Company uses a number of measurements to monitor its liquidity position on a daily, weekly, and monthly basis, which includes its ability to meet both short-term and long-term obligations, and requires the Company to maintain a certain amount of liquidity on the asset side of its balance sheet.  The Company also prepares quarterly projections of its liquidity position 30 days, 90 days, 180 days, and 1 year into the future.  In addition, the Company prepares a Liquidity Contingency Plan at least semi-annually that is strategic in nature and forward-looking to test the ability of the Company to fund a liquidity shortfall arising from various escalating events.  The Liquidity Contingency Plan is presented and reviewed by the Company’s Asset and Liability Committee.

Core deposits at March 31, 2011, were $873,784 and represented 94% of total deposits.  During first quarter 2011, the Company experienced a decline in its core deposit base, which was primarily the result of temporary balances held by a single large depositor at the Company on December 31, 2010.  These temporary funds moved out of the Company during January 2011.  The Company also continued to experience a decline in outstanding loans during the current quarter, which offset the decline in core deposits and combined with moderate growth in the securities portfolio, the Company’s overall liquidity position improved. Over the last year, the Company has built up significant liquidity on the asset side of the balance sheet through growth in the securities portfolio. The securities portfolio represents 23% of total assets at March 31, 2011, compared to 15% at March 31, 2010.  At March 31, 2011, $19,100 of the securities portfolio was pledged to support public deposits and a portion of the Company’s secured borrowing line at the FHLB leaving $251,692 of the securities portfolio unencumbered and available-for-sale.  In addition, at March 31, 2011, the Company had $41,990 of government guaranteed loans that could be sold in the secondary market to support the Company’s liquidity position.

Due to its strategic focus to market to specific segments, the Company has been successful in developing deposit relationships with several large clients, which are generally defined as deposit relationships of $1,000 or more, which are closely monitored by management and Company officers.  At March 31, 2011, 34 large deposit relationships with the Company account for $303,546 or 35% of total outstanding core deposits.  The single largest client represented 6.4% of outstanding core deposits at March 31, 2011.  The loss of this deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity.  The Company uses a 10-point risk-rating system to evaluate each of its large depositors in order to assist management in its daily monitoring of the volatility of this portion of its core deposit base.  The risk-rating system attempts to determine the stability of the deposits of each large depositor, evaluating among other things the length of time the depositor has been with the Company and the likelihood of loss of individual large depositor relationships.  Risk ratings on large depositors are reviewed at least quarterly and adjusted if necessary.  Company management and officers maintain close relationships and hold regular meetings with its large depositors to assist in management of these relationships.  The Company expects to maintain these relationships and believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients and regularly tests its ability to mitigate the loss of multiple large depositor relationships in its Liquidity Contingency Plan.

At March 31, 2011, the Company had secured borrowing lines with the Federal Home Loan Bank of Seattle (“FHLB”) and the Federal Reserve Bank of San Francisco (“FRB”), along with unsecured borrowing lines with various correspondent banks totaling $340,274.  The Company’s secured lines with the FHLB and FRB were limited by the amount of collateral pledged.  At March 31, 2011, the Company had pledged $145,647 in discounted collateral value in commercial real estate loans, first and second lien single-family residential loans, multi-family loans, and securities to the FHLB.  Additionally, certain commercial and commercial real estate loans with a discounted value of $106,627 were pledged to the FRB under the Company’s Borrower-In-Custody program.  The Company’s unsecured correspondent bank lines were $88,000.  At March 31, 2011, the Company had $91,500 in borrowings outstanding from the FHLB, $0 outstanding with the Federal Reserve Bank of San Francisco, and $0 outstanding on its overnight correspondent bank lines, leaving a total of $248,774 available on it secured and unsecured borrowing lines.

As disclosed in the Consolidated Statements of Cash Flows in Item 1 of this report, net cash provided by operating activities was $7,086 during the three months ended March 31, 2011.  The difference between cash provided by operating activities and net income largely consisted of non-cash items including a $2,150 provision for loan losses.  Net cash of $6,942 was used in investing activities, consisting principally of $37,054 in purchases of investment securities which was partially offset by net loan principal collections of $10,798 and proceeds from investment securities of $19,372.  Cash used by financing activities was $8,229 and primarily consisted of a decrease in deposits of $32,589 which was partially offset by a net increase of $24,500 in FHLB and other borrowings.

Item 3                 Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s exposure to market risk.  Readers are referred to the Company’s Form 10-K and the Annual Report to Shareholders for the year ended December 31, 2010, for specific discussion.

Item 4                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of March 31, 2011, the measurement date for purposes of this quarterly report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective, timely providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  We are not aware of any significant deficiencies or material weaknesses in our internal controls, therefore no corrective actions were taken.

Part II                 Other Information
Item 1                 Legal Proceedings

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

The national economy and the financial services sector in particular, are still facing significant challenges.   Substantially all of our loans are to businesses and individuals in western Washington and Oregon, markets facing many of the same challenges as the national economy, including elevated unemployment and declines in commercial and residential real estate values.  Although some economic indicators are improving both nationally and in the markets we serve, unemployment remains high and there remains substantial uncertainty regarding when and how strongly a sustained economic recovery will occur.  A further deterioration in economic conditions in the nation as a whole or in the markets we serve could result in the following consequences, any of which could have an adverse impact, which may be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline:

•	economic conditions may worsen, increasing the likelihood of credit defaults by borrowers;

•	loan collateral values, especially as they relate to commercial and residential real estate, may decline further, thereby increasing the severity of loss in the event of loan defaults;

•	demand for banking products and services may decline, including loan products and services for low cost and non-interest-bearing deposits; and

•	changes and volatility in interest rates may negatively impact the yields on earning assets and the cost of interest-bearing liabilities.

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

At March 31, 2011, our non-performing loans (which include all nonaccrual loans, net of government guarantees) were 3.61% of the loan portfolio.  At March 31, 2011, our non-performing assets (which include foreclosed real estate) were 3.67% of total assets.  These levels of non-performing loans and assets are at elevated levels compared to historical norms.  Non-performing loans and assets adversely affect our net income in various ways.  Until economic and market conditions improve, we may expect to continue to incur losses relating to non-performing assets.  We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss.  An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile.  While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially.  In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.  There can be no assurance that we will not experience future increases in non-performing assets.

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

Our ability to pay dividends on our common stock depends on a variety of factors.  On February 16, 2011, we announced a quarterly dividend of $0.01 per share, payable March 15, 2011, which was a continuation of the prior quarter’s dividend.  For the year 2010, the Company paid $0.04 per share in dividends.  There can be no assurance that we will be able to continue paying quarterly dividends commensurate with historic levels, if at all.   Cash dividends will depend on sufficient earnings to support them and approval of appropriate bank regulatory authorities.

We may be required, in the future, to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Our securities portfolio contains whole loan private mortgage-backed securities and municipal securities and currently includes securities with unrecognized losses.  We may continue to observe volatility in the fair market value of these securities.  We evaluate the securities portfolio for any other-than-temporary-impairment (“OTTI”) each reporting period, as required by generally accepted accounting principles.  In the second quarter of 2010, we recognized OTTI of $226 on five of our private-label mortgage-backed securities.  There can be no assurance that future evaluations of the securities portfolio will not require us to recognize additional impairment charges with respect to these and other holdings.  The credit quality of securities issued by certain municipalities has deteriorated in recent quarters.  Although management does not believe the credit quality of the Company’s municipal securities has similarly deteriorated, there can be no assurance that such deterioration will not occur in the future.

In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB.  At March 31, 2011, we had stock in the FHLB of Seattle totaling $10,652.  The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  The FHLB has discontinued the repurchase of their stock and discontinued the distribution of dividends.   As of March 31, 2011, we did not recognize an impairment charge related to our FHLB stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB will not necessitate the recognition of an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our reported earnings.

At March 31, 2011, we had $22,031 of goodwill on our balance sheet.  In accordance with generally accepted accounting principles, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists.  Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions.  There can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material.   At March 31, 2011, we did not recognize an impairment charge related to our goodwill.

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

As discussed more fully in the section entitled “Supervision and Regulation” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2010, we are subject to extensive regulation, supervision and examination by federal and state banking authorities.  In addition, as a publicly traded company, we are subject to regulation by the Securities and Exchange Commission.  Any change in applicable regulations or federal, state or local legislation could have a substantial impact on us and our operations.  Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations

In that regard, sweeping financial regulatory reform legislation was enacted in July 2010.  Among other provisions, the new legislation (i) creates a new Bureau of Consumer Financial Protection with broad powers to regulate consumer financial products such as credit cards and mortgages, (ii) creates a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, (iii) will lead to new capital requirements from federal banking agencies, (iv) places new limits on electronic debit card interchange fees, and (v) will require the Securities and Exchange Commission and national stock exchanges to adopt significant new corporate governance and executive compensation reforms.  The new legislation and regulations are likely to increase the overall costs of regulatory compliance.

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

Our three major markets are in Oregon and Washington.  The banking and financial services businesses in our market area are highly competitive and increased competition may adversely impact the level of our loans and deposits.  Ultimately, we may not be able to compete successfully against current and future competitors.  These competitors include national banks, foreign banks, regional banks and other community banks.  We also face competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries.  In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns.  Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology driven products and services.  If we are unable to attract and retain banking customers, we may be unable to develop loan growth or maintain our current level of deposits.

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

From time-to-time, particularly in the current uncertain economic environment, we may consider alternatives for raising capital when opportunities present themselves, in order to further strengthen our capital and/or better position ourselves to take advantage of identified or potential opportunities that may arise in the future.  Such alternatives may include issuance and sale of common or preferred stock, or borrowings by the Company, with proceeds contributed to the Bank.  Any such capital raising alternatives could dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.

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

Item 2                 Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3                 Defaults Upon Senior Securities

None

Item 4                 [Removed and Reserved]

Item 5                 Other Information

None

Item 6                 Exhibits

10.1           Amended and Restated 2006 Stock Option and Equity Compensation Plan(1)
31.1           302 Certification, Hal Brown, Chief Executive Officer
31.2           302 Certification, Michael A. Reynolds, Executive Vice President and Chief Financial Officer
32              Certifications Pursuant to 18 U.S.C. Section 1350

(1) Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      PACIFIC CONTINENTAL CORPORATION
                (Registrant)

Dated May 9, 2010	/s/ Hal Brown
Hal Brown
Chief Executive Officer

Dated May 9, 2010	/s/ Michael A. Reynolds
Michael A. Reynolds
Executive Vice President and Chief Financial Officer