Form 10-Q
period 2011-06-30
PACIFIC CONTINENTAL CORP
filed 2011-08-05
CIK 1084717

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2011.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

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

(Check one).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock outstanding as of July 31, 2011:	18,433,084

PACIFIC CONTINENTAL CORPORATION

FORM 10-Q

QUARTERLY REPORT

Part I	Financial Information
Item 1	Financial Statements

Pacific Continental Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	June 30, 2011	December 31, 2010	June 30, 2010
ASSETS
Cash and due from banks	$21,190	$25,424	$16,908
Interest-bearing deposits with banks	167	267	967

Total cash and cash equivalents	21,357	25,691	17,875

Securities available-for-sale	307,533	253,907	188,193
Loans held-for-sale	653	2,116	1,090
Loans, less allowance for loan losses and net deferred fees	814,397	839,815	885,223
Interest receivable	4,406	4,371	4,212
Federal Home Loan Bank stock	10,652	10,652	10,652
Property and equipment, net of accumulated depreciation	20,625	20,883	21,275
Goodwill and intangible assets	22,346	22,458	22,569
Deferred tax asset	8,714	10,188	5,465
Taxes receivable	0	0	2,344
Other real estate owned	12,312	14,293	9,651
Prepaid FDIC assessment	3,534	4,387	5,339
Other assets	1,845	1,415	1,532

Total assets	$1,228,374	$1,210,176	$1,175,420

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$257,570	$234,331	$238,436
Savings and interest-bearing checking	555,987	574,333	510,334
Time $100,000 and over	73,171	63,504	65,030
Other time	75,640	86,791	95,753

Total deposits	962,368	958,959	909,553

Federal funds and overnight funds purchased	18,000	0	13,885
Federal Home Loan Bank borrowings	59,500	67,000	70,500
Junior subordinated debentures	8,248	8,248	8,248
Accrued interest and other payables	2,832	3,731	2,476

Total liabilities	1,050,948	1,037,938	1,004,662

Shareholders’ equity
Common stock, shares authorized: 50,000,000; shares issued and outstanding: 18,433,084 at June 30, 2011, 18,415,132 at December 31, 2010 and 18,398,725 at June 30, 2010	137,491	137,062	136,646
Retained earnings	37,206	33,969	31,994
Accumulated other comprehensive income	2,729	1,207	2,118

	177,426	172,238	170,758

Total liabilities and shareholders’ equity	$1,228,374	$1,210,176	$1,175,420

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Interest and dividend income
Loans	$12,564	$14,498	$25,563	$29,162
Securities	2,254	1,403	4,295	2,954
Federal funds sold & interest-bearing deposits with banks	2	1	4	3

	14,820	15,902	29,862	32,119

Interest expense
Deposits	1,771	2,341	3,697	4,673
Federal Home Loan Bank & Federal Reserve borrowings	462	589	954	1,224
Junior subordinated debentures	34	131	65	260
Federal funds purchased	11	14	22	25

	2,278	3,075	4,738	6,182

Net interest income	12,542	12,827	25,124	25,937
Provision for loan losses	2,000	3,750	4,150	8,000

Net interest income after provision for loan losses	10,542	9,077	20,974	17,937

Noninterest income
Service charges on deposit accounts	436	418	866	828
Other fee income, principally bankcard	418	367	805	693
Loan servicing fees	27	15	55	32
Mortgage banking income	32	40	74	75
Net gain on sale of investment securities	474	45	465	45
Impairment losses on investment securities (OTTI)	0	(226)	0	(226)
Other noninterest income	278	263	549	520

	1,665	922	2,814	1,967

Noninterest expense
Salaries and employee benefits	4,779	4,194	9,446	8,983
Premises and equipment	886	828	1,744	1,671
Bankcard processing	161	157	318	294
Business development	400	390	782	705
FDIC insurance assessment	378	512	887	985
Other real estate expense	457	12	1,411	101
Other noninterest expense	1,957	1,808	3,774	3,376

	9,018	7,901	18,362	16,115

Income before provision for income taxes	3,189	2,098	5,426	3,789
Provision for income taxes	1,032	452	1,820	1,040

Net income	$2,157	$1,646	$3,606	$2,749

Earnings per share
Basic	$0.12	$0.09	$0.20	$0.15

Diluted	$0.12	$0.09	$0.20	$0.15

Weighted average shares outstanding
Basic	18,426,894	18,397,691	18,421,410	18,395,743
Common stock equivalents attributable to stock-based awards	29,687	22,109	33,427	21,547

Diluted	18,456,581	18,419,800	18,454,837	18,417,290

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

(In thousands, except share amounts)

(Unaudited)

	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2009	18,393,773	$136,316	$29,613	$(267)	$165,662

Net income			5,092		5,092
Other comprehensive income:
Unrealized gain on securities				2,615
less: realized losses on securities (OTTI)				(226)
Deferred income taxes				(915)

Other comprehensive income				1,474	1,474

Comprehensive income					6,566
Stock issuance	4,952	38			38
Stock options exercised and related tax benefit	16,407	115			115
Share-based compensation		593			593
Cash dividends			(736)		(736)

Balance, December 31, 2010	18,415,132	137,062	33,969	1,207	172,238

Net income			3,606		3,606
Other comprehensive income:
Unrealized gain on securities				2,467
Deferred income taxes				(945)

Other comprehensive income				1,522	1,522

Comprehensive income					5,128
Stock issuance	5,952	56			56
Stock options exercised and related tax benefit	12,000	89			89
Share-based compensation		284			284
Cash dividends			(369)		(369)

Balance, June 30, 2011	18,433,084	$137,491	$37,206	$2,729	$177,426

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$3,606	$2,749
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, net of accretion	2,786	1,844
Other than temporary impairment on investment securities	0	226
Valuation adjustment on foreclosed assets	1,091	0
Loss (gain) on sale of foreclosed assets	155	(26)
Provision for loan losses	4,150	8,000
Deferred income taxes	1,474	232
Share-based compensation	344	479
Excess tax benefit of stock options exercised	(12)	0
Production of mortgage loans held-for-sale	(3,130)	(4,903)
Proceeds from the sale of mortgage loans held-for-sale	4,593	4,558
Change in:
Interest receivable	(35)	196
Deferred loan fees	49	(474)
Accrued interest payable and other liabilities	(1,836)	(1,915)
Income taxes receivable	0	2,955
Other assets	423	1,312

Net cash provided by operating activities	13,658	15,233

Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale investment securities	44,811	21,062
Purchase of available-for-sale investment securities	(97,931)	(39,321)
Net loan principal collections	20,295	31,751
Purchase of loans	0	(40)
Purchase of property and equipment	(455)	(1,753)
Proceeds on sale of foreclosed assets	1,659	1,346

Net cash (used) provided by investing activities	(31,621)	13,045

Cash flows from financing activities:
Change in deposits	3,409	81,635
Change in federal funds purchased and FHLB short-term borrowings	18,000	(101,640)
Proceeds from FHLB term advances originated	0	1,000
FHLB advances paid-off	(7,500)	(8,000)
Proceeds from stock options exercised	77	0
Income tax benefit from stock options exercised	12	0
Dividends paid	(369)	(368)

Net cash provided (used) by financing activities	13,629	(27,373)

Net increase (decrease) in cash and cash equivalents	(4,334)	905
Cash and cash equivalents, beginning of period	25,691	16,970

Cash and cash equivalents, end of period	$21,357	$17,875

Supplemental information:
Noncash investing and financing activities:
Transfers of loans to foreclosed assets	$924	$6,747
Change in fair value of securities, net of deferred income taxes	$1,522	$2,385
Cash paid during the period for:
Income taxes	$1,269	$2,029
Interest	$4,535	$5,958

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

Certain amounts contained in the prior period consolidated financial statements have been reclassified where appropriate to conform to the financial statement presentation used in the current period. These reclassifications had no effect on previously reported net income, earnings per share or retained earnings.

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

2.	Securities Available-for Sale

The amortized cost and estimated fair values of securities available-for-sale at June 30, 2011, are as follows:

June 30, 2011
(in thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Securities in Continuous Unrealized Loss Position For Less Than 12 Months	Securities in Continuous Unrealized Loss Position For 12 Months or Longer
Unrealized Loss Positions
Obligations of states and political subdivisions	$10,397	$—	$(130)	$10,267	$10,267	$—
Agency mortgage-backed securities	21,055	—	(224)	20,831	19,779	1,052
Private-label mortgage-backed securities	6,373	—	(622)	5,751	2,915	2,836

	$37,825	$—	$(976)	$36,849	$32,961	$3,888

Unrealized Gain Positions
Obligations of U.S. government agencies	$11,070	$224	$—	$11,294
Obligations of states and political subdivisions	28,516	884	—	29,400
Agency mortgage-backed securities	216,558	3,915	—	220,473
Private-label mortgage-backed securities	9,141	376	—	9,517

	265,285	5,399	—	270,684

	$303,110	$5,399	$(976)	$307,533

At June 30, 2011, there were 46 investment securities in unrealized loss positions of which 8 had been in a continuous loss position for twelve months or longer. The unrealized loss associated with the investments of $3,888 in a continuous unrealized loss position for twelve months or longer was $548. The projected average life of the securities portfolio is 3.5 years. The Company has no intent, nor is it more likely than not, that it will be required to sell these securities before the recovery of carrying value.

At June 30, 2011, unrealized losses exist on certain securities classified as obligations of states and political subdivisions, agency and private-label mortgage-backed securities. The unrealized losses on obligations of states and political subdivisions are deemed to be temporary. Additionally, the unrealized losses on agency mortgage-backed securities are deemed to be temporary, as these securities retain strong credit ratings, continue to perform adequately, and are backed by various government-sponsored enterprises (“GSEs”). These decreases in fair value are associated with the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities has resulted from current economic conditions. Although yields on these securities may be below market rates during the period, no loss of principal is expected.

During the second quarter 2011, management reviewed all of its private-label mortgage-backed securities for the presence of other-than-temporary impairment (“OTTI”). Management’s evaluation included the use of independently-generated third party credit surveillance reports that analyze the loans underlying each security. These reports include estimates of default rates and severities, life collateral loss rates, and static voluntary prepayment assumptions to generate estimated cash flows at the individual security level. Additionally, management considered factors such as downgraded credit ratings, severity and duration of the impairments, the stability of the issuers, and any discounts paid when the securities were purchased. At June 30, 2011, no additional OTTI was identified. Management has considered all available information related to the collectability of the impaired investment securities and believes that the estimated credit loss is appropriate.

Following is a tabular roll-forward of the amount of credit-related OTTI recognized in earnings during the three and six months ended June 30, 2011, and 2010:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Balance, beginning of period:	$226	$—	$226	$—
Additions:
Initial OTTI credit loss	—	226	—	226

Balance, end of period:	$226	$226	$226	$226

At June 30, 2011, twelve of the company’s private-label mortgage-backed securities with an amortized cost of $5,409 were classified as substandard by regulators as their ratings were below investment grade. Securities with an amortized cost of $8,400 and $7,982 were classified as substandard at December 31, 2010, and June 30, 2010, respectively.

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2010, are as follows:

December 31, 2010
(in thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Securities in Continuous Unrealized Loss Position For Less Than 12 Months	Securities in Continuous Unrealized Loss Position For 12 Months or Longer
Unrealized Loss Positions
Obligations of states and political subdivisions	$25,236	$—	$(1,247)	$23,989	$23,989	$—
Agency mortgage-backed securities	49,830	—	(608)	49,222	49,222	—
Private-label mortgage-backed securities	6,318	—	(761)	5,557	1,137	4,420

	$81,384	$—	$(2,616)	$78,768	$74,348	$4,420

Unrealized Gain Positions
Obligations of U.S. government agencies	$7,051	$211	$—	$7,262
Obligations of states and political subdivisions	7,717	373	—	8,090
Agency mortgage-backed securities	141,891	3,392	—	145,283
Private-label mortgage-backed securities	13,908	596	—	14,504

	170,567	4,572	—	175,139

	$251,951	$4,572	$(2,616)	$253,907

At December 31, 2010, there were 96 investment securities in unrealized loss positions of which 9 had been in a continuous loss position for twelve months or longer. The unrealized loss associated with the investments of $4,420 in a continuous unrealized loss position for twelve months or longer was $734.

The amortized cost and estimated fair values of securities available-for-sale at June 30, 2010, are as follows:

June 30, 2010
(in thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Securities in Continuous Unrealized Loss Position for Less Than 12 Months	Securities in Continuous Unrealized Loss Position For 12 Months or Longer
Unrealized Loss Positions
Agency mortgage-backed securities	$22,908	$—	$(280)	$22,628	$22,628	$—
Private-label mortgage-backed securities	10,318	—	(1,270)	9,048	1,873	7,175

	$33,226	$—	$(1,550)	$31,676	$24,501	$7,175

Unrealized Gain Positions
Obligations of U.S. government agencies	$7,057	$230	$—	$7,287
Obligations of states and political subdivisions	6,108	438	—	6,546
Agency mortgage-backed securities	125,093	3,819	—	128,912
Private-label mortgage-backed securities	13,277	495	—	13,772

	151,535	4,982	—	156,517

	$184,761	$4,982	$(1,550)	$188,193

At June 30, 2010, there were 36 investment securities in unrealized loss positions, of which 13 had been in a continuous loss position for twelve months or longer. The unrealized loss associated with the investments of $7,175 in a continuous unrealized loss position for twelve months or longer was $1,205.

The amortized cost and estimated fair value of securities at June 30, 2011, December 31, 2010, and June 30, 2010, by maturity are shown below. Obligations of U.S. government agencies and states and political subdivisions are shown by contractual maturity. Mortgage-backed securities are shown by projected average life.

	June 30, 2011		December 31, 2010		June 30, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$29,862	$30,240	$14,947	$15,175	$44,654	$44,811
Due after one year through 5 years	222,761	226,426	181,260	184,338	134,863	138,054
Due after 5 years through 10 years	42,600	42,948	53,618	52,390	5,244	5,328
Due after 10 years	7,887	7,919	2,126	2,004	—	—

	$303,110	$307,533	$251,951	$253,907	$184,761	$188,193

Eleven and one investment securities were sold during the three months ended June 30, 2011, and June 30, 2010, respectively. These sales resulted in gross realized gains of $487 and $45, respectively, and gross realized losses of $13 and $0, respectively. Fourteen and one investment securities were sold during the six months ended June 30, 2011, and June 30, 2010, respectively. These sales resulted in gross realized gains of $635 and $45, respectively, and gross realized losses of $170 and $0, respectively.

At June 30, 2011, securities with amortized costs of $59,568 (estimated market values of $61,044) were pledged to secure certain treasury and public deposits as required by law, and to secure borrowing lines.

3.	Loans, Allowance for Loan Losses, and Credit Quality Indicators

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

Major classifications of period-end loans, including loans held-for-sale, are as follows:

	June 30, 2011	% of gross loans	December 31, 2010	% of gross loans	June 30, 2010	% of gross loans
Real estate secured loans:
Permanent Loans:
Multifamily residential	$48,013	5.8%	$57,850	6.8%	$59,150	6.5%
Residential 1-4 family	70,039	8.4%	76,692	8.9%	87,881	9.7%
Owner-occupied commercial	205,612	24.8%	201,286	23.5%	205,126	22.7%
Non-owner-occupied commercial	155,786	18.8%	163,071	19.0%	152,422	16.9%
Other loans secured by real estate	18,755	2.3%	23,950	2.8%	27,064	3.0%

Total permanent real estate loans	498,205	60.0%	522,849	61.0%	531,643	58.8%
Construction Loans:
Multifamily residential	1,391	0.2%	6,192	0.7%	14,180	1.6%
Residential 1-4 family	20,823	2.5%	22,683	2.6%	30,329	3.4%
Commercial real estate	12,580	1.5%	11,730	1.4%	30,656	3.4%
Commercial bare land and acquisition & development	25,049	3.0%	25,587	3.0%	24,804	2.7%
Residential bare land and acquisition & development	13,680	1.6%	17,263	2.0%	26,477	2.9%

Total construction real estate loans	73,523	8.9%	83,455	9.7%	126,446	14.0%

Total real estate loans	571,728	68.9%	606,304	70.7%	658,089	72.8%
Commercial loans	251,188	30.3%	243,034	28.4%	236,351	26.1%
Consumer loans	5,840	0.7%	5,900	0.7%	7,283	0.8%
Other loans	1,599	0.2%	1,730	0.2%	2,187	0.2%

Gross loans	830,355	100.0%	856,968	100.0%	903,910	100.0%
Deferred loan origination fees	(632)		(583)		(833)

	829,723		856,385		903,077
Allowance for loan losses	(15,326)		(16,570)		(17,854)

Total loans, net of allowance for loan losses and net deferred fees	$814,397		$839,815		$885,223

Loans held-for-sale	$653		$2,116		$1,090

At June 30, 2011, outstanding loans to dental professionals totaled $185,321 and represented 22.3% of total outstanding loans compared to dental professional loans of $177,229 or 20.7% at December 31, 2010, and $164,059 or 18.2% at June 30, 2010. There are no other industry concentrations in excess of 10% of the total loan portfolio. However, as of June 30, 2011, approximately 68.9% of the Company’s loan portfolio was collateralized by real estate and is, therefore, susceptible to changes in real estate market conditions.

At June 30, 2011, outstanding residential construction loans totaled $20,823 and represented 2.5% of total outstanding loans. In addition, at June 30, 2011, unfunded loan commitments for residential construction totaled $6,889. Outstanding residential construction loans at December 31, 2010, and June 30, 2010, were $22,683 or 2.6% and $30,329 or 3.4% of total outstanding loans, respectively, with unfunded commitments for residential construction totaling $7,740 and $9,990, respectively. Commercial real estate construction loans were $12,580 or 1.5% of total outstanding loans at June 30, 2011. This compares to $11,730 or 1.4% and $30,656 or 3.4% at December 31, 2010, and June 30, 2010, respectively.

While appropriate action is taken to manage identified concentration risks, management believes that the loan portfolio is well diversified by geographic location and among industry groups.

Allowance for loan losses

A summary of activity in the allowance for loan losses is as follows for the three and six months ended June 30, 2011, and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$15,227	$14,857	$16,570	$13,367
Provision charged to income	2,000	3,750	4,150	8,000
Loans charged against allowance	(2,263)	(1,038)	(5,877)	(5,949)
Recoveries credited to allowance	362	285	483	2,436

Balance, end of period	$15,326	$17,854	$15,326	$17,854

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

The Company performs regular credit reviews of the loan portfolio to determine the credit quality and adherence to underwriting standards. When loans are originated, they are assigned a risk rating that is reassessed periodically during the term of the loan through the credit review process. The Company’s internal risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk. The ten point risk rating categories are a primary factor in determining an appropriate amount for the allowance for loan losses.

Estimated credit losses reflect consideration of all significant factors that affect the collectability of the loan portfolio. The historical loss rate for each group of loans with similar risk characteristics is determined based on the Company’s own loss experience in that group. Historical loss experience and recent trends in losses provides a reasonable starting point for analysis, however they do not by themselves form a sufficient basis to determine the appropriate level for the allowance for loan loss reserves. Qualitative or environmental factors that are likely to cause estimated credit losses to differ from historical losses are also considered including but not limited to:

•	Changes in international, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

•	Changes in the nature and volume of the portfolio and in the terms of loans;

•	Changes in the experience, ability, and depth of lending management and other relevant staff;

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;

•	Changes in the quality of the institution’s loan review system;

•	Changes in the value of underlying collateral for collateral-dependent loans;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations;

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio;

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.

The adequacy of the allowance for loan losses and the reserve for unfunded commitments is determined using a consistent, systematic methodology and is monitored regularly based on management’s evaluation of numerous factors. For each portfolio segment, these factors include:

•	The quality of the current loan portfolio;

•	The trend in the migration of the loan portfolio’s risk ratings;

•	The velocity of migration of losses and potential losses;

•	Current economic conditions;

•	Loan concentrations;

•	Loan growth rates;

•	Past-due and non-performing trends;

•	Evaluation of specific loss estimates for all significant problem loans;

•	Recovery experience;

•	Peer comparison loss rates.

There have been no significant changes to the Company’s allowance for loan loss methodology or policies in the periods presented.

A summary of the activity in the allowance for loan losses by loan segment during the three and six months ended June 30, 2011, follows:

Allowance for Loan Losses and Recorded Investment in Loans Receivable

		For the three months ended June 30, 2011
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	3,217	8,586	1,852	66	1,506	15,227
Charge-offs	(197)	(1,542)	(515)	(10)	—	(2,264)
Recoveries	53	41	267	2	—	363
Provision	280	(362)	2,209	35	(162)	2,000

Ending balance	3,353	6,723	3,813	93	1,344	15,326

		For the six months ended June 30, 2011
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance(1)	$2,230	$10,042	$3,040	$64	$1,194	$16,570
Charge-offs	(826)	(2,852)	(2,178)	(21)	—	(5,877)
Recoveries	96	66	318	3	—	483
Provision	1,853	(533)	2,633	47	150	4,150

Ending balance	3,353	6,723	3,813	93	1,344	15,326

		Balances as of June 30, 2011
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$2,910	$6,713	$3,384	$93	$1,344	$14,444
Ending allowance: individually evaluated for impairment	443	10	429	—	—	882

Total ending allowance	$3,353	$6,723	$3,813	$93	$1,344	$15,326

Ending loan balance: collectively evaluated for impairment	$245,811	$474,969	$53,006	$5,840	$—	$779,626
Ending loan balance: individually evaluated for impairment	6,976	23,236	20,517	—	—	50,729

Total ending loan balance	$252,787	$498,205	$73,523	$5,840	$—	$830,355

(1)	The December 31, 2010 allowance allocation has been adjusted to reallocate $5,522 from the construction loan portfolio to the real estate loan portfolio.

Management believes that the allowance for loan loss was adequate as of June 30, 2011. There is, however, no assurance that future loan losses will not exceed the levels provided for in the allowance for loan loss and could possibly result in additional charges to the provision for loan losses.

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

Substandard- A substandard asset is inadequately protected by the current sound worth and paying capacity of the Borrower or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans in this category are characterized by the distinct possibility that the Company will not be repaid under contractual terms and may sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard.

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

The following tables present the Company’s loan portfolio information by loan type and credit grade at June 30, 2011, and December 31, 2010:

Credit Quality Indicators

As of June 30, 2011

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multifamily residential	$46,645	$—	$1,368	$—	$48,013
Residential 1-4 family	54,112	—	15,871	56	70,039
Owner-occupied commercial	196,075	—	9,537	—	205,612
Nonowner-occupied commercial	146,327	—	9,459	—	155,786
Other real estate loans	16,962	—	1,793	—	18,755

Total real estate loans	460,121	—	38,028	56	498,205

Construction
Multifamily residential	1,391	—	—	—	1,391
Residential 1-4 family	14,667	—	6,156	—	20,823
Commercial real estate	8,155	—	4,425	—	12,580
Commercial bare land and acquisition & development	11,362	—	13,687	—	25,049
Residential bare land and acquisition & development	10,104	—	3,576	—	13,680

Total construction loans	45,679	—	27,844	—	73,523

Commercial and other	241,236	—	8,792	2,759	252,787

Consumer	5,758	—	82	—	5,840

Totals	$752,794	$—	$74,746	$2,815	$830,355

Credit Quality Indicators

As of December 31, 2010

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multifamily residential	$55,105	$—	$2,745	$—	$57,850
Residential 1-4 family	60,544	—	15,658	490	76,692
Owner-occupied commercial	185,362	—	14,274	1,650	201,286
Nonowner-occupied commercial	153,088	—	9,983	—	163,071
Other real estate loans	20,343	—	3,607	—	23,950

Total real estate loans	474,442	—	46,267	2,140	522,849

Construction
Multifamily residential	4,206	—	1,986	—	6,192
Residential 1-4 family	19,532	—	3,151	—	22,683
Commercial real estate	7,114	—	4,616	—	11,730
Commercial bare land and acquisition & development	11,771	—	13,816	—	25,587
Residential bare land and acquisition & development	11,886	—	5,377	—	17,263

Total construction loans	54,509		28,946		83,455

Commercial and other	231,358	—	13,406	—	244,764

Consumer	5,860	—	—	40	5,900

Totals	$766,169	$—	$88,619	$2,180	$856,968

At June 30, 2011, December 31, 2010, and June 30, 2010, the company had $168, $16, and $505, respectively, in contingent liabilities on its classified loans.

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

The following tables present an aged analysis of past due and nonaccrual loans at June 30, 2011, and December 31, 2010:

Age Analysis of Past Due Financing Receivables

As of June 30, 2011

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multifamily residential	$—	$—	$—	$—	$—	$48,013	$48,013
Residential 1-4 family	415	—	—	8,177	8,592	61,447	70,039
Owner-occupied commercial	303	1,149	—	3,575	5,027	200,585	205,612
Non owner-occupied commercial		—	—	7,827	7,827	147,959	155,786
Other real estate loans	167	—	—	922	1,089	17,666	18,755

Total real estate loans	885	1,149	—	20,501	22,535	475,670	498,205

Construction					—
Multifamily residential	—	—	—	—	—	1,391	1,391
Residential 1-4 family	601	229	—	1,699	2,529	18,294	20,823
Commercial real estate	—	—	—	1,500	1,500	11,080	12,580
Commercial bare land and acquisition & development	—	—	—	13,027	13,027	12,022	25,049
Residential bare land and acquisition & development	318	528	—	1,597	2,443	11,237	13,680

Total construction loans	919	757	—	17,823	19,499	54,024	73,523

Commercial and other	533	—	—	6,515	7,048	245,739	252,787

Consumer	18	—	—	—	18	5,822	5,840

Total	$2,355	$1,906	$—	$44,839	$49,100	$781,255	$830,355

Age Analysis of Past Due Financing Receivables

As of December 31, 2010

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multifamily residential	$2,549	$—	$—	$1,010	$3,559	$54,291	$57,850
Residential 1-4 family	110	366	—	6,123	6,599	70,093	76,692
Owner-occupied commercial	2,694	356	—	1,622	4,672	196,614	201,286
Non owner-occupied commercial	—	—	—	8,428	8,428	154,643	163,071
Other real estate loans	195	—	—	538	733	23,217	23,950

Total real estate loans	5,548	722	—	17,721	23,991	498,858	522,849

Construction
Multifamily residential	—	—	—	1,985	1,985	4,207	6,192
Residential 1-4 family	—	—	—	2,493	2,493	20,190	22,683
Commercial real estate	—	—	—	1,671	1,671	10,059	11,730
Commercial bare land and acquisition & development	—	—	—	91	91	25,496	25,587
Residential bare land and acquisition & development	175	—	—	1,032	1,207	16,056	17,263

Total construction loans	175	—	—	7,272	7,447	76,008	83,455

Commercial and other	102	32	—	8,033	8,167	236,597	244,764

Consumer	7	5	—	—	12	5,888	5,900

Total	$5,832	$759	$—	$33,026	$39,617	$817,351	$856,968

Impaired Loans

Regular credit reviews of the portfolio are performed to identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALCO Committee for review and are included in the specific calculation of allowance for loan losses. A loan is considered impaired when, based on current information and events, the Company is unlikely to collect all principal and interest due according to the terms of the loan agreement. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. Impaired loans are often reported net of government guarantees to the extent that the guarantees are expected to be collected. Impaired loans generally include all loans classified as nonaccrual and troubled debt restructurings.

Accrual of interest is discontinued on impaired loans when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of principal or interest is doubtful. Accrued, but uncollected interest is generally reversed when loans are placed on nonaccrual status. Interest income is subsequently recognized only to the extent cash payments are received satisfying all delinquent principal and interest amounts, and the prospects for future payments in accordance with the loan agreement appear relatively certain. In accordance with GAAP, payments received on nonaccrual loans are applied to the principal balance and no interest income is recognized. Interest income may be recognized on impaired loans that are not on nonaccrual status.

The following tables display an analysis of the Company’s impaired loans at June 30, 2011, and December 31, 2010:

Impaired Loan Analysis

As of June 30, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded

Real estate
Multifamily residential	$—	$—		$110	$—
Residential 1-4 family	7,962	10,435	—	6,873	—
Owner-occupied commercial	6,077	6,077	—	6,202	102
Non owner-occupied commercial	7,827	9,833	—	8,169	—
Other real estate loans	1,155	1,464	—	853	9

Total real estate loans	23,021	27,809	—	22,207	111

Construction
Multifamily residential	—	—	—	274	—
Residential 1-4 family	919	1,617	—	1,512	—
Commercial real estate	3,156	3,326	—	3,220	56
Commercial bare land and acquisition & development	13,027	13,027	—	13,088	234
Residential bare land and acquisition & development	1,187	3,834	—	1,828	—

Total construction loans	18,289	21,804	—	19,922	290

Commercial and other	4,217	5,024	—	4,879	—

Consumer	—	—	—	—	—

With an allowance recorded

Real estate
Multifamily residential	$—	$—	$—	$—	$—
Residential 1-4 family	215	248	10	359	—
Owner-occupied commercial	—	—	—	—	—
Non owner-occupied commercial	—	—	—	—	—
Other real estate loans	—	—	—	80	—

Total real estate loans	215	248	10	439	—

Construction
Multifamily residential	—	—	—	—	—
Residential 1-4 family	780	850	8	533	—
Commercial real estate	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—
Residential bare land and acquisition & development	1,448	1,732	421	1,463	27

Total construction loans	2,228	2,582	429	1,996	27

Commercial and other	2,759	6,873	443	2,064	—

Consumer	—	—	—	—	—

Total

Real estate
Multifamily residential	$—	$—	$—	$110	$—
Residential 1-4 family	8,177	10,683	10	7,232	—
Owner-occupied commercial	6,077	6,077	—	6,202	102
Non owner-occupied commercial	7,827	9,833	—	8,169	—
Other real estate loans	1,155	1,464	—	933	9

Total real estate loans	23,236	28,057	10	22,646	111

Construction
Multifamily residential	—	—	—	274	—
Residential 1-4 family	1,699	2,467	8	2,045	—
Commercial real estate	3,156	3,326	—	3,220	56
Commercial bare land and acquisition & development	13,027	13,027	—	13,088	234
Residential bare land and acquisition & development	2,635	5,566	421	3,291	27

Total construction loans	20,517	24,386	429	21,918	317

Commercial and other	6,976	11,897	443	6,943	—

Consumer	—	—	—	—	—

Total impaired loans	$50,729	$64,340	$882	$51,507	$428

Impaired Loan Analysis

As of December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Real estate
Multifamily residential	$1,009	$1,267	$—	$806	$62
Residential 1-4 family	5,698	6,793	—	4,552	279
Owner-occupied commercial	5,779	5,841	—	4,616	362
Non owner-occupied commercial	8,428	9,970	—	6,732	387
Other real estate loans	773	773	—	618	38

Total real estate loans	21,687	24,644	—	17,324	1,128

Construction
Multifamily residential	1,985	2,897	—	2,963	54
Residential 1-4 family	1,334	1,883	—	1,992	25
Commercial real estate	3,345	3,345	—	4,994	218
Commercial bare land and acquisition & development	13,156	13,378	—	19,641	795
Residential bare land and acquisition & development	1,032	2,492	—	1,540	93

Total construction loans	20,852	23,995	—	31,130	1,185

Commercial and other	7,297	13,749	—	8,055	72

Consumer	—	—	—	3	—

With an allowance recorded
Real estate
Multifamily residential	$—	$—	$—	$—	$—
Residential 1-4 family	106	426	80	1,971	—
Owner-occupied commercial	—	—	—	—	—
Non owner-occupied commercial	—	—	—	—	—
Other real estate loans	—	—	—	—	—

Total real estate loans	106	426	80	1,971	—

Construction
Multifamily residential	—	—	—		—
Residential 1-4 family	1,159	1,331	6	1,639	—
Commercial real estate	—	—	—		—
Commercial bare land and acquisition & development	—	—	—		—
Residential bare land and acquisition & development	3,439	3,439	1,498	4,863	217

Total construction loans	4,598	4,770	1,504	6,502	217

Commercial and other	—	—	—	1,525	—

Consumer	—	—	—	—	—

Total
Real estate
Multifamily residential	$1,009	$1,267	$—	$806	$62
Residential 1-4 family	5,804	7,219	80	6,523	279
Owner-occupied commercial	5,779	5,841	—	4,616	362
Non owner-occupied commercial	8,428	9,970	—	6,732	387
Other real estate loans	773	773	—	618	38

Total real estate loans	21,793	25,070	80	19,295	1,128

Construction
Multifamily residential	1,985	2,897	—	2,963	54
Residential 1-4 family	2,493	3,214	6	3,631	25
Commercial real estate	3,345	3,345	—	4,994	218
Commercial bare land and acquisition & development	13,156	13,378	—	19,641	795
Residential bare land and acquisition & development	4,471	5,931	1,498	6,403	310

Total construction loans	25,450	28,765	1,504	37,632	1,402

Commercial and other	7,297	13,749	—	9,580	72

Consumer	—	—	—	3	—

Total impaired loans	$54,540	$67,584	$1,584	$66,510	$2,602

The impaired balances reported above are not adjusted for government guarantees of $666, $1,056 and $621 at June 30, 2011, December 31, 2010, and June 30, 2010, respectively. The recorded investment in impaired loans, net of government guarantees totaled $50,063, $53,484 and $64,105 at June 30, 2011, December 31, 2010, and June 30, 2010, respectively. The specific valuation allowance for impaired loans was $882, $1,584 and $1,760 at June 30, 2011, December 31, 2010, and June 30, 2010, respectively. The average recorded investment in impaired loans was approximately $51,394 and $73,161 during the three months ended June 30, 2011, and 2010, respectively. The average recorded investment in impaired loans was approximately $51,507 and $69,045 during the six months ended June 30, 2011, and 2010, respectively.

Troubled debt restructurings (“TDRs”) are included in the impaired loan totals. At June 30, 2011, December 31, 2010, and June 30, 201, the Company had $6,049, $3,679, and $6,354 in TDRs with no specific reserves and no additional unfunded commitments.

4.	Federal Funds and Overnight Funds Purchased:

The Company has unsecured federal funds borrowing lines with various correspondent banks totaling $88,000. At June 30, 2011, and June 30, 2010, there was $18,000 and $13,885, respectively, outstanding on these lines. At December 31, 2010, there were no outstanding borrowings on these lines.

The Company also has a secured overnight borrowing line available from the Federal Reserve Bank totaling $107,502 at June 30, 2011. The Federal Reserve Bank borrowing line is secured through the pledging of approximately $167,441 of commercial and real estate loans under the Company’s Borrower-In-Custody program. At June 30, 2011, December 31, 2010, and June 30, 2010, there were no outstanding borrowings on this line.

5.	Federal Home Loan Bank Borrowings:

The Company has a borrowing limit with the FHLB equal to 30% of total assets, subject to discounted collateral and stock holdings. At June 30, 2011, the maximum borrowing line was $368,512; however, the FHLB borrowing line was limited by the lower of the amount of FHLB stock held or the discounted value of collateral pledged. At June 30, 2011, the FHLB stock held by the Company supported a total of $237,422 in borrowings. At June 30, 2011, the Company had pledged $381,176 in real estate loans and securities to the FHLB that had a discounted value of $147,967. At June 30, 2011, the borrowing line was limited to the discounted value of collateral pledged. There was $59,500 borrowed on this line at June 30, 2011.

The maximum FHLB borrowing line at December 31, 2010, was $363,053. At December 31, 2010, the Company had pledged real estate loans and securities to the FHLB that had a discounted value of $152,237. There was $67,000 borrowed on this line at December 31, 2010.

The maximum FHLB borrowing line at June 30, 2010, was $352,626. At June 30, 2010, the Company had pledged $330,936 in real estate loans and securities to the FHLB with a discounted collateral value of $221,100. There was $70,500 borrowed on this line at June 30, 2010.

Federal Home Loan Bank borrowings by year of maturity and applicable interest rate are summarized as follows:

	Current Rates	June 30, 2011	December 31, 2010	June 30, 2010
Cash Management Advance	N/A	$—	$—	$—
2010	N/A	—	—	6,000
2011	0.32% -3.98%	2,500	10,000	10,000
2012	2.02% -5.28%	16,000	16,000	17,000
2013	2.46% -4.27%	22,000	22,000	22,000
2014	2.78% -3.25%	13,500	13,500	12,500
2015	2.19% -2.86%	3,500	3,500	1,000
2016	5.05%	2,000	2,000	2,000

		$59,500	$67,000	$70,500

6.	Stock-based Compensation:

Prior to April 2006, incentive stock option (“ISO”) and non-qualified option awards were granted to employees and directors under the Company’s 1999 Employees’ Stock Option Plan, and the Company’s 1999 Directors’ Stock Option Plan. Subsequent to the annual shareholders’ meeting in April 2006, all shares available under these plans were deregistered and are no longer available for future grants.

At the annual shareholders’ meeting in April 2006, shareholders approved the 2006 Stock Option and Equity Compensation Plan (the “2006 SOEC Plan”). Pursuant to this plan, ISOs, nonqualified stock options, restricted stock, restricted stock units, or stock appreciation rights (“SARs”) may be awarded to attract and retain the best available personnel to the Company and its subsidiaries. Additionally, non-qualified option awards and restricted stock awards may be granted to directors under the terms of this plan. 1,050,000 shares are currently authorized under the 2006 SOEC Plan, of which 91,465 shares remain available for future issuance under the plan.

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

SARs may be settled in common stock or cash as determined by the company at the date of issuance. SARs to be settled in cash are recognized on the balance sheet as liability-based awards. The grant-date fair value of liability-based awards vesting in the current period, along with the change in fair value of the awards during the period, are recognized as compensation expense and as an adjustment to the recorded liability. Liability-based awards (including all cash-settled SARs) have no impact on the number of shares available to be issued within the plan.

ISOs, nonqualified stock options, restricted stock, restricted stock units, and stock-settled SARs are recognized as equity-based awards and compensation expense is recorded to the income statement over the requisite vesting period based on the grant-date fair value.

There were no liability-based awards granted or exercised during the six months ended June 30, 2011, and 2010. For the six months ended June 30, 2011, 5,952 restricted shares were granted and issued to directors with no restrictions imposed. Additionally, 127,192 RSU’s were granted to employees during the first six months of 2011. The RSUs vest over four years and shares of common stock will be issued as soon as is practicable upon vesting. No other stock-based compensation was granted during the six months ended June 30, 2011. The following table summarizes the shares and the grant-date fair market values of the equity-based awards granted during the six months ended June 30, 2011, and 2010:

	Six months ended June 30,
	2011		2010
	Shares	Fair Market Value	Shares	Fair Market Value
Equity-based awards:
Director restricted stock	5,952	$56	4,952	$56
Employee stock options	—	—	62,475	269
Employee stock SARs	—	—	130,499	529
Employee RSUs	127,192	1,040	—	—

	133,144	$1,096	197,926	$854

The following tables identify the compensation expense recorded and tax benefits received by the Company on its stock-based compensation plans for the three and six months ended June 30, 2011, and 2010:

	Three months ended June 30,
	2011		2010
	Compensation Expense (Benefit)	Tax Benefit (Expense)	Compensation Expense (Benefit)	Tax Benefit (Expense)
Equity-based awards:
Director restricted stock	$56	$20	$56	$20
Director stock options	—	—	1	—
Employee stock options	42	—	69	—
Employee stock SARs	60	21	84	29
Employee RSUs	67	23	—	—
Liability-based awards:
Employee cash SARs	(60)	(21)	(31)	(11)

	$165	$43	$179	$38

	Six months ended June 30,
	2011		2010
	Compensation Expense	Tax Benefit	Compensation Expense	Tax Benefit
Equity-based awards:
Director restricted stock	$56	$20	$56	$20
Director stock options	1	—	8	—
Employee stock options	89	—	131	—
Employee stock SARs	127	45	153	54
Employee RSUs	67	23	—	—
Liability-based awards:
Employee cash SARs	4	1	131	46

	$344	$89	$479	$120

12,000 stock options were exercised during the first six months of 2011 with a weighted average exercise price of $6.38 per share and an intrinsic value of $35. No equity awards were exercised during the first six months of 2010. The fair value of equity-based awards vested during the six months ended June 30, 2011, and 2010 was $586 and $476, respectively. The fair value of liability-based awards vested during the six months ended June 30, 2011, and 2010 was $143 and $157, respectively.

At June 30, 2011, the Company has estimated unrecognized compensation expense of approximately $290, $465, $1,007, and $100 for unvested stock options, stock-settled SARs, RSUs, and cash-settled SARs, respectively. These amounts are based on forfeiture rates of 20% for all stock options and SARs and 13% for all RSUs granted to employees. The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested stock options, stock-settled SARs, RSUs and cash-settled SARs is approximately 2.2, 2.4, 3.8, and 1.6 years, respectively.

7.	Fair Value

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2011, December 31, 2010, and June 30, 2010, in accordance with the provisions of FASB ASC 825 “Financial Instruments.” The use of different assumptions and estimation methods could have a significant effect on the reported fair value amounts. Accordingly, the estimates of fair value herein are not necessarily indicative of the amounts that might be realized in a current market exchange.

	June 30, 2011		December 31, 2010		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$21,357	$21,357	$25,691	$25,691	$17,875	$17,875
Securities available-for-sale	307,533	307,533	253,907	253,907	188,193	188,193
Loans held-for-sale	653	653	2,116	2,116	1,090	1,090
Loans	829,723	821,137	856,385	844,838	903,077	882,181
Federal Home Loan Bank stock	10,652	10,652	10,652	10,652	10,652	10,652
Accrued interest receivable	4,406	4,406	4,371	4,371	4,212	4,212

Financial liabilities:
Deposits	962,368	963,179	958,959	959,993	909,553	911,588
Federal funds and overnight funds purchased	18,000	18,000	—	—	13,885	13,885
Federal Home Loan Bank borrowings	59,500	61,631	67,000	69,456	70,500	73,029
Junior subordinated debentures	8,248	1,928	8,248	1,927	8,248	3,625
Accrued interest payable	385	385	587	587	659	659

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

The tables below show assets measured at fair value on a recurring basis as of June 30, 2011, December 31, 2010, and June 30, 2010:

June 30, 2011
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. government agencies	$11,294	$—	$11,294	$—
Obligations of states and political subdivisions	39,667	—	39,667	—
Agency mortgage-backed securities	241,304	—	241,304	—
Private-label mortgage-backed securities	15,268	—	15,268	—

Total available-for-sale securities	$307,533	$—	$307,533	$—

December 31, 2010
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. government agencies	$7,262	$—	$7,262	$—
Obligations of states and political subdivisions	32,079	—	32,079	—
Agency mortgage-backed securities	194,505	—	194,505	—
Private-label mortgage-backed securities	20,061	—	20,061	—

Total available-for-sale securities	$253,907	$—	$253,907	$—

June 30, 2010
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. government agencies	$7,287	$—	$7,287	$—
Obligations of states and political subdivisions	6,546	—	6,546	—
Agency mortgage-backed securities	151,540	—	151,540	—
Private-label mortgage-backed securities	22,820	—	22,820	—

Total available-for-sale securities	$188,193	$—	$188,193	$—

No transfers to or from Levels 1 and 2 occurred on assets measured at fair value on a recurring basis during the six months ended June 30, 2011, or during the year ended December 31, 2010.

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

The tables below show assets measured at fair value on a nonrecurring basis as of June 30, 2011, December 31, 2010, and June 30, 2010:

June 30, 2011

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Six Months Ended June 30, 2011 Total Loss
Loans measured for impairment (net of government guarantees and specific reserves)	$25,300	$—	$—	$25,300	$883
Other real estate owned	12,312	—	—	12,312	1,246

	$37,612	$—	$—	$37,612	$2,129

December 31, 2010

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Twelve Months Ended December 31, 2010 Total Loss
Loans measured for impairment (net of government guarantees and specific reserves)	$24,094	$—	$—	$24,094	$1,584
Other real estate owned	14,293	—	—	14,293	896

	$38,387	$—	$—	$38,387	$2,480

June 30, 2010

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Six Months Ended June 30, 2010 Total Loss
Loans measured for impairment (net of government guarantees and specific reserves)	$33,422	$—	$—	$33,422	$1,760
Other real estate owned	9,651	—	—	9,651	219

	$43,073	$—	$—	$43,073	$1,979

No transfers to or from Level 3 occurred on assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2011, or during the year ended December 31, 2010.

The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a nonrecurring basis. There have been no significant changes in the valuation techniques during the periods reported.

Loans measured for impairment (net of government guarantees and specific reserves) include the estimated fair value of collateral-dependent loans, less collectible government guarantees, as well as certain non collateral-dependent loans measured for impairment with an allocated specific reserve. When a collateral-dependent loan is identified as impaired, the value of the loan is measured using the current fair value of the collateral, less selling costs. The fair value of collateral is generally estimated by obtaining external appraisals which are usually updated every 6 to 12 months based on the nature of the impaired loans. Certain non collateral-dependent loans measured for impairment with an allocated specific reserve are valued based upon the estimated net realizable value of the loan. If the estimated fair value of the impaired loan, less collectible government guarantees, is less than the recorded investment in the loan, impairment is recognized as a charge-off through the allowance for loan losses. The carrying value of the loan is adjusted to the estimated fair value. The carrying value of loans fully charged off is zero.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to leverage assets. Management believes that, as of June 30, 2011, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2011, and according to Federal Reserve and FDIC guidelines, the Company and the Bank are considered to be well-capitalized. To be categorized as well-capitalized, the Company and the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.

The Company’s and the Bank’s actual capital amounts and ratios are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011:
Total capital (to risk weighted assets)
Bank:	$163,030	17.71%	$73,657	8%	$92,072	10%
Company:	$171,908	18.67%	$73,679	8%	$92,099	10%
Tier I capital (to risk weighted assets)
Bank:	$151,473	16.45%	$36,829	4%	$55,243	6%
Company:	$160,351	17.41%	$36,839	4%	$55,259	6%
Tier I capital (to leverage assets)
Bank:	$151,473	12.75%	$47,512	4%	$59,390	5%
Company:	$160,351	13.49%	$47,558	4%	$59,448	5%

As of December 31, 2010:
Total capital (to risk weighted assets)
Bank:	$159,401	16.16%	$78,934	8%	$98,668	10%
Company:	$168,727	17.10%	$78,954	8%	$98,693	10%
Tier I capital (to risk weighted assets)
Bank:	$147,247	14.92%	$39,467	4%	$59,201	6%
Company:	$156,573	15.86%	$39,477	4%	$59,216	6%
Tier I capital (to leverage assets)
Bank:	$147,247	12.58%	$46,808	4%	$58,510	5%
Company:	$156,573	13.38%	$46,809	4%	$58,511	5%

As of June 30, 2010:
Total capital (to risk weighted assets)
Bank:	$156,517	16.01%	$78,210	8%	$97,762	10%
Company:	$166,369	17.01%	$78,245	8%	$97,807	10%
Tier I capital (to risk weighted assets)
Bank:	$144,223	14.75%	$39,111	4%	$58,667	6%
Company:	$154,071	15.75%	$39,129	4%	$58,694	6%
Tier I capital (to leverage assets)
Bank:	$144,223	12.38%	$46,599	4%	$58,248	5%
Company:	$154,071	13.21%	$46,653	4%	$58,316	5%

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Pacific Continental Corporation’s and its wholly-owned subsidiary Pacific Continental Bank’s operating results and financial condition for the six months ended June 30, 2011. When warranted, comparisons are made to the same period in 2010 and to the previous year ended December 31, 2010. The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company’s Form 10-K for the previous year ended December 31, 2010, which contains additional statistics and explanations. All dollar amounts, except per share data, are expressed in thousands of dollars.

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include but are not limited to statements about management’s plans, objectives, expectations and intentions that are not historical facts, such as statements about management’s expectations for future net interest margin, nonperforming asset levels, noninterest income and expense, and capital levels, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in (i) this report, and (ii) the sections titled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” from our 2010 Annual Report on Form 10-K, the following factors, among others, could cause actual results to differ materially from the anticipated results:

•

local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets;

•	the local housing / real estate market could continue to decline;

•

the risks presented by a continued economic downturn or slow recovery, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates;

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

Securities

Securities are classified based on management’s intention on the date of purchase and recorded on the Consolidated Balance Sheet as of the trade date. Currently the Company has all securities classified as available-for-sale (“AFS”) and carried at fair value with net unrealized gains and losses included in accumulated other comprehensive income (“OCI”) on an after-tax basis. The Company regularly evaluates each AFS security whose value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. In determining whether an impairment is other-than-temporary, the Company considers the severity and duration of the decline in fair value, the length of time expected for recovery, the financial condition of the issuer, and other qualitative factors, as well as whether the Company either plans to sell the security or it is more-likely-than-not that it will be required to sell the security before recovery of its amortized cost. Beginning in 2009, under new accounting guidance for impairments of debt securities that are deemed to be other-than-temporary, the credit component of an other-than-temporary impairment loss is recognized in earnings and the non-credit component is recognized in accumulated OCI in situations where the Company does not intend to sell the security and it is more-likely-than-not that the Company will not be required to sell the security prior to recovery.

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

Goodwill and Intangible Assets

At June 30, 2011, the Company had $22,346 in goodwill and intangible assets. In accordance with financial accounting standards, assets with indefinite lives are periodically tested for impairment, at least annually. At December 31, 2010, management performed a periodic review of its goodwill and intangible assets with indefinite lives and determined that there was no impairment.

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

Recent Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update No. 2011-02, “Receivables: A Creditors Determination of Whether a Restructuring is a Troubled Debt Restructuring.” This Update provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether the debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of this Accounting Standards Update is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011.04, “Fair Value Measurements.” This Update provides guidance that develops common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs). The amendments in this Update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this Update should be applied prospectively and are effect during interim and annual periods beginning after December 15, 2011. The adoption of this Accounting Standards Update is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income.” This Update requires that an entity elect to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this Update should be applied retrospectively and are effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this Accounting Standards Update is not expected to have a material impact on the Company’s consolidated financial statements.

HIGHLIGHTS

	For the three months ended June 30,			For the six months ended June 30,
	2011	2010	% Change	2011	2010	% Change
Net income	$2,157	$1,646	31.0%	$3,606	$2,749	31.2%
Operating revenue (1)	$14,207	$13,749	3.3%	$27,938	$27,904	0.1%

Earnings per share
Basic	$0.12	$0.09	33.3%	$0.20	$0.15	33.3%
Diluted	$0.12	$0.09	33.3%	$0.20	$0.15	33.3%

Assets, period-end				$1,228,374	$1,175,420	4.5%
Loans, period-end (2)				$829,723	$903,077	-8.1%
Core deposits, period end (3)				$891,988	$841,613	6.0%
Deposits, period-end				$962,368	$909,553	5.8%

Return on average assets (4)	0.71%	0.56%		0.60%	0.47%
Return on average equity (4)	4.93%	3.85%		4.17%	3.27%
Return on average tangible equity (4) (5)	5.65%	4.43%		4.79%	3.77%

(1)	Operating revenue is defined as net interest income plus noninterest income.
(2)	Net of deferred fees; excludes loans held-for-sale, and allowance for loan losses.
(3)	Defined by the Company as demand, interest checking, money market, savings, and local non-public time deposits, including local non-public time deposits in excess of $100.
(4)	Amounts annualized.
(5)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.

The Company earned $2,157 in the second quarter 2011, an increase of $511 or 31.0% over second quarter 2010. The improvement in net income in second quarter 2011 was primarily due to a lower provision for loan losses and improved noninterest income. The second quarter 2011 provision for loan losses was $2,000 compared to $3,750 for second quarter 2010. This reduction was primarily due to improved credit quality of the loan portfolio. Noninterest income was up $743 or 81% in second quarter 2011 when compared to the same quarter last year. The improvement in noninterest income was primarily related to gains on the sale of securities, which totaled $474 during second quarter 2011. In addition, the second quarter 2010 total noninterest income was negatively affected by a $226 other-than-temporary-impairment (“OTTI”) related to a portion of the Company’s securities portfolio.

A portion of the improvement in net income due to improved noninterest income and lower provision for loan losses was offset by higher noninterest expense. Noninterest expense for the second quarter 2011 was up $1,117 or 14.1% over the same quarter last year. The increase in noninterest expense was primarily due to increased personnel expense as the Company added staff during first quarter 2011 and higher costs associated with collection of problem loans and foreclosed properties.

The net interest margin for second quarter 2011 was 4.58%, down 17 basis points from the 4.75% net interest margin reported for second quarter 2010, and down 12 basis points from the first quarter 2011 margin of 4.70%. The net interest margin for the current period and all prior periods has been adjusted to a tax-equivalent basis using a 35% tax rate. The decline in the margin on a linked-quarter basis was primarily due to an increase in interest reversed and interest lost on loans placed on nonaccrual status during the second quarter when compared to first quarter, which was partially offset by a decline in the Company’s cost of funds.

Period-end assets at June 30, 2011, were $1,228,374, up $18,198 and $52,954 over December 31, 2010, and June 30, 2010, respectively. The increase in period-end assets was primarily attributable to growth in the Company’s securities portfolio as outstanding loans at June 30, 2011, were down from year-end 2010 and the same period last year. Core deposits, which are defined as demand deposits, interest checking, money market accounts, and local time deposits (including local time deposits over $100) were $891,988 and constituted 93% of June 30, 2011, outstanding deposits. Noninterest-bearing deposits (a subset of core deposits) were $257,570 or 27% of total deposits at June 30, 2011, and $234,331 or 24% at December 31, 2010, and $238,436 or 26% at June 30, 2010.

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

	June 30, 2011	December 31, 2010	June 30, 2010
Total shareholders’ equity	$177,426	$172,238	$170,758
Subtract:
Goodwill	(22,031)	(22,031)	(22,031)
Core deposit intangible assets	(315)	(427)	(538)

Tangible shareholders’ equity (non-GAAP)	$155,080	$149,780	$148,189

Book value	$9.63	$9.35	$9.27
Tangible book value (non-GAAP)	$8.41	$8.13	$8.05

Return on average equity	4.17%	2.98%	3.27%
Return on average tangible equity (non-GAAP)	4.79%	3.44%	3.77%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although we believe these non-GAAP financial measure are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the primary source of the Company’s revenue. Net interest income is the difference between interest income derived from earning assets, principally loans and securities, and interest expense associated with interest-bearing liabilities, principally deposits. The volume and mix of earning assets and funding sources, market rates of interest, demand for loans, and the availability of deposits affect net interest income.

Net interest income as a percentage of average earning assets, or net interest margin, for second quarter 2011 was 4.58%, down 17 basis points from the 4.75% margin reported for second quarter 2010, and down 12 basis points from the net interest margin reported for the first quarter 2011. The net interest margin for the current period and all prior periods has been adjusted to a tax-equivalent basis using a 35% tax rate. The decline in the second quarter 2011 margin when compared to first quarter 2011 was due to a drop in earning asset yields, which was partially offset by a decline in the cost of funds. Earning asset yields in second quarter 2011 were 5.40%, down 21 basis points from the first quarter 2011 yields of 5.61%. This decline was primarily due to an increase in interest reversed and lost on nonaccrual loans during the second quarter 2011 when compared to the prior quarter. Interest reversed and lost during second quarter 2011 increased by $287 over first quarter, which negatively impacted the second quarter margin by 10 basis points. Also contributing to the decline in the net interest margin was the continued increase in lower yielding securities as a percentage of total earning assets. For second quarter 2011, the securities portfolio averaged 26.2% of total average earning assets versus 23.8% for the first quarter 2011. Continuation of this trend would indicate lower earning asset yields as the year progresses.

The Company’s cost of funds continued its downward trend as the cost of interest-bearing core deposits and wholesale funding were 0.96% and 2.04%, respectively, in second quarter 2011, down 12 and 9 basis points from first quarter 2011. The overall cost of interest-bearing liabilities dropped 10 basis points on a linked-quarter basis.

Despite the change that has occurred in the mix of earning assets and the elevated levels of nonperforming loans, the Company’s net interest margin continues to remain high relative to peers. A number of factors contribute to this performance including the historically low cost of short-term funding, less pricing pressure on loan rates due to changes in the competitive landscape, and the Company’s practice of using floors on variable rate loans has successfully stabilized loan yields despite the low interest rate environment. At June 30, 2011, interest rate floors were active on approximately $232,791 of prime-based variable rate loans.

Looking forward to third quarter 2011, the Company expects a relatively stable net interest margin. This expectation is based on anticipated growth in net loans, which would enhance the earning asset mix, and further reductions in the cost of core deposits. However, in this challenging economic environment events may occur that can create volatility in the reported net interest margin including interest reversed on loans placed on nonaccrual status and interest lost on nonperforming loans as well as positives such as interest recoveries.

The following table presents condensed balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates on interest-bearing liabilities for the quarter ended June 30, 2011, compared to the quarter ended June 30, 2010:

Table I

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$278	$2	2.89%	$431	1	0.93%
Securities available-for-sale:
Taxable	263,522	2,032	3.09%	180,365	1,356	3.02%
Tax-exempt(1)	26,756	342	5.13%	5,292	71	5.38%
Loans held-for-sale	230	3	5.23%	1,007	10	3.98%
Loans, net of deferred fees and allowance(2)	818,534	12,561	6.16%	898,871	14,489	6.47%

Total interest earning assets(1)	1,109,320	14,940	5.40%	1,085,965	15,927	5.88%

Non earning assets
Cash and due from banks	19,371			22,526
Premises and equipment	20,684			20,662
Goodwill & intangible assets	22,377			22,599
Interest receivable and other assets	41,428			37,132

Total non earning assets	103,860			102,919

Total assets	$1,213,180			$1,188,884

Interest-bearing liabilities
Money market and NOW accounts	505,986	$(990)	-0.78%	468,755	$(1,277)	-1.09%
Savings deposits	34,774	(42)	-0.48%	29,961	(74)	-0.99%
Time deposits - core (3)	82,643	(467)	-2.27%	92,321	(637)	-2.77%

Total interest-bearing core deposits	623,403	(1,499)	-0.96%	591,037	(1,988)	-1.35%

Time deposits - non-core	62,687	(272)	-1.74%	85,442	(353)	-1.66%
Federal funds purchased	8,403	(11)	-0.53%	13,384	(14)	-0.42%
FHLB & FRB borrowings	73,819	(462)	-2.51%	95,390	(589)	-2.48%
Trust preferred	8,248	(34)	-1.65%	8,248	(131)	-6.37%

Total interest-bearing wholesale funding	153,157	(779)	-2.04%	202,464	(1,087)	-2.15%

Total interest-bearing liabilities	776,560	(2,278)	-1.18%	793,501	(3,075)	-1.55%

Noninterest-bearing liabilities
Demand deposits	258,326			220,505
Interest payable and other	2,829			3,298

Total noninterest liabilities	261,155			223,803

Total liabilities	1,037,715			1,017,304
Shareholders’ equity	175,465			171,580

Total liabilities and shareholders’ equity	$1,213,180			$1,188,884

Net interest income		$12,662			$12,852

Net interest margin(1)		4.58%			4.75%

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $120 and $25 for the three months ended June 30, 2011 and 2010. Net interest margin was positively impacted by 5 and 1 basis point, respectively.

(2)	Interest income includes recognized loan origination fees of $1 and $175 for the three months ended June 30, 2011 and 2010, respectively.
(3)	Defined by the Company as demand, interest checking, money market, savings and local non- public time deposits, including local non-public time deposits in excess of $100.

Table I above shows that earning asset yields declined by 48 basis points in second quarter 2011 from second quarter 2010 from 5.88% to 5.40%. This decline in earning asset yields was primarily attributable to an increase in interest reversed on loans placed on nonaccrual status during second quarter 2011 compared to second quarter 2010, combined with a significant change in the earning asset mix in second quarter 2011. Interest reversed on loans placed on nonaccrual status during the second quarter 2011 was $383 compared to $82 for the same quarter last year. In terms of the change in the mix of earning assets, average securities held-for sale with a weighted average yield of 3.28% totaled $290,278 and represented 26% of total average earning assets and loans yielding 6.16% represented 74% of total average earning assets. This compares to second quarter 2010, when the average securities portfolio was $185,657 and with a weighted-average yield of 3.09% represented 17% of total average earning assets, while loans yielding 6.47% represented 83% of total average earning assets.

Table I also illustrates the change in funding mix between core deposits and wholesale funding as evidenced by the increase in average interest-bearing core deposits of $32,366 or 5% in second quarter 2011 when compared to the same quarter last year, while noninterest-bearing deposits increased $37,821 or 17%. On the other hand, due to the increase in interest-bearing core deposits and the increase in noninterest-bearing deposits, the use of wholesale funding declined by $49,307 or 24% in second quarter 2011 when compared to second quarter 2010.

While earning asset yields dropped 48 basis points in second quarter 2011 compared to second quarter 2010, the cost of interest-bearing liabilities declined by 37 basis points. Table I shows that the cost of interest-bearing core deposits fell by 39 basis points from 1.35% in second quarter 2010 to 0.96% in second quarter 2011, and declines in rates are evident in all core deposit categories. The cost of wholesale funding also moved down from 2.15% in second quarter 2010 to 2.04% in second quarter 2011. This decrease in wholesale funding costs was primarily due to a decline on the rate paid on trust preferred securities that was effective in January 2011. During the latter part of second quarter 2011 and during early third quarter 2011, the Company issued a number of long-term callable brokered time deposits. The issuance of the callable time deposits mitigates a portion of the Company’s interest rate risk position, which remains slightly liability sensitive. The recently callable brokered time deposits ranged from five to ten year maturities with rates ranging from 1.67% to 3.28%. The issuance of these callable brokered time deposits is expected to increase the rate paid on non-core time deposits in third quarter 2011.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the quarters ended June 30, 2011, and June 30, 2010.

Table II

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Three Months Ended June 30, 2011 compared to June 30, 2010 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$—	$1	$1
Securities available-for-sale:
Taxable	625	51	676
Tax-exempt(1)	288	(17)	271
Loans held-for-sale	(8)	1	(7)
Loans, net of deferred fees and allowance	(1,295)	(633)	(1,928)

Total interest earning assets(1)	(390)	(597)	(987)

Interest paid on:
Money market and NOW accounts	101	(388)	(287)
Savings deposits	12	(44)	(32)
Time deposits - core (2)	(67)	(103)	(170)

Total interest-bearing core deposits	46	(535)	(489)

Time deposits - non-core	(94)	13	(81)
Federal funds purchased	(5)	2	(3)
FHLB & FRB borrowings	(133)	6	(127)
Trust preferred	—	(97)	(97)

Total interest-bearing wholesale funding	(232)	(76)	(308)

Total interest-bearing liabilities	(186)	(611)	(797)

Net interest income(1)	$(204)	$14	$(190)

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $120 and $25 for the three months ended June 30, 2011, and 2010.

(2)	Defined by the Company as demand, interest checking, money market, savings and local non- public time deposits, including local non-public time deposits in excess of $100.

The rate/volume analysis shows that second quarter 2011 net interest income decreased by $190 from second quarter 2010. Second quarter 2011 interest income including loan fees declined by $987 from last year with lower volumes of earning assets decreasing interest income by $390, combined with a $597 decline in interest income due to lower rates. The decline in interest income was partially offset by a $797 drop in interest expense in second quarter 2011 when compared to second quarter 2010. The rate/volume analysis shows interest expense on both core deposits and wholesale funding fell by $489 and $308, respectively. Both lower volumes and changes in the mix of volumes lowered interest expense by $186, while lower rates paid on interest-bearing liabilities decreased interest expense by $611.

Table III

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$284	$4	2.84%	$450	$3	1.34%
Securities available-for-sale:
Taxable	250,753	3,880	3.12%	173,933	2,859	3.31%
Tax-exempt(1)	24,959	640	5.17%	5,336	146	5.52%
Loans held-for-sale	441	13	5.94%	662	14	4.26%
Loans, net of deferred fees and allowance(2)	825,709	25,549	6.24%	910,755	29,149	6.45%

Total interest earning assets(1)	1,102,146	30,086	5.50%	1,091,136	32,171	5.95%

Non earning assets
Cash and due from banks	19,396			19,883
Premises and equipment	20,685			20,497
Goodwill & intangible assets	22,404			22,628
Interest receivable and other assets	42,620			34,818

Total non earning assets	105,105			97,826

Total assets	$1,207,251			$1,188,962

Interest-bearing liabilities
Money market and NOW accounts	$509,401	$(2,131)	-0.84%	$465,298	$(2,542)	-1.10%
Savings deposits	33,816	(92)	-0.55%	29,224	(145)	-1.00%
Time deposits - core (3)	83,629	(960)	-2.31%	92,933	(1,265)	-2.74%

Total interest-bearing core deposits	626,846	(3,183)	-1.02%	587,455	(3,952)	-1.36%

Time deposits - non-core	57,727	(514)	-1.80%	85,980	(721)	-1.69%
Federal funds purchased	8,050	(22)	-0.55%	36,979	(26)	-0.14%
FHLB & FRB borrowings	76,343	(954)	-2.52%	91,785	(1,224)	-2.69%
Trust preferred	8,248	(65)	-1.59%	8,294	(260)	-6.32%

Total interest-bearing wholesale funding	150,368	(1,555)	-2.09%	223,038	(2,231)	-2.02%

Total interest-bearing liabilities	777,214	(4,738)	-1.23%	810,493	(6,183)	-1.54%

Noninterest-bearing liabilities
Demand deposits	252,636			207,647
Interest payable and other	3,174			1,212

Total noninterest liabilities	255,810			208,859

Total liabilities	1,033,024			1,019,352
Shareholders’ equity	174,227			169,610

Total liabilities and shareholders’ equity	$1,207,251			$1,188,962

Net interest income		$25,348			$25,988

Net interest margin(1)		4.64%			4.80%

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $224 and $33 for the six months ended June 30, 2011 and 2010. Net interest margin was positively impacted by 4 and 1 basis point, respectively.

(2)	Interest income includes recognized loan origination fees of $(34) and $443 for the six months ended June 30, 2011 and 2010, respectively.
(3)	Defined by the Company as demand, interest checking, money market, savings and local non- public time deposits, including local non-public time deposits in excess of $100.

Table III shows that year-to-date June 30, 2011, earning asset yields declined by 45 basis points from year-to-date June 30, 2010, from 5.95% to 5.50%. The decline in earning asset yields was attributable to lower yields on both the Company’s securities portfolio and loan portfolio.

Table III also shows that the yield on earning assets fell faster than rates paid on interest-bearing funding, which dropped 31 basis points from 1.54% to 1.23%. The cost of interest-bearing core deposits fell by 34 basis points, while the cost of interest-bearing wholesale funding increased by 7 basis points. Table III also shows the impact of the significant shift in funding as average year-to-date June 30, 2011, core deposits increased significantly allowing for a reduction in average wholesale funding of $72,670.

Table IV

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Six Months Ended June 30, 2011 Compared to June 30, 2010 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$(1)	$2	$1
Securities available-for-sale:
Taxable	1,263	(242)	1,021
Tax-exempt(1)	537	(43)	494
Loans held-for-sale	(5)	4	(1)
Loans, net of deferred fees and allowance	(2,722)	(878)	(3,600)

Total interest earning assets(1)	(928)	(1,157)	(2,085)

Interest paid on:
Money market and NOW accounts	241	(652)	(411)
Savings deposits	23	(76)	(53)
Time deposits - core (2)	(127)	(178)	(305)

Total interest-bearing core deposits	137	(906)	(769)

Time deposits - non-core	(237)	30	(207)
Federal funds purchased	(20)	16	(4)
FHLB & FRB borrowings	(206)	(64)	(270)
Trust preferred	(1)	(194)	(195)

Total interest-bearing wholesale funding	(464)	(212)	(676)

Total interest-bearing liabilities	(327)	(1,118)	(1,445)

Net interest income(1)	$(601)	$(39)	$(640)

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $224 and $33 for the six months ended June 30, 2011, and 2010.

(2)	Defined by the Company as demand, interest checking, money market, savings, and local non-public time deposits, including local non-public time deposits in excess of $100.

The year-to-date June 30, 2011, rate/volume analysis shows that net interest income decreased by $640 from the same period last year. Interest income including loan fees through June 30, 2011, declined by $2,085 from last year as lower volumes of earning assets decreased interest income by $928, combined with a $1,157 decline in interest income due to lower rates. Interest expense through June 30, 2011, was down $1,445 when compared to the same period last year. The rate/volume analysis shows interest expense on both core deposits and wholesale funding fell by $769 and $676, respectively. Both lower volumes and changes in the mix of volumes lowered interest expense by $327, while lower rates paid on interest-bearing liabilities decreased interest expense by $1,118.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the period ended June 30, 2011, and June 30, 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$15,227	$14,857	$16,570	$13,367
Provision charged to income	2,000	3,750	4,150	8,000
Loans charged against allowance	(2,263)	(1,038)	(5,877)	(5,949)
Recoveries credited to allowance	362	285	483	2,436

Balance, end of period	$15,326	$17,854	$15,326	$17,854

The year-to-date June 30, 2011, provision for loan losses was $4,150, compared to $8,000 for the same period last year. The decrease in the provision for loan losses was attributable to a decline in past due loans, and lower levels of classified assets. Classified assets, which included classified securities rated below investment grade, declined $17,292 and $31,853 from December 31, 2010, and June 30, 2010, respectively. Note 3 in the Notes to Consolidated Financial Statements in this report provide details on loan credit quality statistics at June 30, 2011.

Year-to-date June 30, 2011, net charge-offs were $5,394 or an annualized 1.29% of average loans, as compared to net charge-offs of $3,513 or an annualized 0.76% of average loans reported for the same period in 2010. Year-to-date June 30, 2010, net charge-offs included $2,436 in recoveries, primarily related to a single borrower. On a linked-quarter basis, net charge-offs for the second quarter 2011 were down $1,592 from first quarter 2011.

The allowance for loan losses at June 30, 2011, was 1.85% of the period-end loans net of loans held-for-sale, compared to 1.93% and 1.98% at December 31, 2010, and June 30, 2010, respectively. At June 30, 2011, the unallocated portion of the allowance for loan losses was $1,343 or 8.8% of the total allowance. The ending allowance at June 30, 2011, includes $882 in specific allowance for impaired loans, which total $50,729. At December 31, 2010, the Company had $54,540 of impaired loans with a specific allowance of $1,584 assigned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more, and other real estate owned for the periods covered in this report:

	June 30, 2011	December 31, 2010	June 30, 2010
NONPERFORMING ASSETS
Non-accrual loans
Real estate secured loans:
Permanent loans:
Multifamily residential	$—	$1,010	$5,577
Residential 1-4 family	8,177	6,123	3,762
Owner-occupied commercial	3,575	1,622	3,213
Non-owner-occupied commercial	7,827	8,428	1,258
Other loans secured by real estate	922	538	1,051

Total permanent real estate loans	20,501	17,721	14,861
Construction loans:
Multifamily residential	—	1,985	441
Residential 1-4 family	1,699	2,493	3,563
Commercial real estate	1,500	1,671	3,491
Commercial bare land and acquisition & development	13,027	91	673
Residential bare land and acquisition & development	1,597	1,032	7,037
Other	—	—	—

Total construction real estate loans	17,823	7,272	15,205

Total real estate loans	38,324	24,993	30,066
Commercial loans	6,515	8,033	9,825
Consumer loans	—	—	—
Other loans	—	—	—

Total nonaccrual loans	44,839	33,026	39,891
90 days past due and accruing interest	—	—	—
Total nonperforming loans	44,839	33,026	39,891
Nonperforming loans guaranteed by government	(666)	(1,056)	(621)

Net nonperforming loans	44,173	31,970	39,270
Other real estate owned	12,312	14,293	9,651

Total nonperforming assets, net of guaranteed loans	$56,485	$46,263	$48,921

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of total loans outstanding, net of loans held for sale	1.85%	1.93%	1.98%
Allowance for loan losses as a percentage of total nonperforming loans, net of government guarantees	34.70%	51.83%	45.46%
Net loan charge offs (recoveries) as a percentage of average loans, annualized	1.29%	1.30%	0.76%
Net nonperforming loans as a percentage of total loans	5.32%	3.73%	4.35%
Nonperforming assets as a percentage of total assets	4.60%	3.82%	4.16%
Consolidated classified asset ratio (1)	52.63%	63.39%	72.31%

(1)

Classified asset ratio is defined as the sum of all loan-related contingent liabilities and loans internally graded substandard or worse (net of government guarantees), adversely classified securities, and other real estate owned, divided by total consolidated tier 1 capital plus the allowance for loan losses.

Nonperforming assets at June 30, 2011, increased $12,355 and $10,222 over March 31, 2011, and December 31, 2010, nonperforming asset levels. The growth in nonperforming assets during the first six months and for the second quarter 2011 was primarily due to an increase in level of nonperforming loans in the commercial bare land and acquisition & development category. The $12,936 increase in nonperforming loans in this category was attributable to a single loan that was previously classified during 2010 and moved to nonaccrual status during the second quarter 2011. The Company achieved a $1,981 reduction in other real estate owned since December 31, 2010, and subsequent to the end of second quarter 2011, on July 15, 2011, the Company completed the sale of its single largest property in other real estate owned totaling $5,773, recording a small recovery on the sale. In addition to this disposition of nonperforming assets, the Company has pending resolutions on a number of other nonperforming assets totaling approximately $10,000 that are expected to reduce the level of nonperforming assets over the next 90 to 150 days.

Noninterest Income

Noninterest income for the six months ended June 30, 2011, was $2,814, up $847 or 43% from the same period in 2010. All categories of noninterest income showed improvement in second quarter 2011 when compared to the same quarter last year, with the exception of mortgage banking income. Most of the increase in 2011 noninterest income was related to net gains on the sale of securities during the first six months of 2011 totaling $465 compared to net gains of $45 during the same period in 2010 and the fact that 2010 results include a $226 OTTI charge on a portion of the Company’s securities portfolio. Other fees, primarily merchant bankcard, continued to show significant improvement up $112 or 16% for the six months ended June 30, 2011, over the same period last year as both transaction volumes and margins continued to improve. Service charges on deposit accounts and the other income category also showed increases of $38 or 5% and $29 or 6%. The increase in the other income category was primarily related to increased business credit card interchange and rental income related to other real estate owned.

On a linked-quarter basis, second quarter 2011 noninterest income was up $515 from first quarter 2011. The increase in linked-quarter noninterest income was almost entirely due to the gains on sales of securities recorded during second quarter 2011.

Looking forward to the third quarter 2011, the Company expects noninterest income will return to more normal levels in the range of $1,150 to $1,200 as no security sales are presently planned.

Noninterest Expense

Year-to-date June 30, 2011, noninterest expense was $18,362, up $2,247 or 14% over the same period in 2010. All categories of expense showed an increase with the exception of FDIC insurance assessment, which was down $98 from the same period last year. The decline in FDIC insurance assessments was the result of new methodology implemented effective second quarter 2011 for the assessment calculation. The most significant increases in expense were in the following categories: (1) other real estate expense up $1,310; (2) personnel expense up $463; and (3) other noninterest expense category up $398. The increase in personnel expense was primarily due to staff additions to line units during the first and second quarters of 2011 that will poise the Company for growth in future quarters. The increase in other real estate expense resulted primarily from valuation write-downs recorded during the first six months of 2011, which totaled $1,090 through June 30, 2011. The increase in the other noninterest expense category was primarily attributable to resolution activities on problem loans and foreclosed properties as repossession and collection expense was up $149 and legal fees were up $83.

On a linked-quarter basis, second quarter 2011 noninterest expense was down $327 from first quarter 2011. This decrease was primarily due a decline in other real estate expense, specifically a drop in valuation write-downs.

Looking forward to the third quarter 2011, the Company believes noninterest expense will be flat with or down from second quarter 2011 levels due to the number of pending resolutions on problem assets and reasonable expectations of lower other real estate expense, legal fees, and repossession and collection expense.

BALANCE SHEET

Loans

At June 30, 2011, outstanding loans, net of fees were $829,723, a decline of $26,662 and $73,354 from December 31, 2010 and June 30, 2010, respectively. A summary of outstanding loans by market at June 30, 2011, December 31, 2010, and June 30, 2010, follows:

	June 30, 2011	December 31, 2010	June 30, 2010
Eugene market loans, net of fees, period end	$252,271	$256,979	$265,211
Portland market loans, net of fees, period end	399,682	404,965	413,844
Seattle market loans, net of fees, period end	177,770	194,441	224,022

Total loans, net of fees, period end	$829,723	$856,385	$903,077

All three of the Company’s primary markets showed a decline in outstanding loans at June 30, 2011, when compared to December 31, 2010, and June 30, 2010. The year-over-year decrease and the decrease in outstanding loans during the first six months of 2011 are more pronounced in the Seattle market as this market had proportionally more real estate exposure than the other two markets. The decline in outstanding loans during the first six months in the Eugene and Portland markets is relatively modest compared to Seattle. The overall decline in loans in the markets was primarily related to a planned contraction in residential and commercial construction loans. A portion of the contraction in the markets was offset by increased commercial and industrial loans, primarily related to new loans in the health care industry, including dental related loans. Outstanding commercial and industrial loans at June 30, 2011, were up $14,837 or 6% over the same period last year. All three markets showed increased commercial and industrial loan activity. The Company believes expansion of its commercial and industrial loan activity will continue to accelerate during 2011 and that contraction in loans secured by real estate will abate resulting in growth in net outstanding loans throughout the remainder of the year.

The Company continued to expand outstanding loans to dental professionals during second quarter 2011. Outstanding loans to dental professionals at June 30, 2011, totaled $185,321 and represented 22.3% of total outstanding loans compared to dental professional loans of $177,229 or 20.7% at December 31, 2010, and $164,059 or 18.2% at June 30, 2010. In addition to growth in the dental industry, growth was also experienced in the wider health care field with loans to physicians, surgeons, optometrists, family practitioners, and medical specialists.

Securities

At June 30, 2011, the securities available-for-sale totaled $307,533, up $36,741 and $53,626 over March 31, 2011, and December 31, 2010, respectively, and up $119,340 over June 30, 2010. At June 30, 2011, the portfolio had an unrealized taxable gain of $4,423 compared to an unrealized taxable gain of $1,956 at December 31, 2010. During second quarter 2011, the Company purchased $60,877 in new securities, while receiving $13,126 in cash flow from the portfolio and $12,313 in proceeds from the sale of 11 securities. A gain on sale of securities of $474 was recorded during second quarter 2011. There were two separate sales of securities during the second quarter. In April 2011, the Company sold six municipal securities with a book value of $2,316. The Company identified these securities as having a negative credit outlook. During the latter part of second quarter, the Company sold five securities consisting of 5-year bullet agencies and 5-year PAC CMO’s with a book value of $9,997. The 5-year PAC’s have cash flow similar to bullet agencies. These securities were purchased during 2008 and 2009 and had rolled the curve to become two to three year investments. The Company determined it was advantageous to sell this group of securities for the gain and reinvest the proceeds further up the yield curve to enhance future period income.

Purchases during the second quarter 2011 were high-quality agency mortgage-backed securities and longer-term tax-exempt municipals. At June 30, 2011, taxable and tax-exempt municipal securities were $39,667 and comprised 12.9% of the total portfolio. Management has exercised caution in its purchases of municipals, relying on credit reports. The municipal portion of the portfolio is diversified geographically with some areas being avoided, and the Company does not have significant exposure to any single municipality.

The second quarter 2011 purchases supported the Company’s strategy of positioning the securities portfolio to provide earnings in light of declining loan volumes and growth in core deposits and hedge the balance sheet against a rates-up scenario due to the Company’s liability sensitive position. In an unchanged rate environment, the portfolio is expected to produce cash flow of approximately $62,700 over the next 12 months, primarily from the mortgage-backed portion of the portfolio. At June 30, 2011, the portfolio had an average life of 3.5 years and duration of 3.1 years, compared to 3.8 and 3.3 year average life and duration, respectively at December 31, 2010. Going forward, the portfolio is expected to increase moderately and purchases will be dependent upon core deposit growth, loan growth, and the Company’s interest rate risk position.

At June 30, 2011, $15,268 or 5.0% of the total securities portfolio was composed of private-label mortgage-backed securities. Management reviews monthly all available information, including current and projected default rates and current and projected loss severities, related to the collectability of its potentially impaired investment securities and determined no OTTI was required during the first six months of 2011. However, recognition of OTTI on the private-label mortgage-backed portion of the portfolio is possible in future quarters depending upon economic conditions, default rates on home mortgages, loss severities on foreclosed homes, unemployment levels, and home values.

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

Goodwill and Intangible Assets

At June 30, 2011, the Company had a recorded balance of $22,031 in goodwill from the November 30, 2005, acquisition of Northwest Business Financial Corporation (“NWBF”). In addition, at June 30, 2011, the Company had $315 of core deposit intangible assets resulting from the acquisition of NWBF. The core deposit intangible was determined to have an expected life of approximately seven years and is being amortized over that period using the straight-line method and has approximately 16 months remaining on the amortization schedule. In accordance with generally accepted accounting principles, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment. Management performs an impairment analysis of the intangible assets with indefinite lives at least annually. The last impairment test was performed at December 31, 2010, at which time no impairment was determined to exist.

Deposits

Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and non-public local time deposits, including non-public local time deposits in excess of $100, were $891,988 and represented 93% of total deposits at June 30, 2011. Outstanding core deposits at June 30, 2011, were up $50,375 or 6% over the same period last year. The Portland and Seattle markets showed strong growth in core deposits over the last year, while the Eugene market was relatively flat. During the second quarter 2011, the Company had $18,204 of growth in its core deposit base. During the first quarter 2011, the Company experienced a significant decline in outstanding core deposits, which were down $22,054 from December 31, 2010. The first quarter 2011 decline in outstanding core deposits was centered in the Eugene Market and was the result of temporary balances on deposit with the Company at December 31, 2010, primarily centered in a single large depositor client.

A summary of outstanding core deposits and average core deposits by market and other deposits classified as wholesale funding at June 30, 2011, December 31, 2010, and June 30, 2010, follows:

	June 30, 2011	December 31, 2010	June 30, 2010
Eugene market core deposits, period end(1)	$530,662	$538,011	$532,813
Portland market core deposits, period end(1)	234,499	239,991	187,423
Seattle market core deposits, period end(1)	126,827	117,836	121,377

Total core deposits, period end(1)	891,988	895,838	841,613
Other deposits, period end	70,380	63,121	67,940

Total deposits, period end	$962,368	$958,959	$909,553

	Three months ended
	June 30, 2011	December 31, 2010	June 30, 2010
Eugene market core deposits, average(1)	$508,571	$525,937	$509,174
Portland market core deposits, average(1)	250,985	225,769	185,189
Seattle market core deposits, average(1)	122,173	118,597	117,178

Total core deposits, average(1)	881,729	870,303	811,541
Other deposits, average	62,687	68,663	84,173

Total deposits, average	$944,416	$938,966	$895,714

(1)	Core deposits include all demand, savings, & interest checking accounts, plus all local time deposits including local time deposits in excess of $100.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures at June 30, 2011, which were issued in conjunction with an acquisition. Effective January 1, 2011, the rate on the junior subordinated debentures changed to three-month LIBOR plus 135 basis points. The rate on the junior subordinated debentures through June 30, 2011, was 1.59%. At June 30, 2011, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines.

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

Shareholders’ equity at June 30, 2011, was $177,426, an increase of $6,668 over June 30, 2010, and an increase of $5,188 over December 31, 2010. The increase in shareholders’ equity resulted from an increase in the unrealized gain on the available-for-sale securities portfolio and retained earnings. For additional details regarding the changes in equity, review the Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income on page 6 of this report.

The Federal Reserve Board and the FDIC have in place guidelines for risk-based capital requirements applicable to U.S. bank holding companies and banks. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in three ways, first by measuring Tier 1 capital to leverage assets, followed by capital measurement in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. These guidelines require a minimum of 4% Tier 1 capital to leverage assets, 4% Tier 1 capital to risk-weighted assets, and 8% total capital to risk-weighted assets. In order to be classified as well-capitalized, the highest capital rating, by the Federal Reserve and FDIC, these three ratios must be in excess of 5%, 6%, and 10%, respectively. The Company’s leverage capital ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio were 13.49%, 17.41%, and 18.67%, respectively at June 30, 2011, all ratios being well above the minimum well-capitalized designation.

The Company pays cash dividends on a quarterly basis, typically in March, June, September and December of each year. The Board of Directors considers the dividend amount quarterly and takes a broad perspective in its dividend deliberations including a review of recent operating performance, level of classified assets, capital levels, and concentrations of loans as a percentage of capital, and growth projections. The Board also considers dividend payout ratios, dividend yield, and other financial metrics in setting the quarterly dividend.

The Board of Directors, at its February 15 and May 17, 2011, meetings, approved quarterly dividends of $0.01 per share that were paid on March 15 and June 15, 2011. The Company has sufficient liquidity to maintain this level of dividend throughout 2011 if approved by regulators and would not require any dividend from the Bank to the Company in support of this level of cash dividend to shareholders.

The Company projects that earnings retention in 2011 and existing capital will be sufficient to fund anticipated organic asset growth, while maintaining a well-capitalized designation from all regulatory agencies.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Company commits to extensions of credit and issues letters of credit. The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2011, the Company had $103,613 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Company to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At June 30, 2011, the Company had $1,258 in letters of credit and financial guarantees written.

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

Core deposits at June 30, 2011, were $891,988 and represented 93% of total deposits. During first six months of 2011, outstanding core deposits have been relatively flat with December 31, 2010. During the first quarter 2011, the Company experienced a decline in its core deposit base, which was primarily the result of temporary balances held by a single large depositor at the Company at December 31, 2010, while second quarter 2011 core deposits moved up significantly over first quarter 2011 levels. The Company also continued to experience a decline in outstanding loans during the current quarter, which offset the decline in core deposits, which led to growth in the securities portfolio and the Company’s overall liquidity position improved. Over the last year, the Company has built up significant liquidity on the asset side of the balance sheet through growth in the securities portfolio. The securities portfolio represents 25% of total assets at June 30, 2011, compared to 16% at June 30, 2010. At June 30, 2011, $61,044 of the securities portfolio was pledged to support public deposits and a portion of the Company’s secured borrowing line at the FHLB leaving $246,489 of the securities portfolio unencumbered and available-for-sale. In addition, at June 30, 2011, the Company had $41,162 of government guaranteed loans that could be sold in the secondary market to support the Company’s liquidity position.

Due to its strategic focus to market to specific segments, the Company has been successful in developing deposit relationships with several large clients, which are generally defined as deposit relationships of $1,000 or more, which are closely monitored by management and Company officers. At June 30, 2011, 36 large deposit relationships with the Company account for $312,576 or 35% of total outstanding core deposits. The single largest client represented 5.2% of outstanding core deposits at June 30, 2011. The loss of this deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity. The Company uses a 10-point risk-rating system to evaluate each of its large depositors in order to assist management in its daily monitoring of the volatility of this portion of its core deposit base. The risk-rating system attempts to determine the stability of the deposits of each large depositor, evaluating among other things the length of time the depositor has been with the Company and the likelihood of loss of individual large depositor relationships. Risk ratings on large depositors are reviewed at least quarterly and adjusted if necessary. Company management and officers maintain close relationships and hold regular meetings with its large depositors to assist in management of these relationships. The Company expects to maintain these relationships and believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients and regularly tests its ability to mitigate the loss of multiple large depositor relationships in its Liquidity Contingency Plan.

At June 30, 2011, the Company had secured borrowing lines with the Federal Home Loan Bank of Seattle (“FHLB”) and the Federal Reserve Bank of San Francisco (“FRB”), along with unsecured borrowing lines with various correspondent banks totaling $343,469. The Company’s secured lines with the FHLB and FRB were limited by the amount of collateral pledged. At June 30, 2011, the Company had pledged $147,967 in discounted collateral value in commercial real estate loans, first and second lien single-family residential loans, multi-family loans, and securities to the FHLB. Additionally, certain commercial and commercial real estate loans with a discounted value of $107,502 were pledged to the FRB under the Company’s Borrower-In-Custody program. The Company’s unsecured correspondent bank lines were $88,000. At June 30, 2011, the Company had $59,500 in borrowings outstanding from the FHLB, $0 outstanding with the Federal Reserve Bank of San Francisco, and $18,000 outstanding on its overnight correspondent bank lines, leaving a total of $265,969 available on it secured and unsecured borrowing lines.

As disclosed in the Consolidated Statements of Cash Flows in Item 1 of this report, net cash provided by operating activities was $13,658 during the six months ended June 30, 2011. The difference between cash provided by operating activities and net income largely consisted of non-cash items including a $4,150 provision for loan losses. Net cash of $31,621 was used in investing activities, consisting principally of $97,931 in purchases of investment securities which was partially offset by proceeds from the maturities and sales of securities of $44,811 and net loan principal collections of $20,295. Cash provided by financing activities was $13,629 and primarily consisted of an increase in federal funds purchased of $18,000, which was partially offset by a net decrease of $7,500 in FHLB and other borrowings.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s exposure to market risk. Readers are referred to the Company’s Form 10-K and the Annual Report to Shareholders for the year ended December 31, 2010, for specific discussion.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of June 30, 2011, the measurement date for purposes of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective, timely providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We are not aware of any significant deficiencies or material weaknesses in our internal controls, therefore no corrective actions were taken.

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

The national economy and the financial services sector in particular, are still facing significant challenges. Substantially all of our loans are to businesses and individuals in western Washington and Oregon, markets facing many of the same challenges as the national economy, including elevated unemployment and declines in commercial and residential real estate values. Although some economic indicators are improving both nationally and in the markets we serve, unemployment remains high and there remains substantial uncertainty regarding the strength and duration of economic recovery. A further deterioration in economic conditions in the nation as a whole or in the markets we serve could result in the following consequences, any of which could have an adverse impact, which may be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline:

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

At June 30, 2011, our non-performing loans (which include all nonaccrual loans, net of government guarantees) were 5.32% of the loan portfolio. At June 30, 2011, our non-performing assets (which include foreclosed real estate) were 4.60% of total assets. These levels of non-performing loans and assets are at elevated levels compared to historical norms. Non-performing loans and assets adversely affect our net income in various ways. Until economic and market conditions improve, we may expect to continue to incur losses relating to non-performing assets. We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience future increases in non-performing assets.

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

On February 7, 2011, the FDIC issued final rules, effective April 11, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act. The adopted regulations: (1) modify the definition of an institution’s deposit insurance assessment base; (2) alter certain adjustments to the assessment rates; (3) revise the assessment rate schedules in light of the new assessment base and altered adjustments; and (4) provide for the automatic adjustment of the assessment rates in the future when the reserve ratio reaches certain milestones.

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

Our ability to pay dividends on our common stock depends on a variety of factors. On May 18, 2011, we announced a quarterly dividend of $0.01 per share, payable June 15, 2011, which was a continuation of the prior quarter’s dividend. For the year 2010, the Company paid $0.04 per share in dividends. There can be no assurance that we will be able to continue paying quarterly dividends commensurate with historic levels, if at all. Cash dividends will depend on sufficient earnings to support them and approval of appropriate bank regulatory authorities.

We may be required, in the future, to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Our securities portfolio contains whole loan private mortgage-backed securities and municipal securities and currently includes securities with unrecognized losses. We may continue to observe volatility in the fair market value of these securities. We evaluate the securities portfolio for any other-than-temporary-impairment (“OTTI”) each reporting period, as required by generally accepted accounting principles. There can be no assurance that future evaluations of the securities portfolio will not require us to recognize impairment charges. The credit quality of securities issued by certain municipalities has deteriorated in recent quarters. Although management does not believe the credit quality of the Company’s municipal securities has similarly deteriorated, there can be no assurance that such deterioration will not occur in the future.

In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At June 30, 2011, we had stock in the FHLB of Seattle totaling $10,652. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB has discontinued the repurchase of their stock and discontinued the distribution of dividends. As of June 30, 2011, we did not recognize an impairment charge related to our FHLB stock holdings. There can be no assurance, however, that future negative changes to the financial condition of the FHLB will not necessitate the recognition of an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our reported earnings.

At June 30, 2011, we had $22,031 of goodwill on our balance sheet. In accordance with generally accepted accounting principles, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material. At June 30, 2011, we did not recognize an impairment charge related to our goodwill.

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

In that regard, sweeping financial regulatory reform legislation was enacted in July 2010. Among other provisions, the new legislation (i) creates a new Bureau of Consumer Financial Protection with broad powers to regulate consumer financial products such as credit cards and mortgages, (ii) creates a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, (iii) will lead to new capital requirements from federal banking agencies, (iv) places new limits on electronic debit card interchange fees, and (v) requires the Securities and Exchange Commission and national stock exchanges to adopt significant new corporate governance and executive compensation reforms. The new legislation and regulations are likely to increase the overall costs of regulatory compliance.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	[Removed and Reserved]

Item 5	Other Information

None

Item 6	Exhibits

10.1	Form of Restricted Stock Unit Award Agreement

10.2	Form of Executive Restricted Stock Unit Award Agreement

31.1	302 Certification, Hal Brown, Chief Executive Officer

31.2	302 Certification, Michael A. Reynolds, Executive Vice President and Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350

101*	The following financial information from Pacific Continental Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION

(Registrant)

Dated August 5, 2011	/s/ Hal Brown
Hal Brown
Chief Executive Officer

Dated August 5, 2011	/s/ Michael A. Reynolds
Michael A. Reynolds
Executive Vice President and Chief Financial Officer