Form 10-Q
period 2011-09-30
PACIFIC CONTINENTAL CORP
filed 2011-11-04
CIK 1084717

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number: 0-30106

PACIFIC CONTINENTAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

OREGON	93-1269184
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

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

Common Stock outstanding as of November 1, 2011: 18,435,084

PACIFIC CONTINENTAL CORPORATION

FORM 10-Q

QUARTERLY REPORT

Part I	Financial Information

Item 1	Financial Statements

Pacific Continental Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	September 30, 2011	December 31, 2010	September 30, 2010

ASSETS
Cash and due from banks	$16,896	$25,424	$18,424
Interest-bearing deposits with banks	69	267	269

Total cash and cash equivalents	16,965	25,691	18,693
Securities available-for-sale	340,118	253,907	215,259
Loans held-for-sale	400	2,116	1,397
Loans, less allowance for loan losses and net deferred fees	812,525	839,815	864,604
Interest receivable	4,243	4,371	4,247
Federal Home Loan Bank stock	10,652	10,652	10,652
Property and equipment, net of accumulated depreciation	20,379	20,883	21,169
Goodwill and intangible assets	22,291	22,458	22,514
Deferred tax asset	7,428	10,188	9,749
Taxes receivable	0	0	1,460
Other real estate owned	11,663	14,293	15,422
Prepaid FDIC assessment	3,164	4,387	4,950
Other assets	1,743	1,415	1,888

Total assets	$1,251,571	$1,210,176	$1,192,004

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$279,733	$234,331	$220,104
Savings and interest-bearing checking	537,009	574,333	545,032
Time $100,000 and over	68,330	63,504	60,083
Other time	66,545	86,791	99,704

Total deposits	951,617	958,959	924,923
Federal funds and overnight funds purchased	8,185	0	12,380
Federal Home Loan Bank borrowings	98,500	67,000	68,500
Junior subordinated debentures	8,248	8,248	8,248
Accrued interest and other payables	3,951	3,731	5,374

Total liabilities	1,070,501	1,037,938	1,019,425

Shareholders’ equity
Common stock, shares authorized: 50,000,000; shares issued and outstanding: 18,433,084 at September 30, 2011, 18,415,132 at December 31, 2010 and 18,404,725 at September 30, 2010	137,660	137,062	136,845
Retained earnings	39,242	33,969	32,962
Accumulated other comprehensive income	4,168	1,207	2,772

	181,070	172,238	172,579

Total liabilities and shareholders’ equity	$1,251,571	$1,210,176	$1,192,004

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest and dividend income
Loans	$12,583	$14,070	$38,146	$43,233
Securities	2,415	1,791	6,710	4,745
Federal funds sold & interest-bearing deposits with banks	1	3	5	6

	14,999	15,864	44,861	47,984

Interest expense
Deposits	1,628	2,395	5,325	7,069
Federal Home Loan Bank & Federal Reserve borrowings	459	563	1,412	1,788
Junior subordinated debentures	34	133	99	393
Federal funds purchased	11	15	32	39

	2,132	3,106	6,868	9,289

Net interest income	12,867	12,758	37,993	38,695
Provision for loan losses	1,750	3,750	5,900	11,750

Net interest income after provision for loan losses	11,117	9,008	32,093	26,945

Noninterest income
Service charges on deposit accounts	462	418	1,328	1,247
Other fee income, principally bankcard	402	385	1,207	1,078
Loan servicing fees	27	31	82	63
Mortgage banking income	50	69	124	144
Net gain on sale of investment securities	359	0	825	45
Impairment losses on investment securities (OTTI)	0	0	0	(226)
Other noninterest income	431	286	981	806

	1,731	1,189	4,547	3,157

Noninterest expense
Salaries and employee benefits	4,691	4,071	14,136	13,054
Premises and equipment	861	909	2,605	2,580
Bankcard processing	155	131	472	424
Business development	350	225	1,132	931
FDIC insurance assessment	381	491	1,268	1,477
Other real estate expense	734	803	2,146	904
Other noninterest expense	1,752	1,558	5,531	4,934

	8,924	8,188	27,290	24,304

Income before provision for income taxes	3,924	2,009	9,350	5,798
Provision for income taxes	1,336	857	3,156	1,897

Net income	$2,588	$1,152	$6,194	$3,901

Earnings per share
Basic	$0.14	$0.06	$0.34	$0.21

Diluted	$0.14	$0.06	$0.34	$0.21

Weighted average shares outstanding
Basic	18,433,084	18,399,442	18,425,344	18,396,990
Common stock equivalents attributable to stock-based awards	15,871	16,161	18,637	18,620

Diluted	18,448,955	18,415,603	18,443,981	18,415,610

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Changes in Shareholder’s Equity and Comprehensive Income

(In thousands, except share amounts)

(Unaudited)

	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2009	18,393,773	$136,316	$29,613	$(267)	$165,662
Net income			5,092		5,092
Other comprehensive income:
Unrealized gain on securities				2,615
less: realized losses on securities (OTTI)				(226)
Deferred income taxes				(915)

Other comprehensive income				1,474	1,474

Comprehensive income					6,566
Stock issuance	4,952	38			38
Stock options exercised and related tax benefit	16,407	115			115
Share-based compensation		593			593
Cash dividends			(736)		(736)

Balance, December 31, 2010	18,415,132	137,062	33,969	1,207	172,238
Net income			6,194		6,194
Other comprehensive income:
Unrealized gain on securities				4,800
Deferred income taxes				(1,839)

Other comprehensive income				2,961	2,961

Comprehensive income					9,155
Stock issuance	5,952	56			56
Stock options exercised and related tax benefit	12,000	89			89
Share-based compensation		453			453
Cash dividends			(921)		(921)

Balance, September 30, 2011	18,433,084	$137,660	$39,242	$4,168	$181,070

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$6,194	$3,901
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, net of accretion	4,143	3,130
Other than temporary impairment on investment securities	0	226
Valuation adjustment on foreclosed assets	1,782	762
Loss (gain) on sale of foreclosed assets	100	(47)
Provision for loan losses	5,900	11,750
Deferred income taxes	2,760	349
Share-based compensation	439	602
Excess tax benefit of stock options exercised	(12)	(11)
Production of mortgage loans held-for-sale	(4,805)	(8,086)
Proceeds from the sale of mortgage loans held-for-sale	6,521	7,434
Change in:
Interest receivable	128	161
Deferred loan fees	115	(1,036)
Accrued interest payable and other liabilities	(1,537)	(2,890)
Income taxes receivable	0	2,955
Other assets	895	1,346

Net cash provided by operating activities	22,623	20,546

Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale investment securities	73,380	32,436
Purchase of available-for-sale investment securities	(157,914)	(77,237)
Net loan principal collections	12,840	41,793
Purchase of loans	0	(40)
Net purchase of property and equipment	(349)	(2,029)
Proceeds on sale of foreclosed assets	9,183	1,909
Purchase of energy tax credits	0	(12)

Net cash (used) provided by investing activities	(62,860)	(3,180)

Cash flows from financing activities:
Change in deposits	(7,342)	97,005
Change in federal funds purchased and FHLB short-term borrowings	47,185	(103,145)
Proceeds from FHLB term advances originated	0	3,500
FHLB advances repayment	(7,500)	(12,500)
Proceeds from stock options exercised	77	38
Income tax benefit from stock options exercised	12	11
Dividends paid	(921)	(552)

Net cash provided (used) by financing activities	31,511	(15,643)

Net increase (decrease) in cash and cash equivalents	(8,726)	1,723
Cash and cash equivalents, beginning of period	25,691	16,970

Cash and cash equivalents, end of period	$16,965	$18,693

Supplemental information:
Noncash investing and financing activities:
Transfers of loans to foreclosed assets	$8,435	$13,822
Change in fair value of securities, net of deferred income taxes	$2,961	$3,039
Cash paid during the period for:
Income taxes	$1,682	$4,219
Interest	$6,579	$8,884

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

2.	Securities Available-for Sale

The amortized cost and estimated fair values of securities available-for-sale at September 30, 2011, are as follows:

					Securities in	Securities in
					Continuous	Continuous
					Unrealized	Unrealized
					Loss	Loss
		Gross	Gross	Estimated	Position For	Position For
September 30, 2011	Amortized	Unrealized	Unrealized	Fair	Less Than	12 Months
(in thousands)	Cost	Gains	Losses	Value	12 Months	or Longer
Unrealized Loss Positions
Obligations of U.S. government agencies	$2,000	$—	$(17)	$1,983	$1,983	$—
Agency mortgage-backed securities	49,444	—	(367)	49,077	48,231	846
Private-label mortgage-backed securities	6,569	—	(676)	5,893	3,268	2,625

	$58,013	$—	$(1,060)	$56,953	$53,482	$3,471

Unrealized Gain Positions
Obligations of U.S. government agencies	$10,556	$368	$—	$10,924
Obligations of states and political subdivisions	42,293	2,581	—	44,874
Agency mortgage-backed securities	213,287	4,532	—	217,819
Private-label mortgage-backed securities	9,214	334	—	9,548

	275,350	7,815	—	283,165

	$333,363	$7,815	$(1,060)	$340,118

At September 30, 2011, there were 57 investment securities in unrealized loss positions of which 8 had been in a continuous loss position for twelve months or longer. The unrealized loss associated with the investments of $3,471 in a continuous unrealized loss position for twelve months or longer was $601. The Company has no intent, nor is it more likely than not, that it will be required to sell these securities before the recovery of carrying value.

At September 30, 2011, unrealized losses exist on certain securities classified as obligations of states and political subdivisions, agency and private-label mortgage-backed securities. The unrealized losses on obligations of states and political subdivisions are deemed to be temporary. Additionally, the unrealized losses on agency mortgage-backed securities are deemed to be temporary, as these securities retain strong credit ratings, continue to perform adequately, and are backed by various government-sponsored enterprises (“GSEs”). These decreases in fair value are associated with the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities has resulted from current economic conditions. Although yields on these securities may be below market rates during the period, no loss of principal is expected.

During the third quarter 2011, management reviewed all of its private-label mortgage-backed securities for the presence of other-than-temporary impairment (“OTTI”). Management’s evaluation included the use of independently-generated third party credit surveillance reports that analyze the loans underlying each security. These reports include estimates of default rates and severities, life collateral loss rates, and static voluntary prepayment assumptions to generate estimated cash flows at the individual security level. Additionally, management considered factors such as downgraded credit ratings, severity and duration of the impairments, the stability of the issuers, and any discounts paid when the securities were purchased. At September 30, 2011, no additional OTTI was identified. Management has considered all available information related to the collectability of the impaired investment securities and believes that the estimated credit loss is appropriate.

Following is a tabular roll-forward of the amount of credit-related OTTI recognized in earnings during the three and nine months ended September 30, 2011, and 2010:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Balance, beginning of period:	$226	$226	$226	$—
Additions:
Initial OTTI credit loss	—	—	—	226

Balance, end of period:	$226	$226	$226	$226

At September 30, 2011, twelve of the Company’s private-label mortgage-backed securities with an amortized cost of $5,095 were classified as substandard as their ratings were below investment grade. Securities with an amortized cost of $8,400 and $7,621 were classified as substandard at December 31, 2010 and September 30, 2010, respectively.

The projected average life of the securities portfolio is 3.6 years.

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

The amortized cost and estimated fair values of securities available-for-sale at September 30, 2010, are as follows:

September 30, 2010 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Securities in Continuous Unrealized Loss Position for Less Than 12 Months	Securities in Continuous Unrealized Loss Position For 12 Months or Longer
Unrealized Loss Positions
Obligations of states and political subdivisions	$2,796	$—	$(70)	$2,726	$2,726	$—
Agency mortgage-backed securities	31,869	—	(210)	31,659	31,659	—
Private-label mortgage-backed securities	7,424	—	(936)	6,488	1,188	5,300

	$42,089	$—	$(1,216)	$40,873	$35,573	$5,300

Unrealized Gain Positions
Obligations of U.S. government agencies	$7,054	$338	$—	$7,392
Obligations of states and political subdivisions	15,290	715	—	16,005
Agency mortgage-backed securities	131,111	4,041	—	135,152
Private-label mortgage-backed securities	15,222	615	—	15,837

	168,677	5,709	—	174,386

	$210,766	$5,709	$(1,216)	$215,259

At September 30, 2010, there were 46 investment securities in unrealized loss positions, of which 10 had been in a continuous loss position for twelve months or longer. The unrealized loss associated with the investments of $5,300 in a continuous unrealized loss position for twelve months or longer was $901.

The amortized cost and estimated fair value of securities at September 30, 2011, December 31, 2010, and September 30, 2010, by maturity are shown below. Obligations of U.S. government agencies and states and political subdivisions are shown by contractual maturity. Mortgage-backed securities are shown by projected average life.

	September 30, 2011		December 31, 2010		September 30, 2010
		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Due in one year or less	$51,790	$52,222	$14,947	$15,175	$24,815	$24,961
Due after one year through 5 years	208,681	212,521	181,260	184,338	161,574	165,742
Due after 5 years through 10 years	48,752	50,766	53,618	52,390	21,212	21,435
Due after 10 years	24,140	24,609	2,126	2,004	3,165	3,121

	$333,363	$340,118	$251,951	$253,907	$210,766	$215,259

Eleven investment securities were sold during the three months ended September 30, 2011. These sales resulted in gross realized gains of $370 and gross realized losses of $11. No investment securities were sold during the three months ended September 30, 2010. Twenty-five investment securities and one investment security were sold during the nine months ended September 30, 2011, and September 30, 2010, respectively. These sales resulted in gross realized gains of $1,005 and $45, respectively, and gross realized losses of $180 and $0, respectively.

At September 30, 2011, securities with amortized costs of $57,980 (estimated market values of $59,455) were pledged to secure certain treasury and public deposits as required by law, and to secure borrowing lines.

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

Major classifications of period-end loans, including loans held-for-sale, are as follows:

	September 30,	% of gross	December 31,	% of gross	September 30,	% of gross
	2011	loans	2010	loans	2010	loans
Real estate secured loans:
Permanent Loans:
Multifamily residential	$54,029	6.5%	$57,850	6.8%	$56,124	6.4%
Residential 1-4 family	62,726	7.6%	76,692	8.9%	80,551	9.1%
Owner-occupied commercial	209,702	25.3%	201,286	23.5%	201,075	22.8%
Non-owner-occupied commercial	149,548	18.1%	163,071	19.0%	163,054	18.5%
Other loans secured by real estate	17,421	2.1%	23,950	2.8%	25,013	2.8%

Total permanent real estate loans	493,426	59.6%	522,849	61.0%	525,817	59.6%
Construction Loans:
Multifamily residential	1,158	0.1%	6,192	0.7%	15,279	1.7%
Residential 1-4 family	17,865	2.2%	22,683	2.6%	26,830	3.0%
Commercial real estate	13,368	1.6%	11,730	1.4%	18,077	2.0%
Commercial bare land and acquisition & development	24,987	3.0%	25,587	3.0%	26,073	3.0%
Residential bare land and acquisition & development	13,034	1.6%	17,263	2.0%	18,998	2.2%

Total construction real estate loans	70,412	8.5%	83,455	9.7%	105,257	11.9%

Total real estate loans	563,838	68.1%	606,304	70.7%	631,074	71.5%
Commercial loans	257,889	31.1%	243,034	28.4%	242,904	27.5%
Consumer loans	5,021	0.6%	5,900	0.7%	6,742	0.8%
Other loans	1,762	0.2%	1,730	0.2%	2,239	0.3%

Gross loans	828,510	100.0%	856,968	100.0%	882,959	100.0%
Deferred loan origination fees	(698)		(583)		(586)

	827,812		856,385		882,373
Allowance for loan losses	(15,287)		(16,570)		(17,769)

Total loans, net of allowance for loan losses and net deferred fees	$812,525		$839,815		$864,604

Loans held-for-sale	$400		$2,116		$1,397

At September 30, 2011, outstanding loans to dental professionals totaled $196,094 and represented 23.7% of total outstanding loans compared to dental professional loans of $177,229 or 20.7% at December 31, 2010, and $172,849 or 19.6% at September 30, 2010. There are no other industry concentrations in excess of 10% of the total loan portfolio. However, as of September 30, 2011, approximately 68.1% of the Company’s loan portfolio was collateralized by real estate and is, therefore, susceptible to changes in real estate market conditions. While appropriate action is taken to manage identified concentration risks, management believes that the loan portfolio is well diversified by geographic location and among industry groups.

Allowance for loan losses

A summary of activity in the allowance for loan losses is as follows for the three and nine months ended September 30, 2011, and 2010:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance, beginning of period	$15,326	$17,854	$16,570	$13,367
Provision charged to income	1,750	3,750	5,900	11,750
Loans charged against allowance	(2,208)	(4,240)	(8,085)	(10,189)
Recoveries credited to allowance	419	405	902	2,841

Balance, end of period	$15,287	$17,769	$15,287	$17,769

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

Estimated credit losses reflect consideration of all significant factors that affect the collectability of the loan portfolio. The historical loss rate for each group of loans with similar risk characteristics is determined based on the Company’s own loss experience in that group. Historical loss experience and recent trends in losses provides a reasonable starting point for analysis, however they do not by themselves form a sufficient basis to determine the appropriate level for the allowance for loan losses. Qualitative or environmental factors that are likely to cause estimated credit losses to differ from historical losses are also considered, including but not limited to:

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

A summary of the activity in the allowance for loan losses by loan segment during the three and nine months ended September 30, 2011, follows:

Allowance for Loan Losses and Recorded Investment in Loans Receivable

	For the three months ended September 30, 2011
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	3,353	6,723	3,813	93	1,344	15,326
Charge-offs	(223)	(1,585)	(378)	(22)	—	(2,208)
Recoveries	153	101	164	1	—	419
Provision	(88)	1,763	(137)	20	192	1,750

Ending balance	3,195	7,002	3,462	92	1,536	15,287

	For the nine months ended September 30, 2011
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance(1)	$2,230	$10,042	$3,040	$64	$1,194	$16,570
Charge-offs	(1,049)	(4,437)	(2,556)	(43)	—	(8,085)
Recoveries	249	167	482	4	—	902
Provision	1,765	1,230	2,496	67	342	5,900

Ending balance	3,195	7,002	3,462	92	1,536	15,287

	Balances as of September 30, 2011
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$2,871	$6,797	$3,132	$92	$1,536	$14,428
Ending allowance: individually evaluated for impairment	324	205	330	—	—	859

Total ending allowance	$3,195	$7,002	$3,462	$92	$1,536	$15,287

Ending loan balance: collectively evaluated for impairment	$251,868	$479,866	$50,156	$5,021	$—	$786,911
Ending loan balance: individually evaluated for impairment	7,783	13,560	20,256	—	—	41,599

Total ending loan balance	$259,651	$493,426	$70,412	$5,021	$—	$828,510

(1)	The December 31, 2010 allowance allocation has been adjusted to reallocate $5,522 from the construction loan portfolio to the realestate loan portfolio.

Management believes that the allowance for loan losses was adequate as of September 30, 2011. However, future loan losses may exceed the levels provided for in the allowance for loan losses and could possibly result in additional charges to the provision for loan losses.

Credit Quality Indicators

As previously noted, the Company’s risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk. These risk rating categories can be summarized using the following loan grades, which are often used by regulators when assessing the credit quality of a loan portfolio:

Pass – Credit exposure in this category ranges between the highest credit quality to average credit quality. Primary repayment sources generate satisfactory debt service coverage under normal conditions. Cash flow from recurring sources is expected to continue to produce adequate debt service capacity. There are many levels of credit quality contained in the Pass definition, but none of the loans contained in this category rise to the level of special mention.

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

Substandard – A substandard asset is inadequately protected by the current sound worth and paying capacity of the Borrower or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans in this category are characterized by the distinct possibility that the Company will not be repaid under contractual terms and may sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard.

Doubtful – An asset classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Management strives to consistently apply these definitions when allocating its loans by loan grade. The loan portfolio is continuously monitored for changes in credit quality and management takes appropriate action to update the loan risk ratings accordingly. Management has not changed the Company’s policy towards or use of credit quality indicators during the periods reported.

The following tables present the Company’s loan portfolio information by loan type and credit grade at September 30, 2011, and December 31, 2010:

Credit Quality Indicators

As of September 30, 2011

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multifamily residential	52,670	—	1,359	—	$54,029
Residential 1-4 family	52,064	—	10,662	—	62,726
Owner-occupied commercial	197,328	—	12,374	—	209,702
Nonowner-occupied commercial	146,735	—	2,813	—	149,548
Other real estate loans	16,442	—	871	108	17,421

Total real estate loans	465,239	—	28,079	108	493,426
Construction
Multifamily residential	1,158	—	—	—	1,158
Residential 1-4 family	12,647	—	5,218	—	17,865
Commercial real estate	8,962	—	4,406	—	13,368
Commercial bare land and acquisition & development	11,300	—	13,687	—	24,987
Residential bare land and acquisition & development	9,746	—	2,249	1,039	13,034

Total construction loans	43,813	—	25,560	1,039	70,412
Commercial and other	248,835	—	9,991	825	259,651
Consumer	4,935	—	86	—	5,021

Totals	$762,822	$—	$63,716	$1,972	$828,510

Credit Quality Indicators

As of December 31, 2010

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multifamily residential	$55,105	$—	$2,745	$—	$57,850
Residential 1-4 family	60,544	—	15,658	490	76,692
Owner-occupied commercial	185,362	—	14,274	1,650	201,286
Nonowner-occupied commercial	153,088	—	9,983	—	163,071
Other real estate loans	20,343	—	3,607	—	23,950

Total real estate loans	474,442	—	46,267	2,140	522,849
Construction
Multifamily residential	4,206	—	1,986	—	6,192
Residential 1-4 family	19,532	—	3,151	—	22,683
Commercial real estate	7,114	—	4,616	—	11,730
Commercial bare land and acquisition & development	11,771	—	13,816	—	25,587
Residential bare land and acquisition & development	11,886	—	5,377	—	17,263

Total construction loans	54,509		28,946		83,455
Commercial and other	231,358	—	13,406	—	244,764
Consumer	5,860	—	—	40	5,900

Totals	$766,169	$—	$88,619	$2,180	$856,968

At September 30, 2011, December 31, 2010, and September 30, 2010, the Company had $245, $16, and $203, respectively, in contingent liabilities on its classified loans.

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

The following tables present an aged analysis of past due and nonaccrual loans at September 30, 2011, and December 31, 2010:

Age Analysis of Loans Receivable

As of September 30, 2011

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multifamily residential	$—	$—	$—	$—	$—	$54,029	$54,029
Residential 1-4 family	—	900	—	3,393	4,293	58,433	62,726
Owner-occupied commercial	2,502	934	—	4,704	8,140	201,562	209,702
Non owner-occupied commercial	—	—	—	1,191	1,191	148,357	149,548
Other real estate loans	—	—	—	122	122	17,299	17,421

Total real estate loans	2,502	1,834	—	9,410	13,746	479,679	493,426
Construction
Multifamily residential	—	—	—	—	—	1,158	1,158
Residential 1-4 family	—	—	—	1,596	1,596	16,269	17,865
Commercial real estate	—	—	—	1,500	1,500	11,868	13,368
Commercial bare land and acquisition & development	—	—	—	13,027	13,027	11,960	24,987
Residential bare land and acquisition & development	—	—	—	1,451	1,451	11,583	13,034

Total construction loans	—	—	—	17,574	17,574	52,838	70,412
Commercial and other	532	—	—	6,732	7,264	252,387	259,651
Consumer	16	—	—	—	16	5,005	5,021

Total	$3,050	$1,834	$—	$33,716	$38,600	$789,909	$828,510

Age Analysis of Loans Receivable

As of December 31, 2010

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

Real estate loans
Multifamily residential	$2,549	$—	$—	$1,010	$3,559	$54,291	$57,850
Residential 1-4 family	110	366	—	6,123	6,599	70,093	76,692
Owner-occupied commercial	2,694	356	—	1,622	4,672	196,614	201,286
Non owner-occupied commercial	—	—	—	8,428	8,428	154,643	163,071
Other real estate loans	195	—	—	538	733	23,217	23,950

Total real estate loans	5,548	722	—	17,721	23,991	498,858	522,849
Construction
Multifamily residential	—	—	—	1,985	1,985	4,207	6,192
Residential 1-4 family	—	—	—	2,493	2,493	20,190	22,683
Commercial real estate	—	—	—	1,671	1,671	10,059	11,730
Commercial bare land and acquisition & development	—	—	—	91	91	25,496	25,587
Residential bare land and acquisition & development	175	—	—	1,032	1,207	16,056	17,263

Total construction loans	175	—	—	7,272	7,447	76,008	83,455
Commercial and other	102	32	—	8,033	8,167	236,597	244,764
Consumer	7	5	—	—	12	5,888	5,900

Total	$5,832	$759	$—	$33,026	$39,617	$817,351	$856,968

Impaired Loans

Regular credit reviews of the portfolio are performed to identify loans that are considered potentially impaired. Potentially impaired loans are referred to the Asset Liability Committee (“ALCO”) for review and are included in the specific calculation of allowance for loan losses. A loan is considered impaired when, based on current information and events, the Company is unlikely to collect all principal and interest due according to the terms of the loan agreement. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. Impaired loans are often reported net of government guarantees to the extent that the guarantees are expected to be collected. Impaired loans generally include all loans classified as nonaccrual and troubled debt restructurings.

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

The following tables display an analysis of the Company’s impaired loans at September 30, 2011, and December 31, 2010:

Impaired Loan Analysis

As of September 30, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Real estate
Multifamily residential	$—	$—	$—	$73	$—
Residential 1-4 family	3,620	5,162	—	6,135	39
Owner-occupied commercial	6,364	6,364	—	6,188	169
Non owner-occupied commercial	1,191	1,328	—	6,469	—
Other real estate loans	323	403	—	863	24

Total real estate loans	11,498	13,257	—	19,728	232
Construction
Multifamily residential	—	—	—	182	—
Residential 1-4 family	1,596	2,208	—	1,276	—
Commercial real estate	3,143	3,314	—	3,196	87
Commercial bare land and acquisition & development	13,027	13,027	—	13,068	234
Residential bare land and acquisition & development	424	2,013	—	1,538	—

Total construction loans	18,190	20,562	—	19,260	321
Commercial and other	6,078	11,606	—	5,026	21
Consumer	—	—	—	—	—
With an allowance recorded
Real estate
Multifamily residential	$—	$—	$—	$—	$—
Residential 1-4 family	215	248	10	390	—
Owner-occupied commercial	1,149	1,149	187	387	—
Non owner-occupied commercial	—	—	—	—	—
Other real estate loans	108	108	8	65	6

Total real estate loans	1,472	1,505	205	842	6
Construction
Multifamily residential	—	—	—	—	—
Residential 1-4 family	—	—	—	617	—
Commercial real estate	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—
Residential bare land and acquisition & development	2,066	3,539	329	1,463	38

Total construction loans	2,066	3,539	329	2,080	38
Commercial and other	677	1,116	325	1,756	13
Consumer	—	—	—	—	—
Total
Real estate
Multifamily residential	$—	$—	$—	$73	$—
Residential 1-4 family	3,835	5,410	10	6,525	39
Owner-occupied commercial	7,513	7,513	187	6,575	169
Non owner-occupied commercial	1,191	1,328	—	6,469	—
Other real estate loans	431	511	8	928	30

Total real estate loans	12,970	14,762	205	20,570	238
Construction
Multifamily residential	—	—	—	182	—
Residential 1-4 family	1,596	2,208	—	1,893	—
Commercial real estate	3,143	3,314	—	3,196	87
Commercial bare land and acquisition & development	13,027	13,027	—	13,068	234
Residential bare land and acquisition & development	2,490	5,552	329	3,001	38

Total construction loans	20,256	24,101	329	21,340	359
Commercial and other	6,755	12,722	325	6,782	34
Consumer	—	—	—	—	—

Total impaired loans	$39,981	$51,585	$859	$48,692	$631

Impaired Loan Analysis

As of December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded
Real estate
Multifamily residential	$1,009	$1,267	$—	$806	$62
Residential 1-4 family	5,698	6,793	—	4,552	279
Owner-occupied commercial	5,779	5,841	—	4,616	362
Non owner-occupied commercial	8,428	9,970	—	6,732	387
Other real estate loans	773	773	—	618	38

Total real estate loans	21,687	24,644	—	17,324	1,128
Construction
Multifamily residential	1,985	2,897	—	2,963	54
Residential 1-4 family	1,334	1,883	—	1,992	25
Commercial real estate	3,345	3,345	—	4,994	218
Commercial bare land and acquisition & development	13,156	13,378	—	19,641	795
Residential bare land and acquisition & development	1,032	2,492	—	1,540	93

Total construction loans	20,852	23,995	—	31,130	1,185
Commercial and other	7,297	13,749	—	8,055	72
Consumer	—	—	—	3	—
With an allowance recorded
Real estate
Multifamily residential	$—	$—	$—	$—	$—
Residential 1-4 family	106	426	80	1,971	—
Owner-occupied commercial	—	—	—	—	—
Non owner-occupied commercial	—	—	—	—	—
Other real estate loans	—	—	—	—	—

Total real estate loans	106	426	80	1,971	—
Construction
Multifamily residential	—	—	—		—
Residential 1-4 family	1,159	1,331	6	1,639	—
Commercial real estate	—	—	—		—
Commercial bare land and acquisition & development	—	—	—		—
Residential bare land and acquisition & development	3,439	3,439	1,498	4,863	217

Total construction loans	4,598	4,770	1,504	6,502	217
Commercial and other	—	—	—	1,525	—
Consumer	—	—	—	—	—
Total
Real estate
Multifamily residential	$1,009	$1,267	$—	$806	$62
Residential 1-4 family	5,804	7,219	80	6,523	279
Owner-occupied commercial	5,779	5,841	—	4,616	362
Non owner-occupied commercial	8,428	9,970	—	6,732	387
Other real estate loans	773	773	—	618	38

Total real estate loans	21,793	25,070	80	19,295	1,128
Construction
Multifamily residential	1,985	2,897	—	2,963	54
Residential 1-4 family	2,493	3,214	6	3,631	25
Commercial real estate	3,345	3,345	—	4,994	218
Commercial bare land and acquisition & development	13,156	13,378	—	19,641	795
Residential bare land and acquisition & development	4,471	5,931	1,498	6,403	310

Total construction loans	25,450	28,765	1,504	37,632	1,402
Commercial and other	7,297	13,749	—	9,580	72
Consumer	—	—	—	3	—

Total impaired loans	$54,540	$67,584	$1,584	$66,510	$2,602

The impaired balances reported above are not adjusted for government guarantees of $851, $1,056 and $798 at September 30, 2011, December 31, 2010, and September 30, 2010, respectively. The recorded investment in impaired loans, net of government guarantees totaled $39,130, $53,484 and $42,540 at September 30, 2011, December 31, 2010, and September 30, 2010, respectively. The specific valuation allowance for impaired loans was $859, $1,584 and $2,231 at September 30, 2011, December 31, 2010, and September 30, 2010, respectively. The average recorded investment in impaired loans was approximately $43,646 and $67,021 during the three months ended September 30, 2011, and 2010, respectively. The average recorded investment in impaired loans was approximately $48,692 and $42,542 during the nine months ended September 30, 2011, and 2010, respectively.

Troubled Debt Restructurings

In the normal course of business, the Company may modify the terms of certain loans, attempting to protect as much of its investment as possible. Management evaluates the circumstances surrounding each modification to determine whether it is a troubled debt restructuring (“TDR”). TDRs exist when, 1) the restructuring constitutes a concession, and 2) the debtor is experiencing financial difficulties. The Company adopted the amendments of Accounting Standards Update No. 2011-02, “Receivables – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” during the third quarter 2011. The Update requires retrospective application to the beginning of the annual period of adoption.

For the nine months ended September 30, 2011, the Company identified 8 TDRs that are newly considered impaired for which impairment was previously measured under the Company’s general loan loss allowance methodology. The total recorded investment in such receivables was $1,650 and the associated allowance for loan losses was $32 at September 30, 2011.

The following table displays the Company’s TDRs by class at September 30, 2011:

Troubled Debt Restructurings

As of September 30, 2011

	2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Real estate
Multifamily residential	—	$—	$—
Residential 1-4 family	9	2,562	2,372
Owner-occupied commercial	3	877	877
Non owner-occupied commercial	1	1,115	1,098
Other real estate loans	1	160	160

Total real estate loans	14	4,714	4,507
Construction
Multifamily residential	—	—	—
Residential 1-4 family	—	—	—
Commercial real estate	—	—	—
Commercial bare land and acquisition & development	—	—	—
Residential bare land and acquisition & development	4	2,701	2,701

Total construction loans	4	2,701	2,701
Commercial and other	3	1,178	1,178
Consumer	—	—	—

	21	$8,593	$8,386

Virtually all of the Company’s TDRs include rate reductions, modified or deferred cash payments, and/or the extension of terms to alleviate the burden of the debtor’s near-term cash requirements. Three residential 1-4 family loans were modified through principal and accrued interest reductions and are consistent with the terms of borrowers’ bankruptcy agreements. In all cases, modifications are made to improve the Company’s likelihood of collecting the entire debt. Under all segments, loans modified as TDRs are considered impaired. As a result, each TDR is individually evaluated for impairment and if necessary, an allowance for loan losses is provided under the Company’s specific reserve methodology.

Subsequent to a loan being classified as a TDR, a borrower may become unwilling or unable to abide by the terms of the modified agreement. In such cases of default, the Company takes appropriate action to secure additional payments including the use of foreclosure proceedings. The following table presents loans receivable modified as troubled debt restructurings that subsequently defaulted:

Troubled Debt Restructurings That Subsequently Defaulted

As of September 30, 2011

2011
	Number of Contracts	Recorded Investment

Real estate
Multifamily residential	—	$—
Residential 1-4 family	—	—
Owner-occupied commercial	—	—
Non owner-occupied commercial	1	1,098
Other real estate loans	—	—

Total real estate loans	1	1,098
Construction
Multifamily residential	—	—
Residential 1-4 family	—	—
Commercial real estate	—	—
Commercial bare land and acquisition & development	—	—
Residential bare land and acquisition & development	2	459

Total construction loans	2	459
Commercial and other	—	—
Consumer	—	—

	3	$1,557

At September 30, 2011, December 31, 2010, and September 30, 2010, the Company had no commitments to lend additional funds on loans restructured as TDRs.

4.	Federal Funds and Overnight Funds Purchased:

The Company has unsecured federal funds borrowing lines with various correspondent banks totaling $88,000. At September 30, 2011, and September 30, 2010, there was $8,185 and $12,380, respectively, outstanding on these lines. At December 31, 2010, there were no outstanding borrowings on these lines.

The Company also has a secured overnight borrowing line available from the Federal Reserve Bank totaling $102,621 at September 30, 2011. The Federal Reserve Bank borrowing line is secured through the pledging of approximately $165,201 of commercial and real estate loans under the Company’s Borrower-In-Custody program. At September 30, 2011, December 31, 2010, and September 30, 2010, there were no outstanding borrowings on this line.

5.	Federal Home Loan Bank Borrowings:

The Company has a borrowing limit with the FHLB equal to 30% of total assets, subject to discounted collateral and stock holdings. At September 30, 2011, the maximum borrowing line was $375,471; however, the FHLB borrowing line was limited by the lower of the amount of FHLB stock held or the discounted value of collateral pledged. At September 30, 2011, the FHLB stock held by the Company supported a total of $237,422 in borrowings. At September 30, 2011, the Company had pledged $379,671 in real estate loans and securities to the FHLB that had a discounted value of $153,090. At September 30, 2011, the borrowing line was limited to the discounted value of collateral pledged. There was $98,500 borrowed on this line at September 30, 2011.

The maximum FHLB borrowing line at December 31, 2010, was $363,053. At December 31, 2010, the Company had pledged real estate loans and securities to the FHLB that had a discounted value of $152,237. There was $67,000 borrowed on this line at December 31, 2010.

The maximum FHLB borrowing line at September 30, 2010, was $357,601. At September 30, 2010, the Company had pledged $340,051 in real estate loans and securities to the FHLB with a discounted collateral value of $226,118. There was $68,500 borrowed on this line at September 30, 2010.

Federal Home Loan Bank borrowings by year of maturity and applicable interest rate are summarized as follows:

	Current Rates	September 30, 2011	December 31, 2010	September 30, 2010

Cash Management Advance	N/A	$—	$—	$—
2010	N/A	—	—	1,500
2011	0.20%-2.39%	41,500	10,000	10,000
2012	2.02%-5.28%	16,000	16,000	16,000
2013	2.46%-4.27%	22,000	22,000	22,000
2014	2.78%-3.25%	13,500	13,500	13,500
2015	2.19%-2.86%	3,500	3,500	3,500
2016	5.05%	2,000	2,000	2,000

		$98,500	$67,000	$68,500

6.	Stock-based Compensation:

Prior to April 2006, incentive stock option (“ISO”) and non-qualified option awards were granted to employees and directors under the Company’s 1999 Employees’ Stock Option Plan, and the Company’s 1999 Directors’ Stock Option Plan. Subsequent to the annual shareholders’ meeting in April 2006, all shares available under these plans were deregistered and are no longer available for future grants.

At the annual shareholders’ meeting in April 2006, shareholders approved the 2006 Stock Option and Equity Compensation Plan (the “2006 SOEC Plan”). Pursuant to this plan, ISOs, nonqualified stock options, restricted stock, restricted stock units, or stock appreciation rights (“SARs”) may be awarded to attract and retain the best available personnel to the Company and its subsidiaries. Additionally, non-qualified option awards and restricted stock awards may be granted to directors under the terms of this plan. 1,050,000 shares are currently authorized under the 2006 SOEC Plan, of which 108,994 shares remain available for future issuance under the plan.

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

SARs may be settled in common stock or cash as determined by the Company at the date of issuance. SARs to be settled in cash are recognized on the balance sheet as liability-based awards. The grant-date fair value of liability-based awards vesting in the current period, along with the change in estimated fair value of the awards during the period, are recognized as compensation expense and as an adjustment to the recorded liability. Liability-based awards (including all cash-settled SARs) have no impact on the number of shares available to be issued within the plan.

ISOs, nonqualified stock options, restricted stock, restricted stock units, and stock-settled SARs are recognized as equity-based awards and compensation expense is recorded to the income statement over the requisite vesting period based on the grant-date fair value.

There were no liability-based awards granted or exercised during the nine months ended September 30, 2011, and 2010. For the nine months ended September 30, 2011, 5,952 restricted shares were granted and issued to directors with no restrictions imposed. Additionally, 127,192 RSU’s were granted to employees during the first nine months of 2011. The RSUs vest over four years and shares of common stock will be issued as soon as is practicable upon vesting. No other stock-based compensation was granted during the nine months ended September 30, 2011. The following table summarizes the shares and the grant-date fair market values of the equity-based awards granted during the nine months ended September 30, 2011, and 2010:

	Nine months ended September 30,
	2011		2010
	Shares	Fair Market Value	Shares	Fair Market Value
Equity-based awards:
Director restricted stock	5,952	$56	4,952	$56
Employee stock options	—	—	62,475	269
Employee stock SARs	—	—	130,499	529
Employee RSUs	127,192	1,040	—	—

	133,144	$1,096	197,926	$854

The following tables identify the compensation expense recorded and tax benefits received by the Company on its stock-based compensation plans for the three and nine months ended September 30, 2011, and 2010:

	Three months ended September 30,
	2011		2010
	Compensation Expense (Benefit)	Tax Benefit (Expense)	Compensation Expense (Benefit)	Tax Benefit (Expense)
Equity-based awards:
Director stock options	$—	$—	$5	$2
Employee stock options	42	—	66	—
Employee stock SARs	60	21	90	31
Employee RSUs	67	23	—	—
Liability-based awards:
Employee cash SARs	(75)	(26)	(38)	(13)

	$94	$18	$123	$20

	Nine months ended September 30,
	2011		2010
	Compensation Expense	Tax Benefit	Compensation Expense	Tax Benefit
Equity-based awards:
Director restricted stock	$56	$20	$56	$20
Director stock options	1	—	13	4
Employee stock options	131	—	197	—
Employee stock SARs	188	66	243	85
Employee RSUs	134	47	—	—
Liability-based awards:
Employee cash SARs	(71)	(25)	93	33

	$439	$108	$602	$142

12,000 stock options were exercised during the first nine months of 2011 with a weighted average exercise price of $6.38 per share and an intrinsic value of $35. 6,000 equity awards were exercised during the first nine months of 2010 with a weighted average exercise price of $6.38 per share and an intrinsic value of $11. The fair value of equity-based awards vested during the nine months ended September 30, 2011, and 2010 was $585 and $602, respectively. The fair value of liability-based awards vested during the nine months ended September 30, 2011, and 2010 was $143 and $203, respectively.

At September 30, 2011, the Company has estimated unrecognized compensation expense of approximately $248, $405, $939, and $42 for unvested stock options, stock-settled SARs, RSUs, and cash-settled SARs, respectively. These amounts are based on forfeiture rates of 20% for all stock options and SARs and 13% for all RSUs granted to employees. The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested stock options, stock-settled SARs, RSUs and cash-settled SARs is approximately 2.0, 2.1, 3.6, and 1.4 years, respectively.

7.	Fair Value

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2011, December 31, 2010, and September 30, 2010, in accordance with the provisions of FASB ASC 825 “Financial Instruments.” The use of different assumptions and estimation methods could have a significant effect on the reported fair value amounts. Accordingly, the estimates of fair value herein are not necessarily indicative of the amounts that might be realized in a current market exchange.

	September 30, 2011		December 31, 2010		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$16,965	$16,965	$25,691	$25,691	$18,693	$18,693
Securities available-for-sale	340,118	340,118	253,907	253,907	215,259	215,259
Loans held-for-sale	400	400	2,116	2,116	1,397	1,397
Loans	827,812	823,188	856,385	844,838	882,373	871,318
Federal Home Loan Bank stock	10,652	10,652	10,652	10,652	10,652	10,652
Accrued interest receivable	4,243	4,243	4,371	4,371	4,247	4,247
Financial liabilities:
Deposits	951,617	952,171	958,959	959,993	924,923	927,345
Federal funds and overnight funds purchased	8,185	8,185	—	—	12,380	12,380
Federal Home Loan Bank borrowings	98,500	100,876	67,000	69,456	68,500	71,765
Junior subordinated debentures	8,248	2,015	8,248	1,927	8,248	1,908
Accrued interest payable	297	297	587	587	611	611

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

The tables below show assets measured at fair value on a recurring basis as of September 30, 2011, December 31, 2010, and September 30, 2010:

September 30, 2011	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. government agencies	$12,907	$—	$12,907	$—
Obligations of states and political subdivisions	44,874	—	44,874	—
Agency mortgage-backed securities	266,896	—	266,896	—
Private-label mortgage-backed securities	15,441	—	15,441	—

Total available-for-sale securities	$340,118	$—	$340,118	$—

December 31, 2010	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities
Obligations of U.S. government agencies	$7,262	$—	$7,262	$—
Obligations of states and political subdivisions	32,079	—	32,079	—
Agency mortgage-backed securities	194,505	—	194,505	—
Private-label mortgage-backed securities	20,061	—	20,061	—

Total available-for-sale securities	$253,907	$—	$253,907	$—

September 30, 2010	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. government agencies	$7,392	$—	$7,392	$—
Obligations of states and political subdivisions	18,731	—	18,731	—
Agency mortgage-backed securities	166,811	—	166,811	—
Private-label mortgage-backed securities	22,325	—	22,325	—

Total available-for-sale securities	$215,259	$—	$215,259	$—

No transfers to or from Levels 1 and 2 occurred on assets measured at fair value on a recurring basis during the nine months ended September 30, 2011, or during the year ended December 31, 2010.

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

The tables below show assets measured at fair value on a nonrecurring basis as of September 30, 2011, December 31, 2010, and September 30, 2010:

September 30, 2011	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Nine Months Ended September 30, 2011 Total Loss
Loans measured for impairment (net ofgovernment guarantees and specific reserves)	$15,739	$—	$—	$15,739	$859
Other real estate owned	11,663	—	—	11,663	1,958

	$27,402	$—	$—	$27,402	$2,817

December 31, 2010	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Twelve Months Ended December 31, 2010 Total Loss

Loans measured for impairment (net ofgovernment guarantees and specific reserves)	$24,094	$—	$—	$24,094	$1,584
Other real estate owned	14,293	—	—	14,293	896

	$38,387	$—	$—	$38,387	$2,480

September 30, 2010	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Nine Months Ended September 30, 2010 Total Loss
Loans measured for impairment (net ofgovernment guarantees and specific reserves)	$33,601	$—	$—	$33,601	$2,231
Other real estate owned	15,422	—	—	15,422	909

	$49,023	$—	$—	$49,023	$3,140

No transfers to or from Level 3 occurred on assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2011, or during the year ended December 31, 2010.

The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a nonrecurring basis.

Loans measured for impairment (net of government guarantees and specific reserves) include the estimated fair value of collateral-dependent loans, less collectible government guarantees, as well as certain noncollateral-dependent loans measured for impairment with an allocated specific reserve. When a collateral-dependent loan is identified as impaired, the value of the loan is measured using the current fair value of the collateral, less selling costs. The fair value of collateral is generally estimated by obtaining external appraisals which are usually updated every 6 to 12 months based on the nature of the impaired loans. Certain noncollateral-dependent loans measured for impairment with an allocated specific reserve are valued based upon the estimated net realizable value of the loan. If the estimated fair value of the impaired loan, less collectible government guarantees, is less than the recorded investment in the loan, impairment is recognized as a charge-off through the allowance for loan losses. The carrying value of the loan is adjusted to the estimated fair value. The carrying value of loans fully charged off is zero.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to leverage assets. Management believes that, as of September 30, 2011, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2011, and according to Federal Reserve and FDIC guidelines, the Company and the Bank are considered to be well-capitalized. To be categorized as well-capitalized, the Company and the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.

The Company’s and the Bank’s actual capital amounts and ratios are presented below:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011:
Total capital (to risk weighted assets)
Bank:	$165,931	18.00%	$73,740	8%	$92,175	10%
Company:	$174,164	18.89%	$73,763	8%	$92,203	10%
Tier I capital (to risk weighted assets)
Bank:	$154,377	16.75%	$36,870	4%	$55,305	6%
Company:	$162,610	17.64%	$36,881	4%	$55,322	6%
Tier I capital (to leverage assets)
Bank:	$154,377	12.79%	$48,283	4%	$60,353	5%
Company:	$162,610	13.48%	$48,267	4%	$60,334	5%
As of December 31, 2010:
Total capital (to risk weighted assets)
Bank:	$159,401	16.16%	$78,934	8%	$98,668	10%
Company:	$168,727	17.10%	$78,954	8%	$98,693	10%
Tier I capital (to risk weighted assets)
Bank:	$147,247	14.92%	$39,467	4%	$59,201	6%
Company:	$156,573	15.86%	$39,477	4%	$59,216	6%
Tier I capital (to leverage assets)
Bank:	$147,247	12.58%	$46,808	4%	$58,510	5%
Company:	$156,573	13.38%	$46,809	4%	$58,511	5%
As of September 30, 2010:
Total capital (to risk weighted assets)
Bank:	$157,951	16.12%	$78,388	8%	$97,984	10%
Company:	$167,532	17.10%	$78,378	8%	$97,972	10%
Tier I capital (to risk weighted assets)
Bank:	$145,712	14.87%	$39,196	4%	$58,794	6%
Company:	$155,293	15.85%	$39,191	4%	$58,786	6%
Tier I capital (to leverage assets)
Bank:	$145,712	12.59%	$46,295	4%	$57,868	5%
Company:	$155,293	13.34%	$46,565	4%	$58,206	5%

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Pacific Continental Corporation’s and its wholly-owned subsidiary Pacific Continental Bank’s operating results and financial condition for the three and nine months ended September 30, 2011. When warranted, comparisons are made to the same period in 2010 and to the previous year ended December 31, 2010. The discussion should be read in conjunction with the financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company’s Form 10-K for the previous year ended December 31, 2010, which contains additional statistics and explanations. All dollar amounts, except per share data, are expressed in thousands of dollars.

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include but are not limited to statements about management’s plans, objectives, expectations and intentions that are not historical facts, such as statements about management’s expectations for future net interest margin, nonperforming asset levels, noninterest income and expense, loan growth, and capital levels, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in (i) this report, and (ii) the sections titled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” from our 2010 Annual Report on Form 10-K, the following factors, among others, could cause actual results to differ materially from the anticipated results:

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

Goodwill and Intangible Assets

At September 30, 2011, the Company had $22,291 in goodwill and intangible assets. In accordance with financial accounting standards, assets with indefinite lives are periodically tested for impairment, at least annually. At September 30, 2011, management performed a periodic review of its goodwill and intangible assets with indefinite lives and determined that there was no impairment.

Share-based Compensation

Consistent with the provisions of FASB ASC 718, Stock Compensation, we recognize expense for the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of each option grant is estimated as of the grant date using the Black-Scholes option pricing model. Management assumptions utilized at the time of grant impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately, the expense that will be recognized over the life of the option. Liability-based stock awards are re-measured at estimated fair value each reporting period. Additional information is included in Note 6 of the Notes to Consolidated Financial Statements in Item 1 of this report.

Recent Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update No. 2011-02, “Receivables: A Creditors Determination of Whether a Restructuring is a Troubled Debt Restructuring.” This Update provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether the debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of this Accounting Standards Update did not have a material impact on the Company’s consolidated financial statements. The Company did, however, expand Note 3 to include additional disclosures regarding trouble debt restructurings.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011.08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment.” This Update simplifies how entities test goodwill for impairment. The amendments of this Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this Accounting Standard Update is not expected to have a material impact on the Company’s consolidated financial statements.

HIGHLIGHTS

	For the three months ended September 30,			For the nine months ended September 30,
	2011	2010	% Change	2011	2010	% Change
Net income	$2,588	$1,152	124.7%	$6,194	$3,901	58.8%
Operating revenue (1)	$14,598	$13,947	4.7%	$42,540	$41,852	1.6%
Earnings per share
Basic	$0.14	$0.06	133.3%	$0.34	$0.21	61.9%
Diluted	$0.14	$0.06	133.3%	$0.34	$0.21	61.9%
Assets, period-end				$1,251,571	$1,192,004	5.0%
Loans, period-end (2)				$827,812	$882,373	-6.2%
Core deposits, period end (3)				$880,727	$850,894	3.5%
Deposits, period-end				$951,617	$924,923	2.9%
Return on average assets (4)	0.83%	0.38%		0.68%	0.44%
Return on average equity (4)	5.74%	2.66%		4.71%	3.07%
Return on average tangible equity (4) (5)	6.56%	3.06%		5.40%	3.54%

(1)	Operating revenue is defined as net interest income plus noninterest income.
(2)	Net of deferred fees; excludes loans held-for-sale, and allowance for loan losses.
(3)	Defined by the Company as demand, interest checking, money market, savings, and local non-public time deposits, including local non-public time deposits in excess of $100
(4)	Amounts annualized.
(5)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.

The Company earned $2,588 in the third quarter 2011, an increase of $1,436 or 124.7% over third quarter 2010. The improvement in net income in third quarter 2011 was primarily due to lower provision for loan losses and increased noninterest income when compared to the same quarter last year. The third quarter 2011 provision for loan losses was $1,750 compared to $3,750 for third quarter 2010. This reduction was due to a reduction in the level of classified assets and improved credit quality of the loan portfolio. The improvement in noninterest income was primarily related to gains on the sale of securities, which totaled $359 during third quarter 2011.

A portion of the improvement in net income due to improved noninterest income and lower provision for loan losses was offset by higher noninterest expense. Noninterest expense for the third quarter 2011 was up $736 or 9.0% over the same quarter last year. The increase in noninterest expense was primarily due to increased personnel expense as the Company added staff during fourth quarter 2010 and first quarter 2011 and higher costs associated with collection of problem loans and foreclosed properties.

The net interest margin for third quarter 2011 was 4.56%, down 14 basis points from the 4.70% net interest margin reported for third quarter 2010, and down 2 basis points from the second quarter 2011 margin of 4.58%. The net interest margin for the current period and all prior periods has been adjusted to a tax-equivalent basis using a 35% tax rate. The decline in the margin on a linked-quarter basis was primarily due to lower earning asset yields, which was partially offset by a decline in the cost of funds.

Period-end assets at September 30, 2011, were $1,251,571, up $41,395 and $59,567 over December 31, 2010, and September 30, 2010, respectively. The increase in period-end assets was primarily attributable to growth in the Company’s securities portfolio as outstanding loans at September 30, 2011, were down from year-end 2010 and the same period last year. Core deposits, which are defined as demand deposits, interest checking, money market accounts, and local time deposits (including local time deposits over $100) were $880,727 and constituted 93% of September 30, 2011, outstanding deposits. Noninterest-bearing deposits (a subset of core deposits) were $279,733 or 29% of total deposits at September 30, 2011, and $234,331 or 24% at December 31, 2010, and $220,104 or 24% at September 30, 2010.

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

	September 30,	December 31,	September 30,
	2011	2010	2010
Total shareholders’ equity	$181,070	$172,238	$172,579
Subtract:
Goodwill	(22,031)	(22,031)	(22,031)
Core deposit intangible assets	(260)	(427)	(483)

Tangible shareholders’ equity (non-GAAP)	$158,779	$149,780	$150,065

Book value per share	$9.82	$9.35	$9.38
Tangible book value per share (non-GAAP)	$8.61	$8.13	$8.16
Return on average equity	4.71%	2.98%	3.07%
Return on average tangible equity (non-GAAP)	5.40%	3.44%	3.54%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although we believe these non-GAAP financial measure are frequently used by stakeholders in the evaluation of a company in our industry, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

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

Net interest income as a percentage of average earning assets, or net interest margin, for third quarter 2011 was 4.56%, down 14 basis points from the 4.70% margin reported for third quarter 2010, and down 2 basis points from the net interest margin reported for the second quarter 2011. The net interest margin for the current period and all prior periods has been adjusted to a tax-equivalent basis using an assumed 35% tax rate. The decline in the third quarter 2011 margin when compared to second quarter 2011 was due to a drop in earning asset yields, which was partially offset by a decline in the cost of funds. Earning asset yields in third quarter 2011 were 5.30%, down 10 basis points from the second quarter 2011 yields of 5.40%. This decline was primarily due to a lower yield on the securities portfolio as prepayment speeds on agency mortgage-backed securities increased during the quarter accelerating the amortization of premiums. Also contributing to lower earning asset yields was the continued proportional increase in the lower yielding securities portfolio relative to higher yielding loans. For the third quarter 2011, the securities portfolio averaged 28.6% of total average earning assets versus 26.2% for the second quarter 2011 and 18.6% for the third quarter 2010. The Company continued to lower its cost of funds as the cost of core deposits in third quarter 2011 were 0.80% down 16 basis points from second quarter 2011. The overall cost of interest-bearing liabilities dropped by 9 and 47 basis points, respectively, from 1.18% in second quarter 2011 and 1.56% in third quarter 2010 to 1.09% in third quarter 2011.

Despite the change that has occurred in the mix of earning assets and the continuing elevated (but declining) levels of nonperforming loans, the Company’s net interest margin continued to remain high relative to peers. A number of factors contribute to this performance including the historically low cost of short-term funding and the Company’s longstanding practice of using floors on variable rate loans which has successfully stabilized loan yields despite the low interest rate environment. At September 30, 2011, interest rate floors were active on approximately $255,911 of prime-based variable rate loans.

Looking forward to fourth quarter 2011, the Company expects a relatively stable net interest margin with some potential for improvement. The factors that will stabilize or improve the fourth quarter 2011 margin are: 1) rate reductions on the Company’s core deposit base in line with competitor’s offerings; 2) repricing opportunities on maturing core time deposits; 3) the potential for loan growth based on monthly growth during late third quarter and improving loan pipelines; 4) lower rates on wholesale funding as higher rated brokered time deposits were called during third quarter and refinanced at lower rates; and 5) improved prospects for recoveries including recovery of prior period interest. Factors that may negatively impact the fourth quarter 2011 net interest margin include: 1) accelerated prepayments on agency mortgage-backed securities that would require faster amortization of premiums thus lowering securities portfolio yield; 2) further charges to interest expense for broker discounts as the Company may call additional brokered time deposits during the fourth quarter 2011; 3) the flatter yield curve and increased competition for new loans leading to lower yield on new production; and 4) possible additions to nonaccrual loans that could result in interest reversals.

The following table presents condensed balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates on interest-bearing liabilities for the three months ended September 30, 2011, compared to the three months ended September 30, 2010:

Table I

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	(Expense)	Rates	Balance	(Expense)	Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$112	$1	3.54%	$561	3	2.12%
Securities available-for-sale:
Taxable	290,788	2,150	2.93%	192,114	1,712	3.54%
Tax-exempt(1)	33,096	408	4.89%	9,186	122	5.27%
Loans held-for-sale	417	4	3.81%	556	9	6.42%
Loans, net of deferred fees and allowance(2)	808,474	12,579	6.17%	878,995	14,061	6.35%

Total interest earning assets(1)	1,132,887	15,142	5.30%	1,081,412	15,907	5.84%
Non earning assets
Cash and due from banks	20,303			19,252
Premises and equipment	20,497			21,224
Goodwill & intangible assets	22,321			22,544
Interest receivable and other assets	38,000			46,630

Total non earning assets	101,121			109,650

Total assets	$1,234,008			$1,191,062

Interest-bearing liabilities
Money market and NOW accounts	505,150	$(856)	-0.67%	507,423	$(1,385)	-1.08%
Savings deposits	36,222	(37)	-0.41%	31,540	(75)	-0.94%
Time deposits - core (3)	71,204	(337)	-1.88%	88,300	(568)	-2.55%

Total interest-bearing core deposits	612,576	(1,230)	-0.80%	627,263	(2,028)	-1.28%
Time deposits - non-core	71,940	(398)	-2.19%	68,016	(367)	-2.14%
Federal funds purchased	8,509	(11)	-0.51%	11,286	(15)	-0.53%
FHLB & FRB borrowings	75,538	(459)	-2.41%	73,685	(563)	-3.03%
Trust preferred	8,248	(34)	-1.64%	8,248	(133)	-6.40%

Total interest-bearing wholesale funding	164,235	(902)	-2.18%	161,235	(1,078)	-2.65%

Total interest-bearing liabilities	776,811	(2,132)	-1.09%	788,498	(3,106)	-1.56%
Noninterest-bearing liabilities
Demand deposits	274,808			219,512
Interest payable and other	3,493			10,961

Total noninterest liabilities	278,301			230,473

Total liabilities	1,055,112			1,018,971
Shareholders’ equity	178,896			172,091

Total liabilities and shareholders’ equity	$1,234,008			$1,191,062

Net interest income		$13,010			$12,801

Net interest margin(1)		4.56%			4.70%

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $143 and $43 for the three months ended September 30, 2011 and 2010. Net interest margin was positively impacted by five and two basis points, respectively.

(2)	Interest income includes recognized loan origination fees of $50 and $74 for the three months ended September 30, 2011 and 2010, respectively.
(3)	Defined by the Company as demand, interest checking, money market, savings and local non- public time deposits, including local non-public time deposits in excess of $100.

Table I shows that earning asset yields declined by 54 basis points in third quarter 2011 from third quarter 2010 from 5.84% to 5.30%. This decline in earning asset yields was primarily attributable a significant change in the earning asset mix in third quarter 2011 when compared to the same quarter last year. In third quarter 2011, average securities-held-for sale with a weighted-average yield of 3.13% totaled $323,884 and represented 29% of total average earning assets and loans yielding 6.17% represented 71% of total average earning assets. This compares to third quarter 2010, when the average securities portfolio was $201,300 with a weighted average yield of 3.62% represented 19% of total average earning assets, while loans yielding 6.35% represented 81% of total average earning assets.

While earning asset yields dropped 54 basis points in third quarter 2011 compared to third quarter 2010, the cost of interest-bearing liabilities declined by 47 basis points. Table I shows that the cost of interest-bearing core deposits fell by 48 basis points from 1.28% in third quarter 2010 to 0.80% in third quarter 2011, and declines in rates are evident in all core deposit categories. The cost of wholesale funding also moved down from 2.65% in third quarter 2010 to 2.18% in third quarter 2011. The decrease in wholesale funding costs was primarily due to the decline in the cost of FHLB borrowing and trust preferred securities, which repriced effective January 1, 2011.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended September 30, 2011, and September 30, 2010.

Table II

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Three Months Ended September 30, 2011 compared to September 30, 2010 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$(2)	$—	$(2)
Securities available-for-sale:
Taxable	879	(441)	438
Tax-exempt(1)	318	(32)	286
Loans held-for-sale	(2)	(3)	(5)
Loans, net of deferred fees and allowance	(1,128)	(354)	(1,482)

Total interest earning assets(1)	65	(830)	(765)

Interest paid on:
Money market and NOW accounts	(6)	(523)	(529)
Savings deposits	11	(49)	(38)
Time deposits - core (2)	(110)	(121)	(231)

Total interest-bearing core deposits	(105)	(693)	(798)
Time deposits - non-core	21	10	31
Federal funds purchased	(4)	—	(4)
FHLB & FRB borrowings	14	(118)	(104)
Trust preferred	—	(99)	(99)

Total interest-bearing wholesale funding	31	(207)	(176)

Total interest-bearing liabilities	(74)	(900)	(974)

Net interest income(1)	$139	$70	$209

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $143 and $43 for the three months ended September 30, 2011, and 2010.

(2)	Defined by the Company as demand, interest checking, money market, savings and local non- public time deposits, including local non-public time deposits in excess of $100.

The rate/volume analysis shows that third quarter 2011 net interest income increased by $209 from third quarter 2010. Third quarter 2011 interest income including loan fees declined by $765 from last year with lower volumes of earning assets increasing interest income by $65, offset by an $830 decline in interest income due to lower rates. The decline in interest income was more than offset by a $974 drop in interest expense in third quarter 2011 when compared to third quarter 2010. The rate/volume analysis shows interest expense on both core deposits and wholesale funding fell by $798 and $176, respectively. Both lower volumes and changes in the mix of volumes lowered interest expense by $74, while lower rates paid on interest-bearing liabilities decreased interest expense by $900.

Table III

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$226	$5	2.96%	$487	$6	1.65%
Securities available-for-sale:
Taxable	264,244	6,030	3.05%	180,060	4,571	3.39%
Tax-exempt(1)	27,701	1,047	5.05%	6,633	268	5.40%
Loans held-for-sale	433	18	5.56%	626	23	4.91%
Loans, net of deferred fees and allowance(2)	819,901	38,127	6.22%	900,052	43,210	6.42%

Total interest earning assets(1)	1,112,505	45,227	5.44%	1,087,858	48,078	5.91%
Non earning assets
Cash and due from banks	19,702			19,670
Premises and equipment	20,621			20,742
Goodwill & intangible assets	22,376			22,599
Interest receivable and other assets	41,064			43,786

Total non earning assets	103,763			106,797
Total assets	$1,216,268			$1,194,655

Interest-bearing liabilities
Money market and NOW accounts	$507,969	$(2,988)	-0.79%	$479,493	$(3,927)	-1.09%
Savings deposits	34,627	(128)	-0.49%	30,005	(221)	-0.98%
Time deposits—core (3)	79,442	(1,297)	-2.18%	91,372	(1,833)	-2.68%

Total interest-bearing core deposits	622,038	(4,413)	-0.95%	600,870	(5,981)	-1.33%
Time deposits—non-core	62,517	(912)	-1.95%	79,926	(1,088)	-1.82%
Federal funds purchased	8,204	(32)	-0.52%	28,321	(39)	-0.18%
FHLB & FRB borrowings	76,071	(1,412)	-2.48%	85,685	(1,788)	-2.79%
Trust preferred	8,248	(99)	-1.60%	8,248	(393)	-6.37%

Total interest-bearing wholesale funding	155,040	(2,455)	-2.12%	202,180	(3,308)	-2.19%

Total interest-bearing liabilities	777,078	(6,868)	-1.18%	803,050	(9,289)	-1.55%
Noninterest-bearing liabilities
Demand deposits	260,108			211,646
Interest payable and other	3,281			9,823

Total noninterest liabilities	263,389			221,469

Total liabilities	1,040,467			1,024,519
Shareholders’ equity	175,801			170,136

Total liabilities and shareholders’ equity	$1,216,268			$1,194,655

Net interest income		$38,359			$38,789

Net interest margin(1)		4.61%			4.77%

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $366 and $94 for the nine months ended September 30, 2011 and 2010. Net interest margin was positively impacted by four and one basis point, respectively.

(2)	Interest income includes recognized loan origination fees of $15 and $517 for the nine months ended September 30, 2011 and 2010, respectively.
(3)	Defined by the Company as demand, interest checking, money market, savings and local non- public time deposits, including local non-public time deposits in excess of $100.

Table III shows that year-to-date September 30, 2011, earning asset yields declined by 47 basis points from year-to-date September 30, 2010, from 5.91% to 5.44%. The decline in earning asset yields was attributable to lower yields on both the Company’s securities portfolio and loan portfolio.

Table III also shows that the yield on earning assets fell faster than rates paid on interest-bearing funding, which dropped 37 basis points from 1.55% to 1.18%. The cost of interest-bearing core deposits fell by 38 basis points, while the cost of interest-bearing wholesale funding decreased by 7 basis points. Table III also shows the impact of the significant shift in funding as average year-to-date September 30, 2011, core deposits increased allowing for a reduction in average wholesale funding of $47,140.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the nine months ended September 30, 2011, and September 30, 2010.

Table IV

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Nine Months Ended September 30, 2011 Compared to September 30, 2010 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$(3)	$2	$(1)
Securities available-for-sale:
Taxable	2,137	(678)	1,459
Tax-exempt(1)	851	(72)	779
Loans held-for-sale	(7)	2	(5)
Loans, net of deferred fees and allowance	(3,848)	(1,235)	(5,083)

Total interest earning assets(1)	(870)	(1,981)	(2,851)

Interest paid on:
Money market and NOW accounts	233	(1,172)	(939)
Savings deposits	34	(127)	(93)
Time deposits—core (2)	(239)	(297)	(536)

Total interest-bearing core deposits	28	(1,596)	(1,568)
Time deposits—non-core	(237)	61	(176)
Federal funds purchased	(28)	21	(7)
FHLB & FRB borrowings	(201)	(175)	(376)
Trust preferred	—	(294)	(294)

Total interest-bearing wholesale funding	(466)	(387)	(853)

Total interest-bearing liabilities	(438)	(1,983)	(2,421)

Net interest income(1)	$(432)	$2	$(430)

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $366 and $94 for the nine months ended September 30, 2011, and 2010.

(2)	Defined by the Company as demand, interest checking, money market, savings, and local non-public time deposits, including local non-public time deposits in excess of $100.

The year-to-date September 30, 2011, rate/volume analysis shows that net interest income decreased by $430 from the same period last year. Interest income including loan fees through September 30, 2011, declined by $2,851 from last year as lower volumes of earning assets decreased interest income by $870, combined with a $1,981 decline in interest income due to lower rates. Interest expense through September 30, 2011, was down $2,421 when compared to the same period last year. The rate/volume analysis shows interest expense on both core deposits and wholesale funding fell by $1,568 and $853, respectively. Both lower volumes and changes in the mix of volumes lowered interest expense by $438, while lower rates paid on interest-bearing liabilities decreased interest expense by $1,983.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the periods ended September 30, 2011, and September 30, 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$15,326	$17,854	$16,570	$13,367
Provision charged to income	1,750	3,750	5,900	11,750
Loans charged against allowance	(2,208)	(4,240)	(8,085)	(10,189)
Recoveries credited to allowance	419	405	902	2,841

Balance, end of period	$15,287	$17,769	$15,287	$17,769

The year-to-date September 30, 2011, provision for loan losses was $5,900, compared to $11,750 for the same period last year. The decrease in the provision for loan losses was attributable to a decline in past due loans, and lower levels of classified assets. Classified assets, which included classified securities rated below investment grade, declined $28,796 and $45,255 from December 31, 2010, and September 30, 2010, respectively. Note 3 in the Notes to Consolidated Financial Statements in this report provide details on loan credit quality statistics at September 30, 2011.

Year-to-date September 30, 2011, net charge-offs were $7,183 or an annualized 1.15% of average loans, as compared to net charge-offs of $7,348 or an annualized 1.07% of average loans reported for the same period in 2010. Year-to-date September 30, 2010, net charge-offs included $2,841 in recoveries, primarily related to a single borrower. On a linked-quarter basis, net charge-offs for third quarter 2011 were down $112 from second quarter 2011.

The allowance for loan losses at September 30, 2011, was 1.85% of the period-end loans net of loans held-for-sale, compared to 1.93% and 2.01% at December 31, 2010, and September 30, 2010, respectively. At September 30, 2011, the unallocated portion of the allowance for loan losses was $1,536 or 10% of the total allowance. The ending allowance at September 30, 2011, includes $859 in specific allowance for impaired loans, which total $39,981. At December 31, 2010, the Company had $54,540 of impaired loans with a specific allowance of $1,584 assigned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more, and other real estate owned for the periods covered in this report:

	September 30, 2011	December 31, 2010	September 30, 2010
NONPERFORMING ASSETS
Non-accrual loans
Real estate secured loans:
Permanent loans:
Multifamily residential	$—	$1,010	$6,594
Residential 1-4 family	3,393	6,123	4,945
Owner-occupied commercial	4,704	1,622	4,306
Non-owner-occupied commercial	1,191	8,428	7,359
Other loans secured by real estate	122	538	1,379

Total permanent real estate loans	9,410	17,721	24,583
Construction loans:
Multifamily residential	—	1,985	2,033
Residential 1-4 family	1,596	2,493	3,099
Commercial real estate	1,500	1,671	4,262
Commercial bare land and acquisition & development	13,027	91	669
Residential bare land and acquisition & development	1,451	1,032	90
Other	—	—	—

Total construction real estate loans	17,574	7,272	10,153

Total real estate loans	26,984	24,993	34,736
Commercial loans	6,732	8,033	8,602
Consumer loans	—	—	—
Other loans	—	—	—

Total nonaccrual loans	33,716	33,026	43,338
90 days past due and accruing interest	—	—	—
Total nonperforming loans	33,716	33,026	43,338
Nonperforming loans guaranteed by government	(851)	(1,056)	(798)

Net nonperforming loans	32,865	31,970	42,540
Other real estate owned	11,663	14,293	15,422

Total nonperforming assets, net of guaranteed loans	$44,528	$46,263	$57,962

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of total loans outstanding, net of loans held for sale	1.85%	1.93%	2.01%
Allowance for loan losses as a percentage of total nonperforming loans, net of government guarantees	46.51%	51.83%	41.77%
Net loan charge offs as a percentage of average loans, annualized	1.15%	1.30%	1.07%
Net nonperforming loans as a percentage of total loans	3.97%	3.73%	4.82%
Nonperforming assets as a percentage of total assets	3.56%	3.82%	4.86%
Consolidated classified asset ratio(1)	45.51%	63.39%	72.91%

(1)

Classified asset ratio is defined as the sum of all loan-related contingent liabilities and loans internally graded substandard or worse (net of government guarantees), adversely classified securities, and other real estate owned, divided by total consolidated Tier 1 capital plus the allowance for loan losses.

Total nonperforming assets, net of government guarantees, were $44,528 at September 30, 2011, or 3.56% of total assets. This compares to nonperforming assets of $46,263 or 3.82% of total assets and $57,962 or 4.86% at December 31, 2010 and September 30, 2010, respectively. The Company achieved a $2,630 reduction in other real estate owned since December 31, 2010, and a reduction of $3,759 since September 30, 2010. During the third quarter 2011, the Company completed the sale of its single largest property in other real estate owned totaling $5,773, recording a small recovery on the sale. In addition to this disposition of nonperforming assets, the Company has pending resolutions on a number of other non-performing assets that are expected to reduce the level of nonperforming assets over the next two quarters.

Noninterest Income

Noninterest income for the nine months ended September 30, 2011, was $4,547, up $1,390 or 44% from the same period in 2010. All categories of noninterest income showed improvement during the third quarter 2011 when compared to the same quarter last year, with the exception of loan servicing fees and mortgage banking income. Most of the increase in 2011 noninterest income was related to net gains on the sale of securities during the first nine months of 2011 totaling $825 compared to net losses of $181 during the same period in 2010, which include a $226 OTTI charge on a portion of the Company’s securities portfolio. Other fees, primarily merchant bankcard, continued to show significant improvement up $129 or 12% for the nine months ended September 30, 2011, over the same period last year as both transaction volumes and margins continued to improve. Service charges on deposit accounts and the other income category also showed increases of $81 or 6% and $175 or 22%. The increase in the other income category was primarily related to one-time rental income on other real estate owned of $140 and increased business credit card interchange.

On a linked-quarter basis, third quarter 2011 noninterest income was relatively unchanged from the prior quarter. A decline in gains on the sale of securities was largely offset by one-time rental income on other real estate owned.

Looking forward to the fourth quarter 2011, the Company expects noninterest income will return to more normal levels at approximately $1,200.

Noninterest Expense

Year-to-date September 30, 2011, noninterest expense was $27,290, up $2,986 or 12% over the same period in 2010. All categories of expense showed an increase with the exception of FDIC assessments. The largest increases in noninterest expense categories were in four categories: 1) personnel expense; 2) business development; 3) other real estate; and 4) the other expense category. The increase in personnel expense was primarily related to increased base salaries and bonus expense, combined with a decline in loan origination costs. Base salaries and bonus expense were up $576 or 5% and $108 or 10%, respectively, through September 30, 2011 while loan origination cost (a reduction to personnel expense) declined by $361 or 22% when compared to the same period last year. The increase in base salaries reflects staff additions made during 2011 and performance increases for existing staff. A portion of the increases in these categories was offset by a drop of $157 in equity-based compensation, which was lower due to reversals of prior period accruals for cash-based SAR’s. The $1,242 increase in other real estate expense resulted primarily from valuation write downs recorded during the first nine months 2011. The other noninterest expense category increase was $597 or up 12% and primarily due to increases in expenses related to problem assets, specifically legal fees and repossession and collection expense, which were up $105 and $100, respectively. Travel and training related expenses also show an increase of $43 and $28, respectively.

On a linked-quarter basis, third quarter 2011 noninterest expense was down slightly from second quarter 2011. An increase in other real estate expense in third quarter 2011 of $277 over the prior quarter was offset by declines in personnel expense and a number of other expense categories. This increase in other real estate expense was primarily related to valuation write downs.

Looking forward to the fourth quarter 2011, the Company expects noninterest expense to be relatively flat when compared with the third quarter 2011.

BALANCE SHEET

Loans

At September 30, 2011, gross outstanding loans were $828,510, a decline of $28,458 and $54,449 from December 31, 2010 and September 30, 2010, respectively. A summary of outstanding loans by market at September 30, 2011, December 31, 2010, and September 30, 2010, follows:

	September 30,	December 31,	September 30,
	2011	2010	2010
Eugene market gross loans, period end	$262,469	$257,562	$267,098
Portland market gross loans, period end	394,469	404,965	409,702
Seattle market gross loans, period end	171,572	194,441	206,159

Total gross loans, period end	$828,510	$856,968	$882,959

All three of the Company’s primary markets showed a decline in outstanding loans at September 30, 2011, when compared to September 30, 2010. The first nine months of 2011 and year-over-year decrease in outstanding loans was most pronounced in the Seattle market as this market had proportionally more real estate exposure than the other two markets. The decline in outstanding loans during the first nine months of 2011 in the Portland market was relatively modest compared to Seattle. The overall decline in loans in the markets was primarily related to a planned contraction in residential and commercial construction loans. A portion of the contraction in the markets was offset by increased commercial and industrial loans, primarily related to new loans in the health care industry, including dental related loans. Outstanding commercial and industrial loans at September 30, 2011, were up $14,985 or 6% over the same period last year. All three markets showed increased commercial and industrial loan activity. The Company believes expansion of its commercial and industrial loan activity will continue to accelerate and that contraction in loans secured by real estate will abate resulting in growth in net outstanding loans throughout the remainder of the year.

While all markets showed year-over-year declines in outstanding loans, the Eugene Market has shown growth in loans of $4,709 since December 31, 2010. The Company believes that the prospect for loan growth in future quarters is improving as the loan pipelines in all three markets are showing improvement. In addition, while outstanding loans continued to contract during the third quarter 2011 when compared to the prior quarter end, the third quarter decline of approximately $1,800 was the smallest of any of the last ten quarters. During the month of September 2011, the Company experienced its first monthly increase in outstanding loans in more than two years.

The Company continued to expand outstanding loans to dental professionals during third quarter 2011. Outstanding loans to dental professionals at September 30, 2011, totaled $196,094 and represented 23.7% of total outstanding loans compared to dental professional loans of $177,229 or 20.7% at December 31, 2010, and $172,849 or 19.6% at September 30, 2010. In addition to growth in the dental industry, growth was also experienced in the wider health care field with loans to physicians, surgeons, optometrists, family practitioners, and medical specialists.

Securities

At September 30, 2011, securities available-for-sale totaled $340,118, up $32,585 and $86,211 over June 30, 2011, and December 31, 2010, respectively, and up $124,859 over September 30, 2010. At September 30, 2011, the portfolio had an unrealized taxable gain of $6,755 compared to an unrealized taxable gain of $1,956 at December 31, 2010. During third quarter 2011, the Company purchased $59,983 in new securities, while receiving $15,075 in cash flow from the portfolio and $13,494 in proceeds from the sale of 11 securities. A net gain on sale of securities of $359 was recorded during third quarter 2011. The securities sold during the quarter consisted of 5-year bullet agencies, 5-year PAC’s, and other mortgage-backed agency securities that were susceptible to accelerated prepayments given the low interest rates. The Company determined it was advantageous to sell these groups of securities for the gain and reinvest the proceeds further up the yield curve to enhance future period income.

Purchases during the third quarter 2011 were high-quality agency mortgage-backed securities and longer-term tax-exempt municipals. At September 30, 2011, taxable and tax-exempt municipal securities were $44,874 and comprised 13.2% of the total portfolio. Management has exercised caution in its purchases of municipals, relying on credit surveillance reports. The municipal portion of the portfolio is diversified geographically with some areas being avoided, and the Company does not have significant exposure to any single municipality.

The third quarter 2011 purchases supported the Company’s strategy of positioning the securities portfolio to provide earnings in light of declining loan volumes and growth in core deposits and hedge the balance sheet against a rates-up scenario due to the Company’s liability sensitive position. In an unchanged rate environment, the portfolio is expected to produce cash flow of approximately $53,000 over the next 12 months, primarily from the mortgage-backed portion of the portfolio. At September 30, 2011, the portfolio had an average life of 3.6 years and duration of 3.1 years, compared to 3.8 and 3.3 year average life and duration, respectively at December 31, 2010. Going forward, the portfolio is expected to increase moderately and purchases will be dependent upon core deposit growth, loan growth, and the Company’s interest rate risk position.

At September 30, 2011, $15,411 or 4.5% of the total securities portfolio was composed of private-label mortgage-backed securities. Management reviews monthly all available information, including current and projected default rates and current and projected loss severities, related to the collectability of its potentially impaired investment securities and determined no OTTI was required during the first nine months of 2011. However, recognition of OTTI on the private-label mortgage-backed portion of the portfolio is possible in future quarters depending upon economic conditions, default rates on home mortgages, loss severities on foreclosed homes, unemployment levels, and home values.

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

Goodwill and Intangible Assets

At September 30, 2011, the Company had a recorded balance of $22,031 in goodwill from the November 30, 2005, acquisition of Northwest Business Financial Corporation (“NWBF”). In addition, at September 30, 2011, the Company had $260 of core deposit intangible assets resulting from the acquisition of NWBF. The core deposit intangible was determined to have an expected life of approximately seven years and is being amortized over that period using the straight-line method and has approximately 14 months remaining on the amortization schedule. In accordance with generally accepted accounting principles, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment. Management performs an impairment analysis of the intangible assets with indefinite lives at least annually. The last impairment test was performed at September 30, 2011, at which time no impairment was determined to exist.

Deposits

Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and non-public local time deposits, including non-public local time deposits in excess of $100, were $880,727 and represented 93% of total deposits at September 30, 2011. Outstanding core deposits at September 30, 2011, were up $29,833 or 4% over the same period last year. The Portland and Seattle markets showed growth in core deposits over the last year, while the Eugene market core deposits were relatively flat. During the third quarter 2011, the Company experienced a decline of $11,261 in outstanding core deposits due to volatility in large depositors.

A summary of outstanding core deposits and average core deposits by market and other deposits classified as wholesale funding at September 30, 2011, December 31, 2010, and September 30, 2010, follows:

	September 30,	December 31,	September 30,
	2011	2010	2010
Eugene market core deposits, period end(1)	$514,453	$538,011	$515,164
Portland market core deposits, period end(1)	242,341	239,991	221,407
Seattle market core deposits, period end(1)	123,933	117,836	114,323

Total core deposits, period end(1)	880,727	895,838	850,894
Other deposits, period end	70,890	63,121	74,029

Total deposits, period end	$951,617	$958,959	$924,923

	Three months ended
	September 30,	December 31,	September 30,
	2011	2010	2010
Eugene market core deposits, average(1)	$507,644	$525,937	$510,593
Portland market core deposits, average(1)	252,903	225,769	216,818
Seattle market core deposits, average(1)	126,837	118,597	119,364

Total core deposits, average(1)	887,384	870,303	846,775
Other deposits, average	71,940	68,663	68,016

Total deposits, average	$959,324	$938,966	$914,791

(1)	Core deposits include all demand, savings, & interest checking accounts, plus all local time deposits including local time deposits in excess of $100,000. time deposits in excess of $100.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures at September 30, 2011, which were issued in conjunction with an acquisition. Effective January 1, 2011, the rate on the junior subordinated debentures changed from a fixed rate of 6.265% to a variable rate based on the three-month LIBOR plus 135 basis points. The rate on the junior subordinated debentures through September 30, 2011, was 1.60%. At September 30, 2011, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines.

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

Shareholders’ equity at September 30, 2011, was $181,070, an increase of $8,832 over December 31, 2010 and an increase of $8,491 over September 30, 2010. The increase in shareholders’ equity resulted from an increase in retained earnings and the unrealized gain on the available-for-sale securities portfolio. For additional details regarding the changes in equity, review the Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income on page 5 of this report.

The Federal Reserve Board and the FDIC have in place guidelines for risk-based capital requirements applicable to U.S. bank holding companies and banks. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in three ways, first by measuring Tier 1 capital to leverage assets, followed by capital measurement in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. These guidelines require a minimum of 4% Tier 1 capital to leverage assets, 4% Tier 1 capital to risk-weighted assets, and 8% total capital to risk-weighted assets. In order to be classified as well-capitalized, the highest capital rating, by the Federal Reserve and FDIC, these three ratios must be in excess of 5%, 6%, and 10%, respectively. The Company’s leverage capital ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio were 13.48%, 17.64%, and 18.89%, respectively at September 30, 2011, all ratios being well above the minimum well-capitalized designation.

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

The Board of Directors, at its February 15, and May 17, 2011, meetings, approved quarterly dividends of $0.01 per share that were paid on March 15, and June 15, 2011. On August 16, 2011, the Board of Directors approved an increase in the quarterly dividend to $0.03 per share for the third quarter 2011. The Company has sufficient liquidity to maintain this level of dividend throughout 2011 if approved by regulators and would not require any dividend from the Bank to the Company in support of this level of cash dividend to shareholders.

The Company projects that earnings retention in 2011 and existing capital will be sufficient to fund anticipated organic asset growth, while maintaining a well-capitalized designation from all regulatory agencies.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Company commits to extensions of credit and issues letters of credit. The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2011, the Company had $112,843 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Company to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At September 30, 2011, the Company had $1,258 in letters of credit and financial guarantees written.

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

Core deposits at September 30, 2011, were $880,727 and represented 93% of total deposits. During first nine months of 2011, outstanding core deposits have fallen by $15,111. This decline has been centered in two large depositor relationships. The Company also continued to experience a decline in outstanding loans during the current year, which offset the decline in core deposits, and led to growth in the securities portfolio and the Company’s overall liquidity position improved. Over the last year, the Company has built up significant liquidity on the asset side of the balance sheet through growth in the securities portfolio. The securities portfolio represents 27% of total assets at September 30, 2011, compared to 18% at September 30, 2010. At September 30, 2011, $59,454 of the securities portfolio was pledged to support public deposits and a portion of the Company’s secured borrowing line at the FHLB leaving $280,664 of the securities portfolio unencumbered and available-for-sale. In addition, at September 30, 2011, the Company had $39,558 of government guaranteed loans that could be sold in the secondary market to support the Company’s liquidity position.

Due to its strategic focus to market to specific segments, the Company has been successful in developing deposit relationships with several large clients, which are generally defined as deposit relationships of $1,000 or more, which are closely monitored by management and Company officers. At September 30, 2011, 36 large deposit relationships with the Company account for $311,185 or 35% of total outstanding core deposits. The single largest client represented 5.1% of outstanding core deposits at September 30, 2011. The loss of this deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity. The Company uses a 10-point risk-rating system to evaluate each of its large depositors in order to assist management in its daily monitoring of the volatility of this portion of its core deposit base. The risk-rating system attempts to determine the stability of the deposits of each large depositor, evaluating among other things the length of time the depositor has been with the Company and the likelihood of loss of individual large depositor relationships. Risk ratings on large depositors are reviewed at least quarterly and adjusted if necessary. Company management and officers maintain close relationships and hold regular meetings with its large depositors to assist in management of these relationships. The Company expects to maintain these relationships and believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients and regularly tests its ability to mitigate the loss of multiple large depositor relationships in its Liquidity Contingency Plan.

At September 30, 2011, the Company had secured borrowing lines with the Federal Home Loan Bank of Seattle (“FHLB”) and the Federal Reserve Bank of San Francisco (“FRB”), along with unsecured borrowing lines with various correspondent banks totaling $343,711. The Company’s secured lines with the FHLB and FRB were limited by the amount of collateral pledged. At September 30, 2011, the Company had pledged $153,090 in discounted collateral value in commercial real estate loans, first and second lien single-family residential loans, multi-family loans, and securities to the FHLB. Additionally, certain commercial and commercial real estate loans with a discounted value of $102,621 were pledged to the FRB under the Company’s Borrower-In-Custody program. The Company’s unsecured correspondent bank lines were $88,000. At September 30, 2011, the Company had $98,500 in borrowings outstanding from the FHLB, $0 outstanding with the Federal Reserve Bank of San Francisco, and $8,185 outstanding on its overnight correspondent bank lines, leaving a total of $237,026 available on it secured and unsecured borrowing lines.

As disclosed in the Consolidated Statements of Cash Flows in Item 1 of this report, net cash provided by operating activities was $22,623 during the nine months ended September 30, 2011. The difference between cash provided by operating activities and net income largely consisted of non-cash items including a $5,900 provision for loan losses. Net cash of $62,860 was used in investing activities, consisting principally of $157,914 in purchases of investment securities which was partially offset by proceeds from the maturities and sales of securities of $73,380 and net loan principal collections of $12,840. Cash provided by financing activities was $31,511 and primarily consisted of an increase in federal funds purchased and FHLB short-term borrowings of $47,185, which was partially offset by a net decrease of $7,500 in FHLB term advances and other borrowings.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s exposure to market risk. Readers are referred to the Company’s Form 10-K and the Annual Report to Shareholders for the year ended December 31, 2010, for specific discussion.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of September 30, 2011, the measurement date for purposes of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective, timely providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We are not aware of any significant deficiencies or material weaknesses in our internal controls, therefore no corrective actions were taken.

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

The national economy and the financial services sector in particular, are still facing significant challenges. Substantially all of our loans are to businesses and individuals in western Washington and Oregon, markets facing many of the same challenges as the national economy, including elevated unemployment and declines in commercial and residential real estate values. Although some economic indicators are improving both nationally and in the markets we serve, unemployment remains high and there remains substantial uncertainty regarding the strength and duration of economic recovery and the possibility of another recession. A further deterioration in economic conditions in the nation as a whole or in the markets we serve could result in the following consequences, any of which could have an adverse impact, which may be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline:

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

At September 30, 2011, our non-performing loans (which include all nonaccrual loans, net of government guarantees) were 3.97% of the loan portfolio. At September 30, 2011, our non-performing assets (which include foreclosed real estate) were 3.56% of total assets. These levels of non-performing loans and assets are at elevated levels compared to historical norms. Non-performing loans and assets adversely affect our net income in various ways. Until economic and market conditions improve, we may expect to continue to incur losses relating to non-performing assets. We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. Any significant future increase in non-performing assets could have a material adverse effect on our business, financial condition and results of operations.

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

Despite the FDIC’s actions to restore the deposit insurance fund, the fund will suffer additional losses in the future due to failures of insured institutions. There may be additional significant deposit insurance premium increases, special assessments or prepayments in order to restore the insurance fund’s reserve ratio. Any significant premium increases or special assessments could have a material adverse effect on the Company’s financial condition and results of operations.

We may not have the ability to continue paying dividends on our common stock at current or historic levels.

Our ability to pay dividends on our common stock depends on a variety of factors. On August 17, 2011, we announced a quarterly dividend of $0.03 per share, payable September 15, 2011, which was an increase of 300% over the prior quarter’s dividend. For the nine months ended September 30, 2011, the Company paid $0.05 per share in dividends. For the year 2010, the Company paid $0.04 per share in dividends. It is possible in the future that we may not be able to continue paying quarterly dividends commensurate with historic levels, if at all. Cash dividends will depend on sufficient earnings to support them and approval of appropriate bank regulatory authorities.

We may be required, in the future, to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Our securities portfolio contains whole loan private mortgage-backed securities and municipal securities and currently includes securities with unrecognized losses. We may continue to observe volatility in the fair market value of these securities. We evaluate the securities portfolio for any other-than-temporary-impairment (“OTTI”) each reporting period, as required by generally accepted accounting principles. Future evaluations of the securities portfolio could require us to recognize impairment charges. The credit quality of securities issued by certain municipalities has deteriorated in recent quarters. Although management does not believe the credit quality of the Company’s municipal securities has similarly deteriorated, such deterioration could occur in the future.

In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At September 30, 2011, we had stock in the FHLB of Seattle totaling $10,652. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB has discontinued the repurchase of their stock and discontinued the distribution of dividends. As of September 30, 2011, we did not recognize an impairment charge related to our FHLB stock holdings. Future negative changes to the financial condition of the FHLB could require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our reported earnings.

At September 30, 2011, we had $22,031 of goodwill on our balance sheet. In accordance with generally accepted accounting principles, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of qualitative and quantitative factors, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant entity-specific events. Future evaluations of goodwill may result in findings of impairment and write-downs, which could be material. At September 30, 2011, we did not recognize an impairment charge related to our goodwill.

Recent levels of market volatility were unprecedented and we cannot predict whether they will return.

From time-to-time over the last few years, the capital and credit markets have experienced volatility and disruption at unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If similar levels of market disruption and volatility return, we could experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

Our three major markets are in Oregon and Washington. The banking and financial services businesses in our market area are highly competitive and increased competition may adversely impact the level of our loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. These competitors include national banks, foreign banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology driven products and services. If we are unable to attract and retain banking customers, we may be unable to develop loan growth or maintain our current level of deposits, which could adversely affect our business, financial condition and results of operations.

Future acquisitions and expansion activities may disrupt our business and adversely affect our operating results.

We regularly evaluate potential acquisitions and expansion opportunities. To the extent that we grow through acquisitions, there is a risk that we will not be able to adequately or profitably manage this growth. Acquiring other banks, branches or other assets, as well as other expansion activities, involve various risks including the risks of incorrectly assessing the credit quality of acquired assets, encountering greater than expected costs of incorporating acquired banks or branches into our Company, and being unable to profitably deploy funds acquired in an acquisition.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	[Removed and Reserved]

Item 5	Other Information

None

Item 6	Exhibits

31.1	302 Certification, Hal Brown, Chief Executive Officer

31.2	302 Certification, Michael A. Reynolds, Executive Vice President and Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350

101*	The following financial information from Pacific Continental Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION

(Registrant)

Dated November 4, 2011	/s/ Hal Brown
Hal Brown
Chief Executive Officer

Dated November 4, 2011	/s/ Michael A. Reynolds
Michael A. Reynolds
Executive Vice President and Chief Financial Officer