Form 10-K
period 2011-12-31
PACIFIC CONTINENTAL CORP
filed 2012-03-09
CIK 1084717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2011, (the last business day of the most recent second quarter) was $160,721,150 based on the closing price as quoted on the NASDAQ Global Select Market on that date.

The number of shares outstanding of the registrant’s common stock, no par value, as of February 29, 2012, was 18,428,084.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates, by reference, information from the registrant’s definitive proxy statement for the 2012 annual meeting of shareholders.

PACIFIC CONTINENTAL CORPORATION

FORM 10-K

ANNUAL REPORT

		Page
PART I		3
ITEM 1	Business	3
ITEM 1A	Risk Factors	20
ITEM 1B	Unresolved Staff Comments	26
ITEM 2	Properties	26
ITEM 3	Legal Proceedings	27
ITEM 4	Mine Safety Disclosures	27
PART II		28
ITEM 5	Market for Company’s Common Equity, Related Shareholder Matters, and Purchases of Equity Securities	28
ITEM 6	Selected Financial Data	30
ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
ITEM 7A	Quantitative and Qualitative Disclosures about Market Risk	51
ITEM 8	Financial Statements and Supplementary Data	53
ITEM 9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	103
ITEM 9A	Controls and Procedures	103
ITEM 9B	Other Information	103
PART III	(Items 10 through 14 are incorporated by reference from Pacific Continental Corporation’s definitive proxy statement for the annual meeting of shareholders scheduled for April 18, 2011)	103
ITEM 10	Directors, Executive Officers, and Corporate Governance	103
ITEM 11	Executive Compensation	104
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	104
ITEM 13	Certain Relationships and Related Transactions and Director Independence	104
ITEM 14	Principal Accountant Fees and Services	104
PART IV		104
ITEM 15	Exhibits and Financial Statement Schedules	104
SIGNATURES		106
CERTIFICATIONS

PART I

ITEM 1	Business

General

Pacific Continental Corporation (the “Company” or the “Registrant”) is an Oregon corporation and registered bank holding company headquartered in Eugene, Oregon. The Company was organized on June 7, 1999, pursuant to a holding company reorganization of Pacific Continental Bank, its wholly owned subsidiary (the “Bank”).

The Company’s principal business activities are conducted through the Bank, an Oregon state-chartered bank with deposits insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank has two subsidiaries, PCB Service Corporation (presently inactive), which formerly held and managed Bank property, and PCB Loan Services (presently inactive), which formerly managed certain other real estate owned.

Results

All dollar amounts in the following sections are in thousands except per share amounts or where otherwise indicated.

For the year ended December 31, 2011, the consolidated net income of the Company was $5,341 or $0.29 per diluted share. At December 31, 2011, the consolidated shareholders’ equity of the Company was $178,866 with 18,435,084 shares outstanding and a book value of $9.70 per share. Total assets were $1,270,232. Loans net of allowance for loan losses and unearned fees, were $805,211 at December 31, 2011, and represented 63.4 percent of total assets. Deposits totaled $965,254 at year-end 2011, with Company-defined core deposits representing $885,843 or 91.8 percent of total deposits. Core deposits are defined as all demand, interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100. At December 31, 2011, the Company had a Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio, of 13.09 percent, 17.97 percent and 19.22 percent, respectively, all of which are significantly above the minimum “well-capitalized” level for all capital ratios under FDIC guidelines of 5 percent, 6 percent and 10 percent, respectively. For more information regarding the Company’s financial condition and results of operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements and Supplementary Data in Items 7 and 8 of this Form 10-K.

THE BANK

General

The Bank commenced operations on August 15, 1972. The Bank operates in three primary markets: Portland, Oregon / Southwest Washington, Seattle, Washington, and Eugene, Oregon. At December 31, 2011, the Bank operated fourteen full-service offices and one loan production office in six Oregon and four Washington cities. The primary business strategy of the Bank is to operate in large commercial markets and to provide comprehensive banking and related services tailored to community-based businesses, nonprofit organizations, professional service providers, and banking services for business owners and executives. The Bank emphasizes the diversity of its product lines, high levels of personal service, and offers convenient access through technology, typically associated with larger financial institutions while maintaining local decision-making authority and market knowledge, typical of a community bank. More information on the Bank and its banking services can be found on its website (www.therightbank.com). The Bank operates under the banking laws of the State of Oregon, State of Washington, and the rules and regulations of the FDIC and the Federal Reserve Bank of San Francisco.

THE COMPANY

Primary Market Area

The Company’s primary markets consist of metropolitan Portland, which includes Southwest Washington, and metropolitan Eugene in the State of Oregon and metropolitan Seattle in the State of Washington. The Company has five full-service banking offices in the metropolitan Portland and Southwest Washington area, seven full-service banking offices in the metropolitan Eugene area, and two full-service offices in the metropolitan Seattle area. It also operates a loan production office in Tacoma, Washington. The Company has its headquarters and administrative office in Eugene, Oregon.

Economic conditions in the Company’s primary markets have generally been weaker than national economic conditions. Historically, the Pacific Northwest, which encompasses all three of the Company’s primary markets, enters a recession late and exits a recession late when compared to other areas of the country. This is particularly true for the Portland and Eugene, Oregon markets.

The unemployment rate for the state of Oregon at December 31, 2011, was 8.9 percent as compared to 8.5 percent nationally and has been trending downward since early 2009. Portland area unemployment stood at 8.7 percent for this same time period, slightly under the state average, but above the national average. The metropolitan Portland market also includes Clark County, in Southwestern Washington. Clark County has the highest unemployment rate in the state of Washington at 12.2 percent. For Lane County, Oregon, (the Eugene market) the unemployment rate was 9.1 percent, higher than the state and national average. Historically, Lane County unemployment exceeds the state and national averages. On a monthly basis, the University of Oregon, located in Eugene, Oregon, produces the Oregon Index of Economic Indicators using the year 1997 as its beginning base of 100. This index attempts to measure various components of the state of Oregon economy including labor markets, capital goods orders, and consumer confidence in order to determine if economic conditions in the state are improving or deteriorating. This index indicated that economic activity for the state of Oregon fell to its lowest level during the first quarter 2009 when the index reached 85.0 and then generally trended upward until the second quarter 2011. However, at year-end 2011 this index was 90.2 and had been trending down slightly from second quarter 2011 levels thus suggesting economic activity in the state had declined during the last half of 2011.

The unemployment rate for the state of Washington at December 31, 2011, was 8.5 percent, the same as the national average and has been trending downward on a quarterly basis since early 2009. In King County, Washington, which includes the metropolitan Seattle area, the unemployment rate at year-end 2011 was 8.4 percent, slightly below the state and national average.

At December 31, 2011, approximately 66 percent of the Company’s loan portfolio was secured by real estate, thus the condition and valuation trends of commercial and residential real estate markets in the Pacific Northwest have had a significant impact on the overall credit quality of the Company’s primary assets in that in the event of default the value of real estate collateral and its salability is typically the primary source of repayment. Approximately $64,000 or 8 percent of the Company’s loan portfolio is categorized as residential and commercial construction loans, which also includes land development and acquisition loans.

Real estate markets in the Pacific Northwest have been weak during the economic recession and sluggish recovery and while some signs of improvement or stabilization have been noted in commercial real estate markets, residential real estate has continued to trend downward. In all three of the Company’s primary markets, Eugene, Portland, and Seattle, commercial real estate vacancy rates have improved. In the Seattle market, more leasing activity was noted in tertiary commercial areas. During 2011, the Seattle commercial real estate market also had a number of high-profile lease transactions, which included such companies as Dendreon, KPMG, Zillow Inc., Boeing, and Expedia. In addition, a recent study performed by the Company’s in-house appraisal review department noted the Cap Rates on commercial properties in all three markets had declined from their peak in 2009 and appeared to have stabilized. However, the value of commercial bare land and partially developed commercial land in all three markets has been quite weak due to very little demand and is subject to significant declines in appraised values. There is very little demand for new commercial developments due to the weak economic conditions in the Pacific Northwest thus there are relatively few comparable sales available to use to assess the value of certain commercial land development properties.

The median price of residential properties in the Seattle and Eugene markets declined by more than ten percent during 2011. Home prices in the Portland market also showed a decline, but to a lesser extent. During the latter part of 2011, median home prices in Portland appeared to have stabilized. The value of residential bare land and partially developed residential land in all three markets is similar to commercial real estate values. With little demand for new residential land development properties there are few comparable sales available thus these properties may show a significant decline in appraised values.

Competition

Commercial banking in the states of Oregon and Washington is highly competitive. The Company competes with other banks, as well as with savings and loan associations, savings banks, credit unions, mortgage companies, investment banks, insurance companies, and other financial institutions. Banking in Oregon and Washington is dominated by several large banking institutions including U.S. Bank, Wells Fargo Bank, Bank of America, Key Bank and Chase. Together these banks account for a majority of the total commercial and savings bank deposits in Oregon and Washington. These competitors have significantly greater financial resources and offer a much greater number of branch locations. The Company offsets the advantage of the larger competitors by focusing on certain market segments, providing high levels of customization and personal service, and tailoring its technology, products and services to the specific market segments that the Company serves.

In addition to larger institutions, numerous “community” banks and credit unions have been formed, expanded or moved into the Company’s three primary markets and have developed a similar focus to that of the Company. These institutions have further increased competition in all three of the Company’s primary markets. This number of similar financial institutions and an increased focus by larger institutions in the Company’s primary markets has led to intensified competition in all aspects of the Company’s business, particularly in the area of loan and deposit pricing.

The adoption of the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) led to further intensification of competition in the financial services industry. The GLB Act eliminated many of the barriers to affiliation among providers of various types of financial services and has permitted business combinations among financial service providers such as banks, insurance companies, securities or brokerage firms, and other financial service providers. Additionally, the rapid adoption of financial services through the Internet has reduced or even eliminated many barriers to entry by financial service providers physically located outside our market area. For example, remote deposit services allow depository companies physically located in other geographical markets to service local businesses with minimal cost of entry. Although the Company has been able to compete effectively in the financial services business in its markets to date, it may not be able to continue to do so in the future.

The financial services industry has experienced widespread consolidation over the last decade and more recently this consolidation has accelerated due to closures of banks by applicable regulators. During the past three years, 23 banks in Oregon and Washington have been closed. The Company anticipates that closures and consolidation among financial institutions in its market areas will continue. While the pace of bank closures abated during 2011, additional closures are anticipated in 2012. In addition, with the recent passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), smaller financial institutions may find it difficult to continue to operate due to higher anticipated regulatory costs. This may create pressure on these institutions to seek partnerships or mergers with larger companies. The Company seeks acquisition opportunities, including FDIC-assisted transactions, from time-to-time, in its existing markets and in new markets of strategic importance. However, other financial institutions aggressively compete against the Company in the acquisition market. Some of these institutions may have greater access to capital markets, larger cash reserves, and stock for use in acquisitions that is more liquid and more highly valued by the market.

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

Deposit Services

The Company offers a full range of deposit services that are typically available in most banks and other financial institutions including checking, savings, money market accounts and time deposits. The transaction accounts and time deposits are tailored to the Company’s primary markets and market segments at rates competitive with those offered in the area. Additional deposits are generated through national networks for institutional deposits. All deposit accounts are insured by the FDIC to the maximum amount permitted by law.

The Company has invested continuously in imaging technology since 1994 for the processing of checks. The Company was the first financial institution in Lane, Multnomah, Clackamas and Washington Counties to offer this service. Due to this investment in imaging technology, commencing in July 2007, the Company has been able to accelerate its funds availability by presenting all items for clearing to its correspondent banks via an imaged file. In addition, the Company provides online cash management, remote deposit capture, and banking services to businesses and consumers. The Company also allows 24-hour customer access to deposit and loan information via telephone and online cash management products.

Lending Activities

The Company emphasizes specific areas of lending within its primary markets. Secured and unsecured commercial loans are made primarily to professionals, community-based businesses, and nonprofit organizations. These loans are available for general operating purposes, acquisition of fixed assets, purchases of equipment and machinery, financing of inventory and accounts receivable and other business purposes. The Company also originates U.S. Small Business Administration (“SBA”) loans and is a national SBA preferred lender.

Within its primary markets, the Company also originates permanent and construction loans financing commercial facilities and pre-sold, custom and speculative home construction. The major thrust of residential construction lending is smaller in-fill construction projects consisting of single-family residences. However, due to the rapid deterioration in the national and regional housing market, the Company severely restricted lending on speculative home construction and significantly reduced its exposure to residential construction lending. In addition, due to the economic recession and softness in commercial real estate markets, the Company has taken steps to reduce its exposure to commercial real estate loans both for construction of new facilities and permanent loans for commercial facilities, particularly investor-owned facilities. As a result, there has been significant contraction in outstanding residential and commercial real estate loans for construction. The focus of the Company’s commercial real estate lending activities is primarily on owner-occupied facilities. The Company also finances requests for multi-family residences.

In order to offset the contraction in construction lending, the Company strategically focuses on increasing its commercial and industrial (“C & I”) loan lending. In particular, the Company has developed a specialty in C & I lending to dental professionals in its primary markets. Loans to dental professionals include loans for such purposes as starting up a practice, acquisition of a practice, equipment financing, owner-occupied facilities, and working capital. Loans for dental office startups are typically SBA loans as these loans represent additional risk. During 2011, the Company expanded its dental lending expertise and now originates out-of-market loans.

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

Merchant and Card Services

The Company provides merchant card payment services to its client base, including community-based businesses, nonprofit organizations, and professional service providers. During 2011, the Company processed approximately $222,000 in credit card transactions for its merchant clients. The Company also offers credit card services to its business customers. The Company does not issue credit cards to individuals.

Other Services

The Company provides other traditional commercial and consumer banking services, including cash management products for businesses, online banking, safe deposit services, debit and automated teller machine (“ATM”) cards, automated clearing house (“ACH”) transactions, savings bonds, cashier’s checks, travelers’ checks, notary services and others. The Company is a member of numerous ATM networks and utilizes an outside processor for the processing of these automated transactions. The Company has an agreement with MoneyPass, an ATM provider that permits Company customers to use MoneyPass ATMs located throughout the country at no charge to the customer.

Employees

At December 31, 2011, the Company employed 264 full-time equivalent (“FTE”) employees with 25 FTEs in the Seattle market, 52 FTEs in the Portland market, 83 FTEs in the Eugene market and 104 FTEs in administrative functions primarily located in Eugene, Oregon. None of these employees are represented by labor unions and management believes that the Company’s relationship with its employees is good. The Company emphasizes a positive work environment for its employees, which is validated by recognition from independent third-parties. During 2011, the Company was recognized for the twelfth consecutive year by Oregon Business magazine as one of the “Top 100 Companies to Work For”, and was the highest-rated bank in the large company category. Additionally, the Company was named one of “Oregon’s Most Admired Companies” by the Portland Business Journal for the fourth time in the last six years. The Company and its employees have also been recognized for their involvement in the community. Management continually strives to retain and attract top talent as well as provide career development opportunities to enhance skill levels. A number of benefit programs are available to eligible employees, including group medical plans, paid sick leave, paid vacation, group life insurance, 401(k) plans, and equity compensation plans.

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

To the extent that this section describes statutory and regulatory provisions, it is qualified by reference to those provisions. These statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to us, including the interpretation or implementation thereof, could have a material effect on our business or operations. In light of the recent financial crisis, numerous changes to the statutes, regulations or regulatory policies applicable to us have been made or proposed. The full extent to which these changes will impact our business is not yet known. However, our continued efforts to monitor and comply with new regulatory requirements add to the complexity and cost of our business.

Federal Bank Holding Company Regulation

General. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended (“BHCA”), and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must file reports with and provide the Federal Reserve such additional information as it may require. Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities and insurance underwriting.

Holding Company Bank Ownership. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5 percent of such shares; (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

Holding Company Control of Non-banks. With some exceptions, the BHCA also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5 percent of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

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

Support of Subsidiary Banks. Under Federal Reserve policy and the Dodd-Frank Act, the Company is expected to act as a source of financial and managerial strength to the Bank. This means that the Company is required to commit, as necessary, resources to support the Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

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

Federal and State Regulation of Pacific Continental Bank

General. The Bank is an Oregon commercial bank operating in Oregon and Washington with deposits insured by the FDIC. As an Oregon State bank that is not a member of the Federal Reserve System, the Bank is subject to supervision and regulation by the Oregon Department of Consumer and Business Services (the “Oregon Department”) and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices. Additionally, the Bank’s branches in Washington are subject to supervision and regulation by the Washington Department of Financial Institutions and must comply with applicable Washington laws regarding community reinvestment, consumer protection, fair lending, and intrastate branching.

Consumer Protection. The Bank is subject to a variety of federal and state consumer protection laws and regulations that govern its relationship with consumers including laws and regulations that mandate certain disclosure requirements and regulate the manner in which we take deposits, make and collect loans, and provide other services. Failure to comply with these laws and regulations can subject the Banks to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

Community Reinvestment. The Community Reinvestment Act of 1977 (“CRA”) requires that, in connection with examinations of financial institutions within their jurisdiction, the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. A bank’s community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions and applications to open a branch or facility.

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are at least as stringent as those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, regulatory enforcement actions, and other regulatory sanctions.

Regulation of Management. Federal law (i) sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency; (ii) places restraints on lending by a bank to its executive officers, directors, principal shareholders and their related interests; and (iii) generally prohibits management personnel of a bank from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

Safety and Soundness Standards. Certain non-capital safety and soundness standards are also imposed upon banks. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards may be subject to regulatory sanctions.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) together with the Dodd-Frank Act relaxed prior interstate branching restrictions under federal law by permitting, subject to regulatory approval, state and federally chartered commercial banks to establish branches in states where the laws permit banks chartered in such states to establish branches. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal banking agency regulations prohibit banks from using their interstate branches primarily for deposit production and the federal banking agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Dividends

The principal source of the Company’s cash is from dividends received from the Bank, which are subject to government regulation and limitations. In addition, capital raises provide another source of cash. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Oregon law and Federal Reserve guidelines also limit a bank’s ability to pay dividends that are greater than retained earnings without approval of the applicable regulators. Payment of cash dividends by the Company and the Bank will depend on sufficient earnings to support them and adherence to bank regulatory requirements.

Capital Adequacy

Regulatory Capital Guidelines. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

Tier 1 and Tier 2 Capital. Under the guidelines, an institution’s capital is divided into two broad categories, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stockholders’ equity (including surplus and undivided profits), qualifying non-cumulative perpetual preferred stock, and qualified minority interests in the equity accounts of consolidated subsidiaries. Tier 2 capital generally consists of the allowance for loan losses, hybrid capital instruments, and qualifying subordinated debt. The sum of Tier 1 capital and Tier 2 capital represents an institution’s total capital. The guidelines require that at least 50 percent of an institution’s total capital consist of Tier 1 capital.

Risk-based Capital Ratios. The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk-weighted assets. The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution’s risk-weighted assets are then compared with its Tier 1 capital and total capital to arrive at a Tier 1 risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier 1 risk-based ratio of 4 percent and a minimum total risk-based ratio of 8 percent.

Leverage Ratio. The guidelines also employ a leverage ratio, which is Tier 1 capital as a percentage of average total assets, less goodwill and intangible assets. The principal objective of the leverage ratio is to constrain the maximum degree to which an institution may leverage its equity capital base. The minimum leverage ratio is 3 percent; however, for all but the most highly rated institutions and for institutions seeking to expand, regulators expect an additional cushion of at least 1 percent to 2 percent.

Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well-capitalized” to “critically under-capitalized.” Institutions that are “under-capitalized” or lower are subject to certain mandatory supervisory corrective actions. At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. During these challenging economic times, the federal banking regulators have actively enforced these provisions.

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

Banks are subject to periodic examinations by their primary regulators. Bank examinations have evolved from reliance on transaction testing in assessing a bank’s condition to a risk-focused approach. These examinations are extensive and cover the entire breadth of operations of the Bank. Generally, safety and soundness examinations occur on an 18-month cycle for banks under $500 million in total assets that are well-capitalized and without regulatory issues, and on a 12-month cycle otherwise. Examinations alternate between the federal and state bank regulatory agency and may occur on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examinations. However, the examination authority of the Federal Reserve and the FDIC allows them to examine supervised banks as frequently as deemed necessary based on the condition of the Bank or as a result of certain triggering events. Neither the Company nor the Bank is party to a formal or informal agreement with the FDIC, the Federal Reserve Bank or the Oregon Department.

Corporate Governance and Accounting

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Act”) addresses, among other things, corporate governance, auditing and accounting, enhanced and timely disclosure of corporate information, and penalties for non-compliance. Generally, the Act (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”), (ii) imposes specific and enhanced corporate disclosure requirements, (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies, (iv) requires companies to adopt and disclose information about corporate governance practices, including whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert,” and (v) requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

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

Troubled Asset Relief Program. Under the EESA, the Treasury has authority, among other things, to purchase up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions pursuant to the Troubled Asset Relief Program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase lending to customers and to each other. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for TARP. Of this amount, the Treasury allocated $250 billion to the TARP Capital Purchase Program (“CPP”), which funds were used to purchase preferred stock from qualifying financial institutions. After receiving preliminary approval from Treasury to participate in the program, the Company elected not to participate in light of its capital position and due to its ability to raise capital successfully in private equity markets.

Temporary Liquidity Guarantee Program. Another program established pursuant to the EESA is the Temporary Liquidity Guarantee Program (“TLGP”), which (i) removed the limit on FDIC deposit insurance coverage for noninterest bearing transaction accounts through December 31, 2009, and (ii) provided FDIC backing for certain types of senior unsecured debt issued from October 14, 2008 through June 30, 2009. The end-date for issuing senior unsecured debt was later extended to October 31, 2009, and the FDIC also extended the Transaction Account Guarantee portion of the TLGP through December 31, 2010. In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provides for temporary unlimited coverage for noninterest-bearing transaction accounts. The separate coverage for noninterest-bearing transaction accounts became effective on December 31, 2010, and terminates on December 31, 2012.

Deposit Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits and are subject to deposit insurance assessments designed to tie what banks pay for deposit insurance more closely to the risks they pose. The Bank has prepaid its quarterly deposit insurance assessments for 2012 pursuant to applicable FDIC regulations, but the passage of the Dodd-Frank Act in July 2010 required the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. As a result, in February 2011, the FDIC approved new rules to, among other things, change the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets (average consolidated total assets minus average tangible equity). Since the new assessment base is larger than the base used under prior regulations, the rules also lower assessment rates, so that the total amount of revenue collected by the FDIC from the industry is not significantly altered. The rule also revises the deposit insurance assessment system for large financial institutions, defined as institutions with at least $10 billion in assets. The rules revise the assessment rate schedule, effective April 1, 2011, and adopt additional rate schedules that will go into effect when the Deposit Insurance Fund reserve ratio reaches various milestones. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15 percent to 1.35 percent of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.

Insurance of Deposit Accounts. The EESA included a provision for a temporary increase from $100,000 to $250,000 per depositor in deposit insurance effective October 3, 2008, through December 31, 2010. On May 20, 2009, the temporary increase was extended through December 31, 2013. The Dodd-Frank Act permanently raises the current standard maximum deposit insurance amount to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. EESA also temporarily raised the limit on federal deposit insurance coverage to an unlimited amount for noninterest or low-interest bearing demand deposits. Pursuant to the Dodd-Frank Act, unlimited coverage for noninterest transaction accounts will continue until December 31, 2012.

Recent Legislation

Dodd-Frank Wall Street Reform and Consumer Protection Act. As a result of the recent financial crises, on July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act is expected to have a broad impact on the financial services industry, including significant regulatory and compliance changes and changes to corporate governance matters affecting public companies. Not all of the regulations implementing these changes have been promulgated. As a result, we cannot determine the full impact on our business and operations at this time. However, the Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect. Some of the provisions of the Dodd-Frank Act that may impact our business are summarized below.

Holding Company Capital Requirements. Under the Dodd-Frank Act, trust preferred securities will be excluded from the Tier 1 capital of a bank holding company between $500 million and $15 billion in assets unless such securities were issued prior to May 19, 2010.

Corporate Governance. The Dodd-Frank Act requires publicly traded companies to provide their shareholders with (1) a non-binding shareholder vote on executive compensation, (2) a non-binding shareholder vote on the frequency of such vote, (3) disclosure of “golden parachute” arrangements in connection with specified change in control transactions, and (4) a non-binding shareholder vote on golden parachute arrangements in connection with these change in control transactions. Except with respect to “Smaller reporting companies” and participants in the CPP, the new rules applied to proxy statements relating to annual meetings of shareholders to be held after January 20, 2011. “Smaller reporting companies,” those with a public float of less than $75 million, are required to include the non-binding shareholder votes on executive compensation and the frequency thereof in proxy statements relating to annual meetings occurring on or after January 21, 2013.

Prohibition Against Charter Conversions of Troubled Institutions. The Dodd-Frank Act generally prohibits a depository institution from converting from a state to federal charter, or vice versa, while it is the subject to an enforcement action unless the bank seeks prior approval from its regulator and complies with specified procedures to ensure compliance with the enforcement action.

Debit Card Interchange Fees. The Dodd-Frank Act requires the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction to be reasonable and proportional to the cost incurred by the issuer. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, the rule could affect the competitiveness of debit cards issued by smaller banks.

Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”) within the Federal Reserve Board. The CFPB has broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws for banks and thrifts with greater than $10 billion in assets. Smaller institutions are subject to rules promulgated by the CFPB but will continue to be examined and supervised by their federal banking regulators for compliance purposes.

Repeal of Demand Deposit Interest Prohibition. The Dodd-Frank Act repeals the federal prohibitions on the payment of interest on demand deposits thereby permitting depository institutions to pay interest on business transaction and other accounts.

American Recovery and Reinvestment Act of 2009. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. ARRA was intended to help stimulate the economy through a combination of tax cuts and spending provisions applicable to a broad range of areas with an estimated cost of $787 billion. Among other things, ARRA authorized the U.S. Small Business Administration (“SBA”) to increase the level of the SBA’s guaranty for eligible loans to 90 percent. The increased guaranty percentage continued until available funding was exhausted on January 3, 2011. ARRA also made temporary changes, which expired on December 31, 2010, to federal law that expanded the capability of banks to purchase tax-exempt debt.

Overdrafts. On November 17, 2009, the Board of Governors of the Federal Reserve System promulgated the Electronic Fund Transfer rule with an effective date of January 19, 2010, and a mandatory compliance date of July 1, 2010. The rule, which applies to all FDIC-regulated institutions, prohibits financial institutions from assessing an overdraft fee for paying ATM and one-time point-of-sale debit card transactions, unless the customer affirmatively opts in to the overdraft service for those types of transactions. The opt-in provision establishes requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions. Since a percentage of the Company’s service charges on deposits are in the form of overdraft fees on point-of-sale transactions, this could have an adverse impact on our noninterest income.

Proposed Legislation

General. Proposed legislation that may affect the Company and the Bank is introduced in almost every legislative session. Certain of such legislation could dramatically affect the regulation of the banking industry. We cannot predict if any such legislation will be adopted or if it is adopted how it would affect the business of the Bank or the Company. Past history has demonstrated that new legislation or changes to existing laws or regulations usually results in a greater compliance burden and therefore generally increases the cost of doing business.

Possible Changes to Capital Requirements Resulting from Basel III. Basel III updates and revises significantly the current international bank capital accords (so-called “Basel I” and “Basel II”). Basel III is intended to be implemented by participating countries for large, internationally active banks. However, standards consistent with Basel III will be formally implemented in the United States through a series of regulations, some of which may apply to other banks. Among other things, Basel III creates “Tier 1 common equity,” a new measure of regulatory capital closer to pure tangible common equity than the present Tier 1 definition. Basel III also increases the minimum capital ratios. For the new concept of Tier 1 common equity, the minimum ratio was 4.5 percent of risk weighted assets. For Tier 1 and total capital the Basel III minimums are 6 percent and 8 percent respectively. Capital buffers comprising common equity equal to 2.5 percent of risk-weighted assets are added to each of these minimums to enable banks to absorb losses during a stressed period while remaining above their regulatory minimum ratios.

Effects of Government Monetary Policy

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy for such purposes as curbing inflation and combating recession. Its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies, and their impact on us cannot be predicted with certainty.

Statistical Information

All dollar amounts in the following sections, except per common share data, are in thousands of dollars, except where otherwise indicated.

Selected Quarterly Information

The following chart contains data for the last eight quarters ended December 31, 2011.

YEAR	2011				2010
QUARTER	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$14,923	$14,999	$14,820	$15,042	$15,455	$15,864	$15,902	$16,212
Interest expense	1,745	2,132	2,278	2,460	2,888	3,106	3,075	3,103
Net interest income	13,178	12,867	12,542	12,582	12,567	12,758	12,827	13,109
Provision for loan loss	7,000	1,750	2,000	2,150	3,250	3,750	3,750	4,250
Noninterest income	1,320	1,731	1,665	1,150	1,493	1,189	922	1,045
Noninterest expense	9,789	8,924	9,018	9,345	8,792	8,188	7,901	8,213
Net income (loss)	(853)	2,588	2,157	1,449	1,191	1,152	1,646	1,103
PER COMMON
SHARE DATA
Net income (loss) - (basic)	$(0.05)	$0.14	$0.12	$0.08	$0.07	$0.06	$0.09	$0.06
Net income (loss) - (diluted)	$(0.05)	$0.14	$0.12	$0.08	$0.07	$0.06	$0.09	$0.06
Cash dividends	$0.05	$0.03	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01
WEIGHTED AVERAGE
SHARES OUTSTANDING
Basic	18,434,519	18,433,084	18,426,894	18,415,865	18,405,939	18,399,442	18,397,691	18,393,773
Diluted	18,434,519	18,448,955	18,456,581	18,444,404	18,417,680	18,415,603	18,443,960	18,440,042

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

INVESTMENT PORTFOLIO

ESTIMATED FAIR VALUE

	December 31,
	2011	2010	2009
	(dollars in thousands)
U.S. Treasury and other U.S. government agencies and corporations	$12,958	$7,262	$5,000
States of the U.S. and political subdivisions	49,576	32,079	6,709
Private label mortgage-backed securities	11,927	20,061	26,621
Mortgage-backed securities	272,081	194,505	129,288

Total	$346,542	$253,907	$167,618

The following chart presents the fair value of each investment category by maturity date and includes a weighted average yield for each period. Mortgage-backed securities have been classified based on their December 31, 2011, projected average lives.

SECURITIES AVAILABLE-FOR-SALE

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Obligations of U.S. government agencies	$—	—	$9,447	2.11%	$3,511	1.71%	$—	—
Obligations of states and political subdivisions	257	3.81%	3,242	3.71%	44,224	3.29%	1,853	3.77%
Private label mortgage-backed securities	2,474	6.06%	8,193	5.18%	1,260	7.51%	—	—
Mortgage-backed securities	50,026	1.58%	182,007	2.46%	40,048	3.74%	—	—

Total	$52,757	1.80%	$202,889	2.57%	$89,043	3.13%	$1,853	3.77%

Loan Portfolio

Average balances and average rates paid by category of loan for the fourth quarter and full year 2011 are included in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 later in this report. The following table contains period-end information related to the Company’s loan portfolio for the five years ended December 31, 2011.

LOAN PORTFOLIO

	December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Commercial and other loans	$274,156	$244,764	$239,450	$233,513	$188,940
Real estate loans	478,466	522,849	538,197	493,738	402,737
Construction loans	63,638	83,455	161,342	223,381	224,403
Consumer loans	4,569	5,900	6,763	7,455	8,226

	820,829	856,968	945,752	958,087	824,306
Deferred loan origination fees, net	(677)	(583)	(1,388)	(1,730)	(1,984)

	820,152	856,385	944,364	956,357	822,322
Allowance for loan losses	(14,941)	(16,570)	(13,367)	(10,980)	(8,675)

	$805,211	$839,815	$930,997	$945,377	$813,647

The following table presents loan portfolio information by loan category related to maturity and repricing sensitivity. Variable rate loans are included in the time frame in which the interest rate on the loan could be first adjusted. At December 31, 2011, the Company had approximately $243,082 of variable rate loans at their floors that are included in the analysis below.

MATURITY AND REPRICING DATA FOR LOANS

	Commercial and Other	Real Estate	Construction	Consumer	Total
	(dollars in thousands)
Three months or less	$54,296	$61,952	$46,832	$2,698	$165,778
Over three months through 12 months	11,984	42,450	5,649	71	60,154
Over 1 year through 3 years	33,993	171,412	9,893	864	216,162
Over 3 years through 5 years	41,980	142,656	1,029	617	186,282
Over 5 years through 15 years	131,903	48,167	235	303	180,608
Thereafter	—	11,829	—	16	11,845

Total loans	$274,156	$478,466	$63,638	$4,569	$820,829

Loan Concentrations

At December 31, 2011, loans to dental professionals totaled $208,489 and represented 25.4 percent of outstanding loans. Additionally, approximately 66.0 percent of the Company’s loans are secured by real estate. Management believes the granular nature of the portfolio, from industry mix, geographic location and loan size, continues to disperse loan concentration risk to some degree.

Nonperforming Assets

The following table presents period-end nonperforming loans and assets for the five-year periods ended December 31, 2011:

NONPERFORMING ASSETS

	December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Nonaccrual loans	$26,594	$33,026	$32,793	$4,137	$4,122
90 or more days past due and still accruing	—	—	—	—	—

Total nonperforming loans	26,594	33,026	32,793	4,137	4,122
Government guarantees	(495)	(1,056)	(447)	(239)	(451)

Net nonperforming loans	26,099	31,970	32,346	3,898	3,671
Other Real Estate Owned	11,000	14,293	4,224	3,806	423

Total nonperforming assets	$37,099	$46,263	$36,570	$7,704	$4,094

Nonperforming assets as a percentage of of total assets	2.92%	3.82%	3.05%	0.71%	0.43%

If interest on nonaccrual loans had been accrued, such income would have been approximately $1,934, $2,368, and $2,610, respectively, for years 2011, 2010, and 2009.

Allowance for Loan Loss

The following chart presents information about the Company’s allowance for loan losses. Management and the Board of Directors evaluate the allowance monthly and consider the amount to be adequate to absorb possible loan losses.

ALLOWANCE FOR LOAN LOSS

	December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Balance at beginning of year	$16,570	$13,367	$10,980	$8,675	$8,284
Charges to the allowance
Commercial and other loans	(1,403)	(4,521)	(8,234)	(124)	(350)
Real estate loans	(5,555)	(5,913)	(4,303)	(353)	—
Construction loans	(8,792)	(4,949)	(21,146)	(882)	—
Consumer loans	(54)	(131)	(198)	(118)	(46)

Total charges to the allowance	(15,804)	(15,514)	(33,881)	(1,477)	(396)
Recoveries against the allowance
Commercial and other loans	581	1,158	56	31	20
Real estate loans	176	2,043	196	119	15
Construction loans	498	509	7	9	—
Consumer loans	20	7	9	23	27

Total recoveries against the allowance	1,275	3,717	268	182	62

Provisions	12,900	15,000	36,000	3,600	725

Balance at end of the year	$14,941	$16,570	$13,367	$10,980	$8,675

Net charge offs as a percentage of total average loans	1.74%	1.30%	3.50%	0.15%	0.04%

The following table sets forth the allowance for loan losses allocated by loan type for the five years ended December 31, 2011:

	2011		2010		2009		2008		2007
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial and other loans	$2,776	33.5%	$2,230	28.6%	$2,557	25.3%	$2,253	24.4%	$1,515	22.9%
Real estate loans	8,267	58.2%	4,520	61.0%	4,182	56.9%	3,534	51.5%	3,111	48.9%
Construction loans	2,104	7.7%	8,562	9.7%	4,478	17.1%	4,052	23.3%	3,164	27.2%
Consumer loans	87	0.6%	64	0.7%	66	0.7%	63	0.8%	87	1.0%
Unallocated	1,707	N/A	1,194	N/A	2,084	N/A	1,078	N/A	798	N/A

Allowance for loan losses	$14,941	100.0%	$16,570	100.0%	$13,367	100.0%	$10,980	100.0%	$8,675	100.0%

During 2011, the Company recorded a provision for loan losses of $12,900 compared to $15,000 for the year 2010. At December 31, 2011, the Company’s recorded investment in nonperforming loans, net of government guarantees, was $26,099, with a specific allowance of $455 provided for in the ending allowance for loan losses.

While the Company saw improvement with regard to the overall credit quality of the loan portfolio, management cannot predict the level of the provision for loan losses, the level of the allowance for loan losses, nor the level of nonperforming assets in future quarters as a result of continuing uncertain economic conditions. At December 31, 2011, and as shown above, the Company’s unallocated reserves were $1,707 or 11.4 percent of the total allowance for loan losses at year-end. Management believes that the allowance for loan losses at December 31, 2011, is adequate and that this level of unallocated reserves was prudent in light of the economic conditions and uncertainty that exists in the Northwest markets that the Company serves.

Deposits

Average balances and average rates paid by category of deposit are included in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report. The chart below details period-end information related to the Company’s time deposits at December 31, 2011. The Company does not have any foreign deposits. Variable rate deposits are listed by first repricing opportunity.

TIME DEPOSITS

	Time Deposits of $100 Or more	Time Deposits of less than $100	Total Time Deposits
	(dollars in thousands)
<3 Month	$33,771	$3,013	$36,784
3-6 Months	4,043	3,031	7,074
6-12 Months	14,331	8,064	22,395
>12 Months	20,291	54,278	74,569

	$72,436	$68,386	$140,822

Borrowings

The Company uses short-term borrowings to fund fluctuations in deposits and loan demand. The Company’s subsidiary, Pacific Continental Bank, has access to both secured and unsecured overnight borrowing lines. The secured borrowing lines are collateralized by both loans and securities. At December 31, 2011, the Company had secured borrowing lines with the Federal Home Loan Bank of Seattle (the “FHLB”) and the Federal Reserve Bank of San Francisco (the “FRB”). The borrowing line at the FHLB is limited by the lesser of the value of discounted collateral pledged or the amount of FHLB stock held. At December 31, 2011, the FHLB borrowing line was limited by the amount of FHLB stock held which limited total borrowings to $237,422. The borrowing line with the FRB is limited by the value of discounted collateral pledged, which at December 31, 2011, was $68,227. At December 31, 2011, the Company also had unsecured borrowing lines with various correspondent banks totaling $88,000. At December 31, 2011, the Company had $12,300 in overnight borrowings outstanding on its unsecured borrowing lines. At December 31, 2011, there was $279,849 available on secured and unsecured borrowing lines with the FHLB, FRB, and various correspondent banks.

SHORT-TERM BORROWINGS

	2011	2010	2009
	(dollars in thousands)
Federal funds purchased, FHLB CMA, Federal Reserve, & short-term advances
Average interest rate
At year end	0.29%	N.A.	0.34%
For the year	0.53%	0.48%	0.49%
Average amount outstanding for the year	$32,124	$34,076	$144,026
Maximum amount outstanding at any month end	$78,050	$77,310	$212,001
Amount outstanding at year end	$56,800	$—	$118,025

At December 31, 2011, the Company had FHLB borrowings totaling $101,500 with a weighted average interest rate of 1.75 percent and a remaining average maturity of approximately 1.0 years. More information on long-term borrowings can be found in Note 10 in the Notes to Consolidated Financial Statements in Item 8.

The Company’s other long-term borrowings consist of $8,248 in junior subordinated debentures originated on November 28, 2005, and due on January 7, 2036. The interest rate on the debentures was 6.265 percent until January 2011 after which it was converted to a floating rate of three-month LIBOR plus 135 basis points. At January 7, 2012, (the most recent rate reset date) the interest rate was 1.92 percent.

ITEM 1A	Risk Factors

The continued challenging economic environment could have a material adverse effect on our future results of operations or market price of our stock.

The national economy and the financial services sector in particular are still facing significant challenges. Substantially all of our loans are to businesses in western Washington and Oregon, markets facing many of the same challenges as the national economy, including elevated unemployment and declines in commercial and residential real estate values. Although some economic indicators are improving both nationally and in the markets we serve, unemployment remains high and there remains substantial uncertainty regarding the strength and duration of economic recovery and the possibility of another recession. A further deterioration in economic conditions in the nation as a whole or in the markets we serve could result in the following consequences, any of which could have an adverse impact, which may be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline:

•	Economic conditions may worsen, increasing the likelihood of credit defaults by borrowers.

•	Loan collateral values, especially as they relate to commercial and residential real estate, may decline further, thereby increasing the severity of loss in the event of loan defaults.

•	Demand for banking products and services may decline, including loan products and services for low cost and noninterest-bearing deposits.

•	Changes and volatility in interest rates may negatively impact the yields on earning assets and the cost of interest-bearing liabilities.

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

We have a high degree of concentration in loans secured by real estate (see Note 3 in the Notes to Consolidated Financial Statements included in this report). Further deterioration in the local economies we serve could have a material adverse effect on our business, financial condition and results of operations due to a weakening of our borrowers’ ability to repay these loans and a decline in the value of the collateral securing them. In light of the continuing effects of the economic downturn of the past three years, real estate values have been adversely affected. As we have experienced, significant declines in real estate collateral can occur quite suddenly as new appraisals are performed in the normal course of monitoring the credit quality of the loan. Significant declines in the value of real estate collateral due to new appraisals can occur due to declines in the real estate market, changes in methodology applied by the appraiser, and/or using a different appraiser than was used for the prior appraisal. Our ability to recover on these loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining real estate values which increases the likelihood we will suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the allowance for loan losses. This, in turn, could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations, perhaps materially.

Loan concentrations within one industry may create additional risk, and we have a significant concentration in loans to dental professionals.

Bank regulatory authorities and investors generally view significant loan concentrations within any particular industry as carrying higher inherent risk than a loan portfolio without any significant concentration in one industry. We have a significant concentration of loans to dental professionals which represented 25.4 percent of our total loan portfolio at December 31, 2011. While we apply prudent credit practices to these loans as well as all the other loans in our portfolio, and we believe that the expertise we have developed as a result of focusing on dental lending somewhat mitigates risk, due to our concentration in dental lending we are exposed to the general risks of industry concentration, which include adverse market factors impacting that industry alone or disproportionately to other industries. In addition, bank regulatory authorities may in the future require us to limit additional lending in the dental industry if they have concerns that our concentration in that industry creates significant risks, which in turn could limit our ability to pursue new loans in an area where we believe we currently have a competitive advantage.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2011, our nonperforming loans (which include all nonaccrual loans, net of government guarantees) were 3.18 percent of the loan portfolio. At December 31, 2011, our nonperforming assets (which include foreclosed real estate) were 2.92 percent of total assets. These levels of nonperforming loans and assets are at elevated levels compared to historical norms. Nonperforming loans and assets adversely affect our net income in various ways. Until economic and market conditions improve, we may expect to continue to incur losses relating to nonperforming assets. We generally do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors which can be detrimental to the performance of their other responsibilities. Any significant future increase in nonperforming assets could have a material adverse effect on our business, financial condition and results of operations.

Tightening of credit markets and liquidity risk could adversely affect our business, financial condition and results of operations.

A tightening of the credit markets or any inability to obtain adequate funds for continued loan growth at an acceptable cost could adversely affect our asset growth and liquidity position and, therefore, our earnings capability. In addition to core deposit growth, maturity of investment securities, and loan payments, the Company also relies on wholesale funding sources including unsecured borrowing lines with correspondent banks, secured borrowing lines with the Federal Home Loan Bank of Seattle and the Federal Reserve Bank of San Francisco, public time certificates of deposits, and out-of-area and brokered time certificates of deposit. Our ability to access these sources could be impaired by deterioration in our financial condition as well as factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations for the financial services industry or serious dislocation in the general credit markets. In the event such disruption should occur, our ability to access these sources could be adversely affected, both as to price and availability, which would limit, or potentially raise the cost of, the funds available to the Company.

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

The Dodd-Frank Act established 1.35 percent as the minimum deposit insurance fund reserve ratio. The FDIC has determined that the fund reserve ratio should be 2.0 percent and has adopted a plan under which it will meet the statutory minimum fund reserve ratio of 1.35 percent by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum fund reserve ratio to 1.35 percent from the former statutory minimum of 1.15 percent.

On February 7, 2011, the FDIC issued final rules, effective April 11, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act. The adopted regulations: (1) modify the definition of an institution’s deposit insurance assessment base, (2) alter certain adjustments to the assessment rates, (3) revise the assessment rate schedules in light of the new assessment base and altered adjustments, and (4) provide for the automatic adjustment of the assessment rates in the future when the reserve ratio reaches certain milestones.

Despite the FDIC’s actions to restore the deposit insurance fund, the fund may suffer additional losses in the future due to failures of insured institutions. There may be additional significant deposit insurance premium increases, special assessments or prepayments in order to restore the insurance fund’s reserve ratio. Any significant premium increases or special assessments could have a material adverse effect on the Company’s financial condition and results of operations.

We may not have the ability to continue paying dividends on our common stock at current or historic levels.

Our ability to pay dividends on our common stock depends on a variety of factors. On November 16, 2011, we announced a quarterly dividend of $0.05 per share, payable December 15, 2011, which was an increase of 67 percent over the prior quarter’s dividend. For the year ended December 31, 2011, the Company paid $0.10 per share in dividends. For the year 2010, the Company paid $0.04 per share in dividends. It is possible in the future that we may not be able to continue paying quarterly dividends commensurate with historic levels, if at all. Cash dividends will depend on sufficient earnings to support them and adherence to bank regulatory requirements.

We may be required, in the future, to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Our securities portfolio contains whole loan private mortgage-backed securities and municipal securities and currently includes securities with unrecognized losses. We may continue to observe volatility in the fair market value of these securities. We evaluate the securities portfolio for any other-than-temporary-impairment (“OTTI”) each reporting period, as required by generally accepted accounting principles (“GAAP”). Future evaluations of the securities portfolio could require us to recognize impairment charges. The credit quality of securities issued by certain municipalities has deteriorated in recent quarters. Although management does not believe the credit quality of the Company’s municipal securities has similarly deteriorated, such deterioration could occur in the future. For example, it is possible that government-sponsored programs to allow mortgages to be refinanced to lower rates could materially adversely impact the yield on our portfolio of mortgage-backed securities, since a significant portion of our investment portfolio is composed of such securities.

In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2011, we had stock in the FHLB of Seattle totaling $10,652. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB has discontinued the repurchase of their stock and discontinued the distribution of dividends. As of December 31, 2011, we did not recognize an impairment charge related to our FHLB stock holdings. Future negative changes to the financial condition of the FHLB could require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our reported earnings.

At December 31, 2011, we had $22,031 of goodwill on our balance sheet. In accordance with generally accepted accounting principles, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of qualitative and quantitative factors, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant entity-specific events. Future evaluations of goodwill may result in findings of impairment and write downs, which could be material. At December 31, 2011, we did not recognize an impairment charge related to our goodwill.

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

As discussed more fully in the section entitled “Supervision and Regulation” in Item 1 of this Report, we are subject to extensive regulation, supervision and examination by federal and state banking authorities. In addition, as a publicly traded company, we are subject to regulation by the Securities and Exchange Commission. Any change in applicable regulations or federal, state or local legislation could have a substantial impact on us and our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations.

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

We cannot accurately predict the ultimate effects of recent legislation or the various governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets, on the Company and on the Bank. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions, could materially and adversely affect our business, financial condition, results of operations and the trading price of our common stock.

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

A failure in our operational systems or infrastructure, or those of third-parties, could impair our liquidity, disrupt our businesses, result in the unauthorized disclosure of confidential information, damage our reputation and cause financial losses.

We are dependent on third-parties and their ability to process and monitor, on a daily basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets. These transactions, as well as the information technology services we provide to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Due to the breadth of our client base and our geographical reach, developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a spike in transaction volume, cyberattack or other unforeseen catastrophic events, which may adversely affect our ability to process these transactions or provide services.

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take numerous protective measures to maintain the confidentiality, integrity and availability of our and our clients’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyberattacks and other events that could have an adverse security impact. Despite the defensive measures we take to manage our internal technological and operational infrastructure these threats may originate externally from third-parties, such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or the threats may originate from within our organization. Given the increasingly high volume of our transactions certain errors may be repeated or compounded before they can be discovered and rectified.

We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third-parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems, data or infrastructure. In addition, as interconnectivity with our clients grows, we increasingly face the risk of operational failure with respect to our clients’ systems.

Although we have not experienced a cyber incident, if one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our clients’ or other third-parties’ operations, which could result in damage to our reputation, substantial costs, regulatory penalties and/or client dissatisfaction or loss. Potential costs of a cyber incident may include, but would not be limited to, remediation costs, increased protection costs, lost revenue from the unauthorized use of proprietary information or the loss of current and/or future customers, and litigation.

We maintain an insurance policy which we believe provides sufficient coverage at a manageable expense for an institution of our size and scope with similar technological systems. However, we cannot assure that this policy would be sufficient to cover all financial losses, damages, penalties, including lost revenues, should we experience any one or more of our or a third-party’s systems failing or experiencing attack.

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

Anti-takeover provisions in our amended and restated articles of incorporation and bylaws and Oregon law could make a third-party acquisition of us difficult.

Our amended and restated articles of incorporation contain provisions that could make it more difficult for a third-party to acquire us (even if doing so would be beneficial to our shareholders) and for holders of our common stock to receive any related takeover premium for their common stock. We are also subject to certain provisions of Oregon law that could delay, deter or prevent a change in control of us. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

ITEM 1B	Unresolved Staff Comments

None

ITEM 2	Properties

The principal properties of the registrant are comprised of the banking facilities owned by the Bank. The Company operates fourteen full-service facilities and one loan production office. The Bank owns a total of eight buildings and, with the exception of two buildings, owns the land on which these buildings are situated. Significant properties owned by the Bank are as follows:

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

The Company leases facilities for branch offices in Eugene, Oregon, Downtown Seattle, Washington, Downtown Bellevue, Washington, Downtown Portland, Oregon, and Vancouver, Washington. The Company also leases facilities for a loan production office in Tacoma, Washington. In addition, the Company leases a portion of an adjoining building to the High Street office for administrative and training functions. Management considers all owned and leased facilities adequate for current use.

ITEM 3	Legal Proceedings

As of the date of this report, neither the Company nor the Bank or any of its subsidiaries is party to any material pending legal proceedings, including proceedings of governmental authorities, other than ordinary routine litigation incidental to the business of the Bank.

ITEM 4	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5	Market for Company’s Common Equity, Related Shareholder Matters and Purchases of Equity Securities

Market Information and Shareholders

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol PCBK. At February 29, 2012, the Company had 18,428,084 shares of common stock outstanding held by approximately 2,185 shareholders of record.

The high, low and closing sales prices (based on daily closing price) for the last eight quarters are shown in the table below.

YEAR QUARTER	2011				2010
	Fourth	Third	Second	First	Fourth	Third	Second	First
Market value:
High	$9.73	$10.28	$10.50	$10.63	$10.45	$9.61	$12.19	$11.58
Low	6.59	6.34	8.27	9.19	8.25	8.05	9.43	9.25
Close	8.85	7.09	9.15	10.19	10.06	9.05	9.47	10.50

Dividends

The Company generally pays cash dividends on a quarterly basis, typically in March, June, September and December of each year. The Board of Directors considers the dividend amount quarterly and takes a broad perspective in its dividend deliberations including a review of recent operating performance, capital levels, projected capital levels, loan concentrations as a percentage of capital and growth projections. The Board also considers dividend payout ratios, dividend yield, and other financial metrics in setting the quarterly dividend. The Company declared and paid cash dividends of $0.10 per share for the year ended December 31, 2011. That compares to cash dividends of $0.04 per share paid for the year ended December 31, 2010. Regulatory authorities may prohibit the Company from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Current guidance from the Federal Reserve provides, among other things, that dividends per share generally should not exceed earnings per share, measured over the previous four fiscal quarters. The Company’s dividends per share did not exceed earnings per share in 2011. Future dividends will depend on sufficient earnings to support them, along with approval of the Board and adherence to bank regulatory requirements.

Equity Compensation Plan Information

	Year Ended December 31, 2011
	Number of shares to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of shares remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders(1)	944,171	$13.47	119,571
Equity compensation plans not approved by security holders	0	$0.00	0

Total	944,171	$13.47	119,571

(1)

Under the Company’s respective equity compensation plans, the Company may grant incentive stock options and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to its employees and directors; however, only employees may receive incentive stock options.

(2)	All amounts have been adjusted to reflect subsequent stock splits and stock dividends.

Performance graph

The information contained in the following chart entitled “Total Return Performance” is not considered to be “soliciting material,” or “filed,” or incorporated by reference in any past or future filing by the Company under the Securities Exchange Act of 1934 or the Securities Act of 1933 unless and only to the extent that the Company specifically incorporates it by reference.

STOCK PERFORMANCE GRAPH

The above graph and following table compares the total cumulative shareholder return on the Company’s Common Stock, based on reinvestment of all dividends, to the cumulative total returns of the Russell 2000 Index and SNL Securities $1 Billion to $5 Billion Bank Asset Size Index. The graph assumes $100 invested on December 31, 2006, in the Company’s Common Stock and each of the indices.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Pacific Continental Corporation	100.00	72.39	89.14	69.60	61.47	54.68
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
SNL Bank $1B-$5B	100.00	72.84	60.42	43.31	49.09	44.77

ITEM 6	Selected Financial Data

Selected financial data for the past five years is shown in the table below.

($ in thousands, except for per share data)

	2011	2010	2009	2008	2007
For the year
Net interest income	$51,169	$51,261	$54,039	$49,271	$43,426
Provision for loan losses	12,900	15,000	36,000	3,600	725
Noninterest income	5,866	4,649	4,405	4,269	3,925
Noninterest expense	37,076	33,094	31,162	29,562	25,861
Income tax expense (benefit)	1,718	2,724	(3,839)	7,439	7,830
Net income (loss)	5,341	5,092	(4,879)	12,939	12,935
Cash dividends	1,842	736	3,272	4,797	4,175
Per common share data (1)
Net income (loss):
Basic	$0.29	$0.28	$(0.35)	$1.08	$1.09
Diluted	0.29	0.28	(0.35)	1.08	1.08
Cash dividends	0.10	0.04	0.25	0.40	0.35
Book value	9.70	9.35	9.01	9.62	9.01
Tangible book value(4)	8.50	8.13	7.77	7.72	7.07
Market value, end of year	8.85	10.06	11.44	14.97	12.52
At year end
Assets	$1,270,232	$1,210,176	$1,199,113	$1,090,843	$949,271
Loans, less allowance for loan loss (2)	806,269	841,931	930,997	945,787	813,647
Available-for-sale securities	346,542	253,907	167,618	54,933	53,994
Core deposits (3)	885,843	895,838	771,986	615,832	615,892
Total deposits	965,254	958,959	827,918	722,437	644,424
Shareholders’ equity	178,866	172,238	165,662	116,165	107,509
Tangible equity (4)	156,631	149,780	142,981	93,261	84,382
Average for the year
Assets	$1,226,715	$1,189,289	$1,129,971	$1,019,040	$903,932
Earning assets	1,122,535	1,086,677	1,051,315	945,856	832,451
Loans, less allowance for loan loss (2)	817,915	887,594	943,788	882,742	785,132
Available-for-sale securities	304,424	198,507	96,549	51,908	42,857
Core deposits (3)	879,779	827,082	703,894	613,243	590,713
Total deposits	945,187	904,169	782,835	699,623	654,631
Interest-paying liabilities	781,925	799,638	810,380	732,466	627,569
Shareholders’ equity	177,256	170,758	135,470	111,868	103,089
Financial ratios
Return on average:
Assets	0.44%	0.43%	-0.43%	1.27%	1.43%
Equity	3.01%	2.98%	-3.60%	11.57%	12.55%
Tangible equity (4)	3.45%	3.44%	-4.33%	14.56%	16.23%
Avg shareholders’ equity / avg assets	14.45%	14.36%	11.99%	10.98%	11.40%
Dividend payout ratio	34.49%	14.45%	NM	37.07%	32.28%
Risk-based capital:
Tier I capital	17.97%	15.86%	14.38%	10.07%	10.02%
Total capital	19.22%	17.10%	15.63%	11.16%	10.98%

(1)	Per common share data is retroactively adjusted to reflect the 10% stock dividend of 2007.
(2)	Outstanding loans include loans held-for-sale.
(3)	Core deposits include all demand, interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.
(4)

Tangible book value per share and tangible equity exclude goodwill and core deposit intangibles related to acquisitions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Results of Operations Overview” in Item 7 of this report for a reconciliation of non-GAAP financial measures.

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

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding projected results for 2012, the expected interest rate environment, 2012 provision for loan losses, management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this report, or the documents incorporated by reference:

•

Local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets.

•	The local housing or real estate market could continue to decline.

•

The risks presented by an economic recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates.

•	Our concentration in loans to dental professionals exposes us to the risks affecting dental practices in general.

•	Interest rate changes could significantly reduce net interest income and negatively affect funding sources.

•	Projected business increases following any future strategic expansion or opening of new branches could be lower than expected.

•	Competition among financial institutions could increase significantly.

•	The goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital.

•	The reputation of the financial services industry could deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers.

•	The efficiencies we may expect to receive from any investments in personnel, acquisitions and infrastructure may not be realized.

•

The level of nonperforming assets and charge-offs or changes in the estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements may increase.

•

Changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, executive compensation and insurance) could have a material adverse effect on our business, financial condition and results of operations.

•	Acts of war or terrorism, or natural disasters, such as the effects of pandemic flu, may adversely impact our business.

•

The timely development and acceptance of new banking products and services and perceived overall value of these products and services by users may adversely impact our ability to increase market share and control expenses.

•

Changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters may impact the results of our operations.

•

The costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews may adversely impact our ability to increase market share and control expenses.

•	Our success at managing the risks involved in the foregoing items will have a significant impact on our results of operations and future prospects.

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

HIGHLIGHTS

	2011	2010	% Change 2011 vs. 2010	2009	% Change 2010 vs. 2009
Net income (loss)	$5,341	$5,092	4.9%	$(4,879)	NM
Operating revenue (1)	57,035	55,910	2.0%	58,444	-4.3%
Earnings (loss) per share
Basic	$0.29	$0.28	3.6%	$(0.35)	NM
Diluted	$0.29	$0.28	3.6%	$(0.35)	NM
Assets, period-end	$1,270,232	$1,210,176	5.0%	$1,199,113	0.9%
Gross loans, period-end (2)	820,829	856,968	-4.2%	945,783	-9.4%
Core deposits, period-end (3)	885,843	895,838	-1.1%	771,986	16.0%
Deposits, period-end	965,254	958,959	0.7%	827,918	15.8%
Return on average assets	0.44%	0.43%		-0.43%
Return on average equity	3.01%	2.98%		-3.60%
Return on average tangible equity (4)	3.45%	3.44%		-4.33%
Avg shareholders’ equity / avg assets	14.45%	14.36%		11.99%
Dividend payout ratio	34.49%	14.45%		NM
Net interest margin (5)	4.61%	4.73%		5.19%
Efficiency ratio	65.01%	59.19%		53.32%

(1)	Operating revenue is defined as net interest income plus noninterest income.
(2)	Excludes loans held-for-sale, net deferred fees and allowance for loan losses.
(3)	Defined by the Company as demand, interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.
(4)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.
(5)	Presentation of net interest margin for all periods reported has been adjusted to a tax- equivalent basis using a 35% tax rate.
NM	- Not meaningful

Results of Operations - Overview

The Company recorded net income of $5,341 for 2011 compared to net income of $5,092 in 2010. The improvement in 2011 net income over the prior year was due to increased operating revenues and a lower provision for loan losses. Improvement in these two areas was partially offset by an increase in noninterest expenses. Improvement in operating revenue was primarily the result of a $1,217 increase in noninterest income. An increase in gains on the sale of securities including OTTI recorded accounted for $1,055 of the total improvement in noninterest income. The provision for loan losses in 2011 was $12,900, down $2,100 from the $15,000 recorded in 2010. This decline in the provision for loan losses was due to a significant reduction in classified assets combined with reductions in nonperforming assets. Noninterest expense for the year 2011 was $37,076, a $3,982 or 12.0 percent increase over 2010. The increase in noninterest expense was due to higher costs associated with problem assets, specifically legal fees related to problem loans, other real estate expenses, particularly valuation write downs on other real estate owned, and repossession and collection expense.

For the year 2010, the Company recorded net income of $5,092, compared to a net loss of $4,879 in 2009. The increase in 2010 income from the prior year was primarily due to a reduction in exposure to construction and land development loans which led to lower provision for loan losses in 2010, as net credit losses decreased significantly. The Company’s earnings before provision for loan losses and taxes were $22,816, down 16.4 percent from the prior year. The decline in 2010 earnings before provision for loan losses and taxes when compared to the prior year was due to a $2,534 drop in operating revenue (defined as net interest income plus noninterest income) combined with a $1,932 increase in noninterest expense. The decrease in 2010 operating revenue was due to a $2,778 drop in net interest income, which was partially offset by a $244 increase in noninterest income. Net interest income fell in 2010 when compared to 2009 primarily due to changes in the asset mix and subsequent margin compression.

Year-end assets at December 31, 2011, were $1,270,232, up $60,056 or 5.0 percent from December 31, 2010, asset totals. During 2011, the securities portfolio grew by $92,635, and during 2011, the Company made a $15,000 investment in Bank-Owned Life Insurance (“BOLI”). Growth in these asset categories was partially offset by a $34,604 contraction in net loans outstanding. The Company’s outstanding deposits were relatively unchanged at December 31, 2011, when compared to the prior year-end as core deposits remained relatively flat with a year ago. However, the Company’s core deposit base has increased by $270,011 or 44 percent since December 31, 2008.

Average assets for the year 2011 were $1,226,715, up $37,426 over 2010, as growth in average securities and investments was partially offset by a decline in average loans. Average core deposits for the year 2011 were $879,779, up $52,697 or 6.4 percent over 2010 with average demand deposits showing a 22.1 percent increase over 2010.

During 2012, the Company believes the following factors could impact reported financial results:

•

The recent national, regional, and local recession and its continuing effect on loan demand, the credit quality of existing clients with lending relationships, unemployment rates, and vacancy rates of commercial real estate properties (since a significant portion of our loan portfolio is secured by real estate).

•

A slowing real estate market, and increases in residential home inventories for sale, and the impact on residential construction lending, delinquency and default rates of existing residential construction loans in the Company’s portfolio, residential mortgage lending and refinancing activities of existing homeowners.

•

Changes and volatility in interest rates negatively impacting yields on earning assets and the cost of interest-bearing liabilities, thus negatively affecting the net interest margin and net interest income.

•	The availability of wholesale funding sources due to disruption in the financial and capital markets.

•	The ability to manage noninterest expense growth in light of anticipated increases in regulatory expenses, and expenses related to resolving problem loans.

•	The ability to attract and retain qualified and experienced bankers in all markets.

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

	2011	2010	2009
Total shareholders’ equity	$178,866	$172,238	$165,662
Subtract:
Goodwill	(22,031)	(22,031)	(22,031)
Core deposit intangibles	(204)	(427)	(650)

Tangible shareholders’ equity (non-GAAP)	$156,631	$149,780	$142,981

Book value	$9.70	$9.35	$9.01
Tangible book value (non-GAAP)	$8.50	$8.13	$7.77
Return on average equity	3.01%	2.98%	-3.60%
Return on average tangible equity (non-GAAP)	3.45%	3.44%	-4.33%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although we believe these non-GAAP financial measure are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in this report are to the “FASB Accounting Standards Codification”, sometimes referred to as the “Codification” or “ASC.” The FASB finalized the Codification effective for periods ending on or after September 15, 2009. Prior FASB Statements, Interpretations, Positions, EITF consensuses, and AICPA Statements of Position are no longer being issued by the FASB. The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made. However, when referring to guidance issued by the FASB, the Company refers to topics in the ASC rather than the specific FASB statement. We have updated references to GAAP in this report to reflect the guidance in the Codification.

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2011, in Item 8 of this report. Management believes that the following policies and those disclosed in the Notes to Consolidated Financial Statements should be considered critical under the SEC definition:

Nonaccrual Loans

Accrual of interest is discontinued on contractually delinquent loans when management believes that, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of principal or interest is doubtful. At a minimum, loans that are past due as to maturity or payment of principal or interest by 90 days or more are placed on nonaccrual status, unless such loans are well-secured and in the process of collection. Interest income is subsequently recognized only to the extent cash payments are received satisfying all delinquent principal and interest amounts, and the prospects for future payments in accordance with the loan agreement appear relatively certain. In accordance with GAAP, payments received on nonaccrual loans are applied to the principal balance and no interest income is recognized.

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

Troubled Debt Restructurings

In the normal course of business, the Company may modify the terms of certain loans, attempting to protect as much of its investment as possible. Management evaluates the circumstances surrounding each modification to determine whether it is a troubled debt restructuring (“TDR”). TDRs exist when 1) the restructuring constitutes a concession, and 2) the debtor is experiencing financial difficulties. Additional information regarding the Company’s troubled debt restructurings can be found in Note 3 of the Notes to Consolidated Financial Statements in Item 8.

Goodwill and Intangible Assets

At December 31, 2011, the Company had $22,235 in goodwill and other intangible assets. In accordance with financial accounting standards, assets with indefinite lives are no longer amortized, but instead are periodically tested for impairment. Management performs an impairment analysis of its goodwill and intangible assets with indefinite lives at least annually and has determined that there was no impairment as of December 31, 2011, 2010 and 2009.

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

Fair Value Measurements

Generally accepted accounting principles define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820, “Fair Value Measurements,” establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources while unobservable inputs reflect our estimates about market data. In general, fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities traded in active markets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2011, in Item 8 of this report. None of these pronouncements are expected to have a significant effect on the Company’s financial condition or results of operations.

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

4th Quarter 2011 Compared to 4th Quarter 2010

Two tables follow which analyze the changes in net interest income for the fourth quarter 2011 and fourth quarter 2010. Table I, “Average Balance Analysis of Net Interest Income”, provides information with regard to average balances of assets and liabilities, as well as associated dollar amounts of interest income and interest expense, relevant average yields or rates, and net interest income as a percent of average earning assets. Net interest income and the net interest margin for all periods reported have been adjusted to a tax-equivalent basis using a 35 percent tax rate. Table II, “Analysis of Changes in Interest Income and Interest Expense,” shows the increase (decrease) in the dollar amount of interest income and interest expense and the differences attributable to changes in either volume or rates.

Net interest margin as a percentage of average earning assets for fourth quarter 2011 was 4.59 percent, down 4 basis points from the 4.63 percent margin reported for fourth quarter 2010. The Company’s cost of funds declined despite a $40 write off of a broker discount on a brokered time deposit called during the quarter. Earning asset yields in fourth quarter 2011 were 5.19 percent, down 50 basis points from the fourth quarter 2010 yields of 5.69 percent. This decline was primarily due to a 53 basis point drop in yields on the Company’s taxable portion of the securities portfolio.

The first quarter 2012 net interest margin is currently projected to be lower than the fourth quarter 2011. The margin compression projected in the first quarter 2012 relates to the following factors: 1) higher prepayments on the mortgage-backed portion of the securities portfolio, which will accelerate premium amortization and lower portfolio yields, 2) lower rates on new loan production, 3) rate reductions on existing loans in the portfolio due to competitive pressures, and 4) write downs of discounts associated with calling in long-term brokered CDs.

At its January 2012 meeting, the Federal Reserve left short-term market interest rates unchanged with stated overnight federal funds rate in a range from 0.00 percent to 0.25 percent, and the prime-lending rate at 3.25 percent, both historical lows. The Federal Reserve stated that this historically low rate environment is expected to persist through at least mid-2014. The longer portion of the yield curve is still expected to be volatile as the market responds to the Federal Reserve actions and global economic events.

Table I shows that earning asset yields declined by 50 basis points in fourth quarter 2011 from fourth quarter 2010 from 5.69 percent to 5.19 percent. This decline in earning asset yields was primarily attributable a significant change in the earning asset mix in fourth quarter 2011 when compared to the same quarter last year and a lower yield on the securities portfolio. In fourth quarter 2011, average securities-held-for sale with a weighted average yield of 2.88 percent totaled $341,456 and represented 30 percent of total average earning assets and loans yielding 6.17 percent represented 70 percent of total average earning assets. This compares to fourth quarter 2010, when the average securities portfolio was $233,566 with a weighted average yield of 3.31 percent and represented 22 percent of total average earning assets, while loans yielding 6.35 percent represented 78 percent of total average earning assets.

While earning asset yields dropped 50 basis points in fourth quarter 2011 compared to fourth quarter 2010, the cost of interest-bearing liabilities declined by 58 basis points. Table I shows that the cost of interest-bearing core deposits fell by 57 basis points from 1.15 percent in fourth quarter 2010 to 0.58 percent in fourth quarter 2011, and declines in rates are evident in all core deposit categories. The cost of wholesale funding also moved down from 2.74 percent in fourth quarter 2010 to 1.72 percent in fourth quarter 2011. All categories of wholesale funding showed a decline in rates.

Table II shows the changes in net interest income due to rate and volume for the quarter ended December 31, 2011, as compared to the quarter ended December 31, 2010. Fourth quarter 2011 interest income including loan fees declined by $448 from 2010, with higher volumes of earning assets increasing interest income by $343, which was more than offset by a $791 decline in interest income due to lower rates. The decline in interest income in fourth quarter 2011 when compared to the same quarter one year ago was more than offset by a $1,138 drop in interest expense. The rate/volume analysis shows interest expense on core deposits and wholesale funding fell by $974 and $164, respectively.

Table I

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Three Months Ended December 31, 2011			Three Months Ended December 31, 2010
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest-earning assets
Federal funds sold and interest-bearing deposits	$107	$1	3.71%	$839	$5	2.36%
Securities available-for-sale:
Taxable	302,490	2,013	2.64%	214,499	1,714	3.17%
Tax-exempt (1)	38,966	463	4.71%	19,067	236	4.91%
Loans held-for-sale	685	7	4.05%	1,568	12	3.04%
Loans, net of deferred fees and allowance (2)	810,053	12,600	6.17%	847,198	13,565	6.35%

Total interest-earning assets (1)	1,152,301	15,084	5.19%	1,083,171	15,532	5.69%

Non earning assets
Cash and due from banks	20,541			25,424
Premises and equipment	20,263			21,023
Goodwill & intangible assets	22,263			22,486
Interest receivable and other	42,349			44,930

Total nonearning assets	105,416			113,863

Total assets	$1,257,717			$1,197,034

Interest-bearing liabilities
Money market and NOW accounts	$498,405	$(647)	-0.52%	$520,294	$(1,263)	-0.96%
Savings deposits	37,568	(21)	-0.22%	33,100	(65)	-0.78%
Time deposits - core (3)	61,577	(213)	-1.37%	87,383	(527)	-2.39%

Total interest-bearing core deposits	597,550	(881)	-0.58%	640,777	(1,855)	-1.15%
Time deposits - non-core	73,988	(337)	-1.81%	68,663	(369)	-2.13%
Federal funds purchased	6,484	(9)	-0.55%	3,394	(5)	-0.58%
FHLB & FRB borrowings	110,043	(481)	-1.73%	68,435	(538)	-3.12%
Trust preferred	8,248	(37)	-1.78%	8,248	(116)	-5.58%

Total interest-bearing wholesale funding	198,763	(864)	-1.72%	148,740	(1,028)	-2.74%

Total interest-bearing liabilities	796,313	(1,745)	-0.87%	789,517	(2,883)	-1.45%
Noninterest-bearing liabilities
Demand deposits	275,212			229,526
Interest payable and other	4,616			4,671

Total noninterest liabilities	279,828			234,197

Total liabilities	1,076,141			1,023,714
Shareholders’ equity	181,576			173,320

Total liabilities and shareholders’ equity	$1,257,717			$1,197,034

Net interest income		$13,339			$12,649

Net interest margin (1)		4.59%			4.63%

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $162 and $83 for the three months ended December 31, 2011, and 2010, respectively. Net interest margin was positively impacted by 5 and 3 basis points, respectively.

(2)	Interest income includes recognized loan origination fees of $86 and $21 for the three months ended December 31, 2011, and 2010, respectively.
(3)	Defined by the Company as demand, interest checking, money market, savings and local non- public time deposits, including local non-public time deposits in excess of $100.

Table II

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Three Months Ended December 31, 2011 compared to December 31, 2010 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$(4)	$—	$(4)
Securities available-for-sale:
Taxable	703	(404)	299
Tax-exempt (1)	246	(19)	227
Loans held-for-sale	(7)	2	(5)
Loans, net of deferred fees and allowance	(595)	(370)	(965)

Total interest-earning assets (1)	343	(791)	(448)

Interest paid on:
Money market and NOW accounts	(53)	(563)	(616)
Savings deposits	9	(53)	(44)
Time deposits - core (2)	(156)	(158)	(314)

Total interest-bearing core deposits	(200)	(774)	(974)
Time deposits - non-core	29	(61)	(32)
Federal funds purchased	5	(1)	4
FHLB & FRB borrowings	327	(384)	(57)
Trust preferred	—	(79)	(79)

Total interest-bearing wholesale funding	361	(525)	(164)

Total interest-bearing liabilities	161	(1,299)	(1,138)

Net interest income (1)	182	508	690

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $162 and $83 for the three months ended December 31, 2011, and 2010, respectively.

(2)	Defined by the Company as demand, interest checking, money market, savings and local non- public time deposits, including local non-public time deposits in excess of $100.

Two tables follow which analyze the changes in net interest income for the years 2011, 2010 and 2009. Table III, “Average Balance Analysis of Net Interest Income,” provides information with regard to average balances of assets and liabilities as well as associated dollar amounts of interest income and interest expense, relevant average yields or rates, and net interest income as a percent of average earning assets. Net interest income and the net interest margin for all periods reported have been adjusted to a tax-equivalent basis using a 35 percent tax rate. Table IV, “Analysis of Changes in Interest Income and Interest Expense,” shows the increase (decrease) in the dollar amount of interest income and interest expense and the differences attributable to changes in either volume or rates.

2011 Compared to 2010

The net interest margin for the full year 2011 was 4.61 percent, a decline of 12 basis points from the 4.73 percent net interest margin for the year 2010. Table III shows that earning asset yields declined by 48 basis points for the year 2011 when compared to 2010 from 5.85 percent to 5.37 percent. The decline in earning assets yields was primarily due to the following factors: 1) a decline in yields on securities available-for-sale, 2) a decline in yields on loans resulting from new loan production booked at rates lower than the portfolio average, and 3) a change in the mix of earning assets as average lower yielding securities represented 27.1 percent of total average earning assets for the year 2011 compared to 18.3 percent in 2010.

Table III also shows the overall cost of interest-bearing liabilities for the year 2011 was down 42 basis points from 1.52 percent in 2010 to 1.10 percent in 2011 and partially offset the decline in earning asset yields. The cost of both interest-bearing core deposits and interest-bearing wholesale funding fell in 2011 when compared to the prior year. The cost of interest-bearing core deposits dropped by 42 basis points in 2011 from 2010, while the cost of interest-bearing wholesale funding also moved down 30 basis points from 2.30 percent in 2010 to 2.00 percent in 2011. In 2011, the Company continued to reduce its use of interest-bearing wholesale funding as evidenced by the $22,649 decline in average balances for 2011 when compared to 2010.

The year-to-date December 31, 2011, rate/volume analysis in Table IV shows that interest income including loan fees decreased by $3,296 from 2010. A change in the mix of volumes of earning assets, specifically a decline in average loans and an increase in average securities, lowered interest income by $553 and lower rates on earning assets decreased interest income by $2,743. The rate/volume analysis shows that interest expense for the year 2011 decreased by $3,557 from 2010. Overall, changes in volumes or changes in volume mix decreased the interest expense by $348 while lower rates on interest-bearing liabilities decreased interest expense by $3,209.

2010 Compared to 2009

The net interest margin for the full year 2010 was 4.73 percent, a decline of 47 basis points from the 5.20 percent net interest margin for the year 2009. Table III shows that earning asset yields declined by 59 basis points for the year 2010 when compared to 2009 from 6.44 percent to 5.85 percent. The decline in earning assets yields was primarily due to the following factors: 1) a decline in yields on securities available-for-sale, 2) a decline in yields on loans resulting from interest reversals on loans placed on nonaccrual status during the year and interest lost on loans on nonaccrual status, and 3) a change in the mix of earning assets as lower yielding average securities represented 18.3 percent of total average earning assets for the year 2010 compared to 9.3 percent in 2009.

Table III also shows the overall cost of interest-bearing liabilities for the year 2010 was down 7 basis points from 1.59 percent in 2009 to 1.52 percent in 2010. While the cost of interest-bearing core deposits fell by 26 basis points in 2010 from 2009, the cost of interest-bearing wholesale funding moved up 64 basis points from 1.66 percent in 2009 to 2.30 percent in 2010. Wholesale funding costs in 2010 increased over the prior year as the Company extended maturities on its wholesale funding throughout 2010 to mitigate its liability-sensitive interest rate risk position. In addition wholesale funding costs increased in 2010, as the Company significantly reduced its use of low cost overnight and short-term borrowings at the FHLB of Seattle and FRB of San Francisco as evidenced by the $100,243 decline in average borrowings for 2010 when compared to 2009.

The year-to-date December 31, 2010, rate/volume analysis shows that interest income including loan fees decreased by $3,386 from 2009. Higher volumes of earning assets, specifically securities, increased interest income by $1,600 and lower rates on earning assets decreased interest income by $4,986. Most of the decline in interest income from lower rates was due to the lower yield on the securities portfolio. The rate/volume analysis shows that interest expense for the year 2010 decreased by only $679 from 2009. Overall, increased volumes or changes in volume mix decreased the interest expense by $149 while lower rates on interest-bearing liabilities decreased interest expense by $530.

Table III

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Twelve Months Ended December 31, 2011			Twelve Months Ended December 31, 2010			Twelve Months Ended December 31, 2009
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest-earning assets
Federal funds sold and interest-bearing deposits	$196	$6	3.06%	$576	$11	1.91%	$326	$5	1.53%
Securities available-for-sale:
Taxable	273,884	8,043	2.94%	188,740	6,284	3.33%	91,100	4,713	5.17%
Tax-exempt (1)	30,540	1,511	4.95%	9,767	504	5.16%	5,449	300	5.51%
Loans held-for-sale	496	25	5.04%	864	35	4.05%	767	35	4.56%
Loans, net of deferred fees and allowance (2)	817,419	50,728	6.21%	886,730	56,775	6.40%	943,021	61,942	6.57%

Total interest-earning assets (1)	1,122,535	60,313	5.37%	1,086,677	63,609	5.85%	1,040,663	66,995	6.44%
Non earning assets
Cash and due from banks	19,914			21,121			17,590
Premises and equipment	20,531			20,813			20,396
Goodwill & intangible assets	22,348			22,571			22,794
Interest receivable and other	41,387			38,107			28,528

Total nonearning assets	104,180			102,612			89,308

Total assets	$1,226,715			$1,189,289			$1,129,971

Interest-bearing liabilities
Money market and NOW accounts	$505,558	$(3,635)	-0.72%	$489,777	$(5,189)	-1.06%	$422,497	$(5,525)	-1.31%
Savings deposits	35,368	(150)	-0.42%	30,785	(286)	-0.93%	24,410	(325)	-1.33%
Time deposits - core (3)	74,938	(1,511)	-2.02%	90,366	(2,360)	-2.61%	77,101	(2,239)	-2.90%

Total interest-bearing core deposits	615,864	(5,296)	-0.86%	610,928	(7,835)	-1.28%	524,008	(8,089)	-1.54%
Time deposits - non-core	65,408	(1,248)	-1.91%	77,087	(1,458)	-1.89%	78,941	(1,464)	-1.85%
Federal funds purchased	7,771	(41)	-0.53%	22,038	(44)	-0.20%	17,603	(83)	-0.47%
FHLB & FRB borrowings	84,634	(1,894)	-2.24%	81,337	(2,325)	-2.86%	181,580	(2,691)	-1.48%
Trust preferred	8,248	(136)	-1.65%	8,248	(510)	-6.18%	8,248	(524)	-6.35%

Total interest-bearing wholesale funding	166,061	(3,319)	-2.00%	188,710	(4,337)	-2.30%	286,372	(4,762)	-1.66%

Total interest-bearing liabilities	781,925	(8,615)	-1.10%	799,638	(12,172)	-1.52%	810,380	(12,851)	-1.59%
Noninterest-bearing liabilities
Demand deposits	263,915			216,154			179,886
Interest payable and other	3,619			2,739			4,235

Total noninterest liabilities	267,534			218,893			184,121

Total liabilities	1,049,459			1,018,531			994,501
Shareholders’ equity	177,256			170,758			135,470

Total liabilities and shareholders’ equity	$1,226,715			$1,189,289			$1,129,971

Net interest income		$51,698			$51,437			$54,144

Net interest margin (1)		4.61%			4.73%			5.20%

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $529, 176, and $105 for the twelve months ended December 31, 2011, 2010, and 2009, respectively. Net interest margin was positively impacted by 5, 1, and 1 basis points, respectively.

(2)	Interest income includes recognized loan origination fees of $102, $538 and $1,294 for the twelve months ended December 31, 2011, 2010, and 2009, respectively.
(3)	Defined by the Company as demand, interest checking, money market, savings and local non- public time deposits, including local non-public time deposits in excess of $100.

Table IV

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	2011 compared to 2010 Increase (decrease) due to			2010 compared to 2009 Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$(7)	$2	$(5)	$4	$2	$6
Securities available-for-sale:
Taxable	2,835	(1,076)	1,759	5,051	(3,480)	1,571
Tax-exempt (1)	1,072	(65)	1,007	238	(34)	204
Loans held-for-sale	(15)	5	(10)	4	(4)	—
Loans, net of deferred fees and allowance	(4,438)	(1,609)	(6,047)	(3,697)	(1,470)	(5,167)

Total interest-earning assets (1)	(553)	(2,743)	(3,296)	1,600	(4,986)	(3,386)

Interest paid on:
Money market and NOW accounts	167	(1,721)	(1,554)	880	(1,216)	(336)
Savings deposits	43	(179)	(136)	85	(124)	(39)
Time deposits - core (2)	(403)	(446)	(849)	385	(264)	121

Total interest-bearing core deposits	(193)	(2,346)	(2,539)	1,350	(1,604)	(254)
Time deposits - non-core	(221)	11	(210)	(34)	28	(6)
Federal funds purchased	(28)	25	(3)	21	(60)	(39)
FHLB & FRB borrowings	94	(525)	(431)	(1,486)	1,120	(366)
Trust preferred	—	(374)	(374)	—	(14)	(14)

Total interest-bearing wholesale funding	(155)	(863)	(1,018)	(1,499)	1,074	(425)

Total interest-bearing liabilities	(348)	(3,209)	(3,557)	(149)	(530)	(679)

Net interest income (1)	$(205)	$466	$261	$1,749	$(4,456)	$(2,707)

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $529, 176, and $105 for the twelve months ended December 31, 2011, 2010, and 2009, respectively.

(2)	Defined by the Company as demand, interest checking, money market, savings and local non- public time deposits, including local non-public time deposits in excess of $100.

Provision for Loan Losses

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

The provision for loan losses was $12,900 in 2011 compared to $15,000 for the year 2010. The decrease in the 2011 provision for loan losses when compared to 2010 was primarily due to reductions in the levels of classified and nonperforming assets. Classified assets at December 31, 2011, were $68,493, down $41,258 from classified assets of $109,751 at December 31, 2010. Classified assets as a percentage of regulatory capital were 38.91 percent at December 31, 2011, compared to 63.39 percent at December 31, 2010. Nonperforming assets at December 31, 2011, were $37,099, down $9,164 or 19.8 percent from the prior year end. Net charge offs for the year 2011 were $14,529 or 1.74 percent of average loans and were up $2,732 over net charge offs of $11,797 for 2010, or 1.30 percent of average loans. Net charge offs in the current year included a charge off of $5,190 on a single commercial land development loan recorded during the fourth quarter 2011. As a result of the decline in classified assets and nonperforming assets in 2011 and further reductions expected in 2012, the Company anticipates net charge offs and the provision for loan losses in 2012 will be reduced from 2011 levels.

The provision for loan losses totaled $15,000 in 2010 compared to $36,000 in 2009. The decrease in the provision for 2010 when compared to 2009 was primarily due to a significant reduction in exposure to construction and land development loans. These loans totaled $83,455 or 9.7 percent of outstanding loans at December 31, 2010, down $77,887 from the $161,342 or 17.1 percent of outstanding loans reported at December 31, 2009. The Company’s reduced exposure to risk was further evidenced by a substantial decrease in net loan charge offs during 2010. Net loan charge offs totaled $11,797 in 2010 compared to $33,613 in 2009. The decline in net charge offs was primarily centered in construction and land development loans. Net charge offs in this category were $4,440 in 2010 compared to $20,950 in 2009.

At December 31, 2011, the Company had $37,099 in nonperforming assets, net of government guarantees, or 2.92 percent of total assets, compared to $46,263 or 3.82 percent of total assets at December 31, 2010. The schedule below provides a more detailed breakdown of nonperforming assets by loan type at December 31, 2011, and December 31, 2010:

NONPERFORMING ASSETS

	December 31, 2011	December 31, 2010
Nonaccrual loans
Real estate secured loans:
Permanent loans:
Multi-family residential	$—	$1,010
Residential 1-4 family	3,426	6,123
Owner-occupied commercial	5,138	1,622
Nonowner-occupied commercial	525	8,428
Other loans secured by real estate	50	538

Total permanent real estate loans	9,139	17,721
Construction loans:
Multi-family residential	—	1,985
Residential 1-4 family	757	2,493
Commercial real estate	933	1,671
Commercial bare land and acquisition & development	7,837	91
Residential bare land and acquisition & development	1,929	1,032

Total real estate construction loans	11,456	7,272

Total real estate loans	20,595	24,993
Commercial loans	5,999	8,033
Consumer loans	—	—

Total nonaccrual loans	26,594	33,026
90 days past due and accruing interest	—	—
Total nonperforming loans	26,594	33,026
Nonperforming loans guaranteed by government	(495)	(1,056)

Net nonperforming loans	26,099	31,970
Other real estate owned	11,000	14,293

Total nonperforming assets, net of guaranteed loans	$37,099	$46,263

Nonperforming loans to outstanding loans	3.18%	3.73%
Nonperforming assets to total assets	2.92%	3.82%

Nonperforming assets at December 31, 2011, consist of $26,594 of nonaccrual loans (net of $495 in government guarantees) and $11,000 of other real estate owned. Total nonperforming assets at December 31, 2011, were down $9,164 from nonperforming assets at December 31, 2010, as the Company was able to resolve many of its problem loans and other real estate owned. Other real estate owned at December 31, 2011, consisted of 19 properties. The most significant other real estate owned properties at December 31, 2011, were a nonowner-occupied commercial building valued at $4,525, a commercial land development loan valued at $1,425, and a single-family residence valued at $1,325.

The allowance for loan losses at December 31, 2011, was $14,941 (1.82 percent of gross outstanding loans, excluding loans held-for-sale) compared to $16,570 (1.93 percent of loans) and $13,367 (1.42 percent of loans) at years ended 2010 and 2009, respectively. At December 31, 2011, the Company has also reserved $205 for possible losses on unfunded loan commitments, which is classified in other liabilities. The 2011 ending allowance includes $455 in specific allowance for $30,094 in nonperforming loans (net of government guarantees). At December 31, 2010, the Company had $31,970 in nonperforming loans (net of government guarantees) with a specific allowance of $86 assigned.

While the Company saw some positive trends in 2011 with its resolution of classified assets and nonperforming assets, management cannot predict with certainty the level of the provision for loan losses, the level of the allowance for loans losses, nor the level of nonperforming assets in future quarters as a result of uncertain economic conditions. At December 31, 2011, and as shown in this document in Item 8, Notes to Consolidated Financial Statements, Note 3, the Company’s unallocated reserves were $1,707 or 11.4 percent of the total allowance for loan losses at year-end, which represented a $513 increase over December 31, 2010. Management believes that the allowance for loan losses at December 31, 2011, is adequate and this level of unallocated reserves was prudent in light of the economic conditions and uncertainty that exists in the Northwest markets that the Company serves.

Noninterest Income

Noninterest income is derived from sources other than fees and interest on earning assets. The Company’s primary sources of noninterest income are service charge fees on deposit accounts, merchant bankcard activity, and business credit card interchange.

2011 Compared to 2010

Noninterest income for the year 2011 was $5,866, up $1,217 or 26 percent over the same period in 2010. Gains on the sales of securities during 2011 accounted for $1,055 of the increase in noninterest income when the OTTI charge from 2010 is included in 2010 results. Excluding gains and losses on the sale of securities, noninterest income for the year 2011 was up $162 or 3 percent over the same period in 2010. All categories of noninterest income with the exception of mortgage banking income showed improvement for the year 2011 when compared to 2010. Other fees, primarily merchant bankcard were up $71 or 5 percent in 2011 over 2010 as both transaction volumes and margins continued to improve. Account service charges also showed an increase up $105 or 6 percent resulting from recent changes in service charge structure on business accounts. Loan servicing fees and the other income category also show small increases with loan servicing fees up $12 and other income up $15. During the fourth quarter 2011, the Company invested $15,000 in BOLI that resulted in $38 of noninterest income during the fourth quarter 2011 and for the year 2011. The BOLI investment is expected to add $125 to $150 in noninterest income quarterly and $550 to $600 annually during 2012.

2010 Compared to 2009

Noninterest income for the year 2010 was $4,649, up $244 or 6 percent over noninterest income of $4,405 reported for the full year 2009. Excluding the $226 OTTI recognized during the second quarter 2010, noninterest income would have been up $470 over last year. For the year 2010, other fee income, which consists primarily of merchant bankcard fees, was up $309 or 26 percent as sales transaction volumes rose significantly in 2010 when compared to 2009. Total transaction volume in 2010 was nearly $205,000 compared to approximately $173,000 in 2009. The other income category was up $269 or 27 percent due to increased business credit card interchange, one-time fee income of $164 related to other real estate rental income and a fee related to the disposition of problem loans. In addition, during 2010, the Company recorded a $45 gain on sale of securities. The increase in these categories was offset by declines in account service charges of $139 and mortgage banking revenues of $36. Account service charges were down due to lower volumes of nonsufficient funds (“NSF”) and overdraft (“OD”) fees and a decline in hard dollar fee income from analyzed business accounts. The decline in hard dollar fee income on analyzed accounts was the result of higher balances maintained by clients and a higher earnings credit during 2010 both of which contributed to lower levels of fees collected on analyzed accounts. The decline in mortgage revenues of $36 was related to a much lower level of new originations as home sales volumes and refinancing opportunities continued to drop due to the decline in home values.

Noninterest Expense

Noninterest expense represents all expenses other than the provision for loan losses and interest costs associated with deposits and other interest-bearing liabilities. It incorporates personnel, premises and equipment, data processing and other operating expenses.

2011 Compared to 2010

Noninterest expense for the year 2011 was $37,076, up $3,982 or 12 percent over the same period in 2010. All categories of expense showed an increase with the exception of premises and equipment expense and FDIC assessments. The largest increases in noninterest expense categories were in four categories: 1) personnel expense, 2) business development, 3) other real estate, and 4) the other expense category. The increase in personnel expense was primarily related to increased base salaries and incentive compensation, lower loan origination costs, and increased group insurance expense. Base salaries and incentive compensation were up $736 or 5 percent and $84 or 5 percent, respectively, for the year 2011, while loan origination cost (a reduction to personnel expense) declined by $388 or 18 percent when compared to 2010. The increase in base salaries reflects staff additions made during 2011 and performance increases for existing staff. The accrual for incentive compensation is up as a result of slightly better corporate performance in 2011 when compared to the prior year. Loan origination costs were down in 2011 primarily due to changes in costs implemented during the latter part of 2010. A portion of the increases in these categories was offset by a drop of $265 in equity-based compensation, which was lower due to reversals of prior period accruals for cash-settled stock appreciation rights (“SARs”). The $1,991 increase in other real estate expense resulted primarily from valuation write downs recorded during 2011, which totaled $2,759 in the current year. The other noninterest expense category increase was $970 or up 15 percent and primarily due to increases in expenses related to problem assets, specifically legal fees and repossession and collection expense, which were up $189 and $149, respectively. Other expense categories contributing to the increase in the other expense line item include: 1) insurance expense up $52, 2) accounting fees up $135, 3) telephone expense up $90, 4) travel expense up $63, and 4) training related expenses up $37.

2010 Compared to 2009

For the year 2010, noninterest expense was $33,094, up $1,932 or 6 percent from the year 2009. All categories of expense were up over the prior year with the exception of business development costs which were down $228 in 2010 when compared to 2009. Total personnel expenses were up by $666, primarily due to increases in base salaries, equity-based and incentive compensation, group insurance, and 401k contributions totaling approximately $1,051. Increases in these categories were partially offset by an increase in loan origination costs of $479, which are booked as a credit against salary expenses. Incentive compensation and the 401k contributions are performance-based payments and were significantly lower in 2009 as a result of the net loss reported for the year. Equity-based compensation increased as a result of accruals for cash-settled stock appreciation rights. Group insurance expense in 2009 was also significantly lower than in 2010, as actual claims experience was lower than projected resulting in reversals of accruals for the Company’s self-insured medical plan during 2009. In addition to personnel expense, FDIC assessments, other real estate expense and the other expense category also showed significant increases, up $216, $496 and $457 respectively. The increase in FDIC assessments was the result of increased premiums combined with higher levels of deposits. When the $510 expense in 2009 for the special assessment is excluded, FDIC assessments would have been up $726 in 2010 over 2009. The increase in other real estate expense was primarily due to valuation write downs taken throughout 2010 as property values continued to decline. The increase in the other expense category was primarily due to the increase in legal fees and repossession and collection costs associated with the resolution of problem loans.

BALANCE SHEET

Securities Available-for-sale

At December 31, 2011, the Company had $346,542 in securities classified as available-for-sale. At December 31, 2011, $63,264 of these securities were pledged as collateral for FHLB of Seattle borrowings and public deposits in Oregon and Washington.

At December 31, 2011, the securities available-for-sale totaled $346,542, up $92,635 over December 31, 2010. At December 31, 2011, the portfolio had an unrealized taxable gain of $5,741 compared to an unrealized taxable gain of $1,956 at December 31, 2010. During 2011, the Company purchased $192,365 in new securities, while receiving $62,566 in cash flow from maturities and pay downs on mortgage-back securities. Purchases during the year 2011 were high-quality agency mortgage-backed securities, many of which were zero percent risk-weighted, bullet agencies, and longer-term taxable and tax-exempt municipals. These purchases were part of a three-pronged strategy to 1) add liquidity to the asset side of the balance sheet, 2) provide earnings in light of declining loan volumes and growth in core deposits, and 3) hedge the balance sheet against a rates-up scenario due to the Company’s liability sensitive position. However, due to the prospect of a low interest rate environment for an extended period of time, the Company expanded purchases of longer-term municipals to take advantage of the steep yield curve and provide additional income. At December 31, 2011, the portfolio had an average life of 4.0 years and duration of 3.4 years. That compares to an average life and duration of 3.8 years and 3.3 years, respectively at December 31, 2010. While a portion of the increase in average life and duration were related to purchases of longer-term municipals, the increase was also influenced by purchases of longer duration mortgage-backed securities with an average life of six years. Also, despite the increase in the average life, the portfolio is structured to generate sufficient cash flow to allow reinvestment at higher rates should interest rates move up. In a rates unchanged environment, approximately $71,147 in cash flow is anticipated during 2012. Going forward, purchases will be dependent upon core deposit growth, loan growth, and the Company’s interest rate risk position.

At year-end 2011, $11,927 or 3.4 percent of the total securities portfolio was composed of private-label mortgage-backed securities. This portfolio consists of 28 individual securities. During the fourth quarter 2011, management determined it was prudent to recognize OTTI on one of its private-label mortgage-backed securities. Based on analysis, it was determined that it was unlikely the full amount of the Company’s investment would be collected on these securities. The OTTI resulted in a principal write down of $10. Management reviews monthly all available information, including current and projected default rates and current and projected loss severities, related to the collectability of its potentially impaired investment securities and determined no additional OTTI was required during the remainder of 2011. However, recognition of additional OTTI on the private-label mortgage-backed portion of the portfolio is possible in future quarters depending upon economic conditions, default rates on home mortgages, loss severities on foreclosed homes, unemployment levels, and home values.

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

Loans

At December 31, 2011, outstanding gross loans excluding loans held-for-sale, were $820,829, down $36,139 from outstanding loans of $856,968 at December 31, 2010. A summary of outstanding loans by market for the years ended December 31, 2011, and December 31, 2010, follows:

Loans	Balance December 31, 2011	Balance December 31, 2010	2011 vs. 2010
			$ Increase (Decrease)	% Increase (Decrease)
Eugene market gross loans, period-end	$250,345	$257,562	$(7,217)	-2.8%
Portland market gross loans, period-end	406,316	404,965	1,351	0.3%
Seattle market gross loans, period-end	164,168	194,441	(30,273)	-15.6%

Total gross loans, period-end	$820,829	$856,968	$(36,139)	-4.2%

Two of the Company’s three primary markets showed a decline in outstanding loans at December 31, 2011, when compared to December 31, 2010. The exception was the Portland market which experienced an increase of $1,351 in outstanding loans. The decrease in Eugene and Seattle market loans was primarily related to a planned contraction in residential and commercial construction loans in these two markets. The decline in the Seattle market was more pronounced as this market had higher exposure to these categories of loans. A portion of the contraction in these two markets was offset by increased lending in permanent owner-occupied commercial real estate loans and commercial and industrial loans, primarily related to new loans in the health care industry, including dental related loans. Permanent owner-occupied loans grew by $5,722 or 2.8 percent, while commercial and industrial loans grew by $29,566 or 12.2 percent during 2011. Much of the growth in commercial and industrial loans was due to increased lending to dental professionals.

Despite the 2011 contraction in the loan portfolio, the Company experienced improved lending activity during the year when compared to the prior year with $370,338 in loan production, including both new and renewed loans, of which $192,160 were new loans. In addition, the Company’s loan pipelines in all three markets strengthened as the year 2011 progressed, and the Company expects these pipelines will translate into net growth in outstanding loans during 2012.

The Company continued to expand outstanding loans to dental professionals during the year 2011. Outstanding loans to dental professionals at December 31, 2011, totaled $208,489 or 25.4 percent of the loan portfolio compared to $177,229 or 20.7 percent of the loan portfolio at December 31, 2010. At December 31, 2011, $21,048 or 10.1 percent of the outstanding dental loans are supported by government guarantees. Loans to dental professionals include loans for such purposes as starting up a practice, acquisition of a practice, equipment financing, owner-occupied facilities, and working capital. In addition to growth in the dental industry, growth was also experienced in the wider healthcare field with loans to physicians, surgeons, optometrists, family practitioners, and medical specialists. During 2011, the Company expanded its dental lending expertise and now originates out-of-market loans. Out-of-market loans are maintained and serviced by Bank personnel located in Eugene, Portland, and Seattle and are included in each of those respective markets in the schedule above based on the location of servicing. More detailed data on the Company’s dental loan portfolio and the credit quality of this portfolio can be found in Note 4 of the Notes to Consolidated Financial Statements.

Detailed credit quality data on the entire loan portfolio can be found in Note 3 of the Notes to Consolidated Financial Statements, in Item 8 below. Additionally, more detailed information on the loan portfolio, including outstanding loans by type, maturity structure, and repricing characteristics of the portfolio, can be found in the statistical information section of Item 1, Business and in Note 3 of the Notes to Consolidated Financial Statements in Item 8 below.

Goodwill and Intangible Assets

At December 31, 2011, the Company had a recorded balance of $22,031 in goodwill from the November 30, 2005 acquisition of NWB Financial Corporation and its wholly owned subsidiary Northwest Business Bank (“NWBF”). In addition, at December 31, 2011, the Company had $204 core deposit intangible assets resulting from the acquisition of NWBF. The core deposit intangible was determined to have an expected life of approximately seven years and is being amortized through November 2012 using the straight-line method. During 2011, the Company amortized $223 of the core deposit intangible. In accordance with generally accepted accounting principles, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment. Management performed an impairment analysis at December 31, 2011, and determined there was no impairment of the goodwill at the time of the analysis.

Deferred Tax Assets

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. At December 31, 2011, the Company had a net deferred tax asset of $7,308. Deferred tax assets are reviewed for recoverability and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain. In light of the Company’s historical performance, management anticipates that the deferred tax assets will be fully utilized to offset future income taxes and that no valuation allowance is required. Additional disclosures regarding the components of the net deferred tax asset are included in Note 12 of the Notes to Consolidated Financial Statements in Item 8 of this document.

Deposits

Outstanding deposits at December 31, 2011, were $965,254, an increase of $6,295 over outstanding deposits of $958,959 at December 31, 2010. Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and local non-public time deposits, including local non-public time deposits in excess of $100, were $885,843, down $9,995 from outstanding core deposits of $895,838 at December 31, 2010. At December 31, 2011, and 2010, core deposits represented 92 percent and 93 percent, respectively, of total deposits. Year-to-date average core deposits, a measurement that removes daily volatility, were $879,779 at December 31, 2011, an increase of $52,697 or 6.4 percent over average core deposits of $827,082 at December 31, 2010.

A summary of outstanding deposits by market for the years 2011 and 2010 follows:

Deposits	Balance December 31, 2011	Balance December 31, 2010	2011 vs. 2010
			$ Increase (Decrease)	% Increase (Decrease)
Eugene market core deposits, period-end	$526,928	$538,011	$(11,083)	-2.1%
Portland market core deposits, period-end	237,230	239,991	(2,761)	-1.2%
Seattle market core deposits, period-end	121,685	117,836	3,849	3.3%

Total core deposits, period-end	885,843	895,838	(9,995)	-1.1%
Other deposits, period-end	79,411	63,121	16,290	25.8%

Total deposits, period-end	$965,254	$958,959	$6,295	0.7%

The Eugene and Portland markets experienced a slight decline in core deposits while the Seattle market showed a modest increase in core deposits. All three markets were successful in acquiring new deposit relationships and deepening existing relationships with existing clients. The minor decrease in core deposits primarily relates to fluctuations in large depositor balances. Because of its strategic focus on business banking and banking for nonprofits, the Company attracts a number of large depositors that account for a significant portion of the core deposit base. At December 31, 2011, large depositors, generally defined as relationships with $1,000 or more in deposits, accounted for $323,023 of the Company’s total core deposit base and represented 36.5 percent of outstanding core deposits. For more information on the Company’s large depositors and management of these relationships, see the Liquidity Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this document. Additional information on deposits may also be found in Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this document.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures at December 31, 2011, which were issued in conjunction with the 2005 acquisition of NWBF and had an interest rate of 6.265 percent that was fixed through January 2011. In January 2011, the rate on the junior subordinated debentures changed to three-month LIBOR plus 135 basis points. The current rate on junior subordinated debentures is approximately 1.92 percent. As of December 31, 2011, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital purposes. Additional information regarding the terms of the junior subordinated debentures, including maturity/repricing dates and interest rate, is included in Note 11 of the Notes to Consolidated Financial Statements in Item 8 below.

CAPITAL RESOURCES

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the issuance of new stock whether through stock offerings or through the exercise of equity awards. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Shareholders’ equity at December 31, 2011, was $178,866, an increase of $6,628 over December 31, 2010. The increase in shareholders’ equity during 2011 was the result of an increase in retained earnings combined with an increase in accumulated other comprehensive income.

The Federal Reserve Board and the FDIC have in place guidelines for risk-based capital requirements applicable to U.S. bank holding companies and banks. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in three ways. First, by measuring Tier 1 capital to leverage assets, followed by two tiers of capital measurement used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. These guidelines require a minimum of 4 percent Tier 1 capital to leverage assets, 4 percent Tier 1 capital to risk-weighted assets, and 8 percent total capital to risk-weighted assets. In order to be classified as well-capitalized, the highest capital rating, by the Federal Reserve and FDIC, these three ratios must be in excess of 5.00 percent, 6.00 percent and 10.00 percent, respectively. The Company’s leverage capital ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio were 13.09 percent, 17.97 percent and 19.22 percent, respectively at December 31, 2011, all ratios being well above the minimum well-capitalized designation. At December 31, 2011, the Bank’s leverage capital ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio were 12.51 percent, 17.15 percent and 18.41 percent, also all well over the minimum well-capitalized designation by the FDIC.

The Company generally pays cash dividends on a quarterly basis, typically in March, June, September and December of each year. The Board of Directors considers the dividend amount quarterly and takes a broad perspective in its dividend deliberations including a review of recent operating performance, capital levels and concentrations of loans as a percentage of capital, and growth projections. The Board also considers dividend payout ratios, dividend yield and other financial metrics in setting the quarterly dividend. The Company declared and paid cash dividends of $0.10 per share for the year 2011, compared to $0.04 per share for the year 2010.

Subsequent to the end of the year at its February 21, 2012, meeting, the Board of Directors approved a dividend of $0.05 per share to be paid on March 15, 2012. The Company has sufficient liquidity to maintain this level of dividend throughout 2012 and would not require any dividend from the Bank to the Company in support of this level of cash dividend to shareholders.

The Company projects that earnings retention in 2012 and existing capital will be sufficient to fund anticipated organic asset growth while maintaining a well-capitalized designation from all regulatory agencies.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Company commits to extensions of credit and issues letters of credit. The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2011, the Company had $118,867 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Company to guarantee performance of a customer to a third-party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At December 31, 2011, the Company had $1,163 in letters of credit and financial guarantees written.

In the normal course of business under the provisions of the Company’s investment policy, additional investment securities may be purchased from time to time. At December 31, 2011, the Company had committed to purchase four mortgage-backed securities with a book value of $9,822 that were not scheduled to settle until January of 2012.

The Company has certain other financial commitments. These future financial commitments at December 31, 2011, are outlined below:

Contractual Obligations (dollars in thousands)	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Junior subordinated debentures	$8,248	$—	$—	$—	$8,248
FHLB borrowings	101,500	60,500	35,500	5,500	—
Overnight Fed Funds Borrowed	12,300	12,300	—	—	—
Time deposits	140,821	66,253	19,384	31,576	23,608
Operating lease obligations	6,082	1,096	2,097	650	2,239

	$268,951	$140,149	$56,981	$37,726	$34,095

LIQUIDITY AND CASH FLOWS

Liquidity is the term used to define the Company’s ability to meet its financial commitments. The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds. The Company derives liquidity through core deposit growth, maturity of investment securities and loan payments. Core deposits include demand, interest checking, money market, savings and local non-public time deposits including local non-public time deposits in excess of $100. Additional liquidity and funding sources may be provided through the sale of loans or securities, access to national CD markets, and both secured and unsecured borrowings. The Company uses a number of measurements to monitor its liquidity position on a daily, weekly and monthly basis, which includes its ability to meet both short-term and long-term obligations and requires the Company to maintain a certain amount of liquidity on the asset side of its balance sheet. The Company also prepares quarterly projections of its liquidity position 30 days, 90 days, 180 days and 1 year into the future. In addition, the Company prepares a Liquidity Contingency Plan at least semi-annually that is strategic in nature and forward-looking to test the ability of the Company to fund a liquidity shortfall arising from various events. The Liquidity Contingency Plan is presented and reviewed by the Company’s Asset and Liability Committee.

Core deposits at December 31, 2011, were $885,843 and represented 92 percent of total deposits. Since outstanding loans declined during 2011, the Company continued to expand its securities portfolio. At December 31, 2011, the Company’s securities portfolio totaled $346,542 and represented 27 percent of total assets. At December 31, 2011, $63,264 of the securities portfolio was pledged to support public deposits and a portion of the Company’s secured borrowing line at the FHLB leaving $283,278 of the securities portfolio unencumbered and available-for-sale. In addition, at December 31, 2011, the Company had $42,575 of government guaranteed loans that could be sold in the secondary market that also supported the Company’s liquidity position.

Due to its strategic focus to market to specific segments, the Company has been successful in developing deposit relationships with several large clients, which are generally defined as deposit relationships of $1,000 or more. These relationships are closely monitored by management and Company officers. At December 31, 2011, 37 large deposit relationships with the Company accounted for 36.5 percent of total outstanding core deposits. The single largest client represented 5.4 percent of outstanding core deposits at December 31, 2011. The loss of this deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity. The Company employs a 10-point risk-rating system to evaluate each of its large depositors in order to assist management in its daily monitoring of the volatility of this portion of its core deposit base. The risk-rating system attempts to determine the stability of the deposits of each large depositor evaluating, among other things, the length of time the depositor has been with the Company and the likelihood of loss of individual large depositor relationships. Company management and officers maintain close relationships and hold regular meetings with its large depositors to assist in management of these relationships. The Company expects to maintain these relationships and believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients and regularly tests its ability to mitigate the loss of multiple large depositor relationships in its Liquidity Contingency Plan.

At December 31, 2011, the Company had secured borrowing lines with the Federal Home Loan Bank of Seattle (“FHLB”) and the Federal Reserve Bank of San Francisco (“FRB”) along with unsecured borrowing lines with various correspondent banks totaling $393,649. The Company’s secured lines with the FHLB were limited to $237,422 based on the amount of FHLB stock owned. Additionally, the Company had pledged $253,961 in discounted collateral value in commercial real estate loans, first and second lien single-family residential loans, multi-family loans, and securities to the FHLB. The Company’s secured lines with the FRB were limited by the amount of collateral pledged. At December 31, 2011, certain commercial and commercial real estate loans with a discounted value of $68,227 were pledged to the FRB under the Company’s Borrower-In-Custody program. The Company’s unsecured correspondent bank lines were $88,000. At December 31, 2011, the Company had $101,500 in borrowings outstanding from the FHLB, $0 outstanding with the Federal Reserve Bank of San Francisco, and $12,300 outstanding on its overnight correspondent bank lines, leaving a total of $279,849 available on it secured and unsecured borrowing lines.

As disclosed in the Consolidated Statements of Cash Flows in Item 8 of this report, net cash provided by operating activities was $28,866 during 2011. The difference between cash provided by operating activities and net income largely consisted of non-cash items including a $12,900 provision for loan losses. Net cash of $86,110 was used in investing activities, consisting principally of $192,365 in purchases of investment securities and $15,000 in purchases of bank-owned life insurance policies. These were partially offset by proceeds from investment securities of $98,982, net loan principal collections of $12,581, and proceeds on sale of other real estate owned of $10,216. Cash provided by financing activities was $51,412 and primarily consisted of an increase in federal funds purchased and FHLB short-term borrowings of $56,800, offset by $10,000 in FHLB term advance repayments.

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

Interest rate risk is managed through the monitoring of the Company’s balance sheet by subjecting various asset and liability categories to interest rate shocks and gradual interest rate movements over a one-year period of time. Interest rate shocks use an instantaneous adjustment in market rates of large magnitudes on a static balance sheet to determine the effect such a change in interest rates would have on the Company’s net interest income and capital for the succeeding twelve-month period. Such an extreme change in interest rates and the assumption that management would take no steps to restructure the balance sheet does limit the usefulness of this type of analysis. This type of analysis tends to provide a best-case or worst-case scenario. In addition to the interest rate shock analysis, the Company also prepares a three-year forecast of the balance sheet and income statement using a flat rate scenario, i.e., rates unchanged and a most-likely rate scenario where rates are projected to change based on management’s analysis of expected economic conditions and interest rate environment. This analysis takes into account growth in loans and deposits and management strategies that could be employed to maximize the net interest margin and net interest income.

The Company utilizes in-house asset/liability modeling software, ProfitStar, to determine the effect changes in interest rates have on net interest income. Interest rate shock scenarios are modeled in a parallel shift of the yield curve in 100 basis point increments (plus or minus) in the federal funds rate. The Company shocks the balance sheet at one, two and three years into the future to provide management with both short-term and long-term interest rate risk information. Although certain assets and liabilities may have similar repricing characteristics they may not react correspondingly to changes in market interest rates. In the event of a change in interest rates, prepayment of loans and early withdrawal of time deposits would likely deviate from those previously assumed. Increases in market rates may also affect the ability of certain borrowers to make scheduled principal payments.

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

At December 31, 2011, the Company was liability sensitive, meaning that in a rising rate environment, the net interest margin and net interest income would decline. The Company’s interest rate risk position was primarily due to three factors: 1) active floors on $243,082 of variable rate loans, 2) a proportional change in the Company’s loan mix as a result of reducing its exposure to certain real estate construction loans, which are typically prime-based variable rate loans, and 3) an increase in the average life of the securities portfolio as a result of purchases of longer-term taxable and tax-exempt municipals and extension of the life of agency mortgage-back securities due to rising long-term rates. Also contributing to the liability sensitive position is the large percentage of the Company’s core deposit base in the form of non-maturity deposits. These deposits may be subject to immediate repricing if market interest rates move up.

The following table shows the estimated impact on net interest income at one year of interest rate changes plus 400 basis points and minus 200 basis points in 100 basis point increments. The base figure of $51,169 used in the analysis represents the actual net interest income for the year 2011. Due to the various assumptions used for this modeling and potential balance sheet strategies management may implement to mitigate interest rate risk, no assurance can be given that projections will reflect actual results.

Interest Rate Shock Analysis

Net Interest Income and Market Value Performance

($ in thousands)

Projected Interest Rate Change	$ Estimated Value	Net Interest Income $ Change From Base	Change From Base
400	39,998	-11,171	-21.83%
300	42,793	-8,376	-16.37%
200	45,544	-5,625	-10.99%
100	48,299	-2,870	-5.61%
Base	51,169	0	0.00%
-100	49,857	-1,312	-2.56%
-200	49,001	-2,168	-4.24%

ITEM 8	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Pacific Continental Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Pacific Continental Corporation and Subsidiary (Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statements presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Continental Corporation and Subsidiary as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Pacific Continental Corporation and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Portland, Oregon

March 09, 2012

Pacific Continental Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	19,807	25,424
Interest-bearing deposits with banks	52	267

Total cash and cash equivalents	19,859	25,691

Securities available-for-sale	346,542	253,907
Loans held for sale	1,058	2,116
Loans, less allowance for loan losses and net deferred fees	805,211	839,815
Interest receivable	4,725	4,371
Federal Home Loan Bank stock	10,652	10,652
Property and equipment, net of accumulated depreciation	20,177	20,883
Goodwill and intangible assets	22,235	22,458
Deferred tax asset	7,308	10,188
Taxes receivable	1,671	0
Other real estate owned	11,000	14,293
Prepaid FDIC assessment	2,782	4,387
Bank-owned life insurance	15,038	0
Other assets	1,974	1,415

Total assets	1,270,232	1,210,176

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	278,576	234,331
Savings and interest-bearing checking	545,856	574,333
Time $100,000 and over	72,436	63,504
Other time	68,386	86,791

Total deposits	965,254	958,959
Federal funds and overnight funds purchased	12,300	0
Federal Home Loan Bank borrowings	101,500	67,000
Junior subordinated debentures	8,248	8,248
Accrued interest and other payables	4,064	3,731

Total liabilities	1,091,366	1,037,938

Commitments and contingencies (Notes 6 and 16)
Shareholders’ equity
Common stock, shares authorized: 50,000,000; shares issued and outstanding: 18,435,084 at December 31, 2011, and 18,415,132 at December 31, 2010	137,844	137,062
Retained earnings	37,468	33,969
Accumulated other comprehensive income	3,554	1,207

	178,866	172,238

Total liabilities and shareholders’ equity	1,270,232	1,210,176

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Interest and dividend income
Loans	50,753	56,810	61,977
Securities	9,025	6,612	4,908
Federal funds sold & interest-bearing deposits with banks	6	11	5

	59,784	63,433	66,890

Interest expense
Deposits	6,544	9,293	9,553
Federal Home Loan Bank & Federal Reserve borrowings	1,894	2,325	2,691
Junior subordinated debentures	136	510	524
Federal funds purchased	41	44	83

	8,615	12,172	12,851

Net interest income	51,169	51,261	54,039
Provision for loan losses	12,900	15,000	36,000

Net interest income after provision for loan losses	38,269	36,261	18,039

Noninterest income
Service charges on deposit accounts	1,816	1,711	1,850
Other fee income, principally bankcard	1,576	1,505	1,196
Net gain on sale of investment securities	884	45	0
Mortgage banking income	191	270	306
Loan servicing fees	106	94	72
Bank-owned life insurance income	38	0	0
Impairment losses on investment securities (OTTI)	-10	-226	0
Other noninterest income	1,265	1,250	981

	5,866	4,649	4,405

Noninterest expense
Salaries and employee benefits	18,875	17,657	16,991
Premises and equipment	3,444	3,462	3,225
Other real estate expense	3,307	1,316	820
FDIC insurance assessment	1,692	2,143	1,927
Business development	1,521	1,273	1,501
Bankcard processing	618	594	506
Other noninterest expense	7,619	6,649	6,192

	37,076	33,094	31,162

Income (loss) before income tax provision (benefit)	7,059	7,816	-8,718
Income tax provision (benefit)	1,718	2,724	-3,839

Net income (loss)	5,341	5,092	-4,879

Earnings (loss) per share
Basic	0.29	0.28	-0.35

Diluted	0.29	0.28	-0.35

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Net income (Loss)	5,341	5,092	-4,879
Other comprehensive income:
Available-for-sale securities:
Unrealized gains arising during the year	4,678	2,207	2,158
Reclassification adjustment for gains realized in net income	-884	-45	0
Other than temporary impairment	10	226	0
Income tax expense	-1,457	-914	-807

Total other comprehensive income, net of tax	2,347	1,474	1,351

Total comprehensive income (loss)	7,688	6,566	-3,528

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2011, 2010, and 2009

(In thousands, except share amounts)

	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2009	12,079,691	80,019	37,764	-1,618	116,165
Net loss			-4,879		-4,879
Other comprehensive income, net of tax				1,351	1,351
Stock issuance	6,270,000	55,293			55,293
Stock options exercised and related tax benefit	44,082	440			440
Share-based compensation		564			564
Cash dividends			-3,272		-3,272

Balance, December 31, 2009	18,393,773	136,316	29,613	-267	165,662
Net income			5,092		5,092
Other comprehensive income, net of tax				1,474	1,474
Stock issuance	4,952	38			38
Stock options exercised and related tax benefit	16,407	115			115
Share-based compensation		593			593
Cash dividends			-736		-736

Balance, December 31, 2010	18,415,132	137,062	33,969	1,207	172,238
Net income			5,341		5,341
Other comprehensive income, net of tax				2,347	2,347
Stock issuance	5,952	56			56
Stock options exercised and related tax benefit	14,000	103			103
Share-based compensation		623			623
Cash dividends			-1,842		-1,842

Balance, December 31, 2011	18,435,084	137,844	37,468	3,554	178,866

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	5,341	5,092	-4,879
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, net of accretion	6,028	4,235	1,535
Other than temporary impairment on investment securities	10	226	0
Valuation adjustment on other real estate owned	2,759	895	0
Loss on sale of other real estate owned	127	31	550
Capitalized other real estate owned costs	-780	0	0
Provision for loan losses	12,900	15,000	36,000
Deferred income taxes	1,423	-2,110	-2,054
Share-based compensation	603	873	690
Excess tax benefit of stock options exercised	-14	-11	-38
Increase in cash surrender value of bank-owned life insurance	-38	0	0
Production of mortgage loans held-for-sale	-8,153	-14,352	-20,043
Proceeds from the sale of mortgage loans held-for-sale	9,211	12,981	19,708
Change in:
Interest receivable	-354	37	-386
Deferred loan fees	94	-935	-342
Accrued interest payable and other liabilities	366	-1,239	-1,697
Income taxes (receivable) payable	-1,671	5,299	-5,026
Other assets	1,014	2,344	-4,597

Net cash provided by operating activities	28,866	28,366	19,421

Cash flows from investing activities:
Proceeds from maturities, paydowns and sales of available-for-sale investment securities	98,982	47,734	28,227
Purchase of available-for-sale investment securities	-192,365	-134,485	-138,704
Net loan principal collections (originations)	12,581	62,755	-26,877
Purchase of loans	0	-40	-211
Cash paid for acquisitions	0	0	-60
Purchase of property and equipment	-524	-2,131	-880
Proceeds on sale of other real estate owned	10,216	3,407	4,905
Purchase of energy tax credits	0	-1,318	-1,772
Purchase of bank-owned life insurance	-15,000	0	0

Net cash used by investing activities	-86,110	-24,078	-135,372

Cash flows from financing activities:
Increase in deposits	6,295	131,041	105,480
Increase (decrease) in federal funds purchased and FHLB short-term borrowings	56,800	-115,525	-5,975
Proceeds from FHLB term advances originated	0	3,500	1,489,500
FHLB advances paid-off	-10,000	-14,000	-1,529,000
Proceeds from stock options exercised	89	104	402
Income tax benefit for stock options exercised	14	11	38
Proceeds from stock issuance	56	38	55,293
Dividends paid	-1,842	-736	-3,272

Net cash provided by financing activities	51,412	4,433	112,466

Net increase (decrease) in cash and cash equivalents	-5,832	8,721	-3,485
Cash and cash equivalents, beginning of year	25,691	16,970	20,455

Cash and cash equivalents, end of year	19,859	25,691	16,970

Supplemental information:
Noncash investing and financing activities:
Transfers of loans to other real estate owned	9,029	14,402	5,213
Change in fair value of securities, net of deferred income taxes	2,347	1,474	1,351
Cash paid during the year for:
Income taxes	1,694	4,769	3,050
Interest	8,292	12,136	12,739

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

Principles of Consolidation – The consolidated financial statements include the accounts of Pacific Continental Corporation (the “Company”), a bank holding company, and its wholly owned subsidiary, Pacific Continental Bank (the “Bank”) and the Bank’s wholly owned subsidiaries, PCB Service Corporation (which previously owned and operated bank-related real estate but is currently inactive) and PCB Loan Services Corporation (which previously owned and operated certain repossessed or foreclosed collateral but is currently inactive). The Bank provides commercial banking, financing, mortgage lending and other services through fourteen offices located in Western Oregon and Western Washington. The Bank also operates a loan production office in Tacoma, Washington. All significant intercompany accounts and transactions have been eliminated in consolidation.

In November 2005, the Company formed a wholly owned Delaware statutory business trust subsidiary, Pacific Continental Corporation Capital Trust (the “Trust”) which issued $8,248 of guaranteed undivided beneficial interests in the Pacific Continental’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). Pacific Continental has not consolidated the accounts of the Trust in its consolidated financial statements in accordance with generally accepted accounting principles. As a result, the junior subordinated debentures issued by Pacific Continental to the issuer trust, totaling $8,248, are reflected on Pacific Continental’s consolidated balance sheet at December 31, 2011, under the caption “Junior Subordinated Debentures.” Pacific Continental also recognized its $248 investment in the Trust, which is recorded among “Other Assets” in its consolidated balance sheet at December 31, 2011.

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

Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from or deposited with banks, interest-bearing balances due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods.

The Company is required to maintain certain reserves with the Federal Reserve Bank as defined by regulation. Such reserves totaling $350 and $1,382 were maintained within the Company’s cash balances at December 31, 2011, and 2010, respectively.

Securities Available-for-Sale – Securities available-for-sale are held for indefinite periods of time and may be sold in response to movements in market interest rates, changes in the maturity or mix of Company assets and liabilities or demand for liquidity. Management determines the appropriate classification of securities at the time of purchase. The Company classified all of its securities as available-for-sale throughout 2011 and 2010.

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

Loans Held-for-Sale and Mortgage Banking Activities – The Company may originate residential mortgage loans for resale in the secondary market. Sales are without recourse and the Company generally does not retain mortgage servicing rights. Loans held-for-sale are carried at the lower of cost or market. Market value is determined on an aggregate loan basis.

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

Nonaccrual Loans

Accrual of interest is discontinued on contractually delinquent loans when management believes that, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of principal or interest is doubtful. At a minimum, loans that are past due as to maturity or payment of principal or interest by 90 days or more are placed on nonaccrual status, unless such loans are well-secured and in the process of collection. Interest income is subsequently recognized only to the extent cash payments are received satisfying all delinquent principal and interest amounts, and the prospects for future payments in accordance with the loan agreement appear relatively certain. In accordance with GAAP, payments received on nonaccrual loans are applied to the principal balance and no interest income is recognized.

Allowance for Loan Losses Methodology

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

The Company performs regular credit reviews of the loan portfolio to determine the credit quality of the portfolio and the Company’s adherence to underwriting standards. When loans are originated, they are assigned a risk rating that is reassessed periodically during the terms of the loans through the credit review process. The risk rating categories constitute a primary factor in determining an appropriate amount for the general allowance for loan losses. The general allowance is calculated by applying risk factors to pools of outstanding loans. Risk factors are assigned based on management’s evaluation of the losses inherent within each identified loan category. Loan categories with greater risk of loss are therefore assigned a higher risk factor. The Company’s Asset and Liability Committee (“ALCO”) and Board of Directors are responsible for, among other things, regularly reviewing the allowance for loan losses methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles.

Regular credit reviews of the portfolio are performed to identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALCO Committee which reviews loans recommended for impairment. A loan is considered impaired when, based on current information and events, the Company is unlikely to collect all principal and interest due according to the terms of the loan agreement. When a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows except when the sole remaining source of the repayment is the liquidation of the collateral. In these cases, the current fair value of the collateral, less selling costs is used. Impairment is recognized as a specific component within the allowance for loan losses if the value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. Loans specifically reviewed for impairment are excluded from the general allowance calculation to prevent double-counting the loss exposure. The Company’s ALCO Committee reviews loans recommended for impaired status and those recommended to be removed from impaired status. The Company’s ALCO Committee and Board provide oversight of the allowance for loan losses process and review and approve the allowance methodology on a quarterly basis.

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

Troubled Debt Restructuring

Loans are reported as a troubled debt restructuring when the Company grants a concession to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include a reduction in the loan rate, forgiveness of principal or accrued interest, extending the maturity date, or providing a lower interest rate than would be normally available for a transaction of similar risk. The Company will undertake a restructuring only when it occurs in ways which improve the likelihood that the credit will be repaid in full under the modified terms and in accordance with a reasonable repayment schedule.

Off-Balance Sheet Credit Exposure – A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with the Company’s commitment to lend funds under existing agreements such as letters or lines of credit. Management determines the adequacy of the reserve for unfunded commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. These factors include the quality of the current loan portfolio: the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and nonperforming trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience, and other pertinent information. The reserve is based on estimates and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance. Provisions for unfunded commitment losses and recoveries on loans commitments previously charged-off are added to the reserve for unfunded commitments, which is included in the Other Liabilities section of the consolidated balance sheets. At December 31, 2011, the reserve for unfunded loan commitments totaled $205 compared to $101 at December 31, 2010.

Foreclosed Assets – Assets acquired through foreclosure, or deeds in lieu of foreclosure, are initially recorded at fair value less the estimated cost of disposal, at the date of foreclosure. Any excess of the loan’s balance over the fair value of the foreclosed collateral is charged to the allowance for loan losses.

Improvements to foreclosed assets are capitalized to the extent that the improvements increase the fair value of the assets. Expenditures for routine maintenance and repairs of foreclosed assets are charged to expense as incurred. Management performs periodic valuations of foreclosed assets and may adjust the values to the lower of carrying amount or fair value less the estimated costs to sell. Write downs to net realizable value, if any, and disposition gains or losses are included in noninterest income or expense.

Federal Home Loan Bank Stock – The investment in Federal Home Loan Bank (“FHLB”) stock is carried at par value, which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. As of December 31, 2011, the minimum required investment was approximately $4,535. Stock redemptions are at the discretion of the FHLB.

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

Goodwill and Intangible Assets – Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Goodwill is tested for impairment on an annual basis as of December 31 or on an interim basis when events or circumstances indicate that a potential impairment exists. Goodwill impairment is deemed to exist and is recognized to the extent that the net book value of a reporting unit giving rise to the recognition of goodwill exceeds the estimated fair value.

Bank-owned Life Insurance – Bank-owned life insurance is recorded at the estimated cash-surrender value of the policies. Increases in the cash-surrender value are recorded as noninterest income.

Advertising – Advertising costs are charged to expense during the year in which they are incurred. Advertising expenses were $720, $569, and $817, for the years ended December 31, 2011, 2010 and 2009, respectively.

Income Taxes – Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are calculated using tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the potential deferred tax asset will not be realized.

The Company adopted the provisions of FASB ASC 740, Income Taxes, relating to accounting for uncertain tax positions on January 1, 2007. Uncertain tax positions may arise when the Company takes or expects to take a tax position that is ultimately disallowed by the relevant taxing authority. The Company files income tax returns with the Internal Revenue Service and any states in which it has identified that it has nexus. Tax returns for the years subsequent to 2008 remain open to examination by the taxing jurisdictions. Management reviews the Company’s balance sheet, income statement, income tax provision and income tax returns as well as the permanent and temporary adjustments affecting current and deferred income taxes quarterly and assesses whether uncertain tax positions exist. At December 31, 2011, management does not believe that any uncertain tax positions exist, that are not more-likely-than-not, sustainable upon examination. The Company’s policy with respect to interest and penalties ensuing from income tax settlements is to recognize them as noninterest expense.

Earnings Per Share – Basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share include the effect of common stock equivalents that would arise from the exercise of stock options discussed in Note 14. Weighted shares outstanding are adjusted retroactively for the effect of stock dividends.

Weighted average shares outstanding at December 31 are as follows:

	2011	2010	2009
Basic	18,427,657	18,399,245	13,961,310
Common stock equivalents attributable to stock-based compensation plans	91,890	13,284	—

Diluted	18,519,547	18,412,529	13,961,310

Share-Based Payment Plans – Financial accounting standards require companies to measure and recognize compensation expense for all share-based payments at the grant date based on the fair value of the award, as defined in the Financial Accounting Standards Boards’ (FASB) ASC 718, “Stock Compensation,” and include such costs as an expense in their income statements over the requisite service (vesting) period. The Company estimates the impact of forfeitures based on historical experience with previously granted share-based compensation awards, and considers the impact of the forfeitures when determining the amount of expense to record. The Company generally issues new shares of common stock to satisfy stock option exercises. The Company uses the Black-Scholes option pricing model to measure fair value. The following table provides the weighted average grant date fair values for stock options and stock appreciation rights (“SARs”) granted in 2010 and 2009. No options or SARs were granted in 2011.

	Options Assumptions		SARs Assumptions
	Years Ended December 31,		Years Ended December 31,
	2010	2009	2010	2009
Expected life in years	7.00	7.00	6.00	6.00
Volatility (1)	31.18%	30.40%	32.95%	31.80%
Interest rate (2)	3.25%	2.46%	2.91%	2.17%
Dividend yield rate (3)	0.35%	3.31%	0.35%	3.31%
Average fair value	$4.30	$2.79	$4.06	$2.76

(1)	Volatility is based on historical experience over a period equivalent to the expected life, in years.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options or SARs granted.
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

Fair Value Measurements – Generally accepted accounting principles define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820, “Fair Value Measurements,” establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources while unobservable inputs reflect our estimates about market data. In general, fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities traded in active markets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Recently Issued Accounting Pronouncements – In April 2011, the FASB issued Accounting Standards Update No. 2011-02, “Receivables: A Creditors Determination of Whether a Restructuring is a Troubled Debt Restructuring.” This Update provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether the debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of this Accounting Standards Update did not have a material impact on the Company’s consolidated financial statements. The Company did, however, expand Note 3 to include additional disclosures regarding trouble debt restructurings.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements.” This Update provides guidance that develops common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments in this Update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this Update should be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The adoption of this Accounting Standards Update is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income.” This Update requires that an entity elect to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this Update should be applied retrospectively and are effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of this Accounting Standards Update did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment.” This Update simplifies how entities test goodwill for impairment. The amendments of this Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this Accounting Standard Update is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments of this Update supersede changes to those paragraphs in Update 2011-05 that pertain to how, when, and where reclassification adjustments are presented. The amendments of this Update are effective at the same time as the amendments in Update 2011-05 so that entities will not be required to comply with the presentation requirements in Update 2011-05 that this Update is deferring. The amendments in this Update should be applied retrospectively and are effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this Accounting Standard Update did not have a material impact on the Company’s consolidated financial statements.

Reclassifications – Certain amounts contained in the 2010 and 2009 consolidated financial statements have been reclassified where appropriate to conform to the financial statement presentation used in 2011. These reclassifications had no effect on previously reported net income (loss).

2.	Securities Available-for-Sale:

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2011, are as follows:

December 31, 2011 (in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Securities in Continuous Unrealized Loss Position For Less Than 12 Months	Securities in Continuous Unrealized Loss Position For 12 Months or Longer
Unrealized Loss Positions
Obligations of U.S. government agencies	$2,000	$—	$(6)	$1,994	$1,994	$—
Obligations of states and political subdivisions:	—	—	—	—	—	—
Private-label mortgage-backed securities	5,590	—	(823)	4,767	2,290	2,477
Mortgage-backed securities	94,314	—	(685)	93,629	92,064	1,565

	$101,904	$—	$(1,514)	$100,390	$96,348	$4,042

Unrealized Gain Positions
Obligations of U.S. government agencies	$10,553	$411	$—	$10,964
Obligations of states and political subdivisions	46,721	2,855	—	49,576
Private-label mortgage-backed securities	6,927	233	—	7,160
Mortgage-backed securities	174,677	3,775	—	178,452

	238,878	7,274	—	246,152

	$340,782	$7,274	$(1,514)	$346,542

At December 31, 2011, there were 91 investment securities in unrealized loss positions. The unrealized loss associated with the investments of $4,042 in a continuous unrealized loss position for twelve months or longer was $763 of which, $741 is related to private-label mortgage backed securities, and $22 is related to mortgage-backed securities. The Company has no current intent, nor is it more likely than not, that it will be required to sell these securities before the recovery of carrying value.

At December 31, 2011, unrealized losses exist on certain securities classified as agencies, mortgage-backed securities and private-label mortgage-backed securities. The unrealized losses on agency securities are deemed to be temporary. Additionally, the unrealized losses on agency mortgage-backed securities are deemed to be temporary, as these securities retain strong credit ratings, continue to perform adequately, and are backed by various government-sponsored enterprises (“GSEs”). These decreases in fair value are associated with the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities has resulted from current economic conditions. Although yields on these securities may be below market rates during the period, no loss of principal is expected.

During the fourth quarter 2011, management reviewed all of its private-label mortgage-backed securities for the presence of other-than-temporary impairment (“OTTI”). Management’s evaluation included the use of independently-generated third-party credit surveillance reports that analyze the loans underlying each security. These reports include estimates of default rates and severities, life collateral loss rates, and static voluntary prepayment assumptions to generate estimated cash flows at the individual security level. Additionally, management considered factors such as downgraded credit ratings, severity and duration of the impairments, the stability of the issuers, and any discounts paid when the securities were purchased. During the fourth quarter 2011, management booked an impairment of $10 on one of its private-label mortgage-backed securities. Management has considered all available information related to the collectability of the impaired investment securities and believes that the estimated credit loss is appropriate.

Following is a tabular roll-forward of the amount of credit-related OTTI recognized in earnings during 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
Balance, beginning of period:	$226	$—	$—
Additions:
OTTI credit loss recorded	10	226	—
Less:
OTTI reduction from sale or maturity	(32)	—	—

Balance, end of period:	$204	$226	$—

At December 31, 2011, seven of the Company’s private-label mortgage-backed securities with an amortized cost of $3,644 were classified as substandard as their ratings were below investment grade. Securities with an amortized cost of $8,400 and $6,376 were classified as substandard at December 31, 2010, and December 31, 2009, respectively.

The projected average life of the securities portfolio is 4.0 years and its modified duration is 3.4 years.

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2010, are as follows:

December 31, 2010 (in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Securities in Continuous Unrealized Loss Position for Less Than 12 Months	Securities in Continuous Unrealized Loss Position For 12 Months or Longer
Unrealized Loss Positions
Obligations of states and political subdivisions:	$25,236	$—	$(1,247)	$23,989	$23,989	$—
Private-label mortgage-backed securities	6,318	—	(761)	5,557	1,137	4,420
Mortgage-backed securities	49,830	—	(608)	49,222	49,222	—

	$81,384	$—	$(2,616)	$78,768	$74,348	$4,420

Unrealized Gain Positions
Obligations of U.S. government agencies	$7,051	$211	$—	$7,262
Obligations of states and political subdivisions	7,717	373	—	8,090
Private-label mortgage-backed securities	13,908	596	—	14,504
Mortgage-backed securities	141,891	3,392	—	145,283

	170,567	4,572	—	175,139

	$251,951	$4,572	$(2,616)	$253,907

At December 31, 2010, there were 96 investment securities in unrealized loss positions. The unrealized loss associated with the investments of $4,420 in a continuous unrealized loss position for twelve months or longer was $734.

The amortized cost and estimated fair value of securities at December 31, 2011, and 2010, are shown below by maturity or projected average life, depending on the type of security. Obligations of U.S. government agencies and states and political subdivisions are shown by contractual maturity. Mortgage-backed securities are shown by projected average life.

	December 31, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$52,769	$52,757	$14,947	$15,175
Due after one year through 5 years	199,757	202,889	181,260	184,338
Due after 5 years through 10 years	86,479	89,043	53,618	52,390
Due after 10 years	1,777	1,853	2,126	2,004

	$340,782	$346,542	$251,951	$253,907

Thirty-five investment securities were sold during 2011 resulting in proceeds of $36,425, gains on sales of $1,134, and losses on sales of $250. The specific identification method was used to determine the cost of the securities sold. One investment security was sold during 2010 resulting in proceeds of $764 and a gain on sale of $45. No securities available-for-sale were sold in 2009.

At December 31, 2011, securities with amortized costs of $62,124 (estimated market values of $63,264) were pledged to secure certain treasury and public deposits, as required by law, and to secure borrowing lines.

3.	Loans, Allowance for Loan Losses, and Credit Quality Indicators:

Major classifications of loans, including loans held-for-sale, at December 31 are as follows:

	December 31, 2011	% of gross loans	December 31, 2010	% of gross loans
Real estate secured loans:
Permanent Loans:
Multi-family residential	$51,897	6.3%	$57,850	6.8%
Residential 1-4 family	61,717	7.5%	76,692	8.9%
Owner-occupied commercial	207,008	25.2%	201,286	23.5%
Nonowner-occupied commercial	139,581	17.0%	163,071	19.0%
Other loans secured by real estate	18,263	2.2%	23,950	2.8%

Total permanent real estate loans	478,466	58.2%	522,849	61.0%
Construction Loans:
Multi-family residential	2,574	0.3%	6,192	0.7%
Residential 1-4 family	17,960	2.2%	22,683	2.6%
Commercial real estate	10,901	1.3%	11,730	1.4%
Commercial bare land and acquisition & development	19,496	2.4%	25,587	3.0%
Residential bare land and acquisition & development	12,707	1.5%	17,263	2.0%

Total construction real estate loans	63,638	7.7%	83,455	9.7%

Total real estate loans	542,104	65.9%	606,304	70.7%
Commercial loans	272,600	33.3%	243,034	28.4%
Consumer loans	4,569	0.6%	5,900	0.7%
Other loans	1,556	0.2%	1,730	0.2%

Gross loans	820,829	100.0%	856,968	100.0%
Deferred loan origination fees	(677)		(583)

	820,152		856,385
Allowance for loan losses	(14,941)		(16,570)

Total loans, net of allowance for loan losses and net deferred fees	$805,211		$839,815

Loans held-for-sale	$1,058		$2,116

At December 31, 2011, outstanding loans to dental professionals totaled $208,489 and represented 25.4 percent of total outstanding loans compared to dental professional loans of $177,229 or 20.7 percent of total loans at December 31, 2010. Additional information about the Company’s dental portfolio can be found in Item 8, Note 4 of the Notes to Consolidated Financial Statements. There are no other industry concentrations in excess of 10 percent of the total loan portfolio. However, as of December 31, 2011, approximately 66.0 percent of the Company’s loan portfolio was collateralized by real estate and is, therefore, susceptible to changes in local market conditions. While appropriate action is taken to manage identified concentration risks, management believes that the loan portfolio is well diversified by geographic location and among industry groups.

Allowance for Loan Losses:

A summary of the activity in the allowance for loan losses is as follows for the years ended 2011, 2010, and 2009:

	Twelve months ended December 31,
	2011	2010	2009
Balance, beginning of period	$16,570	$13,367	$10,980
Provision charged to income	12,900	15,000	36,000
Loans charged against allowance	(15,805)	(15,514)	(33,881)
Recoveries credited to allowance	1,276	3,717	268

Balance, end of period	$14,941	$16,570	$13,367

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

The Company performs regular credit reviews of the loan portfolio to determine the credit quality and adherence to underwriting standards. When loans are originated, they are assigned a risk rating that is reassessed periodically during the term of the loan through the credit review process. The Company’s internal risk rating methodology assigns risk ratings ranging from one to ten, where a higher rating represents higher risk. The ten-point risk rating categories are a primary factor in determining an appropriate amount for the allowance for loan losses.

Estimated credit losses reflect consideration of all significant factors that affect the collectability of the loan portfolio. The historical loss rate for each group of loans with similar risk characteristics is determined based on the Company’s own loss experience in that group. Historical loss experience and recent trends in losses provides a reasonable starting point for analysis, however they do not by themselves form a sufficient basis to determine the appropriate level for the allowance for loan losses. Qualitative or environmental factors that are likely to cause estimated credit losses to differ from historical losses are also considered including but not limited to:

•	Changes in international, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments,

•	Changes in the nature and volume of the portfolio and in the terms of loans,

•	Changes in the experience, ability, and depth of lending management and other relevant staff,

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans,

•	Changes in the quality of the institution’s loan review system,

•	Changes in the value of underlying collateral for collateral-dependent loans,

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations,

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio,

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.

The adequacy of the allowance for loan losses and the reserve for unfunded commitments is determined using a consistent, systematic methodology and is monitored regularly based on management’s evaluation of numerous factors. For each portfolio segment, these factors include:

•	The quality of the current loan portfolio,

•	The trend in the migration of the loan portfolio’s risk ratings,

•	The velocity of migration of losses and potential losses,

•	Current economic conditions,

•	Loan concentrations,

•	Loan growth rates,

•	Past-due and nonperforming trends,

•	Evaluation of specific loss estimates for all significant problem loans,

•	Recovery experience,

•	Peer comparison loss rates.

There have been no significant changes to the Company’s allowance for loan losses methodology or policies in the periods presented.

A summary of the activity in the allowance for loan losses by major loan classification follows:

Allowance for Loan Losses and Recorded Investment in Loans Receivable

	For the year ended December 31, 2011
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$2,230	$10,042	$3,040	$64	$1,194	$16,570
Charge-offs	(1,403)	(5,555)	(8,792)	(54)	—	(15,804)
Recoveries	581	176	498	20	—	1,275
Provision	1,368	3,604	7,358	57	513	12,900

Ending balance	$2,776	$8,267	$2,104	$87	$1,707	$14,941

	Balances as of December 31, 2011
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$2,776	$7,812	$2,104	$87	$1,707	$14,486
Ending allowance: individually evaluated for impairment	—	455	—	—	—	455

Total ending allowance	$2,776	$8,267	$2,104	$87	$1,707	$14,941

Ending loan balance: collectively evaluated for impairment	$267,099	$467,426	$50,548	$4,569	$—	$789,642
Ending loan balance: individually evaluated for impairment	7,057	11,040	13,090	—	—	31,187

Total ending loan balance	$274,156	$478,466	$63,638	$4,569	$—	$820,829

	For the period ended December 31, 2010
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	2,557	4,182	4,478	66	2,084	13,367
Charge-offs	(4,521)	(5,913)	(4,949)	(131)	—	(15,514)
Recoveries	1,158	2,043	509	7	—	3,717
Provision	3,036	9,730	3,002	122	(890)	15,000

Ending balance	2,230	10,042	3,040	64	1,194	16,570

	Balances as of December 31, 2010
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$2,230	$9,962	$1,536	$64	$1,194	$14,986
Ending allowance: individually evaluated for impairment	—	80	1,504	—	—	1,584

Total ending allowance	$2,230	$10,042	$3,040	$64	$1,194	$16,570

Ending loan balance: collectively evaluated for impairment	$236,731	$500,736	$58,005	$5,900	$—	$801,372
Ending loan balance: individually evaluated for impairment	8,033	22,113	25,450	—	—	55,596

Total ending loan balance	$244,764	$522,849	$83,455	$5,900	$—	$856,968

(1)	The December 31, 2010 allowance allocation has been adjusted to reallocate $5,522 from the construction loan portfolio to the real estate loan portfolio.

The 2011 ending allowance includes $455 in specific allowance for $31,187 of impaired loans ($30,094 net of government guarantees). At December 31, 2010, the Company had $55,596 of impaired loans ($54,540 net of government guarantees) with a specific allowance of $1,584 assigned. Management believes that the allowance for loan losses was adequate as of December 31, 2011. However, future loan losses may exceed the levels provided for in the allowance for loan losses and could possibly result in additional charges to the provision for loan losses.

Credit Quality Indicators

The Company uses the following loan grades, which are also often used by regulators when assessing the credit quality of a loan portfolio.

Pass – Credit exposure in this category range between the highest credit quality to average credit quality. Primary repayment sources generate satisfactory debt service coverage under normal conditions. Cash flow from recurring sources is expected to continue to produce adequate debt service capacity. There are many levels of credit quality contained in the Pass definition, but none of the loans contained in this category rise to the level of special mention.

Special Mention – A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. The Bank strictly and carefully employs the FDIC definition in assessing assets that may apply to this category. It is apparent that in many cases asset weaknesses relevant to this definition either, (1) better fit a definition of a “well-defined weakness,” or (2) in our experience ultimately migrate to worse risk grade categories, such as Substandard and Doubtful. Consequently, management elects to downgrade most potential Special Mention credits to Substandard or Doubtful, and therefore adopts a conservative risk grade process in the use of the Special Mention risk grade.

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

Management strives to consistently apply these definitions when allocating its loans by loan grade. The loan portfolio is continuously monitored for changes in credit quality and management takes appropriate action to update the loan risk ratings accordingly. Management has not changed the Company’s policy towards its use of credit quality indicators during the periods reported.

The following tables present the Company’s loan portfolio information by loan type and credit grade at December 31, 2011, and December 31, 2010:

Credit Quality Indicators As of December 31, 2011

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$50,547	$—	$1,350	$—	$51,897
Residential 1-4 family	51,622	—	10,095	—	61,717
Owner-occupied commercial	194,250	—	11,143	1,615	207,008
Nonowner-occupied commercial	137,438	—	2,143	—	139,581
Other real estate loans	17,367	—	896	—	18,263

Total real estate loans	451,224	—	25,627	1,615	478,466

Construction
Multi-family residential	2,574	—	—	—	2,574
Residential 1-4 family	14,036	—	3,924	—	17,960
Commercial real estate	7,075	—	3,826	—	10,901
Commercial bare land and acquisition & development	11,000	—	8,496	—	19,496
Residential bare land and acquisition & development	9,929	—	2,778	—	12,707

Total construction loans	44,614	—	19,024	—	63,638

Commercial and other	264,415	—	9,663	78	274,156

Consumer	4,486	—	83	—	4,569

Totals	$764,739	$—	$54,397	$1,693	$820,829

Credit Quality Indicators As of December 31, 2010

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$55,105	$—	$2,745	$—	$57,850
Residential 1-4 family	60,544	—	15,658	490	76,692
Owner-occupied commercial	185,362	—	14,274	1,650	201,286
Nonowner-occupied commercial	153,088	—	9,983	—	163,071
Other real estate loans	20,343	—	3,607	—	23,950

Total real estate loans	474,442	—	46,267	2,140	522,849

Construction
Multi-family residential	4,206	—	1,986	—	6,192
Residential 1-4 family	19,532	—	3,151	—	22,683
Commercial real estate	7,114	—	4,616	—	11,730
Commercial bare land and acquisition & development	11,771	—	13,816	—	25,587
Residential bare land and acquisition & development	11,886	—	5,377	—	17,263

Total construction loans	54,509		28,946		83,455

Commercial and other	231,358	—	13,406	—	244,764

Consumer	5,860	—	—	40	5,900

Totals	$766,169	$—	$88,619	$2,180	$856,968

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

Delinquency status for all contractually matured loans, commercial and commercial real estate loans with non-monthly amortization and all other extensions of credit are determined based upon the number of calendar months past due.

The following tables present an aged analysis of past due and nonaccrual loans at December 31, 2011, and December 31, 2010:

Aged Analysis of Loans Receivable

As of December 31, 2011

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$51,897	$51,897
Residential 1-4 family	251	210	—	3,426	3,887	57,830	61,717
Owner-occupied commercial	151	190	—	5,138	5,479	201,529	207,008
Nonowner-occupied commercial	—	—	—	525	525	139,056	139,581
Other real estate loans	—	—	—	50	50	18,213	18,263

Total real estate loans	402	400	—	9,139	9,941	468,525	478,466

Construction
Multi-family residential	—	—	—	—	—	2,574	2,574
Residential 1-4 family	67	—	—	757	824	17,136	17,960
Commercial real estate	1,635	—	—	933	2,568	8,333	10,901
Commercial bare land and acquisition & development	—	—	—	7,837	7,837	11,659	19,496
Residential bare land and acquisition & development	52	175	—	1,929	2,156	10,551	12,707

Total construction loans	1,754	175	—	11,456	13,385	50,253	63,638

Commercial and other	634	—	—	5,999	6,633	267,523	274,156
Consumer	—	—	—	—	—	4,569	4,569

Total	$2,790	$575	$—	$26,594	$29,959	$790,870	$820,829

Aged Analysis of Loans Receivable

As of December 31, 2010

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multi-family residential	$2,549	$—	$—	$1,010	$3,559	$54,291	$57,850
Residential 1-4 family	110	366	—	6,123	6,599	70,093	76,692
Owner-occupied commercial	2,694	356	—	1,622	4,672	196,614	201,286
Nonowner-occupied commercial	—	—	—	8,428	8,428	154,643	163,071
Other real estate loans	195	—	—	538	733	23,217	23,950

Total real estate loans	5,548	722	—	17,721	23,991	498,858	522,849
Construction
Multi-family residential	—	—	—	1,985	1,985	4,207	6,192
Residential 1-4 family	—	—	—	2,493	2,493	20,190	22,683
Commercial real estate	—	—	—	1,671	1,671	10,059	11,730
Commercial bare land and acquisition & development	—	—	—	91	91	25,496	25,587
Residential bare land and acquisition & development	175	—	—	1,032	1,207	16,056	17,263

Total construction loans	175	—	—	7,272	7,447	76,008	83,455
Commercial and other	102	32	—	8,033	8,167	236,597	244,764
Consumer	7	5	—	—	12	5,888	5,900

Total	$5,832	$759	$—	$33,026	$39,617	$817,351	$856,968

Impaired Loans

Regular credit reviews of the portfolio are performed to identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALCO Committee for review and are included in the specific calculation of allowance for loan losses. A loan is considered impaired when, based on current information and events, the Company is unlikely to collect all principal and interest due according to the terms of the loan agreement. When the amount of the impairment represents a confirmed loss it is charged off against the allowance for loan losses. Impaired loans are often reported net of government guarantees to the extent that the guarantees are expected to be collected. Impaired loans generally include all loans classified as nonaccrual and troubled debt restructurings.

Accrual of interest is discontinued on impaired loans when management believes that, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of principal or interest is doubtful. Accrued, but uncollected interest is generally reversed when loans are placed on nonaccrual status. Interest income is subsequently recognized only to the extent cash payments are received satisfying all delinquent principal and interest amounts, and the prospects for future payments in accordance with the loan agreement appear relatively certain. In accordance with GAAP, payments received on nonaccrual loans are applied to the principal balance and no interest income is recognized. Interest income may be recognized on impaired loans that are not on nonaccrual status.

The following tables display an analysis of the Company’s impaired loans at December 31, 2011, and December 31, 2010:

Impaired Loan Analysis

As of December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Real estate
Multi-family residential	$—	$—	$—	$54	$—
Residential 1-4 family	4,300	4,756	—	5,785	52
Owner-occupied commercial	3,954	4,295	—	6,220	36
Nonowner-occupied commercial	525	1,011	—	5,052	—
Other real estate loans	431	412	—	729	33

Total real estate loans	9,210	10,474	—	17,840	121
Construction
Multi-family residential	—	—	—	136	—
Residential 1-4 family	757	1,037	—	1,331	—
Commercial real estate	2,568	3,306	—	3,161	111
Commercial bare land and acquisition & development	7,837	13,027	—	12,617	234
Residential bare land and acquisition & development	1,928	5,319	—	2,242	38

Total construction loans	13,090	22,689	—	19,487	383
Commercial and other	7,057	10,691	—	6,137	44
Consumer	—	—	—	—	—
With an allowance recorded
Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	215	248	10	351	—
Owner-occupied commercial	1,615	1,614	445	427	—
Nonowner-occupied commercial	—	—	—	30	—
Other real estate loans	—	—	—	67	—

Total real estate loans	1,830	1,862	455	875	—
Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	462	—
Commercial real estate	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—
Residential bare land and acquisition & development	—	—	—	1,099	—

Total construction loans	—	—	—	1,561	—
Commercial and other	—	—	—	1,391	—
Consumer	—	—	—	—	—
Total
Real estate
Multi-family residential	$—	$—	$—	$54	$—
Residential 1-4 family	4,515	5,004	10	6,136	52
Owner-occupied commercial	5,569	5,909	445	6,647	36
Nonowner-occupied commercial	525	1,011	—	5,082	—
Other real estate loans	431	412	—	796	33

Total real estate loans	11,040	12,336	455	18,715	121
Construction
Multi-family residential	—	—	—	136	—
Residential 1-4 family	757	1,037	—	1,793	—
Commercial real estate	2,568	3,306	—	3,161	111
Commercial bare land and acquisition & development	7,837	13,027	—	12,617	234
Residential bare land and acquisition & development	1,928	5,319	—	3,341	38

Total construction loans	13,090	22,689	—	21,048	383
Commercial and other	7,057	10,691	—	7,528	44
Consumer	—	—	—	—	—

Total impaired loans	$31,187	$45,716	$455	$47,291	$548

Impaired Loan Analysis

As of December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Real estate
Multi-family residential	$1,009	$1,267	$—	$806	$62
Residential 1-4 family	5,698	6,793	—	4,552	279
Owner-occupied commercial	5,779	5,841	—	4,616	362
Nonowner-occupied commercial	8,428	9,970	—	6,732	387
Other real estate loans	773	773	—	618	38

Total real estate loans	21,687	24,644	—	17,324	1,128
Construction
Multi-family residential	1,985	2,897	—	2,963	54
Residential 1-4 family	1,334	1,883	—	1,992	25
Commercial real estate	3,345	3,345	—	4,994	218
Commercial bare land and acquisition & development	13,156	13,378	—	19,641	795
Residential bare land and acquisition & development	1,032	2,492	—	1,540	93

Total construction loans	20,852	23,995	—	31,130	1,185
Commercial and other	8,033	13,749	—	8,055	72
Consumer	—	—	—	3	—
With an allowance recorded
Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	426	426	80	1,971	—
Owner-occupied commercial	—	—	—	—	—
Nonowner-occupied commercial	—	—	—	—	—
Other real estate loans	—	—	—	—	—

Total real estate loans	426	426	80	1,971	—
Construction
Multi-family residential	—	—	—		—
Residential 1-4 family	1,159	1,331	6	1,639	—
Commercial real estate	—	—	—		—
Commercial bare land and acquisition & development	—	—	—		—
Residential bare land and acquisition & development	3,439	3,439	1,498	4,863	217

Total construction loans	4,598	4,770	1,504	6,502	217
Commercial and other	—	—	—	1,525	—
Consumer	—	—	—	—	—
Total
Real estate
Multi-family residential	$1,009	$1,267	$—	$806	$62
Residential 1-4 family	6,124	7,219	80	6,523	279
Owner-occupied commercial	5,779	5,841	—	4,616	362
Nonowner-occupied commercial	8,428	9,970	—	6,732	387
Other real estate loans	773	773	—	618	38

Total real estate loans	22,113	25,070	80	19,295	1,128
Construction
Multi-family residential	1,985	2,897	—	2,963	54
Residential 1-4 family	2,493	3,214	6	3,631	25
Commercial real estate	3,345	3,345	—	4,994	218
Commercial bare land and acquisition & development	13,156	13,378	—	19,641	795
Residential bare land and acquisition & development	4,471	5,931	1,498	6,403	310

Total construction loans	25,450	28,765	1,504	37,632	1,402
Commercial and other	8,033	13,749	—	9,580	72
Consumer	—	—	—	3	—

Total impaired loans	$55,596	$67,584	$1,584	$66,510	$2,602

The impaired balances reported above are not adjusted for government guarantees of $1,094 and $1,056 at December 31, 2011, and December 31, 2010, respectively. The recorded investment in impaired loans, net of government guarantees totaled $30,094 and $54,540 at December 31, 2011, and December 31, 2010, respectively. The specific valuation allowance for impaired loans was $455 and $1,584 at December 31, 2011, and December 31, 2010, respectively. The average recorded investment in impaired loans was approximately $43,802 and $61,010 during the three months ended December 31, 2011, and 2010, respectively. The average recorded investment in impaired loans was approximately $47,291 and $66,510 during the twelve months ended December 31, 2011, and 2010, respectively.

Troubled Debt Restructurings

In the normal course of business, the Company may modify the terms of certain loans, attempting to protect as much of its investment as possible. Management evaluates the circumstances surrounding each modification to determine whether it is a troubled debt restructuring (“TDR”). TDRs exist when 1) the restructuring constitutes a concession, and 2) the debtor is experiencing financial difficulties. The Company adopted the amendments of Accounting Standards Update No. 2011-02, “Receivables – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” during the third quarter 2011. The Update requires retrospective application to the beginning of the annual period of adoption.

For the twelve months ended December 31, 2011, the Company identified 11 TDRs that are newly considered impaired for which impairment was previously measured under the Company’s general loan loss allowance methodology. The total recorded investment in such receivables was $2,984, and the associated allowance for loan losses was $17 at December 31, 2011. The following table displays the Company’s TDRs by class at December 31, 2011, and 2010:

Troubled Debt Restructurings

As of December 31,

	2011			2010
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate
Multi-family residential	—	$—	$—	—	$—	$—
Residential 1-4 family	9	2,673	2,422	1	2,051	2,051
Owner-occupied commercial	3	877	860	1	1,090	1,090
Nonowner-occupied commercial	2	1,275	678	—	—	—
Other real estate loans	—	—	—	—	—	—

Total real estate loans	14	4,825	3,960	2	3,141	3,141
Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	4	2,701	1,804	—	—	—

Total construction loans	4	2,701	1,804	—	—	—
Commercial and other	3	1,178	1,058	1	538	538
Consumer	—	—	—	—	—	—

	21	$8,704	$6,822	3	$3,679	$3,679

Virtually all of the Company’s TDRs include rate reductions and/or the extension of terms to alleviate the burden of the debtor’s near-term cash requirements. Additionally, some restructured loans are modified to temporarily allow interest-only payments. Three residential 1-4 family loans with a current outstanding balance of $347 and one nonowner-occupied commercial loan with a current outstanding balance of $525 were modified according to the terms of the borrowers’ bankruptcy agreements. Two residential 1-4 family loans with a current outstanding balance of $928 were modified to allow interest-only payments. One owner-occupied commercial loan with a current outstanding balance of $126 was restructured using an A – B Note format. In all cases, modifications are made to improve the Company’s likelihood of collecting the entire debt. Under all segments, loans modified as TDRs are considered impaired. As a result, each TDR is individually evaluated for impairment, and if necessary, an allowance for loan losses is provided under the Company’s specific reserve methodology.

Subsequent to a loan being classified as a TDR, a borrower may become unwilling or unable to abide by the terms of the modified agreement. In such cases of default, the Company takes appropriate action to secure additional payments including the use of foreclosure proceedings. The following table presents loans receivable modified as troubled debt restructurings that subsequently defaulted:

Troubled Debt Restructurings That Subsequently Defaulted

As of December 31, 2011 and 2010

	2011		2010
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate
Multi-family residential	—	$—	—	$—
Residential 1-4 family	1	738	1	2,051
Owner-occupied commercial	1	429	1	1,090
Nonowner-occupied commercial	1	525	—	—
Other real estate loans	—	—	—	—

Total real estate loans	3	1,692	2	3,141
Construction
Multi-family residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	2	442	—	—

Total construction loans	2	442	—	—
Commercial and other	2	634	—	—
Consumer	—	—	—	—

	7	$2,768	2	$3,141

At December 31, 2011, and December 31, 2010, the Company had no commitments to lend additional funds on loans restructured as TDRs.

4.	Dental Loan Portfolio:

To assist in understanding the concentrations and risks associated with the Bank’s loan portfolio, the following Note has been included to provide additional information relating to the Bank’s dental lending portfolio. At December 31, 2011 and 2010 loans to dental professionals totaled $208,489 and $177,229 respectively and represented 25.4 and 20.7 percent of outstanding loans. As of December 31, 2011 and 2010 the total dental loans are supported by government guarantees totaling $21,048 and $25,598. This represented 10.01% and 14.44% of the outstanding dental loan balances.

The Company defines a “dental loan” as loan to dental professionals for the purpose of practice expansion, acquisition or other purpose, supported by the cash flows of a dental practice.

Loan Classification

Major classifications of Dental Loans, at December 31, 2011, and 2010, are as follows:

	December 31, 2011	December 31, 2010
Real estate secured loans:
Owner-occupied commercial	$35,949	$29,149
Other dental real estate loans	12,284	16,049

Total permanent real estate loans	48,233	45,198
Dental construction loans	1,993	883

Total construction real estate loans	1,993	883

Total real estate loans	50,226	46,081

Commercial loans	158,263	131,148

Gross loans	$208,489	$177,229

Market Area

The Bank’s defined “market area” is within the states of Oregon and Washington west of the Cascade Mountain Range. This area is serviced by branch locations in Eugene, Portland and Seattle. The Company also makes out-of-market dental loans throughout the Western and Central United States. Out-of-market loan relationships are maintained and serviced by Bank personnel primarily located in Portland.

The following table represents the dental lending by borrower location:

Dental Loan Total by Market

	Balance December 31, 2011	Balance December 31, 2010
Eugene Market	$17,345	$15,417
Portland Market	120,975	111,962
Seattle Market	27,813	24,405
Out-of-Market	42,356	25,445

Total	$208,489	$177,229

Credit Quality

Please refer to Note 3 for additional information on the definitions of the credit quality indicators.

The following tables present the Company’s dental loan portfolio information by Market and credit grade at December 31, 2011 and 2010:

Dental Credit Quality Indicators

As of December 31, 2011

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Eugene Market	$16,688	$—	$657	$—	$17,345
Portland Market	117,934	—	3,041	—	120,975
Seattle Market	27,813	—	—	—	27,813
Out-of-Market	42,356	—	—	—	42,356

Total	$204,791	$—	$3,698	$—	$208,489

Dental Credit Quality Indicators

As of December 31, 2010

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Eugene Market	$14,961	$—	$456	$—	$15,417
Portland Market	106,087	—	5,449	426	111,962
Seattle Market	24,286	—	119	—	24,405
Out-of-Market	25,445	—	—	—	25,445

Total	$170,779	$—	$6,024	$426	$177,229

Past Due and Nonaccrual Loans

Please refer to Note 3 for additional information on the definitions of “past due.”

The following tables present an aged analysis of the dental loans by market, including nonaccrual loans at December 31, 2011, and 2010:

Aged Analysis of Dental Loans Receivable

As of December 31, 2011

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Eugene Market	$—	$—	$—	$—	$—	$17,345	$17,345
Portland Market	634	—	—	744	1,378	119,597	120,975
Seattle Market	—	—	—	—	—	27,813	27,813
Out-of-Market	—	—	—	—	—	42,356	42,356

Total	$634	$—	$—	$744	$1,378	$207,111	$208,489

Aged Analysis of Dental Loans Receivable

As of December 31, 2010

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Eugene Market	$—	$—	$—	$456	$456	$14,961	$15,417
Portland Market	966	—	—	1,507	2,473	109,489	111,962
Seattle Market	—	—	—	119	119	24,286	24,405
Out-of-Market	—	—	—	—	—	25,445	25,445

Total	$966	$—	$—	$2,082	$3,048	$174,181	$177,229

5.	Loan Participations and Servicing:

In the normal course of business the Company may sell portions of loans to other institutions for cash in order to extend its lending capacity or to mitigate risk. These sales are commonly referred to as loan participations. Loan participations are performed without recourse and the participant’s interest is ratably concurrent with that retained by the Company. Cash flows are shared proportionately and neither the Company’s nor the participant’s interest is subordinated. The Company retains servicing rights and manages the client relationships for a reasonable servicing fee. The participated portion of these loans is not included in the accompanying consolidated balance sheets and the servicing component of these transactions are not material to the consolidated financial statements. The Company’s exposure to loss is limited to its retained interest in the loans.

The following table reflects the amounts of loans participated.

	2011	2010
Total principal amount outstanding	$30,069	$59,878
less: principal amount derecognized	(13,898)	(39,938)

Principal amount included in loans on the balance sheet	$16,171	$19,940

6.	Property and Equipment:

The balance of property and equipment net of accumulated depreciation and amortization at December 31, 2011, and 2010 consists of the following:

	2011	2010
Land	$3,831	$3,834
Buildings and improvements	18,618	18,596
Furniture and equipment	11,358	10,851

	33,807	33,281
less: accumulated depreciation & amortization	(13,630)	(12,398)

Net property and equipment	$20,177	$20,883

Depreciation expense was $1,486, $1,480, and $1,340 for the years ended December 31, 2011, and 2010, and 2009, respectively.

The Company leases certain facilities for office locations under non-cancelable operating lease agreements expiring through 2027. Rent expense related to these leases totaled $1,152, $1,148, and $1,030 in 2011, 2010 and 2009, respectively. The Company leases approximately 39 percent of its Springfield Gateway building to others under non-cancelable operating lease agreements extending through 2016.

Future minimum payments required and anticipated lease revenues under these leases are:

	Lease Commitments	Property Leased to Others
2012	$1,096	$207
2013	898	57
2014	770	57
2015	428	24
2016	402	—
Thereafter	2,649	—

	$6,243	$345

7.	Goodwill and Intangible Assets:

The following table summarizes the changes in the Company’s goodwill and core deposit intangible asset for the years ended December 31:

	2011	2010	2009
Goodwill	$22,031	$22,031	$22,031
Core deposit intangible asset	427	650	873
Amortization	(223)	(223)	(223)

Total goodwill and intangible assets	$22,235	$22,458	$22,681

The goodwill and core deposit intangible assets relate to the NWB Financial Corporation acquisition in November 2005. In accordance with ASC 350, “Intangibles Goodwill and Other,” the Company does not recognize amortization expense related to its goodwill but completes periodic assessments of goodwill impairment. Impairment, if deemed to exist, would be charged to noninterest expense in the period identified. Management completed its annual assessment of goodwill impairment as of December 31, 2011, and determined no impairment currently exists.

Forecasted amortization expense on the core deposit intangible asset is approximately $204 for the year 2012.

8.	Deposits:

Scheduled maturities or repricing of time deposits at December 31, are as follows:

	2011	2010
2011	$—	$115,814
2012	66,253	10,649
2013	12,919	6,271
2014	6,465	1,338
2015	13,401	8,216
2016	18,176	—
Thereafter	23,608	8,007

	$140,822	$150,295

9.	Federal Funds and Overnight Funds Purchased:

The Company has unsecured federal funds borrowing lines with various correspondent banks totaling $88,000. At December 31, 2011, there was $12,300 outstanding on these lines. At December 31, 2010, there were no outstanding borrowings on these lines.

The Company also has a secured overnight borrowing line available from the Federal Reserve Bank totaling $68,227 at December 31, 2011. The Federal Reserve Bank borrowing line is secured through the pledging of approximately $105,311 of commercial loans under the Company’s Borrower-In-Custody program. At December 31, 2011, there were no outstanding borrowings on this line. At December 31, 2010, there were no outstanding borrowings on this line.

10.	Federal Home Loan Bank Borrowings:

The Company has a borrowing line with the FHLB equal to 30 percent of total assets and subject to discounted collateral and stock holdings. At December 31, 2011, the maximum borrowing line was $381,070; however, the FHLB borrowing line is limited by the lower of the amount of FHLB stock held or the discounted value of collateral pledged. At December 31, 2011, the FHLB stock held by the Company supported a total of $237,422 in borrowings while the discounted value of real estate loans and securities pledged to the FHLB supported borrowings of $253,961. At December 31, 2011, the borrowing line was limited to the amount of FHLB stock held of $237,422. At December 31, 2011, there was $101,500 borrowed on this line, $57,000 of these borrowings were long-term and $44,500 were considered short-term borrowings.

The maximum FHLB borrowing line at December 31, 2010, was $363,053. At December 31, 2010, the Company had pledged $237,700 in real estate loans and securities to the FHLB with a discounted collateral value of $152,237. At December 31, 2010, there was $67,000 borrowed on this line and all of the advances were long-term.

Federal Home Loan Bank borrowings by year of maturity and applicable interest rate are summarized as follows as of December 31:

	Current Rates	December 31, 2011	December 31, 2010
Cash Management Advance		$—	$—
2011		—	10,000
2012	0.20%-5.28%	60,500	16,000
2013	2.46%-4.27%	22,000	22,000
2014	2.78%-3.25%	13,500	13,500
2015	2.19%-2.86%	3,500	3,500
2016	5.05%	2,000	2,000

		$101,500	$67,000

11.	Junior Subordinated Debentures:

In connection with the November 2005 acquisition of NWB Financial Corporation, the Company formed a wholly owned Delaware statutory business trust subsidiary, Pacific Continental Corporation Capital Trust (the “Trust”), which issued $8,248 of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8,248 of junior subordinated debentures of the Company. The debentures, which represent the sole asset of the Trust, accrued and paid distributions quarterly at a fixed rate of 6.265 percent per annum of the stated liquidation value of $1 per capital security. At January 7, 2011, the interest rate changed to a variable rate of three-month LIBOR plus 135 basis points.

The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of (1) accrued and unpaid distributions required to be paid on the Trust Preferred Securities, (2) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust, and (3) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on January 7, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after, January 7, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued interest. For the years ended December 31, 2011, 2010, and 2009, the Company recognized net interest expense of $136, $510, and $524, respectively, related to the Trust Preferred Securities.

12.	Income Taxes:

The provision (benefit) for income taxes for the years ended December 31 consists of the following:

	2011	2010	2009
Currently payable (refundable):
Federal	$245	$4,784	$(1,809)
State	50	50	24

	295	4,834	(1,785)

Deferred:
Federal	713	(2,347)	(1,793)
State	710	237	(261)

	1,423	(2,110)	(2,054)

Total income tax provision (benefit)	$1,718	$2,724	$(3,839)

The provision (benefit) for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the years ended December 31 was as follows:

	2011		2010		2009
Expected federal income tax provision	$2,471	35.00%	$2,736	35.00%	$(3,051)	35.00%
State income tax, net offederal income tax effect	298	4.22%	325	4.17%	(396)	4.54%
Municipal securities tax benefit	(422)	-5.98%	(93)	-1.19%	(146)	1.67%
Equity-based compensation	68	0.96%	98	1.25%	87	-1.00%
Benefit of purchased tax credits	(289)	-4.09%	(231)	-2.96%	(125)	1.43%
Low-income housing tax credits	(142)	-2.01%	(123)	-1.57%	(35)	0.40%
Deferred tax rate adjustments and other	(266)	-3.77%	12	0.15%	(173)	1.98%

Income tax provision (benefit)	$1,718	24.33%	$2,724	34.85%	$(3,839)	44.02%

The tax benefit associated with stock option plans reduced taxes payable by $12, $11, and $38 at December 31, 2011, 2010, and 2009, respectively. Such benefit is credited to common stock.

The components of deferred tax assets and liabilities at December 31 are as follows:

	2011	2010
Assets:
Allowance for loan losses	$5,861	$6,528
Basis adjustments on loans	1,337	695
Reserve for self-funded insurance	146	127
Oregon purchased tax credits	4,009	4,579
Nonqualified stock options	694	546
Accrued compensation	557	546
OTTI credit impairment	80	—
Nonaccrual loan interest	141	—
Other	11	574

Total deferred tax assets	12,836	13,595

Liabilities:
Federal Home Loan Bank stock dividends	595	595
Excess tax over book depreciation	1,485	715
Prepaid expenses	330	298
NWBF acquisition adjustments	80	167
Loan origination fees	832	883
Net unrealized gains on securities	2,206	749

Total deferred tax liabilities	5,528	3,407

Net deferred tax assets	$7,308	$10,188

Purchased tax credits of $4,009 will be utilized to offset future state income taxes. These credits are recognized over a five-year period beginning in the year of purchase and have an eight year carry forward period. If unused the credits will expire in the following years: $47 in 2017, $1,464 in 2018, $1,061 in 2019, $661 in 2020, $518 in 2021, and $258 in 2022. It is anticipated that all credits and other deferred asset items will be fully utilized in the normal course of operations and, accordingly, management has not reduced deferred tax assets by a valuation allowance.

13.	Retirement Plan:

The Company has a 401(k) profit sharing plan covering substantially all employees. The plan provides for employee and employer contributions. The total plan expenses, including employer contributions, were $240, $271, and $11 in 2011, 2010, and 2009, respectively.

14.	Share-based Compensation:

The Company’s 2006 Stock Option and Equity Compensation Plan (the “2006 SOEC Plan”) authorizes the award of up to 1,050,000 shares in stock-based awards. The awards granted under this plan are performance-based and are subject to vesting. The Compensation Committee of the Board of Directors may impose any terms or conditions on the vesting of an award that it determines to be appropriate. Awards granted generally vest over four years and have a maximum life of ten years. Awards may be granted at exercise prices of not less than 100 percent of the fair market value of the Company’s common stock at the grant date.

Pursuant to the 2006 SOEC Plan, incentive stock options (“ISOs”), nonqualified stock options, restricted stock, restricted stock units (“RSUs”), or stock appreciation rights (“SARs”) may be awarded to attract and retain the best available personnel to the Corporation and its subsidiaries. SARs may be settled in common stock or cash as determined at the date of issuance. Liability-based awards (including all cash-settled SARs) have no impact on the number of shares available to be issued within the plan. Additionally, non-qualified option awards and restricted stock awards may be granted to directors under the terms of this plan.

Prior to April 2006, incentive stock option (“ISO”) and non-qualified option awards were granted to employees and directors under the Company’s 1999 Employees’ Stock Option Plan and the Company’s 1999 Directors’ Stock Option Plan. The Company has stock options outstanding under both of these plans. Subsequent to the annual shareholders’ meeting in April 2006 all shares available under these plans were deregistered and are no longer available for future grants.

The following tables identify the compensation expenses recorded and tax benefits received by the Company in conjunction with its share-based compensation plans for the years ended December 31, 2011, 2010, and 2009:

	2011		2010		2009
	Compensation Expense (Benefit)	Tax Benefit (Expense)	Compensation Expense (Benefit)	Tax Benefit (Expense)	Compensation Expense (Benefit)	Tax Benefit (Expense)
Equity-based awards:
Director restricted stock	$56	$20	$56	$20	$63	$24
Director stock options	1	—	16	6	28	11
Employee stock options	173	—	246	—	222	—
Employee stock SARs	248	87	331	116	251	96
Employee RSUs	195	68	—	—	—	—
Liability-based awards:
Employee cash SARs	(70)	(25)	224	78	126	48

	$603	$150	$873	$220	$690	$179

Prior to 2011, the Company granted stock options to selected employees and directors. The following table summarizes information about stock option activity under all plans for the years ended December 31, 2011, 2010, and 2009:

	2011		2010		2009
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance, beginning of year	447,693	$13.61	518,275	$13.85	626,780	$14.24
Granted	—	—	62,475	11.30	115,747	12.07
Exercised	(14,000)	6.38	(16,408)	6.37	(38,367)	11.02
Forfeited or expired	(20,750)	15.81	(116,649)	14.46	(185,885)	14.66

Balance, end of year	412,943	$13.74	447,693	$13.61	518,275	$13.85

Options exercisable, end of year	295,168	$14.36	249,177	$14.15	269,331	$13.57

A summary of non-vested stock option activity during the current fiscal year is presented below:

	Non-vested Options	Weighted Average Grant Date Fair Value
Balance, beginning of year	198,518	$3.33
Granted	—	—
Vested	(45,991)	4.19
Forfeited, expired, or exercised	(34,752)	2.23

Balance, end of year	117,775	$3.32

The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of both options outstanding and options exercisable as of December 31, 2011, was $65. The weighted average remaining contractual term of options exercisable was 5.8 years as of December 31, 2011. The total intrinsic value of options exercised was $35, $30, and $125 in the years ended December 31, 2011, 2010, and 2009, respectively. During the years ended December 31, 2011, 2010, and 2009, the amount of cash received from the exercise of stock options was $89, $104, and $402, respectively. As of December 31, 2011, there was $206 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 1.9 years.

Prior to 2011, the Company granted SARs settled in stock to selected employees. The following table summarizes information about activity on SARs settled in stock for the years ended December 31, 2011, 2010, and 2009:

	2011		2010		2009
	Stock-settled SARs Outstanding	Weighted Average Exercise Price	Stock-settled SARs Outstanding	Weighted Average Exercise Price	Stock-settled SARs Outstanding	Weighted Average Exercise Price
Balance, beginning of year	460,915	$13.75	401,188	$14.63	266,909	$16.03
Granted	—	—	130,499	11.29	146,954	12.07
Exercised	—	—	—	—	—	—
Forfeited or expired	(55,575)	14.06	(70,772)	14.22	(12,675)	14.33

Balance, end of year	405,340	$13.71	460,915	$13.75	401,188	$14.63

Stock-settled SARs exercisable, end of year	247,930	$14.80	183,330	$15.64	115,650	$16.50

A summary of non-vested stock-settled SARs activity during the current fiscal year is presented below:

	Non-vested Stock-settled SARs	Weighted Average Grant Date Fair Value
Balance, beginning of year	277,585	$3.32
Granted	—	—
Vested	(64,600)	3.24
Forfeited, expired, or exercised	(55,575)	3.28

Balance, end of year	157,410	$3.37

There is no intrinsic value on the Company’s outstanding stock-settled SARs. The weighted average remaining contractual term of exercisable stock-settled SARs was 6.7 years as of December 31, 2011. As of December 31, 2011, there was $345 of total unrecognized compensation cost related to non-vested stock-settled SARs which is expected to be recognized over a weighted average period of 2.0 years.

Prior to 2011, the Company granted SARs settled in cash to selected employees. The following table summarizes information about activity on SARs settled in cash for the years ended December 31, 2011, 2010, and 2009:

	2011		2010		2009
	Cash-settled SARs Outstanding	Weighted Average Exercise Price	Cash-settled SARs Outstanding	Weighted Average Exercise Price	Cash-settled SARs Outstanding	Weighted Average Exercise Price
Balance, beginning of year	250,229	$14.78	272,711	$14.75	192,713	$16.06
Granted	—	—	—	—	95,523	12.07
Exercised	—	—	—	—	—	—
Forfeited or expired	(19,622)	14.45	(22,482)	14.37	(15,525)	14.54

Balance, end of year	230,607	$14.81	250,229	$14.78	272,711	$14.75

Cash-settled SARs exercisable, end of year	176,446	$15.43	139,700	$15.75	82,953	$16.52

A summary of non-vested stock-settled SARs activity during the current fiscal year is presented below:

	Non-vested Cash-settled SARs	Weighted Average Grant Date Fair Value
Balance, beginning of year	110,529	$2.71
Granted	—	—
Vested	(36,747)	2.76
Forfeited, expired, or exercised	(19,621)	2.88

Balance, end of year	54,161	$2.48

There is no intrinsic value on the Company’s outstanding cash-settled SARs. The weighted average remaining contractual term of exercisable cash-settled SARs was 6.1 years as of December 31, 2011. As of December 31, 2011, there was $53 of total unrecognized compensation cost related to non-vested stock-settled SARs which is expected to be recognized over a weighted average period of 1.2 years.

In 2011, the Company granted RSUs to selected employees. The RSUs vest equally over four years. The Company’s RSUs do not accrue dividends and the grantees do not have voting rights. No RSUs were granted prior to 2011.

The following table provides information regarding RSU activity during 2011:

	2011
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of year	—	$—
Granted	127,192	9.40
Vested	—	—
Forfeited or expired	(1,304)	9.40

Balance, end of year	125,888	$9.40

Under the terms of the 2006 SOEC Plan, shares of Pacific Continental Corporation common stock are to be issued as soon as is practicable upon vesting of RSUs.

15.	Transactions with Related Parties:

The Company has granted loans to officers and directors and to companies with which they are associated. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. Activity with respect to these loans during the year ended December 31 was as follows:

	2011	2010	2009
Balance, beginning of year	$993	$1,088	$1,763
Additions or renewals	204	828	874
Amounts collected	(203)	(923)	(1,549)

Balance, end of year	$994	$993	$1,088

In addition, there were $142 in commitments to extend credit to directors and officers at December 31, 2011, which are included among loan commitments, disclosed in Note 16.

16.	Commitments and Contingencies:

In the normal course of business under the provisions of the Company’s investment policy, additional investment securities may be purchased from time to time. Commitments to purchase securities are generally settled within a month and are not associated with repurchase agreements.

In order to meet the financing needs of its clients, the Company commits to extensions of credit and issues letters of credit. The Company uses the same credit policies in making commitments and conditional obligations as it does for other products. In the event of nonperformance by the client, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. The Company’s collateral policies related to financial instruments with off-balance sheet risk conform to its general underwriting guidelines.

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

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a client to a third-party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients.

Off-balance sheet instruments at December 31 consist of the following:

	2011	2010
Commitments to purchase securities	$9,822	$—
Commitments to extend credit (principally variable rate)	$118,867	$104,808
Letters of credit and financial guarantees written	$1,163	$1,493

The Company has entered into Executive Employment Agreements with two key executive officers. The employment agreements provide for minimum aggregate annual base salaries of $689,720, plus performance adjustments, life insurance coverage, and other perquisites commonly found in such agreements. The two employment agreements expire in 2014 unless extended or terminated earlier.

Legal contingencies arise from time-to-time in the normal course of business. Based upon analysis of management and in consultation with the Company’s legal counsel there are no current legal matters which are expected to have a material effect on the Company’s consolidated financial statements.

17.	Fair Value:

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

The estimated fair values of the financial instruments at December 31 are as follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$19,859	$19,859	$25,691	$25,691
Securities available for sale	346,542	346,542	253,907	253,907
Loans held-for-sale	1,058	1,058	2,116	2,116
Loans	820,152	814,882	856,385	844,838
Interest receivable	4,725	4,725	4,371	4,371
Federal Home Loan Bank stock	10,652	10,652	10,652	10,652
Bank-owned life insurance	15,038	15,038	—	—
Financial liabilities:
Deposits	965,254	965,724	958,959	959,993
Federal funds and overnight funds purchased	12,300	12,300	—	—
Federal Home Loan Bank borrowings	101,500	103,884	67,000	69,456
Junior subordinated debentures	8,248	2,039	8,248	1,927
Accrued interest payable	264	264	587	587

Cash and Cash Equivalents – The carrying amount approximates fair value.

Securities available-for-sale and Federal Home Loan Bank stock – Fair value is based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. FHLB stock is valued based on the most recent redemption price.

Loans Held-for-sale – Fair value represents the anticipated proceeds from the sale of related loans.

Loans – For variable rate loans that reprice frequently and have no significant change in credit risk, fair value is based on carrying values. Fair value of fixed rate loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable, and consider credit risk. The Company uses an independent third-party in establishing the fair value of its loan portfolio.

Interest receivable and payable – The carrying amounts of accrued interest receivable and payable approximate their fair value.

Federal Home Loan Bank stock – The carrying amount approximates fair value.

Bank-owned life insurance – The carrying amount approximates fair value.

Deposits – Fair value of demand, interest bearing demand and savings deposits is the amount payable on demand at the reporting date. Fair value of time deposits is estimated using the interest rates currently offered for deposits of similar remaining maturities. The Company uses an independent third-party to establish the fair value of time deposits.

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

The Company also adheres to the FASB guidance with regards to ASC 820, “Fair Value Measures.” This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement requires fair value measurement disclosure of all assets and liabilities that are carried at fair value on either a recurring or nonrecurring basis. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily accessible or available. The valuation techniques used are based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

        Level 1 – Quoted prices for identical instruments in active markets.

        Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active or model-derived valuations whose inputs are observable or whose significant value drivers are observable.

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

The tables below show assets measured at fair value on a recurring basis as of December 31, 2011, and December 31, 2010:

		Fair Value Measurements Using
December 31, 2011	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S government agencies	$12,958	$—	$12,958	$—
Obligation of states and political subdivisions	49,576	—	49,576	—
Private-label mortgage-backed securities	11,927	—	10,208	1,719
Mortgage-backed securities	272,081	—	272,081	—

Total available-for-sale securities	$346,542	$—	$344,823	$1,719

		Fair Value Measurements Using
December 31, 2010	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S government agencies	$7,262	$—	$7,262	$—
Obligation of states and political subdivisions	32,079	—	32,079	—
Private-label mortgage-backed securities	20,061	—	17,769	2,292
Mortgage-backed securities	194,505	—	194,505	—

Total available-for-sale securities	$253,907	$—	$251,615	$2,292

The following table provides a reconciliation of assets measured at fair value on a recurring basis using unobservable inputs (Level 3) from December 31, 2010, to December 31, 2011:

Private-label Mortgage- backed Securities
Beginning balance	$2,292
Transfers into Level 3	353
Transfers out of Level 3	—
Total gains or losses
Included in earnings	(113)
Included in other comprehensive income	(86)
Paydowns	(346)
Purchases, issuances, sales, and settlements
Purchases	—
Issuances	—
Sales	(381)
Settlements	—

Ending Balance	$1,719

Fair value for all classes of available-for-sale securities is estimated by obtaining quoted market prices for identical assets, where available. If such prices are not available, fair value is based on quoted prices for similar instruments or model-derived valuations whose inputs are observable or whose significant value drivers are observable. In instances where quoted prices for identical or similar instruments and observable inputs are not available, unobservable inputs, including the Company’s own data, are used.

The Company utilizes an independent third-party asset pricing service to estimate fair value on all of its available-for-sale securities. The inputs used to value all securities include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research, market indicators, and industry and economic trends. Additional inputs specific to each asset type are as follows:

•	Obligations of U.S. government agencies – TRACE reported trades.

•	Obligations of states and political subdivisions – MSRB reported trades, material event notices, and Municipal Market Data (MMD) benchmark yields.

•	Private-label mortgage-backed securities – new issue data, monthly payment information, and collateral performance (whole loan collateral).

•	Mortgage-backed securities – TBA prices and monthly payment information.

Inputs may be prioritized differently on any given day for any security and not all inputs listed are available for use in the evaluation process on any given day for each security evaluation.

The valuation methodology used by asset type includes:

•

Obligations of U.S. government agencies – security characteristics, defined sector break-down, benchmark yields, applied base spread, yield to maturity (bullet structures), corporate action adjustment, and evaluations based on T+3 settlement.

•

Obligations of states and political subdivisions – security characteristics, benchmark yields, applied base spread, yield to worst or market convention, ratings updates, prepayment schedules (housing bonds), material event notice adjustments, and evaluations based on T+3 settlement.

•

Private-label mortgage-backed securities – security characteristics, prepayment speeds, cash flows, TBA, Treasury and swap curves, IO/PO strips or floating indexes, applied base spread, spread adjustments, yield to worst or market convention, ratings updates (whole-loan collateral), and evaluations based on T+0 settlement.

•	Mortgage-backed securities – security characteristics, TBA, Treasury, or floating index benchmarks, spread to TBA levels, prepayment speeds, applied spreads, and evaluations based on T+0 settlement.

The third-party pricing service follows multiple review processes to assess the available market, credit and deal-level information to support its valuation estimates. If sufficient objectively verifiable information is not available to support a security’s valuation an alternate independent evaluation source will be used.

The Company’s entire securities portfolio was valued through its independent third-party pricing service using observable inputs. For further assurance, the Company’s estimate of fair value was compared to an additional independent third-party estimate at December 31, 2011. This analysis was performed at the individual security level and no material variances were noted.

There have been no significant changes in the valuation techniques during the periods reported.

The tables below show assets measured at fair value on a nonrecurring basis as of December 31, 2011, and December 31, 2010:

		Fair Value Measurements Using
December 31, 2011	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Twelve Months Ended December 31, 2011 Total Loss
Loans measured for impairment (net of guarantees)	$22,969	$—	$—	$22,969	$455
Other real estate owned	11,000	—	—	11,000	2,427

	$33,969	$—	$—	$33,969	$2,882

		Fair Value Measurements Using
December 31, 2010	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Twelve Months Ended December 31, 2010 Total Loss
Loans measured for impairment (net of guarantees)	$24,094	$—	$—	$24,094	$1,584
Other real estate owned	14,293	—	—	14,293	896

	$38,387	$—	$—	$38,387	$2,480

No transfers to or from Level 3 occurred during 2011 or 2010 on assets measured at fair value on a nonrecurring basis.

The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a nonrecurring basis.

Loans measured for impairment (net of government guarantees and specific reserves) include the estimated fair value of collateral-dependent loans, less collectible government guarantees, as well as certain noncollateral-dependent loans measured for impairment with an allocated specific reserve. When a collateral-dependent loan is identified as impaired, the value of the loan is measured using the current fair value of the collateral less selling costs. The fair value of collateral is generally estimated by obtaining external appraisals which are usually updated every 6 to 12 months based on the nature of the impaired loans. Certain noncollateral-dependent loans measured for impairment with an allocated specific reserve are valued based upon the estimated net realizable value of the loan. If the estimated fair value of the impaired loan, less collectible government guarantees, is less than the recorded investment in the loan, impairment is recognized as a charge-off through the allowance for loan losses. The carrying value of the loan is adjusted to the estimated fair value. The carrying value of loans fully charged off is zero.

Other real estate owned represents real estate which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically orders appraisals or performs valuations to ensure that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Appraisals are generally updated every 6 to 12 months on other real estate owned. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned. The loss represents impairments on other real estate owned for fair value adjustments based on the fair value of the real estate.

There have been no significant changes in the valuation techniques during the periods reported.

18.	Regulatory Matters:

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to leverage assets. Management believes that, as of December 31, 2011, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2011, and according to Federal Reserve and FDIC guidelines, the Company and the Bank are considered to be well-capitalized. To be categorized as well-capitalized, the Company and the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total capital (to risk weighted assets)
Bank:	$165,089	18.41%	$71,756	8%	$89,695	10%
Company:	$172,336	19.22%	$71,720	8%	$89,651	10%
Tier 1 capital (to risk weighted assets)
Bank:	$153,829	17.15%	$35,878	4%	$53,817	6%
Company:	$161,076	17.97%	$35,860	4%	$53,790	6%
Tier 1 capital (to leverage assets)
Bank:	$153,829	12.51%	$49,178	4%	$61,472	5%
Company:	$161,076	13.09%	$49,226	4%	$61,533	5%
As of December 31, 2010:
Total capital (to risk weighted assets)
Bank:	$159,401	16.16%	$78,934	8%	$98,668	10%
Company:	$168,727	17.10%	$78,954	8%	$98,693	10%
Tier 1 capital (to risk weighted assets)
Bank:	$147,247	14.92%	$39,467	4%	$59,201	6%
Company:	$156,573	15.86%	$39,477	4%	$59,216	6%
Tier 1 capital (to leverage assets)
Bank:	$147,247	12.58%	$46,808	4%	$58,510	5%
Company:	$156,573	13.38%	$46,809	4%	$58,511	5%

19.	Parent Company Financial Information:

Financial information for Pacific Continental Corporation (Parent Company only) is presented below:

BALANCE SHEETS

December 31

	2011	2010
Assets:
Cash deposited with the Bank	$7,273	$9,433
Prepaid expenses	11	26
Equity in Trust	248	248
Investment in the Bank, at cost plus equity in earnings	179,618	170,911

	$187,150	$180,618

Liabilities and shareholders’ equity:
Liabilities	$36	$132
Junior subordinated debentures	8,248	8,248
Shareholders’ equity	178,866	172,238

	$187,150	$180,618

STATEMENTS OF OPERATIONS

For the Periods Ended December 31

	2011	2010	2009
Income:
Cash dividends from the Bank	$15	$16	$2,600

	15	16	2,600

Expenses:
Interest expense	136	510	508
Investor relations	112	67	46
Legal, registration expense, and other	55	141	139
Personnel costs paid to Bank	140	132	177

	443	850	870

Income before income tax expense and equity in undistributed earnings (loss) from the Bank	(428)	(834)	1,730
Income tax expense	162	317	(658)
Equity in undistributed earnings (loss) of the Bank	5,607	5,609	(5,951)

Net income (loss)	$5,341	$5,092	$(4,879)

STATEMENTS OF CASH FLOWS

For the Periods Ended December 31

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$5,341	$5,092	$(4,879)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed (earnings) loss from the Bank	(5,607)	(5,609)	5,951
Excess tax benefit of stock options exercised	(14)	(11)	(38)
Other, net	(197)	(95)	(1,577)

Net cash used in operating activities	(477)	(623)	(543)

Cash flows from investing activities:
Investment in bank subsidiary	—	—	(41,900)

Net cash provided by investing activities	—	—	(41,900)

Cash flows from financing activities:
Proceeds from stock options exercised	89	104	402
Income tax benefit for sotck options exercised	14	11	38
Proceeds from share issuance	56	38	55,293
Dividends paid	(1,842)	(736)	(3,272)

Net cash provided by (used in) financing activities	(1,683)	(583)	52,461

Net increase (decrease) in cash	(2,160)	(1,206)	10,018
Cash, beginning of period	9,433	10,639	621

Cash, end of period	7,273	$9,433	$10,639

ITEM 9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and timely reported as provided in the SEC rules and forms. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The management of Pacific Continental Corporation has assessed the effectiveness of its internal control over financial reporting at December 31, 2011. To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, at December 31, 2011, management has determined that internal controls over financial reporting were effective.

ITEM 9B	Other Information

None

PART III

ITEM 10	Directors, Executive Officers, and Corporate Governance

The information regarding “Directors and Executive Officers of the Registrant” of the Company is incorporated by reference from the sections entitled “ELECTION OF DIRECTORS—Nominees for Director,” “MANAGEMENT” and “COMPLIANCE WITH SECTION 16(a) FILING REQUIREMENTS” of the Company’s 2012 Annual Meeting Proxy Statement (the “Proxy Statement”).

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

The information regarding “Certain Relationships and Related Transactions and Director Independence” is incorporated by reference from the sections entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “CORPORATE GOVERNANCE – Director Independence” of the Proxy Statement.

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

(a)(3)        Exhibit Index

Exhibit

3.1	Second Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

10.1*	1999 Employee Stock Option Plan (3)

10.2*	1999 Director’s Stock Option Plan (3)

10.3*	Amended 2006 Stock Option and Equity Compensation Plan (4)

10.4*	Form of Restricted Stock Award Agreement (5)

10.5*	Form of Stock Option Award Agreement (5)

10.6*	Form of Restricted Stock Unit Agreement (6)

10.7*	Form of Stock Appreciation Rights Agreement (5)

10.8*	Form of Executive Restricted Stock Unit Award Agreement (6)

10.9*	Form of Change in Control Agreement with executive officers (7)

10.10*	Amended and Restated Employment Agreement for Roger Busse dated January 31, 2012 (7)

10.11*	Amended and Restated Employment Agreement for Hal M. Brown dated January 31, 2012 (7)

10.12*	NWB Financial Corporation Employee Stock Option Plan (8)

10.13*	NWB Financial Corporation Director Stock Option Plan (8)

10.14*	Director Fee Schedule, Effective January 1, 2011 (9)

10.15*	Director Stock Trading Plan (10)

14	Code of Ethics for Senior Financial Officers and Principal Executive Officer (10)

23.1+	Consent of Moss Adams LLP

24.1+	Power of Attorney (included on signature page to this report)

31.1+	302 Certification, Hal M. Brown, Chief Executive Officer

31.2 +	302 Certification, Michael A. Reynolds, Executive Vice President and Chief Financial Officer

32 +	Certifications Pursuant to 18 U.S.C. Section 1350

101+	The following financial information from Pacific Continental Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, is formatted in XBRL; (i) the Audited Consolidated Balance Sheets, (ii) the Audited Consolidated Statements of Operations, (iii) the Audited Consolidated Statements of Comprehensive Income (Loss), (iv) the Audited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Audited Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010.
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.
(3)	Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s S-8 Registration Statement (File No. 333-109501).
(4)	Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
(5)	Incorporated by reference to Exhibits 99.2-99.5 of the Company’s Form S-8 Registration Statement (File No. 333-134702).
(6)	Incorporated by reference to exhibits 10.1 and 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
(7)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 of the Company’s Current Report on Form 8-K filed February 2, 2012
(8)	Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s Form S-8 Registration Statement (File No. 333-130886).
(9)	Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
(10)	Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*	Executive Contract, Compensatory Plan or Arrangement
+	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on March 9, 2012.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 9th day of March 2012.

Principal Executive Officer

By	/s/ Hal M. Brown Hal Brown	Chief Executive Officer and Director

Principal Financial and Accounting Officer

By	/s/ Michael A. Reynolds Michael A. Reynolds	Executive Vice President and Chief Financial Officer

Remaining Directors

By	/s/ Robert A. Ballin Robert A. Ballin	Chairman	By	/s/ Michael Heijer Michael Heijer	Director

By	/s/ Donald G. Montgomery Donald G. Montgomery	Vice Chairman	By	/s/ Michael D. Holzgang Michael D. Holzgang	Director

By	/s/ Cathi Hatch Cathi Hatch	Director	By	/s/ Donald L. Krahmer, Jr. Donald L. Krahmer, Jr.	Director

By	/s/ Michael S. Holcomb Michael S. Holcomb	Director	By	/s/ John H. Rickman John H. Rickman	Director