Form 10-Q
period 2012-03-31
PACIFIC CONTINENTAL CORP
filed 2012-05-04
CIK 1084717

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2012.

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

Common Stock outstanding as of May 1, 2012: 18,204,121

PACIFIC CONTINENTAL CORPORATION

FORM 10-Q

QUARTERLY REPORT

Part I	Financial Information
Item 1	Financial Statements

Pacific Continental Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2012	December 31, 2011	March 31, 2011
ASSETS
Cash and due from banks	$18,187	$19,807	$17,333
Interest-bearing deposits with banks	207	52	273

Total cash and cash equivalents	18,394	19,859	17,606
Securities available-for-sale	366,916	346,542	270,792
Loans held-for-sale	—	1,058	360
Loans, less allowance for loan losses and net deferred fees	809,031	805,211	826,466
Interest receivable	4,560	4,725	4,458
Federal Home Loan Bank stock	10,652	10,652	10,652
Property and equipment, net of accumulated depreciation	19,950	20,177	20,597
Goodwill and intangible assets	22,179	22,235	22,402
Deferred tax asset	6,648	7,308	9,869
Taxes receivable	1,671	1,671	—
Other real estate owned	10,102	11,000	13,740
Prepaid FDIC assessment	2,536	2,782	3,907
Bank-owned life insurance	15,165	15,038	—
Other assets	1,989	1,974	1,686

Total assets	$1,289,793	$1,270,232	$1,202,535

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$281,282	$278,576	$247,223
Savings and interest-bearing checking	517,350	545,856	541,833
Time $100,000 and over	72,309	72,436	62,385
Other time	83,706	68,386	74,929

Total deposits	954,647	965,254	926,370
Federal funds and overnight funds purchased	—	12,300	—
Federal Home Loan Bank borrowings	143,500	101,500	91,500
Junior subordinated debentures	8,248	8,248	8,248
Accrued interest and other payables	3,838	4,064	2,667

Total liabilities	1,110,233	1,091,366	1,028,785

Shareholders’ equity
Common stock, shares authorized: 50,000,000; shares issued and outstanding: 18,195,415 at March 31, 2012, 18,435,084 at December 31, 2011 and 18,421,132 at March 31, 2011	135,920	137,844	137,221
Retained earnings	39,267	37,468	35,234
Accumulated other comprehensive income	4,373	3,554	1,295

	179,560	178,866	173,750

Total liabilities and shareholders’ equity	$1,289,793	$1,270,232	$1,202,535

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2012	2011
Interest and dividend income
Loans	$12,122	$12,999
Securities	2,144	2,041
Federal funds sold & interest-bearing deposits with banks	1	2

	14,267	15,042

Interest expense
Deposits	1,139	1,926
Federal Home Loan Bank & Federal Reserve borrowings	469	492
Junior subordinated debentures	40	31
Federal funds purchased	6	11

	1,654	2,460

Net interest income	12,613	12,582
Provision for loan losses	1,300	2,150

Net interest income after provision for loan losses	11,313	10,432

Noninterest income
Service charges on deposit accounts	440	430
Other fee income, principally bankcard	387	387
Net gain (loss) on sale of investment securities	—	(9)
Mortgage banking income	72	42
Loan servicing fees	18	28
Bank-owned life insurance income	127	—
Other noninterest income	408	272

	1,452	1,150

Noninterest expense
Salaries and employee benefits	4,913	4,667
Premises and equipment	863	858
Bankcard processing	141	157
Business development	423	382
FDIC insurance assessment	239	508
Other real estate expense	378	955
Other noninterest expense	1,762	1,818

	8,719	9,345

Income before provision for income taxes	4,046	2,237
Provision for income taxes	1,330	788

Net income	$2,716	$1,449

Earnings per share
Basic	$0.15	$0.08

Diluted	$0.15	$0.08

Weighted average shares outstanding
Basic	18,376,324	18,415,865
Common stock equivalents attributable to stock-based awards	141,996	28,539

Diluted	18,518,320	18,444,404

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$2,716	$1,449
Other comprehensive income:
Available-for-sale securities:
Unrealized gains arising during the quarter	1,328	134
Reclassification adjustment for losses realized in net income	—	9
Income tax expense	(509)	(55)

Total other comprehensive income, net of tax	819	88

Total comprehensive income	$3,535	$1,537

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2010	18,415,132	137,062	33,969	1,207	172,238
Net income			5,341		5,341
Other comprehensive income, net of tax:				2,347	2,347
Stock issuance	5,952	56			56
Stock options exercised and related tax benefit	14,000	103			103
Share Based compensation		623			623
Cash dividends			(1,842)		(1,842)

Balance, December 31, 2011	18,435,084	$137,844	$37,468	$3,554	$178,866

Net income			2,716		2,716
Other comprehensive income, net of tax				819	819
Stock options exercised and related tax benefit	2,500	19			19
Stock Repurchased	(242,169)	(2,088)			(2,088)
Share Based compensation		145			145
Cash dividends			(917)		(917)

Balance, March 31, 2012	18,195,415	$135,920	$39,267	$4,373	$179,560

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$2,716	$1,449
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, net of accretion	2,078	1,353
Valuation adjustment on foreclosed assets	345	843
Loss (gain) on sale of foreclosed assets	(42)	57
Provision for loan losses	1,300	2,150
Deferred income taxes	674	319
BOLI Income	(127)	—
Share-based compensation	145	115
Excess tax benefit of stock options exercised	(3)	(6)
Production of mortgage loans held-for-sale	(2,259)	(1,890)
Proceeds from the sale of mortgage loans held-for-sale	3,317	3,646
Change in:
Interest receivable	165	(87)
Deferred loan fees	50	40
Accrued interest payable and other liabilities	(732)	(1,112)
Other assets	230	209

Net cash provided by operating activities	7,857	7,086

Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale investment securities	19,250	19,372
Purchase of available-for-sale investment securities	(39,966)	(37,054)
Net loan principal collections	(5,242)	10,798
Net purchase of property and equipment	(125)	(72)
Proceeds on sale of foreclosed assets	668	14
Purchase of energy tax credits	(14)	—

Net cash used by investing activities	(25,429)	(6,942)

Cash flows from financing activities:
Change in deposits	(10,607)	(32,589)
Change in federal funds purchased and FHLB short-term borrowings	34,200	30,000
FHLB advances repayment	(4,500)	(5,500)
Proceeds from stock options exercised	16	38
Income tax benefit from stock options exercised	3	6
Dividends paid	(917)	(184)
Repurchase of Common Stock	(2,088)	—

Net cash provided (used) by financing activities	16,107	(8,229)

Net decrease in cash and cash equivalents	(1,465)	(8,085)
Cash and cash equivalents, beginning of period	19,859	25,691

Cash and cash equivalents, end of period	$18,394	$17,606

Supplemental information:
Noncash investing and financing activities:
Transfers of loans to foreclosed assets	$73	$361
Change in fair value of securities, net of deferred income taxes	$819	$88
Cash paid during the period for:
Income taxes	$—	$—
Interest	$1,628	$2,241

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

A complete set of Notes to Consolidated Financial Statements is a part of the Company’s 2011 Form 10-K filed March 9, 2012. The notes below are included due to material changes in the financial statements or to provide the reader with additional information not otherwise available. In preparing these financial statements, the Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements. All dollar amounts in the following notes are expressed in thousands, except per share amounts or where otherwise indicated.

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

The balance sheet data as of December 31, 2011, was derived from audited financial statements, but does not include all disclosures contained in the Company’s 2011 Form 10-K. The interim consolidated financial statements should be read in conjunction with the December 31, 2011, consolidated financial statements, including the notes thereto, included in the Company’s 2011 Form 10-K.

2.	Securities Available-for Sale

At March 31, 2012, there were 70 investment securities in unrealized loss positions. The unrealized loss associated with the investments of $4,182 in a continuous unrealized loss position for twelve months or longer was $659, of which $649 is related to private-label mortgage backed securities, and $10 is related to mortgage-backed securities. The Company has no current intent, nor is it more likely than not that it will be required to sell these securities before the recovery of carrying value.

March 31, 2012 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Securities in Continuous Unrealized Loss Position For Less Than 12 Months	Securities in Continuous Unrealized Loss Position For 12 Months or Longer
Unrealized Loss Positions
Obligations of U.S. government agencies	$1,500	$—	$(10)	$1,490	$1,490	$—
Obligations of states and political subdivisions	6,509	—	(171)	6,338	6,338	—
Private-label mortgage-backed securities	3,908	—	(694)	3,214	389	2,825
Mortgage-backed securities	55,529	—	(313)	55,216	53,859	1,357

	$67,446	$—	$(1,188)	$66,258	$62,076	$4,182

Unrealized Gain Positions
Obligations of U.S. government agencies	$12,550	$454	$—	$13,004
Obligations of states and political subdivisions	47,729	2,886	—	50,615
Private-label mortgage-backed securities	7,314	235	—	7,549
Mortgage-backed securities	224,789	4,701	—	229,490

	292,382	8,276	—	300,658

	$359,828	$8,276	$(1,188)	$366,916

At March 31, 2012, unrealized losses exist on certain securities classified as agencies, obligations of state and political subdivisions, mortgage-backed securities and private-label mortgage-backed securities. The unrealized losses on agency securities are deemed to be temporary. Additionally, the unrealized losses on agency mortgage-backed securities and securities that are obligations of U.S. government agencies were deemed to be temporary, as these securities retain strong credit ratings, continue to perform adequately, and are backed by various government-sponsored enterprises (“GSEs”). These decreases in fair value are associated with the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities has resulted from current economic conditions. Although yields on these securities may be below market rates during the period, no loss of principal is expected.

During the first quarter 2012, management reviewed all of its private-label mortgage-backed securities for the presence of other-than-temporary impairment (“OTTI”). Management’s evaluation included the use of independently-generated third-party credit surveillance reports that analyze the loans underlying each security. These reports include estimates of default rates and severities, life collateral loss rates, and static voluntary prepayment assumptions to generate estimated cash flows at the individual security level. Additionally, management considered factors such as downgraded credit ratings, severity and duration of the impairments, the stability of the issuers, and any discounts paid when the securities were purchased. Management has considered all available information related to the collectability of the impaired investment securities and believes that the estimated credit loss is appropriate.

Following is a tabular roll-forward of the amount of credit-related OTTI recognized in earnings during the three months ended March 31, 2012, and 2011:

	Three months ended
	March 31, 2012	March 31, 2011
Balance, beginning of period:	$204	$226
Additions:
Initial OTTI credit loss	—	—

Balance, end of period:	$204	$226

At March 31, 2012, seven of the Company’s private-label mortgage-backed securities with an amortized cost of $3,525 were classified as substandard as their ratings were below investment grade. Securities with an amortized cost of $3,644 and $6,523 were classified as substandard at December 31, 2011 and March 31, 2011, respectively.

The projected average life of the securities portfolio is 3.8 years.

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2011, are as follows:

December 31, 2011 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Securities in Continuous Unrealized Loss Position For Less Than 12 Months	Securities in Continuous Unrealized Loss Position For 12 Months or Longer
Unrealized Loss Positions
Obligations of U.S. government agencies	$2,000	$—	$(6)	$1,994	$1,994	$—
Obligations of states and political subdivisions	—	—	—	—	—	—
Private-label mortgage-backed securities	5,590	—	(823)	4,767	2,290	2,477
Mortgage-backed securities	94,314	—	(685)	93,629	92,064	1,565

	$101,904	$—	$(1,514)	$100,390	$96,348	$4,042

Unrealized Gain Positions
Obligations of U.S. government agencies	$10,553	$411	$—	$10,964
Obligations of states and political subdivisions	46,721	2,855	—	49,576
Private-label mortgage-backed securities	6,927	233	—	7,160
Mortgage-backed securities	174,677	3,775	—	178,452

	238,878	7,274	—	246,152

	$340,782	$7,274	$(1,514)	$346,542

At December 31, 2011, there were 91 investment securities in unrealized loss positions of which 9 had been in a continuous loss position for twelve months or longer. The unrealized loss associated with the investments of $4,042 in a continuous unrealized loss position for twelve months or longer was $763.

The amortized cost and estimated fair values of securities available-for-sale at March 31, 2011, are as follows:

March 31, 2011 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Securities in Continuous Unrealized Loss Position for Less Than 12 Months	Securities in Continuous Unrealized Loss Position For 12 Months or Longer
Unrealized Loss Positions
Obligations of U.S. government agencies	$21,665	$—	$(747)	$20,918	$20,918	$—
Obligations of states and political subdivisions	—	—	—	—	—	—
Private-label mortgage-backed securities	5,240	—	(609)	4,631	1,627	3,004
Mortgage-backed securities	66,724	—	(538)	66,186	66,186	—

	$93,629	$—	$(1,894)	$91,735	$88,731	$3,004

Unrealized Gain Positions
Obligations of U.S. government agencies	$7,048	$177	$—	$7,225
Obligations of states and political subdivisions	13,066	475	—	13,541
Private-label mortgage-backed securities	11,862	455	—	12,317
Mortgage-backed securities	143,089	2,885	—	145,974

	175,065	3,992	—	179,057

	$268,694	$3,992	$(1,894)	$270,792

At March 31, 2011, there were 106 investment securities in unrealized loss positions, of which 7 had been in a continuous loss position for twelve months or longer. The unrealized loss associated with the investments of $3,004 in a continuous unrealized loss position for twelve months or longer was $549.

The amortized cost and estimated fair value of securities at March 31, 2012, December 31, 2011, and March 31, 2011, by maturity are shown below. Obligations of U.S. government agencies and states and political subdivisions are shown by contractual maturity. Mortgage-backed securities are shown by projected average life.

	March 31, 2012		December 31, 2011		March 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$36,577	$36,830	$52,769	$52,757	$19,383	$19,667
Due after one year through 5 years	215,492	218,919	199,757	202,889	205,135	207,581
Due after 5 years through 10 years	104,896	108,308	86,479	89,043	37,179	36,775
Due after 10 years	2,863	2,859	1,777	1,853	6,997	6,769

	$359,828	$366,916	$340,782	$346,542	$268,694	$270,792

No securities available for sale were sold during the first quarter of 2012. Three investment securities were sold during the first quarter of 2011 resulting in proceeds of $3,179, gross realized gains of $149 and gross realized losses of $158. The specific identification method was used to determine the cost of the securities sold.

At March 31, 2012, securities with amortized costs of $16,673 (estimated market values of $17,136) were pledged to secure certain treasury and public deposits as required by law, and to secure borrowing lines.

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

Major classifications of period-end loans, including loans held-for-sale, are as follows:

	March 31, 2012	% of gross loans	December 31, 2011	% of gross loans	March 31, 2011	% of gross loans
Real estate secured loans:
Permanent Loans:
Multifamily residential	$51,102	6.2%	$51,897	6.3%	$48,111	5.7%
Residential 1-4 family	59,642	7.2%	61,717	7.5%	72,926	8.7%
Owner-occupied commercial	218,526	26.5%	207,008	25.2%	205,701	24.4%
Non-owner-occupied commercial	140,142	17.0%	157,844	19.2%	178,885	21.2%

Total permanent real estate loans	469,412	56.9%	478,466	58.3%	505,623	60.0%
Construction Loans:
Multifamily residential	4,906	0.6%	2,574	0.3%	1,114	0.1%
Residential 1-4 family	16,590	2.0%	17,960	2.2%	21,774	2.6%
Commercial real estate	12,546	1.5%	10,901	1.3%	12,332	1.5%
Commercial bare land and acquisition & development	18,566	2.2%	19,496	2.4%	25,072	3.0%
Residential bare land and acquisition & development	11,016	1.3%	12,707	1.5%	14,506	1.7%

Total construction real estate loans	63,624	7.7%	63,638	7.8%	74,798	8.9%

Total real estate loans	533,036	64.6%	542,104	66.0%	580,421	68.9%
Commercial loans	286,543	34.7%	272,600	33.2%	253,810	30.1%
Consumer loans	4,569	0.6%	4,569	0.6%	5,966	0.7%
Other loans	1,439	0.2%	1,556	0.2%	2,119	0.3%

Gross loans	825,587	100.0%	820,829	100.0%	842,316	100.0%
Deferred loan origination fees	(727)		(677)		(623)

	824,860		820,152		841,693
Allowance for loan losses	(15,829)		(14,941)		(15,227)

Total loans, net of allowance for loan losses and net deferred fees	$809,031		$805,211		$826,466

Loans held-for-sale	$—		$1,058		$360

At March 31, 2012, outstanding loans to dental professionals totaled $222,979 and represented 27.0% of total outstanding loans compared to dental professional loans of $208,489 or 25.4% at December 31, 2011, and $182,258 or 21.6% at March 31, 2011. There are no other industry concentrations in excess of 10% of the total loan portfolio. However, as of March 31, 2012, approximately 64.6% of the Company’s loan portfolio was collateralized by real estate and is, therefore, susceptible to changes in real estate market conditions. While appropriate action is taken to manage identified concentration risks, management believes that the loan portfolio is well diversified by geographic location and among industry groups.

Allowance for loan losses

A summary of activity in the allowance for loan losses is as follows for the three months ended March 31, 2012. And 2011:

	Three months ended March 31,
	2012	2011
Balance, beginning of period	$14,941	$16,570
Provision charged to income	1,300	2,150
Loans charged against allowance	(522)	(3,613)
Recoveries credited to allowance	110	120

Balance, end of period	$15,829	$15,227

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

A summary of the activity in the allowance for loan losses by major loan classification follows:

Allowance for Loan Losses and Recorded Investment in Loans Receivable

	For the three months ended March 31, 2012
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$2,776	$8,267	$2,104	$87	$1,707	$14,941
Charge-offs	—	(221)	(301)	—	—	(522)
Recoveries	28	10	71	1	—	110
Provision	219	(110)	1,278	(4)	(83)	1,300

Ending balance	$3,023	$7,946	$3,152	$84	$1,624	$15,829

	For the three months ended March 31, 2011
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance(1)	$2,230	$10,042	$3,040	$64	$1,194	$16,570
Charge-offs	(629)	(1,310)	(1,663)	(11)	—	(3,613)
Recoveries	43	25	51	1	—	120
Provision	1,573	(171)	424	12	312	2,150

Ending balance	$3,217	$8,586	$1,852	$66	$1,506	$15,227

	Balances as of March 31, 2012
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$3,023	$7,551	$3,152	$84	$1,624	$15,434
Ending allowance: individually evaluated for impairment	—	395	—	—	—	395

Total ending allowance	$3,023	$7,946	$3,152	$84	$1,624	$15,829

Ending loan balance: collectively evaluated for impairment	$281,453	$459,118	$50,774	$4,569	$—	$795,914
Ending loan balance: individually evaluated for impairment	6,529	10,294	12,850	—	—	29,673

Total ending loan balance	$287,982	$469,412	$63,624	$4,569	$—	$825,587

	Balances as of December 31, 2011
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$2,776	$7,812	$2,104	$87	$1,707	$14,486
Ending allowance: individually evaluated for impairment	—	455	—	—	—	455

Total ending allowance	$2,776	$8,267	$2,104	$87	$1,707	$14,941

Ending loan balance: collectively evaluated for impairment	$267,099	$467,426	$50,548	$4,569	$—	$789,642
Ending loan balance: individually evaluated for impairment	7,057	11,040	13,090	—		31,187

Total ending loan balance	$274,156	$478,466	$63,638	$4,569	$—	$820,829

	Balances as of March 31, 2011
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$2,674	$8,438	$1,634	$66	$1,506	$14,318
Ending allowance: individually evaluated for impairment	543	148	218	—	—	909

Total ending allowance	$3,217	$8,586	$1,852	$66	$1,506	$15,227

Ending loan balance: collectively evaluated for impairment	$248,654	$483,107	$53,150	$5,966	$—	$790,877
Ending loan balance: individually evaluated for impairment	7,275	22,516	21,648	—	—	51,439

Total ending loan balance	$255,929	$505,623	$74,798	$5,966	$—	$842,316

Management believes that the allowance for loan losses was adequate as of March 31, 2012. However, future loan losses may exceed the levels provided for in the allowance for loan losses and could possibly result in additional charges to the provision for loan losses.

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

The following tables present the Company’s loan portfolio information by loan type and credit grade at March 31, 2012, December 31, 2011, and March 31, 2011:

Credit Quality Indicators

As of March 31, 2012

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multifamily residential	$49,762	$—	$1,340	$—	$51,102
Residential 1-4 family	49,583	—	10,059	—	59,642
Owner-occupied commercial	205,878	—	11,083	1,565	218,526
Nonowner-occupied commercial	137,782	—	2,360	—	140,142

Total real estate loans	443,005	—	24,842	1,565	469,412
Construction
Multifamily residential	4,906	—	—	—	4,906
Residential 1-4 family	13,356	—	3,234	—	16,590
Commercial real estate	8,742	—	3,804	—	12,546
Commercial bare land and acquisition & development	10,074	—	8,492	—	18,566
Residential bare land and acquisition & development	6,164	—	4,852	—	11,016

Total construction loans	43,242	—	20,382	—	63,624
Commercial and other	277,913	—	9,993	76	287,982
Consumer	4,491	—	78	—	4,569

Totals	$768,651	$—	$55,295	$1,641	$825,587

Credit Quality Indicators

As of December 31, 2011

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multifamily residential	$50,547	$—	$1,350	$—	$51,897
Residential 1-4 family	51,622	—	10,095	—	61,717
Owner-occupied commercial	194,250	—	11,143	1,615	207,008
Nonowner-occupied commercial	154,805	—	3,039	—	157,844

Total real estate loans	451,224	—	25,627	1,615	478,466
Construction
Multifamily residential	2,574	—	—	—	2,574
Residential 1-4 family	14,036	—	3,924	—	17,960
Commercial real estate	7,075	—	3,826	—	10,901
Commercial bare land and acquisition & development	11,000	—	8,496	—	19,496
Residential bare land and acquisition & development	9,929	—	2,778	—	12,707

Total construction loans	44,614		19,024		63,638
Commercial and other	264,415	—	9,663	78	274,156
Consumer	4,486	—	83	—	4,569

Totals	$764,739	$—	$54,397	$1,693	$820,829

Credit Quality Indicators

As of March 31, 2011

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multifamily residential	$44,121	$—	$3,990	$—	$48,111
Residential 1-4 family	57,194	—	15,248	484	72,926
Owner-occupied commercial	195,723	—	9,978	—	205,701
Nonowner-occupied commercial	166,729	—	12,156	—	178,885

Total real estate loans	463,767	—	41,372	484	505,623
Construction
Multifamily residential	882	—	232	—	1,114
Residential 1-4 family	18,524	—	3,250	—	21,774
Commercial real estate	7,893	—	4,439	—	12,332
Commercial bare land and acquisition & development	11,347	—	13,725	—	25,072
Residential bare land and acquisition & development	10,753	—	3,753	—	14,506

Total construction loans	49,399	—	25,399	—	74,798
Commercial and other	244,382	400	11,147	—	255,929
Consumer	5,909	—	57	—	5,966

Totals	$763,457	$400	$77,975	$484	$842,316

At March 31, 2012, December 31, 2011, and March 31, 2011, the Company had $568, $363 and $10, respectively, in contingent liabilities on its classified loans.

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

The following tables present an aged analysis of past due and nonaccrual loans at March 31, 2012, and December 31, 2011 and March 31, 2011:

Age Analysis of Loans Receivable

As of March 31, 2012

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multifamily residential	$—	$—	$—	$—	$—	$51,102	$51,102
Residential 1-4 family	635	—	—	3,344	3,979	55,420	59,399
Owner-occupied commercial	—	243	—	5,058	5,301	212,736	218,037
Non owner-occupied commercial	96	732	—	—	828	140,046	140,874

Total real estate loans	731	975	—	8,402	10,108	459,304	469,412
Construction
Multifamily residential	—	—	—	—	—	4,906	4,906
Residential 1-4 family	—	—	—	15	15	16,575	16,590
Commercial real estate	1,538	—	—	933	2,471	10,075	12,546
Commercial bare land and acquisition & development	—	—	—	8,491	8,491	10,075	18,566
Residential bare land and acquisition & development	—	—	—	1,791	1,791	9,225	11,016

Total construction loans	1,538	—	—	11,230	12,768	50,856	63,624
Commercial and other	1,340	951	—	5,899	8,190	279,792	287,982
Consumer	6	9	—	—	15	4,554	4,569

Total	$3,615	$1,935	$—	$25,531	$31,081	$794,506	$825,587

Age Analysis of Loans Receivable

As of December 31, 2011

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multifamily residential	$—	$—	$—	$—	$—	$51,897	$51,897
Residential 1-4 family	251	210	—	3,426	3,887	57,830	61,717
Owner-occupied commercial	151	190	—	5,138	5,479	201,529	207,008
Non owner-occupied commercial	—	—	—	575	575	157,269	157,844

Total real estate loans	402	400	—	9,139	9,941	468,525	478,466
Construction
Multifamily residential	—	—	—	—	—	2,574	2,574
Residential 1-4 family	67	—	—	757	824	17,136	17,960
Commercial real estate	1,635	—	—	933	2,568	8,333	10,901
Commercial bare land and acquisition & development	—	—	—	7,837	7,837	11,659	19,496
Residential bare land and acquisition & development	52	175	—	1,929	2,156	10,551	12,707

Total construction loans	1,754	175	—	11,456	13,385	50,253	63,638
Commercial and other	634	—	—	5,999	6,633	267,523	274,156
Consumer	—	—	—	—	—	4,569	4,569

Total	$2,790	$575	$—	$26,594	$29,959	$790,870	$820,829

Age Analysis of Loans Receivable

As of March 31, 2011

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multifamily residential	$—	$—	$—	$64	$64	$48,047	$48,111
Residential 1-4 family	588	2,453	—	6,503	9,544	63,382	72,926
Owner-occupied commercial	2,694	—	—	1,959	4,653	201,048	205,701
Non owner-occupied commercial	5	14	—	9,622	9,641	169,244	178,885

Total real estate loans	3,287	2,467	—	18,148	23,902	481,721	505,623
Construction
Multifamily residential	—	—	—	232	232	882	1,114
Residential 1-4 family	213	—	—	1,972	2,185	19,589	21,774
Commercial real estate	1,538	—	—	1,500	3,038	9,294	12,332
Commercial bare land and acquisition & development	660	—	—	—	660	24,412	25,072
Residential bare land and acquisition & development	—	—	—	2,024	2,024	12,482	14,506

Total construction loans	2,411	—	—	5,728	8,139	66,659	74,798
Commercial and other	452	—	—	7,275	7,727	248,202	255,929
Consumer	22	—	—	—	22	5,944	5,966

Total	$6,172	$2,467	$—	$31,151	$39,790	$802,526	$842,316

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

The following tables display an analysis of the Company’s impaired loans at March 31, 2012, December 31, 2011 and March 31, 2011:

Impaired Loan Analysis

As of March 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Real estate
Multifamily residential	$—	$—	$—	$—	$—
Residential 1-4 family	4,430	5,523	—	4,179	9
Owner-occupied commercial	3,923	4,263	—	4,139	4
Non owner-occupied commercial	376	376	—	179	7

Total real estate loans	8,729	10,162	—	8,497	20
Construction
Multifamily residential	—	—	—	—	—
Residential 1-4 family	15	171	—	408	—
Commercial real estate	2,553	3,290	—	2,528	36
Commercial bare land and acquisition & development	8,491	13,682	—	8,175	—
Residential bare land and acquisition & development	1,791	5,150	—	1,756	—

Total construction loans	12,850	22,293	—	12,867	36
Commercial and other	6,529	10,870	—	6,799	11
Consumer	—	—	—	—	—
With an allowance recorded
Real estate
Multifamily residential	$—	$—	$—	$—	$—
Residential 1-4 family	—	—	—	73	—
Owner-occupied commercial	1,565	1,565	395	1,564	—
Non owner-occupied commercial	—	—	—	—	—

Total real estate loans	1,565	1,565	395	1,637	—
Construction
Multifamily residential	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—	—

Total construction loans	—	—	—	—	—
Commercial and other	—	—	—	—	—
Consumer	—	—	—	—	—
Total
Real estate
Multifamily residential	$—	$—	$—	$—	$—
Residential 1-4 family	4,430	5,523	—	4,252	9
Owner-occupied commercial	5,488	5,828	395	5,703	4
Non owner-occupied commercial	376	376	—	179	7

Total real estate loans	10,294	11,727	395	10,134	20
Construction
Multifamily residential	—	—	—	—	—
Residential 1-4 family	15	171	—	408	—
Commercial real estate	2,553	3,290	—	2,528	36
Commercial bare land and acquisition & development	8,491	13,682	—	8,175	—
Residential bare land and acquisition & development	1,791	5,150	—	1,756	—

Total construction loans	12,850	22,293	—	12,867	36
Commercial and other	6,529	10,870	—	6,799	11
Consumer	—	—	—	—	—

Total impaired loans	$29,673	$44,890	$395	$29,800	$67

Impaired Loan Analysis

As of December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Real estate
Multi-family residential	$—	$—	$—	$54	$—
Residential 1-4 family	4,300	4,756	—	5,785	52
Owner-occupied commercial	3,954	4,295	—	6,220	36
Nonowner-occupied commercial	956	1,423	—	5,781	33

Total real estate loans	9,210	10,474	—	17,840	121
Construction
Multi-family residential	—	—	—	136	—
Residential 1-4 family	757	1,037	—	1,331	—
Commercial real estate	2,568	3,306	—	3,161	111
Commercial bare land and acquisition & development	7,837	13,027	—	12,617	234
Residential bare land and acquisition & development	1,928	5,319	—	2,242	38

Total construction loans	13,090	22,689	—	19,487	383
Commercial and other	7,057	10,691	—	6,137	44
Consumer	—	—	—	—	—
With an allowance recorded
Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	215	248	10	351	—
Owner-occupied commercial	1,615	1,614	445	427	—
Nonowner-occupied commercial	—	—	—	97	—

Total real estate loans	1,830	1,862	455	875	—
Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	462	—
Commercial real estate	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—
Residential bare land and acquisition & development	—	—	—	1,099	—

Total construction loans	—	—	—	1,561	—
Commercial and other	—	—	—	1,391	—
Consumer	—	—	—	—	—
Total
Real estate
Multi-family residential	$—	$—	$—	$54	$—
Residential 1-4 family	4,515	5,004	10	6,136	52
Owner-occupied commercial	5,569	5,909	445	6,647	36
Nonowner-occupied commercial	956	1,423	—	5,878	33

Total real estate loans	11,040	12,336	455	18,715	121
Construction
Multi-family residential	—	—	—	136	—
Residential 1-4 family	757	1,037	—	1,793	—
Commercial real estate	2,568	3,306	—	3,161	111
Commercial bare land and acquisition & development	7,837	13,027	—	12,617	234
Residential bare land and acquisition & development	1,928	5,319	—	3,341	38

Total construction loans	13,090	22,689	—	21,048	383
Commercial and other	7,057	10,691	—	7,528	44
Consumer	—	—	—	—	—

Total impaired loans	$31,187	$45,716	$455	$47,291	$548

Impaired Loan Analysis

As of March 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Real estate
Multifamily residential	$64	$243	$—	$113	$—
Residential 1-4 family	6,077	7,672	—	5,983	111
Owner-occupied commercial	6,093	6,168	—	6,112	74
Non owner-occupied commercial	9,357	11,346	—	8,835	75

Total real estate loans	21,591	25,429	—	21,043	260
Construction
Multifamily residential	233	1,143	—	551	—
Residential 1-4 family	1,972	2,741	—	1,816	—
Commercial real estate	3,167	3,338	—	3,282	24
Commercial bare land and acquisition & development	13,065	13,065	—	13,125	196
Residential bare land and acquisition & development	2,023	4,653	—	1,701	—

Total construction loans	20,460	24,940	—	20,475	220
Commercial and other	3,902	4,427	—	6,014	—
Consumer	—	—	—	—	—
With an allowance recorded
Real estate
Multifamily residential	$—	$—	$—	$—	$—
Residential 1-4 family	925	925	148	631	28
Owner-occupied commercial	—	—	—	—	—
Non owner-occupied commercial	—	—	—	—	—

Total real estate loans	925	925	148	631	28
Construction
Multifamily residential	—	—	—	—	—
Residential 1-4 family	—	—	—	399	—
Commercial real estate	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—
Residential bare land and acquisition & development	1,188	1,188	218	1,964	15

Total construction loans	1,188	1,188	218	2,363	15
Commercial and other	3,373	7,791	543	1,095	—
Consumer	—	—	—	—	—
Total
Real estate
Multifamily residential	$64	$243	$—	$113	$—
Residential 1-4 family	7,002	8,597	148	6,614	139
Owner-occupied commercial	6,093	6,168	—	6,112	74
Non owner-occupied commercial	9,357	11,346	—	8,835	75

Total real estate loans	22,516	26,354	148	21,674	288
Construction
Multifamily residential	233	1,143	—	551	—
Residential 1-4 family	1,972	2,741	—	2,215	—
Commercial real estate	3,167	3,338	—	3,282	24
Commercial bare land and acquisition & development	13,065	13,065	—	13,125	196
Residential bare land and acquisition & development	3,211	5,841	218	3,665	15

Total construction loans	21,648	26,128	218	22,838	235
Commercial and other	7,275	12,218	543	7,109	—
Consumer	—	—	—	—	—

Total impaired loans	$51,439	$64,700	$909	$51,621	$523

The impaired balances reported above are not adjusted for government guarantees of $1,086, $1,094 and $761 at March 31, 2012, December 31, 2011, and March 31, 2011, respectively. The recorded investment in impaired loans, net of government guarantees totaled $28,587, $30,093 and $50,678 at March 31, 2012, December 31, 2011, and March 31, 2011, respectively. The specific valuation allowance for impaired loans was $ 395, $455 and $909 at March 31, 2012, December 31, 2011, and March 31, 2011, respectively.

Troubled Debt Restructurings

In the normal course of business, the Company may modify the terms of certain loans, attempting to protect as much of its investment as possible. Management evaluates the circumstances surrounding each modification to determine whether it is a troubled debt restructuring (“TDR”). TDRs exist when 1) the restructuring constitutes a concession, and 2) the debtor is experiencing financial difficulties. The Company adopted the amendments of Accounting Standards Update No. 2011-02, “Receivables – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” during the first quarter 2011. The Update requires retrospective application to the beginning of the annual period of adoption.

For the three months ended March 31, 2012 and March 31, 2011, the Company identified 2 and 4 TDRs, respectively. The TDRs identified are newly considered impaired for which impairment was previously measured under the Company’s general loan loss allowance methodology. The total recorded investment in such receivables was $320, and $2,501 for the periods ended, March 31, 2012, and March 31, 2011. The associated allowance for loan losses was $0 and $226 at March 31, 2012, and March 31, 2011, respectively.

The following table displays the Company’s TDRs by class at March 31, 2012, December 31, 2011, and March 31, 2011:

	Troubled Debt Restructurings as of March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate
Multifamily residential	—	$—	$—
Residential 1-4 family	9	2,673	2,396
Owner-occupied commercial	3	877	849
Non owner-occupied commercial	1	160	151

Total real estate loans	13	3,710	3,396
Construction
Multifamily residential	—	—	—
Residential 1-4 family	—	—	—
Commercial real estate	—	—	—
Commercial bare land and acquisition & development	—	—	—
Residential bare land and acquisition & development	4	2,701	1,648

Total construction loans	4	2,701	1,648
Commercial and other	3	1,150	951
Consumer	—	—	—

	20	$7,561	$5,995

	Troubled Debt Restructurings as of March 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate
Multifamily residential	—	$—	$—
Residential 1-4 family	2	2,192	1,596
Owner-occupied commercial	—	—	—
Non owner-occupied commercial	2	1,653	1,389

Total real estate loans	4	3,845	2,985
Construction
Multifamily residential	—	—	—
Residential 1-4 family	—	—	—
Commercial real estate	—	—	—
Commercial bare land and acquisition & development	—	—	—
Residential bare land and acquisition & development	2	2,242	2,241

Total construction loans	2	2,242	2,241
Commercial and other	1	203	203
Consumer	—	—	—

	7	$6,290	$5,429

Virtually all of the Company’s TDRs include rate reductions and/or the extension of terms to alleviate the burden of the debtor’s near-term cash requirements. Additionally, some restructured loans are modified to temporarily allow interest only payments.

Three residential 1-4 family loans with a current outstanding balance of $337 and two commercial loans with a current outstanding balance of $320 were modified according to the terms of the borrowers’ bankruptcy agreements.

Two residential 1-4 family loans with a current outstanding balance of $924 were modified to allow interest-only payments. One owner-occupied commercial loan with a current outstanding balance of $124 was restructured using an A – B Note format. In all cases, modifications are made to improve the Company’s likelihood of collecting the entire debt. Under all segments, loans modified as TDRs are considered impaired. As a result, each TDR is individually evaluated for impairment, and if necessary, an allowance for loan losses is provided under the Company’s specific reserve methodology.

Subsequent to a loan being classified as a TDR, a borrower may become unwilling or unable to abide by the terms of the modified agreement. In such cases of default, the Company takes appropriate action to secure additional payments including the use of foreclosure proceedings. The following table presents loans receivable modified as troubled debt restructurings that subsequently defaulted:

Troubled Debt Restructurings That Subsequently Defaulted

	As of March 31,
	2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate
Multifamily residential	—	$—	—	$—
Residential 1-4 family	1	728	1	1,596
Owner-occupied commercial	1	420	—	—
Non owner-occupied commercial	—	—	1	890

Total real estate loans	2	1,148	2	2,486
Construction
Multifamily residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	2	404	—	—

Total construction loans	2	404	—	—
Commercial and other	2	631	2	203
Consumer	—	—	—	—

	6	$2,183	4	$2,689

At March 31, 2012, and March 31, 2011, the Company had no commitments to lend additional funds on loans restructured as TDRs.

4.	Dental Loan Portfolio:

To assist in understanding the concentrations and risks associated with the Bank’s loan portfolio, the following Note has been included to provide additional information relating to the Bank’s dental lending portfolio. At March 31, 2012, December 31, 2011 and March 31, 2011 loans to dental professionals totaled $222,979, $208,489 and $182,258, respectively and represented 27.0, 25.4 and 21.6 percent of outstanding loans. As of March 31, 2012, December 31, 2011 and March 31, 2011 the dental loans are supported by government guarantees totaling $21,481, $21,048 and $24,290, respectively. This represented 9.63%, 10.01% and 13.33% of the outstanding dental loan balances. The Company defines a “dental loan” as loan to dental professionals for the purpose of practice expansion, acquisition or other purpose, supported by the cash flows of a dental practice.

Loan Classification

Major classifications of Dental Loans, at March 31, 2012, December 31, 2011, and March 31, 2011 are as follows:

	March 31, 2012	December 31, 2011	March 31, 2011
Real estate secured loans:
Owner-occupied commercial	$45,260	$35,949	$31,452
Other dental real estate loans	5,021	12,284	15,061

Total permanent real estate loans	50,281	48,233	46,513
Dental construction loans	2,621	1,993	660

Total construction real estate loans	2,621	1,993	660

Total real estate loans	52,902	50,226	47,173

Commercial loans	170,077	158,263	135,085

Gross loans	$222,979	$208,489	$182,258

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

Dental Loan Total by Market

	Balance March 31, 2012	Balance December 31, 2011	Balance March 31, 2011
Eugene Market	$18,679	$17,345	$15,244
Portland Market	126,127	120,975	114,243
Seattle Market	28,163	27,813	25,829
Out-of-Market	50,010	42,356	26,942

Total	$222,979	$208,489	$182,258

Credit Quality

Please refer to Note 3 for additional information on the definitions of the credit quality indicators.

The following tables present the Company’s dental loan portfolio information by Market and credit grade at March 31, 2012, December 31, 2011 and March 31, 2011:

Dental Credit Quality Indicators

As of March 31, 2012

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Eugene Market	$18,044	$—	$635	$—	$18,679
Portland Market	123,106	—	3,021	—	126,127
Seattle Market	28,163	—	—	—	28,163
Out-of-Market	50,010	—	—	—	50,010

Total	$219,323	$—	$3,656	$—	$222,979

Dental Credit Quality Indicators

As of December 31, 2011

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Eugene Market	$16,688	$—	$657	$—	$17,345
Portland Market	117,934	—	3,041	—	120,975
Seattle Market	27,813	—	—	—	27,813
Out-of-Market	42,356	—	—	—	42,356

Total	$204,791	$—	$3,698	$—	$208,489

Dental Credit Quality Indicators

As of March 31, 2011

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Eugene Market	$14,998	$—	$246	$—	$15,244
Portland Market	110,205	—	3,612	426	114,243
Seattle Market	25,710	—	119	—	25,829
Out-of-Market	26,942	—	—	—	26,942

Total	$177,855	$—	$3,977	$426	$182,258

Past Due and Nonaccrual Loans

Please refer to Note 3 for additional information on the definitions of “past due.”

The following tables present an aged analysis of the dental loans by market, including nonaccrual loans at March 31, 2012, December 31, 2011, and March 31, 2011:

Aged Analysis of Dental Loans Receivable

As of March 31, 2012

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

Eugene Market	$398	$—	$—	$—	$398	$18,281	$18,679
Portland Market	613	631	—	731	1,975	124,152	126,127
Seattle Market	—	—	—	—	—	28,163	28,163
Out-of-Market	—	—	—	—	—	50,010	50,010

Total	$1,011	$631	$—	$731	$2,373	$220,606	$222,979

Aged Analysis of Dental Loans Receivable

As of December 31, 2011

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

Eugene Market	$—	$—	$—	$—	$—	$17,345	$17,345
Portland Market	634	—	—	744	1,378	119,597	120,975
Seattle Market	—	—	—	—	—	27,813	27,813
Out-of-Market	—	—	—	—	—	42,356	42,356

Total	$634	$—	$—	$744	$1,378	$207,111	$208,489

Aged Analysis of Dental Loans Receivable

As of March 31, 2011

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Eugene Market	$480	$—	$—	$246	$726	$14,518	$15,244
Portland Market	443	—	—	1,283	1,726	112,517	114,243
Seattle Market	—	—	—	119	119	25,710	25,829
Out-of-Market	—	—	—	—	—	26,942	26,942

Total	$923	$—	$—	$1,648	$2,571	$179,687	$182,258

5.	Federal Funds and Overnight Funds Purchased:

The Company has unsecured federal funds borrowing lines with various correspondent banks totaling $108,000. At March 31, 2012, December 31, 2011 and March 31, 2011 there was $0, $12,300, and $0 outstanding on these lines, respectively.

The Company also has a secured overnight borrowing line available from the Federal Reserve Bank totaling $77,032, 68,227and $106,627 at March 31, 2012, December 31, 2011 and March 31, 2011 respectively. The Federal Reserve Bank borrowing line is secured through the pledging of approximately $115,348 of commercial loans under the Company’s Borrower-In-Custody program. At March 31, 2012, December 31, 2011 and March 31, 2011, there were no outstanding borrowings on this line.

6.	Federal Home Loan Bank Borrowings:

The Company has a borrowing limit with the FHLB equal to 30% of total assets, subject to discounted collateral and stock holdings. At March 31, 2012, the maximum borrowing line was $386,938; however, the FHLB borrowing line was limited by the lower of the amount of FHLB stock held or the discounted value of collateral pledged. At March 31, 2012, the FHLB stock held by the Company supported a total of $237,144 borrowings. At March 31, 2012, the Company had pledged $406,791 in real estate loans to the FHLB that had a discounted value of $227,672. At March 31, 2012, the borrowing line was limited to the discounted value of collateral pledged. There was $143,500 borrowed on this line at March 31, 2012.

The maximum FHLB borrowing line at December 31, 2011, was $381,070. At December 31, 2011, the Company had pledged real estate loans and securities to the FHLB with a discounted value of $253,961. There was $101,500 borrowed on this line at December 31, 2011.

The maximum FHLB borrowing line at March 31, 2011, was $360,761. At March 31, 2011, the Company had pledged real estate loans and securities to the FHLB with a discounted collateral value of $145,647. There was $91,500 borrowed on this line at March 31, 2011.

	Current Rates	March 31, 2012	December 31, 2011	March 31, 2011
Cash Management Advance	N/A	$—	$—	$—
2011		—	—	34,500
2012	0.24%-4.12%	102,500	60,500	16,000
2013	2.46%-4.27%	22,000	22,000	22,000
2014	2.78%-3.25%	13,500	13,500	13,500
2015	2.19%-2.86%	3,500	3,500	3,500
2016	5.05%	2,000	2,000	2,000

		$143,500	$101,500	$91,500

7.	Stock-based Compensation:

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

The following tables identify the compensation expense recorded and tax benefits received by the Company on its stock-based compensation plans for the three months ended March 31, 2012, and 2011:

	Three months ended March 31,
	2012		2011
	Compensation Expense (Benefit)	Tax Benefit (Expense)	Compensation Expense (Benefit)	Tax Benefit (Expense)
Equity-based awards:
Director stock options	$—	$—	$—	$—
Employee stock options	33	—	1	—
Employee stock SARs	52	—	47	—
Employee RSUs	60	23	67	26
Liability-based awards:
Employee cash SARs	(5)	(2)	64	24

	$140	$21	$179	$50

During the first three months of 2012 2,500 stock options were exercised with a weighted average exercise price of $6.38 per share and an intrinsic value of $7. The fair value of equity-based awards vested during the three months ended March 31, 2012, and 2011 was $96 and $253, respectively. The fair value of liability-based awards vested during the three months ended March 31, 2012, and 2011 was $30 and $88, respectively.

At March 31, 2012, the Company has estimated unrecognized compensation expense of approximately $172, $293, $780, and $54 for unvested stock options, stock-settled SARs, RSUs, and cash-settled SARs, respectively. These amounts are based on forfeiture rates of 20% for all stock options and SARs and 13% for all RSUs granted to employees. The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested stock options, stock-settled SARs, RSUs and cash-settled SARs is approximately 1.68, 1.78, 3.05, and 1.06 years, respectively.

8.	Fair Value

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2012, December 31, 2011, and March 31, 2011, in accordance with the provisions of FASB ASC 825 “Financial Instruments.” The use of different assumptions and estimation methods could have a significant effect on the reported fair value amounts. Accordingly, the estimates of fair value herein are not necessarily indicative of the amounts that might be realized in a current market exchange.

	March 31, 2012		December 31, 2011		March 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$18,394	$18,394	$19,859	$19,859	$17,606	$17,606
Securities available-for-sale	366,916	366,916	346,542	346,542	270,792	270,792
Loans held-for-sale	—	—	1,058	1,058	360	360
Loans	824,860	820,204	820,152	814,882	841,693	834,291
Federal Home Loan Bank stock	10,652	10,652	10,652	10,652	10,652	10,652
Accrued interest receivable	4,560	4,560	4,725	4,725	4,458	4,458
Bank-owned life insurance	15,165	15,165	15,038	15,038	—	—
Financial liabilities:
Deposits	954,647	954,975	965,254	965,724	926,370	927,093
Federal funds and overnight funds purchased	—	—	12,300	12,300	—	—
Federal Home Loan Bank borrowings	143,500	145,927	101,500	103,884	91,500	93,356
Junior subordinated debentures	8,248	2,155	8,248	2,039	8,248	1,958
Accrued interest payable	253	253	264	264	368	368

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

Loans – For variable rate loans that reprice frequently and have no significant change in credit risk, fair value is based on carrying values. Fair value of fixed rate loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable, and consider credit risk. The Company uses an independent third-party, McGuire Performance Solutions, in establishing the fair value of its loan portfolio.

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

The tables below show assets measured at fair value on a recurring basis as of March 31, 2012, December 31, 2011 and March 31, 2011:

March 31, 2012	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. government agencies	$14,493	$—	$14,493	$—
Obligations of states and political subdivisions	56,954	—	56,954	—
Agency mortgage-backed securities	284,706	—	284,706	—
Private-label mortgage-backed securities	10,763	—	9,687	1,076

Total available-for-sale securities	$366,916	$—	$365,840	$1,076

December 31, 2011	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. government agencies	$12,958	$—	$12,958	$—
Obligations of states and political subdivisions	49,576	—	49,576	—
Agency mortgage-backed securities	272,081	—	272,081	—
Private-label mortgage-backed securities	11,927	—	10,208	1,719

Total available-for-sale securities	$346,542	$—	$344,823	$1,719

March 31, 2011	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. government agencies	$7,226	$—	$7,226	$—
Obligations of states and political subdivisions	34,460	—	34,460	—
Agency mortgage-backed securities	212,158	—	212,158	—
Private-label mortgage-backed securities	16,948	—	16,948	—

Total available-for-sale securities	$270,792	$—	$270,792	$—

No transfers to or from Levels 1 and 2 occurred on assets measured at fair value on a recurring basis during the three months ended March 31, 2012 and 2011, or during the year ended December 31, 2011

The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a recurring basis. Fair value for all classes of available-for-sale securities is estimated by obtaining quoted market prices for identical assets, where available. If such prices are not available, fair value is based on independent asset pricing services and models, the inputs of which are market-based or independently sourced market parameters, including but not limited to, yield curves, interest rates, prepayments, defaults, cumulative loss projections, and cash flows. There have been no significant changes in the valuation techniques during the periods reported.

The following table provides a reconciliation of assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended March 31, 2012:

Private-Label Mortgage- backed Securities
Beginning Balance	$1,719
Transfers to Level 3	—
Transfers out of Level 3	—
Total gains or losses
Included in earnings	—
Included in other comprehensive income	84
Paydowns	(97)
Purchases, issuances, sales and settlements
Purchases	—
Issuances	—
Sales	—
Settlements	—

Ending Balance	$1,706

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

The Company utilizes FTN Financial for pricing service to estimate fair value on all of its available-for-sale securities. The inputs used to value all securities include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research, market indicators, and industry and economic trends. Additional inputs specific to each asset type are as follows:

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

FTN Financial pricing service follows multiple review processes to assess the available market, credit and deal-level information to support its valuation estimates. If sufficient objectively verifiable information is not available to support a security’s valuation an alternate independent evaluation source will be used.

The Company’s entire securities portfolio was valued through its independent third-party pricing service, FTN Financial using observable inputs. For further assurance, the Company’s estimate of fair value was compared to Performance Trust, an additional independent third-party, at December 31, 2011. This analysis was performed at the individual security level and no material variances were noted.

There have been no significant changes in the valuation techniques during the periods reported.

The tables below show assets measured at fair value on a nonrecurring basis as of March 31, 2012, December 31, 2011, and March 31, 2011:

March 31, 2012	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended March 30, 2012 Total Loss
Loans measured for impairment (net of government guarantees and specific reserves)	$19,830	$—	$—	$19,830	$395
Other real estate owned	10,102			10,102	343

	$29,932	$—	$—	$29,932	$738

December 31, 2011	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Twelve Months Ended December 31, 2011 Total Loss
Loans measured for impairment (net of government guarantees and specific reserves)	$22,969	$—	$—	$22,969	$455
Other real estate owned	11,000	—	—	11,000	2,427

	$33,969	$—	$—	$33,969	$2,882

March 31, 2011	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Nine Months Ended March 31, 2011 Total Loss
Loans measured for impairment (net of government guarantees and specific reserves)	$26,046	$—	$—	$26,046	$909
Other real estate owned	13,740	—	—	13,740	843

	$39,786	$—	$—	$39,786	$1,752

No transfers to or from Level 3 assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2012 and 2011, or during the year ended December 31, 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to leverage assets. Management believes that, as of March 31, 2012, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2012, and according to Federal Reserve and FDIC guidelines, the Company and the Bank are considered to be well-capitalized. To be categorized as well-capitalized, the Company and the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012:
Total capital (to risk weighted assets)
Bank:	$168,232	18.55%	$72,557	8%	$90,697	10%
Company:	$172,400	19.02%	$72,530	8%	$90,663	10%
Tier I capital (to risk weighted assets)
Bank:	$156,837	17.29%	$36,279	4%	$54,418	6%
Company:	$161,005	17.76%	$36,265	4%	$54,398	6%
Tier I capital (to leverage assets)
Bank:	$156,837	12.48%	$50,250	4%	$62,812	5%
Company:	$161,005	12.80%	$50,297	4%	$62,871	5%
As of December 31, 2011:
Total capital (to risk weighted assets)
Bank:	$165,089	18.41%	$71,756	8%	$89,695	10%
Company:	$172,336	19.22%	$71,720	8%	$89,651	10%
Tier I capital (to risk weighted assets)
Bank:	$153,829	17.15%	$35,878	4%	$53,817	6%
Company:	$161,076	17.97%	$35,860	4%	$53,790	6%
Tier I capital (to leverage assets)
Bank:	$153,829	12.51%	$49,178	4%	$61,472	5%
Company:	$161,076	13.09%	$49,226	4%	$61,533	5%
As of March 31, 2011:
Total capital (to risk weighted assets)
Bank:	$160,656	17.21%	$74,674	8%	$93,342	10%
Company:	$169,765	18.18%	$74,696	8%	$93,371	10%
Tier I capital (to risk weighted assets)
Bank:	$148,943	15.96%	$37,337	4%	$56,005	6%
Company:	$158,052	16.93%	$37,348	4%	$56,022	6%
Tier I capital (to leverage assets)
Bank:	$148,943	12.65%	$47,087	4%	$58,858	5%
Company:	$158,052	13.42%	$47,116	4%	$58,895	5%

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Consolidated Financial Statements alone. The discussion should be read in conjunction with the audited financial statements and the notes included later in this report. All dollar amounts, except share and per share data, are expressed in thousands of dollars.

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

Troubled Debt Restructurings

In the normal course of business, the Company may modify the terms of certain loans, attempting to protect as much of its investment as possible. Management evaluates the circumstances surrounding each modification to determine whether it is a troubled debt restructuring (“TDR”). TDRs exist when 1) the restructuring constitutes a concession, and 2) the debtor is experiencing financial difficulties. Additional information regarding the Company’s troubled debt restructurings can be found in Note 3 of the March 31, 2012 Notes to Consolidated Financial Statements in Item 1.

Goodwill and Intangible Assets

At March 31, 2012, the Company had $22,179 in goodwill and other intangible assets. In accordance with financial accounting standards, assets with indefinite lives are no longer amortized, but instead are periodically tested for impairment. Management performs an impairment analysis of its goodwill and intangible assets with indefinite lives at least annually and has determined that there was no impairment as of December 31, 2011.

Share-based Compensation

Consistent with the provisions of FASB ASC 718, Stock Compensation, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation, we recognize expense for the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. Management assumptions utilized at the time of grant impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately, the expense that will be recognized over the life of the option. Additional information is included in Note 1 of the December 31, 2011 Notes to Consolidated Financial Statements in Item 8.

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

HIGHLIGHTS

	For the three months ended March 31,
	2012	2011	% Change
Net income	$2,716	$1,449	87.4%
Operating revenue(1)	$14,065	$13,732	2.4%
Earnings per share
Basic	$0.15	$0.08	87.5%
Diluted	$0.15	$0.08	87.5%
Assets, period-end	$1,289,793	$1,202,535
Loans, period-end(2)	$825,587	$842,316
Core deposits, period end(3)	$858,929	$873,784
Deposits, period-end	$954,647	$926,370
Return on average assets(4)	0.85%	0.49%
Return on average equity(4)	6.07%	3.40%
Return on average tangible equity(4) (5)	6.93%	3.90%

(1)	Operating revenue is defined as net interest income plus noninterest income.
(2)	Net of deferred fees; excludes loans held-for-sale, and allowance for loan losses.
(3)	Defined by the Company as demand, interest checking, money market, savings, and local non-public time deposits, including local non-public time deposits in excess of $100.
(4)	Amounts annualized.
(5)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.

The Company earned $2,716 in the first quarter 2012, an increase of $1,267 or 87.4% over first quarter 2011. The increase in net income was due to improved operating income, lower provision for loan losses, and lower noninterest expense. The increase in operating revenue of $333 was primarily due to higher noninterest income, which was up $302 over first quarter 2011. The provision for loan losses in the current quarter was down $850 from last year and reflects overall improvement in credit quality of the loan portfolio and lower net charge offs. The decline in noninterest expense of $626 from last year was primarily related to lower FDIC assessments and lower expenses associated with problem assets, specifically other real estate valuation write downs.

During the first quarter 2012, the Company experienced growth in outstanding loans, the first linked-quarter increase in outstanding loans since fourth quarter 2008. Outstanding loans at March 31, 2012 were $825,587, up $4,758 over outstanding loans at December 31, 2011, an annualized growth rate of 2.3% for the first three months of the current year. Outstanding core deposits at March 31, 2012 were $858,829, down $26,914 from December 31, 2011. The December 31, 2011 outstanding core deposits include approximately $20,000 of temporary funds in a single large depositor account that were wired out of the Bank during the first two weeks of January 2012. The Company appears to be experiencing a more typical seasonal pattern for its core deposit base during the first quarter 2012 when compared to the last three years.

Period end assets at March 31, 2012 were $1,289,793, up $87,258 or 7.3 % over March 31, 2011. A $17,435 decline in outstanding net loans and a $3,638 decline in other real estate owned was more than offset by a $15,165 increase in BOLI investment and $96,124 increase in the securities portfolio. Core deposits at March 31, 2012 were $858,929, down $14,855 or 1.7% from one year ago, and down $26,914 from December 31, 2011. Year-to-date March 31, 2012 average core deposits were $870,097 down $7,112 from the same period one year ago. Year-to-date average assets at March 31, 2012 were $1,284,627 up $83,370 from last year as growth in average securities-available-for-sale and BOLI investment more than offset the contraction in average outstanding loans.

In February 2012, the Company’s Board of Directors authorized the repurchase of up to five percent of the Company’s shares, or approximately 922,000 shares with the purchases to take place over the next 12 months. During the first quarter 2012, the Company repurchased 242,169 shares at a weighted average price of $8.62 per share.

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

	March 31, 2012	December 31, 2011	March 31, 2011
Total shareholders’ equity	$179,560	$178,866	$173,750
Subtract:
Goodwill	(22,031)	(22,031)	(22,031)
Core deposit intangible assets	(148)	(204)	(371)

Tangible shareholders’ equity (non-GAAP)	$157,381	$156,631	$151,348

Book value per share	$9.87	$9.70	$9.43
Tangible book value per share (non-GAAP)	$8.65	$8.50	$8.22
Return on average equity	6.07%	3.01%	3.40%
Return on average tangible equity (non-GAAP)	6.93%	3.45%	3.90%

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

The net interest margin as a percentage of average earning assets for the first quarter 2012 was 4.39%, down 20 basis points over the net interest margin for the fourth quarter 2011, and down 31 basis points from the 4.70% margin reported for first quarter 2011. The decline in the linked-quarter net interest margin was primarily due to lower earning asset yields, which was partially offset by a decline in the cost of funds.

The Company’s earning asset yields fell by 23 basis points from 5.19% in fourth quarter 2011 to 4.96% in first quarter 2012. Both the securities portfolio and the loan portfolio experienced significant declines in yields. The yield on the loan portfolio for first quarter 2012 was 6.02%, down 15 basis points from the prior quarter, while the yield on the securities portfolio dropped to 2.60%, down 28 basis points from fourth quarter 2011. The decline in the yield on loans was primarily due to the following factors: 1) payoffs on higher yielding loans that occurred late in the fourth quarter 2011 and additional payoffs during first quarter 2012; 2) new loan production during first quarter 2012 booked at yields lower than the average portfolio; and 3) a significant increase in rate reductions on existing loans prior to maturity or repricing due to competitive pressure. The decline in the yield on the securities portfolio was due to: 1) new purchases booked at rates lower than the average portfolio; and 2) accelerated prepayment speeds on agency mortgage-back securities accelerating the amortization of premiums.

The Company continued to lower its cost of funds as the cost of interest-bearing liabilities fell by 6 basis points from fourth quarter 2011 to first quarter 2012. The cost of both interest-bearing core deposits and wholesale funding declined in first quarter 2012 when compared to the prior quarter by 5 and 19 basis points, respectively. The overall cost of core deposits, including demand deposits fell by 5 basis points from 0.40% in fourth quarter 2011 to 0.35% in first quarter 2012.

Due to the prolonged historically low interest rate environment, highly competitive pricing on new, existing loans, and declining yields available in the Company’s securities portfolio, and the fact that core deposits are priced at or near virtual floors, suggests further margin compression as the year progresses. Certain factors may create a somewhat stabilizing effect on the margin, such as a possible slowdown in prepayment speeds on mortgage-backed securities that will improve yields, funding higher yielding loans with cash flows from the lower yielding securities portfolio, or refinancing callable brokered time deposits at lower rates, but even given these factors, the Company’s general outlook is for continued margin compression, but at a slower rate than experienced during the first quarter 2012.

The following table presents condensed balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates on interest-bearing liabilities for the quarter ended March 31, 2012, compared to the quarter ended March 31, 2011:

Table I

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$94	$1	4.28%	$290	2	2.80%
Securities available-for-sale:
Taxable	314,881	1,799	2.30%	237,841	1,847	3.15%
Tax-exempt(1)	45,965	531	4.64%	23,141	298	5.22%
Loans held-for-sale	763	7	3.69%	654	11	6.82%
Loans, net of deferred fees and allowance(2)	810,075	12,116	6.02%	832,963	12,988	6.32%

Total interest earning assets(1)	1,171,778	14,454	4.96%	1,094,889	15,146	5.61%
Non earning assets
Cash and due from banks	17,962			19,420
Premises and equipment	20,056			20,686
Goodwill & intangible assets	22,209			22,432
Interest receivable and other assets	52,622			43,830

Total non earning assets	112,849			106,368
Total assets	$1,284,627			$1,201,257

Interest-bearing liabilities
Money market and NOW accounts	488,047	$(575)	-0.47%	512,855	$(1,142)	-0.90%
Savings deposits	37,502	(18)	-0.19%	32,847	(50)	-0.62%
Time deposits—core (3)	60,604	(184)	-1.22%	84,625	(493)	-2.36%

Total interest-bearing core deposits	586,153	(777)	-0.53%	630,327	(1,685)	-1.08%
Time deposits—non-core	78,781	(363)	-1.85%	52,714	(242)	-1.86%
Federal funds purchased	5,146	(6)	-0.47%	7,690	(11)	-0.58%
FHLB & FRB borrowings	138,434	(469)	-1.36%	78,894	(492)	-2.53%
Trust preferred	8,248	(40)	-1.95%	8,248	(31)	-1.52%

Total interest-bearing wholesale funding	230,609	(878)	-1.53%	147,546	(776)	-2.13%

Total interest-bearing liabilities	816,762	(1,655)	-0.81%	777,873	(2,461)	-1.28%
Noninterest-bearing liabilities
Demand deposits	283,943			246,882
Interest payable and other	4,038			3,526

Total noninterest liabilities	287,981			250,408

Total liabilities	1,104,743			1,028,281
Shareholders’ equity	179,884			172,976

Total liabilities and shareholders’ equity	$1,284,627			$1,201,257

Net interest income		$12,799			$12,685

Net interest margin(1)		4.39%			4.70%

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $186 and $104 for the three months ended March 31,2012 and March 31, 2011. Net interest margin was positively impacted by 6 and 4 basis point, respectively.

(2)	Interest income includes recognized loan origination fees of $29 and ($36) for the three months ended March 31, 2012 and March 31, 2011 respectively.
(3)	Defined by the Company as demand, interest checking, money market, savings and local non- public time deposits, including local non-public time deposits in excess of $100.

Table I shows that earning asset yields declined by 65 basis points in first quarter 2012 from first quarter 2011 from 5.61% to 4.96%. This decline in earning asset yields was primarily attributable to: 1) a lower yield on both the loan and securities portfolio; and 2) a continued change in the earning asset mix in first quarter 2012 when compared to the same quarter last year as the lower yielding securities portfolio grew in proportion to total earning assets. For the first quarter 2012, average securities available-for sale with a weighted-average tax equivalent yield of 2.60% totaled $360,846 and represented 31% of total average earnings assets and loans yielding 6.02% represented 69% of total average earning assets. This compares to first quarter 2011, when the average securities portfolio was $260,982 with a weighted average yield of 3.33% and represented 24% of total average earning assets, while loans yielding 6.32% represented 76% of total average earning assets. The decline in the yield on the securities portfolio was due to: 1) new purchases booked at rates lower than the average portfolio; and 2) accelerated prepayment speeds on agency mortgage-back securities accelerating the amortization of premiums. The decline in the yield on loans was primarily due to the following factors: 1) payoffs on higher yielding loans that occurred late in the fourth quarter 2011 and additional payoffs during first quarter 2012; 2) new loan production during first quarter 2012 booked at yields lower than the average portfolio; and 3) a significant increase in rate reductions on existing loans prior to maturity or repricing due to competitive pressure.

The decline in earning asset yields was partially offset by a decrease in the cost of funds. The cost of interest-bearing liabilities declined by 47 basis points from 1.28% in first quarter 2011 to 0.81% in first quarter 2012. The decline in rates is evident in each core deposit category as the cost of interest-bearing core deposits fell by 55 basis points from 1.08% in first quarter 2011 to 0.53% in first quarter 2012. The cost of wholesale funding also moved down from 2.13% in first quarter 2011 to 1.53% in first quarter 2012. All categories of wholesale funding showed a decline in rates with the exception of Trust Preferred.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended March 31, 2012, and March 31, 2011.

Table II

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Three Months Ended March 31, 2012 compared to March 31, 2011 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$(1)	$—	$(1)
Securities available-for-sale:	—
Taxable	619	(667)	(48)
Tax-exempt(1)	299	(66)	233
Loans held-for-sale	2	(6)	(4)
Loans, net of deferred fees and allowance	(251)	(621)	(872)

Total interest earning assets(1)	668	(1,360)	(692)

Interest paid on:
Money market and NOW accounts	(46)	(521)	(567)
Savings deposits	8	(40)	(32)
Time deposits—core(2)	(137)	(172)	(309)

Total interest-bearing core deposits	(175)	(733)	(908)
Time deposits—non-core	123	(2)	121
Federal funds purchased	(4)	(1)	(5)
FHLB & FRB borrowings	379	(402)	(23)
Trust preferred	—	9	9

Total interest-bearing wholesale funding	498	(396)	102

Total interest-bearing liabilities	323	(1,129)	(806)

Net interest income(1)	$345	$(231)	$114

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $186 and $104 for the three months ended March 31,2012 and March 31, 2011.

(2)	Defined by the Company as demand, interest checking, money market, savings and local non- public time deposits, including local non-public time deposits in excess of $100.

The first quarter 2012 rate/volume analysis shows that net interest income increased by $114 over first quarter 2011. First quarter 2012 interest income including loan fees declined by $692 from last year with higher volumes of earning assets increasing interest income by $668, which was more than offset by a $1,360 decline in interest income due to lower rates. The decline in interest income due to lower rates was attributable to both the securities portfolio and the loan portfolio as yields on both of these earning assets continued to decline in the historically low interest rate environment. The decline in interest income in first quarter 2012 when compared to the same quarter one year ago was more than offset by an $806 drop in interest expense. Most of the decline in interest expense was related to lower rates and the majority of this decline was related to lower rates on core deposit products. The rate/volume analysis shows interest expense on core deposits fell by $908 from one year ago due to both lower volumes and lower rates.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the periods ended March 31, 2012, and March 31, 2011:

	Three months ended March 31,
	2012	2011
Balance, beginning of period	$14,941	$16,570
Provision charged to income	1,300	2,150
Loans charged against allowance	(522)	(3,613)
Recoveries credited to allowance	110	120

Balance, end of period	$15,829	$15,227

The provision for loan losses through March 31, 2012 was $1,300, compared to $2,150 for the same period last year. The decrease in the provision was primarily the result of a reduction in the level of classified loans and nonperforming assets. The Bank’s classified assets at March 31, 2012 were 39.37% of regulatory capital compared to 40.58% and 55.27% at December 31, 2011, and March 31, 2011, respectively. Net charge offs through March 31, 2012 were $412 or annualized 0.20% of average loans compared to net charge offs of $3,493 or 1.67% of average loans recorded the same period in 2011. The allowance for loan losses for outstanding loans at March 31, 2012 was $15,829 or 1.92% of outstanding loans compared to 1.82% and 1.81% at December 31, 2011, and March 31, 2011, respectively.

At March 31, 2012, $28,587 of loans (net of government guarantees) were classified as impaired. A specific allowance of approximately $395 (included in the ending allowance at March 31, 2012) was assigned to these loans. That compares to impaired loans of $30,093 at December 31, 2011 and a specific allowance assigned of $455.

Total nonperforming assets, net of government guarantees, were $35,141 at March 31, 2012 or 2.72% of total assets. That compares to nonperforming assets of $37,099 or 2.92% of total assets at December 31, 2011 and $44,130 or 3.67% of total assets at March 31, 2011. Nonperforming assets at March 31, 2012 consist of $25,039 in nonaccrual loans (net of government guarantees), $0 in loans 90 days past due and still accruing interest, and $10,102 in other real estate owned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more, and other real estate owned for the periods covered in this report:

PACIFIC CONTINENTAL CORPORATION

Nonperforming Assets and Asset Quality Ratios

(In thousands)

(Unaudited)

	March 31	December 31,	March 31
	2012	2011	2011
NONPERFORMING ASSETS
Non-accrual loans
Real estate secured loans:
Permanent loans:
Multifamily residential	$—	$—	$64
Residential 1-4 family	3,344	3,426	6,503
Owner-occupied commercial	5,058	5,138	1,959
Non-owner-occupied commercial	—	575	9,622

Total permanent real estate loans	8,402	9,139	18,148
Construction loans:
Multifamily residential	—	—	232
Residential 1-4 family	15	757	1,972
Commercial real estate	933	933	1,500
Commercial bare land and acquisition & development	8,491	7,837	—
Residential bare land and acquisition & development	1,791	1,929	2,024

Total construction real estate loans	11,230	11,456	5,728

Total real estate loans	19,632	20,595	23,876
Commercial loans	5,899	5,999	7,275

Total nonaccrual loans	25,531	26,594	31,151
90 days past due and accruing interest	—	—	—
Total nonperforming loans	25,531	26,594	31,151
Nonperforming loans guaranteed by government	(492)	(495)	(761)

Net nonperforming loans	25,039	26,099	30,390
Other real estate owned	10,102	11,000	13,740

Total nonperforming assets, net of guaranteed loans	$35,141	$37,099	$44,130

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of total loans outstanding, net of loans held for sale	1.92%	1.82%	1.81%
Allowance for loan losses as a percentage of total non performing loans, net of government guarantees	63.22%	57.25%	50.11%
QTD net loan charge offs as a percentage of average loans, annualized	0.20%	3.53%	1.67%
Net nonperforming loans as a percentage of total loans	3.04%	3.18%	3.61%
Nonperforming assets as a percentage of total assets	2.72%	2.92%	3.67%
Consolidated classified asset ratio(1)	38.44%	38.91%	55.27%

(1)

Classified asset ratio is defined as the sum of all loan-related contingent liabilities and loans internally graded substandard or worse (net of government guarantees), adversely classified securities, and other real estate owned, divided by total consolidated Tier 1 capital plus the allowance for loan losses.

Nonperforming assets at March 31, 2012, declined $8,989 from the same period last year, and on a linked-quarter basis declined $1,958 from the end of fourth quarter 2011. Nonperforming loans at March 31, 2012, decreased $5,351 from the same period last year, and declined $1,063 since the end of fourth quarter 2011. The $1,063 reduction in linked-quarter nonperforming loans was made up of $992 in additions to nonperforming loans, offset by $1,619 in loan pay downs, $363 in charge-offs, and $73 in transfers to other real estate owned. The economic conditions in the Northwest continue to be weak, particularly with respect to real estate, thus further additions to nonperforming loans are possible in future quarters. However, the Company does have pending resolutions on a number of nonperforming assets that are expected to reduce the level of nonperforming assets over the next three quarters.

Noninterest Income

Year-to-date March 31, 2012 noninterest income was $1,452, up $302 or 26.3% from the same period in 2011. The increase in 2012 noninterest income when compared to last year was primarily attributable to the $127 in revenue from the BOLI investment and a $136 increase in the other income category, which was primarily generated from rental income on other real estate owned properties. In addition, revenues from the origination of residential mortgages increased $30 or 71% over the same period last year.

On a linked-quarter basis, first quarter 2012 noninterest income was up $135 over fourth quarter 2011 noninterest income. The linked-quarter increase was mainly due to the increase in BOLI investment income and rental income from other real estate owned properties. Looking forward to the second quarter 2012, the Company expects noninterest income to decline as other real estate rental income should be lower and late in the first quarter 2012 the Company’s residential mortgage department was closed.

Noninterest Expense

Year-to-date March 31, 2012 noninterest expense was $8,719, down $626 or 7% from the same period in 2011. The decline in noninterest expense was primarily due to a decrease in FDIC assessments and other real estate expense that was partially offset by modest increases in salaries and benefits and business development costs. FDIC assessments through March 31, 2012 were $239, down $269 or 53% from the same period last year. The decline in FDIC assessments was due to a change in assessment methodology based on net capital versus deposits that became effective second quarter 2011. Other real estate expense in first quarter 2012 was $378, down $577 or 60% from last year reflecting a lower level of valuation write downs in the current quarter when compared to last year. Total personnel expense was up $246 or 5% over last year as base salary expense and group insurance costs were up $241 and $66 respectively which was partially offset by lower equity-based compensation costs and increased loan origination costs, which are a reduction of salary expense. Business development expenses were up $41 or 11% through March 31, 2012 compared to last year and reflect higher planned marketing expenses in 2012.

On a linked-quarter basis, noninterest expense in first quarter 2012 was down $1,065 from fourth quarter 2011. The linked-quarter decline in expense was primarily due to lower FDIC assessments and a decline in other real estate expense, specifically valuation write downs on foreclosed properties. Looking forward to the second quarter 2012, the Company believes noninterest expense is expected to increase as officer salary increases take full effect and anticipated higher group insurance costs. However, since real estate values have not fully stabilized and current appraisals show trends of lower valuations, both linked-quarter and year-over-year noninterest expenses are subject to volatility, particularly with respect to other real estate expenses and potential valuation write downs in future quarters.

BALANCE SHEET

Loans

At March 31, 2012, outstanding loans, net of fees were $825,587, up $4,758 from December 31, 2011, and down $16,106 from March 31, 2011. A summary of outstanding loans by market at March 31, 2012, December 31, 2011, and March 31, 2011, follows:

	March 31, 2012	December 31, 2011	March 31, 2011
Eugene market gross loans, period end	$251,434	$250,345	$254,719
Portland market gross loans, period end	417,382	406,316	403,575
Seattle market gross loans, period end	156,771	164,168	183,399

Total gross loans, period end	$825,587	$820,829	$841,693

The Portland and Eugene markets both showed an increase in outstanding loans over the prior quarter end, while the Seattle market continued to decline. The growth in the Portland and Eugene markets was the result of an increase in commercial and industrial and owner-occupied commercial real estate loans. The increase in these categories was primarily the result of new loans made to professional service providers, specifically loans to dental practitioners, and also an increase in owner-occupied commercial real estate loans. The decline in loans in the Seattle market reflects continued planned contraction in construction loans and non-owner occupied loans. Outstanding commercial and industrial loans and owner-occupied commercial real estate loans at March 31, 2012, were up $13,943 and $11,518, respectively over December 31, 2011. The first quarter 2012 annualized growth rate for each of these categories was 21% and 22%, respectively. All three markets showed increased loan activity and loan production pipelines continue to show improvement. The Company believes expansion of its commercial and industrial loan and owner-occupied lending will continue to accelerate during 2012 and that contraction in loans secured by real estate will abate resulting in growth in net outstanding loans throughout the remainder of the year.

The Company continued to expand outstanding loans to dental professionals during first quarter 2012. Outstanding loans to dental professionals at March 31, 2012, totaled $222,979 and represented 27.0% of total outstanding loans compared to dental professional loans of $208,489 or 25.4% at December 31, 2011, and $182,258 or 21.6% at March 31, 2011.

Securities

At March 31, 2012, the securities available-for-sale totaled $366,916, up $20,374 over December 31, 2011, and up

$96,124 over March 31, 2011. The securities portfolio represented 28.4% of our total assets at March 31, 2012, up from 22.5% at March 31, 2011. At March 31, 2012, the portfolio had an unrealized taxable gain of $7,088 compared to an unrealized taxable gain of $5,760 at December 31, 2011. During first quarter 2012, the Company purchased $39,966 in new securities, while receiving $19,250 in cash flow from the portfolio. There were no securities sales during the first quarter of 2012. Purchases during the first quarter 2012 were high-quality U.S. government agencies, agency mortgage-backed securities and longer-term tax-exempt municipals. At March 31, 2012, taxable and tax-exempt municipal securities were $56,953 and comprised 15.5% of the total portfolio. Management has exercised caution in its purchases of municipals, relying on credit reports, demographic information and general fund balances. The municipal portion of the portfolio is diversified geographically with some areas being avoided, and the Company does not have significant exposure to any single municipality. The first quarter 2012 purchases supported the Company’s strategy of positioning the securities portfolio to provide earnings and hedge the balance sheet against a rates-up scenario due to the Company’s liability sensitive position. In an unchanged rate environment, the portfolio is expected to produce annual cash flow of approximately $76,900, primarily from the mortgage-backed portion of the portfolio. At March 31, 2012, the portfolio had an average life of 3.8 years and duration of 3.6 years, virtually unchanged from the average life and duration at December 31, 2011. Going forward, the portfolio is expected to increase moderately and purchases will be dependent upon core deposit growth, loan growth, and the Company’s interest rate risk position.

At March 31, 2012, $10,763 or 2.9% of the total securities portfolio was composed of private-label mortgage-backed securities. Management reviews monthly all available information, including current and projected default rates and current and projected loss severities, related to the collectability of its potentially impaired investment securities and determined no OTTI was required during first quarter 2012. However, recognition of OTTI on the private-label mortgage-backed portion of the portfolio is possible in future quarters depending upon economic conditions, default rates on home mortgages, loss severities on foreclosed homes, unemployment levels, and home values.

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

Goodwill and Intangible Assets

At March 31, 2012, the Company had a recorded balance of $22,031 in goodwill from the November 30, 2005 acquisition of Northwest Business Financial Corporation (“NWBF”). In addition, at March 31, 2012, the Company had $148 of core deposit intangible assets resulting from the acquisition of NWBF. The core deposit intangible was determined to have an expected life of approximately seven years and is being amortized over that period using the straight-line method and will be fully amortized in November 2012. In accordance with generally accepted accounting principles, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment. Management performs an impairment analysis of the intangible assets with indefinite lives at least annually. The last impairment test was performed at December 31, 2011, at which time no impairment was determined to exist.

Deposits

Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and nonpublic local time deposits, including non-public local time deposits in excess of $100, were $858,929 and represented 90% of total deposits at March 31, 2012. Outstanding core deposits at March 31, 2012, were down $26,914 and $14,855 from December 31, 2011 and March 31, 2011, respectively. The decline in first quarter 2012 was primarily related to volatility in large depositor balances, including approximately $20,000 in temporary funds in a single large depositor at December 31, 2011 that was wired out of the bank shortly after year end. All three of the Company’s primary markets showed a decline in core deposit during first quarter 2012 when compared to the prior quarter end.

A summary of outstanding core deposits and average core deposits by market and other deposits classified as wholesale funding at March 31, 2012, December 31, 2011, and March 31, 2011 follows:

	March 31,	December 31,	March 31,
	2012	2011	2011
Eugene market core deposits, period end(1)	$502,710	$526,928	$509,572
Portland market core deposits, period end(1)	235,571	237,230	246,339
Seattle market core deposits, period end(1)	120,648	121,685	117,873

Total core deposits, period end(1)	858,929	885,843	873,784
Other deposits, period end	95,718	79,411	52,586

Total deposits, period end	$954,647	$965,254	$926,370

	Three months ended
	March 31,	December 31,	March 31,
	2012	2011	2011
Eugene market core deposits, average(1)	$506,776	$509,882	$515,264
Portland market core deposits, average(1)	242,659	239,459	245,911
Seattle market core deposits, average(1)	120,662	123,421	116,034

Total core deposits, average(1)	870,097	872,762	877,209
Other deposits, average	78,781	73,988	52,714

Total deposits, average	$948,878	$946,750	$929,923

(1)	Core deposits include all demand, savings, & interest checking accounts, plus all local time deposits including local time deposits in excess of $100.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures at March 31, 2012, which were issued in conjunction with the acquisition of NWBF and had an interest rate of 6.265% that was fixed through January 2011. In January 2011, the rate on the junior subordinated debentures changed to three-month LIBOR plus 135 basis points. At March 31, 2012, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines.

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

Additional information regarding the terms of the junior subordinated debentures, including maturity/repricing dates and interest rate, is included in Note 10 of the Notes to Consolidated Financial Statements in the Company’s 2011annual Form 10-K.

Capital Resources

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the issuance of new stock whether through stock offerings or through the exercise of stock options. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Shareholders’ equity at March 31, 2012, was $179,560, relatively unchanged from December 31, 2011, and up $5,810 from March 31, 2011. In February 2012, the Company’s Board of Directors authorized the repurchase of up to five percent of the Company’s shares, or approximately 922,000 shares with the purchases to take place over the next 12 months. During the first quarter 2012, the Company repurchased 242,169 shares at a weighted average price of $8.62 per share. The Company intends to use a combination of regular dividends, special dividends, and share repurchases to maintain capital levels comparable with year-end December 31, 2011 capital levels. For additional details regarding the changes in equity, review the Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income on page 6 of this report.

The Federal Reserve Board and the FDIC have in place guidelines for risk-based capital requirements applicable to U.S. bank holding companies and banks. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in three ways, first by measuring Tier 1 capital to leverage assets, followed by capital measurement in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. These guidelines require a minimum of 4% Tier 1 capital to leverage assets, 4% Tier 1 capital to risk-weighted assets, and 8% total capital to risk-weighted assets. In order to be classified as well-capitalized, the highest capital rating, by the Federal Reserve and FDIC, these three ratios must be in excess of 5.00%, 6.00%, and 10.00%, respectively. The Company’s leverage capital ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio were 12.80%, 17.76%, and 19.02%, respectively at March 31, 2012, all ratios being well above the minimum well-capitalized designation.

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

The Board of Directors, at its February 17, 2012, meeting, approved a dividend of $0.05 per share that was paid on March 15, 2012. The Company has sufficient liquidity to maintain this level of dividend throughout 2012. The Company projects that existing capital will be sufficient to fund anticipated organic asset growth, while maintaining a well-capitalized designation from all regulatory agencies.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Company commits to extensions of credit and issues letters of credit. The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2012, the Company had $136,810 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Company to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At March 31, 2012, the Company had $1,068 in letters of credit and financial guarantees written.

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

Core deposits at March 31, 2012, were $858,929 and represented 90% of total deposits. During first quarter 2012, the Company experienced a decline in its core deposit base, which was primarily the result of temporary balances held by a single large depositor at the Company on December 31, 2011. These temporary funds moved out of the Company during January 2012. The Company experienced an increase in outstanding loans and the securities portfolio during the current quarter, which was funded through the use of wholesale funds. Over the last year, the Company has built up significant liquidity on the asset side of the balance sheet through growth in the securities portfolio. The securities portfolio represents 28% of total assets at March 31, 2012, compared to 23% at March 31, 2011. At March 31, 2012, $17,136 of the securities portfolio was pledged to support public deposits, leaving $349,780 of the securities portfolio unencumbered and available-for-sale. In addition, at March 31, 2012, the Company had $42,855 of government guaranteed loans that could be sold in the secondary market to support the Company’s liquidity position.

Due to its strategic focus to market to specific segments, the Company has been successful in developing deposit relationships with several large clients, which are generally defined as deposit relationships of $1,000 or more, which are closely monitored by management and Company officers. At March 31, 2012, 35 large deposit relationships with the Company account for $301,210 or 35% of total outstanding core deposits. The single largest client represented 6.0% of outstanding core deposits at March 31, 2012. The loss of this deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity. The Company uses a 10-point risk-rating system to evaluate each of its large depositors in order to assist management in its daily monitoring of the volatility of this portion of its core deposit base. The risk-rating system attempts to determine the stability of the deposits of each large depositor, evaluating among other things the length of time the depositor has been with the Company and the likelihood of loss of individual large depositor relationships. Risk ratings on large depositors are reviewed at least quarterly and adjusted if necessary. Company management and officers maintain close relationships and hold regular meetings with its large depositors to assist in management of these relationships. The Company expects to maintain these relationships and believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients and regularly tests its ability to mitigate the loss of multiple large depositor relationships in its Liquidity Contingency Plan.

At March 31, 2012, the Company had secured borrowing lines with the Federal Home Loan Bank of Seattle (“FHLB”) and the Federal Reserve Bank of San Francisco (“FRB”), along with unsecured borrowing lines with various correspondent banks totaling $412,704. The Company’s secured lines with the FHLB and FRB were limited by the amount of collateral pledged. At March 31, 2012, the Company had pledged $227,672 in discounted collateral value in commercial real estate loans, first and second lien single-family residential loans, multi-family loans, and securities to the FHLB. Additionally, certain commercial and commercial real estate loans with a discounted value of $77,032 were pledged to the FRB under the Company’s Borrower-In-Custody program. The Company’s unsecured correspondent bank lines were $108,000. During the first quarter 2012, the Company’s unsecured correspondent bank lines were increased by $20,000. At March 31, 2012, the Company had $143,500 in borrowings outstanding from the FHLB, $0 outstanding with the Federal Reserve Bank of San Francisco, and $0 outstanding on its overnight correspondent bank lines, leaving a total of $269,204 available on it secured and unsecured borrowing lines.

As disclosed in the Consolidated Statements of Cash Flows in Item 1 of this report, net cash provided by operating activities was $7,857 during the three months ended March 31, 2012. The difference between cash provided by operating activities and net income largely consisted of non-cash items including a $1,300 provision for loan losses.Net cash of $25,429 was used in investing activities, consisting principally of $39,966 in purchases of investment securities and a net loan principal increase of $5,242, which was partially offset by proceeds from investment securities of $19,250. Cash provided by financing activities was $16,107 and primarily consisted of an increase in FHLB borrowings.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s exposure to market risk. Readers are referred to the Company’s Form 10-K and the Annual Report to Shareholders for the year ended December 31, 2011, for specific discussion.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of March 31, 2012, the measurement date for purposes of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective, timely providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We are not aware of any significant deficiencies or material weaknesses in our internal controls, therefore no corrective actions were taken.

Part II	Other Information

Item 1	Legal Proceedings

As of the date of this report, neither the Company nor the Bank or any of its subsidiaries is party to any material pending legal proceedings, including proceedings of governmental authorities, other than ordinary routine litigation incidental to the business of the Bank.

Item 1A	Risk Factors

The continued challenges in the economy could have a material adverse effect on our future results of operations or market price of our stock.

The national economy and the financial services sector in particular are still facing challenges. Substantially all of our loans are to businesses in western Washington and Oregon, markets facing many of the same challenges as the national economy, including elevated unemployment and weakness in commercial and residential real estate values. Although some economic indicators are improving both nationally and in the markets we serve, unemployment remains high and there remains uncertainty regarding the strength of the economic recovery. A continued slow economic recovery could result in the following consequences, any of which could have an adverse impact, which may be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline:

•	Economic conditions may not stabilize, increasing the likelihood of credit defaults by borrowers.

•	Loan collateral values, especially as they relate to commercial and residential real estate, may decline further, thereby increasing the severity of loss in the event of loan defaults.

•	Demand for banking products and services may decline, including loan products and services for low cost and noninterest-bearing deposits.

•	Changes and volatility in interest rates may negatively impact the yields on earning assets and the cost of interest-bearing liabilities.

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

We have a high degree of concentration in loans secured by real estate (see Note 3 in the Notes to Consolidated Financial Statements included in this report). If there was further deterioration in the local economies we serve could have a material adverse effect on our business, financial condition and results of operations due to a weakening of our borrowers’ ability to repay these loans and a decline in the value of the collateral securing them. In light of the continuing effects of the economic downturn, real estate values have been adversely affected. As we have experienced, significant declines in real estate collateral can occur quite suddenly as new appraisals are performed in the normal course of monitoring the credit quality of the loan. Significant declines in the value of real estate collateral due to new appraisals can occur due to declines in the real estate market, changes in methodology applied by the appraiser, and/or using a different appraiser than was used for the prior appraisal. Our ability to recover on these loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining real estate values which increases the likelihood we will suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the allowance for loan losses. This, in turn, could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations, perhaps materially.

Loan concentrations within one industry may create additional risk, and we have a significant concentration in loans to dental professionals.

Bank regulatory authorities and investors generally view significant loan concentrations within any particular industry as carrying higher inherent risk than a loan portfolio without any significant concentration in one industry. We have a significant concentration of loans to dental professionals which represented 27.0 percent of our total loan portfolio at March 31, 2012. While we apply prudent credit practices to these loans as well as all the other loans in our portfolio, and we believe that the expertise we have developed as a result of focusing on dental lending somewhat mitigates risk, due to our concentration in dental lending we are exposed to the general risks of industry concentration, which include adverse market factors impacting that industry alone or disproportionately to other industries. In addition, bank regulatory authorities may in the future require us to limit additional lending in the dental industry if they have concerns that our concentration in that industry creates significant risks, which in turn could limit our ability to pursue new loans in an area where we believe we currently have a competitive advantage.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At March 31, 2012, our nonperforming loans (which include all nonaccrual loans, net of government guarantees) were 3.04 percent of the loan portfolio. At March 31, 2012, our nonperforming assets (which include foreclosed real estate) were 2.72 percent of total assets. These levels of nonperforming loans and assets are at elevated levels compared to historical norms. Nonperforming loans and assets adversely affect our net income in various ways. Until economic and market conditions improve, we may expect to continue to incur losses relating to nonperforming assets. We generally do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors which can be detrimental to the performance of their other responsibilities. Any significant future increase in nonperforming assets could have a material adverse effect on our business, financial condition and results of operations.

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

In recent years, like all insured institutions the Bank paid an FDIC-imposed special deposit insurance assessment of five basis points and prepaid its estimated quarterly risk-based assessments through 2012.

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

Our ability to pay dividends on our common stock depends on a variety of factors. On February 23, 2012, we announced a quarterly dividend of $0.05 per share, payable March 15, 2012, which was the same per-share amount as the prior quarter’s dividend. For the year ended December 31, 2011, the Company paid $0.10 per share in dividends. It is possible in the future that we may not be able to continue paying quarterly dividends commensurate with historic levels, if at all. Cash dividends will depend on sufficient earnings to support them and adherence to bank regulatory requirements.

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

In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At March 31, 2012, we had stock in the FHLB of Seattle totaling $10,652. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB has discontinued the repurchase of their stock and discontinued the distribution of dividends. As of March 31, 2012, we did not recognize an impairment charge related to our FHLB stock holdings. Future negative changes to the financial condition of the FHLB could require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our reported earnings.

At March 31, 2012, we had $22,031 of goodwill on our balance sheet. In accordance with generally accepted accounting principles, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of qualitative and quantitative factors, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant entity-specific events. Future evaluations of goodwill may result in findings of impairment and write downs, which could be material. At March 31, 2012, we did not recognize an impairment charge related to our goodwill.

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

As discussed more fully in the section entitled “Supervision and Regulation” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2011, we are subject to extensive regulation, supervision and examination by federal and state banking authorities. In addition, as a publicly traded company, we are subject to regulation by the Securities and Exchange Commission. Any change in applicable regulations or federal, state or local legislation could have a substantial impact on us and our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations.

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

We are dependent on third-parties and their ability to process and monitor, on a daily basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets. These transactions, as well as the information technology services we provide to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Due to the breadth of our client base and our geographical reach, developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a spike in transaction volume, cyber attack or other unforeseen catastrophic events, which may adversely affect our ability to process these transactions or provide services.

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take numerous protective measures to maintain the confidentiality, integrity and availability of our and our clients’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber attacks and other events that could have an adverse security impact. Despite the defensive measures we take to manage our internal technological and operational infrastructure these threats may originate externally from third-parties, such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or the threats may originate from within our organization. Given the increasingly high volume of our transactions certain errors may be repeated or compounded before they can be discovered and rectified.

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

Rider 66A

The Company has adopted a repurchase plan to purchase up to five percent of the Company’s outstanding shares. For the quarter ended March 31, 2012, the Company purchased 242,169 shares of stock at a weighted average price of $8.62 per share.

Period	Average Price Paid Per Share	Total Number of Shares Purchase as part of Publicly Announced Plan[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 – 31, 2012
February 1 – 29, 2012	$8.48	128,045	793,955
March 1 – 31, 2012	$8.78	114,124	679,831

(1) On February 23, 2012 the Company announced in a press release the adoption of a plan to repurchase approximately 922,000 shares of its common stock over a twelve month period.

Item 3	Defaults Upon Senior Securities

None

Item 4	Mine Safety Disclosures

None

Item 5	Other Information

None

Item 6	Exhibits

31.1	302 Certification, Hal Brown, Chief Executive Officer

31.2	302 Certification, Michael A. Reynolds, Executive Vice President and Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350

101*	The following financial information from Pacific Continental Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)	PACIFIC CONTINENTAL CORPORATION

Dated May 4, 2012	/s/ Hal Brown
Hal Brown
Chief Executive Officer

Dated May 4, 2012	/s/ Michael A. Reynolds
Michael A. Reynolds
Executive Vice President and Chief Financial Officer