Form 10-Q
period 2012-06-30
PACIFIC CONTINENTAL CORP
filed 2012-08-06
CIK 1084717

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2012.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock outstanding as of August 1, 2012:    17,997,444

PACIFIC CONTINENTAL CORPORATION

FORM 10-Q

QUARTERLY REPORT

Part I	Financial Information

Item 1	Financial Statements

Pacific Continental Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2012	December 31, 2011	June 30, 2011
ASSETS
Cash and due from banks	$19,768	$19,807	$21,190
Interest-bearing deposits with banks	60	52	167

Total cash and cash equivalents	19,828	19,859	21,357
Securities available-for-sale	387,378	346,542	307,533
Loans held-for-sale	—	1,058	653
Loans, less allowance for loan losses and net deferred fees	809,870	805,211	814,397
Interest receivable	4,761	4,725	4,406
Federal Home Loan Bank stock	10,652	10,652	10,652
Property and equipment, net of accumulated depreciation	19,760	20,177	20,625
Goodwill and intangible assets	22,123	22,235	22,346
Deferred tax asset	6,323	7,308	8,714
Taxes receivable	1,671	1,671	—
Other real estate owned	6,966	11,000	12,312
Prepaid FDIC assessment	2,265	2,782	3,534
Bank-owned life insurance	15,313	15,038	—
Other assets	3,174	1,974	1,845

Total assets	$1,310,084	$1,270,232	$1,228,374

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$288,061	$278,576	$257,570
Savings and interest-bearing checking	504,561	545,856	555,987
Time $100,000 and over	76,679	72,436	73,171
Other time	80,649	68,386	75,640

Total deposits	949,950	965,254	962,368
Federal funds and overnight funds purchased	8,580	12,300	18,000
Federal Home Loan Bank borrowings	158,000	101,500	59,500
Junior subordinated debentures	8,248	8,248	8,248
Accrued interest and other payables	4,717	4,064	2,832

Total liabilities	1,129,495	1,091,366	1,050,948

Shareholders’ equity
Common stock, shares authorized: 50,000,000; shares issued and outstanding: 18,062,633 at June 30, 2012, 18,435,084 at December 31, 2011 and 18,433,084 at June 30, 2011	134,665	137,844	137,491
Retained earnings	41,296	37,468	37,206
Accumulated other comprehensive income	4,628	3,554	2,729

	180,589	178,866	177,426

Total liabilities and shareholders’ equity	$1,310,084	$1,270,232	$1,228,374

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest and dividend income
Loans	$11,997	$12,564	$24,118	$25,563
Securities	1,993	2,254	4,137	4,295
Federal funds sold & interest-bearing deposits with banks	1	2	2	4

	13,991	14,820	28,257	29,862

Interest expense
Deposits	1,018	1,771	2,157	3,697
Federal Home Loan Bank & Federal Reserve borrowings	426	462	895	954
Junior subordinated debentures	38	34	78	65
Federal funds purchased	10	11	16	22

	1,492	2,278	3,146	4,738

Net interest income	12,499	12,542	25,111	25,124
Provision for loan losses	600	2,000	1,900	4,150

Net interest income after provision for loan losses	11,899	10,542	23,211	20,974

Noninterest income
Service charges on deposit accounts	457	436	897	866
Other fee income, principally bankcard	410	418	797	805
Net gain on sale of investment securities	—	474	—	465
Mortgage banking income	—	32	72	74
Loan servicing fees	21	27	39	55
Bank-owned life insurance income	148	—	275	—
Other noninterest income	457	278	865	549

	1,493	1,665	2,945	2,814

Noninterest expense
Salaries and employee benefits	5,088	4,779	10,002	9,446
Premises and equipment	852	886	1,715	1,744
Bankcard processing	152	161	293	318
Business development	347	400	770	782
FDIC insurance assessment	290	378	529	887
Other real estate expense	238	457	616	1,411
Other noninterest expense	1,798	1,957	3,559	3,774

	8,765	9,018	17,484	18,362

Income before provision for income taxes	4,627	3,189	8,672	5,426
Provision for income taxes	1,510	1,032	2,840	1,820

Net income	$3,117	$2,157	$5,832	$3,606

Earnings per share
Basic	$0.17	$0.12	$0.32	$0.20

Diluted	$0.17	$0.12	$0.32	$0.20

Weighted average shares outstanding
Basic	18,147,729	18,426,894	18,262,658	18,421,410
Common stock equivalents attributable to stock-based awards	208,345	29,687	206,513	33,427

Diluted	18,356,074	18,456,581	18,469,171	18,454,837

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$3,117	$2,157	$5,832	$3,606
Other comprehensive income:
Available-for-sale securities:
Unrealized gains arising during the period	413	2,798	1,741	2,932
Reclassification adjustment for gains realized in net income	—	(474)	—	(465)
Income tax expense	(158)	(890)	(667)	(945)

Total other comprehensive income, net of tax	255	1,434	1,074	1,522

Total comprehensive income	$3,372	$3,591	$6,906	$5,128

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2010	18,415,132	$137,062	$33,969	$1,207	$172,238
Net income	—	—	5,341	—	5,341
Other comprehensive income, net of tax	—	—	—	2,347	2,347
Stock issuance	5,952	56	—	—	56
Stock options exercised and related tax benefit	14,000	103	—	—	103
Net share-based compensation	—	623	—	—	623
Cash dividends	—	—	(1,842)	—	(1,842)

Balance, December 31, 2011	18,435,084	$137,844	$37,468	$3,554	$178,866

Net income	—	—	5,832	—	5,832
Other comprehensive income, net of tax	—	—	—	1,074	1,074
Stock options exercised and related tax benefit	10,666	79	—	—	79
Stock repurchased	(409,925)	(3,588)	—	—	(3,588)
Net share-based compensation	26,808	330	—	—	330
Cash dividends	—	—	(2,004)	—	(2,004)

Balance, June 30, 2012	18,062,633	$134,665	$41,296	$4,628	$180,589

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$5,832	$3,606
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, net of accretion	4,503	2,786
Valuation adjustment on foreclosed assets	694	1,091
Loss (gain) on sale of foreclosed assets	(116)	155
Provision for loan losses	1,900	4,150
Deferred income taxes	999	1,474
BOLI Income	(275)	—
Share-based compensation	439	344
Excess tax benefit of stock options exercised	(11)	(12)
Production of mortgage loans held-for-sale	(2,259)	(3,130)
Proceeds from the sale of mortgage loans held-for-sale	3,317	4,593
Change in:
Interest receivable	(36)	(35)
Deferred loan fees	65	49
Accrued interest payable and other liabilities	(3)	(1,836)
Other assets	(683)	423

Net cash provided by operating activities	14,366	13,658

Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale investment securities	44,338	44,811
Purchase of available-for-sale investment securities	(87,100)	(97,931)
Net loan principal (originations) collections	(6,815)	20,295
Net purchase of property and equipment	(307)	(455)
Proceeds from sale of foreclosed assets	3,647	1,659
Purchase of energy tax credits	(14)	—

Net cash used by investing activities	(46,251)	(31,621)

Cash flows from financing activities:
Change in deposits	(15,304)	3,409
Change in federal funds purchased and FHLB short-term borrowings	64,780	18,000
FHLB advances repayment	(12,000)	(7,500)
Proceeds from stock options exercised	68	77
Income tax benefit from stock options exercised	11	12
Dividends paid	(2,004)	(369)
Repurchase of common stock	(3,588)	—
Vested RSUs surrendered by employee to cover tax consequence	(109)	—

Net cash provided by financing activities	31,854	13,629

Net decrease in cash and cash equivalents	(31)	(4,334)
Cash and cash equivalents, beginning of period	19,859	25,691

Cash and cash equivalents, end of period	$19,828	$21,357

Supplemental information:
Noncash investing and financing activities:
Transfers of loans to foreclosed assets	$191	$924
Change in fair value of securities, net of deferred income taxes	$1,074	$1,522
Cash paid during the period for:
Income taxes	$1,620	$1,269
Interest	$3,082	$4,535

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

A complete set of Notes to Consolidated Financial Statements is a part of the Company’s 2011 Form 10-K filed March 9, 2012. The notes below are included due to material changes in the financial statements or to provide the reader with additional information not otherwise available. In preparing these financial statements, the Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements. All dollar amounts in the following notes are expressed in thousands, except share and per share amounts or where otherwise indicated.

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

2.	Securities Available-for Sale

The amortized cost and estimated fair values of securities available-for-sale at June 30, 2012 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Securities in Continuous Unrealized Loss Position For Less Than 12 Months	Securities in Continuous Unrealized Loss Position For 12 Months or Longer
Unrealized Loss Positions
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	15,449	—	(258)	15,191	15,191	—
Private-label mortgage-backed securities	4,140	—	(698)	3,442	385	3,057
Mortgage-backed securities	86,608	—	(629)	85,979	74,178	11,801

	106,197	—	(1,585)	104,612	89,754	14,858

Unrealized Gain Positions
Obligations of U.S. government agencies	17,196	554	—	17,750
Obligations of states and political subdivisions	52,015	3,565	—	55,580
Private-label mortgage-backed securities	6,031	221	—	6,252
Mortgage-backed securities	198,438	4,746	—	203,184

	273,680	9,086	—	282,766

	$379,877	$9,086	$(1,585)	$387,378

At June 30, 2012, unrealized losses exist on certain securities classified as obligations of state and political subdivisions, mortgage-backed securities and private-label mortgage-backed securities. The unrealized losses on agency mortgage-backed securities and securities that are obligations of states and political subdivisions were deemed to be temporary, as these securities retain strong credit ratings, continue to perform adequately, and are backed by various government-sponsored enterprises (“GSEs”). The decrease in fair value is associated with the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities has resulted from current economic conditions. Although yields on these securities may be below market rates during the period, no loss of principal is expected.

At June 30, 2012, there were 115 investment securities in unrealized loss positions. The unrealized loss associated with the investments of $14,858 in a continuous unrealized loss position for twelve months or longer was $817, of which $697 is related to private-label mortgage backed securities, and $120 is related to mortgage-backed securities. The Company has no current intent, nor is it more likely than not that it will be required to sell these securities before the recovery of carrying value.

During the second quarter 2012, management reviewed all of its private-label mortgage-backed securities for the presence of other-than-temporary impairment (“OTTI”). Management’s evaluation included the use of independently-generated third-party credit surveillance reports that analyze the loans underlying each security. These reports include estimates of default rates and severities, life collateral loss rates, and static voluntary prepayment assumptions to generate estimated cash flows at the individual security level. Additionally, management considered factors such as downgraded credit ratings, severity and duration of the impairments, the stability of the issuers, and any discounts paid when the securities were purchased. Management has considered all available information related to the collectability of the impaired investment securities and believes that the estimated credit loss is appropriate.

Following is a tabular roll-forward of the amount of credit-related OTTI recognized in earnings during the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Balance, beginning of period:	$204	$226	$204	$226
Additions:	—	—	—	—
Initial OTTI credit loss	—	—	—	—

Balance, end of period:	$204	$226	$204	$226

At June 30, 2012, seven of the Company’s private-label mortgage-backed securities with an amortized cost of $3,388 were classified as substandard as their ratings were below investment grade. Securities with an amortized cost of $3,644 and $5,409 were classified as substandard at December 31, 2011, and June 30, 2011, respectively.

As of June 30, 2012 the projected average life of the securities portfolio is 4.0 years.

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2011, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Securities in Continuous Unrealized Loss Position For Less Than 12 Months	Securities in Continuous Unrealized Loss Position For 12 Months or Longer
Unrealized Loss Positions
Obligations of U.S. government agencies	$2,000	$—	$(6)	$1,994	$1,994	$—
Obligations of states and political subdivisions	—	—	—	—	—	—
Private-label mortgage-backed securities	5,590	—	(823)	4,767	2,290	2,477
Mortgage-backed securities	94,314	—	(685)	93,629	92,064	1,565

	101,904	—	(1,514)	100,390	$96,348	$4,042

Unrealized Gain Positions
Obligations of U.S. government agencies	10,553	411	—	10,964
Obligations of states and political subdivisions	46,721	2,855	—	49,576
Private-label mortgage-backed securities	6,927	233	—	7,160
Mortgage-backed securities	174,677	3,775	—	178,452

	238,878	7,274	—	246,152

	$340,782	$7,274	$(1,514)	$346,542

At December 31, 2011, there were 91 investment securities in unrealized loss positions of which nine had been in a continuous loss position for twelve months or longer. The unrealized loss associated with the investments of $4,042 in a continuous unrealized loss position for twelve months or longer was $763.

The amortized cost and estimated fair values of securities available-for-sale at June 30, 2011, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Securities in Continuous Unrealized Loss Position for Less Than 12 Months	Securities in Continuous Unrealized Loss Position For 12 Months or Longer
Unrealized Loss Positions
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	10,397	—	(130)	10,267	10,267	—
Private-label mortgage-backed securities	6,373	—	(622)	5,751	2,915	2,836
Mortgage-backed securities	21,055	—	(224)	20,831	19,779	1,052

	37,825	—	(976)	36,849	$32,961	$3,888

Unrealized Gain Positions
Obligations of U.S. government agencies	11,070	224	—	11,294
Obligations of states and political subdivisions	28,516	884	—	29,400
Private-label mortgage-backed securities	9,141	376	—	9,517
Mortgage-backed securities	216,558	3,915	—	220,473

	265,285	5,399	—	270,684

	$303,110	$5,399	$(976)	$307,533

At June 30, 2011, there were 46 investment securities in unrealized loss positions, of which 8 had been in a continuous loss position for twelve months or longer. The unrealized loss associated with the investments of $3,888 in a continuous unrealized loss position for twelve months or longer was $548.

The amortized cost and estimated fair value of securities at June 30, 2012, December 31, 2011, and June 30, 2011, by maturity are shown below. Obligations of U.S. government agencies and states and political subdivisions are shown by contractual maturity. Mortgage-backed securities are shown by projected average life.

	June 30, 2012		December 31, 2011		June 30, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$40,160	$40,208	$52,769	$52,757	$29,862	$30,240
Due after one year through 5 years	198,987	202,353	199,757	202,889	222,761	226,426
Due after 5 years through 10 years	135,127	139,197	86,479	89,043	42,600	42,948
Due after 10 years	5,603	5,620	1,777	1,853	7,887	7,919

	$379,877	$387,378	$340,782	$346,542	$303,110	$307,533

No securities available for sale were sold during the first six months of 2012. Eleven investment securities were sold during the second quarter of 2011 resulting in proceeds of $12,283, gross realized gains of $487, and gross realized losses of $13. The specific identification method was used to determine the cost of the securities sold.

At June 30, 2012, securities with amortized costs of $18,502 (estimated market values of $19,131) were pledged to secure certain treasury and public deposits as required by law, and to secure borrowing lines.

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

Major classifications of period-end loans, including loans held-for-sale, are as follows:

	June 30, 2012	% of gross loans	December 31, 2011	% of gross loans	June 30, 2011	% of gross loans
Real estate secured loans:
Permanent Loans:
Multifamily residential	$46,539	5.6%	$51,897	6.3%	$48,013	5.8%
Residential 1-4 family	58,071	7.0%	61,717	7.5%	70,039	8.4%
Owner-occupied commercial	220,814	26.7%	207,008	25.2%	205,612	24.8%
Non-owner-occupied commercial	136,612	16.5%	157,844	19.2%	174,541	21.0%

Total permanent real estate loans	462,036	55.8%	478,466	58.3%	498,205	60.0%

Construction Loans:
Multifamily residential	7,503	0.9%	2,574	0.3%	1,391	0.2%
Residential 1-4 family	17,158	2.1%	17,960	2.2%	20,823	2.5%
Commercial real estate	13,095	1.6%	10,901	1.3%	12,580	1.5%
Commercial bare land and acquisition & development	18,522	2.2%	19,496	2.4%	25,049	3.0%
Residential bare land and acquisition & development	9,634	1.2%	12,707	1.5%	13,680	1.6%

Total construction real estate loans	65,912	8.0%	63,638	7.8%	73,523	8.9%

Total real estate loans	527,948	63.9%	542,104	66.0%	571,728	68.9%
Commercial loans	293,282	35.5%	272,600	33.2%	251,188	30.3%
Consumer loans	4,095	0.5%	4,569	0.6%	5,840	0.7%
Other loans	1,463	0.2%	1,556	0.2%	1,599	0.2%

Gross loans	826,788	100.0%	820,829	100.0%	830,355	100.0%

Deferred loan origination fees	(743)		(677)		(632)

	826,045		820,152		829,723
Allowance for loan losses	(16,175)		(14,941)		(15,326)

Total loans, net of allowance for loan losses and net deferred fees	$809,870		$805,211		$814,397

Loans held-for-sale	$—		$1,058		$653

At June 30, 2012, outstanding loans to dental professionals totaled $233,017 and represented 28.2% of total outstanding loans compared to dental professional loans of $208,489 or 25.4% at December 31, 2011, and $185,321 or 22.3% at June 30, 2011. There are no other industry concentrations in excess of 10% of the total loan portfolio. However, as of June 30, 2012, approximately 63.9% of the Company’s loan portfolio was collateralized by real estate and is, therefore, susceptible to changes in real estate market conditions. While appropriate action is taken to manage identified concentration risks, management believes that the loan portfolio is diversified by geographic location and among industry groups.

Allowance for loan losses

A summary of activity in the allowance for loan losses is as follows for the three months and six months ended June 30, 2012 and June 30, 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Balance, beginning of period	$15,829	$15,227	$14,941	$16,570
Provision charged to income	600	2,000	1,900	4,150
Loans charged against allowance	(1,147)	(2,263)	(1,669)	(5,877)
Recoveries credited to allowance	893	362	1,003	483

Balance, end of period	$16,175	$15,326	$16,175	$15,326

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

Estimated credit losses reflect consideration of all significant factors that affect the collectability of the loan portfolio. The historical loss rate for each group of loans with similar risk characteristics is determined based on the Company’s own loss experience in that group. Historical loss experience and recent trends in losses provides a reasonable starting point for analysis, however they do not by themselves form a sufficient basis to determine the appropriate level for the allowance for loan losses. Qualitative or environmental factors that are likely to cause estimated credit losses to differ from historical losses are also considered, including, but not limited to:

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

A summary of the activity in the allowance for loan losses by major loan classification follows:

Allowance for Loan Losses and Recorded Investment in Loans

	For the three months ended June 30, 2012
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$3,023	$7,946	$3,152	$84	$1,624	$15,829
Charge-offs	(5)	(684)	(448)	(10)	—	(1,147)
Recoveries	618	41	231	3	—	893
Provision	(98)	1,623	(626)	7	(306)	600

Ending balance	$3,538	$8,926	$2,309	$84	$1,318	$16,175

	For the six months ended June 30, 2012
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$2,776	$8,267	$2,104	$87	$1,707	$14,941
Charge-offs	(5)	(905)	(750)	(9)	—	(1,669)
Recoveries	645	51	302	5	—	1,003
Provision	122	1,513	653	1	(389)	1,900

Ending balance	$3,538	$8,926	$2,309	$84	$1,318	$16,175

	Balances as of June 30, 2012
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$3,512	$8,878	$2,309	$84	$1,318	$16,101
Ending allowance: individually evaluated for impairment	26	48	—	—	—	74

Total ending allowance	$3,538	$8,926	$2,309	$84	$1,318	$16,175

Ending loan balance: collectively evaluated for impairment	$291,004	$453,855	$52,695	$4,095	$—	$801,649
Ending loan balance: individually evaluated for impairment	3,741	8,181	13,217	—	—	25,139

Total ending loan balance	$294,745	$462,036	$65,912	$4,095	$—	$826,788

Management believes that the allowance for loan losses was adequate as of June 30, 2012. However, future loan losses may exceed the levels provided for in the allowance for loan losses and could possibly result in additional charges to the provision for loan losses.

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

The following tables present the Company’s loan portfolio information by loan type and credit grade at June 30, 2012, December 31, 2011, and June 30, 2011:

Credit Quality Indicators

As of June 30, 2012

	Loan Grade				Totals
	Pass	Special Mention	Substandard	Doubtful
Real estate loans
Multifamily residential	$45,202	$—	$1,337	$—	$46,539
Residential 1-4 family	48,311	—	9,760	—	58,071
Owner-occupied commercial	210,834	—	9,980	—	220,814
Nonowner-occupied commercial	133,015	—	3,597	—	136,612

Total real estate loans	437,362	—	24,674	—	462,036

Construction
Multifamily residential	7,503	—	—	—	7,503
Residential 1-4 family	14,343	—	2,815	—	17,158
Commercial real estate	10,551	—	2,544	—	13,095
Commercial bare land and acquisition & development	10,030	—	8,492	—	18,522
Residential bare land and acquisition & development	5,417	—	4,217	—	9,634

Total construction loans	47,844	—	18,068	—	65,912

Commercial and other	284,668	—	10,002	75	294,745

Consumer	4,023	—	72	—	4,095

Totals	$773,897	$—	$52,816	$75	$826,788

Credit Quality Indicators

As of December 31, 2011

	Loan Grade				Totals
	Pass	Special Mention	Substandard	Doubtful
Real estate loans
Multifamily residential	$50,547	$—	$1,350	$—	$51,897
Residential 1-4 family	51,622	—	10,095	—	61,717
Owner-occupied commercial	194,250	—	11,143	1,615	207,008
Nonowner-occupied commercial	154,805	—	3,039	—	157,844

Total real estate loans	451,224	—	25,627	1,615	478,466

Construction
Multifamily residential	2,574	—	—	—	2,574
Residential 1-4 family	14,036	—	3,924	—	17,960
Commercial real estate	7,075	—	3,826	—	10,901
Commercial bare land and acquisition & development	11,000	—	8,496	—	19,496
Residential bare land and acquisition & development	9,929	—	2,778	—	12,707

Total construction loans	44,614	—	19,024	—	63,638

Commercial and other	264,415	—	9,663	78	274,156

Consumer	4,486	—	83	—	4,569

Totals	$764,739	$—	$54,397	$1,693	$820,829

Credit Quality Indicators

As of June 30, 2011

	Loan Grade				Totals
	Pass	Special Mention	Substandard	Doubtful
Real estate loans
Multifamily residential	$46,645	$—	$1,368	$—	$48,013
Residential 1-4 family	54,112	—	15,871	56	70,039
Owner-occupied commercial	196,075	—	9,537	—	205,612
Nonowner-occupied commercial	163,289	—	11,252	—	174,541

Total real estate loans	460,121	—	38,028	56	498,205

Construction
Multifamily residential	1,391	—	—	—	1,391
Residential 1-4 family	14,667	—	6,156	—	20,823
Commercial real estate	8,155	—	4,425	—	12,580
Commercial bare land and acquisition & development	11,362	—	13,687	—	25,049
Residential bare land and acquisition & development	10,104	—	3,576	—	13,680

Total construction loans	45,679	—	27,844	—	73,523

Commercial and other	241,236	—	8,792	2,759	252,787

Consumer	5,758	—	82	—	5,840

Totals	$752,794	$—	$74,746	$2,815	$830,355

At June 30, 2012, December 31, 2011, and June 30, 2011, the Company had $356, $363 and $168, respectively, in loan commitments on its classified loans.

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

The following tables present an aged analysis of past due and nonaccrual loans at June 30, 2012, and December 31, 2011 and June 30, 2011:

Aged Analysis of Loans

As of June 30, 2012

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multifamily residential	$—	$—	$—	$—	$—	$46,539	$46,539
Residential 1-4 family	557	5,652	—	3,435	9,644	48,427	58,071
Owner-occupied commercial	186	341	—	3,952	4,479	216,335	220,814
Non owner-occupied commercial	94	—	—	—	94	136,518	136,612

Total real estate loans	837	5,993	—	7,387	14,217	447,819	462,036

Construction
Multifamily residential	—	—	—	—	—	7,503	7,503
Residential 1-4 family	—	—	—	2,637	2,637	14,521	17,158
Commercial real estate	1,611	—	—	932	2,543	10,552	13,095
Commercial bare land and acquisition & development	—	—	—	8,491	8,491	10,031	18,522
Residential bare land and acquisition & development	—	—	—	1,157	1,157	8,477	9,634

Total construction loans	1,611	—	—	13,217	14,828	51,084	65,912

Commercial and other	178	—	—	3,089	3,267	291,478	294,745

Consumer	9	3	—	—	12	4,083	4,095

Total	$2,635	$5,996	$—	$23,693	$32,324	$794,464	$826,788

Aged Analysis of Loans

As of December 31, 2011

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multifamily residential	$—	$—	$—	$—	$—	$51,897	$51,897
Residential 1-4 family	251	210	—	3,426	3,887	57,830	61,717
Owner-occupied commercial	151	190	—	5,138	5,479	201,529	207,008
Non owner-occupied commercial	—	—	—	575	575	157,269	157,844

Total real estate loans	402	400	—	9,139	9,941	468,525	478,466

Construction
Multifamily residential	—	—	—	—	—	2,574	2,574
Residential 1-4 family	67	—	—	757	824	17,136	17,960
Commercial real estate	1,635	—	—	933	2,568	8,333	10,901
Commercial bare land and acquisition & development	—	—	—	7,837	7,837	11,659	19,496
Residential bare land and acquisition & development	52	175	—	1,929	2,156	10,551	12,707

Total construction loans	1,754	175	—	11,456	13,385	50,253	63,638

Commercial and other	634	—	—	5,999	6,633	267,523	274,156

Consumer	—	—	—	—	—	4,569	4,569

Total	$2,790	$575	$—	$26,594	$29,959	$790,870	$820,829

Aged Analysis of Loans

As of June 30, 2011

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multifamily residential	$—	$—	$—	$—	$—	$48,013	$48,013
Residential 1-4 family	415	—	—	8,177	8,592	61,447	70,039
Owner-occupied commercial	303	1,149	—	3,575	5,027	200,585	205,612
Non owner-occupied commercial	167	—	—	8,749	8,916	165,625	174,541

Total real estate loans	885	1,149	—	20,501	22,535	475,670	498,205

Construction
Multifamily residential	—	—	—	—	—	1,391	1,391
Residential 1-4 family	601	229	—	1,699	2,529	18,294	20,823
Commercial real estate	—	—	—	1,500	1,500	11,080	12,580
Commercial bare land and acquisition & development	—	—	—	13,027	13,027	12,022	25,049
Residential bare land and acquisition & development	318	528	—	1,597	2,443	11,237	13,680

Total construction loans	919	757	—	17,823	19,499	54,024	73,523

Commercial and other	533	—	—	6,515	7,048	245,739	252,787

Consumer	18	—	—	—	18	5,822	5,840

Total	$2,355	$1,906	$—	$44,839	$49,100	$781,255	$830,355

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

The following tables display an analysis of the Company’s impaired loans at June 30, 2012, December 31, 2011 and June 30, 2011:

Impaired Loan Analysis

As of June 30, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Real estate
Multifamily residential	$—	$—	$—	$—	$—
Residential 1-4 family	3,283	4,593	—	3,969	—
Owner-occupied commercial	4,378	5,283	—	4,126	12
Non owner-occupied commercial	—	—	—	89	—

Total real estate loans	7,661	9,876	—	8,184	12
Construction
Multifamily residential	—	—	—	—	—
Residential 1-4 family	2,637	3,058	—	641	—
Commercial real estate	933	1,671	—	2,286	—
Commercial bare land and acquisition & development	8,491	13,682	—	8,380	—
Residential bare land and acquisition & development	1,122	4,056	—	1,620	—

Total construction loans	13,183	22,467	—	12,927	—
Commercial and other	3,647	7,966	—	6,052	19
Consumer	—	—	—	—	—

Total impaired loans with no related allowance	$24,491	$40,309	$—	$27,163	$31

With an allowance recorded
Real estate
Multifamily residential	$—	$—	$—	$—	$—
Residential 1-4 family	—	—	—	37	—
Owner-occupied commercial	—	—	—	1,315	—
Non owner-occupied commercial	—	—	48	—	—

Total real estate loans	—	—	48	1,352	—
Construction
Multifamily residential	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—	—

Total construction loans	—	—	—	—	—
Commercial and other	462	483	26	76	17
Consumer	—	—	—	—	—

Total impaired loans with an allowance recorded	$462	$483	$74	$1,428	$17

Total
Real estate
Multifamily residential	$—	$—	$—	$—	$—
Residential 1-4 family	3,283	4,593	—	4,006	—
Owner-occupied commercial	4,378	5,283	—	5,441	12
Non owner-occupied commercial	—	—	48	89	—

Total real estate loans	7,661	9,876	48	9,536	12
Construction
Multifamily residential	—	—	—	—	—
Residential 1-4 family	2,637	3,058	—	641	—
Commercial real estate	933	1,671	—	2,286	—
Commercial bare land and acquisition & development	8,491	13,682	—	8,380	—
Residential bare land and acquisition & development	1,122	4,056	—	1,620	—

Total construction loans	13,183	22,467	—	12,927	—
Commercial and other	4,109	8,449	26	6,128	36
Consumer	—	—	—	—	—

Total impaired loans	$24,953	$40,792	$74	$28,591	$48

Impaired Loan Analysis

As of December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Real estate
Multi-family residential	$—	$—	$—	$54	$—
Residential 1-4 family	4,300	4,756	—	5,785	52
Owner-occupied commercial	3,954	4,295	—	6,220	36
Nonowner-occupied commercial	956	1,423	—	5,781	33

Total real estate loans	9,210	10,474	—	17,840	121
Construction
Multi-family residential	—	—	—	136	—
Residential 1-4 family	757	1,037	—	1,331	—
Commercial real estate	2,568	3,306	—	3,161	111
Commercial bare land and acquisition & development	7,837	13,027	—	12,617	234
Residential bare land and acquisition & development	1,928	5,319	—	2,242	38

Total construction loans	13,090	22,689	—	19,487	383
Commercial and other	7,057	10,691	—	6,137	44
Consumer	—	—	—	—	—

Total impaired loans with no related allowance	$29,357	$43,854	$—	$43,464	$548

With an allowance recorded
Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	215	248	10	351	—
Owner-occupied commercial	1,615	1,614	445	427	—
Nonowner-occupied commercial	—	—	—	97	—

Total real estate loans	1,830	1,862	455	875	—
Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	462	—
Commercial real estate	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—
Residential bare land and acquisition & development	—	—	—	1,099	—

Total construction loans	—	—	—	1,561	—
Commercial and other	—	—	—	1,391	—
Consumer	—	—	—	—	—

Total impaired loans with an allowance recorded	$1,830	$1,862	$455	$3,827	$—

Total
Real estate
Multi-family residential	$—	$—	$—	$54	$—
Residential 1-4 family	4,515	5,004	10	6,136	52
Owner-occupied commercial	5,569	5,909	445	6,647	36
Nonowner-occupied commercial	956	1,423	—	5,878	33

Total real estate loans	11,040	12,336	455	18,715	121
Construction
Multi-family residential	—	—	—	136	—
Residential 1-4 family	757	1,037	—	1,793	—
Commercial real estate	2,568	3,306	—	3,161	111
Commercial bare land and acquisition & development	7,837	13,027	—	12,617	234
Residential bare land and acquisition & development	1,928	5,319	—	3,341	38

Total construction loans	13,090	22,689	—	21,048	383
Commercial and other	7,057	10,691	—	7,528	44
Consumer	—	—	—	—	—

Total impaired loans	$31,187	$45,716	$455	$47,291	$548

Impaired Loan Analysis

As of June 30, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Real estate
Multifamily residential	$—	$—	$—	$110	$—
Residential 1-4 family	7,962	10,435	—	6,873	—
Owner-occupied commercial	6,077	6,077	—	6,202	102
Non owner-occupied commercial	8,982	11,297	—	9,022	9

Total real estate loans	23,021	27,809	—	22,207	111
Construction
Multifamily residential	—	—	—	274	—
Residential 1-4 family	919	1,617	—	1,512	—
Commercial real estate	3,156	3,326	—	3,220	56
Commercial bare land and acquisition & development	13,027	13,027	—	13,088	234
Residential bare land and acquisition & development	1,187	3,834	—	1,828	—

Total construction loans	18,289	21,804	—	19,922	290
Commercial and other	4,217	5,024	—	4,879	—
Consumer	—	—	—	—	—

Total impaired loans with no related allowance	$45,527	$54,637	$—	$47,008	$401

With an allowance recorded
Real estate
Multifamily residential	$—	$—	$—	$—	$—
Residential 1-4 family	215	248	10	359	—
Owner-occupied commercial	—	—	—	—	—
Non owner-occupied commercial	—	—	—	80	—

Total real estate loans	215	248	10	439	—
Construction
Multifamily residential	—	—	—	—	—
Residential 1-4 family	780	850	8	533	—
Commercial real estate	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—
Residential bare land and acquisition & development	1,448	1,732	421	1,463	27

Total construction loans	2,228	2,582	429	1,996	27
Commercial and other	2,759	6,873	443	2,064	—
Consumer	—	—	—	—	—

Total impaired loans with an allowance recorded	$5,202	$9,703	$882	$4,499	$27

Total
Real estate
Multifamily residential	$—	$—	$—	$110	$—
Residential 1-4 family	8,177	10,683	10	7,232	—
Owner-occupied commercial	6,077	6,077	—	6,202	102
Non owner-occupied commercial	8,982	11,297	—	9,102	9

Total real estate loans	23,236	28,057	10	22,646	111
Construction
Multifamily residential	—	—	—	274	—
Residential 1-4 family	1,699	2,467	8	2,045	—
Commercial real estate	3,156	3,326	—	3,220	56
Commercial bare land and acquisition & development	13,027	13,027	—	13,088	234
Residential bare land and acquisition & development	2,635	5,566	421	3,291	27

Total construction loans	20,517	24,386	429	21,918	317
Commercial and other	6,976	11,897	443	6,943	—
Consumer	—	—	—	—	—

Total impaired loans	$50,729	$64,340	$882	$51,507	$428

The impaired balances reported above are not adjusted for government guarantees of $486, $1,094 and $666 at June 30, 2012, December 31, 2011, and June 30, 2011, respectively. The recorded investment in impaired loans, net of government guarantees totaled $24,467, $30,094 and $50,063 at June 30, 2012, December 31, 2011, and June 30, 2011, respectively. The specific valuation allowance for impaired loans was $74, $455 and $882 at June 30, 2012, December 31, 2011, and June 30, 2011, respectively.

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

The following table displays the Company’s TDRs by class at June 30, 2012, and June 30, 2011:

	Troubled Debt Restructurings as of June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate
Multifamily residential	—	$—	$—
Residential 1-4 family	7	2,504	2,126
Owner-occupied commercial	3	877	845
Non owner-occupied commercial	1	160	145

Total real estate loans	11	3,541	3,116
Construction
Multifamily residential	—	—	—
Residential 1-4 family	—	—	—
Commercial real estate	—	—	—
Commercial bare land and acquisition & development	—	—	—
Residential bare land and acquisition & development	3	2,701	1,014

Total construction loans	3	2,701	1,014
Commercial and other	5	1,180	923
Consumer	—	—	—

	19	$7,422	$5,053

	Troubled Debt Restructurings as of June 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate
Multifamily residential	—	$—	$—
Residential 1-4 family	6	3,585	2,111
Owner-occupied commercial	1	132	132
Non owner-occupied commercial	1	1,115	874

Total real estate loans	8	4,832	3,117
Construction
Multifamily residential	—	—	—
Residential 1-4 family	—	—	—
Commercial real estate	—	—	—
Commercial bare land and acquisition & development	—	—	—
Residential bare land and acquisition & development	4	4,372	2,471

Total construction loans	4	4,372	2,471
Commercial and other	1	538	461
Consumer	—	—	—

	13	$9,742	$6,049

As of June 30, 2012 virtually all of the Company’s TDRs include rate reductions and/or the extension of terms to alleviate the burden of the debtor’s near-term cash requirements. Additionally, some restructured loans are modified to temporarily allow interest only payments.

Three residential 1-4 family loans with a current outstanding balance of $328, two commercial loans with a current outstanding balance of $270, and two Owner Occupied Commercial loans with a current outstanding balance of $1,322 were modified according to the terms of the borrowers’ bankruptcy agreements.

As of June 30, 2012 four residential 1-4 family loans with a current outstanding balance of $1,798 were modified to allow interest-only payments. One owner-occupied commercial loan with a current outstanding balance of $123 was restructured using an A – B Note format. In all cases, modifications are made to improve the Company’s likelihood of collecting the entire debt. Under all segments, loans modified as TDRs are considered impaired. As a result, each TDR is individually evaluated for impairment, and if necessary, an allowance for loan losses is provided under the Company’s specific reserve methodology.

Subsequent to a loan being classified as a TDR, a borrower may become unwilling or unable to abide by the terms of the modified agreement. In such cases of default, the Company takes appropriate action to secure additional payments including the use of foreclosure proceedings. The following table presents loans receivable modified as troubled debt restructurings that subsequently defaulted:

Troubled Debt Restructurings That Subsequently Defaulted

	As of June 30,
	2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate
Multifamily residential	0	$—	2	$1,566
Residential 1-4 family	1	962	0	—
Owner-occupied commercial	1	419	1	874
Non owner-occupied commercial	0	—	0	—

Total real estate loans	2	1,381	3	2,440
Construction
Multifamily residential	0	—	0	—
Residential 1-4 family	0	—	2	543
Commercial real estate	0	—	0	—
Commercial bare land and acquisition & development	0	—	0	—
Residential bare land and acquisition & development	0	—	0	—

Total construction loans	0	—	2	543
Commercial and other	2	631	0	—
Consumer	0	—	0	—

	4	$2,012	5	$2,983

At June 30, 2012, and June 30, 2011, the Company had no commitments to lend additional funds on loans restructured as TDRs.

4.	Dental Loan Portfolio:

To assist in understanding the concentrations and risks associated with the Bank’s loan portfolio, the following information has been included relating to the Bank’s dental lending portfolio. At June 30, 2012, December 31, 2011 and June 30, 2011 loans to dental professionals totaled $233,017, $208,489 and $185,321, respectively and represented 28.2%, 25.4% and 22.3% of outstanding loans. As of June 30, 2012, December 31, 2011 and June 30, 2011 the dental loans are supported by government guarantees totaling $21,212, $21,048 and $23,556, respectively. This represented 9.10%, 10.10% and 12.71% of the outstanding dental loan balances. The Company defines a “dental loan” as a loan to dental professionals for the purpose of practice expansion, acquisition or other purpose, supported by the cash flows of a dental practice.

Loan Classification

Major classifications of Dental Loans, at June 30, 2012, December 31, 2011, and June 30, 2011 are as follows:

	June 30, 2012	December 31, 2011	June 30, 2011
Real estate secured loans:
Owner-occupied commercial	$51,051	$35,949	$32,413
Other dental real estate loans	3,129	12,284	14,393

Total permanent real estate loans	54,180	48,233	46,806
Dental construction loans	1,571	1,993	1,129

Total construction real estate loans	1,571	1,993	1,129

Total real estate loans	55,751	50,226	47,935

Commercial loans	177,266	158,263	137,386

Gross loans	$233,017	$208,489	$185,321

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

Dental Loan Total by Market

	June 30, 2012	December 31, 2011	June 30, 2011
In Market	$172,442	$166,133	$156,238
Out-of-Market	60,575	42,356	29,083

Total	$233,017	$208,489	$185,321

Credit Quality

Please refer to Note 3 on page 12 for additional information on the definitions of the credit quality indicators.

The following tables present the Company’s dental loan portfolio information by Market and credit grade at June 30, 2012, December 31, 2011 and June 30, 2011:

Dental Credit Quality Indicators

As of June 30, 2012

	Loan Grade				Totals
	Pass	Special Mention	Substandard	Doubtful
In Market	$166,484	$—	$5,958	$—	$172,442
Out-of-Market	60,575	—	—	—	60,575

Total	$227,059	$—	$5,958	$—	$233,017

Dental Credit Quality Indicators

As of December 31, 2011

	Loan Grade				Totals
	Pass	Special Mention	Substandard	Doubtful
In Market	$162,435	$—	$3,698	$—	$166,133
Out-of-Market	42,356	—	—	—	42,356

Total	$204,791	$—	$3,698	$—	$208,489

Dental Credit Quality Indicators

As of June 30, 2011

	Loan Grade				Totals
	Pass	Special Mention	Substandard	Doubtful
In Market	$151,921	$—	$4,317	$—	$156,238
Out-of-Market	29,083	—	—	—	29,083

Total	$181,004	$—	$4,317	$—	$185,321

Past Due and Nonaccrual Loans

Please refer to Note 3 on page 12 for additional information on the definitions of “past due.”

The following tables present an aged analysis of the dental loans by market, including nonaccrual loans at June 30, 2012, December 31, 2011, and June 30, 2011:

Aged Analysis of Dental Loans Receivable

As of June 30, 2012

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
In Market	$—	$—	$—	$722	$722	$171,720	$172,442
Out-of-Market	—	—	—	—	—	60,575	60,575

Total	$—	$—	$—	$722	$722	$232,295	$233,017

Aged Analysis of Dental Loans Receivable

As of December 31, 2011

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
In Market	$634	$—	$—	$744	$1,378	$164,755	$166,133
Out-of-Market	—	—	—	—	—	42,356	42,356

Total	$634	$—	$—	$744	$1,378	$207,111	$208,489

Aged Analysis of Dental Loans Receivable

As of June 30, 2011

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
In Market	$926	$—	$—	$1,382	$2,308	$153,930	$156,238
Out-of-Market	—	—	—	—	—	29,083	29,083

Total	$926	$—	$—	$1,382	$2,308	$183,013	$185,321

5.	Federal Funds and Overnight Funds Purchased:

As of June 30, 2012 the Company has unsecured federal funds borrowing lines with various correspondent banks totaling $108,000. At June 30, 2012, December 31, 2011 and June 30, 2011 there was $8,580, $12,300, and $18,000 outstanding on these lines, respectively.

The Company also has a secured overnight borrowing line available from the Federal Reserve Bank totaling $84,430, $68,227 and $107,502 at June 30, 2012, December 31, 2011 and June 30, 2011 respectively. The Federal Reserve Bank borrowing line is secured through the pledging of approximately $196,513 of commercial loans under the Company’s Borrower-In-Custody program. At June 30, 2012, December 31, 2011 and June 30, 2011, there were no outstanding borrowings on this line.

6.	Federal Home Loan Bank Borrowings:

The Company has a borrowing limit with the FHLB equal to 30% of total assets, subject to discounted collateral and stock holdings. At June 30, 2012, the maximum borrowing line was $393,025; however, the FHLB borrowing line was limited by the lower of the amount of FHLB stock held or the discounted value of collateral pledged. At June 30, 2012, the FHLB stock held by the Company supported a total of $237,144 borrowings. At June 30, 2012, the Company had pledged $396,916 in real estate loans to the FHLB that had a discounted value of $222,197. At June 30, 2012, the borrowing line was limited to the discounted value of collateral pledged. There was $158,000 borrowed on this line at June 30, 2012.

The maximum FHLB borrowing line at December 31, 2011, was $381,070. At December 31, 2011, the Company had pledged real estate loans and securities to the FHLB with a discounted value of $253,961. There was $101,500 borrowed on this line at December 31, 2011.

The maximum FHLB borrowing line at June 30, 2011, was $368,512. At June 30, 2011, the Company had pledged real estate loans and securities to the FHLB with a discounted collateral value of $147,967. There was $59,500 borrowed on this line at June 30, 2011.

Amounts outstanding at June 30, 2012, December 31, 2011, and June 30, 2011 by year of maturity are as follows:

	Current Rates	June 30, 2012	December 31, 2011	June 30, 2011
Cash Management Advance	N/A	$—	$—	$—
2011	N/A	—	—	2,500
2012	0.26% - 2.19%	117,000	60,500	16,000
2013	2.46% - 4.27%	22,000	22,000	22,000
2014	2.78% - 3.25%	13,500	13,500	13,500
2015	2.19% - 2.86%	3,500	3,500	3,500
2016	5.05%	2,000	2,000	2,000

		$158,000	$101,500	$59,500

7.	Stock-based Compensation

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

There were no liability-based awards granted or exercised during the six months ended June 30, 2012, and 2011.

For the six months ended June 30, 2012, 7,987 restricted shares were granted and issued to directors with no restrictions imposed. Additionally, 164,516 RSU’s were granted to employees during the first six months of 2012. The RSUs vest over four years and shares of common stock will be issued as soon as is practicable upon vesting. For the six months ended June 30, 2011, 5,952 restricted shares were granted and issued to directors with no restrictions imposed. Additionally, 127,192 RSU’s were granted to employees during the first six months of 2011. No other stock-based compensation was granted during the six months ended June 30, 2011. The following table summarizes the shares and the grant-date fair market values of the equity-based awards granted during the six months ended June 30, 2012, and 2011:

	Six months ended June 30,
	2012		2011
	Shares	Fair Market Value	Shares	Fair Market Value
Equity-based awards:
Director restricted stock	7,987	$70	5,952	$56
Employee stock options	—	—	—	—
Employee stock SARs	—	—	—	—
Employee RSUs	164,516	1,254	127,192	1,040

	172,503	$1,324	133,144	$1,096

The following tables identify the compensation expense recorded and tax benefits received by the Company on its stock-based compensation plans for the three months and six months ended June 30, 2012, and 2011:

	Three months ended June 30,
	2012		2011
	Compensation Expense (Benefit)	Tax Benefit (Expense)	Compensation Expense (Benefit)	Tax Benefit (Expense)
Equity-based awards:
Director Restricted Stock	$70	$25	$56	$20
Director Stock Options	—	—	—	—
Employee stock options	30	—	42	—
Employee stock SARs	47	16	60	21
Employee RSUs	143	50	67	23
Liability-based awards:
Employee cash SARs	—	—	(60)	(21)

	$290	$91	$165	$43

	Six months ended June 30,
	2012		2011
	Compensation Expense (Benefit)	Tax Benefit (Expense)	Compensation Expense (Benefit)	Tax Benefit (Expense)
Equity-based awards:
Director Restricted Stock	$70	$25	$56	$20
Director Stock Options	—	—	1	—
Employee stock options	63	—	89	—
Employee stock SARs	98	34	127	45
Employee RSUs	208	73	67	23
Liability-based awards:
Employee cash SARs	—	—	4	1

	$439	$132	$344	$89

During the six months ended June 30, 2012, 10,666 stock options were exercised with a weighted average exercise price of $6.38 per share and an intrinsic value of $29. The fair value of equity-based awards vested during the three months ended June 30, 2012, and 2011 was $96 and $253, respectively. The fair value of liability-based awards vested during the three months ended June 30, 2012, and 2011 was $30 and $88, respectively.

At June 30, 2012, the Company has estimated unrecognized compensation expense of approximately $143, $246, $1,890, and $40 for unvested stock options, stock-settled SARs, RSUs, and cash-settled SARs, respectively. These amounts are based on forfeiture rates of 20% for all stock options and SARs and 13% for all RSUs granted to employees. The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested stock options, stock-settled SARs, RSUs and cash-settled SARs is approximately 1.47, 1.56, 3.44, and 0.81 years, respectively.

8.	Fair Value

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2012, December 31, 2011, and June 30, 2011, in accordance with the provisions of FASB ASC 825 “Financial Instruments.” The use of different assumptions and estimation methods could have a significant effect on the reported fair value amounts. Accordingly, the estimates of fair value herein are not necessarily indicative of the amounts that might be realized in a current market exchange.

	June 30, 2012		December 31, 2011		June 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$19,828	$19,828	$19,859	$19,859	$21,537	$21,357
Securities available-for-sale	387,378	387,378	346,542	346,542	307,533	307,533
Loans held-for-sale	—	—	1,058	1,058	653	653
Loans	826,045	820,112	820,152	814,882	829,723	821,137
Federal Home Loan Bank stock	10,652	10,652	10,652	10,652	10,652	10,652
Accrued interest receivable	4,761	4,761	4,725	4,725	4,406	4,406
Bank-owned life insurance	15,313	15,313	15,038	15,038	—	—
Financial liabilities:
Deposits	$949,950	$949,981	$965,254	$965,724	$962,368	$963,179
Federal funds and overnight funds purchased	8,580	8,580	12,300	12,300	18,000	18,000
Federal Home Loan Bank borrowings	158,000	159,385	101,500	103,884	59,500	61,631
Junior subordinated debentures	8,248	2,182	8,248	2,039	8,428	1,928
Accrued interest payable	251	251	264	264	385	385

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

Federal and Overnight Funds Purchased – The carrying amount is a reasonable estimate of fair value because of the short-term nature of these borrowings.

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

The tables below show assets measured at fair value on a recurring basis as of June 30, 2012, December 31, 2011 and June 30, 2011:

June 30, 2012

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. government agencies	$17,750	$—	$17,750	$—
Obligations of states and political subdivisions	70,771	—	70,771	—
Agency mortgage-backed securities	289,163	—	289,163	—
Private-label mortgage-backed securities	9,694	—	8,088	1,606

Total available-for-sale securities	$387,378	$—	$385,772	$1,606

December 31, 2011

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. government agencies	$12,958	$—	$12,958	$—
Obligations of states and political subdivisions	49,576	—	49,576	—
Agency mortgage-backed securities	272,081	—	272,081	—
Private-label mortgage-backed securities	11,927	—	10,208	1,719

Total available-for-sale securities	$346,542	$—	$344,823	$1,719

June 30, 2011

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. government agencies	$11,294	$—	$11,294	$—
Obligations of states and political subdivisions	39,667	—	39,667	—
Agency mortgage-backed securities	241,304	—	241,304	—
Private-label mortgage-backed securities	15,268	—	15,268	—

Total available-for-sale securities	$307,533	$—	$307,533	$—

No transfers to or from Levels 1 and 2 occurred on assets measured at fair value on a recurring basis during the three and six months ended June 30, 2012 and 2011, or during the year ended December 31, 2011

The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a recurring basis. Fair value for all classes of available-for-sale securities is estimated by obtaining quoted market prices for identical assets, where available. If such prices are not available, fair value is based on independent asset pricing services and models, the inputs of which are market-based or independently sourced market parameters, including but not limited to, yield curves, interest rates, prepayments, defaults, cumulative loss projections, and cash flows. There have been no significant changes in the valuation techniques during the periods reported.

The following table provides a reconciliation of assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and six months ended June 30, 2012:

	Private-Label Mortgage-backed Securities
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Beginning Balance	$1,706	$1,719
Transfers to Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses
Included in earnings	—	—
Included in other comprehensive income	(3)	81
Paydowns	(97)	(194)
Purchases, issuances, sales and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—

Ending Balance	$1,606	$1,606

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

FTN Financial’s pricing service follows multiple review processes to assess the available market, credit and deal-level information to support its valuation estimates. If sufficient objectively verifiable information is not available to support a security’s valuation an alternate independent evaluation source will be used.

The Company’s entire securities portfolio was valued on a recurring basis through its independent third-party pricing service, using observable inputs. For further assurance, the Company’s estimate of fair value was compared to an additional independent third-party, at December 31, 2011. This analysis was performed at the individual security level and no material variances were noted.

There have been no significant changes in the valuation techniques during the periods reported.

The tables below show assets measured at fair value on a nonrecurring basis as of June 30, 2012, December 31, 2011, and June 30, 2011:

June 30, 2012

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Six Months Ended June 30, 2012 Total Loss
Loans measured for impairment (net of government guarantees and specific reserves)	$23,365	$—	$—	$23,365	$74
Other real estate owned	6,966	—	—	6,966	694

	$30,331	$—	$—	$30,331	$768

December 31, 2011

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Twelve Months Ended December 31, 2011 Total Loss
Loans measured for impairment (net of government guarantees and specific reserves)	$22,969	$—	$—	$22,969	$455
Other real estate owned	11,000	—	—	11,000	2,427

	$33,969	$—	$—	$33,969	$2,882

June 30, 2011

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Six Months Ended June 30, 2011 Total Loss
Loans measured for impairment (net of government guarantees and specific reserves)	$25,300	$—	$—	$25,300	$883
Other real estate owned	12,312	—	—	12,312	1,246

	$37,612	$—	$—	$37,612	$2,129

There were no transfers to or from Level 3 assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2012 and 2011, or during the year ended December 31, 2011.

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

There have been no significant changes in the valuation techniques during the periods reported.

8.	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to leverage assets. Management believes that, as of June 30, 2012, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2012, and according to Federal Reserve and FDIC guidelines, the Company and the Bank are considered to be well-capitalized. To be categorized as well-capitalized, the Company and the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012:
Total capital (to risk weighted assets)
Bank:	$171,759	18.81%	$73,052	8%	$91,315	10%
Company:	$173,313	18.99%	$73,052	8%	$91,315	10%
Tier I capital (to risk weighted assets)
Bank:	$160,283	17.55%	$36,526	4%	$54,789	6%
Company:	$161,837	17.73%	$36,526	4%	$54,789	6%
Tier I capital (to leverage assets)
Bank:	$160,283	12.64%	$50,737	4%	$63,421	5%
Company:	$161,837	12.70%	$50,737	4%	$63,421	5%
As of December 31, 2011:
Total capital (to risk weighted assets)
Bank:	$165,089	18.41%	$71,756	8%	$89,695	10%
Company:	$172,336	19.22%	$71,720	8%	$89,651	10%
Tier I capital (to risk weighted assets)
Bank:	$153,829	17.15%	$35,878	4%	$53,817	6%
Company:	$161,076	17.97%	$35,860	4%	$53,790	6%
Tier I capital (to leverage assets)
Bank:	$153,829	12.51%	$49,178	4%	$61,472	5%
Company:	$161,076	13.09%	$49,226	4%	$61,533	5%
As of June 30, 2011:
Total capital (to risk weighted assets)
Bank:	$163,030	17.71%	$73,657	8%	$92,072	10%
Company:	$171,908	18.67%	$73,679	8%	$92,099	10%
Tier I capital (to risk weighted assets)
Bank:	$151,473	16.45%	$36,829	4%	$55,243	6%
Company:	$160,351	17.41%	$36,839	4%	$55,259	6%
Tier I capital (to leverage assets)
Bank:	$151,473	12.75%	$47,512	4%	$59,390	5%
Company:	$160,351	13.49%	$47,558	4%	$59,448	5%

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Troubled Debt Restructurings

In the normal course of business, the Company may modify the terms of certain loans, attempting to protect as much of its investment as possible. Management evaluates the circumstances surrounding each modification to determine whether it is a troubled debt restructuring (“TDR”). TDRs exist when 1) the restructuring constitutes a concession, and 2) the debtor is experiencing financial difficulties. Additional information regarding the Company’s troubled debt restructurings can be found in Note 3 of the June 30, 2012 Notes to Consolidated Financial Statements in Item 1.

Goodwill and Intangible Assets

At June 30, 2012, the Company had $22,123 in goodwill and other intangible assets. In accordance with financial accounting standards, assets with indefinite lives are no longer amortized, but instead are periodically tested for impairment. Management performs an impairment analysis of its goodwill and intangible assets with indefinite lives at least annually and has determined that there was no impairment as of December 31, 2011.

Share-based Compensation

Consistent with the provisions of FASB ASC 718, Stock Compensation, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation, we recognize expense for the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. Management assumptions utilized at the time of grant impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately, the expense that will be recognized over the life of the option. Additional information is included in Note 7 of the June 30, 2012 Notes to Consolidated Financial Statements in Item 8.

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

Recent Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update No. 2011-02, “Receivables: A Creditors Determination of Whether a Restructuring is a Troubled Debt Restructuring.” This Update provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether the debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of this Accounting Standards Update did not have a material impact on the Company’s consolidated financial statements. The Company did, however, expand Note 3 to include additional disclosures regarding troubled debt restructurings.

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

HIGHLIGHTS

	For the three months ended June 30,			For the six months ended June 30, .
	2012	2011	% Change	2012	2011	% Change
Net income	$3,117	$2,157	44.5%	$5,832	$3,606	61.7%
Operating revenue (1)	$13,992	$14,207	-1.5%	$28,056	$27,938	0.4%
Earnings per share
Basic	$0.17	$0.12	41.7%	$0.32	$0.20	60.0%
Diluted	$0.17	$0.12	41.7%	$0.32	$0.20	60.0%
Assets, period-end				$1,310,084	$1,228,374	6.7%
Loans, period-end (2)				$826,045	$829,723	-0.4%
Core deposits, period end (3)				$851,781	$891,988	-4.5%
Deposits, period-end				$949,950	$962,368	-1.3%
Return on average assets (4)	0.97%	0.71%		0.91%	0.60%
Return on average equity (4)	6.94%	4.93%		6.51%	4.17%
Return on average tangible equity (4) (5)	7.92%	5.65%		7.42%	4.79%

(1)	Operating revenue is defined as net interest income plus noninterest income.
(2)	Net of deferred fees; excludes loans held-for-sale, and allowance for loan losses.
(3)	Defined by the Company as demand, interest checking, money market, savings, and local non-public time deposits, including local non-public time deposits in excess of $100.
(4)	Amounts annualized.
(5)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.

The Company earned $3,117 in the second quarter 2012, an increase of $960 or 44.5% over second quarter 2011. The increase in net income was due to a lower provision for loan losses, and lower noninterest expense. The provision for loan losses in the current quarter was down $1,400 from last year and reflects overall improvement in credit quality of the loan portfolio and lower net charge offs. The decline in noninterest expense of $253 from last year was primarily related to lower FDIC assessments and lower expenses associated with problem assets, specifically other real estate valuation write downs.

During the second quarter 2012, the Company experienced a second consecutive quarter of growth in outstanding loans. Outstanding loans at June 30, 2012 were $826,788, up $1,201 over outstanding loans at March 31, 2012. Outstanding loans at June 30, 2012 were up $5,959 over December 31, 2011. The Company continued to experience growth in commercial and owner-occupied commercial real estate loans. Outstanding core deposits at June 30, 2012 were $851,781, down $34,062 from December 31, 2011. The December 31, 2011 outstanding core deposits include approximately $20,000 of temporary funds in a single large depositor account that were withdrawn during the first two weeks of January 2012.

Period end assets at June 30, 2012 were $1,310,084, up $81,710 or 6.7 % over June 30, 2011. A $4,527 decline in outstanding net loans and a $5,346 decline in other real estate owned was more than offset by a $15,313 increase in BOLI investment and $79,845 increase in the securities portfolio. Core deposits at June 30, 2012 were $851,781, down $40,207 or 4.5% from one year ago. Year-to-date June 30, 2012 average core deposits were $864,408, down $15,074 or 1.7% from the same period one year ago. Year-to-date average assets for the six months ended June 30, 2012 were $1,291,321 up $84,070 from last year as growth in average securities-available-for-sale and BOLI investment more than offset the contraction in average outstanding loans.

In February 2012, the Company’s Board of Directors authorized the repurchase of up to 5% of the Company’s shares, or approximately 922,000 shares with the purchases to take place over a 12 month period. During the second quarter 2012, the Company repurchased 167,756 shares at a weighted average price of $8.94 per share. Since the inception of the plan, the Company has repurchased 409,925 shares at a weighted average price of $8.75. Total share repurchased to date amount to 2.2% of the total outstanding shares at the commencement of the repurchase plan.

Reconciliation of non-GAAP financial information

Management utilizes certain non-GAAP financial measures to monitor the Company’s performance. While we believe the presentation of non-GAAP financial measures provides additional insight into our operating performance, readers of this report are urged to review the GAAP results as presented in the Financial Statements in Item 1 of this report.

The Company presents a computation of tangible equity along with tangible book value and return on average tangible equity. The Company defines tangible equity as total shareholders’ equity before goodwill and core deposit intangible assets. Tangible book value is calculated as tangible equity divided by total shares outstanding. Return on average tangible equity is calculated as net income divided by average tangible equity. We believe that tangible equity and certain tangible equity ratios are meaningful measures of capital adequacy which may be used when making period-to-period and company-to-company comparisons. Tangible equity and tangible equity ratios are considered to be non-GAAP financial measures and should be viewed in conjunction with total shareholders’ equity, book value and return on average equity. The following table presents a reconciliation of total shareholders’ equity to tangible shareholders’ equity.

	June 30, 2012	December 31, 2011	June 30, 2011
Total shareholders’ equity	$180,589	$178,866	$177,426
Subtract:
Goodwill	(22,031)	(22,031)	(22,031)
Core deposit intangible assets	(92)	(204)	(315)

Tangible shareholders’ equity (non-GAAP)	$158,466	$156,631	$155,080

Book value per share	$10.00	$9.70	$9.63
Tangible book value per share (non-GAAP)	$8.77	$8.50	$8.41
Return on average equity	6.94%	3.01%	4.17%
Return on average tangible equity (non-GAAP)	7.92%	3.45%	4.79%

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

The net interest margin as a percentage of average earning assets for the second quarter 2012 was 4.31%, down 8 basis points from the net interest margin for the first quarter 2012, and down 27 basis points from the 4.58% margin reported for second quarter 2011. The decline in the linked-quarter net interest margin was primarily due to lower earning asset yields, which was partially offset by a decline in the cost of funds.

The Company’s earning asset yields fell by 15 basis points from 4.96% in first quarter 2012 to 4.81% in second quarter 2012. Both the securities portfolio and the loan portfolio experienced declines in yields. The yield on the loan portfolio for second quarter 2012 was 5.96%, down 6 basis points from the prior quarter, while the weighted-average taxable equivalent yield on the securities portfolio dropped to 2.35%, down 25 basis points from first quarter 2012. The decline in the yield on loans was primarily due to the following factors: 1) payoffs on higher yielding loans that occurred late the current; 2) new loan production during second quarter 2012 booked at yields lower than the average portfolio; and 3) rate reductions on existing loans prior to maturity or repricing due to competitive pressure. The decline in the yield on the securities portfolio was due to: 1) new purchases booked at rates lower than the average portfolio; and 2) accelerated prepayment speeds on agency mortgage-back securities accelerating the amortization of premiums.

The Company continued to lower its cost of funds as the cost of interest-bearing liabilities fell by 8 basis points from first quarter 2012 to second quarter 2012. The cost of both interest-bearing core deposits and wholesale funding declined in second quarter 2012 when compared to the prior quarter by 4 and 27 basis points, respectively. The overall cost of core deposits, including demand deposits fell by 2 basis points from 0.35% in first quarter 2012 to 0.33% in second quarter 2012.

Due to the prolonged historically low interest rate environment, highly competitive pricing on new, existing loans, and declining yields available in the Company’s securities portfolio, and the fact that core deposits are priced at or near virtual floors, suggests further margin compression as the year progresses. Certain factors may create a somewhat stabilizing effect on the margin, such as a possible slowdown in prepayment speeds on mortgage-backed securities that will improve yields, funding higher yielding loans with cash flows from the lower yielding securities portfolio, or refinancing callable brokered time deposits at lower rates, but even given these factors, the Company’s general outlook is for continued margin compression.

The following table presents condensed balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates on interest-bearing liabilities for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011:

Table I

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$121	$1	3.32%	$278	$2	2.89%
Securities available-for-sale:
Taxable	324,090	1,597	1.98%	263,522	2,032	3.09%
Tax-exempt(1)	53,420	611	4.60%	26,756	341	5.12%
Loans held-for-sale	—	—	0.00%	230	3	5.23%
Loans, net of deferred fees and allowance(2)	809,261	11,997	5.96%	818,534	12,561	6.16%

Total interest earning assets(1)	1,186,892	14,206	4.81%	1,109,320	14,939	5.40%
Non earning assets
Cash and due from banks	18,363			19,371
Premises and equipment	19,854			20,684
Goodwill & intangible assets	22,153			22,377
Interest receivable and other assets	50,752			41,428

Total non earning assets	111,122			103,860

Total assets	$1,298,014			$1,213,180

Interest-bearing liabilities
Money market and NOW accounts	473,202	(511)	-0.43%	505,986	(990)	-0.78%
Savings deposits	37,506	(15)	-0.16%	34,774	(42)	-0.48%
Time deposits—core (3)	59,607	(172)	-1.16%	82,643	(467)	-2.27%

Total interest-bearing core deposits	570,315	(698)	-0.49%	623,403	(1,499)	-0.96%
Time deposits—non-core	99,770	(321)	-1.30%	62,687	(272)	-1.74%
Federal funds purchased	6,787	(10)	-0.59%	8,403	(11)	-0.53%
FHLB & FRB borrowings	139,868	(426)	-1.22%	73,819	(462)	-2.51%
Trust preferred	8,248	(38)	-1.85%	8,248	(34)	-1.65%

Total interest-bearing wholesale funding	254,673	(795)	-1.26%	153,157	(779)	-2.04%

Total interest-bearing liabilities	824,988	(1,493)	-0.73%	776,560	(2,278)	-1.18%
Noninterest-bearing liabilities
Demand deposits	288,405			258,326
Interest payable and other	4,107			2,829

Total noninterest liabilities	292,512			261,155

Total liabilities	1,117,500			1,037,715
Shareholders’ equity	180,514			175,465

Total liabilities and shareholders’ equity	$1,298,014			$1,213,180

Net interest income		$12,713			$12,662

Net interest margin(1)		4.31%			4.58%

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $215 and $120 for the three months ended June 30,2012 and June 30, 2011. Net interest margin was positively impacted by 7.0 and negatively impacted by 4.5 basis points, respectively.

(2)	Interest income includes recognized loan origination fees of $56 and $1 for the three months ended June 30, 2012 and June 30, 2011 respectively.
(3)	Defined by the Company as demand, interest checking, money market, savings and local non- public time deposits, including local non-public time deposits in excess of $100.

Table I shows that earning asset yields declined by 59 basis points in second quarter 2012 from second quarter 2011 from 5.40% to 4.81%. This decline in earning asset yields was primarily attributable to: 1) a lower yield on both the loan and securities portfolio; and 2) a continued change in the earning asset mix in second quarter 2012 when compared to the same quarter last year as the lower yielding securities portfolio grew in proportion to total earning assets. For the second quarter 2012, average securities available-for sale with a weighted-average yield of 2.35% totaled $377,510 and represented 32% of total average earnings assets and loans yielding 5.96% represented 68% of total average earning assets. This compares to second quarter 2011, when the average securities portfolio was $290,278 with a weighted average yield of 3.28% and represented 26% of total average earning assets, while loans yielding 6.16% represented 74% of total average earning assets.

The decline in earning asset yields was partially offset by a decrease in the cost of funds. The cost of interest-bearing liabilities declined by 45 basis points from 1.18% in second quarter 2011 to 0.73% in second quarter 2012. The decline in rates is evident in each core deposit category as the cost of interest-bearing core deposits fell by 47 basis points from 0.96% in second quarter 2011 to 0.49% in second quarter 2012. The cost of wholesale funding also moved down from 2.04% in second quarter 2011 to 1.26% in second quarter 2012. All categories of wholesale funding showed a decline in rates with the exception of Trust Preferred.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended June 30, 2012, and June 30, 2011.

Table II

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Three Months Ended June 30, 2012 compared to June 30, 2011 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$(1)	$—	$(1)
Securities available-for-sale:	—
Taxable	460	(895)	(436)
Tax-exempt(1)	338	(69)	269
Loans held-for-sale	(3)	—	(3)
Loans, net of deferred fees and allowance	(176)	(387)	(563)

Total interest earning assets(1)	618	(1,351)	(734)

Interest paid on:
Money market and NOW accounts	(67)	(412)	(479)
Savings deposits	3	(30)	(27)
Time deposits—core (2)	(131)	(164)	(295)

Total interest-bearing core deposits	(195)	(606)	(801)

Time deposits—non-core	160	(110)	49
Federal funds purchased	(2)	1	(1)
FHLB & FRB borrowings	411	(447)	(36)
Trust preferred	—	4	4

Total interest-bearing wholesale funding	569	(552)	16

Total interest-bearing liabilities	374	(1,158)	(785)

Net interest income(1)	$244	$(193)	$51

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $214 and $224 for the three months ended June 30,2012 and June 30, 2011.

(2)	Defined by the Company as demand, interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.

The second quarter 2012 rate/volume analysis shows that net interest income increased by $51 over second quarter 2011. Second quarter 2012 interest income including loan fees declined by $734 from last year with higher volumes of earning assets increasing interest income by $618, which was more than offset by a $1,351 decline in interest income due to lower rates. The decline in interest income due to lower rates was attributable to both the securities portfolio and the loan portfolio as yields on both of these earning assets continued to decline in the historically low interest rate environment. The decline in interest income in second quarter 2012 when compared to the same quarter one year ago was more than offset by a $785 drop in interest expense. Most of the decline in interest expense was related to lower rates and the majority of this decline was related to lower rates on core deposit products. The rate/volume analysis shows interest expense on core deposits fell by $801 from one year ago due to both lower volumes and lower rates.

The following table presents condensed balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates on interest-bearing liabilities for the six months ended June 30, 2012, compared to the six months ended June 30, 2011:

Table III

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$107	$2	3.76%	$284	$4	2.84%
Securities available-for-sale:
Taxable	319,485	3,395	2.14%	250,753	3,880	3.12%
Tax-exempt(1)	49,693	1,142	4.62%	24,959	640	5.17%
Loans held-for-sale	381	7	3.69%	441	13	5.94%
Loans, net of deferred fees and allowance(2)	809,668	24,111	5.99%	825,709	25,549	6.24%

Total interest earning assets(1)	1,179,334	28,657	4.89%	1,102,146	30,086	5.50%
Non earning assets
Cash and due from banks	18,162			19,396
Premises and equipment	19,955			20,685
Goodwill & intangible assets	22,181			22,404
Interest receivable and other assets	51,689			42,620

Total non earning assets	111,987			105,105

Total assets	$1,291,321			$1,207,251

Interest-bearing liabilities
Money market and NOW accounts	$480,624	(1,087)	-0.45%	$509,401	(2,131)	-0.84%
Savings deposits	37,504	(33)	-0.18%	33,816	(92)	-0.55%
Time deposits—core (3)	60,105	(356)	-1.19%	83,629	(960)	-2.31%

Total interest-bearing core deposits	578,233	(1,476)	-0.51%	626,846	(3,183)	-1.02%
Time deposits—non-core	89,275	(681)	-1.53%	57,727	(514)	-1.80%
Federal funds purchased	5,967	(16)	-0.54%	8,050	(22)	-0.55%
FHLB & FRB borrowings	139,151	(895)	-1.29%	76,343	(954)	-2.52%
Trust preferred	8,249	(78)	-1.90%	8,248	(65)	-1.59%

Total interest-bearing wholesale funding	242,642	(1,670)	-1.38%	150,368	(1,555)	-2.09%

Total interest-bearing liabilities	820,875	(3,146)	-0.77%	777,214	(4,738)	-1.23%
Noninterest-bearing liabilities
Demand deposits	286,174			252,636
Interest payable and other	4,073			3,174

Total noninterest liabilities	290,247			255,810

Total liabilities	1,111,122			1,033,024
Shareholders’ equity	180,199			174,227

Total liabilities and shareholders’ equity	$1,291,321			$1,207,251

Net interest income		$25,511			$25,348

Net interest margin(1)		4.35%			4.64%

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $402 and $224 for the six months ended June 30, 2012 and 2011. Net interest margin was positively impacted by 7 and 4 basis points, respectively.

(2)	Interest income includes recognized loan origination fees of $84 and $(34) for the six months ended June 30, 2012 and 2011, respectively.
(3)	Defined by the Company as demand, interest checking, money market, savings and local non- public time deposits, including local non-public time deposits in excess of $100.

Table III shows that year-to-date earning asset yields declined by 61 basis points from the same period last year. This decline in earning asset yields was primarily attributable to: 1) a lower yield on both the loan and securities portfolio; and 2) a continued change in the earning asset mix 2012 when compared to last year as the lower yielding securities portfolio grew in proportion to total earning assets. For the first six months of 2012, average securities available-for sale with a weighted-average tax equivalent yield of 2.47% totaled $369,178 and represented 31% of total average earnings assets and loans yielding 5.99% represented 69% of total average earning assets. This compares to the first six months of 2011, when the average securities portfolio was $275,712 with a weighted average yield of 3.31% and represented 25% of total average earning assets, while loans yielding 6.24% represented 75% of total average earning assets. The decline in the yield on the securities portfolio was due to: 1) new purchases booked at rates lower than the average portfolio; and 2) accelerated prepayment speeds on agency mortgage-back securities accelerating the amortization of premiums. The decline in the yield on loans was primarily due to the following factors: 1) payoffs on higher yielding loans that occurred in the current year; 2) new loan production during the first six month 2012 booked at yields lower than the average portfolio; and 3) a significant increase in rate reductions on existing loans prior to maturity or repricing due to competitive pressure.

The decline in earning asset yields was partially offset by a decrease in the cost of funds. The cost of interest-bearing liabilities declined by 46 basis points from 1.23% through June 30, 2011 to 0.77% through June 30, 2012. The decline in rates is evident in each core deposit category as the cost of interest-bearing core deposits fell by 51 basis points from 1.02% for the first six months of 2011 to 0.51% in 2012. The cost of wholesale funding also moved down from 2.09% through June 30, 2011 to 1.38% in 2012. All categories of wholesale funding showed a decline in rates with the exception of Trust Preferred.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the six months ended June 30, 2012, and June 30, 2011.

Table IV

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Six Months Ended June 30, 2012 Compared to June 30, 2011 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$(2)	$—	$(2)
Securities available-for-sale:
Taxable	1,077	(1,562)	(485)
Tax-exempt(1)	638	(136)	502
Loans held-for-sale	(2)	(4)	(6)
Loans, net of deferred fees and allowance	(427)	(1,011)	(1,438)

Total interest earning assets(1)	1,284	(2,713)	(1,429)

Interest paid on:
Money market and NOW accounts	(115)	(929)	(1,044)
Savings deposits	10	(69)	(59)
Time deposits—core (2)	(268)	(336)	(604)

Total interest-bearing core deposits	(373)	(1,334)	(1,707)

Time deposits—non-core	283	(116)	167
Federal funds purchased	(6)	—	(6)
FHLB & FRB borrowings	790	(849)	(59)
Trust preferred	—	13	13

Total interest-bearing wholesale funding	1,067	(952)	115

Total interest-bearing liabilities	694	(2,286)	(1,592)

Net interest income(1)	$590	$(427)	$163

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $400 and $224 for the six months ended June 30, 2012, and 2011.

(2)	Defined by the Company as demand, interest checking, money market, savings, and local non-public time deposits, including local non-public time deposits in excess of $100.

The year-to-date June 30, 2012, rate/volume analysis shows that net interest income increased by $163 from the same period last year. Interest income including loan fees through June 30, 2012, declined by $1,429 from last year as higher volumes of earning assets increased interest income by $1,284, which was more than offset by a $2,713 decline in interest income due to lower rates. Interest expense through June 30, 2012, was down $1,592 when compared to the same period last year. The rate/volume analysis shows interest expense on core deposits fell by $1,707 due to both lower volumes and lower rates. Interest expense on wholesale funding increased by $115 as higher volumes increased interest expense by $1,067, which was partially offset by a $952 reduction in interest expense due to lower rates.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the periods ended June 30, 2012, and June 30, 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Balance, beginning of period	$15,829	$15,227	$14,941	$16,570
Provision charged to income	600	2,000	1,900	4,150
Loans charged against allowance	(1,147)	(2,263)	(1,669)	(5,877)
Recoveries credited to allowance	893	362	1,003	483

Balance, end of period	$16,175	$15,326	$16,175	$15,326

The provision for loan losses through June 30, 2012 was $1,900, compared to $4,150 for the same period last year. The decrease in the provision was primarily the result of a reduction in the level of classified loans and nonperforming assets. The Company’s classified assets at June 30, 2012 were 33.98% of regulatory capital compared to 38.91% and 52.63% at December 31, 2011, and June 30, 2011, respectively. Net charge offs through June 30, 2012 were $666 or annualized 0.12% of average loans compared to net charge offs of $5,394 or 1.29% of average loans recorded the same period in 2011. The allowance for loan losses for outstanding loans at June 30, 2012 was $16,175 or 1.96% of outstanding loans compared to 1.82% and 1.85% at December 31, 2011, and June 30, 2011, respectively.

At June 30, 2012, $24,060 of loans (net of government guarantees) were classified as impaired. A specific allowance of approximately $74 (included in the ending allowance at June 30, 2012) was assigned to these loans. That compares to impaired loans of $30,093 at December 31, 2011 and a specific allowance assigned of $455.

Total nonperforming assets, net of government guarantees, were $30,174 at June 30, 2012 or 2.30% of total assets. That compares to nonperforming assets of $37,099 or 2.92% of total assets at December 31, 2011 and $56,485 or 4.60% of total assets at June 30, 2011. Nonperforming assets at June 30, 2012 consist of $23,208 in nonaccrual loans (net of government guarantees), $0 in loans 90 days past due and still accruing interest, and $6,966 in other real estate owned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more, and other real estate owned for the periods covered in this report:

Nonperforming Assets and Asset Quality Ratios

(In thousands)

(Unaudited)

	June 30, 2012	December 31, 2011	June 30, 2011
NONPERFORMING ASSETS
Non-accrual loans
Real estate secured loans:
Permanent loans:
Multifamily residential	$—	$—	$—
Residential 1-4 family	3,435	3,426	8,177
Owner-occupied commercial	3,952	5,138	3,575
Non-owner-occupied commercial	—	575	8,749

Total permanent real estate loans	7,387	9,139	20,501
Construction loans:
Multifamily residential	—	—	—
Residential 1-4 family	2,637	757	1,699
Commercial real estate	933	933	1,500
Commercial bare land and acquisition & development	8,491	7,837	13,027
Residential bare land and acquisition & development	1,157	1,929	1,597

Total construction real estate loans	13,218	11,456	17,823

Total real estate loans	20,605	20,595	38,324
Commercial loans	3,089	5,999	6,515

Total nonaccrual loans	23,694	26,594	44,839
90 days past due and accruing interest	—	—	—
Total nonperforming loans	23,694	26,594	44,839
Nonperforming loans guaranteed by government	(486)	(495)	(666)

Net nonperforming loans	23,208	26,099	44,173
Other real estate owned	6,966	11,000	12,312

Total nonperforming assets, net of guaranteed loans	$30,174	$37,099	$56,485

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of total loans outstanding, net of loans held for sale	1.96%	1.82%	1.85%
Allowance for loan losses as a percentage of total nonperforming loans, net of government guarantees	69.70%	57.25%	34.70%
Net loan charge offs as a percentage of average loans, annualized	0.12%	3.53%	1.29%
Net nonperforming loans as a percentage of total loans	2.81%	3.18%	5.32%
Nonperforming assets as a percentage of total assets	2.30%	2.92%	4.60%
Consolidated classified asset ratio(1)	33.98%	38.91%	52.63%

(1)

Classified asset ratio is defined as the sum of all loan-related contingent liabilities and loans internally graded substandard or worse (net of government guarantees), adversely classified securities, and other real estate owned, divided by total consolidated Tier 1 capital plus the allowance for loan losses.

Nonperforming assets at June 30, 2012, declined $26,311 from the same period last year, and $6,925 from December 31, 2011. Nonperforming loans at June 30, 2012, decreased $21,145 from the same period last year, and declined $2,900 since the December 31, 2011. Other real estate owned was $6,966 at June 30, 2012, down $5,346 from the same period last year and down $4,034 during the first six months of 2012. During the third quarter 2012, the Company expects the potential migration of a $7,800 commercial property assemblage from nonaccrual loans to other real estate owned when the title is obtained. Based on preliminary appraisal indications, this transfer is not expected to impact third quarter 2012 earnings. Going forward, the timing of individual resolutions of problem assets is difficult to predict, however the Company believes effective plans and strategies are in place that suggest a continuing decline in problem assets during the remainder of 2012.

Noninterest Income

Year-to-date June 30, 2012 noninterest income was $2,945, up $131 or 5% from the same period in 2011. The prior year’s noninterest income included $465 of revenue from the gain on the sale of securities. Excluding this gain on sale of securities, year-to-date June 30, 2012 noninterest income was up $596 or 25% over the same period last year. The increase in 2012 noninterest income when compared to last year was primarily attributable to the $275 in revenue from the BOLI investment and a $316 increase in the other income category, which was primarily generated from rental income on other real estate owned properties. In addition, account service charge revenues increased $31 or 4% over the same period last year.

On a linked-quarter basis, second quarter 2012 noninterest income was up $41 over first quarter 2012 noninterest income. The linked-quarter increase was mainly due to the increase in account service charges and merchant bankcard fees. Looking forward to the third quarter 2012, noninterest income is expected to be down slightly from second quarter 2012 due to an anticipated seasonal decline in merchant bankcard income.

Noninterest Expense

Year-to-date June 30, 2012 noninterest expense was $17,484, down $878 or 5% from the same period in 2011. The decline in noninterest expense was primarily due to a decrease in FDIC assessments, other real estate expense, and the other expense category that was partially offset by an increase in salaries and benefits. FDIC assessments through June 30, 2012 were $529, down $358 or 40% from the same period last year. The decline in FDIC assessments was primarily due to a change in assessment methodology based on net tangible assets versus deposits that became effective in second quarter 2011. Other real estate expense was $616 through June 30, 2012, down $795 or 56% from last year reflecting a lower level of valuation write downs in the current year when compared to last year. The other expense category through June 30, 2012 was $3,559, down $215 or 6% from the same period last year. The drop in the other expense category was primarily due to a $183 decrease in legal fees related to problem assets. Offsetting a portion of these declines in noninterest expense was a $556 or 6% increase in personnel expense. Within the personnel expense category, base salaries, equity-based compensation, bonus expense and group insurance increased $333, $96, $127, and $197, respectively. The increase in these areas was partially offset by increased loan origination costs of $277, which are booked as a reduction of salary expense.

On a linked-quarter basis, second quarter 2012 noninterest expense was up only $46 over first quarter 2012. Increases in personnel expense related to officer salary increases and group insurance, combined with an increase in the other expense category related to additional accrual for the unfunded loan commitments, was nearly offset by a decline in legal fees and business development expenses. Looking forward to the third quarter 2012, noninterest expense is expected to remain relatively flat with second quarter 2012 levels.

BALANCE SHEET

Loans

At June 30, 2012, outstanding loans were $826,788, up $5,959 from December 31, 2011, and down $3,567 from June 30, 2011. A summary of outstanding loans by market at June 30, 2012, December 31, 2011, and June 30, 2011, follows:

Summary of Outstanding Loans

(dollars in thousands)

	June 30, 2012	December 31, 2011	June 30, 2011
Eugene market gross loans, period end	$253,980	$250,345	$252,903
Portland market gross loans, period end	409,876	406,316	399,682
Seattle market gross loans, period end	162,932	164,168	177,770

Total gross loans, period end	$826,788	$820,829	$830,355

The Portland and Eugene markets both showed an increase in outstanding loans during the first six month of 2012 and over the same period last year. The Seattle market continued to show a slight decline in outstanding loans when compared to December 31, 2011 and a more pronounced decline from the same period last year. The growth in the Portland and Eugene markets was the result of an increase in commercial and industrial and owner-occupied commercial real estate loans. The increase in these categories was primarily the result of new loans made to professional service providers, specifically loans to dental practitioners, and also an increase in owner-occupied commercial real estate loans. The decline in loans in the Seattle market reflects continued planned contraction in construction loans and non-owner occupied loans. Outstanding commercial and industrial loans and owner-occupied commercial real estate loans at June 30, 2012, were up $20,682 and $13,806, respectively over December 31, 2011. The annualized growth rate for the first six months of 2012 for each of these categories was 15% and 13%, respectively. All three markets continued to increased loan activity and loan production pipelines are improving. The Company believes expansion of its commercial and industrial loan and owner-occupied lending will continue to accelerate during 2012 and that contraction in loans secured by real estate will abate resulting in growth in net outstanding loans throughout the remainder of the year.

The Company continued to expand outstanding loans to dental professionals during second quarter 2012. Outstanding loans to dental professionals at June 30, 2012, totaled $233,017 and represented 28.2% of total outstanding loans compared to dental professional loans of $208,489 or 25.4% at December 31, 2011, and $185,321 or 22.3% at June 30, 2011.

Securities

At June 30, 2012, the securities available-for-sale totaled $387,378, up $20,462 over the prior quarter end, and up $40,836 over December 31, 2011. The securities portfolio represented 29.6% of our total assets at June 30, 2012, up from 25.0% at June 30, 2011. At June 30, 2012, the portfolio had an unrealized taxable gain of $7,501 compared to an unrealized taxable gain of $5,760 at December 31, 2011. During the first six months of 2012, the Company purchased $87,100 in new securities, while receiving $44,338 in cash flow from the portfolio. There were no securities sales during the first six months of 2012. Purchases through June 30, 2012 were high-quality U.S. government agencies, agency mortgage-backed securities and longer-term tax-exempt municipals. At June 30, 2012, taxable and tax-exempt municipal securities were $70,771 and comprised 18.3% of the total portfolio. Management has exercised caution in its purchases of municipals, relying on credit reports, demographic information, population growth, unemployment levels, changes in housing prices, and general fund and reserve balances. The Company does not have significant exposure to any single municipality. The 2012 purchases supported the Company’s strategy of positioning the securities portfolio to provide earnings and hedge the balance sheet against a rates-up scenario due to the Company’s liability sensitive position. In an unchanged rate environment, the portfolio is expected to produce annual cash flow of approximately $89,400, primarily from the mortgage-backed portion of the portfolio. At June 30, 2012, the portfolio had an average life of 4.0 years and duration of 3.5 years, relatively unchanged from the average life and duration at December 31, 2011. Going forward, the portfolio is expected to increase moderately and purchases will be dependent upon core deposit growth, loan growth, and the Company’s interest rate risk position.

At June 30, 2012, $9,694 or 2.5% of the total securities portfolio was composed of private-label mortgage-backed securities. Management reviews monthly all available information, including current and projected default rates and current and projected loss severities, related to the collectability of its potentially impaired investment securities and determined no OTTI was required during first quarter 2012. However, recognition of OTTI on the private-label mortgage-backed portion of the portfolio is possible in future quarters depending upon economic conditions, default rates on home mortgages, loss severities on foreclosed homes, unemployment levels, and home values.

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

Goodwill and Intangible Assets

At June 30, 2012, the Company had a recorded balance of $22,031 in goodwill from the November 30, 2005 acquisition of Northwest Business Financial Corporation (“NWBF”). In addition, at June 30, 2012, the Company had $92 of core deposit intangible assets resulting from the acquisition of NWBF. The core deposit intangible was determined to have an expected life of approximately seven years and is being amortized over that period using the straight-line method and will be fully amortized in November 2012. In accordance with generally accepted accounting principles, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment. Management performs an impairment analysis of the intangible assets with indefinite lives at least annually. The last impairment test was performed at December 31, 2011, at which time no impairment was determined to exist.

Deposits

Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and nonpublic local time deposits, including non-public local time deposits in excess of $100, were $851,781 and represented 90% of total deposits at June 30, 2012. Outstanding core deposits at June 30, 2012, were down $34,062 and $40,207 from December 31, 2011 and June 30, 2011, respectively. The decline in core deposits during the first six months of 2012 was primarily related to volatility in large depositor balances, including approximately $20,000 in temporary funds in a single large depositor at December 31, 2011 that was wired out of the bank shortly after year end. The large depositors are primarily in the Eugene and Portland markets, both of which show a decline in core deposits during the first half of 2012. The Seattle market is showing an increase of $6,523 and $1,381 over December 31, 2011 and June 30, 2011, respectively. Growth of Seattle market core deposits has been primarily centered in the nonprofit segment.

A summary of outstanding core deposits and average core deposits by market and other deposits classified as wholesale funding at June 30, 2012, December 31, 2011, and June 30, 2011 follows:

Summary of Outstanding Core Deposits

(dollars in thousands)

	June 30, 2012	December 31, 2011	June 30, 2011
Eugene market core deposits, period end(1)	$498,987	$526,928	$530,662
Portland market core deposits, period end(1)	224,586	237,230	234,499
Seattle market core deposits, period end(1)	128,208	121,685	126,827

Total core deposits, period end(1)	851,781	885,843	891,988
Other deposits, period end	98,169	79,411	70,380

Total deposits, period end	$949,950	$965,254	$962,368

	Three months ended
	June 30, 2012	December 31, 2011	June 30, 2011
Eugene market core deposits, average(1)	$505,175	$509,882	$508,571
Portland market core deposits, average(1)	228,058	239,459	250,985
Seattle market core deposits, average(1)	125,486	123,421	122,173

Total core deposits, average(1)	858,719	872,762	881,729
Other deposits, average	99,770	73,988	62,687

Total deposits, average	$958,489	$946,750	$944,416

(1)	Core deposits include all demand, savings, & interest checking accounts, plus all local time deposits including local time deposits in excess of $100,000. time deposits in excess of $100.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures at June 30, 2012, which were issued in conjunction with the acquisition of NWBF and had an interest rate of 6.265% that was fixed through January 2011. In January 2011, the rate on the junior subordinated debentures changed to three-month LIBOR plus 135 basis points. At June 30, 2012, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines.

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

Shareholders’ equity at June 30, 2012, was $180,589, up $1,723 from December 31, 2011, and up $3,163 from June 30, 2011. In February 2012, the Company’s Board of Directors authorized the repurchase of up to five percent of the Company’s shares, or approximately 922,000 shares with the purchases to take place over a 12 month period. During the second quarter 2012, the Company repurchased 167,756 shares at a weighted average price of $8.94 per share. Since the inception of the plan, the Company has repurchased 409,925 shares at a weighted average price of $8.75. Total share repurchased to date amount to 2.2% of the total outstanding shares at the commencement of the repurchase plan. During the remainder of 2012, the Company plans to use the repurchase plan, regular dividends, and special dividends if necessary in order to maintain capital at levels similar to December 31, 2011. For additional details regarding the changes in equity, review the Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income on page 6 of this report.

The Federal Reserve Board and the FDIC have in place guidelines for risk-based capital requirements applicable to U.S. bank holding companies and banks. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in three ways, first by measuring Tier 1 capital to leverage assets, followed by capital measurement in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. These guidelines require a minimum of 4% Tier 1 capital to leverage assets, 4% Tier 1 capital to risk-weighted assets, and 8% total capital to risk-weighted assets. In order to be classified as well-capitalized, the highest capital rating, by the Federal Reserve and FDIC, these three ratios must be in excess of 5.00%, 6.00%, and 10.00%, respectively. The Company’s leverage capital ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio were 12.70%, 17.73%, and 18.99%, respectively at June 30, 2012, all ratios being well above the minimum well-capitalized designation.

The Company pays cash dividends on a quarterly basis. During the second quarter 2012, the Company announced a change in its dividend schedule through a press release dated May 16, 2012. Going forward, cash dividends when and if declared will be declared and announced simultaneously with the Company’s quarterly earnings releases in January, April, July, and October each year with dividends to be paid in February, May, August, and November. The Board of Directors considers the dividend amount quarterly and takes a broad perspective in its dividend deliberations including a review of recent operating performance, capital levels, and concentrations of loans as a percentage of capital, and growth projections. The Board also considers dividend payout ratios, dividend yield, and other financial metrics in setting the quarterly dividend.

The Board of Directors, at its May 16, 2012 meeting, approved a regular cash dividend of $0.06 per share that was paid on June 15, 2012. Subsequent to the end of the quarter, on July 17, 2012, the Company declared a regular cash dividend of $0.06 per share and a special cash dividend of $0.03 per share both to be paid on August 13, 2012. The Company projects that existing capital will be sufficient to fund anticipated organic asset growth, while maintaining a well-capitalized designation from all regulatory agencies.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Company commits to extensions of credit and issues letters of credit. The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2012, the Company had $131,035 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Company to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At June 30, 2012, the Company had $1,835 in letters of credit and financial guarantees written.

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

Core deposits at June 30, 2012, were $851,781 and represented 90% of total deposits. During first half of 2012, the Company experienced a decline in its core deposit base, which was primarily the result of temporary balances held by a single large depositor at the Company on December 31, 2011. These temporary funds were withdrawn during January 2012. The Company experienced an increase in outstanding loans and the securities portfolio during the current quarter, which was funded through the use of wholesale funds. Over the last year, the Company has built up significant liquidity on the asset side of the balance sheet through growth in the securities portfolio. The securities portfolio represents 30% of total assets at June 30, 2012, compared to 25% at June 30, 2011. At June 30, 2012, $19,131 of the securities portfolio was pledged to support public deposits, leaving $368,247 of the securities portfolio unencumbered and available-for-sale. The securities portfolio is also available to fund loan growth as $90,400 in cash flows are projected from the portfolio over the next 12 months. In addition, at June 30, 2012, the Company had $42,205 of government guaranteed loans that could be sold within 30 days in the secondary market to support the Company’s liquidity position.

Due to its strategic focus to market to specific segments, the Company has been successful in developing deposit relationships with several large clients, which are generally defined as deposit relationships of $1,000 or more, which are closely monitored by management and Company officers. At June 30, 2012, 35 large deposit relationships with the Company account for $290,166 or 34% of total outstanding core deposits. The single largest client represented 5% of outstanding core deposits at June 30, 2012. The loss of this deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity. The Company uses a 10-point risk-rating system to evaluate each of its large depositors in order to assist management in its daily monitoring of the volatility of this portion of its core deposit base. The risk-rating system attempts to determine the stability of the deposits of each large depositor, evaluating among other things the length of time the depositor has been with the Company and the likelihood of loss of individual large depositor relationships. Risk ratings on large depositors are reviewed at least quarterly and adjusted if necessary. Company management and officers maintain close relationships and hold regular meetings with its large depositors to assist in management of these relationships. The Company expects to maintain these relationships and believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients and regularly tests its ability to mitigate the loss of multiple large depositor relationships in its Liquidity Contingency Plan.

At June 30, 2012, the Company had secured borrowing lines with the Federal Home Loan Bank of Seattle (“FHLB”) and the Federal Reserve Bank of San Francisco (“FRB”), along with unsecured borrowing lines with various correspondent banks totaling $589,538. The Company’s secured lines with the FHLB and FRB were limited by the amount of collateral pledged. At June 30, 2012, the Company had pledged $222,197 in discounted collateral value in commercial real estate loans, first and second lien single-family residential loans, multi-family loans, to the FHLB. Additionally, certain commercial and commercial real estate loans with a discounted value of $84,430 were pledged to the FRB under the Company’s Borrower-In-Custody program. The Company’s unsecured correspondent bank lines were $108,000. At June 30, 2012, the Company had $158,000 in borrowings outstanding from the FHLB, $0 outstanding with the Federal Reserve Bank of San Francisco, and $8,580 outstanding on its overnight correspondent bank lines, leaving a total of $248,047 available on it secured and unsecured borrowing lines.

As disclosed in the Consolidated Statements of Cash Flows in Item 1 of this report, net cash provided by operating activities was $14,363 during the six months ended June 30, 2012. The difference between cash provided by operating activities and net income largely consisted of non-cash items including a $1,900 provision for loan losses. Net cash of $46,251 was used in investing activities, consisting principally of $87,100 in purchases of investment securities and a net loan principal increase of $6,815, which was partially offset by proceeds from maturities of investment securities of $44,338. Cash provided by financing activities was $31,857 and primarily consisted of an increase in FHLB borrowings.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s exposure to market risk. Readers are referred to the Company’s Form 10-K and the Annual Report to Shareholders for the year ended December 31, 2011, for specific discussion.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of June 30, 2012, the measurement date for purposes of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective, timely providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

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

During the second quarter 2012, a total of $2,758 in funds disbursed to Pacific Continental Bank by Order of the United States Bankruptcy Court for the District of Arizona in the case In re Washington Coast I, L.L.C., Structural Investments & Planning IV, L.L.C., pending appeal to the 9th Circuit Bankruptcy Appellate Panel of the Final Judgment in adversary matter Pacific Continental Bank v. Resource Funding, Inc. These funds were applied as a reduction to nonperforming loans during the quarter. Outcome of the appeal is expected in favor of Pacific Continental Bank; however, if the Final Judgment is overturned, reversed or vacated, Pacific Continental Bank will be required to return the disbursed funds to the Court Clerk.

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

Bank regulatory authorities and investors generally view significant loan concentrations within any particular industry as carrying higher inherent risk than a loan portfolio without any significant concentration in one industry. We have a significant concentration of loans to dental professionals which represented 28.2% of our total loan portfolio at June 30, 2012. While we apply prudent credit practices to these loans as well as all the other loans in our portfolio, and we believe that the expertise we have developed as a result of focusing on dental lending somewhat mitigates risk, due to our concentration in dental lending we are exposed to the general risks of industry concentration, which include adverse market factors impacting that industry alone or disproportionately to other industries. In addition, bank regulatory authorities may in the future require us to limit additional lending in the dental industry if they have concerns that our concentration in that industry creates significant risks, which in turn could limit our ability to pursue new loans in an area where we believe we currently have a competitive advantage.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At June 30, 2012, our nonperforming loans (which include all nonaccrual loans, net of government guarantees) were 2.8% percent of the loan portfolio. At June 30, 2012, our nonperforming assets (which include foreclosed real estate) were 2.3% percent of total assets. These levels of nonperforming loans and assets are at elevated levels compared to historical norms. Nonperforming loans and assets adversely affect our net income in various ways. Until economic and market conditions improve, we may expect to continue to incur losses relating to nonperforming assets. We generally do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors which can be detrimental to the performance of their other responsibilities. Any significant future increase in nonperforming assets could have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to pay dividends on our common stock depends on a variety of factors. On May 15, 2012 we announced a quarterly dividend of $0.06 per share, payable June 15, 2012, an increase of $0.01 per share over the prior quarter’s dividend. Through June 30, 2012, the Company has paid total cash dividend of $0.12 per share. For the year ended December 31, 2011, the Company paid $0.10 per share in dividends. It is possible in the future that we may not be able to continue paying quarterly dividends commensurate with historic levels, if at all. Cash dividends will depend on sufficient earnings to support them and adherence to bank regulatory requirements.

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

In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At June 30, 2012, we had stock in the FHLB of Seattle totaling $10,652. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. The FHLB has discontinued the repurchase of their stock and discontinued the distribution of dividends. As of June 30, 2012, we did not recognize an impairment charge related to our FHLB stock holdings. Future negative changes to the financial condition of the FHLB could require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our reported earnings.

At June 30, 2012, we had $22,031 of goodwill on our balance sheet. In accordance with generally accepted accounting principles, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of qualitative and quantitative factors, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant entity-specific events. Future evaluations of goodwill may result in findings of impairment and write downs, which could be material. At June 30, 2012, we did not recognize an impairment charge related to our goodwill.

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

Federal and banking regulators will soon announce draft guidelines for implementing the third installment of the Basel Accords (the “Basel III”) for U.S. financial institutions, which are expected to be phased in between 2013 and 2018. Basel III sets forth more robust global regulatory standards on capital adequacy, leverage ratios, market liquidity risk, and stress testing, which may pose to be stricter than standards currently in place. Further, in connection with the potential phase out of our trust preferred securities as part of qualifying as Tier 1 capital, the implementation of these new standards could have an adverse impact on our financial position and future earnings due to the inclusion of Tier 1 capital as a core capital component of Basel III and because of the heightened minimum capital requirements that will be implemented.

We are also part of the FDIC’s Transaction Account Guarantee (TAG) program, which began in December 2008, and allows banks to offer unlimited account guarantees for certain kinds of non-interest-bearing accounts for both consumers and businesses. The program, which has been extended several times over the last several years, is currently scheduled to terminate on December 31, 2012. Once terminated, such accounts will return to being covered under the standard FDIC general deposit insurance rules.

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

The Company has adopted a repurchase plan to purchase up to five percent of the Company’s outstanding shares. For the six months ended June 30, 2012, the Company purchased 409,925 shares of stock at a weighted average price of $8.75 per share.

Period	Average Price Paid Per Share	Total Number of Shares Purchase as part of Publicly Announced Plan[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 – 31, 2012
February 1 – 29, 2012	$8.48	128,045	793,955
March 1 – 31, 2012	$8.78	114,124	679,831
April 1 – 30, 2012	$9.01	26,094	653,737
May 1- 31, 2012	$8.94	64,673	589,064
June 1 – 30, 2012	$8.92	76,989	512,075

(1)	On February 23, 2012 the Company announced in a press release the adoption of a plan to repurchase approximately 922,000 shares of its common stock over a twelve month period.

Item 3	Defaults Upon Senior Securities

None

Item 4	Mine Safety Disclosures

None

Item 5	Other Information

None

Item 6	Exhibits

31.1	302 Certification, Hal Brown, Chief Executive Officer

31.2	302 Certification, Michael A. Reynolds, Executive Vice President and Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350

101*	The following financial information from Pacific Continental Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Changes in Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION
(Registrant)

Dated August 3, 2012	/s/ Hal Brown
Hal Brown
Chief Executive Officer

Dated August 3, 2012	/s/ Michael A. Reynolds
Michael A. Reynolds
Executive Vice President and Chief Financial Officer