Form 10-Q
period 2012-09-30
PACIFIC CONTINENTAL CORP
filed 2012-11-07
CIK 1084717

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number: 0-30106

PACIFIC CONTINENTAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

OREGON	93-1269184
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Common Stock outstanding as of October 31, 2012: 17,843,588

PACIFIC CONTINENTAL CORPORATION

FORM 10-Q

QUARTERLY REPORT

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements

Pacific Continental Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2012	December 31, 2011	September 30, 2011
ASSETS
Cash and due from banks	$20,840	$19,807	$16,896
Interest-bearing deposits with banks	53	52	69

Total cash and cash equivalents	20,893	19,859	16,965
Securities available-for-sale	406,175	346,542	340,118
Loans held-for-sale	—	1,058	400
Loans, less allowance for loan losses and net deferred fees	819,922	805,211	812,525
Interest receivable	4,861	4,725	4,243
Federal Home Loan Bank stock	10,557	10,652	10,652
Property and equipment, net of accumulated depreciation	19,478	20,177	20,379
Goodwill and intangible assets	22,068	22,235	22,291
Deferred tax asset	6,803	7,308	7,428
Taxes receivable	—	1,671	—
Other real estate owned	19,235	11,000	11,663
Prepaid FDIC assessment	1,998	2,782	3,164
Bank-owned life insurance	15,469	15,038	—
Other assets	2,963	1,974	1,743

Total assets	$1,350,422	$1,270,232	$1,251,571

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing demand	$304,016	$278,576	$279,733
Savings and interest-bearing checking	520,218	545,856	537,009
Time $100,000 and over	77,790	72,436	68,330
Other time	78,138	68,386	66,545

Total deposits	980,162	965,254	951,617
Federal funds and overnight funds purchased	9,385	12,300	8,185
Federal Home Loan Bank borrowings	165,000	101,500	98,500
Junior subordinated debentures	8,248	8,248	8,248
Accrued interest and other payables	4,848	4,064	3,951

Total liabilities	1,167,643	1,091,366	1,070,501

Shareholders’ equity
Common stock, shares authorized: 50,000,000; shares issued and outstanding: 17,900,188 at September 30, 2012, 18,435,084 at December 31, 2011 and 18,433,084 at September 30, 2011	133,385	137,844	137,660
Retained earnings	43,113	37,468	39,242
Accumulated other comprehensive income	6,281	3,554	4,168

	182,779	178,866	181,070

Total liabilities and shareholders’ equity	$1,350,422	$1,270,232	$1,251,571

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest and dividend income
Loans	$11,971	$12,583	$36,089	$38,146
Securities	1,910	2,415	6,048	6,710
Federal funds sold & interest-bearing deposits with banks	2	1	4	5

	13,883	14,999	42,141	44,861

Interest expense
Deposits	992	1,628	3,149	5,325
Federal Home Loan Bank & Federal Reserve borrowings	364	459	1,259	1,412
Junior subordinated debentures	38	34	116	99
Federal funds purchased	4	11	20	32

	1,398	2,132	4,544	6,868

Net interest income	12,485	12,867	37,597	37,993
Provision for loan losses	—	1,750	1,900	5,900

Net interest income after provision for loan losses	12,485	11,117	35,697	32,093

Noninterest income
Service charges on deposit accounts	463	462	1,359	1,328
Other fee income, principally bankcard	408	402	1,205	1,207
Net gain on sale of investment securities	—	359	—	825
Mortgage banking income	—	50	72	124
Loan servicing fees	20	27	59	82
Bank-owned life insurance (BOLI) income	157	—	432	—
Other noninterest income	367	431	1,231	981

	1,415	1,731	4,358	4,547

Noninterest expense
Salaries and employee benefits	4,720	4,691	14,721	14,136
Premises and equipment	838	861	2,553	2,605
Bankcard processing	147	155	440	472
Business development	411	350	1,181	1,132
FDIC insurance assessment	285	381	814	1,268
Other real estate expense	466	734	1,082	2,146
Other noninterest expense	1,848	1,752	5,407	5,531

	8,715	8,924	26,198	27,290

Income before provision for income taxes	5,185	3,924	13,857	9,350
Provision for income taxes	1,747	1,336	4,587	3,156

Net income	$3,438	$2,588	$9,270	$6,194

Earnings per share
Basic	$0.19	$0.14	$0.51	$0.34

Diluted	$0.19	$0.14	$0.51	$0.34

Weighted average shares outstanding
Basic	17,978,081	18,433,084	18,166,377	18,425,344
Common stock equivalents attributable to stock-based awards	152,964	15,871	152,957	18,637

Diluted	18,131,045	18,448,955	18,319,334	18,443,981

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$3,438	$2,588	$9,270	$6,194
Other comprehensive income:
Available-for-sale securities:
Unrealized gains arising during the period	2,679	2,692	4,420	5,624
Reclassification adjustment for gains realized in net income	—	(359)	—	(825)
Income tax expense	(1,026)	(894)	(1,693)	(1,838)

Total other comprehensive income, net of tax	1,653	1,439	2,727	2,961

Total comprehensive income	$5,091	$4,027	$11,997	$9,155

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2010	18,415,132	$137,062	$33,969	$1,207	$172,238
Net income	—	—	5,341	—	5,341
Other comprehensive income, net of tax	—	—	—	2,347	2,347
Stock issuance	5,952	56	—	—	56
Stock options exercised and related tax benefit	14,000	103	—	—	103
Net share-based compensation	—	623	—	—	623
Cash dividends	—	—	(1,842)	—	(1,842)

Balance, December 31, 2011	18,435,084	$137,844	$37,468	$3,554	$178,866

Net income	—	—	9,270	—	9,270
Other comprehensive income, net of tax	—	—	—	2,727	2,727
Stock options exercised and related tax benefit	10,666	78	—	—	78
Stock options exercised (Note 7)	18,333	130	—	—	130
Shares exchanged in payment of option exercise consideration (Note 7)	(14,166)	(129)	—	—	(129)
Stock repurchased	(576,537)	(5,088)	—	—	(5,088)
Net share-based compensation	26,808	550	—	—	550
Cash dividends	—	—	(3,625)	—	(3,625)

Balance, September 30, 2012	17,900,188	$133,385	$43,113	$6,281	$182,779

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$9,270	$6,194
Adjustments to reconcile net income to net cash from operating activities: Depreciation and amortization, net of accretion	7,145	4,143
Valuation adjustment on foreclosed assets	1,093	1,782
Loss (gain) on sale of foreclosed assets	(100)	100
Provision for loan losses	1,900	5,900
Deferred income taxes	2,190	2,760
BOLI Income	(431)	—
Share-based compensation	654	439
Excess tax benefit of stock options exercised	(11)	(12)
Production of mortgage loans held-for-sale	(2,259)	(4,805)
Proceeds from the sale of mortgage loans held-for-sale	3,317	6,521
Change in:
Interest receivable	(136)	128
Deferred loan fees	90	115
Accrued interest payable and other liabilities	(899)	(1,537)
Other assets	(205)	895

Net cash provided by operating activities	21,618	22,623

Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale investment securities	72,703	73,380
Purchase of available-for-sale investment securities	(133,800)	(157,914)
Net loan principal (originations) collections	(30,135)	12,840
Net purchase of property and equipment	(394)	(349)
Proceeds from sale of foreclosed assets	4,206	9,183
Purchase of energy tax credits	(14)	—
Redemption of FHLB stock	95	—

Net cash used by investing activities	(87,339)	(62,860)

Cash flows from financing activities:
Change in deposits	14,908	(7,342)
Change in federal funds purchased and FHLB short-term borrowings	72,585	47,185
FHLB advances repayment	(53,000)	(7,500)
Proceeds from FHLB term advances originated	41,000	—
Proceeds from stock options exercised	198	77
Shares surrendered in exchange for option exercise consideration	(129)	—
Income tax benefit from stock options exercised	11	12
Dividends paid	(3,625)	(921)
Repurchase of common ctock	(5,088)	—
Vested RSUs surrendered by employees to cover tax consequence	(105)	—

Net cash provided by financing activities	66,755	31,511

Net increase (decrease) in cash and cash equivalents	1,034	(8,726)
Cash and cash equivalents, beginning of period	19,859	25,691

Cash and cash equivalents, end of period	$20,893	$16,965

Supplemental information:
Noncash investing and financing activities:
Transfers of loans to foreclosed assets	$13,434	$8,435
Change in fair value of securities, net of deferred income taxes	$2,727	$2,961
Cash paid during the period for:
Income taxes	$3,159	$1,682
Interest	$4,457	$6,579

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

The accompanying consolidated financial statements have been prepared by the Company without audit and in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. All dollar amounts, except share and per share data, are expressed in thousands of dollars. The financial statements include all adjustments and normal accruals, which the Company considers necessary for a fair presentation of the results of operations for such interim periods. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, as of the date of the balance sheets and income and expenses for the periods. Actual results could differ from those estimates.

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

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of securities available-for-sale at September 30, 2012, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Securities in Continuous Unrealized Loss Position For Less Than 12 Months	Securities in Continuous Unrealized Loss Position For 12 Months or Longer
Unrealized Loss Positions
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	8,403	—	(80)	8,323	8,323	—
Private-label mortgage-backed securities	3,261	—	(510)	2,751	—	2,751
Mortgage-backed securities	75,702	—	(581)	75,121	57,743	17,378

	$87,366	$—	$(1,171)	$86,195	$66,066	$20,129

Unrealized Gain Positions
Obligations of U.S. government agencies	$17,185	$681	$—	$17,866
Obligations of states and political subdivisions	67,019	4,454	—	71,473
Private-label mortgage-backed securities	6,064	207	—	6,271
Mortgage-backed securities	218,360	6,010	—	224,370

	308,628	11,352	—	319,980

	$395,994	$11,352	$(1,171)	$406,175

At September 30, 2012, unrealized losses existed on certain securities classified as obligations of state and political subdivisions, mortgage-backed securities and private-label mortgage-backed securities. The unrealized losses on agency mortgage-backed securities and securities that are obligations of states and political subdivisions were deemed to be temporary, as these securities retain strong credit ratings, continue to perform adequately, and are backed by various government-sponsored enterprises (“GSEs”). The decrease in fair value is associated with the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities has resulted from current economic conditions. Although yields on these securities may have been below market rates during the period, no loss of principal is expected.

At September 30, 2012, there were 92 investment securities in unrealized loss positions. The unrealized loss associated with the investments of $20,129 in a continuous unrealized loss position for 12 months or longer was $1,091, of which $510 is related to private-label mortgage-backed securities, and $581 is related to mortgage-backed securities. The Company has no current intent, nor is it more likely than not that it will be required, to sell these securities before the recovery of carrying value.

During the third quarter 2012, management reviewed all of its private-label mortgage-backed securities for the presence of other-than-temporary impairment (“OTTI”). Management’s evaluation included the use of independently-generated third-party credit surveillance reports that analyze the loans underlying each security. These reports included estimates of default rates and severities, life collateral loss rates, and static voluntary prepayment assumptions to generate estimated cash flows at the individual security level. Additionally, management considered factors such as downgraded credit ratings, severity and duration of the impairments, the stability of the issuers, and any discounts paid when the securities were purchased. Management considered all available information related to the collectability of the impaired investment securities and, at September 30, 2012, believed that the estimated credit loss was appropriate.

At September 30, 2012, seven of the Company’s private-label mortgage-backed securities with an amortized cost of $3,261 were classified as substandard as their ratings were below investment grade. Securities with an amortized cost of $3,644 and $5,095 were classified as substandard at December 31, 2011, and September 30, 2011, respectively.

As of September 30, 2012, the projected average life of the securities portfolio was 4.0 years.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of securities available-for-sale at December 31, 2011, are as follows:

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

At December 31, 2011, there were 91 investment securities in unrealized loss positions of which nine had been in a continuous loss position for 12 months or longer. The unrealized loss associated with the investments of $4,042 in a continuous unrealized loss position for 12 months or longer was $763.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of securities available-for-sale at September 30, 2011, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Securities in Continuous Unrealized Loss Position for Less Than 12 Months	Securities in Continuous Unrealized Loss Position For 12 Months or Longer
Unrealized Loss Positions
Obligations of U.S. government agencies	$2,000	$—	$(17)	$1,983	$1,983	$—
Obligations of states and political subdivisions	—	—	—	—	—	—
Private-label mortgage-backed securities	6,569	—	(676)	5,893	3,268	2,625
Mortgage-backed securities	49,444	—	(367)	49,077	48,231	846

	$58,013	$—	$(1,060)	$56,953	$53,482	$3,471

Unrealized Gain Positions
Obligations of U.S. government agencies	$10,556	$368	$—	$10,924
Obligations of states and political subdivisions	42,293	2,581	—	44,874
Private-label mortgage-backed securities	9,214	334	—	9,548
Mortgage-backed securities	213,287	4,532	—	217,819
	275,350	7,815	—	283,165

	$333,363	$7,815	$(1,060)	$340,118

At September 30, 2011, there were 57 investment securities in unrealized loss positions, of which eight had been in a continuous loss position for 12 months or longer. The unrealized loss associated with the investments of $3,471 in a continuous unrealized loss position for 12 months or longer was $601.

The amortized cost and estimated fair value of securities at September 30, 2012, December 31, 2011, and September 30, 2011, by maturity are shown below. Obligations of U.S. government agencies and states and political subdivisions are shown by contractual maturity. Mortgage-backed securities are shown by projected average life.

	September 30, 2012		December 31, 2011		September 30, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$48,514	$48,550	$52,769	$52,757	$51,790	$52,222
Due after one year through 5 years	190,881	194,534	199,757	202,889	208,681	212,521
Due after 5 years through 10 years	150,947	157,321	86,479	89,043	48,752	50,766
Due after 10 years	5,652	5,770	1,777	1,853	24,140	24,609

	$395,994	$406,175	$340,782	$346,542	$333,363	$340,118

No securities available for sale were sold during the first nine months of 2012. 25 investment securities were sold during the first nine months of 2011 resulting in gross realized gains of $1,005, and gross realized losses of $180 during that period. The specific identification method was used to determine the cost of the securities sold.

At September 30, 2012, securities with amortized cost of $19,232 (estimated market value of $20,071) were pledged to secure certain treasury and public deposits as required by law, and to secure borrowing lines.

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

Major classifications of period-end loans, including loans held-for-sale, are as follows:

	September 30, 2012	% of gross loans	December 31, 2011	% of gross loans	September 30, 2011	% of gross loans
Real estate secured loans:
Permanent Loans:
Multifamily residential	$43,080	5.15%	$51,897	6.32%	$54,029	6.52%
Residential 1-4 family	53,556	6.40%	61,717	7.52%	62,726	7.57%
Owner-occupied commercial	222,374	26.57%	207,008	25.22%	209,702	25.31%
Non-owner-occupied commercial	140,104	16.74%	157,844	19.23%	166,969	20.15%

Total permanent real estate loans	459,114	54.86%	478,466	58.29%	493,426	59.55%

Construction Loans:
Multifamily residential	12,794	1.53%	2,574	0.31%	1,158	0.14%
Residential 1-4 family	18,108	2.16%	17,960	2.19%	17,865	2.16%
Commercial real estate	15,817	1.89%	10,901	1.33%	13,368	1.61%
Commercial bare land and acquisition & development	9,887	1.18%	19,496	2.38%	24,987	3.02%
Residential bare land and acquisition & development	9,108	1.09%	12,707	1.55%	13,034	1.57%

Total construction real estate loans	65,714	7.85%	63,638	7.75%	70,412	8.50%

Total real estate loans	524,828	62.71%	542,104	66.04%	563,838	68.05%
Commercial loans	306,870	36.66%	272,600	33.21%	257,889	31.13%
Consumer loans	3,941	0.47%	4,569	0.56%	5,021	0.61%
Other loans	1,334	0.16%	1,556	0.19%	1,762	0.21%

Gross loans	836,973	100.00%	820,829	100.00%	828,510	100.00%

Deferred loan origination fees	(768)		(677)		(698)

	836,205		820,152		827,812
Allowance for loan losses	(16,283)		(14,941)		(15,287)

Total loans, net of allowance for loan losses and net deferred fees	$819,922		$805,211		$812,525

At September 30, 2012, outstanding loans to dental professionals totaled $245,606 and represented 29.3% of total outstanding loans compared to dental professional loans of $208,489 or 25.4% at December 31, 2011, and $196,094 or 23.7% at September 30, 2011. As of September 30, 2012 there were no other industry concentrations in excess of 10% of the total loan portfolio. However, as of September 30, 2012, approximately 62.71% of the Company’s loan portfolio was collateralized by real estate and is, therefore, susceptible to changes in real estate market conditions.

Allowance for Loan Losses

A summary of activity in the allowance for loan losses is as follows for the three months and nine months ended September 30, 2012, and September 30, 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Balance, beginning of period	$16,175	$15,326	$14,941	$16,570
Provision charged to income	—	1,750	1,900	5,900
Loans charged against allowance	(1,140)	(2,208)	(2,809)	(8,085)
Recoveries credited to allowance	1,248	419	2,251	902

Balance, end of period	$16,283	$15,287	$16,283	$15,287

The allowance for loan losses is established as an amount that management believes is adequate to absorb possible losses on existing loans within the portfolio. The allowance consists of general, specific, and unallocated components. The general component is based upon all loans collectively evaluated for impairment. The specific component is based upon all loans individually evaluated for impairment. The unallocated component represents credit losses inherent in the loan portfolio that may not have been contemplated in the general risk factors or the specific allowance analysis. Loans are charged against the allowance when management believes the collection of principal or interest is unlikely.

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

Estimated credit losses reflect consideration of all significant factors that affect the collectability of the loan portfolio. The historical loss rate for each group of loans with similar risk characteristics is determined based on the Company’s own loss experience in that group. Historical loss experience and recent trends in losses provide a reasonable starting point for analysis; however, they do not by themselves form a sufficient basis to determine the appropriate level for the allowance for loan losses. Qualitative or environmental factors that are likely to cause estimated credit losses to differ from historical losses are also considered, including, but not limited to:

•	Changes in international, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments,

•	Changes in the nature and volume of the portfolio and in the terms of loans,

•	Changes in the experience, ability, and depth of lending management and other relevant staff,

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans,

•	Changes in the quality of the institution’s loan review system,

•	Changes in the value of underlying collateral for collateral-dependent loans,

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations,

•	The effect of other external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the institution’s existing portfolio, and

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.

The adequacy of the allowance for loan losses and the reserve for unfunded commitments is determined using a consistent, systematic methodology and is monitored regularly based on management’s evaluation of numerous factors. For each portfolio segment, these factors include:

•	The quality of the current loan portfolio,

•	The trend in the migration of the loan portfolio’s risk ratings,

•	The velocity of migration of losses and potential losses,

•	Current economic conditions,

•	Loan concentrations,

•	Loan growth rates,

•	Past-due and nonperforming trends,

•	Evaluation of specific loss estimates for all significant problem loans,

•	Recovery experience, and

•	Peer comparison loss rates.

There have been no material changes to the Company’s allowance for loan losses methodology or policies in the periods presented.

A summary of the activity in the allowance for loan losses by major loan classification follows:

Allowance for Loan Losses and Recorded Investment in Loans

	For the three months ended September 30, 2012
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$3,538	$8,926	$2,309	$84	$1,318	$16,175
Charge-offs	(950)	(73)	(117)	—	—	(1,140)
Recoveries	350	21	875	2	—	1,248
Provision	770	(106)	(1,080)	(7)	423	—

Ending balance	$3,708	$8,768	$1,987	$79	$1,741	$16,283

	For the nine months ended September 30, 2012
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$2,776	$8,267	$2,104	$87	$1,707	$14,941
Charge-offs	(956)	(977)	(867)	(9)	—	(2,809)
Recoveries	995	72	1,178	6	—	2,251
Provision	893	1,406	(428)	(5)	34	1,900

Ending balance	$3,708	$8,768	$1,987	$79	$1,741	$16,283

	Balances as of September 30, 2012
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$3,682	$8,722	$1,987	$79	$1,741	$16,211
Ending allowance: individually evaluated for impairment	26	46	—	—	—	72

Total ending allowance	$3,708	$8,768	$1,987	$79	$1,741	$16,283

Ending loan balance: collectively evaluated for impairment	$303,289	$452,185	$65,611	$3,941	$—	$825,026
Ending loan balance: individually evaluated for impairment	4,914	6,929	104	—	—	11,947

Total ending loan balance	$308,203	$459,114	$65,715	$3,941	$—	$836,973

Management believes that the allowance for loan losses was adequate as of September 30, 2012. However, future loan losses may exceed the levels provided for in the allowance for loan losses and could possibly result in additional charges to the provision for loan losses.

Credit Quality Indicators

The Company uses the following loan grades, which are also often used by regulators when assessing the credit quality of a loan portfolio.

Pass — Credit exposure in this category range between the highest credit quality to average credit quality. Primary repayment sources generate satisfactory debt service coverage under normal conditions. Cash flow from recurring sources is expected to continue to produce adequate debt service capacity. There are many levels of credit quality contained in the Pass definition, but none of the loans contained in this category rise to the level of Special Mention.

Special Mention — A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. The Bank strictly and carefully employs the FDIC definition in assessing assets that may apply to this category. It is apparent that in many cases asset weaknesses relevant to this definition either, (1) better fit a definition of a “well-defined weakness,” or (2) in management’s experience ultimately migrate to worse risk grade categories, such as Substandard and Doubtful. Consequently, management elects to downgrade most potential Special Mention credits to Substandard or Doubtful, and therefore adopts a conservative risk grade process in the use of the Special Mention risk grade.

Substandard — A Substandard asset is inadequately protected by the current sound worth and paying capacity of the Borrower or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans in this category are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of Substandard assets, does not have to exist in individual assets classified Substandard.

Doubtful — An asset classified Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Management strives to consistently apply these definitions when allocating its loans by loan grade. The loan portfolio is continuously monitored for changes in credit quality and management takes appropriate action to update the loan risk ratings accordingly. Management has not changed the Company’s policy towards its use of credit quality indicators during the periods reported.

The following tables present the Company’s loan portfolio information by loan type and credit grade at September 30, 2012, December 31, 2011, and September 30, 2011:

Credit Quality Indicators

As of September 30, 2012

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful
Real estate loans
Multifamily residential	$41,744	$—	$1,336	$—	$43,080
Residential 1-4 family	44,899	—	8,657	—	53,556
Owner-occupied commercial	212,243	—	10,131	—	222,374
Nonowner-occupied commercial	136,518	—	3,586	—	140,104

Total real estate loans	435,404	—	23,710	—	459,114

Construction
Multifamily residential	12,794	—	—	—	12,794
Residential 1-4 family	17,916	—	192	—	18,108
Commercial real estate	14,219	—	1,598	—	15,817
Commercial bare land and acquisition & development	9,887	—	—	—	9,887
Residential bare land and acquisition & development	6,096	—	3,012	—	9,108

Total construction loans	60,912	—	4,802	—	65,714

Commercial and other	298,136	—	10,068	—	308,204

Consumer	3,874	—	67	—	3,941

Totals	$798,326	$—	$38,647	$—	$836,973

Credit Quality Indicators

As of December 31, 2011

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful
Real estate loans
Multifamily residential	$50,547	$—	$1,350	$—	$51,897
Residential 1-4 family	51,622	—	10,095	—	61,717
Owner-occupied commercial	194,250	—	11,143	1,615	207,008
Nonowner-occupied commercial	154,805	—	3,039	—	157,844

Total real estate loans	451,224	—	25,627	1,615	478,466

Construction
Multifamily residential	2,574	—	—	—	2,574
Residential 1-4 family	14,036	—	3,924	—	17,960
Commercial real estate	7,075	—	3,826	—	10,901
Commercial bare land and acquisition & development	11,000	—	8,496	—	19,496
Residential bare land and acquisition & development	9,929	—	2,778	—	12,707

Total construction loans	44,614	—	19,024	—	63,638

Commercial and other	264,415	—	9,663	78	274,156

Consumer	4,486	—	83	—	4,569

Totals	$764,739	$—	$54,397	$1,693	$820,829

Credit Quality Indicators

As of September 30, 2011

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful
Real estate loans
Multifamily residential	$52,670	$—	$1,359	$—	$54,029
Residential 1-4 family	52,064	—	10,662	—	62,726
Owner-occupied commercial	197,328	—	12,374	—	209,702
Nonowner-occupied commercial	163,177	—	3,684	108	166,969

Total real estate loans	465,239	—	28,079	108	493,426

Construction
Multifamily residential	1,158	—	—	—	1,158
Residential 1-4 family	12,647	—	5,218	—	17,865
Commercial real estate	8,962	—	4,406	—	13,368
Commercial bare land and acquisition & development	11,300	—	13,687	—	24,987
Residential bare land and acquisition & development	9,746	—	2,249	1,039	13,034

Total construction loans	43,813	—	25,560	1,039	70,412

Commercial and other	248,835	—	9,991	825	259,651

Consumer	4,935	—	86	—	5,021

Totals	$762,822	$—	$63,716	$1,972	$828,510

At September 30, 2012, December 31, 2011, and September 30, 2011, the Company had $232, $363 and $245, respectively, in loan commitments on its classified loans.

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

The following tables present an aged analysis of past due and nonaccrual loans as of September 30, 2012, December 31, 2011, and September 30, 2011:

Aged Analysis of Loans

As of September 30, 2012

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multifamily residential	$—	$—	$—	$—	$—	$43,080	$43,080
Residential 1-4 family	208	—	—	2,517	2,725	50,831	53,556
Owner-occupied commercial	—	340	—	3,624	3,964	218,410	222,374
Non owner-occupied commercial	92	—	—	—	92	140,012	140,104

Total real estate loans	300	340	—	6,141	6,781	452,333	459,114

Construction
Multifamily residential	—	—	—	—	—	12,794	12,794
Residential 1-4 family	192	—	—	—	192	17,916	18,108
Commercial real estate	1,598	—	—	—	1,598	14,219	15,817
Commercial bare land and acquisition & development	—	—	—	—	—	9,887	9,887
Residential bare land and acquisition & development	—	—	—	104	104	9,004	9,108

Total construction loans	1,790	—	—	104	1,894	63,820	65,714

Commercial and other	1,508	—	—	4,578	6,086	302,118	308,204

Consumer	5	—	—	—	5	3,936	3,941

Total	$3,603	$340	$—	$10,823	$14,766	$822,207	$836,973

Aged Analysis of Loans

As of December 31, 2011

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multifamily residential	$—	$—	$—	$—	$—	$51,897	$51,897
Residential 1-4 family	251	210	—	3,426	3,887	57,830	61,717
Owner-occupied commercial	151	190	—	5,138	5,479	201,529	207,008
Non owner-occupied commercial	—	—	—	575	575	157,269	157,844

Total real estate loans	402	400	—	9,139	9,941	468,525	478,466

Construction
Multifamily residential	—	—	—	—	—	2,574	2,574
Residential 1-4 family	67	—	—	757	824	17,136	17,960
Commercial real estate	1,635	—	—	933	2,568	8,333	10,901
Commercial bare land and acquisition & development	—	—	—	7,837	7,837	11,659	19,496
Residential bare land and acquisition & development	52	175	—	1,929	2,156	10,551	12,707

Total construction loans	1,754	175	—	11,456	13,385	50,253	63,638

Commercial and other	634	—	—	5,999	6,633	267,523	274,156

Consumer	—	—	—	—	—	4,569	4,569

Total	$2,790	$575	$—	$26,594	$29,959	$790,870	$820,829

Aged Analysis of Loans

As of September 30, 2011

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multifamily residential	$—	$—	$—	$—	$—	$54,029	$54,029
Residential 1-4 family	—	900	—	3,393	4,293	58,433	62,726
Owner-occupied commercial	2,502	934	—	4,704	8,140	201,562	209,702
Non owner-occupied commercial				1,313	1,313	165,656	166,969

Total real estate loans	2,502	1,834	—	9,410	13,746	479,680	493,426

Construction
Multifamily residential	—	—	—	—	—	1,158	1,158
Residential 1-4 family	—	—	—	1,596	1,596	16,269	17,865
Commercial real estate	—	—	—	1,500	1,500	11,868	13,368
Commercial bare land and acquisition & development	—	—	—	13,027	13,027	11,960	24,987
Residential bare land and acquisition & development	—	—	—	1,451	1,451	11,583	13,034

Total construction loans	—	—	—	17,574	17,574	52,838	70,412

Commercial and other	532	—	—	6,732	7,264	252,387	259,651

Consumer	16	—	—	—	16	5,005	5,021

Total	$3,050	$1,834	$—	$33,716	$38,600	$789,910	$828,510

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

Accrual of interest is discontinued on impaired loans when management believes that, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of principal or interest is doubtful. Accrued, but uncollected, interest is generally reversed when loans are placed on nonaccrual status. Interest income is subsequently recognized only to the extent cash payments are received satisfying all delinquent principal and interest amounts, and the prospects for future payments in accordance with the loan agreement appear relatively certain. In accordance with GAAP, payments received on nonaccrual loans are applied to the principal balance and no interest income is recognized. Interest income may be recognized on impaired loans that are not on nonaccrual status.

The following tables display an analysis of the Company’s impaired loans at September 30, 2012, December 31, 2011, and September 30, 2011:

Impaired Loan Analysis

As of September 30, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Real estate
Multifamily residential	$—	$—	$—	$—	$—
Residential 1-4 family	2,517	3,557	—	3,495	—
Owner-occupied commercial	3,746	4,587	—	4,174	17
Non owner-occupied commercial	220	220	—	59	—

Total real estate loans	6,483	8,364	—	7,728	17
Construction
Multifamily residential	—	—	—	—	—
Residential 1-4 family	—	—	—	724	—
Commercial real estate	—	—	—	1,624	—
Commercial bare land and acquisition & development	—	—	—	7,488	—
Residential bare land and acquisition & development	104	175	—	1,327	—

Total construction loans	104	175	—	11,163	—
Commercial and other	4,597	9,788	—	5,298	14
Consumer	—	—	—	—	—

Total impaired loans with no related allowance	$11,184	$18,327	$—	$24,189	$31

With an allowance recorded
Real estate
Multifamily residential	$—	$—	$—	$—	$—
Residential 1-4 family	—	—	—	24	—
Owner-occupied commercial	303	303	—	907	—
Non owner-occupied commercial	143	143	—	16	—

Total real estate loans	446	446	—	947	—
Construction
Multifamily residential	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—	—

Total construction loans	—	—	—	—	—
Commercial and other	317	317	72	189	21
Consumer	—	—	—	—	—

Total impaired loans with an allowance recorded	$763	$763	$72	$1,136	$21

Total
Real estate
Multifamily residential	$—	$—	$—	$—	$—
Residential 1-4 family	2,517	3,557	—	3,519	—
Owner-occupied commercial	4,049	4,890	—	5,081	17
Non owner-occupied commercial	363	363	—	75	—

Total real estate loans	6,929	8,810	—	8,675	17
Construction
Multifamily residential	—	—	—	—	—
Residential 1-4 family	—	—	—	724	—
Commercial real estate	—	—	—	1,624	—
Commercial bare land and acquisition & development	—	—	—	7,488	—
Residential bare land and acquisition & development	104	175	—	1,327	—

Total construction loans	104	175	—	11,163	—
Commercial and other	4,914	10,105	72	5,487	35
Consumer	—	—	—	—	—

Total impaired loans	$11,947	$19,090	$72	$25,325	$52

Impaired Loan Analysis

As of December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Real estate
Multi-family residential	$—	$—	$—	$54	$—
Residential 1-4 family	4,300	4,756	—	5,785	52
Owner-occupied commercial	3,954	4,295	—	6,220	36
Nonowner-occupied commercial	956	1,423	—	5,781	33

Total real estate loans	9,210	10,474	—	17,840	121
Construction
Multi-family residential	—	—	—	136	—
Residential 1-4 family	757	1,037	—	1,331	—
Commercial real estate	2,568	3,306	—	3,161	111
Commercial bare land and acquisition & development	7,837	13,027	—	12,617	234
Residential bare land and acquisition & development	1,928	5,319	—	2,242	38

Total construction loans	13,090	22,689	—	19,487	383
Commercial and other	7,057	10,691	—	6,137	44
Consumer	—	—	—	—	—

Total impaired loans with no related allowance	$29,357	$43,854	$—	$43,464	$548

With an allowance recorded
Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	215	248	10	351	—
Owner-occupied commercial	1,615	1,614	445	427	—
Nonowner-occupied commercial	—	—	—	97	—

Total real estate loans	1,830	1,862	455	875	—
Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	462	—
Commercial real estate	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—
Residential bare land and acquisition & development	—	—	—	1,099	—

Total construction loans	—	—	—	1,561	—
Commercial and other	—	—	—	1,391	—
Consumer	—	—	—	—	—

Total impaired loans with an allowance recorded	$1,830	$1,862	$455	$3,827	$—

Total
Real estate
Multi-family residential	$—	$—	$—	$54.00	$—
Residential 1-4 family	4,515	5,004	10	6,136	52
Owner-occupied commercial	5,569	5,909	445	6,647	36
Nonowner-occupied commercial	956	1,423	—	5,878	33

Total real estate loans	11,040	12,336	455	18,715	121
Construction
Multi-family residential	—	—	—	136	—
Residential 1-4 family	757	1,037	—	1,793	—
Commercial real estate	2,568	3,306	—	3,161	111
Commercial bare land and acquisition & development	7,837	13,027	—	12,617	234
Residential bare land and acquisition & development	1,928	5,319	—	3,341	38

Total construction loans	13,090	22,689	—	21,048	383
Commercial and other	7,057	10,691	—	7,528	44
Consumer	—	—	—	—	—

Total impaired loans	$31,187	$45,716	$455	$47,291	$548

Impaired Loan Analysis

As of September 30, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Real estate
Multifamily residential	$—	$—	$—	$73	$—
Residential 1-4 family	3,620	5,162	—	6,135	39
Owner-occupied commercial	6,364	6,364	—	6,188	169
Non owner-occupied commercial	1,514	1,731	—	7,332	24

Total real estate loans	11,498	13,257	—	19,728	232
Construction
Multifamily residential	—	—	—	182	—
Residential 1-4 family	1,596	2,208	—	1,276	—
Commercial real estate	3,143	3,314	—	3,196	87
Commercial bare land and acquisition & development	13,027	13,027	—	13,068	234
Residential bare land and acquisition & development	424	2,013	—	1,538	—

Total construction loans	18,190	20,562	—	19,260	321
Commercial and other	6,078	11,606	—	5,026	21
Consumer	—	—	—	—	—

Total impaired loans with no related allowance	$35,766	$45,425	$—	$44,014	$574

With an allowance recorded
Real estate
Multifamily residential	$—	$—	$—	$—	$—
Residential 1-4 family	215	248	10	390	—
Owner-occupied commercial	1,149	1,149	187	387	—
Non owner-occupied commercial	108	108	8	65	6

Total real estate loans	1,472	1,505	205	842	6
Construction
Multifamily residential	—	—	—	—	—
Residential 1-4 family	—	—	—	617	—
Commercial real estate	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—
Residential bare land and acquisition & development	2,066	3,539	329	1,463	38

Total construction loans	2,066	3,539	329	2,080	38
Commercial and other	677	1,116	325	1,756	13
Consumer	—	—	—	—	—

Total impaired loans with an allowance recorded	$4,215	$6,160	$859	$4,678	$57

Total
Real estate
Multifamily residential	$—	$—	$—	$73	$—
Residential 1-4 family	3,835	5,410	10	6,525	39
Owner-occupied commercial	7,513	7,513	187	6,575	169
Non owner-occupied commercial	1,622	1,839	8	7,397	30

Total real estate loans	12,970	14,762	205	20,570	238
Construction
Multifamily residential	—	—	—	182	—
Residential 1-4 family	1,596	2,208	—	1,893	—
Commercial real estate	3,143	3,314	—	3,196	87
Commercial bare land and acquisition & development	13,027	13,027	—	13,068	234
Residential bare land and acquisition & development	2,490	5,552	329	3,001	38

Total construction loans	20,256	24,101	329	21,340	359
Commercial and other	6,755	12,722	325	6,782	34
Consumer	—	—	—	—	—

Total impaired loans	$39,981	$51,585	$859	$48,692	$631

The impaired balances reported above are not adjusted for government guarantees of $1,431, $1,094 and $851 at September 30, 2012, December 31, 2011, and September 30, 2011, respectively. The recorded investment in impaired loans, net of government guarantees totaled $10,516, $30,094 and $39,130 at September 30, 2012, December 31, 2011, and September 30, 2011, respectively. The specific valuation allowance for impaired loans was $72, $455 and $859 at September 30, 2012, December 31, 2011, and September 30, 2011, respectively.

Troubled Debt Restructurings

In the normal course of business, the Company may modify the terms of certain loans, attempting to protect as much of its investment as possible. Management evaluates the circumstances surrounding each modification to determine whether it is a troubled debt restructuring (“TDR”). TDRs exist when (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties. The Company adopted the amendments of Accounting Standards Update No. 2011-02, “Receivables – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” during the first quarter of 2011. The Update requires retrospective application to the beginning of the annual period of adoption.

The following tables display the Company’s TDRs by class as of September 30, 2012, December 31, 2011, and September 30, 2011:

	Troubled Debt Restructurings as of September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate
Multifamily residential	—	$—	$—
Residential 1-4 family	9	2,677	1,408
Owner-occupied commercial	5	2,199	2,133
Non owner-occupied commercial	1	160	143

Total real estate loans	15	5,036	3,684
Construction
Multifamily residential	—	—	—
Residential 1-4 family	—	—	—
Commercial real estate	—	—	—
Commercial bare land and acquisition & development	—	—	—
Residential bare land and acquisition & development	5	2,804	104

Total construction loans	5	2,804	104
Commercial and other	7	1,258	973
Consumer	—	—	—

	27	$9,098	$4,761

	Troubled Debt Restructurings as of December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate
Multifamily residential	—	$—	$—
Residential 1-4 family	9	2,673	2,422
Owner-occupied commercial	3	877	860
Non owner-occupied commercial	2	1,275	678

Total real estate loans	14	4,825	3,960
Construction
Multifamily residential	—	—	—
Residential 1-4 family	—	—	—
Commercial real estate	—	—	—
Commercial bare land and acquisition & development	—	—	—
Residential bare land and acquisition & development	4	2,701	1,804

Total construction loans	4	2,701	1,804
Commercial and other	3	1,178	1,058
Consumer	—	—	—

	21	$8,704	$6,822

	Troubled Debt Restructurings as of September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate
Multifamily residential	—	$—	$—
Residential 1-4 family	9	2,562	2,372
Owner-occupied commercial	3	877	877
Non owner-occupied commercial	2	1,275	1,258

Total real estate loans	14	4,714	4,507
Construction
Multifamily residential	—	—	—
Residential 1-4 family	—	—	—
Commercial real estate	—	—	—
Commercial bare land and acquisition & development	—	—	—
Residential bare land and acquisition & development	4	2,701	2,701

Total construction loans	4	2,701	2,701
Commercial and other	3	1,178	1,178
Consumer	—	—	—

	21	$8,593	$8,386

As of September 30, 2012, virtually all of the Company’s TDRs were composed of rate reductions and/or the maturity extensions to alleviate the burden of the debtor’s near-term cash requirements. Additionally, some restructured loans are modified to temporarily allow interest-only payments.

Three residential 1-4 family loans with a current aggregate outstanding balance of $318, one commercial loan with a current aggregate outstanding balance of $151, and two owner occupied commercial loans with a current aggregate outstanding balance of $1,290 were modified according to the terms of the respective borrower’s bankruptcy agreements.

As of September 30, 2012, three residential 1-4 family loans with a current aggregate outstanding balance of $234 and two commercial loans with a current aggregate outstanding balance of $65 were modified to allow interest-only payments. In all cases, modifications are made to improve the Company’s likelihood of collecting the entire debt. Under all segments, loans modified as TDRs are considered impaired. As a result, each TDR is individually evaluated for impairment, and if necessary, an allowance for loan losses is provided under the Company’s specific reserve methodology.

Subsequent to a loan being classified as a TDR, a borrower may become unwilling or unable to abide by the terms of the modified agreement. In such cases of default, the Company takes appropriate action to secure additional payments including the use of foreclosure proceedings.

The following tables represent financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the nine months ended September 30, 2012 and 2011, respectively:

Troubled Debt Restructurings That Subsequently Defaulted

	As of September 30,
	2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate
Multifamily residential	—	$—	—	$—
Residential 1-4 family	2	319	—	—
Owner-occupied commercial	—	—	—	—
Non owner-occupied commercial	—	—	1	1,098

Total real estate loans	2	319	1	1,098
Construction
Multifamily residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	1	104	2	459

Total construction loans	1	104	2	459
Commercial and other	4	335	—	—
Consumer	—	—	—	—

	7	$758	3	$1,557

At September 30, 2012, and September 30, 2011, the Company had no commitments to lend additional funds on loans restructured as TDRs.

4.	Dental Loan Portfolio

To assist in understanding the concentrations and risks associated with the Bank’s loan portfolio, the following information has been included relating to the Bank’s dental lending portfolio. At September 30, 2012, December 31, 2011, and September 30, 2011, loans to dental professionals totaled $245,606, $208,489 and $196,094, respectively, and represented 29.3%, 25.4% and 23.7% of outstanding loans, respectively. As of September 30, 2012, December 31, 2011, and September 30, 2011, the dental loans were supported by government guarantees totaling $19,623, $21,048 and $22,070, respectively. This represented 7.99%, 10.10% and 11.25% of the outstanding dental loan balances, respectively. The Company defines a “dental loan” as a loan to dental professionals for the purpose of practice expansion, acquisition or other purpose, supported by the cash flows of a dental practice.

Loan Classification

Major classifications of dental loans, at September 30, 2012, December 31, 2011, and September 30, 2011 are as follows:

	September 30, 2012	December 31, 2011	September 30, 2011
Real estate secured loans:
Owner-occupied commercial	$52,074	$35,949	$34,028
Other dental real estate loans	3,159	12,284	13,493

Total permanent real estate loans	55,233	48,233	47,521
Dental construction loans	1,400	1,993	1,695

Total real estate loans	56,633	50,226	49,216

Commercial loans	188,973	158,263	146,878

Gross loans	$245,606	$208,489	$196,094

Market Area

The Bank’s defined “market area” is within the states of Oregon and Washington west of the Cascade Mountain Range. This area is serviced by branch locations in Eugene, Portland and Seattle. The Company also makes out-of-market dental loans throughout the United States. Out-of-market loan relationships are maintained and serviced by Bank personnel primarily located in Portland. The following table represents the dental lending by borrower location:

Dental Loan Total by Market

	September 30, 2012	December 31, 2011	September 30, 2011
In Market	$177,251	$166,133	$159,632
Out-of-Market	68,355	42,356	36,462

Total	$245,606	$208,489	$196,094

Credit Quality

Please refer to page 16 of Note 3 on this form 10-Q for additional information on the definitions of the credit quality indicators.

The following tables present the Company’s dental loan portfolio information by market and credit grade as of September 30, 2012, December 31, 2011, and September 30, 2011:

Dental Credit Quality Indicators

As of September 30, 2012

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful
In Market	$171,696	$—	$5,555	$—	$177,251
Out-of-Market	67,959	—	396	—	68,355

Total	$239,655	$—	$5,951	$—	$245,606

Dental Credit Quality Indicators

As of December 31, 2011

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful
In Market	$162,435	$—	$3,698	$—	$166,133
Out-of-Market	42,356	—	—	—	42,356

Total	$204,791	$—	$3,698	$—	$208,489

Dental Credit Quality Indicators

As of September 30, 2011

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful
In Market	$155,260	$—	$4,372	$—	$159,632
Out-of-Market	36,462	—	—	—	36,462

Total	$191,722	$—	$4,372	$—	$196,094

Past Due and Nonaccrual Loans

Please refer to page 19 of Note 3 of this form 10-Q for additional information on the definitions of “past due.”

The following tables present an aged analysis of the dental loans by market, including nonaccrual loans, as of September 30, 2012, December 31, 2011, and September 30, 2011:

Aged Analysis of Dental Loans Receivable

As of September 30, 2012

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
In Market	$317	$—	$—	$2,148	$2,465	$174,786	$177,251
Out-of-Market	—	—	—	—	—	68,355	68,355

Total	$317	$—	$—	$2,148	$2,465	$243,141	$245,606

Aged Analysis of Dental Loans Receivable

As of December 31, 2011

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
In Market	$634	$—	$—	$744	$1,378	$164,755	$166,133
Out-of-Market	—	—	—	—	—	42,356	42,356

Total	$634	$—	$—	$744	$1,378	$207,111	$208,489

Aged Analysis of Dental Loans Receivable

As of September 30, 2011

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
In Market	$45	$—	$—	$1,603	$1,648	$157,984	$159,632
Out-of-Market	—	—	—	—	—	36,462	36,462

Total	$45	$—	$—	$1,603	$1,648	$194,446	$196,094

5.	Federal Funds and Overnight Funds Purchased

As of September 30, 2012, the Company had unsecured federal funds borrowing lines with various correspondent banks totaling $108,000. At September 30, 2012, December 31, 2011, and September 30, 2011, there was $9,385, $12,300, and $8,185 outstanding on these lines, respectively.

The Company also has a secured overnight borrowing line available from the Federal Reserve Bank totaling $86,881, $68,227 and $102,621 at September 30, 2012, December 31, 2011, and September 30, 2011, respectively. The Federal Reserve Bank borrowing line is secured through the pledging of approximately $130,340 of commercial loans under the Company’s Borrower-In-Custody program. At September 30, 2012, December 31, 2011, and September 30, 2011, there were no outstanding borrowings on this line.

6.	Federal Home Loan Bank Borrowings

The Company has a borrowing limit with the FHLB equal to 30% of total assets, subject to discounted collateral and stock holdings. At September 30, 2012, the maximum borrowing line was $405,127; however, the FHLB borrowing line was limited by the lower of the amount of FHLB stock held or the discounted value of collateral pledged. At September 30, 2012, the FHLB stock held by the Company supported a total of $234,591 borrowings. At September 30, 2012, the Company had pledged $405,746 in real estate loans to the FHLB that had a discounted value of $229,058. At September 30, 2012, the borrowing line was limited to the discounted value of collateral pledged. There was $165,000 borrowed on this line at September 30, 2012.

On August 6, 2012, the Company restructured $39,000 of FHLB term advances and blended existing advances with a weighted average life of 1.8 years into new term advances with a weighted average life of 4.3 years. Extending the maturity allowed the Company to decrease the weighted average interest rate paid on FHLB term advances from 2.99% to 2.06%.

The maximum FHLB borrowing line at December 31, 2011, was $381,070. At December 31, 2011, the Company had pledged real estate loans and securities to the FHLB with a discounted value of $253,961. There was $101,500 borrowed on this line at December 31, 2011.

The maximum FHLB borrowing line at September 30, 2011, was $375,471. At September 30, 2011, the Company had pledged real estate loans and securities to the FHLB with a discounted collateral value of $153,090. There was $98,500 borrowed on this line at September 30, 2011.

Amounts outstanding at September 30, 2012, December 31, 2011, and September 30, 2011, by year of maturity are as follows:

	Current Rates		September 30, 2012	December 31, 2011	September 30, 2011
Cash Management Advance
2011			$—	$—	$41,500
2012	0.29	% - 2.02%	122,000	60,500	16,000
2013	2.66	% - 3.84%	2,000	22,000	22,000
2014	0.60	% - 1.60%	13,500	13,500	13,500
2015	1.84	% - 2.36%	22,500	3,500	3,500
2016	2.28%		3,000	2,000	2,000
After	3.85%		2,000	—	—

			$165,000	$101,500	$98,500

7.	Share-based Compensation

The Company’s 2006 Stock Option and Equity Compensation Plan (the “2006 SOEC Plan”) authorizes the award of up to 1,550,000 shares in share-based awards. The awards granted under this plan are performance-based and are subject to vesting. The Compensation Committee of the Board of Directors may impose any terms or conditions on the vesting of an award that it determines to be appropriate. Awards granted generally vest over four years and have a maximum life of ten years. Awards may be granted at exercise prices of not less than 100 percent of the fair market value of the Company’s common stock at the grant date.

Pursuant to the 2006 SOEC Plan, incentive stock options (“ISOs”), nonqualified stock options, restricted stock, restricted stock units (“RSUs”), or stock appreciation rights (“SARs”) may be awarded to attract and retain the best available personnel to the Company and its subsidiaries. SARs may be settled in common stock or cash as determined at the date of issuance. Liability-based awards (including all cash-settled SARs) have no impact on the number of shares available to be issued under the plan. Additionally, non-qualified option awards and restricted stock awards may be granted to directors under the terms of this plan.

Prior to April 2006, ISO and non-qualified option awards were granted to employees and directors under the Company’s 1999 Employees’ Stock Option Plan and the Company’s 1999 Directors’ Stock Option Plan. The Company has stock options outstanding under both of these plans. Subsequent to the annual shareholders’ meeting in April 2006, all shares available under these plans were deregistered and are no longer available for future grants.

There were no liability-based awards granted or exercised during the nine months ended September 30, 2012, and 2011.

For the nine months ended September 30, 2012, 7,987 restricted shares were granted and issued to directors with no restrictions imposed. Additionally, 164,516 RSUs were granted to employees during the first nine months of 2012. The RSUs vest over four years and shares of common stock will be issued as soon as is practicable upon vesting. For the nine months ended September 30, 2011, 5,952 restricted shares were granted and issued to directors with no restrictions imposed. Additionally, 127,192 RSUs were granted to employees during the first nine months of 2011. No other share-based compensation was granted during the nine months ended September 30, 2011. The following table summarizes the shares and the grant-date fair market values of the equity-based awards granted during the nine months ended September 30, 2012, and 2011:

	Nine months ended
	September 30,
	2012		2011
	Shares	Fair Market Value	Shares	Fair Market Value
Equity-based awards:
Director restricted stock	7,987	$70	5,952	$56
Employee stock options	—	—	—	—
Employee stock SARs	—	—	—	—
Employee RSUs	164,516	1,254	127,192	1,040

	172,503	$1,324	133,144	$1,096

The following tables identify the compensation expense recorded and tax benefits received by the Company on its share-based compensation plans for the three months and nine months ended September 30, 2012, and 2011:

	Three months ended
	September 30,
	2012		2011
	Compensation Expense	Tax Benefit	Compensation Expense	Tax Benefit
Equity-based awards:
Director restricted stock	$—	$—	$—	$—
Director stock options	—	—	—	—
Employee stock options	30	—	42	—
Employee stock SARs	47	16	60	21
Employee RSUs	143	50	67	23
Liability-based awards:
Employee cash SARs	—	—	(75)	(26)

	$220	$67	$94	$18

	Nine months ended
	September 30,
	2012		2011
	Compensation Expense	Tax Benefit	Compensation Expense	Tax Benefit
Equity-based awards:
Director restricted stock	$70	$25	$56	$20
Director stock options	—	—	1	—
Employee stock options	93	—	131	—
Employee stock SARs	145	51	188	66
Employee RSUs	346	121	134	47
Liability-based awards:
Employee cash SARs	—	—	(71)	(25)

	$654	$196	$439	$108

During the nine months ended September 30, 2012, 10,666 stock options were exercised with a weighted average exercise price of $6.38 per share and an intrinsic value of $29.

In addition to the standard option exercise, in August 2012, the Company’s Board of Directors approved a transaction involving the exchange of shares of the Company’s common stock in partial payment of the option exercise consideration of one officer to exercise vested options. On September 6, 2012, the officer exercised 18,333 outstanding options using an aggregate of $1 of cash and 14,166 shares of common stock. The shares exchanged as option exercise consideration were priced at the closing price of the Company common stock on that day. The transaction resulted in net issuance of 4,167 shares.

At September 30, 2012, the Company had estimated unrecognized compensation expense of approximately $113, $199, $1,747, and $31 for unvested stock options, stock-settled SARs, RSUs, and cash-settled SARs, respectively. These amounts are based on forfeiture rates of 20% for all stock options and SARs and 13% for all RSUs granted to employees. The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested stock options, stock-settled SARs, RSUs and cash-settled SARs is approximately 1.27, 1.35, 3.2, and 0.6 years, respectively.

8.	Fair Value

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2012, December 31, 2011, and September 30, 2011, in accordance with the provisions of FASB ASC 825 “Financial Instruments.” The use of different assumptions and estimation methods could have a significant effect on the reported fair value amounts. Accordingly, the estimates of fair value herein are not necessarily indicative of the amounts that might be realized in a current market exchange.

	September 30, 2012		December 31, 2011		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$20,893	$20,893	$19,859	$19,859	$16,965	$16,965
Securities available-for-sale	406,175	406,175	346,542	346,542	340,118	340,118
Loans held-for-sale	—	—	1,058	1,058	400	400
Loans	836,205	836,279	820,152	814,882	827,812	823,188
Federal Home Loan Bank stock	10,557	10,557	10,652	10,652	10,652	10,652
Accrued interest receivable	4,861	4,861	4,725	4,725	4,243	4,243
Bank-owned life insurance	15,469	15,469	15,038	15,038	—	—

Deposits	$980,162	$983,993	$965,254	$965,724	$951,617	$952,171
Federal funds and overnight funds purchased	9,385	9,385	12,300	12,300	8,185	8,185
Federal Home Loan Bank borrowings	165,000	165,549	101,500	103,884	98,500	100,876
Junior subordinated debentures	8,248	2,162	8,248	2,039	8,248	2,015
Accrued interest payable	236	236	264	264	297	297

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

Accrued interest receivable – The carrying amounts of accrued interest receivable and payable approximate their fair value.

Bank-owned life insurance – The carrying amount approximates fair value.

Deposits – Fair value of demand, interest bearing demand and savings deposits is the amount payable on demand at the reporting date. Fair value of time deposits is estimated using the interest rates currently offered for deposits of similar remaining maturities. The Company uses an independent third-party, McGuire Performance Solutions Inc., to establish the fair value of time deposits.

Federal funds and overnight funds purchased – The carrying amount is a reasonable estimate of fair value because of the short-term nature of these borrowings.

Federal Home Loan Bank Borrowings – Fair value of FHLB borrowings is estimated by discounting future cash flows at rates currently available for debt with similar terms and remaining maturities.

Junior Subordinated Debentures – Fair value of Junior Subordinated Debentures is estimated by discounting future cash flows at rates currently available for debt with similar credit risk, terms and remaining maturities.

Off-Balance Sheet Financial Instruments – The carrying amount and fair value are based on fees charged for similar commitments and are not material.

The Company also adheres to the FASB guidance with regards to ASC 820, “Fair Value Measures.” This guidance defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The statement requires fair value measurement disclosure of all assets and liabilities that are carried at fair value on either a recurring or nonrecurring basis. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily accessible or available. The valuation techniques used are based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

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

The tables below show assets measured at fair value on a recurring basis as of September 30, 2012, December 31, 2011, and September 30, 2011:

September 30, 2012

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Obligations of U.S. government agencies	$17,866	$—	$17,866	$—
Obligations of states and political subdivisions	79,796	—	79,796	—
Agency mortgage-backed securities	299,490	—	299,490	—
Private-label mortgage-backed securities	9,023	—	7,320	1,703

Total available-for-sale securities	$406,175	$—	$404,472	$1,703

December 31, 2011

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. government agencies	$12,958	$—	$12,958	$—
Obligations of states and political subdivisions	49,576	—	49,576	—
Agency mortgage-backed securities	272,081	—	272,081	—
Private-label mortgage-backed securities	11,927	—	10,208	1,719

Total available-for-sale securities	$346,542	$—	$344,823	$1,719

September 30, 2011

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. government agencies	$12,907	$—	$12,907	$—
Obligations of states and political subdivisions	44,874	—	44,874	—
Agency mortgage-backed securities	266,896	—	266,896	—
Private-label mortgage-backed securities	15,441	—	15,441	—

Total available-for-sale securities	$340,118	$—	$340,118	$—

No transfers to or from Levels 1 and 2 occurred on assets measured at fair value on a recurring basis during the three and nine months ended September 30, 2012, and 2011, or during the year ended December 31, 2011.

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

The following table provides a reconciliation of assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and nine months ended September 30, 2012:

Private-Label Mortgage-backed Securities
	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Beginning Balance	$1,606	$1,719
Transfers to Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses
Included in earnings	—	—
Included in other comprehensive income	174	255
Paydowns	(77)	(271)
Purchases, issuances, sales and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—

Ending Balance	$1,703	$1,703

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

The Company utilizes FTN Financial, an independent third party, for pricing service to estimate fair value on all of its available-for-sale securities. The inputs used to value all securities include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research, market indicators, and industry and economic trends. Additional inputs specific to each asset type are as follows:

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

The Company’s entire securities portfolio was valued on a recurring basis through its independent third-party pricing service, using observable inputs. For further assurance, the Company’s estimate of fair value was compared to an additional independent third-party, Harvest Investment Consultants, at December 31, 2011. This analysis was performed at the individual security level and no material variances were noted.

There have been no significant changes in the valuation techniques during the periods reported.

The tables below show assets measured at fair value on a nonrecurring basis as of September 30, 2012, December 31, 2011, and September 30, 2011:

September 30, 2012

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Nine Months Ended September 30, 2012 Total Loss
Loans measured for impairment (net of government guarantees and specific reserves)	$7,298	$—	$—	$7,298	$72
Other real estate owned	19,235	—	—	19,235	1,052

	$26,533	$—	$—	$26,533	$1,124

December 31, 2011

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Twelve Months Ended December 31, 2011 Total Loss
Loans measured for impairment (net of government guarantees and specific reserves)	$22,969	$—	$—	$22,969	$455
Other real estate owned	11,000	—	—	11,000	2,427

	$33,969	$—	$—	$33,969	$2,882

September 30, 2011

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Nine Months Ended September 30, 2011 Total Loss
Loans measured for impairment (net of government guarantees and specific reserves)	$15,739	$—	$—	$15,739	$859
Other real estate owned	11,663	—	—	11,663	1,958

	$27,402	$—	$—	$27,402	$2,817

There were no transfers to or from Level 3 assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2012, and 2011, or during the year ended December 31, 2011.

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

Other real estate owned represents real estate which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically orders appraisals or performs valuations to ensure that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Appraisals are generally updated every 6 to 12 months on other real estate owned. Fair value adjustments on other real estate owned are recognized within net loss on other real estate owned. The loss represents impairments on other real estate owned for fair value adjustments based on the fair value of the real estate.

There have been no significant changes in the valuation techniques during the periods reported.

9.	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to leverage assets. Management believes that, as of September 30, 2012, the Company and the Bank met all capital adequacy requirements to which they were subject.

As of September 30, 2012, and according to Federal Reserve and FDIC guidelines, the Company and the Bank were considered to be well-capitalized. To be categorized as well-capitalized, the Company and the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012:
Total capital (to risk weighted assets)
Bank:	$172,595	18.45%	$74,853	8%	$93,567	10%
Company:	$174,185	18.62%	$71,720	8%	$93,523	10%
Tier I capital (to risk weighted assets)
Bank:	$160,841	17.19%	$37,427	4%	$56,140	6%
Company:	$162,431	17.37%	$37,409	4%	$56,114	6%
Tier I capital (to leverage assets)
Bank:	$160,841	12.41%	$51,848	4%	$64,810	5%
Company:	$162,431	12.53%	$51,861	4%	$64,826	5%
As of December 31, 2011:
Total capital (to risk weighted assets)
Bank:	$165,089	18.41%	$71,756	8%	$89,695	10%
Company:	$172,336	19.22%	$71,720	8%	$89,651	10%
Tier I capital (to risk weighted assets)
Bank:	$153,829	17.15%	$35,878	4%	$53,817	6%
Company:	$161,076	17.97%	$35,860	4%	$53,790	6%
Tier I capital (to leverage assets)
Bank:	$153,829	12.51%	$49,178	4%	$61,472	5%
Company:	$161,076	13.09%	$49,226	4%	$61,533	5%
As of September 30, 2011:
Total capital (to risk weighted assets)
Bank:	$165,931	18.00%	$73,740	8%	$92,175	10%
Company:	$174,164	18.89%	$73,763	8%	$92,203	10%
Tier I capital (to risk weighted assets)
Bank:	$154,377	16.75%	$36,870	4%	$55,305	6%
Company:	$162,610	17.64%	$36,881	4%	$55,322	6%
Tier I capital (to leverage assets)
Bank:	$154,377	12.79%	$48,283	4%	$60,353	5%
Company:	$162,610	13.48%	$48,267	4%	$60,334	5%

10.	Subsequent Events

On October 23, 2012, the Bank announced the signing of a definitive agreement to acquire Century Bank, a state-chartered bank headquartered in Eugene, Oregon, for a total of approximately $13.4 million in cash, which includes the value of outstanding options and warrants. The boards of directors of each company have approved this transaction. Completion of the transaction is subject to customary closing conditions, including bank regulatory approvals and approval of Century Bank’s common shareholders. The transaction is expected to close in the first quarter of 2013.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Consolidated Financial Statements alone. The discussion should be read in conjunction with the consolidated financial statements and the notes included in this report and in our 2011 Annual Report. All amounts, except share and per share data, are expressed in thousands of dollars.

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding our strategies and expectations regarding our funding, our net interest margin and factors affecting the margin, our problem assets, allowance for loan losses, noninterest expense and real estate expense; our expectations regarding the expansion of the Company’s commercial and industrial loan and owner-occupied lending and the anticipated growth in net outstanding loans; our expectations and strategies regarding our securities portfolio, recognition of other than temporary impairment (OTTI) and the factors impacting OTTI, and our intention to sell or hold securities, or expectations regarding the recovery of their carrying value; our strategies and expectations regarding the Company’s capital levels and liquidity, core deposits, and large depositor relationships, and our expectations regarding the new capital standards under the Dodd-Frank Act and the Basel Committee capital and liquidity standards and proposed regulations by the U.S. federal banking agencies and the effect of these developments on our business; our assessment of significant factors and developments that have affected or may affect our results; the economic outlook for the national, regional and local economies; pending and recent legislative and regulatory actions and future developments and their anticipated impacts on our business and operations; our assessment of the ultimate outcome of legal actions and their potential impact on our business; loan portfolio composition and risk grading; expected rates of return and projected results; critical accounting policies and estimates and the impact or anticipated impact of recent accounting pronouncements on our financial results; our expectations regarding the impact of acquisitions on our business and results of operations; and projected results for 2012, the expected interest rate environment, 2012 provision for loan losses, management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this report, or the documents incorporated by reference:

•

Local, regional and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue growth at historical rates, maintain the quality of our earning assets and level of earnings.

•	The local housing or real estate market could continue to decline.

•

The risks presented by an economic recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates.

•	Our concentration in loans to dental professionals exposes us to the risks affecting dental practices in general.

•	Interest rate changes could significantly reduce net interest income and negatively affect funding sources.

•	Projected business increases following any future strategic expansion or opening of new branches could be lower than expected.

•	Competition among financial institutions could increase significantly.

•	The goodwill we have recorded in connection with acquisitions, or otherwise, could become impaired, which may have an adverse impact on our earnings and capital.

•	The reputation of the financial services industry could deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers.

•	The efficiencies we may expect to receive from any investments in personnel, acquisitions and infrastructure may not be realized.

•

The level of nonperforming assets and charge-offs or changes in the estimates of future reserve requirements based upon periodic reviews thereof under relevant regulatory and accounting requirements may increase.

•

Changes in laws and regulations (including laws and regulations concerning taxes, banking, capital requirements, securities, executive compensation and insurance) could have a material adverse effect on our business, financial condition and results of operations.

•	Acts of war or terrorism, or natural disasters, such as the effects of pandemic flu, may adversely impact the economy, the banking industry and our business.

•

The timely development and acceptance of new banking products and services and perceived overall value of these products and services by users may adversely impact our ability to increase market share and control expenses.

•

Changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters may impact our results of operations.

•

Integration of an acquisition including results relating to: the total cost of integration; the retention of key personnel; the time required to complete the integration, the amount of longer-term cost savings; continued growth or the overall performance of the acquired company or combined entity could impact our business.

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

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in “Risk Factors” in Item 1A of this Report and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations. Please take into account that forward-looking statements speak only as of the date of this report or documents incorporated by reference. The Company does not undertake any obligation to publicly correct or update any forward-looking statement whether as a result of new information, future events or otherwise.

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

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Significant accounting policies are described below and in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2011, in Item 8 of the company’s Annual Report on Form 10-K. Management believes that the following policies and those disclosed in the Notes to Consolidated Financial Statements should be considered critical under the SEC definition:

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

Troubled Debt Restructurings

In the normal course of business, the Company may modify the terms of certain loans, attempting to protect as much of its investment as possible. Management evaluates the circumstances surrounding each modification to determine whether it is a troubled debt restructuring (“TDR”). TDRs exist when (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties. Additional information regarding the Company’s TDRs can be found in Note 3 of the Notes to Consolidated Financial Statements in Item 1 of this report.

Goodwill and Intangible Assets

At September 30, 2012, the Company had $22,068 in goodwill and other intangible assets. In accordance with financial accounting standards, assets with indefinite lives are no longer amortized, but instead are periodically tested for impairment. Management performs an impairment analysis of its goodwill and intangible assets with indefinite lives at least annually and has determined that there was no impairment as of December 31, 2011.

Share-based Compensation

Consistent with the provisions of FASB ASC 718, Stock Compensation, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation, we recognize expense for the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. Management assumptions utilized at the time of grant impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately, the expense that will be recognized over the life of the option. Additional information is included in Note 7 of the Notes to Consolidated Financial Statements in Item 1 of this Report.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements.” This Update provides guidance that develops common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs). The amendments in this Update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this Update should be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The adoption of this Accounting Standards Update did not have a material impact on the Company’s consolidated financial statements.

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

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. With this Update, a company testing indefinite-lived intangibles for impairment now has the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with current guidance. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Results of Operations - Overview

	For the three months ended September 30,			For the nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
Net income	$3,438	$2,588	32.8%	$9,270	$6,194	49.7%
Operating revenue (1)	$13,900	$14,598	-4.8%	$41,955	$42,540	-1.4%
Earnings per share
Basic	$0.19	$0.14	36%	$0.51	$0.34	50.0%
Diluted	$0.19	$0.14	36%	$0.51	$0.34	50.0%
Assets, period-end				$1,350,422	$1,251,571	7.9%
Loans, period-end (2)				$836,205	$827,812	1.0%
Core deposits, period end (3)				$882,614	$880,727	0.2%
Deposits, period-end				$980,162	$951,617	3.0%
Return on average assets (4)	1.03%	0.83%		0.95%	0.68%
Return on average equity (4)	7.52%	5.74%		6.85%	4.71%
Return on average tangible equity (4) (5)	8.56%	6.56%		7.81%	5.40%

(1)	Operating revenue is defined as net interest income plus noninterest income.
(2)	Net of deferred fees; excludes loans held-for-sale, and allowance for loan losses.
(3)	Defined by the Company as demand, interest checking, money market, savings, and local non-public time deposits, including local non-public time deposits in excess of $100.
(4)	Amounts annualized.
(5)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.

The Company earned $3,438 in the third quarter 2012, an increase of $850 or 32.8% over third quarter 2011. The increase in net income was due to a lower provision for loan losses, and lower noninterest expense. The Company recorded no provision for loan losses during the third quarter 2012 due to net loan recoveries of $108. The third quarter 2012 provision for loan losses was down $1,750 from last year and reflects overall improvement in credit quality of the loan portfolio, lower nonperforming assets, and lower net charge offs. The decline in noninterest expense of $209 from third quarter last year was primarily related to lower FDIC assessments and lower expenses associated with problem assets, specifically other real estate valuation write downs.

During the third quarter 2012, the Company experienced its third consecutive quarter of growth in outstanding loans. Outstanding loans, net of deferred fees, at September 30, 2012, were $836,205, up $10,160 over June 30, 2012. Excluding $13,242 of loans transferred to other real estate owned during the quarter, gross loans increased $23,402 during the current quarter. Outstanding loans at September 30, 2012, were up $16,053 over December 31, 2011. The Company continued to experience growth in commercial and owner-occupied commercial real estate loans. Outstanding core deposits at September 30, 2012, were $882,614, up $30,833 over the prior quarter end. The Company experienced a typical seasonal core deposit pattern during the quarter where outflows historically occurr during the first half of the year followed by growth during the second half of the year.

Period end assets at September 30, 2012, were $1,350,422, up $98,851 or 7.9 % over September 30, 2011. Growth in period-end assets resulted primarily from a $7,397 increase in net loans, a $15,469 increase in BOLI investment, and a $66,057 increase in the securities portfolio. Year-to-date average assets for the nine months ended September 30, 2012, were $1,303,326, up $87,058 over last year. Growth is primarily due to growth in average securities-available-for-sale and the purchase of the BOLI investment.

In February 2012, the Company’s Board of Directors authorized the repurchase of up to 5% of the Company’s shares, or approximately 922,000 shares, with the purchases to take place over a 12-month period. During the third quarter 2012, the Company repurchased 166,612 shares at a weighted average price of $9.00 per share. Since the inception of the plan, the Company has repurchased 576,537 shares at a weighted average price of $8.82. Total shares repurchased to date amount to 3.1% of the total outstanding shares at the commencement of the repurchase plan.

Reconciliation of non-GAAP financial information

Management utilizes certain non-GAAP financial measures to monitor the Company’s performance. While we believe the presentation of these non-GAAP financial measures provides additional insight into our operating performance, readers of this Report are urged to review the GAAP results as presented in the Financial Statements in Item 1 of this Report.

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

	September 30, 2012	December 31, 2011	September 30, 2011
Total shareholders' equity	$182,779	$178,866	$181,070
Subtract:
Goodwill	(22,031)	(22,031)	(22,031)
Core deposit intangible assets	(37)	(204)	(260)

Tangible shareholders' equity (non-GAAP)	$160,711	$156,631	$158,779

Book value per share	$10.21	$9.70	$9.82
Tangible book value per share (non-GAAP)	$8.98	$8.50	$8.61
Return on average equity	6.85%	3.01%	4.71%
Return on average tangible equity (non-GAAP)	7.81%	3.45%	5.40%

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

Net interest margin as a percentage of average earning assets for third quarter 2012 was 4.16%, down 40 basis points from the 4.56% margin reported for third quarter 2011, and down 15 basis points from the net interest margin reported for the second quarter 2012. The linked-quarter decline in the third quarter 2012 margin compared to second quarter 2012 was due to lower yields on earning assets, which was partially offset by decrease in cost of funds.

On a linked-quarter basis, the Company’s earning asset yields fell by 19 basis points from 4.81% in second quarter 2012 to 4.62% in third quarter 2012. Both the securities portfolio and the loan portfolio experienced declines in yields. The yield on the loan portfolio for third quarter 2012 was 5.83%, down 13 basis points from the prior quarter, while the weighted average yield on the securities portfolio dropped to 2.13%, down 22 basis points from second quarter 2012. The decline in the yield on loans was primarily due to the following factors: (1) new loan production during third quarter 2012 was booked at yields lower than the average portfolio; (2) continuation of rate reductions on existing loans prior to maturity or repricing due to competitive pressure; and (3) lowering of active floors on loans as they come up for renewal. The decline in the yield on the securities portfolio was due to: (1) new purchases booked at rates lower than the average portfolio; and (2) accelerated prepayment speeds on agency mortgage-back securities accelerating the amortization of premiums.

The Company continued to lower its cost of funds as the cost of interest-bearing liabilities fell by 7 basis points from second quarter 2012 to third quarter 2012. The cost of both interest-bearing core deposits and wholesale funding declined in third quarter 2012 when compared to the prior quarter by 4 and 13 basis points, respectively. The overall cost of core deposits, including demand deposits, fell by 3 basis points from 0.33% in second quarter 2012 to 0.30% in third quarter 2012. During the third quarter 2012, the Company restructured $39,000 of FHLB term advances and blended existing advances with a weighted-average rate and weighted-average life of 2.99% and 1.8 years, respectively, into term advances with a weighted-average rate and weighted average life of 2.03% and 4.2 years, respectively. This restructuring is expected to reduce interest expense by approximately $340 annually. In addition, the Company continued to call higher rate brokered CD’s and refinance at lower rates, which will also lower the cost of funds.

However, over the long-term, the net interest margin is expected to remain under pressure. Continued erosion of earning asset yields is anticipated due to the low interest rate environment, competitive loan pricing, and accelerated prepayment speeds on mortgage-backed securities. Certain factors may create a somewhat stabilizing effect on the margin, such as a possible slowdown in prepayment speeds on mortgage-backed securities that will improve yields, funding higher yielding loans with cash flows from the lower yielding securities portfolio, or refinancing callable brokered time deposits at lower rates, but even given these factors, the Company’s general outlook is for continued margin compression.

The following table presents condensed balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates on interest-bearing liabilities for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011:

Table I

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$69	$2	11.53%	$112	$1	3.54%
Securities available-for-sale:
Taxable	334,370	1,491	1.77%	290,788	2,150	2.93%
Tax-exempt(1)	64,785	646	3.97%	33,096	408	4.89%
Loans held-for-sale	—	—	0.00%	417	4	3.81%
Loans, net of deferred fees and allowance(2)	816,694	11,970	5.83%	808,474	12,579	6.17%

Total interest earning assets(1)	1,215,918	14,109	4.62%	1,132,887	15,142	5.30%
Non earning assets
Cash and due from banks	19,694			20,303
Premises and equipment	19,594			20,497
Goodwill & intangible assets	22,098			22,321
Interest receivable and other assets	49,773			38,000

Total non earning assets	111,159			101,121

Total assets	$1,327,077			$1,234,008

Interest-bearing liabilities
Money market and NOW accounts	$482,881	$(479)	-0.39%	$505,150	$(856)	-0.67%
Savings deposits	37,982	(13)	-0.14%	36,222	(37)	-0.41%
Time deposits—core (3)	58,606	(163)	-1.11%	71,204	(337)	-1.88%

Total interest-bearing core deposits	579,469	(655)	-0.45%	612,576	(1,230)	-0.80%
Time deposits—non-core	99,852	(337)	-1.34%	71,940	(398)	-2.19%
Federal funds purchased	3,690	(4)	-0.43%	8,509	(11)	-0.51%
FHLB & FRB borrowings	149,277	(364)	-0.97%	75,538	(459)	-2.41%
Trust preferred	8,248	(38)	-1.83%	8,248	(34)	-1.64%

Total interest-bearing wholesale funding	261,067	(743)	-1.13%	164,235	(902)	-2.18%

Total interest-bearing liabilities	840,536	(1,398)	-0.66%	776,811	(2,132)	-1.09%
Noninterest-bearing liabilities
Demand deposits	300,091			274,808
Interest payable and other	4,606			3,493

Total noninterest liabilities	304,697			278,301

Total liabilities	1,145,233			1,055,112
Shareholders' equity	181,844			178,896

Total liabilities and shareholders' equity	$1,327,077			$1,234,008

Net interest income		$12,711			$13,010

Net interest margin(1)		4.16%			4.56%

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $226 and $143 for the three months ended September 30, 2012 and September 30, 2011, respectively. Net interest margin was positively impacted by 8 and 5 basis points, respectively.

(2)	Interest income includes recognized loan origination fees of $58 and $50 for the three months ended September 30, 2012 and September 30, 2011, respectively.
(3)	Defined by the Company as local non-public time deposits, including local non-public time deposits in excess of $100.

Table I shows that earning asset yields declined by 68 basis points in third quarter 2012 from third quarter 2011 from 5.30% to 4.62%. This decline in earning asset yields was primarily attributable to: (1) a lower yield on both the loan and securities portfolio; and (2) a continued change in the earning asset mix in third quarter 2012 when compared to the same quarter last year as the lower yielding securities portfolio grew in proportion to total earning assets. The decline in the yield on the securities portfolio was due to: (1) new purchases booked at rates lower than the average portfolio; and (2) accelerated prepayment speeds on agency mortgage-backed securities accelerating the amortization of premiums. The decline in the yield on loans was primarily due to the following factors: (1) new loan production during the latter half of 2011 and first half of 2012 booked at yields lower than the average portfolio; (2) an increase in rate reductions on existing loans prior to maturity or repricing date due to competitive pressure; and (3) reductions in loan floors on loans as they come up for renewal.

The decline in earning asset yields was partially offset by a decrease in the cost of funds. The cost of interest-bearing liabilities declined by 43 basis points from 1.09% in third quarter 2011 to 0.66% in third quarter 2012. The decline in rates is evident in each core deposit category as the cost of interest-bearing core deposits fell by 35 basis points from 0.80% in third quarter 2011 to 0.45% in third quarter 2012. The cost of wholesale funding also declined from 2.18% in third quarter 2011 to 1.13% in third quarter 2012. All categories of wholesale funding showed a decline in rates with the exception of Trust Preferred.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended September 30, 2012, and September 30, 2011.

Table II

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Three Months Ended September 30, 2012 compared to September 30, 2011 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$—	$1	$1
Securities available-for-sale:	—
Taxable	315	(974)	(659)
Tax-exempt(1)	388	(150)	238
Loans held-for-sale	(4)	—	(4)
Loans, net of deferred fees and allowance (2)	93	(702)	(609)

Total interest earning assets(1)	792	(1,825)	(1,033)

Interest paid on:
Money market and NOW accounts	(40)	(337)	(377)
Savings deposits	2	(26)	(24)
Time deposits—core (3)	(60)	(114)	(174)

Total interest-bearing core deposits	(98)	(477)	(575)
Time deposits—non-core	153	(214)	(61)
Federal funds purchased	(6)	(1)	(7)
FHLB & FRB borrowings	446	(541)	(95)
Trust preferred	—	4	4

Total interest-bearing wholesale funding	593	(752)	(159)

Total interest-bearing liabilities	495	(1,229)	(734)

Net interest income(1)	$297	$(596)	$(299)

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $226 and $143 for the three months ended September 30,2012 and September 30, 2011, respectively. Net interest margin was positively impacted by 8 and 5 basis points, respectively.

(2)	Interest income includes recognized loan origination fees of $58 and $50 for the three months ended September 30, 2012 and September 30, 2011, respectively.
(3)	Defined by the Company as local non-public time deposits, including local non-public time deposits in excess of $100.

The third quarter 2012 rate/volume analysis shows that net interest income decreased by $299 from third quarter 2011. Third quarter 2012 interest income including loan fees declined by $1,033 from last year with higher volumes of earning assets increasing interest income by $792, which was more than offset by a $1,825 decline in interest income due to lower rates. The decline in interest income due to lower rates was attributable to both the securities portfolio and the loan portfolio as yields on both of these earning assets continued to decline in the historically low interest rate environment. The decline in interest income in third quarter 2012 when compared to the same quarter one year ago was partially offset by a $734 drop in interest expense. The entire decline in interest expense was related to lower rates and the majority of this decline was related to lower rates on core deposit products. The rate/volume analysis shows interest expense on core deposits fell by $575 from one year ago due to both lower volumes and lower rates.

The following table presents condensed balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates on interest-bearing liabilities for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011:

Table III

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Year-to-Date			Year-to-Date
	September 30, 2012			September 30, 2011
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	(Expense)	Rates	Balance	(Expense)	Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$95	$4	5.62%	$226	$5	2.96%
Securities available-for-sale:
Taxable	324,483	4,886	2.01%	264,244	6,030	3.05%
Tax-exempt(1)	54,760	1,787	4.36%	27,701	1,047	5.05%
Loans held-for-sale	253	7	3.70%	433	18	5.56%
Loans, net of deferred fees and allowance(2)	812,028	36,082	5.94%	819,901	38,127	6.22%

Total interest earning assets(1)	1,191,619	42,766	4.79%	1,112,505	45,227	5.44%
Non earning assets
Cash and due from banks	18,677			19,702
Premises and equipment	19,834			20,621
Goodwill & intangible assets	22,153			22,376
Interest receivable and other assets	51,043			41,064

Total non earning assets	111,707			103,763
Total assets	$1,303,326			$1,216,268

Interest-bearing liabilities
Money market and NOW accounts	$481,381	$(1,565)	-0.43%	$507,969	$(2,988)	-0.79%
Savings deposits	37,665	(47)	-0.17%	34,627	(128)	-0.49%
Time deposits—core (3)	59,602	(519)	-1.16%	79,442	(1,297)	-2.18%

Total interest-bearing core deposits	578,648	(2,131)	-0.49%	622,038	(4,413)	-0.95%
Time deposits—non-core	92,827	(1,018)	-1.46%	62,517	(912)	-1.95%
Federal funds purchased	5,202	(20)	-0.51%	8,204	(32)	-0.52%
FHLB & FRB borrowings	142,551	(1,259)	-1.18%	76,071	(1,412)	-2.48%
Trust preferred	8,248	(116)	-1.88%	8,248	(99)	-1.60%

Total interest-bearing wholesale funding	248,828	(2,413)	-1.30%	155,040	(2,455)	-2.12%

Total interest-bearing liabilities	827,476	(4,544)	-0.73%	777,078	(6,868)	-1.18%
Noninterest-bearing liabilities
Demand deposits	290,847			260,108
Interest payable and other	4,252			3,281

Total noninterest liabilities	295,099			263,389

Total liabilities	1,122,575			1,040,467
Shareholders’ equity	180,751			175,801

Total liabilities and shareholders’ equity	$1,303,326			$1,216,268

Net interest income		$38,222			$38,359

Net interest margin(1)		4.28%			4.61%

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $625 and $366 for the nine months ended September 30, 2012 and 2011, respectively. Net interest margin was positively impacted by 7 and 4 basis points, respectively.

(2)	Interest income includes recognized loan origination fees of $142 and $15 for the three months ended September 30, 2012 and 2011, respectively.
(3)	Defined by the Company as local non-public time deposits, including local non-public time deposits in excess of $100.

Table III shows that year-to-date earning asset yields declined by 65 basis points from the same period last year. This decline in earning asset yields was primarily attributable to: (1) a lower yield on both the loan and securities portfolio; and (2) a continued change in the earning asset mix during the first nine months of 2012 when compared to the same period last year as the lower yielding securities portfolio grew in proportion to total earning assets. For the first nine months of 2012, average securities available-for sale with a weighted-average tax equivalent yield of 2.34% totaled $379,243 and represented 32% of total average earnings assets and average loans yielding 5.94% represented 68% of total average earning assets. This compares to the first nine months of 2011, when the average securities portfolio was $291,945 with a weighted average yield of 3.24% and represented 26% of total average earning assets, while average loans yielding 6.22% represented 74% of total average earning assets. The decline in the yield on the securities portfolio was due to: (1) new purchases booked at rates lower than the average portfolio; and (2) accelerated prepayment speeds on agency mortgage-backed securities accelerating the amortization of premiums. The decline in the yield on loans was primarily due to the following factors: (1) new loan production during the first nine months of 2012 booked at yields lower than the average portfolio; (2) rate reductions on existing loans due to competitive pressure; and (3) reductions in active rate floors on existing loans at repricing or maturity date.

The decline in earning asset yields was partially offset by a decrease in the cost of funds. The cost of interest-bearing liabilities declined by 45 basis points from 1.18% through September 30, 2011, to 0.73% through September 30, 2012. The decline in rates is evident in each core deposit category as the cost of interest-bearing core deposits fell by 46 basis points from 0.95% for the first nine months of 2011 to 0.49% for the same period in 2012. The cost of wholesale funding also declined from 2.12% through September 30, 2011, to 1.30% for the same period in 2012. All categories of wholesale funding showed a decline in rates with the exception of Trust Preferred.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the nine months ended September 30, 2012, and September 30, 2011.

Table IV

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Nine Months Ended September 30, 2012
	Compared to September 30, 2011
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$(3)	$2	$(1)
Securities available-for-sale:
Taxable	1,381	(2,525)	(1,144)
Tax-exempt(1)	1,025	(285)	740
Loans held-for-sale	(7)	(4)	(11)
Loans, net of deferred fees and allowance (2)	(331)	(1,714)	(2,045)

Total interest earning assets(1)	2,065	(4,526)	(2,461)

Interest paid on:
Money market and NOW accounts	(154)	(1,269)	(1,423)
Savings deposits	11	(92)	(81)
Time deposits—core (3)	(323)	(455)	(778)

Total interest-bearing core deposits	(466)	(1,816)	(2,282)

Time deposits—non-core	443	(337)	106
Federal funds purchased	(12)	—	(12)
FHLB & FRB borrowings	1,236	(1,389)	(153)
Trust preferred	—	17	17

Total interest-bearing wholesale funding	1,667	(1,709)	(42)

Total interest-bearing liabilities	1,201	(3,525)	(2,324)
Net interest income(1)	$864	$(1,001)	$(137)

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $625 and $366 for the nine months ended September 30, 2012 and 2011, respectively. Net interest margin was positively impacted by 7 and 4 basis points, respectively.

(2)	Interest income includes recognized loan origination fees of $142 and $15 for the nine months ended September 30, 2012 and 2011, respectively.
(3)	Defined by the Company as local non-public time deposits, including local non-public time deposits in excess of $100.

The year-to-date September 30, 2012, rate/volume analysis shows that net interest income decreased by $137 from the same period last year. Interest income including loan fees through September 30, 2012, declined by $2,461 from last year as higher volumes of earning assets increased interest income by $2,065, which was more than offset by a $4,526 decline in interest income due to lower rates. Interest expense through September 30, 2012, was down $2,324 when compared to the same period last year. The rate/volume analysis shows interest expense on core deposits fell by $2,282 due to both lower volumes and lower rates. Interest expense on wholesale funding was relatively unchanged at September 30, 2012, compared to the September 30, 2012, as increased interest expense due to higher volumes was offset by a reduction in interest expense due to lower rates.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the periods ended September 30, 2012, and September 30, 2011:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance, beginning of period	$16,175	$15,326	$14,941	$16,570
Provision charged to income	—	1,750	1,900	5,900
Loans charged against allowance	(1,140)	(2,208)	(2,809)	(8,085)
Recoveries credited to allowance	1,248	419	2,251	902

Balance, end of period	$16,283	$15,287	$16,283	$15,287

The year-to-date provision for loan losses through September 30, 2012, was $1,900, compared to $5,900 for the same period last year. The decrease in the provision was primarily the result of a reduction in net charge offs, classified assets and nonperforming assets. Net charge offs through September 30, 2012, were $558, or annualized 0.09% of average loans, compared to net charge offs of $7,183, or 1.15% of average loans recorded the same period in 2011. The Company’s classified assets at September 30, 2012, were 32.43% of regulatory capital compared to 38.91% and 45.51% of regulatory capital at December 31, 2011, and September 30, 2011, respectively. The allowance for loan losses for outstanding loans at September 30, 2012, was $16,283, or 1.95% of outstanding loans, compared to 1.82% and 1.85% of outstanding loans at December 31, 2011, and September 30, 2011, respectively.

At September 30, 2012, $10,516 of loans (net of government guarantees) were classified as impaired. A specific allowance of approximately $72 (included in the ending allowance at September 30, 2012) was assigned to these loans. That compares to impaired loans of $30,094, and a specific allowance assigned of $455, at December 31, 2011.

Total nonperforming assets, net of government guarantees, were $28,935 at September 30, 2012, or 2.14% of total assets. That compares to nonperforming assets of $37,099, or 2.92% of total assets, at December 31, 2011, and $44,528, or 3.56% of total assets, at September 30, 2011. Nonperforming assets at September 30, 2012 consisted of $9,700 in nonaccrual loans (net of government guarantees), $0 in loans 90 days past due and still accruing interest, and $19,235 in other real estate owned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more, and other real estate owned for the periods covered in this Report:

Nonperforming Assets and Asset Quality Ratios

(In thousands)

(Unaudited)

	September 30,	December 31,	September 30,
	2012	2011	2011
NONPERFORMING ASSETS
Non-accrual loans
Real estate secured loans:
Permanent loans:
Multifamily residential	$—	$—	$—
Residential 1-4 family	2,517	3,426	3,393
Owner-occupied commercial	3,624	5,138	4,704
Non-owner-occupied commercial	—	575	1,313

Total permanent real estate loans	6,141	9,139	9,410
Construction loans:
Multifamily residential	—	—	—
Residential 1-4 family	—	757	1,596
Commercial real estate	—	933	1,500
Commercial bare land and acquisition & development	—	7,837	13,027
Residential bare land and acquisition & development	104	1,929	1,451

Total construction real estate loans	104	11,456	17,574

Total real estate loans	6,245	20,595	26,984
Commercial loans	4,578	5,999	6,732

Total nonaccrual loans	10,823	26,594	33,716
90 days past due and accruing interest	—	—	—
Total nonperforming loans	10,823	26,594	33,716
Nonperforming loans guaranteed by government	(1,123)	(495)	(851)

Net nonperforming loans	9,700	26,099	32,865
Other real estate owned	19,235	11,000	11,663

Total nonperforming assets, net of guaranteed loans	$28,935	$37,099	$44,528

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of total loans outstanding, net of loans held for sale	1.95%	1.82%	1.85%
Allowance for loan losses as a percentage of total nonperforming loans, net of government guarantees	167.87%	57.25%	46.51%
Net loan charge offs as a percentage of average loans, annualized	-0.05%	1.74%	1.15%
Net nonperforming loans as a percentage of total loans	1.16%	3.18%	3.97%
Nonperforming assets as a percentage of total assets	2.14%	2.92%	3.56%
Consolidated classified asset ratio(1)	32.43%	38.91%	45.51%

(1)

Classified asset ratio is defined as the sum of all loan-related contingent liabilities and loans internally graded substandard or worse (net of government guarantees), adversely classified securities, and other real estate owned, divided by total consolidated Tier 1 capital plus the allowance for loan losses.

Nonperforming assets at September 30, 2012, declined $15,593 from the same period last year, and $8,164 from December 31, 2011. Nonperforming loans net of government guarantees, at September 30, 2012, decreased $23,165 from the same period last year, and declined $16,399 since December 31, 2011. At September 30, 2012, other real estate owned increased $8,235 and $7,572 over December 31, 2011, and September 30, 2011, respectively. During the third quarter 2012 and as expected, a commercial property assemblage was transferred from nonaccrual loans to other real estate owned. In total during the third quarter 2012, $13,242 of loans were transferred from nonaccrual loans to other real estate owned, which Management expects will allow the Company to begin prudent marketing of the properties. Going forward, the timing of individual resolutions of problem assets is difficult to predict; however, the Company believes effective plans and strategies are in place that suggest a continuing decline in problem assets during the remainder of 2012 and into 2013.

Noninterest Income

Year-to-date September 30, 2012, noninterest income was $4,358, down $189 or 4% from the same period last year. The prior year’s noninterest income included $825 of revenue from the gain on the sale of securities, while in the first nine months of 2012 there were no sales of securities. Excluding this gain on sale of securities in 2011, year-to-date September 30, 2012, noninterest income was up $636 or 17% over the same period last year. The increase in 2012 noninterest income when compared to last year was primarily attributable to the $432 in revenue from the BOLI investment and a $250 increase in the other income category, which was primarily generated from rental income on other real estate owned properties. In addition, account service charge revenues increased $31 or 2% over the same period last year.

On a linked-quarter basis, third quarter 2012 noninterest income was down $78 from second quarter 2012 noninterest income. The linked-quarter decline was mainly due to a seasonal decrease in merchant bankcard fees. Looking forward to the fourth quarter 2012, noninterest income is expected to be up slightly from third quarter 2012 as merchant bankcard activity is projected to increase.

Noninterest Expense

Year-to-date September 30, 2012, noninterest expense was $26,198, down $1,092 or 4% from the same period in 2011. The decline in noninterest expense was primarily due to a decrease in FDIC assessments, other real estate expense, and the other expense category, that was partially offset by an increase in salaries and employee benefits. FDIC assessments through September 30, 2012, were $814, down $454 or 36% from the same period last year. The decline in FDIC assessments was primarily due to a change in assessment methodology based on net tangible assets versus deposits that became effective in second quarter 2011. Other real estate expense was $1,082 through September 30, 2012, down $1,064 or 50% from last year reflecting a lower level of valuation write downs in the current year when compared to last year. The other expense category through September 30, 2012, was $5,407, down $124 or 2% from the same period last year. The drop in the other expense category was primarily due to a decrease in legal fees related to problem assets. Offsetting a portion of these declines in noninterest expense was a $585 or 4% increase in personnel expense. Within the personnel expense category, base salaries, equity-based compensation, bonus expense and group insurance increased $252, $221, $178, and $256, respectively. The increase in these areas was partially offset by increased loan origination costs of $456, which are booked as a reduction of salary expense.

On a linked-quarter basis, third quarter 2012 noninterest expense was down $50 from second quarter 2012 as an increase in other real estate expense was more than offset by a decline in personnel expense. Looking forward to the fourth quarter 2012, noninterest expense is expected to be flat with or down from third quarter 2012 levels as other real estate expense is expected to decline.

BALANCE SHEET

Loans

At September 30, 2012, outstanding loans, net of deferred fees, were $836,205, up $16,053 from December 31, 2011, and up $8,393 from September 30, 2011. A summary of outstanding loans by market at September 30, 2012, December 31, 2011, and September 30, 2011, follows:

Summary of Outstanding Loans

(dollars in thousands)

	September 30,	December 31,	September 30,
	2012	2011	2011
Eugene market gross loans, period end	$239,245	$236,256	$248,525
Portland market gross loans, period end	375,234	380,071	374,322
Seattle market gross loans, period end	151,745	159,767	167,112
Out of market dental gross loans, period end	69,981	44,058	37,853

Total gross loans, period end	$836,205	$820,152	$827,812

The Eugene market showed an increase in outstanding loans during the first nine months of 2012, while the Portland and Seattle markets contracted slightly. The growth in the Eugene market was the result of an increase in commercial and industrial and owner-occupied commercial real estate loans. Both Portland and Seattle also experienced an increase in commercial and industrial and owner-occupied loans, but growth in this area was offset continued contraction in construction loans and non-owner occupied loans. All three markets continued to increased loan activity and loan production pipelines are improving. The Company believes expansion of its commercial and industrial loan and owner-occupied lending will continue to accelerate during 2012 and that contraction in loans secured by real estate will abate resulting in growth in net outstanding loans throughout the remainder of the year.

Outstanding loans to dental professionals at September 30, 2012, totaled $245,606 and represented 29.3% of total outstanding loans compared to dental professional loans of $208,489 or 25.4% at December 31, 2011, and $196,094 or 23.7% at September 30, 2011.

The fastest growing area of lending for the Company is out-of-market dental loans, comprised solely of loans to dental practitioners. During 2011, the Company expanded its lending to dental professionals nationally in selected markets. Out-of-market health care loans grew by $25,923 or 58.8% during the first nine months of 2012 and were up $32,128 or 84.9% over the same period in 2011. The Company expects growth in this area of lending to continue to expand during fourth quarter 2012 and in 2013.

Securities

At September 30, 2012, the securities available-for-sale totaled $406,175, up $18,797 over the prior quarter end, and up $59,633 over December 31, 2011. The securities portfolio represented 30.0% of total assets at September 30, 2012, up from 27.2% at September 30, 2011. At September 30, 2012, the portfolio had a pre-tax unrealized gain of $10,180 compared to a pre-tax unrealized gain of $5,760 at December 31, 2011. During the first nine months of 2012, the Company purchased $133,800 in new securities, while receiving $72,703 in cash flow from the portfolio. There were no securities sales during the first nine months of 2012. Purchases through September 30, 2012, were high-quality U.S. government agencies, agency mortgage-backed securities and longer-term tax-exempt municipals. At September 30, 2012, taxable and tax-exempt municipal securities were $79,796 and comprised 19.7% of the total portfolio. Management believes that it exercised caution in its purchases of municipals, relying on credit reports, demographic information, population growth, unemployment levels, changes in housing prices, and general fund and reserve balances. The Company does not have material exposure to any single municipality. The 2012 purchases supported the Company’s strategy of positioning the securities portfolio to provide earnings and hedge the balance sheet against a rates-up scenario due to the Company’s liability sensitive position. In an unchanged rate environment, the portfolio is expected to produce annual cash flow of approximately $84,100, primarily from the mortgage-backed portion of the portfolio. At September 30, 2012, the portfolio had an average life of 4.0 years and duration of 3.5 years, relatively unchanged from the average life and duration at December 31, 2011. Going forward, the portfolio is expected to increase moderately and purchases will be dependent upon core deposit growth, loan growth, and the Company’s interest rate risk position.

At September 30, 2012, $9,023 or 2.2% of the total securities portfolio was composed of private-label mortgage-backed securities. At September 30, 2012, $3,261 of the Company’s private-label mortgage-backed securities were classified as substandard. Management reviews monthly all available information, including current and projected default rates and current and projected loss severities, related to the collectability of its potentially impaired investment securities and determined no OTTI was required during the first nine months of 2012. However, recognition of OTTI on the private-label mortgage-backed portion of the portfolio is possible in future quarters depending upon economic conditions, default rates on home mortgages, loss severities on foreclosed homes, unemployment levels, and home values.

In management’s opinion, the remaining securities in the portfolio in an unrealized loss position were considered only temporarily impaired at September 30, 2012. The Company presently has no intent, nor is it more likely than not that it will be required, to sell these securities before their recovery. Management believes that substantially all decreases in fair value of the remaining securities were due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities resulted from current economic conditions. Although yields on these securities may be below market rates during the period, no loss of principal is presently expected.

Goodwill and Intangible Assets

At September 30, 2012, the Company had a recorded balance of $22,031 in goodwill from the November 30, 2005, acquisition of Northwest Business Financial Corporation (“NWBF”). In addition, at September 30, 2012, the Company had $37 of core deposit intangible assets resulting from the acquisition of NWBF. The core deposit intangible was determined to have an expected life of approximately seven years and is being amortized over that period using the straight-line method and will be fully amortized in November 2012. In accordance with GAAP, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment. Management performs an impairment analysis of the intangible assets with indefinite lives at least annually. The last impairment test was performed at December 31, 2011, at which time no impairment was determined to exist.

Deposits

Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and non-public local time deposits, including non-public local time deposits in excess of $100, were $882,614 and represented 90% of total deposits at September 30, 2012. Outstanding core deposits at September 30, 2012, were down $3,229 from December 31, 2011, and up $1,887 over September 30, 2011, respectively. The decline in core deposits during the first nine months of 2012 was primarily related to volatility in large depositor balances, including approximately $20,000 in temporary funds in a single large depositor at December 31, 2011 that was withdrawn from the bank shortly after year-end. The large depositors are primarily in the Eugene and Portland markets, both of which show a decline in core deposits during the first nine months of 2012. The Seattle market showed an increase of $21,511 or 17.7% and $19,236 or 15.5% over December 31, 2011 and September 30, 2011, respectively. Growth of Seattle market core deposits was primarily centered in the nonprofit segment.

A summary of outstanding core deposits and average core deposits by market and other deposits classified as wholesale funding at September 30, 2012, December 31, 2011, and September 30, 2011 follows:

Summary of Outstanding Core Deposits

(dollars in thousands)

	Period Ended
	September 30,	December 31,	September 30,
	2012	2011	2011
Eugene market core deposits, period end(1)	$512,842	$526,928	$514,453
Portland market core deposits, period end(1)	226,576	237,230	242,341
Seattle market core deposits, period end(1)	143,196	121,685	123,933

Total core deposits, period end(1)	882,614	885,843	880,727
Other deposits, period end	97,548	79,411	70,890

Total deposits, period end	$980,162	$965,254	$951,617

	Three months ended
	September 30,	December 31,	September 30,
	2012	2011	2011
Eugene market core deposits, average(1)	$508,927	$509,882	$507,644
Portland market core deposits, average(1)	229,913	239,459	252,903
Seattle market core deposits, average(1)	140,720	123,421	126,837

Total cor1e deposits, average(1)	879,560	872,762	887,384
Other deposits, average	99,852	73,988	71,940

Total deposits, average	$979,412	$946,750	$959,324

(1)	Core deposits include all demand, savings, and interest checking accounts, plus all local time deposits including local time deposits in excess of $100, 000. time deposits in excess of $100.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures at September 30, 2012, which were issued in conjunction with the acquisition of NWBF and had an interest rate of 6.265% that was fixed through January 2011. In January 2011, the rate on the junior subordinated debentures changed to three-month LIBOR plus 135 basis points. At September 30, 2012, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines.

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

Additional information regarding the terms of the junior subordinated debentures, including maturity/repricing dates and interest rate, is included in Note 10 of the Notes to Consolidated Financial Statements in the Company’s 2011Annual Report on Form 10-K.

Capital Resources

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the issuance of new stock whether through stock offerings or through the exercise of stock options. Capital formation allows the Company to grow assets and provides flexibility in times of adversity. Shareholders’ equity at September 30, 2012, was $182,779, up $3,913 from December 31, 2011, and up $1,709 from September 30, 2011.

In February 2012, the Company’s Board of Directors authorized the repurchase of up to five percent of the Company’s shares, or approximately 922,000 shares with the purchases to take place over a 12-month period. During the third quarter 2012, the Company repurchased 166,612 shares at a weighted average price of $9.00 per share including commissions. Since the inception of the plan, the Company has repurchased 576,537 shares at a weighted average price of $8.82. Total shares repurchased to date amount to 3.1% of the total outstanding shares at the commencement of the repurchase plan. During the remainder of 2012, the Company plans to use the repurchase plan, regular dividends, and special dividends if necessary in order to maintain capital at levels similar to December 31, 2011. For additional details regarding the changes in equity, please see the Consolidated Statements of Changes in Shareholders’ Equity on page 6 of this Report.

The Federal Reserve Board and the FDIC have in place guidelines for risk-based capital requirements applicable to U.S. bank holding companies and banks. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in three ways, first by measuring Tier 1 capital to leverage assets, followed by capital measurement in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. These guidelines require a minimum of 4% Tier 1 capital to leverage assets, 4% Tier 1 capital to risk-weighted assets, and 8% total capital to risk-weighted assets. In order to be classified as well-capitalized, the highest capital rating, by the Federal Reserve and FDIC, these three ratios must be in excess of 5.00%, 6.00%, and 10.00%, respectively. The Company’s leverage capital ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio were 12.53%, 17.37%, and 18.62%, respectively, at September 30, 2012, all ratios being well above the minimum “well-capitalized” designation.

In June 2012, the federal banking agencies each issued notices of proposed rule-making that would revise regulatory capital rules for U.S. banking organizations and align them with the Basel III capital framework issued by the Basel Committee on Banking Supervision. The proposed rules will be phased in over the next 10 years, beginning January 1, 2013. The proposed revisions to the agencies’ capital rules include, among other things, revised risk-based and leverage capital requirements, implementation of a new common equity Tier 1 minimum capital requirement, and a higher minimum Tier 1 capital requirement. Under the proposed rules, our trust preferred securities would be phased out of Tier 1 capital at a rate of 10% per year over a 10-year period. Please refer to Item 1A “Risk Factors” for more information about these proposed rules. The proposed rules are not yet final and are subject to further modification by the federal banking agencies. The Company is evaluating the impact that the proposed rules would have on its capital management policy and expects to exceed the minimum capital requirements within the prescribed implementation timelines.

In general, the Company has generally paid cash dividends on a quarterly basis. During the third quarter 2012, the Company announced a change in its dividend schedule. Going forward, cash dividends, when and if declared, will be declared and announced simultaneously with the Company’s quarterly earnings releases in January, April, July, and October each year with dividends to be paid in February, May, August, and November. The Board of Directors considers the dividend amount quarterly and takes a broad perspective in its dividend deliberations including a review of recent operating performance, capital levels, and concentrations of loans as a percentage of capital, and growth projections. The Board also considers dividend payout ratios, dividend yield, and other financial metrics in setting the quarterly dividend.

The Board of Directors, at its July 24, 2012, meeting, approved a regular cash dividend of $0.06 per share and a special dividend of $0.03 per share that was paid on August 13, 2012. Through the end of the third quarter 2012, the Company has paid regular cash dividends to shareholders totaling $0.18 per share and special cash dividends to shareholders of $0.03 per share. Subsequent to the end of the quarter, on October 16, 2012, the Company increased its regular quarterly cash dividend to $0.07 per share and declared a special cash dividend of $0.04 per share both to be paid on November 13, 2012. The Company presently projects that existing capital will be sufficient to fund anticipated organic asset growth, while maintaining a “well-capitalized” designation from all regulatory agencies.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Company commits to extensions of credit and issues letters of credit. The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2012, the Company had $153,996 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Company to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At September 30, 2012, the Company had $1,845 in letters of credit and financial guarantees written.

LIQUIDITY AND CASH FLOWS

Liquidity is the term used to define the Company’s ability to meet its financial commitments. The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds. The Company derives liquidity through core deposit growth, maturity of investment securities, and loan payments. Core deposits include demand, interest checking, money market, savings, and local time deposits, including local non-public time deposits in excess of $100. Additional liquidity and funding sources are provided through the sale of loans, sales of securities, access to national CD markets, and both secured and unsecured borrowings. The Company uses a number of measurements to monitor its liquidity position on a daily, weekly, and monthly basis, which includes its ability to meet both short-term and long-term obligations, and requires the Company to maintain a certain amount of liquidity on the asset side of its balance sheet. The Company also prepares quarterly projections of its liquidity position 30 days, 90 days, 180 days, and one year into the future. In addition, the Company prepares a Liquidity Contingency Plan at least semi-annually that is strategic in nature and forward-looking to test the ability of the Company to fund a liquidity shortfall arising from various escalating events. The Liquidity Contingency Plan is presented and reviewed by the Company’s Asset and Liability Committee (ALCO).

Core deposits at September 30, 2012, were $882,614 and represented 90% of total deposits. Core deposits at September 30, 2012 were relatively unchanged from December 31, 2011, primarily as a result of temporary balances of approximately $20,000 held by a single large depositor at the Company on December 31, 2011, which were withdrawn shortly following year-end. During the third quarter 2012, the Company experienced growth in outstanding core deposits of $30,833 over the prior quarter-end. The Company experienced its typical seasonal core deposit pattern in 2012, where outflows historically occur during the first six months of the year followed by growth during the second half of the year. The Company experienced an increase in outstanding loans and the securities portfolio during the third quarter 2012, which was funded through core deposit growth and the use of wholesale funds. Over the last year, the Company has built up significant liquidity on the asset side of the balance sheet through growth in the securities portfolio. The securities portfolio represented 30% of total assets at September 30, 2012, compared to 27% at September 30, 2011. At September 30, 2012, $20,071 of the securities portfolio was pledged to support public deposits, leaving $386,104 of the securities portfolio unencumbered and available-for-sale at such date. The securities portfolio is also available to fund loan growth as $84,100 in cash flows are projected from the portfolio over the next 12 months. In addition, at September 30, 2012, the Company had $40,136 of government guaranteed loans that could be sold within 30 days in the secondary market to support the Company’s liquidity position.

Due to its strategic focus to market to specific segments, the Company has been successful in developing deposit relationships with several large clients, which are generally defined as deposit relationships of $1,000 or more, which are closely monitored by management and Company officers. At September 30, 2012, 34 large deposit relationships with the Company accounted for $304,798 or 34.5% of total outstanding core deposits. The single largest client represented 5.1% of outstanding core deposits at September 30, 2012. The loss of this deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity. The Company uses a 10-point risk-rating system to evaluate each of its large depositors in order to assist management in its daily monitoring of the volatility of this portion of its core deposit base. The risk-rating system attempts to determine the stability of the deposits of each large depositor, evaluating among other things the length of time the depositor has been with the Company and the likelihood of loss of individual large depositor relationships. Risk ratings on large depositors are reviewed at least quarterly and adjusted if necessary. Company management and officers maintain close relationships and hold regular meetings with the Company’s large depositors to assist in management of these relationships. The Company expects to maintain these relationships and believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients and regularly tests its ability to mitigate the loss of multiple large depositor relationships in its Liquidity Contingency Plan.

At September 30, 2012, the Company had secured borrowing lines with the Federal Home Loan Bank of Seattle (“FHLB”) and the Federal Reserve Bank of San Francisco (“FRB”), along with unsecured borrowing lines with various correspondent banks totaling $423,939. The Company’s secured lines with the FHLB and FRB were limited by the amount of collateral pledged. At September 30, 2012, the Company had pledged $229,058 in discounted collateral value in commercial real estate loans, first and second lien single-family residential loans, multi-family loans, to the FHLB. Additionally, certain commercial and commercial real estate loans with a discounted value of $86,881 were pledged to the FRB under the Company’s Borrower-In-Custody program. The Company’s unsecured correspondent bank lines were $108,000. At September 30, 2012, the Company had $165,000 in borrowings outstanding from the FHLB, $0 outstanding with the Federal Reserve Bank of San Francisco, and $9,385 outstanding on its overnight correspondent bank lines, leaving a total of $249,554 available on its secured and unsecured borrowing lines at such date.

As disclosed in the Consolidated Statements of Cash Flows in Item 1 of this Report, net cash provided by operating activities was $21,618 during the nine months ended September 30, 2012. The difference between cash provided by operating activities and net income largely consisted of non-cash items including a $1,900 provision for loan losses and depreciation and amortization of $7,145. Net cash of $87,339 was used in investing activities, during the nine months ended September 30, 2012, consisting principally of $133,800 in purchases of investment securities and a net loan principal increase of $30,135, which was partially offset by proceeds from maturities of investment securities of $72,703. Cash provided by financing activities was $66,754, during the nine months ended September 30, 2012 and primarily consisted of an increase in deposits and FHLB borrowings.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Management believes there has been no material change in the Company’s exposure to market risk. Readers are referred to the Company’s 2011 Annual Report on Form 10-K, for specific discussion.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of September 30, 2012, the measurement date for purposes of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective, timely providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We are not aware of any significant deficiencies or material weaknesses in our internal controls, therefore no corrective actions were taken.

PART II	OTHER INFORMATION

Item 1	Legal Proceedings

During the second quarter 2012, a total of $2,758 in funds disbursed to Pacific Continental Bank by Order of the United States Bankruptcy Court for the District of Arizona in the case In re Washington Coast I, L.L.C., Structural Investments & Planning IV, L.L.C., pending appeal to the 9th Circuit Bankruptcy Appellate Panel of the Final Judgment in adversary matter Pacific Continental Bank v. Resource Funding, Inc. These funds were applied as a reduction to nonperforming loans during the quarter. Management believes that the outcome of the appeal should be in favor of Pacific Continental Bank; however, if the Final Judgment is overturned, reversed or vacated, Pacific Continental Bank will be required to return the disbursed funds to the Court Clerk.

Item 1A	Risk Factors

The continued challenges in the economy could have a material adverse effect on our future results of operations or market price of our stock; there can be no assurance that U.S. governmental measures responding to these challenges will successfully address these circumstances; the U.S. government continues to face significant fiscal and budgetary challenges which if not resolved, may further exacerbate U.S. economic conditions.

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

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. Refer to “Supervision and Regulation” in Item 1 of our 2011 Annual Report on Form 10-K for discussion of certain of these measures. In response to the adverse financial and economic developments that have, since 2008, impacted the U.S. and global economies and financial markets, and presented challenges for the banking and financial services industry, various significant economic and monetary stimulus measures have been enacted and considered by the U.S. Congress. It cannot be predicted whether these or other U.S. governmental actions will result in lasting improvement in financial and economic conditions affecting the U.S. banking industry and the U.S. economy. It also cannot be predicted whether and to what extent the efforts of the U.S. government to combat the mixed economic conditions will continue. If, notwithstanding the government’s fiscal and monetary measures, the U.S. economy were to deteriorate, this would present significant challenges for the U.S. banking and financial services industry and for our Company.

The challenges to the level of economic activity in the U.S., and, therefore, to the banking industry, have also been exacerbated by the extensive political disagreements regarding the statutory debt limit on U.S. federal government obligations and measures to address the substantial federal deficits. Following enactment of federal legislation in August 2011 which averted a default by the U.S. federal government on its sovereign obligations by raising the statutory debt limit and which established a process whereby cuts in federal spending may be accomplished, Standard & Poor’s Ratings Services (Standard & Poor’s) lowered its long-term sovereign credit rating on the U.S. to “AA+” from “AAA” while affirming its highest rating on short-term U.S. obligations. Standard & Poor’s also stated that its outlook on the long-term rating remained negative. At the present time, the other two major U.S. credit rating agencies have not lowered their credit rating on the U.S.; however, both of them have stated that their outlook on the U.S. is negative. Although it is not possible to predict the long-term impact of these developments on the U.S. economy in general and the banking industry in particular, the downgrade by Standard & Poor’s and any further downgrades by it or other rating agencies could increase over time the U.S. federal government’s cost of borrowing which may worsen its fiscal challenges, as well as generating upward pressure on interest rates generally in the U.S. which could, in turn, have adverse consequences for borrowers and the level of business activity. As a result of the August 2011 federal budget legislation, unless Congress and the President agree on new budget legislation by the end of 2012, automatic federal spending cuts of some $1.2 trillion over nine years, to be spread between defense and non-defense spending, will be triggered. In addition, absent further federal tax legislation, the federal income tax reductions instituted during the Bush Administration will expire at the end of 2012. Any of the foregoing developments could generate further uncertainties and challenges for the U.S. economy which, in turn, could adversely affect the prospects of the banking industry in the U.S. and our business.

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

Concentration in real estate loans and further deterioration in the real estate markets we serve could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations.

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

Bank regulatory authorities and investors generally view significant loan concentrations within any particular industry as carrying higher inherent risk than a loan portfolio without any significant concentration in one industry. We have a significant concentration of loans to dental professionals which represented 29.3% of our total loan portfolio at September 30, 2012. While we apply credit practices which we believe to be prudent to these loans as well as all the other loans in our portfolio, due to our concentration in dental lending we are exposed to the general risks of industry concentration, which include adverse market factors impacting that industry alone or disproportionately to other industries. In addition, bank regulatory authorities may in the future require us to limit additional lending in the dental industry if they have concerns that our concentration in that industry creates significant risks, which in turn could limit our ability to pursue new loans in an area where we believe we currently have a competitive advantage.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At September 30, 2012, our nonperforming loans (which include all nonaccrual loans, net of government guarantees) were 1.16% percent of the loan portfolio. At September 30, 2012, our nonperforming assets (which include foreclosed real estate) were 2.14% percent of total assets. These levels of nonperforming loans and assets are at elevated levels compared to historical norms. Nonperforming loans and assets adversely affect our net income in various ways. Until economic and market conditions improve, we [may] expect to continue to incur losses relating to nonperforming assets. We generally do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors which can be detrimental to the performance of their other responsibilities. Any significant future increase in nonperforming assets could have a material adverse effect on our business, financial condition and results of operations.

Tightening of credit markets and liquidity risk could adversely affect our business, financial condition and results of operations.

A tightening of the credit markets or any inability to obtain adequate funds at an acceptable cost for continued loan growth could adversely affect our asset growth and liquidity position and, therefore, our earnings capability. In addition to core deposit growth, maturity of investment securities, and loan payments, the Company also relies on wholesale funding sources including unsecured borrowing lines with correspondent banks, secured borrowing lines with the Federal Home Loan Bank of Seattle and the Federal Reserve Bank of San Francisco, public time certificates of deposits, and out-of-area and brokered time certificates of deposit. Our ability to access these funding sources could be impaired by deterioration in our financial condition as well as factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations for the financial services industry or serious dislocation in the general credit markets. In the event such disruption should occur, our ability to access these funding sources could be adversely affected, both as to price and availability, which would limit, or potentially raise the cost of, the funds available to the Company.

The FDIC has increased insurance premiums to rebuild and maintain the federal deposit insurance fund and there may be additional future premium increases and special assessments which would adversely affect our results of operations.

In recent years, like all insured institutions, the Bank paid an FDIC-imposed special deposit insurance assessment of five basis points and prepaid its estimated quarterly risk-based assessments through 2012.

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

On October 17, 2012, we announced a quarterly dividend of $0.07 per share, payable November 13, 2012, an increase of $0.01 per share over the prior quarter’s dividend and declared a special cash dividend of $0.04 per share. Through September 30, 2012, the Company has paid total cash dividends of $0.22 per share. For the year ended December 31, 2011, the Company paid $0.10 per share in dividends. Our ability to pay dividends on our common stock depends on a variety of factors. It is possible in the future that we may not be able to continue paying quarterly dividends commensurate with historic levels, if at all. As a holding company, a substantial portion of our cash flow typically comes from dividends our bank subsidiary pays to us. Cash dividends will depend on sufficient earnings to support them and adherence to bank regulatory requirements. If the Bank is not able to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations and prospects.

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

In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At September 30, 2012, we had stock in the FHLB totaling $10,557. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. On September 24, 2012, FHLB redeemed $95 of the bank’s FHLB stock. As of September 30, 2012, we did not recognize an impairment charge related to our FHLB stock holdings. Future negative changes to the financial condition of the FHLB could require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our reported earnings.

At September 30, 2012, we had $22,031 of goodwill on our balance sheet. In accordance with GAAP, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of qualitative and quantitative factors, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant entity-specific events. At September 30, 2012, we did not recognize an impairment charge related to our goodwill. Future evaluations of goodwill may result in findings of impairment and write downs, which could be material.

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

We operate in a highly regulated environment and the effects of recent and pending federal legislation or of changes in, or supervisory enforcement of, banking or other laws and regulations could adversely affect us.

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

In June 2012, the Federal Reserve and the other federal banking agencies issued notices of proposed rule-making to implement the third installment of the Basel Accords (the “Basel III”) for U.S. financial institutions. The proposed rules will be phased in over the next 10 years, beginning January 1, 2013. Basel III sets forth more robust global regulatory standards on capital adequacy, leverage ratios, market liquidity risk, and stress testing, which may pose to be stricter than standards currently in place. This proposal is generally consistent with Basel III and also would implement aspects of the Dodd-Frank Act. The proposed revisions to the agencies’ capital rules include, among other things, revised risk-based and leverage capital requirements, implementation of a new common equity Tier 1 minimum capital requirement, and a higher minimum Tier 1 capital requirement. Under the proposed rules, our trust preferred securities would be phased out of Tier 1 capital at a rate of 10% per year over a 10-year period. The implementation of these new standards could have an adverse impact on our financial position and future earnings due to the inclusion of Tier 1 capital as a core capital component of Basel III and because of the heightened minimum capital requirements that will be implemented. While the ultimate implementation of these proposals is subject to the discretion of the federal bank regulators and there is no assurance that these proposals will be adopted in their current form, these proposals, if adopted, could restrict our ability to grow during favorable market conditions or require us to raise additional capital and liquidity. The application of more stringent capital requirements would, among other things, result in lower returns on invested capital and result in regulatory actions if we were unable to comply with said requirements. As a result, our business, results of operations, financial condition or prospects could be adversely affected.

We are also part of the FDIC’s Transaction Account Guarantee (TAG) program, which began in December 2008 and has been extended several times over the last several years. Under the TAG program, all noninterest-bearing transaction accounts with participating institutions, such as ours, are fully guaranteed by the FDIC for the full amount of the account. The TAG program is currently scheduled to terminate on December 31, 2012. If the program is terminated, such accounts would return to being covered under the standard FDIC general deposit insurance rules. If the unlimited FDIC guarantee of demand deposit accounts is not extended by Congress, some existing or prospective deposit customers of banks generally, including the Bank, may be inclined to pursue other investment alternatives, which could adversely affect our financial condition and results of operations.

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

Our profitability is dependent to a large extent upon our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our net interest margin, and, in turn, our profitability. We manage our interest rate risk within established guidelines and generally seek an asset and liability structure that insulates net interest income from large deviations attributable to changes in market rates. However, our interest rate risk management practices may not be effective in a highly volatile rate environment. Recently, the banking industry has operated in an extremely low interest rate environment relative to historical averages and the Federal Reserve’s current monetary policies are expected to encourage the continuation of persistently low short-term and long-term interest rates for the next few years, which would place downward pressure on our net interest margin.

We face strong competition from financial services companies and other companies that offer banking services.

Our three major markets are in Oregon and Washington. The banking and financial services businesses in our market area are highly competitive and increased competition may adversely impact the level of our loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. These competitors include national banks, foreign banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. If we are unable to attract and retain banking customers, we may be unable to develop loan growth or maintain our current level of deposits, which could adversely affect our business, financial condition and results of operations.

A failure in our operational systems or infrastructure, or those of third-parties, could impair our liquidity, disrupt our businesses, result in the unauthorized disclosure of confidential information, damage our reputation and cause financial losses.

We are dependent on third-parties and their ability to process and monitor, on a daily basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets. These transactions, as well as the information technology services we provide to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Due to the breadth of our client base and our geographical reach, developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a spike in transaction volume, cyber-security attack or other unforeseen catastrophic events, which may adversely affect our ability to process these transactions or provide services.

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take numerous protective measures to maintain the confidentiality, integrity and availability of our and our clients’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-security attacks and other events that could have an adverse security impact. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third-parties, such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or the threats may originate from within our organization. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.

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

Although we have not experienced a cyber-security incident, if one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our clients’ or other third-parties’ operations, which could result in damage to our reputation, substantial costs, regulatory penalties and/or client dissatisfaction or loss. Potential costs of a cyber-security incident may include, but would not be limited to, remediation costs, increased protection costs, lost revenue from the unauthorized use of proprietary information or the loss of current and/or future customers, and litigation.

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

Risks associated with potential acquisitions and expansion activities may disrupt our business and adversely affect our operating results.

We regularly evaluate potential acquisitions and expansion opportunities. We have in the past, and may in the future, seek to expand our business by acquiring other businesses which we believe will enhance our business. We cannot predict the frequency, size or timing of our acquisitions, as this will depend on the availability of prospective target opportunities at valuation levels we find attractive and the competition for such opportunities from other parties. There can be no assurance that our acquisitions will have the anticipated positive results, including results related to: the total cost of integration; the retention of key personnel; the time required to complete the integration; the amount of longer-term cost savings; continued growth; or the overall performance of the acquired company or combined entity. We also may encounter difficulties in obtaining required regulatory approvals and unexpected contingent liabilities can arise from the businesses we acquire. Further, the asset quality or other financial characteristics of a business or assets we may acquire may deteriorate after an acquisition agreement is signed or after an acquisition closes, which could result in impairment or other expenses and charges which would reduce our operating results. If we are not able to integrate successfully past or future acquisitions, there is a risk that results of operations could be adversely affected. To the extent that we grow through acquisitions, there is a risk that we will not be able to adequately or profitably manage this growth.

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

The Company adopted a repurchase plan to purchase up to five percent of the Company’s outstanding shares. For the nine months ended September 30, 2012, the Company purchased a total of 576,537 shares of common stock at a weighted average price of $8.82 per share.

Period	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plan[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 – 31, 2012	n/a	—	—
February 1 – 29, 2012	$8.48	128,045	793,955
March 1 – 31, 2012	$8.78	114,124	679,831
April 1 – 30, 2012	$9.01	26,094	653,737
May 1 – 31, 2012	$8.94	64,673	589,064
June 1 – 30, 2012	$8.92	76,989	512,075
July 1 – 31, 2012	$9.00	65,189	446,886
August 1 – 31, 2012	$9.04	51,740	395,146
September 1 – 30, 2012	$8.98	49,683	345,463

(1)	On February 23, 2012, the Company announced in a press release the adoption of a plan to repurchase approximately 922,000 shares of its common stock over a twelve-month period.

Item 3	Defaults Upon Senior Securities

None

Item 4	Mine Safety Disclosures

Not applicable

Item 5	Other Information

None

Item 6	Exhibits

31.1	302 Certification, Hal Brown, Chief Executive Officer

31.2	302 Certification, Michael A. Reynolds, Executive Vice President and Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350

101*	The following financial information from Pacific Continental Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION (Registrant)

Dated November 7, 2012	/s/ Hal Brown
Hal Brown
Chief Executive Officer

Dated November 7, 2012	/s/ Michael A. Reynolds
Michael A. Reynolds
Executive Vice President and Chief Financial Officer