Form 10-K
period 2012-12-31
PACIFIC CONTINENTAL CORP
filed 2013-03-14
CIK 1084717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 0-30106

PACIFIC CONTINENTAL CORPORATION

(Exact name of registrant as specified in its charter)

OREGON	93-1269184
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No)

111 West 7th Avenue Eugene, Oregon	97401
(Address of principal executive offices)	(zip code)

(541) 686-8685

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, No par value per share	NASDAQ Global Select Market

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2012 (the last business day of the most recently completed second quarter) was $157,695,056 based on the closing price as quoted on the NASDAQ Global Select Market on that date.

The number of shares outstanding of the registrant’s common stock, no par value, as of February 28, 2013, was 17,835,088.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates, by reference, information from the registrant’s definitive proxy statement for the 2013 annual meeting of shareholders.

PACIFIC CONTINENTAL CORPORATION

FORM 10-K

ANNUAL REPORT

PART I

ITEM 1	Business

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding projected results for 2013, the expected interest rate environment, 2013 provision for loan losses, management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this report, or the documents incorporated by reference:

•

Local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue growth at historical rates and maintain the quality of our earning assets.

•	The local housing or real estate market could continue to decline.

•

The risks presented by an economic recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates.

•

Our concentration in loans to dental professionals exposes us to the risks affecting dental practices in general, including Medicaid and Medicare reimbursement program and changes dues to the Affordable Care Act.

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

Additional factors that could cause actual results to differ materially from those expressed in any forward-looking statements are discussed in Risk Factors in this Form 10-K. Please take into account that forward-looking statements speak only as of the date of this report or documents incorporated by reference. The Company does not undertake any obligation to publicly correct or update any forward-looking statement whether as a result of new information, future events or otherwise.

General

Pacific Continental Corporation (the “Company” or the “Registrant”) is an Oregon corporation and registered bank holding company headquartered in Eugene, Oregon. The Company was organized on June 7, 1999, pursuant to a holding company reorganization of Pacific Continental Bank, its wholly owned subsidiary (the “Bank”).

The Company’s principal business activities are conducted through the Bank, an Oregon state-chartered bank with deposits insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank has no active subsidiaries.

Results and Financial Data

All dollar amounts in the following sections are in thousands except per share amounts or where otherwise indicated.

For the year ended December 31, 2012, the consolidated net income of the Company was $12,653 or $0.69 per diluted share. At December 31, 2012, the consolidated shareholders’ equity of the Company was $183,381 with 17,835,088 shares outstanding and a book value of $10.28 per share. Total assets were $1,373,487. Loans net of allowance for loan losses and unearned fees, were $854,071 at December 31, 2012, and represented 62.2 percent of total assets. Deposits totaled $1,046,154 at year-end 2012, with Company-defined core deposits representing $938,629 or 93.5 percent of total deposits. Core deposits are defined as all demand, interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100. At December 31, 2012, the Bank had a Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio, of 12.15 percent, 16.64 percent and 17.90 percent, respectively, all of which are significantly above the minimum “well-capitalized” level for all capital ratios under FDIC guidelines of 5 percent, 6 percent and 10 percent, respectively. On October 23, 2012, the Company announced the acquisition of Eugene-based Century Bank with assets of approximately $80,000 for $13.4 million in cash, subject to regulatory approval. On February 1, 2013, the Company completed the acquisition of Century Bank. For more information regarding the Company’s financial condition and results of operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements and Supplementary Data in Items 7 and 8 of this Form 10-K.

THE BANK

General

The Bank commenced operations on August 15, 1972. The Bank operates in three primary markets: Portland, Oregon / Southwest Washington, Seattle, Washington, and Eugene, Oregon. At December 31, 2012, the Bank operated fourteen full-service offices in Oregon and Washington and two loan production offices in Washington and Colorado. The primary business strategy of the Bank is to operate in large commercial markets and to provide comprehensive banking and related services tailored to community-based businesses, nonprofit organizations, professional service providers, and banking services for business owners and executives. The Bank emphasizes the diversity of its product lines, high levels of personal service, and offers convenient access through technology, typically associated with larger financial institutions, while maintaining local decision-making authority and market knowledge, typical of a community bank. The Bank has developed expertise in lending to dental professionals, and during 2012 expanded a national dental lending program. More information on the Bank and its banking services can be found on its website (www.therightbank.com). The Bank operates under the banking laws of the State of Oregon, and the rules and regulations of the FDIC. In addition, operations at its branches and other offices in the State of Washington are subject to various consumer protection and other laws of that state.

THE COMPANY

Primary Market Area

The Company’s primary markets consist of metropolitan Portland, which includes Southwest Washington, and metropolitan Eugene in the State of Oregon and metropolitan Seattle in the State of Washington. During 2012, the Company expanded its lending to dental professionals, and now has loans to dental professionals in 20 states. The Company has five full-service banking offices in the metropolitan Portland and Southwest Washington area, seven full-service banking offices in the metropolitan Eugene area, and two full-service offices in the metropolitan Seattle area. It also operates loan production offices in Tacoma, Washington and Denver, Colorado. The Company has its headquarters and administrative office in Eugene, Oregon.

Overall, national economic conditions improved during 2012, while economic conditions in the Company’s primary markets have generally been weaker than national conditions. While slow improvement occurred nationally during 2012, there is some concern about tax increases that were effective January 1, 2013, affecting all American workers and the potential negative impact these increases may have on consumer spending and business investment that ultimately could affect the Company’s primary markets. Historically, the Pacific Northwest, which encompasses all three of the Company’s primary markets, enters a recession late and exits a recession late when compared to other areas of the country. This is particularly true for the Eugene, Oregon market. During 2012, in general, economic conditions improved in all of the Company’s primary markets in line with national general economic conditions; however, certain areas of the Pacific Northwest have fared better than others. In particular, larger metropolitan areas, such as Portland and Seattle have seen more improvement in general economic conditions and job growth than rural areas of Oregon and Washington. As is typical, the economic conditions in the Eugene market have improved, but not at the levels realized in Portland and Seattle.

The unemployment rate for the state of Oregon at December 31, 2012, was 8.4 percent as compared to 7.8 percent nationally and has been slowly trending downward since early 2009. Portland area unemployment stood at 7.8 percent for this same time period, slightly under the state average, and equal to the national average. For Lane County, Oregon (the Eugene market), the unemployment rate was 8.2 percent, lower than the state average, but above the national average. However, the unemployment rate in Lane County, Oregon, is deceptive in that the decline in the rate has been primarily due to the number of individuals leaving the job market as compared to job growth. Historically, Lane County unemployment exceeds the state and national averages. On a monthly basis, the University of Oregon, located in Eugene, Oregon, produces the Oregon Index of Economic Indicators using the year 1997 as its beginning base of 100. This index attempts to measure various components of the state of Oregon economy, including labor markets, capital goods orders, and consumer confidence, in order to determine if economic conditions in the state are improving or deteriorating, and provides the probability of a recession. This index indicated that economic activity for the state of Oregon fell to its lowest level during the first quarter 2009 when the index reached 85.0 and then generally trended upward until the second quarter 2011 when it began trending downward, thus suggesting economic activity in the state had declined during the last half of 2011. During 2012, the index slowly trended upward on a quarterly basis, and for December 2012 was at 92.8, an improvement of 2.6 over the prior year-end. The December 2012 index forecasts the probability of a recession in Oregon at 50 percent.

The unemployment rate for the state of Washington at December 31, 2012, was 7.6 percent, below the national average and trending downward on a quarterly basis since early 2009. In King County, Washington, which includes the metropolitan Seattle area, the unemployment rate at year-end 2012 was 6.1 percent, below the state and national averages. The Seattle market in particular demonstrates more economic diversity than the other primary markets in which the Company operates.

At December 31, 2012, approximately 62 percent of the Company’s loan portfolio was secured by real estate, thus the condition and valuation trends of commercial and residential real estate markets in the Pacific Northwest have had a significant impact on the overall credit quality of the Company’s primary assets in that, in the event of default, the value of real estate collateral and its salability is typically the primary source of repayment. Approximately $80,000, or 9 percent of the Company’s loan portfolio, is categorized as residential and commercial construction loans, which also includes land development and acquisition loans. During 2012, the Company experienced an increase in construction lending, primarily multifamily construction, for the first time since 2008.

Real estate markets in the Pacific Northwest were weak during the economic recession and sluggish recovery. During 2012, some signs of improvement or stabilization were noted, particularly in commercial real estate markets. Commercial real estate prices have firmed and appear to be improving based on recent appraisals received by the Company. In all three of the Company’s primary markets, Eugene, Portland, and Seattle, commercial real estate vacancy rates have improved. In addition, a recent study performed by the Company’s in-house appraisal review department noted that Cap Rates on commercial properties in all three markets had declined from their peak in 2009 and appeared to have stabilized. However, the value of commercial bare land and partially developed commercial land in all three markets has been quite weak due to weak demand and continues to be subject to declines in appraised values depending on their location. There is very little demand for new commercial developments due to the economic conditions in the Pacific Northwest, thus there are relatively few comparable sales available to use to assess the value of certain commercial land development properties.

Residential housing prices in all three of the Company’s primary markets has stabilized or improved. Small pockets of new residential construction are evident in the Portland and Seattle markets. The value of residential bare land and partially developed residential land in all three markets is similar to commercial real estate values. With somewhat weak demand for large parcels of new residential land development properties, there are fewer comparable sales available, thus these properties may show a significant decline in appraised values.

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

In addition to larger institutions, numerous “community” banks and credit unions operated, expanded or moved into the Company’s three primary markets and have developed a similar focus to that of the Company. These institutions have further increased competition in all three of the Company’s primary markets. This number of similar financial institutions and an increased focus by larger institutions in the Company’s primary markets has led to intensified competition in all aspects of the Company’s business, particularly in the area of loan and deposit pricing.

The adoption of the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) led to further intensification of competition in the financial services industry. The GLB Act eliminated many of the barriers to affiliation among providers of various types of financial services and has permitted business combinations among financial service providers such as banks, insurance companies, securities or brokerage firms, and other financial service providers. Additionally, the rapid adoption of financial services through the Internet has reduced or even eliminated many barriers to entry by financial service providers physically located outside our market areas. For example, remote deposit services allow depository companies physically located in other geographical markets to service local businesses with minimal cost of entry. Although the Company has been able to compete effectively in the financial services business in its markets to date, it may not be able to continue to do so in the future.

The financial services industry has experienced widespread consolidation over the last decade and, more recently, this consolidation has accelerated due to closures of banks by applicable regulators. During the past four years, 25 banks in Oregon and Washington have been closed by the regulators, but the pace of regulatory closures slowed significantly in 2012 as compared to prior years. In addition, the number of acquisitions of banks in Oregon and Washington accelerated during 2012, including recent announcements of acquisitions of West Coast Bank and Premier West Bank during 2012 that are expected to close during the first half of 2013. The Company anticipates that closures and consolidation among financial institutions in its market areas will continue. In addition, with the recent passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), smaller financial institutions may find it difficult to continue to operate due to higher anticipated regulatory costs. This may create pressure on these institutions to seek partnerships or mergers with larger companies. The Company seeks acquisition opportunities, including FDIC-assisted transactions, from time-to-time, in its existing markets and in new markets of strategic importance. However, other financial institutions aggressively compete against the Company in the acquisition market. Some of these institutions may have greater access to capital markets, larger cash reserves, and stock that is more liquid and more highly valued by the market for use in acquisitions. The Dodd-Frank Act also authorized nationwide de novo branching by national and state banks and certain foreign banks operating in the U.S., which could also result in new entrants to the markets served by the Bank.

In addition, the Company anticipates more competitive pressure for new loans in its markets. With loan demand relatively weak due to the economic conditions in the region, healthy banks with ample capital and liquidity are expected to aggressively seek new loan customers. This may cause pressure on loan pricing and make it more difficult to retain existing loan customers or attract new ones and may create compression in the Company’s net interest margin.

Services Provided

The Company offers a wide array of financial service products to meet the banking needs of its targeted segments in the market areas served. The Company regularly reviews the profitability and desirability of various product offerings, particularly new product offerings, to assure ongoing viability.

Deposit Services

The Company offers a wide range of deposit services that are typically available in most banks and other financial institutions, including checking, savings, money market accounts and time deposits. The transaction accounts and time deposits are tailored to the Company’s primary markets and market segments at rates competitive with those offered in the area. Additional deposits are generated through national networks for institutional deposits. All deposit accounts are insured by the FDIC to the maximum amount permitted by law, currently $250,000 per depositor. The Company provides online cash management, remote deposit capture, and banking services to businesses and consumers. The Company also allows 24-hour customer access to deposit and loan information via telephone and online cash management products.

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

Within its primary markets, the Company also originates permanent and construction loans financing commercial facilities and pre-sold, custom and speculative home construction. The major thrust of residential construction lending is smaller in-fill construction projects consisting of single-family residences. However, due to the rapid deterioration in the national and regional housing market, the Company severely restricted lending on speculative home construction and significantly reduced its exposure to residential construction lending in 2009. At the same time, due to the economic recession and softness in commercial real estate markets, the Company took steps to reduce its exposure to commercial real estate loans both for construction of new facilities and permanent loans for commercial facilities, particularly investor-owned facilities. During 2012, as commercial real estate prices stabilized, the Company expanded construction financing activity in commercial real estate and multi-family residential construction financing.

In order to offset the contraction in construction lending, the Company strategically focuses on increasing its commercial and industrial (“C & I”) loan lending. In particular, the Company has developed a specialty in C & I lending to dental professionals. Loans to dental professionals include loans for such purposes as starting up a practice, acquisition of a practice, equipment financing, owner-occupied facilities, and working capital. Loans for dental office startups are typically SBA loans as these loans represent additional risk. During 2012, the Company expanded its dental lending expertise and now originates out-of-market loans nationally. Out-of-market lending is limited only to loans to dental professionals for acquisition of practices by experienced dental professionals or for owner-occupied commercial real estate.

The Company makes secured and unsecured loans to individuals for various purposes, including purchases of automobiles, mobile homes, boats, and other recreational vehicles, home improvements, education, and personal investment.

Inter-agency guidelines adopted by federal bank regulators mandate that financial institutions establish real estate lending policies with maximum allowable real estate loan-to-value limits, subject to an allowable amount of non-conforming loans as a percentage of capital. The Board of Directors has approved specific lending policies and procedures for the Company, and management is responsible for implementation of these policies. The lending policies and procedures include guidelines for loan term, loan-to-value ratios that are within established federal banking guidelines, collateral appraisals, and cash flow coverage. The loan policies also vest varying levels of loan authority in management, the Company’s Loan Committee and the Board of Directors. Company management monitors lending activities through management meetings, loan committee meetings, monthly reporting, and periodic review of loans by third-party contractors.

Merchant and Card Services

The Company provides merchant card payment services to its client base, including community-based businesses, nonprofit organizations, and professional service providers. During 2012, the Company processed approximately $223,000 in credit card transactions for its merchant clients. The Company also offers credit card services to its business customers. The Company does not issue credit cards to individuals.

Other Services

The Company provides other traditional commercial and consumer banking services, including cash management products for businesses, online banking, safe deposit services, debit and automated teller machine (“ATM”) cards, automated clearing house (“ACH”) transactions, cashier’s checks, notary services and others. The Company is a member of numerous ATM networks and utilizes an outside processor for the processing of these automated transactions. The Company has an agreement with MoneyPass, an ATM provider, that permits Company customers to use MoneyPass ATMs located throughout the country at no charge to the customer.

Employees

At December 31, 2012, the Company employed 268 full-time equivalent (“FTE”) employees with 22 FTEs in the Seattle market, 52 FTEs in the Portland market, 78 FTEs in the Eugene market and 116 FTEs in administrative functions primarily located in Eugene, Oregon. None of these employees are represented by labor unions, and management believes that the Company’s relationship with its employees is good. The Company emphasizes a positive work environment for its employees, which is validated by recognition from independent third-parties. During 2012, the Company was recognized for the thirteenth consecutive year by Oregon Business magazine as one of the “Top 100 Companies to Work For”, and was the highest-rated bank in the large company category. Also, for the first time the Company was recognized by Seattle Business magazine as one of Washington’s “100 Best Companies to Work For.” The Company ranked 4th in the Companies Headquartered Outside Washington category, the Bank was the only bank to place in the “banking and financial services” segment of this category. Additionally, Oregon Business named the Company as one of just ten inaugural members of its “Hall of Fame” – a distinction that recognizes companies with ten or more appearances in the 100 Best competitions. The Company and its employees have also been recognized for their involvement in the community, as evidenced by the 2012 Oregon Governor’s Volunteer Award. Management continually strives to retain and attract top talent as well as provide career development opportunities to enhance skill levels. A number of benefit programs are available to eligible employees, including group medical plans, paid sick leave, paid vacation, group life insurance, 401(k) plans, and equity compensation plans.

Supervision and Regulation

General

The following discussion provides an overview of certain elements of the extensive bank regulatory framework applicable to the Company and the Bank. This regulatory framework is primarily designed for the protection of depositors and other customers of banks, the federal deposit insurance fund and the banking system as a whole, rather than specifically for the protection of shareholders or other investors in the securities of banking organizations in the U.S. Due to the breadth and growth of this regulatory framework, our costs of compliance continue to increase in order to monitor and satisfy these requirements.

To the extent that this section describes statutory and regulatory provisions, it is qualified by reference to those provisions. These statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to us, including the interpretation or implementation thereof, could have a material adverse effect on our business and operations. In light of the financial crisis in 2008 and 2009, numerous changes to the statutes, regulations or regulatory policies applicable to us and other banks generally have been made or proposed. The full extent to which these changes will impact our business is not yet known. However, our continued efforts to monitor and comply with new regulatory requirements add to the complexity and cost of our business.

Federal Bank Holding Company Regulation

General. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended (“BHCA”), and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must file reports with and provide to the Federal Reserve such additional information as it may require. Under the GLB Act, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities and insurance underwriting. The Company has not applied to the Federal Reserve to become a financial holding company and has no plan to do so.

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

Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities, and on the use of their securities as collateral for loans to any borrower. These restrictions prevent the Company from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company are limited individually to 10 percent of the Bank’s capital stock and surplus and in the aggregate to 20 percent of the Bank’s capital stock and surplus. Federal law also provides that extensions of credit and other transactions between the Bank and the Company must be on terms and conditions, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions involving other non-affiliated companies, or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.

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

Support of Subsidiary Banks. Under Federal Reserve policy and the Dodd-Frank Act, the Company is required to act as a source of financial and managerial strength to the Bank. This means that the Company is required to commit, as necessary, resources to support the Bank. However, the contribution of additional capital to an under-capitalized subsidiary bank may be required at times when a bank holding company may not have the resources to provide such support. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

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

Consumer Protection. The Bank is subject to a variety of federal and state consumer protection laws and regulations that govern its relationship with consumers including laws and regulations that mandate certain disclosure requirements and regulate the manner in which we take deposits, make and collect loans, and provide other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

Community Reinvestment. The Community Reinvestment Act of 1977 (“CRA”) requires that, in connection with examinations of financial institutions within their jurisdiction, the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and the CRA into account when regulating and supervising other activities, and in evaluating whether to approve applications for permission to engage in new activities or for acquisitions of other banks or companies or de novo branching. An unsatisfactory CRA rating may be the basis for denying the application. In the most current CRA examination report dated August 1, 2011, the Bank’s compliance with CRA was rated “Satisfactory”.

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

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”), together with the Dodd-Frank Act, relaxed prior interstate branching restrictions under federal law by permitting, subject to regulatory approval, state and federally chartered commercial banks to establish branches in states where the laws permit banks chartered in such states to establish branches. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal banking agency regulations prohibit banks from using their interstate branches primarily for deposit production, and the federal banking agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition. The Dodd-Frank Act also authorized nationwide de novo branching by national and state banks and certain foreign banks operating in the U.S., which could also result in new entrants to the markets served by the Bank.

Dividends

The principal source of the Company’s cash is from dividends received from the Bank, which are subject to government regulation and limitations. In addition, capital raises provide another source of cash. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Oregon law and FDIC guidelines also limit a bank’s ability to pay dividends that are greater than retained earnings without approval of the applicable regulators. Payment of cash dividends by the Company and the Bank will depend on sufficient earnings to support them and adherence to bank regulatory requirements.

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

At December 31, 2012, the Company and the Bank each exceeded the required risk-based capital ratios for classification as “well capitalized” as well as the required minimum leverage ratios for the Bank. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” in this Form 10-K.

Basel Committee Capital Standards; Recent Rule-Making by U.S Bank Regulatory Agencies. The current U.S. federal bank regulatory agencies’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply.

For several years, the U.S. bank regulators have been preparing to implement a new framework for risk-based capital adequacy developed by the Basel Committee, sometimes referred to as “Basel II.” In July 2007, the U.S. bank regulators announced an agreement reflecting their then-current plan for implementing the most advanced approach under Basel II for the largest, most internationally active financial institutions. The agreement also provides that the regulators will propose rules permitting other financial institutions, such as the Company, to choose between the current method of calculating risk-based capital (“Basel I”) and the “standardized” approach under Basel II. The standardized approach under Basel II would lower risk weightings for certain categories of assets (including mortgages) from the weightings reflected in Basel I, but would also require an explicit capital charge for operational risk, which is not required by Basel I. In July 2008, the U.S. bank regulators proposed a new rule, which includes the previously mentioned methods to calculate risk-based capital, but for institutions using the “standardized” framework, modifies the method for determining the leverage ratio requirement. At this time, Basel II does not apply to either the Company or the Bank.

In September 2010, the Basel Committee announced new, higher capital standards that increase minimum capital ratios, plus add a capital conservation buffer. The revised standards call for fully phased-in minimum common equity ratio of 4.5 percent plus a capital conservation buffer of 2.5 percent and introduce new deductions from allowable equity capital. The Basel Committee also announced that a countercyclical capital buffer of zero percent to 2.5 percent of common equity or other fully loss-absorbing capital will be implemented according to national circumstances as an extension of the conservation buffer. These rules were finalized with the issuance of the Basel III rules in December 2010. In January 2011, the Basel Committee issued further guidance on the qualification criteria for inclusion in Tier 1 capital. The revised text of the final Basel III capital and liquidity rules was published in June 2011, and is now subject to individual adoption by member nations, including the United States.

In June 2012, the Federal Reserve and the other U.S. banking regulators jointly issued three notices of proposed rule-making (“NPRs”) that would revise the regulatory capital rules for U.S. banking organizations and align them with the Basel III capital framework. The NPRs, in their current form, would establish more restrictive capital definitions, additional categories and higher risk-weightings for certain asset classes and off-balance sheet items, higher minimum capital ratios and capital buffers that would be added to the minimum capital requirements. Under the proposed rules, our trust preferred securities would be phased out of Tier 1 capital at a rate of 10% per year over a 10-year period. The rules would be implemented on a graduated, transitional basis through 2018. At the end of the transitional period, banks and bank holding companies would be required to maintain a minimum ratio of Tier 1 common equity to risk-weighted assets of at least 7 percent, composed of a minimum ratio of 4.5 percent and a 2.5 percent capital conservation buffer. On November 9, 2012, the Federal Reserve and the other U.S. banking regulators, in response to comments received on the NPRs, announced that they were deferring the effectiveness of this proposal, and a revised timeline for when the rules will go into effect has not been released. During the first part of 2013, the agencies are expected to be considering comments from the industry and the public, and the final rule may differ from the proposed rule. We are currently evaluating the potential impact of the proposed new capital rules on our regulatory capital position. While uncertainty exists as to the final form of these rules implementing the Basel III capital framework, we expect that we will satisfy the final requirements adopted by the Federal Reserve and the other U.S. banking agencies within regulatory timelines. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” in this Form 10-K.

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

The Federal Reserve Board also has extensive enforcement authority over all bank holding companies, such as the Company. Such enforcement powers include the power to assess civil money penalties against any bank holding company violating any provision of the BHCA or any regulation or order of the Federal Reserve Board under the BHCA and the power to order termination of activities or ownership of nonbank subsidiaries of the holding company if it determines that there is reasonable cause to believe that the activities or ownership of the non-bank subsidiaries constitutes a serious risk to the financial safety, soundness or stability of banks owned by the bank holding company. Knowing violations of the BHCA or regulations or orders of the Federal Reserve Board can also result in criminal penalties for the company and any individuals participating in such conduct.

Banks are subject to periodic examinations by their primary regulators. Bank examinations have evolved from reliance on transaction testing in assessing a bank’s condition to a risk-focused approach. These examinations are extensive and cover the entire breadth of operations of the Bank. Generally, safety and soundness examinations occur on an 18-month cycle for banks under $500 million in total assets that are well-capitalized and without regulatory issues, and on a 12-month cycle otherwise. Examinations alternate between the federal and state bank regulatory agency and may occur on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examinations. However, the examination authority of the FDIC allows it to examine supervised banks as frequently as deemed necessary based on the condition of the Bank or as a result of certain triggering events. Neither the Company nor the Bank is party to a formal or informal agreement with the FDIC, the Federal Reserve or the Oregon Department.

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

Anti-terrorism and Anti-Money Laundering

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

Financial Services Modernization – Gramm-Leach-Bliley Act

The GLB Act, which became law in 1999, brought about significant changes to the laws affecting banks and bank holding companies. Generally, the GLB Act (i) repeals historical restrictions on preventing banks from affiliating with securities firms; (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies; (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies; (iv) provides an enhanced framework for protecting the privacy of consumer information and requires notification to consumers of bank privacy policies; and (v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. Bank holding companies that qualify and elect to become financial holding companies can engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities underwriting activities.

The Emergency Economic Stabilization Act of 2008

In response to market turmoil and financial crises affecting the overall banking system and financial markets in the United States, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA provided the United States Department of the Treasury (the “Treasury”) with broad authority to implement certain actions intended to help restore stability and liquidity to the U.S. financial markets. Pursuant to the EESA, the maximum deposit insurance amount was temporarily increased from $100,000 to $250,000 per depositor, and such increase was subsequently made permanent by the Dodd-Frank Act.

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

Temporary Liquidity Guarantee Program. Another program established pursuant to the EESA was the Temporary Liquidity Guarantee Program (“TLGP”), which (i) removed the limit on FDIC deposit insurance coverage for noninterest bearing transaction accounts through December 31, 2009, and (ii) provided FDIC backing for certain types of senior unsecured debt issued from October 14, 2008 through June 30, 2009. The end-date for issuing senior unsecured debt was later extended to October 31, 2009, and the FDIC also extended the Transaction Account Guarantee portion of the TLGP through December 31, 2011. In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provided for temporary unlimited coverage for noninterest-bearing transaction accounts. The separate coverage for noninterest-bearing transaction accounts became effective on December 31, 2011, and expired on December 31, 2012.

Deposit Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits, and are subject to deposit insurance assessments designed to tie what banks pay for deposit insurance more closely to the risks they pose. The Bank prepaid its quarterly deposit insurance assessments for 2012 pursuant to applicable FDIC regulations, but the passage of the Dodd-Frank Act in July 2010 required the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. As a result, in February 2011, the FDIC approved new rules to, among other things, change the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets (average consolidated total assets minus average tangible equity). Since the new assessment base is larger than the base used under prior regulations, the rules also lower assessment rates, so that the total amount of revenue collected by the FDIC from the industry is not significantly altered. The rule also revised the deposit insurance assessment system for large financial institutions, defined as institutions with at least $10 billion in assets. The rules revised the assessment rate schedule, effective April 1, 2011, and adopted additional rate schedules that will go into effect when the Deposit Insurance Fund reserve ratio reaches various milestones. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15 percent to 1.35 percent of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. In October 2010, the FDIC adopted a comprehensive, long-range “restoration” plan for the deposit insurance fund to ensure that the ratio of the fund’s reserves to insured deposits reaches 1.35 percent by 2020, as required by the Dodd-Frank Act. The fund’s designated reserve ratio for 2011 and 2012 was set at 2.0 percent, and in December 2012, the fund’s designated reserve ratio for 2013 was set at 2.0 percent once again. The final rule adopts progressively lower assessment rate schedules as the fund reaches specified reserve levels. In October 2012, the FDIC, in its semi-annual update, confirmed that the fund remained on track to meet the requirements of the restoration plan and the Dodd-Frank Act. There can be no assurance, however, that the FDIC will not impose special assessments or increase annual assessments in the future.

Insurance of Deposit Accounts. The EESA included a provision for a temporary increase in deposit insurance from $100,000 to $250,000 per depositor effective October 3, 2008, through December 31, 2011. On May 20, 2009, the temporary increase was extended through December 31, 2013. The Dodd-Frank Act permanently raised the current standard maximum deposit insurance amount to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. The EESA also temporarily raised the limit on federal deposit insurance coverage to an unlimited amount for noninterest or low-interest bearing demand deposits. Pursuant to the Dodd-Frank Act, unlimited coverage for noninterest bearing transaction accounts continued until December 31, 2012, when it expired.

Recent Legislation

Dodd-Frank Wall Street Reform and Consumer Protection Act. As a result of the recent financial crises, on July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act has had, and is expected to continue to have, a broad impact on the financial services industry, including significant regulatory and compliance changes and changes to corporate governance matters affecting public companies. Not all of the regulations implementing these changes have been promulgated. As a result, we cannot determine the full impact on our business and operations at this time. However, the Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect. Some of the provisions of the Dodd-Frank Act that may impact our business are summarized below.

Holding Company Capital Requirements. Under the Dodd-Frank Act, trust preferred securities will be excluded from the Tier 1 capital of a bank holding company with between $500 million and $15 billion in assets unless such securities were issued prior to May 19, 2010.

Corporate Governance. The Dodd-Frank Act requires publicly traded companies to provide their shareholders with (1) a non-binding shareholder vote on executive compensation, (2) a non-binding shareholder vote on the frequency of such vote, (3) disclosure of “golden parachute” arrangements in connection with specified change in control transactions, and (4) a non-binding shareholder vote on golden parachute arrangements in connection with these change in control transactions. Except with respect to “smaller reporting companies” and participants in the TARP, the new rules applied to proxy statements relating to annual meetings of shareholders to be held after January 20, 2011.

Prohibition Against Charter Conversions of Troubled Institutions. The Dodd-Frank Act generally prohibits a depository institution from converting from a state to federal charter, or vice versa, while it is the subject to an enforcement action, unless the bank seeks prior approval from its regulator and complies with specified procedures to ensure compliance with the enforcement action.

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

Consumer Financial Protection Bureau. The Dodd-Frank Act authorized the creation of a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”). The CFPB has broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws for banks and thrifts with greater than $10 billion in assets. Among the CFPB’s responsibilities are implementing and enforcing federal consumer financial protection laws, reviewing the business practices of financial services providers for legal compliance, monitoring the marketplace for transparency on behalf of consumers and receiving complaints and questions from consumers about consumer financial products and services. The Dodd-Frank Act added prohibitions on unfair, deceptive or abusive acts and practices to the scope of consumer protection regulations overseen and enforced by the CFPB. The CFPB has indicated that it expects to actively engage in rule-making efforts in 2013 on a variety of topics required under the Dodd-Frank Act, including mortgage origination disclosures, minimum underwriting standards and ability to repay, and high-cost mortgage lending and servicing practices. Additionally, the agency has been gathering data on other consumer financial products, including private student lending, prepaid cards and overdraft charges. Institutions with less than $10 billion in assets, such as the Company, are subject to rules promulgated by the CFPB but will continue to be examined and supervised by their federal banking regulators for compliance purposes.

Repeal of Demand Deposit Interest Prohibition. The Dodd-Frank Act repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

American Recovery and Reinvestment Act of 2009. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. ARRA was intended to help stimulate the economy through a combination of tax cuts and spending provisions applicable to a broad range of areas with an estimated cost of $787 billion. Among other things, ARRA authorized the SBA to increase the level of the SBA’s guaranty for eligible loans to 90 percent. The increased guaranty percentage continued until available funding was exhausted on January 3, 2011.

Overdrafts. In late 2009, the Federal Reserve amended the Electronic Fund Transfers rule (Regulation E), which applies to all FDIC-regulated institutions, to prohibit financial institutions from assessing an overdraft fee for paying ATM and one-time point-of-sale debit card transactions, unless the customer affirmatively opts in to the overdraft service for those types of transactions. This rule became effective July 1, 2010. The opt-in provision established requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions. Since a percentage of the Bank’s service charges on deposits are in the form of overdraft fees on point-of-sale transactions, this has had an adverse impact on our noninterest income.

Proposed Legislation

General. Proposed legislation that may affect the Company and the Bank is introduced in almost every legislative session. Certain of such legislation could dramatically affect the regulation of the banking industry. We cannot predict if any such legislation will be adopted or, if it is adopted, how it would affect the business of the Bank or the Company. Past history has demonstrated that new legislation or changes to existing laws or regulations usually results in a greater compliance burden and therefore generally increases the cost of doing business.

Possible Changes to Capital Requirements Resulting from Basel III. As discussed above under “Capital Adequacy – Basel Committee Capital Standards; Recent Rule-Making by U.S Bank Regulatory Agencies”, in June 2012, the Federal Reserve and the other U.S. banking regulators jointly issued three NPRs that would revise the regulatory capital rules for U.S. banking organizations and align them with the Basel III capital framework. We are currently evaluating the potential impact of the proposed new capital rules on our regulatory capital position. While uncertainty exists as to the final form of these rules implementing the Basel III capital framework, we expect that we will satisfy the final requirements adopted by the Federal Reserve and the other U.S. banking agencies within regulatory timelines. For additional information, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” in this Form 10-K.

Effects of Government Monetary Policy

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy for such purposes as curbing inflation and combating recession. Its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The Federal Reserve’s current highly accommodative monetary policies are expected to encourage the continuation of persistently low short-term and long-term interest rates at least through mid-2015; however, the nature and impact of future changes in monetary policies, and their impact on us cannot be predicted with certainty.

Statistical Information

All dollar amounts in the following sections, except per common share data, are in thousands of dollars, except where otherwise indicated.

Selected Quarterly Information

The following chart contains data for the last eight quarters ended December 31, 2012.

YEAR	2012				2011
QUARTER	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$13,753	$13,883	$13,991	$14,267	$14,923	$14,999	$14,820	$15,042
Interest expense	1,272	1,398	1,493	1,655	1,745	2,132	2,278	2,460
Net interest income	12,481	12,485	12,498	12,612	13,178	12,867	12,542	12,582
Provision for loan loss	—	—	600	1,300	7,000	1,750	2,000	2,150
Noninterest income	1,382	1,415	1,493	1,451	1,320	1,731	1,665	1,150
Noninterest expense	8,908	8,715	8,764	8,718	9,789	8,924	9,018	9,345
Net income (loss)	3,383	3,438	3,117	2,715	(853)	2,588	2,157	1,449

PER COMMON SHARE DATA
Net income (loss) - (basic)	$0.19	$0.19	$0.17	$0.15	$(0.05)	$0.14	$0.12	$0.08
Net income (loss) - (diluted)	$0.19	$0.19	$0.17	$0.14	$(0.05)	$0.14	$0.12	$0.08
Regular cash dividends	$0.07	$0.06	$0.06	$0.05	$0.05	$0.03	$0.01	$0.01
Special cash dividends	$0.04	$0.03	$—	$—	$—	$—	$—	$—
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	18,085,607	18,166,377	18,062,633	18,195,415	18,434,519	18,433,084	18,426,894	18,415,865
Diluted	18,238,160	18,319,334	18,221,099	18,352,796	18,434,519	18,448,955	18,456,581	18,444,404

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

INVESTMENT PORTFOLIO

ESTIMATED FAIR VALUE

	December 31,
	2012	2011	2010
	(dollars in thousands)

U.S. Treasury and other U.S. government agencies and corporations	$17,844	$12,958	$7,262
States of the U.S. and political subdivisions	81,501	49,576	32,079
Private label mortgage-backed securities	8,600	11,927	20,061
Mortgage-backed securities	281,940	272,081	194,505

Total	$389,885	$346,542	$253,907

The following chart presents the fair value of each investment category by maturity date and includes a weighted average yield for each period. Mortgage-backed securities have been classified based on their December 31, 2012, projected average lives.

SECURITIES AVAILABLE-FOR-SALE

			After One		After Five
			Year		Years
	One Year		Through		Through		After Ten
	or Less		Five Years		Ten Years		Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Obligations of U.S. government agencies	$—	—	$15,755	1.75%	$2,089	1.88%	$—	—
Obligations of states and political subdivisions	330	3.60%	5,323	3.43%	71,208	2.90%	4,640	2.77%
Private label mortgage-backed securities	1,289	5.16%	5,763	5.21%	1,548	7.96%	—	—
Mortgage-backed securities	54,071	0.25%	159,016	1.70%	68,853	1.66%	—	—

Total	$55,690	0.38%	$185,857	1.87%	$143,698	2.35%	$4,640	2.77%

Loan Portfolio

Average balances and average rates paid by category of loan for the fourth quarter and full year 2012 are included in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K. The following table contains period-end information related to the Company’s loan portfolio for the five years ended December 31, 2012.

LOAN PORTFOLIO

	December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)

Commercial and other loans	$326,716	$274,156	$244,764	$239,450	$233,513
Real estate loans	461,240	478,466	522,849	538,197	493,738
Construction loans	79,720	63,638	83,455	161,342	223,381
Consumer loans	3,581	4,569	5,900	6,763	7,455

	871,257	820,829	856,968	945,752	958,087
Deferred loan origination fees, net	(841)	(677)	(583)	(1,388)	(1,730)

	870,416	820,152	856,385	944,364	956,357
Allowance for loan losses	(16,345)	(14,941)	(16,570)	(13,367)	(10,980)

	$854,071	$805,211	$839,815	$930,997	$945,377

The following table presents loan portfolio information by loan category related to maturity and repricing sensitivity. Variable rate loans are included in the time frame in which the interest rate on the loan could be first adjusted. At December 31, 2012, the Company had approximately $277,774 of variable rate loans at their floors that are included in the analysis below. These loans are included in the category of their next available repricing date.

MATURITY AND REPRICING DATA FOR LOANS

	Commercial and Other	Real Estate	Construction	Consumer	Total
	(dollars in thousands)
Three months or less	$52,212	$40,896	$43,622	$2,479	$139,209
Over three months through 12 months	6,100	44,168	15,121	66	65,455
Over 1 year through 3 years	25,569	141,338	15,825	417	183,149
Over 3 years through 5 years	54,887	156,322	2,389	317	213,915
Over 5 years through 15 years	186,448	68,035	2,763	302	257,548
Thereafter	1,500	10,481	—	—	11,981

Total loans	$326,716	$461,240	$79,720	$3,581	$871,257

Loan Concentrations

At December 31, 2012, loans to dental professionals totaled $270,782 and represented approximately 31.1 percent of outstanding loans. Approximately 62.1 percent of the Company’s loans are secured by real estate. Management believes the granular nature of the portfolio, from industry mix, geographic location and loan size, continues to disperse loan concentration risk to some degree.

Nonperforming Assets

The following table presents period-end nonperforming loans and assets for the five-year periods ended December 31, 2012:

NONPERFORMING ASSETS

	December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)

Nonaccrual loans	$9,361	$26,594	$33,026	$32,793	$4,137
90 or more days past due and still accruing	—	—	—	—	—

Total nonperforming loans	9,361	26,594	33,026	32,793	4,137
Government guarantees	(905)	(495)	(1,056)	(447)	(239)

Net nonperforming loans	8,456	26,099	31,970	32,346	3,898
Other Real Estate Owned	17,972	11,000	14,293	4,224	3,806

Total nonperforming assets	$26,428	$37,099	$46,263	$36,570	$7,704

Nonperforming assets as a percentage of total assets	1.92%	2.92%	3.82%	3.05%	0.71%

If interest on nonaccrual loans had been accrued, such income would have been approximately $708, $1,934, and $2,368, respectively, for the years 2012, 2011, and 2010.

Allowance for Loan Loss

The following chart presents information about the Company’s allowance for loan losses. Management and the Board of Directors evaluate the allowance monthly and consider the amount to be adequate to absorb possible loan losses.

ALLOWANCE FOR LOAN LOSS

	December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)

Balance at beginning of year	$14,941	$16,570	$13,367	$10,980	$8,675
Charges to the allowance
Commercial and other loans	(1,401)	(1,403)	(4,521)	(8,234)	(124)
Real estate loans	(1,190)	(5,555)	(5,913)	(4,303)	(353)
Construction loans	(1,054)	(8,792)	(4,949)	(21,146)	(882)
Consumer loans	(19)	(54)	(131)	(198)	(118)

Total charges to the allowance	(3,664)	(15,804)	(15,514)	(33,881)	(1,477)
Recoveries against the allowance
Commercial and other loans	1,917	581	1,158	56	31
Real estate loans	55	176	2,043	196	119
Construction loans	1,188	498	509	7	9
Consumer loans	8	20	7	9	23

Total recoveries against the allowance	3,168	1,275	3,717	268	182

Provisions	1,900	12,900	15,000	36,000	3,600

Balance at end of the year	$16,345	$14,941	$16,570	$13,367	$10,980

Net charge offs as a percentage of total average loans	0.06%	1.74%	1.30%	3.50%	0.15%

The following table sets forth the allowance for loan losses allocated by loan type for the five years ended December 31, 2012:

	2012		2011		2010		2009		2008
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial and other loans	$3,846	37.5%	$2,776	33.5%	$2,230	28.6%	$2,557	25.3%	$2,253	24.4%
Real estate loans	9,456	53.0%	8,267	58.2%	4,520	61.0%	4,182	56.9%	3,534	51.5%
Construction loans	1,987	9.1%	2,104	7.7%	8,562	9.7%	4,478	17.1%	4,052	23.3%
Consumer loans	70	0.4%	87	0.6%	64	0.7%	66	0.7%	63	0.8%
Unallocated	986	N/A	1,707	N/A	1,194	N/A	2,084	N/A	1,078	N/A

Allowance for loan losses	$16,345	100.0%	$14,941	100.0%	$16,570	100.0%	$13,367	100.0%	$10,980	100.0%

During 2012, the Company recorded a provision for loan losses of $1,900 compared to $12,900 for the year 2011. At December 31, 2012, the Company’s recorded investment in nonperforming loans, net of government guarantees, was $8,456, with a specific allowance of $2 provided for in the ending allowance for loan losses.

While the Company saw improvement with regard to the overall credit quality of the loan portfolio in 2012, management cannot predict the level of the provision for loan losses, the level of the allowance for loan losses, nor the level of nonperforming assets in future quarters as a result of continuing uncertain economic conditions. At December 31, 2012, and as shown above, the Company’s unallocated reserves were $986 or 6 percent of the total allowance for loan losses at year-end. Management believes that the allowance for loan losses at December 31, 2012, is adequate and that this level of unallocated reserves was prudent in light of the economic conditions and uncertainty that exists in the Northwest markets that the Company serves.

Deposits

Average balances and average rates paid by category of deposit are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K. The chart below details period-end information related to the Company’s time deposits at December 31, 2012. The Company does not have any foreign deposits. Variable rate deposits are listed by first repricing opportunity.

TIME DEPOSITS

	Time Deposits of $100 or more	Time Deposits of less than $100	Total Time Deposits
	(dollars in thousands)

<3 Month	$37,322	$21,185	$58,507
3-6 Months	5,031	7,613	12,644
6-12 Months	11,994	11,829	23,823
>12 Months	19,263	47,399	66,662

	$73,610	$88,026	$161,636

Borrowings

The Company uses short-term borrowings to fund fluctuations in deposits and loan demand. The Bank has access to both secured and unsecured overnight borrowing lines. The secured borrowing lines are collateralized by loans. At December 31, 2012, the Company had secured borrowing lines with the Federal Home Loan Bank of Seattle (the “FHLB”) and the Federal Reserve Bank of San Francisco (the “FRB”). The borrowing line at the FHLB is limited by the lesser of the value of discounted collateral pledged or the amount of FHLB stock held. At December 31, 2012, the FHLB borrowing line was limited by the amount of collateral pledged which limited total borrowings to $226,278. The borrowing line with the FRB is limited by the value of discounted collateral pledged, which at December 31, 2012, was $87,740. At December 31, 2012, the Company also had unsecured borrowing lines with various correspondent banks totaling $113,000. At December 31, 2012, the Company had $11,570 in overnight borrowings outstanding on its unsecured borrowing lines. At December 31, 2012, there was $297,448 available on secured and unsecured borrowing lines with the FHLB, the FRB, and various correspondent banks.

SHORT-TERM BORROWINGS

	2012	2011	2010
	(dollars in thousands)

Federal funds purchased, FHLB CMA, FRB, & short-term advances
Average interest rate
At year end	0.38%	0.29%	N.A.
For the year	0.53%	0.53%	0.48%
Average amount outstanding for the year	$102,614	$32,124	$34,076
Maximum amount outstanding at any month end	$129,385	$78,050	$77,310
Amount outstanding at year end	$86,570	$56,800	$—

At December 31, 2012, the Company had FHLB borrowings totaling $118,000 with a weighted average interest rate of 0.96% and a remaining average maturity of approximately 1.3 years. More information on long-term borrowings can be found in Note 10 in the Notes to Consolidated Financial Statements in the Form 10-K.

The Company’s other long-term borrowings consisted of $8,248 in junior subordinated debentures originated on November 28, 2005, and due on January 7, 2036. The interest rate on the debentures was 6.265% until January 2011 after which it was converted to a floating rate of three-month LIBOR plus 135 basis points. At January 12, 2013 (the most recent rate reset date), the interest rate on the junior subordinated debenture was 1.65%.

ITEM 1A	Risk Factors

We are subject to numerous risks and uncertainties, including but not limited to the following information:

Industry Factors

The continued challenges in the U.S. and our region’s economies could have a material adverse effect on our future results of operations or market price of our stock; there can be no assurance that U.S. governmental measures responding to these challenges will successfully address these circumstances; the U.S. government continues to face significant fiscal and budgetary challenges which if not resolved, may further exacerbate U.S. economic conditions.

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

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. Refer to “Supervision and Regulation” in Item 1 of this report for discussion of certain of these measures. In response to the adverse financial and economic developments that have, since 2008, impacted the U.S. and global economies and financial markets, and presented challenges for the banking and financial services industry, various significant economic and monetary stimulus measures were enacted by the U.S. Congress. It cannot be predicted whether these or other U.S. governmental actions will result in lasting improvement in financial and economic conditions affecting the U.S. banking industry and the U.S. economy. It also cannot be predicted whether and to what extent the efforts of the U.S. government to combat the mixed economic conditions will continue. If, notwithstanding the government’s fiscal and monetary measures, the U.S. economy were to deteriorate, this would present significant challenges for the U.S. banking and financial services industry and for our Company.

The challenges to the level of economic activity in the U.S., and, therefore, to the banking industry, have also been exacerbated by the extensive political disagreements regarding the statutory debt limit on U.S. federal government obligations and measures to address the substantial federal deficits. Following enactment of federal legislation in August 2011 which averted a default by the U.S. federal government on its sovereign obligations by raising the statutory debt limit and which established a process whereby cuts in federal spending may be accomplished, Standard & Poor’s Ratings Services (Standard & Poor’s) lowered its long-term sovereign credit rating on the U.S. to “AA+” from “AAA” while affirming its highest rating on short-term U.S. obligations. Standard & Poor’s also stated that its outlook on the long-term rating remained negative. At the present time, the other two major U.S. credit rating agencies have not lowered their credit rating on the U.S.; however, both of them have stated that their outlook on the U.S. is negative. Although it is not possible to predict the long-term impact of these developments on the U.S. economy in general and the banking industry in particular, the downgrade by Standard & Poor’s and any further downgrades by it or other rating agencies could increase over time the U.S. federal government’s cost of borrowing which may worsen its fiscal challenges, as well as generating upward pressure on interest rates generally in the U.S. which could, in turn, have adverse consequences for borrowers and the level of business activity. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law by the President. The Act averted the sharp decline in the federal budget deficit that would have occurred beginning in 2013 due to increased taxes and reduced federal government spending as required by previously enacted laws. Many observers had suggested that such a sharp decline in the deficit would have led to a recession and increased unemployment in the U.S. The Act raises additional revenues for the federal government through increases in marginal income tax rates for higher earners, increases in capital gains rates, a phase-out of various tax deductions and credits, an increase in estate tax rates and the expiration of payroll tax cuts. Under the Act, the mandatory reduction in federal spending due to budget sequestration was delayed for two months and the federal debt ceiling was not changed. It is presently expected that there will be continuing negotiations between the Administration and Republicans in the Congress on these subjects will continue into 2013. The outcome of these developments cannot be predicted with any certainty, but could have further adverse consequences for the credit ratings of U.S. sovereign obligations and also present additional challenges for the U.S. economy. Any of the foregoing developments could generate further uncertainties and challenges for the U.S. economy which, in turn, could adversely affect the prospects of the banking industry in the U.S. and our business.

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

In recent years, like all insured depository institutions, the Bank paid an FDIC-imposed special deposit insurance assessment of five basis points and prepaid its estimated quarterly risk-based assessments through 2012.

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

From time-to-time over the last few years, the capital and credit markets have experienced volatility and disruption at unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If similar levels of market disruption and volatility return, we could experience an adverse effect, which may be material, on our ability to access capital and funding and on our business, financial condition and results of operations.

We operate in a highly regulated environment and the effects of recent and pending federal legislation or of changes in, or supervisory enforcement of, banking or other laws and regulations could adversely affect us.

As discussed more fully in the section entitled “Supervision and Regulation” in this Form 10-K, we are subject to extensive regulation, supervision and examination by federal and state banking authorities. In addition, as a publicly traded company, we are subject to regulation by the Securities and Exchange Commission. Any change in applicable regulations or federal, state or local legislation could have a substantial impact on us and our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations.

In that regard, sweeping financial regulatory reform legislation (the “Dodd-Frank Act”) was enacted in July 2010. Among other provisions, the new legislation (i) creates a new Bureau of Consumer Financial Protection with broad powers to regulate consumer financial products such as credit cards and mortgages, (ii) creates a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, (iii) will lead to new capital requirements from federal banking agencies, (iv) places new limits on electronic debit card interchange fees, and (v) requires the Securities and Exchange Commission and national stock exchanges to adopt significant new corporate governance and executive compensation reforms. The new legislation and regulations are likely to increase the overall costs of regulatory compliance.

In June 2012, the Federal Reserve and the other U.S. banking regulators jointly issued three notices of proposed rule-making (“NPRs”) that would revise the regulatory capital rules for U.S. banking organizations and align them with the Basel III capital framework. The NPRs, in their current form, would establish more restrictive capital definitions, additional categories and higher risk-weightings for certain asset classes and off-balance sheet items, higher minimum capital ratios and capital buffers that would be added to the minimum capital requirements. Under the proposed rules, our trust preferred securities would be phased out of Tier 1 capital at a rate of 10 percent per year over a 10-year period. The rules would be implemented on a graduated, transitional basis through 2018. At the end of the transitional period, banks and bank holding companies would be required to maintain a minimum ratio of Tier 1 common equity to risk-weighted assets of at least 7 percent, composed of a minimum ratio of 4.5 percent and a 2.5 percent capital conservation buffer. On November 9, 2012, the Federal Reserve and the other U.S. banking regulators, in response to comments received on the NPRs, announced that they were deferring the effectiveness of this proposal, and a revised timeline for when the rules will go into effect has not been released. During the first part of 2013, the agencies are expected to be considering comments from the industry and the public, and the final rules may differ from the proposed rules. The implementation of these new standards could have an adverse impact on our financial position and future earnings due to the inclusion of Tier 1 capital as a core capital component and because of the heightened minimum capital requirements. While the ultimate implementation of these proposals is subject to the discretion of the federal bank regulators and there is no assurance that these proposals will be adopted in their current form, these proposals, if adopted, could restrict our ability to grow during favorable market conditions or require us to raise additional capital and liquidity. The application of more stringent capital requirements would, among other things, result in lower returns on invested capital and result in regulatory sanctions if we were unable to comply with said requirements. As a result, our business, results of operations, financial condition or prospects could be adversely affected.

We are also part of the FDIC’s Transaction Account Guarantee (TAG) program, which began in December 2008 and has been extended several times over the last several years. Under the TAG program, all noninterest-bearing transaction accounts with participating institutions, such as ours, were fully guaranteed by the FDIC for the full amount of the account. The TAG program expired on December 31, 2012, and such accounts returned to being covered under the standard FDIC general deposit insurance rules. Pursuant to the Emergency Economic Stabilization Act of 2008, the maximum deposit insurance amount was temporarily increased from $100,000 to $250,000 per depositor, and such increase was subsequently made permanent by the Dodd-Frank Act. As a result of this development, some existing or prospective deposit customers of banks generally, including the Bank, may be inclined to pursue other investment alternatives, which could adversely affect our financial condition and results of operations.

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

As is the case with many banks, our profitability is dependent to a large extent upon our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our net interest margin, and, in turn, our profitability. At year-end 2012, our balance sheet was liability sensitive and an increase in interest rates could cause our net interest margin and our net interest income to decline.

For additional information, see Item 7A – Quantitative and Qualitative Disclosures about Market Risk in this Report on Form 10-K. We manage our interest rate risk within established guidelines and generally seek an asset and liability structure that insulates net interest income from large deviations attributable to changes in market rates. However, our interest rate risk management practices may not be effective in a highly volatile rate environment. Recently, the banking industry has operated in an extremely low interest rate environment relative to historical averages and the Federal Reserve’s current highly accommodative monetary policies are expected to encourage the continuation of persistently low short-term and long-term interest rates at least through mid-2015, subject to the Federal Reserve’s perception of conditions in the U.S. financial system arising from this very low rate environment and to conditions in the job market.

Company Factors

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

We have a high degree of concentration in loans secured by real estate (see Note 3 in the Notes to Consolidated Financial Statements included in this Form 10-K). Further deterioration in the local economies we serve could have a material adverse effect on our business, financial condition and results of operations due to a weakening of our borrowers’ ability to repay these loans and a decline in the value of the collateral securing them. In light of the continuing effects of the economic downturn, real estate values have been adversely affected. As we have experienced, significant declines in real estate collateral can occur quite suddenly as new appraisals are performed in the normal course of monitoring the credit quality of the loan. Significant declines in the value of real estate collateral due to new appraisals can occur due to declines in the real estate market, changes in methodology applied by the appraiser, and/or using a different appraiser than was used for the prior appraisal. Our ability to recover on these loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining real estate values which increases the likelihood we will suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the allowance for loan losses. This, in turn, could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations, perhaps materially.

Loan concentrations within one industry may create additional risk, and we have a significant concentration in loans to dental professionals.

Bank regulatory authorities and investors generally view significant loan concentrations within any particular industry as carrying higher inherent risk than a loan portfolio without any significant concentration in one industry. We have a significant concentration of loans to dental professionals which represented 31.1 percent in principal amount of our total loan portfolio at December 31, 2012. While we apply credit practices which we believe to be prudent to these loans as well as all the other loans in our portfolio, due to our concentration in dental lending we are exposed to the general risks of industry concentration, which include adverse market factors impacting that industry alone or disproportionately to other industries. In addition, bank regulatory authorities may in the future require us to limit additional lending in the dental industry if they have concerns that our concentration in that industry creates significant risks, which in turn could limit our ability to pursue new loans in an area where we believe we currently have a competitive advantage.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2012, our nonperforming loans (which include all nonaccrual loans, net of government guarantees) were 0.97 percent of the loan portfolio. At December 31, 2012, our nonperforming assets (which include foreclosed real estate) were 1.92 percent of total assets. These levels of nonperforming loans and assets are at elevated levels compared to our historical norms. Nonperforming loans and assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur losses relating to nonperforming assets. We generally do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, less estimated selling expenses, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors which can be detrimental to the performance of their other responsibilities. Any significant future increase in nonperforming assets could have a material adverse effect on our business, financial condition and results of operations.

We may not have the ability to continue paying dividends on our common stock at current or historic levels.

On January 16, 2013, we announced a quarterly dividend of $0.08 per share, payable February 11, 2013, an increase of $0.01 per share over the prior quarter’s dividend and declared a special cash dividend of $0.08 per share. During 2012, the Company paid total cash dividends, including regular and special dividends of $0.31 per share. For the year ended December 31, 2011, the Company paid $0.10 per share in dividends. Our ability to pay dividends on our common stock depends on a variety of factors. It is possible in the future that we may not be able to continue paying quarterly dividends commensurate with historic levels, if at all. As a holding company, a substantial portion of our cash flow typically comes from dividends our bank subsidiary pays to us. Cash dividends will depend on sufficient earnings to support them and adherence to bank regulatory requirements. If the Bank is not able to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations and prospects.

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

In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2012, we had stock in the FHLB totaling $10,462. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. On September 24, 2012, and December 10, 2012 the FHLB redeemed $95 of the bank’s FHLB stock, for a total redemption of $190 during 2012. As of December 31, 2012, we did not recognize an impairment charge related to our FHLB stock holdings. Future negative changes to the financial condition of the FHLB could require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our reported earnings.

At December 31, 2012, we had $22,031 of goodwill on our balance sheet. In accordance with GAAP, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of qualitative and quantitative factors, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant entity-specific events. At December 31, 2012, we did not recognize an impairment charge related to our goodwill. Future evaluations of goodwill may result in findings of impairment and write downs, which could be material.

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

The principal properties of the Company are comprised of the banking facilities owned by the Bank. The Bank operates fourteen full-service facilities and two loan production offices. The Bank owns a total of eight buildings and, with the exception of two buildings, owns the land on which these buildings are situated. Significant properties owned by the Bank are as follows:

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

The Bank leases facilities for branch offices in Eugene, Oregon, Downtown Seattle, Washington, Downtown Bellevue, Washington, Downtown Portland, Oregon, and Vancouver, Washington. The Company also leases facilities for a loan production office in Tacoma, Washington. In addition, the Company leases a portion of an adjoining building to the High Street office for administrative and training functions. Management considers all owned and leased facilities adequate for current use.

ITEM 3	Legal Proceedings

During the second quarter 2012, a total of $2,758 in funds disbursed to the Bank by Order of the United States Bankruptcy Court for the District of Arizona in the case In re Washington Coast I, L.L.C., Structural Investments & Planning IV, L.L.C., pending appeal by Resource Funding, Inc. to the Ninth Circuit Court of Appeals of the Final Judgment in adversary matter Pacific Continental Bank v. Resource Funding, Inc. and affirmation of such judgment by the Ninth Circuit Bankruptcy Appellate Panel. These funds were applied as a reduction to nonperforming loans during the quarter. Management believes that the outcome of the appeal will be decided in favor of the Bank; however, if the Final Judgment is overturned, reversed or vacated, the Bank will be required to return the disbursed funds to the Court Clerk.

ITEM 4	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Shareholders

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol PCBK. At February 28, 2013, the Company had 17,835,088 shares of common stock outstanding held by approximately 2,063 shareholders of record.

The high, low and closing sales prices (based on daily closing price) for the last eight quarters are shown in the table below.

YEAR	2012				2011
QUARTER	Fourth	Third	Second	First	Fourth	Third	Second	First
Market value:
High	$9.75	$9.45	$9.71	$9.81	$9.73	$10.28	$10.50	$10.63
Low	8.92	8.86	8.42	8.34	6.59	6.34	8.27	9.19
Close	9.73	8.93	8.87	9.42	8.85	7.09	9.15	10.19

Dividends

The Company has generally paid cash dividends on a quarterly basis. Cash dividends, when and if declared, will be declared and announced simultaneously with the Company’s quarterly earnings releases in January, April, July, and October each year with dividends to be paid in February, May, August, and November. The Board of Directors considers the dividend amount quarterly and takes a broad perspective in its dividend deliberations, including a review of recent operating performance, capital levels, and concentrations of loans as a percentage of capital, and growth projections. The Board also considers dividend payout ratios, dividend yield, and other financial metrics in setting the quarterly dividend. The Company paid regular cash dividends of $0.24 per share and special cash dividends of $0.07 per share for a total dividend payout of $0.31 per share for the year ended December 31, 2012. That compares to cash dividends of $0.10 per share for the year ended December 31, 2011. Regulatory authorities may prohibit the Company from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Current guidance from the Federal Reserve provides, among other things, that dividends per share generally should not exceed earnings per share, measured over the previous four fiscal quarters.

Equity Compensation Plan Information

	Year Ended December 31, 2012
	Number of shares to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights (2) (3)	Number of shares remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders(1)	1,006,307	$13.94	499,424

Equity compensation plans not approved by security holders	—	—	—

Total	1,006,307	$13.94	499,424

(1)

Under the Company’s respective equity compensation plans, the Company may grant incentive stock options and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to its employees and directors; however, only employees may receive incentive stock options.

(2)	All amounts have been adjusted to reflect subsequent stock splits and stock dividends.
(3)	Weighted average exercise price is based solely on equity grants with an exercise price.

Share Repurchase Plan

On February 23, 2012 the Company adopted a repurchase plan to purchase up to five percent of the Company’s outstanding shares. For the twelve months ended December 31, 2012, the Company purchased a total of 641,637 shares of common stock at a weighted average price of $8.85 per share.

Period	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plan (1)	Maximum Number of Shares that May Be Purchased Under the Plan
January 1 – 31, 2012	n/a
February 1 – 29, 2012	$8.48	128,045	793,955
March 1 – 31, 2012	$8.78	114,124	679,831
April 1 – 30, 2012	$9.01	26,094	653,737
May 1 – 31, 2012	$8.94	64,673	589,064
June 1 – 30, 2012	$8.92	76,989	512,075
July 1 – 31, 2012	$9.00	65,189	446,886
August 1 – 31, 2012	$9.04	51,740	395,146
September 1 – 30, 2012	$8.98	49,683	345,463
October 1 – 31, 2012	$9.04	56,600	288,863
November 1 – 30, 2012	$9.05	8,500	280,363
December 1 – 31, 2012	n/a	0	280,363

(1)	On February 23, 2012, the Company filed a report on Form 8-K announcing the adoption of a plan to repurchase up to approximately 922,000 shares of its common stock over a twelve-month period.

Performance Graph

The information contained in the following chart entitled “Total Return Performance” is not considered to be “soliciting material,” or “filed,” or incorporated by reference in any past or future filing by the Company under the Securities Exchange Act of 1934 or the Securities Act of 1933 unless and only to the extent that the Company specifically incorporates it by reference.

STOCK PERFORMANCE GRAPH

The above graph and following table compares the total cumulative shareholder return on the Company’s Common Stock, based on reinvestment of all dividends, to the cumulative total returns of the Russell 2000 Index and SNL Securities $1 Billion to $5 Billion Bank Asset Size Index. The graph assumes $100 invested on December 31, 2007, in the Company’s Common Stock and each of the indices.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Pacific Continental Corporation	$100.00	$123.14	$96.15	$84.91	$75.54	$85.94
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
SNL Bank $1B-$5B	100.00	82.94	59.45	67.39	61.46	75.78

ITEM 6	Selected Financial Data

Selected financial data for the past five years is shown in the table below.

(Dollars in thousands, except for per share data)

	2012	2011	2010	2009	2008
For the year
Net interest income	$50,076	$51,169	$51,261	$54,039	$49,271
Provision for loan losses	1,900	12,900	15,000	36,000	3,600
Noninterest income	5,741	5,866	4,649	4,405	4,269
Noninterest expense	35,105	37,076	33,094	31,162	29,562
Income tax expense (benefit)	6,159	1,718	2,724	(3,839)	7,439
Net income (loss)	12,653	5,341	5,092	(4,879)	12,939
Cash dividends	5,588	1,842	736	3,272	4,797

Per common share data (1)
Net income (loss):
Basic	$0.70	$0.29	$0.28	$(0.35)	$1.08
Diluted	0.69	0.29	0.28	(0.35)	1.08

Regular cash dividends	$0.24	$0.10	$0.04	$0.25	$0.40
Special cash dividends	0.07	—	—	—	—

Total dividends	$0.31	$0.10	$0.04	$0.25	$0.40

Book value	$10.28	$9.70	$9.35	$9.01	$9.62
Tangible book value(4)	9.05	8.50	8.13	7.77	7.72
Market value, end of year	9.73	8.85	10.06	11.44	14.97

At year end
Assets	$1,373,487	$1,270,232	$1,210,176	$1,199,113	$1,090,843
Loans, less allowance for loan loss (2)	854,071	806,269	841,931	930,997	945,787
Available-for-sale securities	389,885	346,542	253,907	167,618	54,933
Core deposits (3)	938,629	885,843	895,838	771,986	615,832
Total deposits	1,046,154	965,254	958,959	827,918	722,437
Shareholders’ equity	183,381	178,866	172,238	165,662	116,165
Tangible equity (4)	161,350	156,631	149,780	142,981	93,261

Average for the year
Assets	$1,317,094	$1,226,715	$1,189,289	$1,129,971	$1,019,040
Earning assets	1,201,573	1,122,535	1,086,677	1,051,315	945,856
Loans, less allowance for loan loss (2)	816,655	817,915	887,594	943,788	882,742
Available-for-sale securities	384,810	304,424	198,507	96,549	51,908
Core deposits (3)	877,256	879,779	827,082	703,894	613,243
Total deposits	972,854	945,187	904,169	782,835	699,623
Interest-paying liabilities	833,680	781,925	799,638	810,380	732,466
Shareholders’ equity	181,475	177,256	170,758	135,470	111,868

Financial ratios
Return on average:
Assets	0.96%	0.44%	0.43%	–0.43%	1.27%
Equity	6.97%	3.01%	2.98%	–3.60%	11.57%
Tangible equity (4)	7.94%	3.45%	3.44%	–4.33%	14.56%
Avg shareholders’ equity / avg assets	13.78%	14.45%	14.36%	11.99%	10.98%
Dividend payout ratio	44.16%	34.49%	14.45%	NM	37.07%
Risk-based capital:
Tier I capital	16.90%	17.97%	15.86%	14.38%	10.07%
Total capital	18.15%	19.22%	17.10%	15.63%	11.16%

(1)	Per common share data is retroactively adjusted to reflect the 10% stock dividend in 2007.
(2)	Outstanding loans include loans held-for-sale.
(3)	Core deposits include all demand, interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.
(4)

Tangible book value per share and tangible equity exclude goodwill and core deposit intangibles related to acquisitions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Results of Operations Overview” in the Form 10-K for a reconciliation of non-GAAP financial measures.

NM – Not meaningful

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Consolidated Financial Statements alone. The discussion should be read in conjunction with the audited financial statements and the notes included later in this Form 10-K. All dollar amounts, except per share data, are expressed in thousands of dollars.

HIGHLIGHTS

			% Change		% Change
	2012	2011	2012 vs. 2011	2010	2011 vs. 2010
Net income	$12,653	$5,341	136.9%	$5,092	4.9%
Operating revenue (1)	55,817	57,035	–2.1%	55,910	2.0%

Earnings per share
Basic	$0.70	$0.29	141.4%	$0.28	3.6%
Diluted	$0.69	$0.29	137.9%	$0.28	3.6%

Assets, period-end	$1,373,487	$1,270,232	8.1%	$1,210,176	5.0%
Gross loans, period-end (2)	871,257	820,829	6.1%	856,968	–4.2%
Core deposits, period-end (3)	938,629	885,843	6.0%	895,838	–1.1%
Deposits, period-end	1,046,154	965,254	8.4%	958,959	0.7%

Return on average assets	0.96%	0.44%		0.43%
Return on average equity	6.97%	3.01%		2.98%
Return on average tangible equity (4)	7.94%	3.45%		3.44%
Avg shareholders’ equity / avg assets	13.78%	14.45%		14.36%
Dividend payout ratio	44.16%	34.49%		14.45%

Net interest margin (5)	4.24%	4.61%		4.73%
Efficiency ratio	62.89%	65.01%		59.19%

(1)	Operating revenue is defined as net interest income plus noninterest income.
(2)	Excludes loans held-for-sale, net deferred fees and allowance for loan losses.
(3)	Defined by the Company as demand, interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.
(4)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.
(5)	Presentation of net interest margin for all periods reported has been adjusted to a tax-equivalent basis using a 35% tax rate.

Subsequent Events

On February 1, 2013, the Company completed the acquisition of Eugene-based Century Bank with assets of approximately $80,000. The final agreement provides for cash consideration to Century Bank shareholders of approximately $13,400 or $13.13 per outstanding share of Century Bank Stock.

Results of Operations – Overview

The Company recorded net income of $12,653 for 2012 compared to net income of $5,341 in 2011. The improvement in 2012 net income over the prior year was largely due to a lower provision for loan losses and a decrease in noninterest expense. The provision for loan losses in 2012 was $1,900, down $11,000 from the $12,900 recorded in 2011. This decline in the provision for loan losses was due to significantly lower net loan charge offs, a reduction in classified assets, and reductions in nonperforming assets. Noninterest expense for the year 2012 was $35,105, a $1,971 or 5.3 percent decrease from 2011. The decline in noninterest expense was due to lower FDIC insurance assessments, reduced costs associated with problem assets, specifically legal fees and collection costs related to problem loans, and other real estate expenses, particularly valuation write downs on other real estate owned.

For the year 2011, the Company recorded net income of $5,341 compared to net income of $5,092 in 2010. The improvement in 2011 net income over the prior year was due to increased operating revenues and a lower provision for loan losses. Improvement in these two areas was partially offset by an increase in noninterest expense. Improvement in operating revenue was primarily the result of a $1,217 increase in noninterest income. An increase in gains on the sale of securities including OTTI recorded accounted for $1,055 of the total improvement in noninterest income. The provision for loan losses in 2011 was $12,900, down $2,100 from the $15,000 recorded in 2010. This decline in the provision for loan losses was due to a significant reduction in classified assets combined with reductions in nonperforming assets. Noninterest expense for the year 2011 was $37,076, a $3,982 or 12.0 percent increase over 2010. The increase in noninterest expense was due to higher costs associated with problem assets, specifically legal fees related to problem loans, other real estate expenses, particularly valuation write downs on other real estate owned, and repossession and collection expense.

Year-end assets at December 31, 2012, were $1,373,487, up $103,255 or 8.1 percent from December 31, 2011, asset totals. Growth in assets was due to an increase in the securities portfolio of $43,343, combined with an increase in outstanding net loans of $48,860. The Company experienced a more typical seasonal core deposit pattern with deposit outflows occurring during the first half of the year followed by growth in core deposits during the second half of the year. Outstanding core deposits were $938,629 at December 31, 2012, up $52,786 or 6.0 percent over the prior year-end. Growth in the Company’s demand deposits accounted for virtually all of the increase in core deposits as demand deposits at December 31, 2012 of $329,825 were up $51,249 or 18.4 percent over December 31, 2011.

Average assets for the year 2012 were $1,317,094, up $90,379 over 2011, due to growth in average securities and investments. Average loans for the year 2012 were relatively flat when compared with 2011 as the majority of the 2012 loan growth occurred in the 4th quarter. Average core deposits for the year 2012 were $877,256, relatively flat when compared with average core deposits for 2011.

During 2013, the Company believes the following factors could impact reported financial results:

•

The recent tax increase on all American workers and probable reduction in federal government spending that could affect national, regional, and local economies and negatively affect loan demand, the credit quality of existing clients with lending relationships, unemployment rates, and vacancy rates of commercial real estate properties.

•

Changes and volatility in interest rates could negatively impacting yields on earning assets and the cost of interest-bearing liabilities, thus negatively affecting the Company’s net interest margin and net interest income.

•	The availability of low-cost wholesale funding sources due to disruption in the financial and capital markets.

•	The ability to manage noninterest expense growth in light of anticipated increases in regulatory expenses.

•	Potential expenses related to other real estate owned, specifically valuation write downs.

•	The ability to attract and retain qualified and experienced bankers in all markets.

Reconciliation of non-GAAP financial information

Management utilizes certain non-GAAP financial measures to monitor the Company’s performance. While we believe the presentation of non-GAAP financial measures provides additional insight into our operating performance, readers of this report are urged to review the GAAP results as presented in the Financial Statements and Supplementary Data in this Form 10-K.

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

	2012	2011	2010
Total shareholders’ equity	$183,381	$178,866	$172,238
Subtract:
Goodwill	(22,031)	(22,031)	(22,031)
Core deposit intangibles	—	(204)	(427)

Tangible shareholders’ equity (non-GAAP)	$161,350	$156,631	$149,780

Book value	$10.28	$9.70	$9.35
Tangible book value (non-GAAP)	$9.05	$8.50	$8.13

Return on average equity	6.97%	3.01%	2.98%
Return on average tangible equity (non-GAAP)	7.94%	3.45%	3.44%

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

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2012, in this Form 10-K. Management believes that the following policies and those disclosed in the Notes to Consolidated Financial Statements should be considered critical under the SEC definition:

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

Troubled Debt Restructurings

In the normal course of business, the Company may modify the terms of certain loans, attempting to protect as much of its investment as possible. Management evaluates the circumstances surrounding each modification to determine whether it is a troubled debt restructuring (“TDR”). TDRs exist when 1) the restructuring constitutes a concession, and 2) the debtor is experiencing financial difficulties. Additional information regarding the Company’s troubled debt restructurings can be found in Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K.

Goodwill and Intangible Assets

At December 31, 2012, the Company had a recorded balance of $22,031 in goodwill from the November 30, 2005 acquisition of NWB Financial Corporation and its wholly owned subsidiary Northwest Business Bank (“NWBF”). In accordance with financial accounting standards, assets with indefinite lives are no longer amortized, but instead are periodically tested for impairment. Management performs an impairment analysis of its goodwill at least annually and has determined that there was no impairment as of December 31, 2012, 2011 and 2010. In addition, as a result of the transaction the bank recorded a core deposit intangible which was amortized using a straight-line method and was fully amortized in November 2012.

Share-based Compensation

Consistent with the provisions of FASB ASC 718, Stock Compensation, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation, we recognize expense for the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. Management assumptions utilized at the time of grant impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately, the expense that will be recognized over the life of the option. Additional information is included in Note 1 of the Notes to Consolidated Financial Statements in this Form 10-K.

Fair Value Measurements

Generally accepted accounting principles define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820, Fair Value Measurements, establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources while unobservable inputs reflect our estimates about market data. In general, fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities traded in active markets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2012, in this Form 10-K. None of these pronouncements are expected to have a significant effect on the Company’s financial condition or results of operations.

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

4th Quarter 2012 Compared to 4th Quarter 2011

Two tables follow which analyze the changes in net interest income for the fourth quarter 2012 and fourth quarter 2011. Table I, “Average Balance Analysis of Net Interest Income”, provides information with regard to average balances of assets and liabilities, as well as associated dollar amounts of interest income and interest expense, relevant average yields or rates, and net interest income as a percentage of average earning assets. Net interest income and the net interest margin for all periods reported have been adjusted to a tax-equivalent basis using a 35 percent tax rate. Table II, “Analysis of Changes in Interest Income and Interest Expense,” shows the increase (decrease) in the dollar amount of interest income and interest expense and the differences attributable to changes in either volume or rates.

On a linked-quarter basis, net interest margin as a percentage of average earning assets for fourth quarter 2012 was 4.11 percent, down 5 and 48 basis points from the 4.16 and 4.59 percent margins reported for third quarter 2012 and fourth quarter 2011, respectively. For both the linked-quarter and quarter-over-quarter margin results, a decline in earning asset yields was partially offset by a decrease in the Company’s cost of funds.

2013 margins are expected to remain under pressure and subject to compression due to the prolonged low interest rate environment as yields on new loan production are lower than portfolio averages and core deposits are priced at virtual floors. To the extent loan growth experienced during the last half of 2012, continues in 2013, and higher yielding loans replace run off of the lower yielding securities portfolio, the margin compression may be mitigated to some extent. In addition, the acquisition of Century Bank is expected to provide some lift to the 2013 margin due to the accretion of loan discount into interest income.

In late 2012, the Federal Reserve indicated that it expected a very low target range for the federal funds rate as long as the unemployment rate remained above 6.5% and projected near-term and longer term inflation remained modest. It further indicated that this guidance was consistent with its earlier expectation of exceptionally low levels for the federal funds rate through at least mid-2015. In early 2013, Federal Reserve officials also indicated that their perception of conditions in the U.S. financial system arising from this very low rate environment, over time, could affect this accommodative monetary policy. Given current levels of unemployment and inflation, interest rates are expected to remain at low levels for an extended period. However, the longer portion of the yield curve is still expected to be volatile as the market responds to economic reports, Federal Reserve actions and global economic events.

Table I shows that earning asset yields declined by 66 basis points to 4.53 percent in fourth quarter 2012 from 5.19 percent in fourth quarter 2011. This decline in earning asset yields was primarily attributable to: 1) a lower yield on both the loan and securities portfolio; and 2) a change in the earning asset mix in fourth quarter 2012 when compared to the same quarter in the prior year as the lower yielding securities portfolio grew in proportion to total earning assets. The decline in the yield on the securities portfolio was primarily due to accelerated prepayment speeds on agency mortgage-backed securities increasing the amortization of premiums. The decline in the yield on loans was primarily due to the following factors: 1) the historical low interest rate environment as new loans were booked at yields lower than the average portfolio; 2) the highly competitive pricing on new loan production; and 3) reductions in rates on existing loans and loan rate floors as they came up for renewal due to competitive pressure.

The decline in earning asset yields was partially offset by a decrease in the cost of funds. The cost of interest-bearing liabilities declined by 28 basis points from 0.87 percent in fourth quarter 2011 to 0.59 percent in fourth quarter 2012. The decline in rates is evident in each core deposit category as the cost of interest-bearing core deposits fell by 17 basis points from 0.58 percent in fourth quarter 2011 to 0.41 percent in fourth quarter 2012. The cost of wholesale funding also moved down from 1.72 percent in fourth quarter 2011 to 0.99 percent in fourth quarter 2012. All categories of wholesale funding showed a decline in rates during the period.

Table II shows the changes in net interest income due to rate and volume for the quarter ended December 31, 2012, as compared to the quarter ended December 31, 2011. Fourth quarter 2012 interest income including loan fees declined by $1,079 from the prior year with higher volumes of earning assets increasing interest income by $818, which was more than offset by a $1,897 decline in interest income due to lower rates. The decline in interest income due to lower rates was attributable to both the securities portfolio and the loan portfolio as yields on both of these earning assets continued to decline during the period in the historically low interest rate environment. The decline in interest income in fourth quarter 2012 when compared to the same quarter one year ago was partially offset by a $471 drop in interest expense. The entire decline in interest expense was related to lower rates, with the majority of this decline related to lower rates on core deposit products. The rate/volume analysis shows that interest expense on core deposits fell by $275 from the prior year period due to both lower volumes and lower rates.

Table I

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Three Months Ended			Three Months Ended
	December 31, 2012			December 31, 2011
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest-earning assets
Federal funds sold and interest-bearing deposits	$147	$2	5.41%	$107	$1	3.71%
Securities available-for-sale:
Taxable	331,151	1,286	1.54%	302,490	2,013	2.64%
Tax-exempt (1)	70,239	714	4.04%	38,966	463	4.71%
Loans held-for-sale	—	—	0.00%	685	7	4.05%
Loans, net of deferred fees and allowance (2)	829,681	12,003	5.76%	810,053	12,600	6.17%

Total interest-earning assets (1)	1,231,218	14,005	4.53%	1,152,301	15,084	5.19%

Non earning assets
Cash and due from banks	25,505			20,541
Premises and equipment	19,343			20,263
Goodwill & intangible assets	22,044			22,263
Interest receivable and other	59,986			42,349

Total nonearning assets	126,878			105,416

Total assets	$1,358,096			$1,257,717

Interest-bearing liabilities
Money market and NOW accounts	$488,256	$(446)	–0.36%	$498,405	$(647)	–0.52%
Savings deposits	38,975	(12)	–0.12%	37,568	(21)	–0.22%
Time deposits – core (3)	56,108	(148)	–1.05%	61,577	(213)	–1.37%

Total interest-bearing core deposits	583,339	(606)	–0.41%	597,550	(881)	–0.58%

Time deposits – non-core	103,851	(305)	–1.17%	73,988	(337)	–1.81%
Federal funds purchased	2,397	(3)	–0.50%	6,484	(9)	–0.55%
FHLB & FRB borrowings	154,321	(325)	–0.84%	110,043	(481)	–1.73%
Trust preferred	8,248	(35)	–1.69%	8,248	(37)	–1.78%

Total interest-bearing wholesale funding	268,817	(668)	–0.99%	198,763	(864)	–1.72%

Total interest-bearing liabilities	852,156	(1,274)	–0.59%	796,313	(1,745)	–0.87%

Noninterest-bearing liabilities
Demand deposits	317,029			275,212
Interest payable and other	5,281			4,616

Total noninterest liabilities	322,310			279,828

Total liabilities	1,174,466			1,076,141
Shareholders’ equity	183,630			181,576

Total liabilities and shareholders’ equity	$1,358,096			$1,257,717

Net interest income		$12,731			$13,339

Net interest margin (1)		4.11%			4.59%

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $250 and $162 for the three months ended December 31, 2012 and December 31, 2011, respectively.

Net interest margin was positively impacted by 8 and 5 basis points, respectively.

(2)	Interest income includes recognized loan origination fees of $101 and $86 for the three months ended December 31, 2012 and December 31, 2011, respectively.
(3)	Defined by the Company as interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.

Table II

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Three Months Ended December 31, 2012 compared to December 31, 2011 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$—	$1	$1
Securities available-for-sale:
Taxable	185	(912)	(727)
Tax-exempt (1)	370	(119)	251
Loans held-for-sale	(7)	—	(7)
Loans, net of deferred fees and allowance	270	(867)	(597)

Total interest-earning assets (1)	818	(1,897)	(1,079)

Interest paid on:
Money market and NOW accounts	(15)	(186)	(201)
Savings deposits	1	(10)	(9)
Time deposits – core (2)	(19)	(46)	(65)

Total interest-bearing core deposits	(33)	(242)	(275)

Time deposits – non-core	135	(167)	(32)
Federal funds purchased	(6)	—	(6)
FHLB & FRB borrowings	192	(348)	(156)
Trust preferred	—	(2)	(2)

Total interest-bearing wholesale funding	321	(517)	(196)

Total interest-bearing liabilities	288	(759)	(471)

Net interest income (1)	$530	$(1,138)	$(608)

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $250 and $162 for the three months ended December 31, 2012 and December 31, 2011, respectively.

(2)	Defined by the Company as interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.

Two tables follow which analyze the changes in net interest income for the years 2012, 2011 and 2010. Table III, “Average Balance Analysis of Net Interest Income,” provides information with regard to average balances of assets and liabilities as well as associated dollar amounts of interest income and interest expense, relevant average yields or rates, and net interest income as a percent of average earning assets. Net interest income and the net interest margin for all periods reported have been adjusted to a tax-equivalent basis using a 35 percent tax rate. Table IV, “Analysis of Changes in Interest Income and Interest Expense,” shows the increase (decrease) in the dollar amount of interest income and interest expense and the differences attributable to changes in either volume or rates.

2012 Compared to 2011

The net interest margin for the full year 2012 was 4.24 percent, a decline of 37 basis points from the 4.61 percent net interest margin for the year 2011. Table III shows that earning asset yields declined by 65 basis points to 4.72 percent for the year 2012 when compared to 5.37 percent for 2011. The decline in earning assets yields was primarily due to the following factors: 1) a decline in yields on securities available-for-sale due to lower reinvestment rates available on new security purchases, 2) a decline in yields on loans resulting from new loan production booked at rates lower than the portfolio average, and 3) a change in the mix of earning assets as average lower yielding securities represented 32.0 percent of total average earning assets for the year 2012 compared to 27.1 percent in 2011.

Table III also shows that the overall cost of interest-bearing liabilities for the year 2012 was down 40 basis points from 1.10 percent in 2011 to 0.70 percent in 2012 and partially offset the decline in earning asset yields. The cost of both interest-bearing core deposits and interest-bearing wholesale funding fell in 2012 when compared to the prior year. The cost of interest-bearing core deposits dropped by 39 basis points in 2012 from 2011, while the cost of interest-bearing wholesale funding also moved down 79 basis points from 2.00 percent in 2011 to 1.21 percent in 2012. In 2012, the Company increased its usage of wholesale funding, specifically short-term non-core time deposits and short-term FHLB advances, to fund asset growth.

The year-to-date December 31, 2012, rate/volume analysis in Table IV shows that interest income including loan fees decreased by $3,544 from 2011. Higher volume, specifically higher taxable and tax-exempt securities volume, resulted in an increase of $2,849 in interest income, which was more than offset by a $6,393 decline in interest income due to lower rates on both securities and loans. The rate/volume analysis shows that interest expense for the year 2012 decreased by $2,797 from 2011. Overall, changes in volumes or changes in volume mix increased interest expense by $1,444, while lower rates on interest-bearing liabilities decreased interest expense by $4,241.

2011 Compared to 2010

The net interest margin for the full year 2011 was 4.61 percent, a decline of 12 basis points from the 4.73 percent net interest margin for the year 2010. Table III shows that earning asset yields declined by 48 basis points to 5.37 percent for the year 2011 when compared to 5.85 percent for 2010. The decline in earning assets yields was primarily due to the following factors: 1) a decline in yields on securities available-for-sale, 2) a decline in yields on loans resulting from new loan production booked at rates lower than the portfolio average, and 3) a change in the mix of earning assets as average lower yielding securities represented 27.1 percent of total average earning assets for the year 2011 compared to 18.3 percent in 2010.

Table III also shows that the overall cost of interest-bearing liabilities for the year 2011 was down 42 basis points from 1.52 percent in 2010 to 1.10 percent in 2011 and partially offset the decline in earning asset yields. The cost of both interest-bearing core deposits and interest-bearing wholesale funding fell in 2011 when compared to the prior year. The cost of interest-bearing core deposits dropped by 42 basis points in 2011 from 2010, while the cost of interest-bearing wholesale funding also moved down 30 basis points from 2.30 percent in 2010 to 2.00 percent in 2011. In 2011, the Company reduced its use of interest-bearing wholesale funding as evidenced by the $22,649 decline in average balances for 2011 when compared to 2010.

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

Table III

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Twelve Months Ended December 31, 2012			Twelve Months Ended December 31, 2011			Twelve Months Ended December 31, 2010
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest-earning assets
Federal funds sold and interest-bearing deposits	$108	$6	5.56%	$196	$6	3.06%	$576	$11	1.91%
Securities available-for-sale:
Taxable	326,159	6,171	1.89%	273,884	8,043	2.94%	188,740	6,284	3.33%
Tax-exempt (1)	58,651	2,500	4.26%	30,540	1,511	4.95%	9,767	504	5.16%
Loans held-for-sale	190	7	3.68%	496	25	5.04%	864	35	4.05%
Loans, net of deferred fees and allowance (2)	816,465	48,085	5.89%	817,419	50,728	6.21%	886,730	56,775	6.40%

Total interest-earning assets (1)	1,201,573	56,769	4.72%	1,122,535	60,313	5.37%	1,086,677	63,609	5.85%

Non earning assets
Cash and due from banks	20,393			19,914			21,121
Premises and equipment	19,710			20,531			20,813
Goodwill & intangible assets	22,126			22,348			22,571
Interest receivable and other	53,292			41,387			38,107

Total nonearning assets	115,521			104,180			102,612

Total assets	$1,317,094			$1,226,715			$1,189,289

Interest-bearing liabilities
Money market and NOW accounts	$483,110	$(2,011)	–0.42%	$505,558	$(3,635)	–0.72%	$489,777	$(5,189)	–1.06%
Savings deposits	37,994	(59)	–0.16%	35,368	(150)	–0.42%	30,785	(286)	–0.93%
Time deposits – core	58,724	(667)	–1.14%	74,938	(1,511)	–2.02%	90,366	(2,360)	–2.61%

Total interest-bearing core deposits (3)	579,828	(2,737)	–0.47%	615,864	(5,296)	–0.86%	610,928	(7,835)	–1.28%

Time deposits – non-core	95,598	(1,322)	–1.38%	65,408	(1,248)	–1.91%	77,087	(1,458)	–1.89%
Federal funds purchased	4,497	(24)	–0.53%	7,771	(41)	–0.53%	22,038	(44)	–0.20%
FHLB & FRB borrowings	145,509	(1,584)	–1.09%	84,634	(1,894)	–2.24%	81,337	(2,325)	–2.86%
Trust preferred	8,248	(151)	–1.83%	8,248	(136)	–1.65%	8,248	(510)	–6.18%

Total interest-bearing wholesale funding	253,852	(3,081)	–1.21%	166,061	(3,319)	–2.00%	188,710	(4,337)	–2.30%

Total interest-bearing liabilities	833,680	(5,818)	–0.70%	781,925	(8,615)	–1.10%	799,638	(12,172)	–1.52%

Noninterest-bearing liabilities
Demand deposits	297,428			263,915			216,154
Interest payable and other	4,511			3,619			2,739

Total noninterest liabilities	301,939			267,534			218,893

Total liabilities	1,135,619			1,049,459			1,018,531
Shareholders’ equity	181,475			177,256			170,758

Total liabilities and shareholders’ equity	$1,317,094			$1,226,715			$1,189,289

Net interest income		$50,951			$51,698			$51,437

Net interest margin (1)		4.24%			4.61%			4.73%

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $875, $529, and $176 for the twelve months ended December 31, 2012, 2011, and 2010, respectively. Net interest margin was positively impacted by 7, 5, and 1 basis points, respectively.

(2)	Interest income includes recognized loan origination fees of $243, $102, and $538 for the twelve months ended December 31, 2012, 2011, and 2010, respectively.
(3)	Defined by the Company as interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.

Table IV

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	2012 compared to 2011 Increase (decrease) due to			2011 compared to 2010 Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$(3)	$3	$—	$(7)	$2	$(5)
Securities available-for-sale:
Taxable	1,535	(3,407)	(1,872)	2,835	(1,076)	1,759
Tax-exempt (1)	1,391	(402)	989	1,072	(65)	1,007
Loans held-for-sale	(15)	(3)	(18)	(15)	5	(10)
Loans, net of deferred fees and allowance	(59)	(2,584)	(2,643)	(4,438)	(1,609)	(6,047)

Total interest-earning assets (1)	2,849	(6,393)	(3,544)	(553)	(2,743)	(3,296)

Interest paid on:
Money market and NOW accounts	(161)	(1,463)	(1,624)	167	(1,721)	(1,554)
Savings deposits	11	(102)	(91)	43	(179)	(136)
Time deposits – core (2)	(327)	(517)	(844)	(403)	(446)	(849)

Total interest-bearing core deposits	(477)	(2,082)	(2,559)	(193)	(2,346)	(2,539)

Time deposits – non-core	576	(502)	74	(221)	11	(210)
Federal funds purchased	(17)	—	(17)	(28)	25	(3)
FHLB & FRB borrowings	1,362	(1,672)	(310)	94	(525)	(431)
Trust preferred	—	15	15	—	(374)	(374)

Total interest-bearing wholesale funding	1,921	(2,159)	(238)	(155)	(863)	(1,018)

Total interest-bearing liabilities	1,444	(4,241)	(2,797)	(348)	(3,209)	(3,557)

Net interest income (1)	$1,405	$(2,152)	$(747)	$(205)	$466	$261

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $875, $529 and $176 for the twelve months ended December 31, 2012, 2011, and 2010, respectively.

(2)	Defined by the Company as interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.

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

The provision for loan losses was $1,900 in 2012 compared to $12,900 for the year 2011. The decrease in the 2012 provision for loan losses when compared to 2011 was primarily due to lower net loan charge offs, combined with reductions in the levels of classified and nonperforming assets. Net charge offs for the year 2012 were $496 or 0.06 percent of average loans compared to $14,529 of net charge offs or 1.74 percent of average loans in 2011. Classified assets at December 31, 2012, were $56,082, down $12,411 from classified assets of $68,493 at December 31, 2011. Classified assets as a percentage of regulatory capital were 31.81 percent at December 31, 2012, compared to 38.91 percent at December 31, 2011. Nonperforming assets at December 31, 2012, were $26,428, down $10,671 or 28.8 percent from the prior year-end. As a result of the decline in classified assets and nonperforming assets in 2012 and further reductions expected in 2013, the Company anticipates a continued low level for the provision for loan losses.

The provision for loan losses was $12,900 in 2011 compared to $15,000 for the year 2010. The decrease in the 2011 provision for loan losses when compared to 2010 was primarily due to reductions in the levels of classified and nonperforming assets. Classified assets at December 31, 2011, were $68,493, down $41,258 from classified assets of $109,751 at December 31, 2010. Classified assets as a percentage of regulatory capital were 38.91 percent at December 31, 2011, compared to 63.39 percent at December 31, 2010. Nonperforming assets at December 31, 2011, were $37,099, down $9,164 or 19.8 percent from the prior year-end. Net charge offs for the year 2011 were $14,529, or 1.74 percent of average loans, and were up $2,732 over net charge offs of $11,797, or 1.30 percent of average loans, for 2010. Net charge offs in 2011 included a charge off of $5,190 on a single commercial land development loan recorded during the fourth quarter 2011.

At December 31, 2012, the Company had $26,428 in nonperforming assets, net of government guarantees, or 1.92 percent of total assets, compared to $37,099 or 2.92 percent of total assets, at December 31, 2011. The schedule below provides a more detailed breakdown of nonperforming assets by loan type at December 31, 2012, and December 31, 2011:

NONPERFORMING ASSETS
	December 31, 2012	December 31, 2011
Nonaccrual loans
Real estate secured loans:
Permanent loans:
Multi-family residential	$—	$—
Residential 1-4 family	1,140	3,426
Owner-occupied commercial	3,805	5,138
Nonowner-occupied commercial	—	575

Total permanent real estate loans	4,945	9,139
Construction loans:
Multi-family residential	—	—
Residential 1-4 family	—	757
Commercial real estate	—	933
Commercial bare land and acquisition & development	—	7,837
Residential bare land and acquisition & development	101	1,929

Total real estate construction loans	101	11,456

Total real estate loans	5,046	20,595
Commercial loans	4,315	5,999
Consumer loans	—	—

Total nonaccrual loans	9,361	26,594
90 days past due and accruing interest	—	—

Total nonperforming loans	9,361	26,594
Nonperforming loans guaranteed by government	(905)	(495)

Net nonperforming loans	8,456	26,099
Other real estate owned	17,972	11,000

Total nonperforming assets, net of guaranteed loans	$26,428	$37,099

Nonperforming loans to outstanding loans	0.97%	3.18%
Nonperforming assets to total assets	1.92%	2.92%

Nonperforming assets at December 31, 2012, consisted of $8,456 of nonaccrual loans (net of $905 in government guarantees) and $17,972 of other real estate owned. Total nonperforming assets at December 31, 2012, were down $10,671 from nonperforming assets at December 31, 2011, as the Company was able to resolve many of its problem loans, a trend that is expected to continue in 2013. Other real estate owned at December 31, 2012, consisted of six properties. Two properties, a commercial land development loan and a retail strip mall, valued at $11,218 and $4,043, respectively, make up 84.9 percent of total other real estate owned at such date. While the Company is actively marketing both properties, the location and type of these two properties make them susceptible to possible valuation write-downs as new appraisals become available.

The allowance for loan losses at December 31, 2012, was $16,345 (1.88 percent of gross outstanding loans) compared to $14,941 (1.82 percent of loans) and $16,570 (1.93 percent of loans) at the years ended 2011 and 2010, respectively. At December 31, 2012, the Company had also reserved $170 for possible losses on unfunded loan commitments, which was classified in other liabilities. The 2012 ending allowance included $2 in specific allowance for $9,493 in impaired loans (net of government guarantees). At December 31, 2011, the Company had $30,094 in nonperforming loans (net of government guarantees) with a specific allowance of $455 assigned.

While the Company saw some positive trends in 2012 with its resolution of classified assets and nonperforming assets, management cannot predict with certainty the level of the provision for loan losses, the level of the allowance for loans losses, nor the level of nonperforming assets in future quarters, as a result of uncertain economic conditions. At December 31, 2012, and as shown in this For 10-K under note 3 of the Notes to Consolidated Financial Statements, the Company’s unallocated reserves were $986, or 6.0 percent of the total allowance for loan losses, at year-end 2012, which represented a decline from the prior year-end. Management believes that the allowance for loan losses at December 31, 2012, is adequate and this level of unallocated reserves was prudent in light of the economic conditions and uncertainty that exists in the Northwest markets that the Company serves.

Noninterest Income

Noninterest income is derived from sources other than fees and interest on earning assets. The Company’s primary sources of noninterest income are service charge fees on deposit accounts, merchant bankcard activity, and business credit card interchange fees.

2012 Compared to 2011

For the year 2012, noninterest income was $5,741, down $125 or 2.1 percent from the same period last year. The prior year’s noninterest income included $884 of revenue from the gain on the sale of securities, while in 2012 there were no sales of securities. Excluding this gain on sale of securities in 2011, noninterest income in 2012 was up $759 or 15.2 percent over the same period last year. The increase in 2012 noninterest income when compared to last year was primarily attributable to the $583 in revenue from the BOLI investment and a $324 increase in the other income category, which was primarily generated from rental income on other real estate owned properties.

2011 Compared to 2010

Noninterest income for the year 2011 was $5,866, up $1,217 or 26.2 percent over 2010. Gains on the sales of securities, net of OTTI charges accounted for $1,055 of the increase in noninterest income in 2011. Excluding gains and losses on the sale of securities and OTTI, noninterest income for the year 2011 was up $162 or 3.4 percent over the same period in 2010. All categories of noninterest income with the exception of mortgage banking income showed improvement for the year 2011 when compared to 2010. Other fees, primarily merchant bankcard, were up $71 or 5 percent in 2011 over 2010 as both transaction volumes and margins continued to improve. Account service charges also showed an increase of $105 or 6.1 percent resulting from recent changes in the service charge structure on business accounts. Loan servicing fees and the other income category also show small increases with loan servicing fees up $12 and other income up $15.

Noninterest Expense

Noninterest expense represents all expenses other than the provision for loan losses and interest costs associated with deposits and other interest-bearing liabilities. It incorporates personnel, premises and equipment, data processing and other operating expenses.

2012 Compared to 2011

For the year 2012, noninterest expense was $35,105, down $1,971 or 5.3 percent from 2011. The year 2012 noninterest expense included $203 of merger expense related to the acquisition of Century Bank. The decline in 2012 noninterest expense was primarily due to a decrease in FDIC assessments, other real estate expense, and the other expense category, that was partially offset by an increase in salaries and employee benefits. FDIC assessments in 2012 were $1,085, down $607 or 35.9 percent from the same period last year. The decline in FDIC assessments was primarily due to a change in assessment methodology based on net tangible assets versus deposits that became effective in second quarter 2011. Other real estate expense was $1,494 in 2012, down $1,813 or 54.8 percent from last year, reflecting a lower level of valuation write-downs in the current year when compared to last year. The other expense category in 2012 was $7,112, down $507 or 6.7 percent from the same period last year. The drop in the other expense category was primarily due to a decrease in legal fees related to problem assets. Offsetting a portion of these declines in noninterest expense was a $701 or 3.7 percent increase in personnel expense. Within the personnel expense category, base salaries, equity-based compensation, bonus expense and group insurance increased $400, $277, $201, and $114, respectively. The $400 increase in base salary expense was a 2.7 percent increase over the prior year same period. The increase in these areas was partially offset by increased loan origination costs of $668, which were booked as a reduction of salary expense.

2011 Compared to 2010

Noninterest expense for the year 2011 was $37,076, up $3,982 or 12 percent over the same period in 2010. All categories of expense showed an increase with the exception of premises and equipment expense and FDIC assessments. The largest increases in noninterest expense categories were in four categories: 1) personnel expense, 2) business development, 3) other real estate, and 4) the other expense category. The increase in personnel expense was primarily related to increased base salaries and incentive compensation, lower loan origination costs, and increased group insurance expense. Base salaries and incentive compensation were up $736 or 5 percent and $84 or 5 percent, respectively, for the year 2011, while loan origination cost (a reduction to personnel expense) declined by $388 or 18 percent when compared to 2010. The increase in base salaries reflected staff additions made during 2011 and performance increases for existing staff. The accrual for incentive compensation was up as a result of better corporate performance in 2011 when compared to the prior year. Loan origination costs were down in 2011 primarily due to changes in costs implemented during the latter part of 2010. A portion of the increases in these categories was offset by a drop of $265 in equity-based compensation, which was lower due to reversals of prior period accruals for cash-settled stock appreciation rights (“SARs”). The $1,991 increase in other real estate expense resulted primarily from valuation write downs recorded during 2011, which totaled $2,759. The other noninterest expense category increase was $970 or up 15 percent and primarily due to increases in expenses related to problem assets, specifically legal fees and repossession and collection expense, which were up $189 and $149, respectively. Other expense categories contributing to the increase in the other expense line item include: 1) insurance expense up $52, 2) accounting fees up $135, 3) telephone expense up $90, 4) travel expense up $63, and 5) training-related expenses up $37.

BALANCE SHEET

Securities Available-for-Sale

At December 31, 2012, the Company had $389,885 in securities classified as available-for-sale. At December 31, 2012, $25,044 of these securities were pledged as collateral for public deposits in Oregon and Washington.

At December 31, 2012, securities available-for-sale of $389,885 were up $43,343 over December 31, 2011. At December 31, 2012, the portfolio had an unrealized taxable gain of $9,431 compared to an unrealized taxable gain of $5,760, at December 31, 2011. During 2012, the Company purchased $148,614 in new securities, while receiving $100,657 in cash flow from maturities and pay downs on mortgage-backed securities. Purchases during the year 2012 were high-quality agency mortgage-backed securities, many of which were zero percent risk-weighted, bullet agencies, and longer-term taxable and tax-exempt municipals. These purchases were part of a three-pronged strategy to 1) add liquidity to the asset side of the balance sheet, 2) provide earnings in light of slow loan growth, and 3) hedge the balance sheet against an increasing rate scenario due to the Company’s liability sensitive position. However, due to the prospect of a low interest rate environment for an extended period of time, the Company expanded purchases of longer-term municipals to provide additional income and reduce the Company’s effective tax rate. At December 31, 2012, the portfolio had an average life of 4.1 years and duration of 3.7 years. That compares to an average life and duration of 4.0 years and 3.4 years, respectively, at December 31, 2011. The portfolio is structured to generate sufficient cash flow to allow reinvestment at higher rates should interest rates move up or to fund loan growth. In a stable rate environment, approximately $84,335 in cash flow is anticipated during 2013. Going forward, purchases will be dependent upon core deposit growth, loan growth, and the Company’s interest rate risk position. During the first half of 2013, purchases of new securities are expected to be limited as cash flow from the portfolio is expected to fund new loan growth and an anticipated seasonal decline in core deposits.

At year-end 2012, $8,600 or 2.2 percent of the total securities portfolio was composed of private-label mortgage-backed securities. This portfolio consists of 21 individual securities. Management reviews monthly all available information, including current and projected default rates and current and projected loss severities, related to the collectability of its potentially impaired investment securities and determined no additional OTTI was required during 2012. However, recognition of additional OTTI on the private-label mortgage-backed portion of the portfolio is possible in future quarters depending upon economic conditions, default rates on home mortgages, loss severities on foreclosed homes, unemployment levels, and home values.

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

Loans

At December 31, 2012, outstanding gross loans were $871,257, up $50,428 over outstanding loans of $820,829 at December 31, 2011. A summary of outstanding loans by market, including out-of-market health care loans, for the years ended December 31, 2012, and December 31, 2011, follows:

Loans			2012 vs. 2011
	Balance December 31, 2012	Balance December 31, 2011	$ Increase (Decrease)	% Increase (Decrease)
Eugene market gross loans, period-end	$253,345	$236,932	$16,413	6.9%
Portland market gross loans, period-end	383,616	380,397	3,219	0.8%
Seattle market gross loans, period-end	154,229	161,144	(6,915)	–4.3%
Out-of-market health care gross loans, period end	80,067	42,356	37,711	89.0%

Total gross loans, period-end	$871,257	$820,829	$50,428	6.1%

All of the Company’s primary markets, with the exception of the Seattle market, had an increase in outstanding loans at December 31, 2012 when compared to the prior year-end. Growth in out-of-market health care loans accounted for $37,711 of the total increase in outstanding loans during 2012. The company defines “health care loans” as loans to health professionals including dentists, physicians, health facilities and veterinary medicine. The Company’s defined “market area” is within the states of Oregon and Washington west of the Cascade Mountain Range. This area is serviced by branch locations in Eugene, Portland, and Seattle. Out-of-market health care loans are maintained and serviced by personnel primarily located in the Portland market. Growth in out-of-market health care lending during 2012, resulted in the opening of a loan production office in Denver, Colorado during 2012.

The increase in Eugene and Portland market loans was primarily related to an increase in health care lending, owner-occupied real estate loans, multifamily construction loans, and commercial and industrial loans. The decline in the Seattle market was reflective of more pronounced exposure to commercial real estate construction and land development loans, an area of that continued to contract during 2012.

The Company experienced improved lending activity during the year when compared to the prior year, with $299,337 in loan production, including both new and renewed loans, of which $53,329 were new loans. In addition, the Company’s loan pipelines in all three markets strengthened as the year 2012 progressed, and the Company expects these pipelines will translate into continued net growth in outstanding loans during 2013.

The Company continued to expand outstanding loans to dental professionals during the year 2012. Outstanding loans to dental professionals at December 31, 2012, totaled $270,782 or 31.1 percent of the loan portfolio, compared to $208,489 or 25.4 percent of the loan portfolio at December 31, 2011. Growth in out-of-market dental loans accounted for $36,518 or 58.6 percent of the total increase in outstanding dental loans during 2012. At December 31, 2012, $18,834 or 6.96 percent of the outstanding dental loans are supported by government guarantees. Loans to dental professionals include loans for such purposes as starting up a practice, acquisition of a practice, equipment financing, owner-occupied facilities, and working capital. Out-of-market dental loans are limited only to acquisition of a seasoned practice by experienced dental professionals and owner-occupied real estate loans. In addition to growth in the dental industry, growth was also experienced in the wider healthcare field with loans to physicians, surgeons, optometrists, family practitioners, and medical specialists. More detailed data on the Company’s dental loan portfolio and the credit quality of this portfolio can be found in Note 4 of the Notes to Consolidated Financial Statements in this Form 10-K.

Detailed credit quality data on the entire loan portfolio can be found in Note 3 of the Notes to Consolidated Financial Statements, in this Form 10-K. Additionally, more detailed information on the loan portfolio, including outstanding loans by type, maturity structure, and repricing characteristics of the portfolio, can be found in the statistical information section of Business and in Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K.

Goodwill and Intangible Assets

At December 31, 2012, the Company had a recorded balance of $22,031 in goodwill from the November 30, 2005, acquisition of NWB Financial Corporation and its wholly owned subsidiary, Northwest Business Bank (“NWBF”). In accordance with GAAP, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment. Management performed an impairment analysis at December 31, 2012, and determined there was no impairment of the goodwill at the time of the analysis.

Deferred Tax Assets

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. At December 31, 2012, the Company had a net deferred tax asset of $6,230. Deferred tax assets are reviewed for recoverability and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain. In light of the Company’s performance, management anticipates that the deferred tax assets will be fully utilized to offset future income taxes and that no valuation allowance is required. Additional disclosures regarding the components of the net deferred tax asset are included in Note 12 of the Notes to Consolidated Financial Statements in this Form 10-K.

Deposits

Outstanding deposits at December 31, 2012, were $1,046,154, an increase of $80,900 over outstanding deposits of $965,254 at December 31, 2011. Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and local non-public time deposits, including local non-public time deposits in excess of $100, were $938,629, up $52,786 or 6.0 percent over outstanding core deposits of $885,843 at December 31, 2011. At December 31, 2012, and 2011, core deposits represented 89.7 percent and 91.8 percent, respectively, of total deposits. Year-to-date average core deposits, a measurement that removes daily volatility, were $877,256 at December 31, 2012, a decrease of $2,523 or 0.3 percent over average core deposits of $879,779 at December 31, 2011.

A summary of outstanding deposits by market for the years 2012 and 2011 follows:

Deposits			2012 vs. 2011
	Balance December 31, 2012	Balance December 31, 2011	$ Increase (Decrease)	% Increase (Decrease)
Eugene market core deposits, period-end	$536,143	$526,928	$9,215	1.7%
Portland market core deposits, period-end	258,516	237,230	21,286	9.0%
Seattle market core deposits, period-end	143,970	121,685	22,285	18.3%

Total core deposits, period-end	938,629	885,843	52,786	6.0%
Other deposits, period-end	107,525	79,411	28,114	35.4%

Total deposits, period-end	$1,046,154	$965,254	$80,900	8.4%

All three of the Company’s primary markets experienced growth in outstanding core deposits, with the Seattle market showing the strongest growth both in dollars and percentage. In all three markets, we were successful in acquiring new deposit relationships and deepening existing relationships with existing clients. Because of its strategic focus on business banking and banking for nonprofits, the Company attracts a number of large depositors that account for a relatively significant portion of the core deposit base. Large depositor balances are subject to significant daily volatility. At December 31, 2012, large depositors, generally defined as relationships with $1,000 or more in deposits, accounted for $330,567 of the Company’s total core deposit base and represented 35.2 percent of outstanding core deposits. For more information on the Company’s large depositors and management of these relationships, see the “Liquidity and Cash Flows” Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K. Additional information on deposits may also be found in Note 8 of the Notes to Consolidated Financial Statements in this Form 10-K

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures at December 31, 2012, which were issued in conjunction with the 2005 acquisition of NWBF and had an interest rate of 6.265 percent that was fixed through January 2011. In January 2011, the rate on the junior subordinated debentures changed to three-month LIBOR plus 135 basis points. The current rate on the junior subordinated debentures is 1.65 percent. As of December 31, 2012, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines. Additional information regarding the terms of the junior subordinated debentures, including maturity/repricing dates and interest rate, is included in Note 11 of the Notes to Consolidated Financial Statements in this Form 10-K.

CAPITAL RESOURCES

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the issuance of new stock or other equity securities whether through stock offerings or through the exercise of equity awards. Capital formation allows the Company to grow assets and provides flexibility in times of adversity. Shareholders’ equity at December 31, 2012, was $183,381, up $4,515 from December 31, 2011.

In February 2012, the Company’s Board of Directors authorized the repurchase of up to five percent of the Company’s outstanding shares, or approximately 922,000 shares with the purchases to take place over a 12-month period. During 2012, the Company repurchased 641,637 shares at a weighted average price of $8.85. Total shares repurchased in 2012 amounted to 3.5 percent of the total outstanding shares at the commencement of the repurchase plan. Unless another capital deployment opportunity arises, the Company will likely continue to maintain capital levels similar to those in December 31, 2012 throughout 2013. For additional details regarding the changes in equity, please see the Consolidated Statements of Changes in Shareholders’ Equity in the Consolidated Financial Statements in this Form 10-K.

The Federal Reserve and the FDIC have in place guidelines for risk-based capital requirements applicable to U.S. bank holding companies and banks. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in three ways, first by measuring Tier 1 capital to leverage assets, followed by capital measurement in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. These guidelines require a minimum of 4% Tier 1 capital to leverage assets, 4% Tier 1 capital to risk-weighted assets, and 8% total capital to risk-weighted assets. In order to be classified as “well-capitalized,” the highest capital rating, by the FDIC, these three ratios must be in excess of 5.00%, 6.00%, and 10.00%, respectively. The Bank’s leverage capital ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio were 12.15%, 16.64%, and 17.90%, respectively, at December 31, 2012, all ratios being well above the minimum “well-capitalized” designation.

In June 2012, the federal banking agencies each issued notices of proposed rule-making that would revise regulatory capital rules for U.S. banking organizations and align them with the Basel III capital framework issued by the Basel Committee on Banking Supervision. During the fourth quarter 2012, the federal banking agencies advised that the implementation of the proposed rules would be postponed. However, revisions to the agencies’ capital rules are expected to include, among other things, revised risk-based and leverage capital requirements, implementation of a new common equity Tier 1 minimum capital requirement, and a higher minimum Tier 1 capital requirement. Under the proposed rules, it is expected the Company’s trust preferred securities would be phased out of Tier 1 capital over a period of time. Please refer to “Risk Factors” and “Business, Supervision and Regulation in this Form 10-K for more information about these proposed rules. The proposed rules are not yet final and are subject to further modification by the federal banking agencies. Once final rules are in place, the Company will analyze the impact the rules would have on its capital management policy and expects to exceed the minimum capital requirements within the prescribed implementation timelines.

In general, the Company has paid cash dividends on a quarterly basis. During the third quarter 2012, the Company announced a change in its dividend schedule. Going forward, cash dividends, when and if declared, will be declared and announced simultaneously with the Company’s quarterly earnings releases in January, April, July, and October each year with dividends to be paid in February, May, August, and November. The Board of Directors considers the dividend amount quarterly and takes a broad perspective in its dividend deliberations, including a review of recent operating performance, capital levels, and concentrations of loans as a percentage of capital, and growth projections. The Board also considers dividend payout ratios, dividend yield, and other financial metrics in setting the quarterly dividend. During 2012, the Company paid cash dividends of $0.31 per share, compared to $0.10 per share in 2011. Cash dividends during 2012 consisted of $0.24 in regular dividends and $0.07 in special dividends. During 2012, the Board of Directors approved two increases in the regular cash dividend to shareholders from $0.05 per share in first quarter 2012 to $0.06 in second quarter 2012 followed by an increase to $0.07 in fourth quarter 2012.

At its January 15, 2013, meeting, the Board of Directors approved an increase in the regular quarterly cash dividend to shareholders to $0.08 per share and also approved a special dividend to shareholders of an additional $0.08 per share. The total cash dividend of $0.16 per share will be paid to shareholders on February 11, 2013 to shareholders of record as of January 31, 2013. The Company presently projects that existing capital will be sufficient to fund anticipated organic asset growth, while maintaining a “well-capitalized” status under all applicable regulatory requirements.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Company commits to extensions of credit and issues letters of credit. The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2012, the Company had $168,073 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Company to guarantee performance of a customer to a third-party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At December 31, 2012, the Company had $832 in letters of credit and financial guarantees written.

In the normal course of business under the provisions of the Company’s investment policy, additional investment securities may be purchased from time to time. At December 31, 2012, the Company had committed to purchase one municipal security with a book value of $216 thousand that settled in January of 2013.

The Company has certain other financial commitments. These future financial commitments at December 31, 2012, are outlined below:

Contractual Obligations (dollars in thousands)	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Junior subordinated debentures	$8,248	$—	$—	$—	$8,248
FHLB borrowings	118,000	77,000	13,500	25,500	2,000
Overnight Fed Funds Borrowed	11,570	11,570	—	—	—
Time deposits	161,636	94,974	23,144	19,272	24,246
Operating lease obligations	5,519	1,128	1,293	800	2,298
Employment Contracts	690	—	690	—	—

	$305,663	$184,672	$38,627	$45,572	$36,792

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

Core deposits at December 31, 2012, were $938,629 and represented 89.7 percent of total deposits. Core deposits at December 31, 2012 were up $52,786 or 6.0 percent over December 31, 2011. During 2012, the Company experienced its typical seasonal core deposit pattern, where outflows historically occur during the first six months of the year followed by growth during the second half of the year. The Company experienced an increase in outstanding loans and the securities portfolio during the year 2012 which was funded through core deposit growth and the use of wholesale funds. During the fourth quarter 2012, the Company used cash flows from the securities portfolio, along with growth in core deposits, to fund loan growth and pay down short-term borrowings.

The Company has significant liquidity on the asset side of the balance sheet in the securities portfolio. The securities portfolio represented 28.3 percent of total assets at December 31, 2012. At December 31, 2012, $25,044 of the securities portfolio was pledged to support public deposits, leaving $386,104 of the securities portfolio unencumbered and available-for-sale at such date. The securities portfolio is also available to fund loan growth as $84,000 in cash flows are projected from the portfolio over the next 12 months assuming market interest rates are unchanged. In addition, at December 31, 2012, the Company had $40,136 of government guaranteed loans that could be sold within 30 days in the secondary market to support the Company’s liquidity position.

Due to its strategic focus to market to specific segments, the Company has been successful in developing deposit relationships with several large clients, which are generally defined as deposit relationships of $1,000 or more, which are closely monitored by management and Company officers. At December 31, 2012, 34 large deposit relationships with the Company accounted for $330,567, or 35.2 percent of total outstanding core deposits. The single largest client represented 6.4 percent of outstanding core deposits at December 31, 2012. The loss of this deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity. The Company uses a 10-point risk-rating system to evaluate each of its large depositors in order to assist management in its daily monitoring of the volatility of this portion of its core deposit base. The risk-rating system attempts to determine the stability of the deposits of each large depositor, evaluating, among other things, the length of time the depositor has been with the Company and the likelihood of loss of individual large depositor relationships. Risk ratings on large depositors are reviewed at least quarterly and adjusted if necessary. Company management and officers maintain close relationships and hold regular meetings with the Company’s large depositors to assist in management of these relationships. The Company expects to maintain these relationships, believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients and regularly tests its ability to mitigate the loss of multiple large depositor relationships in its Liquidity Contingency Plan.

At December 31, 2012, the Company had secured borrowing lines with the FHLB and the FRB, along with unsecured borrowing lines with various correspondent banks, totaling $427,018. The Company’s secured lines with the FHLB and the FRB were limited by the amount of collateral pledged. At December 31, 2012, the Company had pledged $226,278 in discounted collateral value in commercial real estate loans, first and second lien single-family residential loans, and multi-family loans, to the FHLB. Additionally, certain commercial and commercial real estate loans with a discounted value of $87,740 were pledged to the FRB under the Company’s Borrower-In-Custody program. The Company’s unsecured correspondent bank lines were $113,000. At December 31, 2012, the Company had $118,000 in borrowings outstanding from the FHLB, $0 outstanding with the FRB, and $11,750 outstanding on its overnight correspondent bank lines, leaving a total of $297,448 available on its secured and unsecured borrowing lines at such date.

As disclosed in the Consolidated Statements of Cash Flows in the Consolidated Financial Statement in this Form 10-K, net cash provided by operating activities was $30,701 for the year 2012. The difference between cash provided by operating activities and net income largely consisted of non-cash items including a $1,900 provision for loan losses and depreciation and amortization of $9,950. Net cash of $107,344 was used in investing activities for the year 2012, consisting principally of net loan originations of $64,169 and $148,614 in purchases of investment securities, which was partially offset by proceeds from maturities of investment securities of $100,657. Cash provided by financing activities was $85,485 for the year 2012 and primarily consisted of an increase in deposits and short-term borrowings.

INFLATION

Substantially all of the assets and liabilities of the Company are monetary. Therefore, inflation has a less significant impact on the Company than does fluctuation in market interest rates. Inflation can lead to accelerated growth in noninterest expenses, which impacts net earnings. During the last two years, inflation, as measured by the Consumer Price Index, did not change significantly. The effects of inflation have not had a material impact on the Company.

ITEM 7A Quantitative and Qualitative Disclosures About Market Risk

The Company’s results of operations are largely dependent upon its ability to manage market risks. Changes in interest rates can have a significant effect on the Company’s financial condition and results of operations. Although permitted by its funds management policy, the Company does not presently use derivatives, such as forward and futures contracts, options or interest rate swaps, to manage interest rate risk. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities.

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

The model attempts to account for such limitations by imposing weights on the differences between repricing assets and repricing liabilities within each time segment. These weights are based on the ratio between the amount of rate change of each category of asset or liability and the amount of change in the federal funds rate. Certain non-maturing liabilities, such as checking accounts and money market deposit accounts, are allocated among the various repricing time segments to meet local competitive conditions and management’s strategies.

At December 31, 2012, the Company was liability sensitive, meaning that in a rising rate environment, the net interest margin and net interest income would decline. The Company’s interest rate risk position was primarily due to three factors: 1) active floors on $277,774 of variable rate loans, 2) an increase in the average life of the securities portfolio as a result of purchases of longer-term taxable and tax-exempt municipals and extension of the life of agency mortgage-back securities due to rising long-term rates; and 3) the composition of the Company’s core deposit base, which consists primarily of non-maturing deposits subject to immediate repricing.

The following table shows the estimated impact on net interest income at one year of interest rate changes plus 400 basis points and minus 100 basis points in 100 basis point increments. The base figure of $50,076 used in the analysis represents the actual net interest income for the year 2012. Due to the various assumptions used for this modeling and potential balance sheet strategies management may implement to mitigate interest rate risk, no assurance can be given that projections will reflect actual results.

Interest Rate Shock Analysis

Net Interest Income and Market Value Performance

($ in thousands)

Projected Interest Rate Change	Net Interest Income
	$ Estimated Value	$ Change From Base	Change From Base
400	$37,726	(12,350)	–24.66%
300	41,097	(8,979)	–17.93%
200	44,279	(5,797)	–11.58%
100	47,473	(2,603)	–5.20%
Base	50,076	—	—
–100	48,693	(1,383)	–2.76%

ITEM 8 Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Pacific Continental Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Pacific Continental Corporation and Subsidiary (Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Continental Corporation and Subsidiary as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Pacific Continental Corporation and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Portland, Oregon

March 14, 2013

Pacific Continental Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$28,607	$19,807
Interest-bearing deposits with banks	94	52

Total cash and cash equivalents	28,701	19,859

Securities available-for-sale	389,885	346,542
Loans held for sale	—	1,058
Loans, less allowance for loan losses and net deferred fees	854,071	805,211
Interest receivable	4,520	4,725
Federal Home Loan Bank stock	10,462	10,652
Property and equipment, net of accumulated depreciation	19,238	20,177
Goodwill and intangible assets	22,031	22,235
Deferred tax asset	6,230	7,308
Taxes receivable	—	1,671
Other real estate owned	17,972	11,000
Prepaid FDIC assessment	1,746	2,782
Bank-owned life insurance	15,621	15,038
Other assets	3,010	1,974

Total assets	$1,373,487	$1,270,232

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$329,825	$278,576
Savings and interest-bearing checking	554,693	545,856
Time $100,000 and over	73,610	72,436
Other time	88,026	68,386

Total deposits	1,046,154	965,254

Federal funds and overnight funds purchased	11,570	12,300
Federal Home Loan Bank borrowings	118,000	101,500
Junior subordinated debentures	8,248	8,248
Accrued interest and other payables	6,134	4,064

Total liabilities	1,190,106	1,091,366

Commitments and Contingencies (Note 16)
Shareholders’ equity
Common stock, shares authorized: 50,000,000; shares issued and outstanding: 17,835,088 at December 31, 2012, and 18,435,084 at December 31, 2011	133,017	137,844
Retained earnings	44,533	37,468
Accumulated other comprehensive income	5,831	3,554

	183,381	178,866

Total liabilities and shareholders’ equity	$1,373,487	$1,270,232

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Interest and dividend income
Loans	$48,091	$50,753	$56,810
Securities	7,797	9,025	6,612
Federal funds sold & interest-bearing deposits with banks	6	6	11

	55,894	59,784	63,433

Interest expense
Deposits	4,059	6,544	9,293
Federal Home Loan Bank & Federal Reserve borrowings	1,584	1,894	2,325
Junior subordinated debentures	151	136	510
Federal funds purchased	24	41	44

	5,818	8,615	12,172

Net interest income	50,076	51,169	51,261

Provision for loan losses	1,900	12,900	15,000

Net interest income after provision for loan losses	48,176	38,269	36,261

Noninterest income
Service charges on deposit accounts	1,827	1,816	1,711
Other fee income, principally bankcard	1,595	1,576	1,505
Net gain on sale of investment securities	—	884	45
Mortgage banking income	72	191	270
Loan servicing fees	75	106	94
Bank-owned life insurance income	583	38	—
Impairment losses on investment securities (OTTI)	—	(10)	(226)
Other noninterest income	1,589	1,265	1,250

	5,741	5,866	4,649

Noninterest expense
Salaries and employee benefits	19,576	18,875	17,657
Premises and equipment	3,373	3,444	3,462
Other real estate expense	1,494	3,307	1,316
FDIC insurance assessment	1,085	1,692	2,143
Business development	1,682	1,521	1,273
Bankcard processing	580	618	594
Merger related expense	203	—	—
Other noninterest expense	7,112	7,619	6,649

	35,105	37,076	33,094

Income before income tax provision	18,812	7,059	7,816
Income tax provision	6,159	1,718	2,724

Net income	$12,653	$5,341	$5,092

Earnings per share
Basic	$0.70	$0.29	$0.28

Diluted	$0.69	$0.29	$0.28

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(In thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010

Net income	$12,653	$5,341	$5,092

Other comprehensive income:
Available-for-sale securities:
Unrealized gains arising during the year	3,733	4,678	2,207
Reclassification adjustment for gains realized in net income	—	(884)	(45)
Other than temporary impairment	—	10	226
Income tax expense	(1,456)	(1,457)	(914)

Total other comprehensive income, net of tax	2,277	2,347	1,474

Total comprehensive income	$14,930	$7,688	$6,566

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2012, 2011, and 2010

(In thousands, except share amounts)

	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2009	18,393,773	$136,316	$29,613	$(267)	$165,662

Net income			5,092		5,092
Other comprehensive income, net of tax				1,474	1,474

Comprehensive income					6,566

Stock issuance	4,952	38			38
Stock options exercised and related tax benefit	16,407	115			115
Share-based compensation		593			593
Cash dividends			(736)		(736)

Balance, December 31, 2010	18,415,132	$137,062	$33,969	$1,207	$172,238

Net income			5,341		5,341
Other comprehensive income, net of tax				2,347	2,347

Comprehensive income					7,688

Stock issuance	5,952	56			56
Stock options exercised and related tax benefit	14,000	103			103
Share-based compensation		623			623
Cash dividends			(1,842)		(1,842)

Balance, December 31, 2011	18,435,084	$137,844	$37,468	$3,554	$178,866

Net income			12,653		12,653
Other comprehensive income, net of tax				2,277	2,277

Comprehensive Income					14,930

Stock issuance	7,987	70			70
Stock options exercised and related tax benefit	10,666	78			78
Stock options exercised (Note 14)	18,333	130			130
Shares exchanged in payment of option exercise consideration (Note 14)	(14,166)	(129)			(129)
Stock repurchased	(641,637)	(5,676)			(5,676)
Net share-based compensation	18,821	700			700
Cash dividends			(5,588)		(5,588)

Balance, December 31, 2012	17,835,088	$133,017	$44,533	$5,831	$183,381

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$12,653	$5,341	$5,092
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, net of accretion	9,950	6,028	4,235
Valuation adjustment on foreclosed assets	1,416	2,759	895
Capitalized other real estate owned costs	(140)	(780)	—
(Gain) loss on sale of other real estate owned	(130)	127	31
Provision for loan losses	1,900	12,900	15,000
Deferred income taxes	(314)	1,423	(2,110)
Increase in cash surrender value of bank-owned life insurance	(583)	(38)	—
Share-based compensation	875	659	911
Vested RSUs surrendered by employees to cover tax consequence	(105)	—	—
Excess tax benefit of stock options exercised	(10)	(14)	(11)
Production of mortgage loans held-for-sale	(2,259)	(8,153)	(14,352)
Proceeds from the sale of mortgage loans held-for-sale	3,317	9,211	12,981
Other than temporary impairment on investment securities	—	10	226
Gain on sale of investment securities	—	(884)	(45)
Change in:
Interest receivable	205	(354)	37
Deferred loan fees	163	94	(935)
Accrued interest payable and other liabilities	2,092	366	(1,239)
Income taxes (receivable) payable	1,671	(1,671)	5,299
Other assets	—	1,014	2,344

Net cash provided by operating activities	30,701	28,038	28,359

Cash flows from investing activities:
Proceeds from maturities, paydowns and sales of available-for-sale investment securities	100,657	99,866	47,779
Purchase of available-for-sale investment securities	(148,614)	(192,365)	(134,485)
Net loan principal collections (originations)	(64,169)	12,581	62,755
Purchase of loans	—	—	(40)
Purchase of property and equipment	(522)	(524)	(2,131)
Proceeds on sale of foreclosed assets	5,128	10,216	3,407
Purchase of energy tax credits	(14)	—	(1,318)
Purchase of bank-owned life insurance	—	(15,000)	—
Redemption of FHLB Stock	190	—	—

Net cash used by investing activities	(107,344)	(85,226)	(24,033)

Cash flows from financing activities:
Increase in deposits	80,900	6,295	131,041
Increase (decrease) in federal funds purchased and FHLB short-term borrowings	29,770	56,800	(115,525)
Proceeds from FHLB term advances originated	39,000	—	3,500
FHLB advances paid-off	(53,000)	(10,000)	(14,000)
Proceeds from stock options exercised	69	89	104
Excess tax benefit of stock options exercised	10	14	11
Dividends paid	(5,588)	(1,842)	(736)
Repurchase of Common stock	(5,676)	—	—

Net cash provided by financing activities	85,485	51,356	4,395

Net increase (decrease) in cash and cash equivalents	8,842	(5,832)	8,721
Cash and cash equivalents, beginning of year	19,859	25,691	16,970

Cash and cash equivalents, end of year	$28,701	$19,859	$25,691

Supplemental information:
Noncash investing and financing activities:
Transfers of loans to other real estate owned	$13,246	$9,029	$14,402
Change in fair value of securities, net of deferred income taxes	$3,672	$2,347	$1,474
Cash paid during the year for:
Income taxes	$4,187	$1,694	$4,769
Interest	$5,710	$8,292	$12,136

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Notes to Consolidated Financial Statements

In preparing these consolidated financial statements, the Company has evaluated events and transactions subsequent to the balance sheet date for potential recognition or disclosure. All dollar amounts in the following notes are expressed in thousands, except per share data.

1.	Summary of Significant Accounting Policies:

Principles of Consolidation – The consolidated financial statements include the accounts of Pacific Continental Corporation (the “Company”), a bank holding company, and its wholly owned subsidiary, Pacific Continental Bank (the “Bank”) and the Bank’s wholly owned subsidiaries, PCB Service Corporation (which previously owned and operated bank-related real estate but is currently inactive) and PCB Loan Services Corporation (which previously owned and operated certain repossessed or foreclosed collateral but is currently inactive). The Bank provides commercial banking, financing, mortgage lending and other services through fourteen offices located in Western Oregon and Western Washington. The Bank also operates two loan production offices in Tacoma, Washington and Denver, Colorado. All significant intercompany accounts and transactions have been eliminated in consolidation.

In November 2005, the Company formed a wholly owned Delaware statutory business trust subsidiary, Pacific Continental Corporation Capital Trust (the “Trust”) which issued $8,248 of guaranteed undivided beneficial interests in the Pacific Continental’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). Pacific Continental has not consolidated the accounts of the Trust in its consolidated financial statements in accordance with generally accepted accounting principles, (“GAAP”). As a result, the junior subordinated debentures issued by Pacific Continental to the issuer trust, totaling $8,248, are reflected on Pacific Continental’s consolidated balance sheet at December 31, 2012, under the caption “Junior Subordinated Debentures.” Pacific Continental also recognized its $248 investment in the Trust, which is recorded among “Other Assets” in its consolidated balance sheet at December 31, 2012.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimations made by management involve fair value calculations pertaining to financial assets and liabilities, the calculation of the allowance for loan losses, and the impairment assessment for goodwill.

Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from or deposited with banks, interest-bearing balances due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods.

The Company is required to maintain certain reserves with the Federal Reserve Bank as defined by regulation. Such reserves totaling $1,061 and $350 were maintained within the Company’s cash balances at December 31, 2012, and 2011, respectively.

Securities Available-for-Sale – Securities available-for-sale are held for indefinite periods of time and may be sold in response to movements in market interest rates, changes in the maturity or mix of Company assets and liabilities or demand for liquidity. Management determines the appropriate classification of securities at the time of purchase. The Company classified all of its securities as available-for-sale throughout 2012 and 2011.

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

Loans Held-for-Sale and Mortgage Banking Activities – The Company historically originated residential mortgage loans for resale in the secondary market. Sales were without recourse and the Company generally did not retain mortgage servicing rights. During first quarter 2012 the company closed the mortgage division and no additional loans held-for-sale were generated during the remainder of 2012.

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

Off-Balance Sheet Credit Exposure – A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with the Company’s commitment to lend funds under existing agreements such as letters or lines of credit. Management determines the adequacy of the reserve for unfunded commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. These factors include the quality of the current loan portfolio: the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and nonperforming trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience, and other pertinent information. The reserve is based on estimates and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance. Provisions for unfunded commitment losses and recoveries on loans commitments previously charged-off are added to the reserve for unfunded commitments, which is included in the Other Liabilities section of the consolidated balance sheets. At December 31, 2012, the reserve for unfunded loan commitments totaled $170 compared to $205 at December 31, 2011.

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

Federal Home Loan Bank Stock – The investment in Federal Home Loan Bank (“FHLB”) stock is carried at par value, which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. As of December 31, 2012, the minimum required investment was approximately $7,245. Stock redemptions are at the discretion of the FHLB.

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

Goodwill and Intangible Assets – Intangible assets are comprised of goodwill and other intangibles acquired in business combinations. Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and also reviewed for impairment. The Company performs a goodwill impairment analysis on an annual basis as of December 31. Additionally, the Company performs a goodwill impairment evaluation on an interim basis when events or circumstances indicate impairment potentially exists. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others, a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition.

Bank-owned Life Insurance – Bank-owned life insurance is recorded at the estimated cash-surrender value of the policies. Increases in the cash-surrender value are recorded as noninterest income.

Advertising – Advertising costs are charged to expense during the year in which they are incurred. Advertising expenses were $779, $720, and $569, for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The Company follows the provisions of the Financial Accounting Standards Boards’ (“FASB”) ASC 740, Income Taxes, relating to accounting for uncertain tax positions. Uncertain tax positions may arise when the Company takes or expects to take a tax position that is ultimately disallowed by the relevant taxing authority. The Company files income tax returns with the Internal Revenue Service and any states in which it has identified that it has nexus. Tax returns for the years subsequent to 2009 remain open to examination by the taxing jurisdictions. Management reviews the Company’s balance sheet, income statement, income tax provision and income tax returns as well as the permanent and temporary adjustments affecting current and deferred income taxes quarterly and assesses whether uncertain tax positions exist. At December 31, 2012, management does not believe that any uncertain tax positions exist, that are not more-likely-than-not, sustainable upon examination. The Company’s policy with respect to interest and penalties ensuing from income tax settlements is to recognize them as noninterest expense.

Earnings Per Share – Basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share include the effect of common stock equivalents that would arise from the exercise of stock options discussed in Note 14. Weighted shares outstanding are adjusted retroactively for the effect of stock dividends.

Weighted average shares outstanding at December 31 are as follows:

	2012	2011	2010

Basic	18,085,607	18,427,657	18,399,245
Common stock equivalents attributable to stock-based compensation plans	152,553	91,890	13,284

Diluted	18,238,160	18,519,547	18,412,529

Equity grants, including options and Stock Appreciation Rights, for 452,480, 266,859 and 352,535 shares of common stock were excluded from the diluted earnings per share calculation in 2012, 2011 and 2010, respectively, due to their anti-dilutive effect.

Share-Based Payment Plans – Financial accounting standards require companies to measure and recognize compensation expense for all share-based payments at the grant date based on the fair value of the award, as defined in FASB ASC 718, “Stock Compensation,” and include such costs as an expense in their income statements over the requisite service (vesting) period. The Company estimates the impact of forfeitures based on historical experience with previously granted share-based compensation awards, and considers the impact of the forfeitures when determining the amount of expense to record. The Company generally issues new shares of common stock to satisfy stock option exercises. The Company uses the Black-Scholes option pricing model to measure fair value. No options or Stock Appreciation Rights (“SARs”) were granted in 2011 or 2012. ISOs, nonqualified stock options, restricted stock, restricted stock units, and stock-settled SARs are recognized as equity-based awards and compensation expense is recorded to the income statement over the requisite vesting period based on the grant-date fair value. SARs settled in cash are recognized on the balance sheet as liability-based awards. The grant-date fair value of liability-based awards vesting in the current period, along with the change in fair value of the awards during the period, are recognized as compensation expense and as an adjustment to the recorded liability.

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The Update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

Reclassifications – Certain amounts contained in the 2011 and 2010 consolidated financial statements have been reclassified where appropriate to conform to the financial statement presentation used in 2012. These reclassifications had no effect on previously reported net income.

2.	Securities Available-for-Sale:

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2012, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Securities in Continuous Unrealized Loss Position For Less Than 12 Months	Securities in Continuous Unrealized Loss Position For 12 Months or Longer
Unrealized Loss Positions
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions:	12,540	—	(137)	12,403	12,403	—
Private-label mortgage-backed securities	3,130	—	(435)	2,695	—	2,696
Mortgage-backed securities	95,803	—	(850)	94,953	77,797	17,155

	$111,473	$—	$(1,422)	$110,051	$90,200	$19,851

Unrealized Gain Positions

Obligations of U.S. government agencies	$17,175	$669	$—	$17,844
Obligations of states and political subdivisions	64,845	4,253	—	69,098
Private-label mortgage-backed securities	5,704	201	—	5,905
Mortgage-backed securities	181,257	5,730	—	186,987

	268,981	10,853	—	279,834

	$380,454	$10,853	$(1,422)	$389,885

At December 31, 2012, there were twenty investment securities in unrealized loss positions. The unrealized loss associated with the investments of $19,851 in a continuous unrealized loss position for twelve months or longer was $604, of which $435 is related to private-label mortgage backed securities, and $169 is related to mortgage-backed securities. The Company has no current intent, nor is it more likely than not, that it will be required to sell these securities before the recovery of carrying value.

At December 31, 2012, unrealized losses exist on certain securities classified as obligations of states and political subdivisions, mortgage-backed securities, and private-label mortgage-backed securities. The unrealized losses on securities that are obligations of states and political subdivision are deemed to be temporary. Additionally, the unrealized losses on agency mortgage-backed securities are deemed to be temporary, as they continue to perform adequately and are backed by various government-sponsored enterprises (“GSEs”). These decreases in fair value are associated with the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities has resulted from current economic conditions. Although yields on these securities may be below market rates during the period, no loss of principal is expected.

During the fourth quarter 2012 management reviewed all of its private-label mortgage-backed securities for the presence of other-than-temporary impairment (“OTTI”). Management’s evaluation included the use of independently-generated third-party credit surveillance reports that analyze the loans underlying each security. These reports include estimates of default rates and severities, life collateral loss rates, and static voluntary prepayment assumptions to generate estimated cash flows at the individual security level. Additionally, management considered factors such as downgraded credit ratings, severity and duration of the impairments, the stability of the issuers, and any discounts paid when the securities were purchased. During the twelve months ended December 31, 2012, management recorded no additional impairment. During the fourth quarter 2011, management booked an impairment of $10 on one of its private-label mortgage-backed securities. Management has considered all available information related to the collectability of the impaired investment securities and believes that the estimated credit loss is appropriate.

Following is a tabular roll-forward of the amount of credit-related OTTI recognized in earnings during 2012, 2011 and 2010:

	December 31,
	2012	2011	2010
Balance, beginning of period:	$204	$226	$—
Additions:
OTTI credit loss recorded	—	10	226
Less:
OTTI reduction from sale or maturity	—	(32)	—

Balance, end of period:	$204	$204	$226

At December 31, 2012, eight of the Company’s private-label mortgage-backed securities with an amortized cost of $3,281 were classified as substandard as their ratings were below investment grade. Securities with an amortized cost of $3,644 and $8,400 were classified as substandard at December 31, 2011, and December 31, 2010, respectively.

The projected average life of the securities portfolio is 4.1 years and its modified duration is 3.7 years.

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

At December 31, 2011, there were ninety-one investment securities in unrealized loss positions. The unrealized loss associated with the investments of $4,042 in a continuous unrealized loss position for twelve months or longer was $736.

The amortized cost and estimated fair value of securities at December 31, 2012, and 2011, are shown below by maturity or projected average life, depending on the type of security. Obligations of U.S. government agencies and states and political subdivisions are shown by contractual maturity. Mortgage-backed securities are shown by projected average life.

	December 31, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$55,559	$55,690	$52,769	$52,757
Due after one year through 5 years	182,156	185,857	199,757	202,889
Due after 5 years through 10 years	138,243	143,698	86,479	89,043
Due after 10 years	4,496	4,640	1,777	1,853

	$380,454	$389,885	$340,782	$346,542

There were no investment securities sold during 2012. During 2011 thirty-five investment securities were sold resulting in proceeds of $36,425, gains on sales of $1,134, and losses on sales of $250. The specific identification method was used to determine the cost of the securities sold.

At December 31, 2012, securities with amortized costs of $24,136 (estimated market values of $25,044) were pledged to secure public deposits, as required by law.

3.	Loans, Allowance for Loan Losses, and Credit Quality Indicators:

Major classifications of loans, including loans held-for-sale, at December 31 are as follows:

	December 31, 2012	% of gross loans	December 31, 2011	% of gross loans
Real estate secured loans:
Permanent Loans:
Multi-family residential	$45,212	5.2%	$51,897	6.3%
Residential 1-4 family	51,437	5.9%	61,717	7.5%
Owner-occupied commercial	219,276	25.2%	207,008	25.2%
Nonowner-occupied commercial	145,315	16.7%	157,844	19.3%

Total permanent real estate loans	461,240	53.0%	478,466	58.3%
Construction Loans:
Multi-family residential	17,022	2.0%	2,574	0.3%
Residential 1-4 family	20,390	2.3%	17,960	2.2%
Commercial real estate	23,235	2.7%	10,901	1.3%
Commercial bare land and acquisition & development	10,668	1.2%	19,496	2.4%
Residential bare land and acquisition & development	8,405	0.9%	12,707	1.6%

Total construction real estate loans	79,720	9.1%	63,638	7.8%

Total real estate loans	540,960	62.1%	542,104	66.0%
Commercial loans	325,604	37.4%	272,600	33.2%
Consumer loans	3,581	0.4%	4,569	0.6%
Other loans	1,112	0.1%	1,556	0.2%

Gross loans	871,257	100.0%	820,829	100.0%
Deferred loan origination fees	(841)		(677)

	870,416		820,152
Allowance for loan losses	(16,345)		(14,941)

Total loans, net of allowance for loan losses and net deferred fees	$854,071		$805,211

Loans held-for-sale	$—		$1,058

At December 31, 2012, outstanding loans to dental professionals totaled $270,782 and represented 31.1 percent of total outstanding loans compared to dental professional loans of $208,489 or 25.4 percent of total loans at December 31, 2011. Additional information about the Company’s dental portfolio can be found in Item 8, Note 4 of the Notes to Consolidated Financial Statements. There are no other industry concentrations in excess of 10 percent of the total loan portfolio. However, as of December 31, 2012, approximately 62.1 percent of the Company’s loan portfolio was collateralized by real estate and is, therefore, susceptible to changes in local market conditions. While appropriate action is taken to manage identified concentration risks, management believes that the loan portfolio is well diversified by geographic location and among industry groups.

Allowance for Loan Losses:

A summary of the activity in the allowance for loan losses is as follows for the years ended 2012, 2011, and 2010:

	Twelve months ended December 31,
	2012	2011	2010
Balance, beginning of period	$14,941	$16,570	$13,367
Provision charged to income	1,900	12,900	15,000
Loans charged against allowance	(3,664)	(15,804)	(15,514)
Recoveries credited to allowance	3,168	1,275	3,717

Balance, end of period	$16,345	$14,941	$16,570

The allowance for loan losses is established as an amount that management considers adequate to absorb possible losses on existing loans within the portfolio. The allowance consists of general, specific, and unallocated components. The general component is based upon all loans collectively evaluated for impairment. The specific component is based upon all loans individually evaluated for impairment. The unallocated component represents credit losses inherent in the loan portfolio that may not have been contemplated in the general risk factors or the specific allowance analysis. Loans are charged against the allowance when management believes the collection of principal and interest is unlikely.

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

A summary of the activity in the allowance for loan losses by major loan classification follows:

Allowance for Loan Losses and Recorded Investment in Loans Receivable

For the year ended December 31, 2012
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total

Beginning balance	$2,776	$8,267	$2,104	$87	$1,707	$14,941
Charge-offs	(1,401)	(1,190)	(1,054)	(19)	—	(3,664)
Recoveries	1,917	55	1,188	8	—	3,168
Provision	554	2,324	(251)	(6)	(721)	1,900

Ending balance	$3,846	$9,456	$1,987	$70	$986	$16,345

	Balances as of December 31, 2012
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$3,844	$9,456	$1,987	$70	$986	$16,343
Ending allowance: individually evaluated for impairment	2	—	—	—	—	2

Total ending allowance	$3,846	$9,456	$1,987	$70	$986	$16,345

Ending loan balance: collectively evaluated for impairment	$322,677	$455,206	$79,619	$3,581	$—	$861,083
Ending loan balance: individually evaluated for impairment	4,039	6,034	101	—	—	10,174

Total ending loan balance	$326,716	$461,240	$79,720	$3,581	$—	$871,257

For the year ended December 31, 2011
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$2,230	$10,042	$3,040	$64	$1,194	$16,570
Charge-offs	(1,403)	(5,555)	(8,792)	(54)	—	(15,804)
Recoveries	581	176	498	20	—	1,275
Provision	1,368	3,604	7,358	57	513	12,900

Ending balance	$2,776	$8,267	$2,104	$87	$1,707	$14,941

	Balances as of December 31, 2011
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$2,776	$7,812	$2,104	$87	$1,707	$14,486
Ending allowance: individually evaluated for impairment	—	455	—	—	—	455

Total ending allowance	$2,776	$8,267	$2,104	$87	$1,707	$14,941

Ending loan balance: collectively evaluated for impairment	$267,099	$467,426	$50,548	$4,569	$—	$789,642
Ending loan balance: individually evaluated for impairment	7,057	11,040	13,090	—	—	31,187

Total ending loan balance	$274,156	$478,466	$63,638	$4,569	$—	$820,829

The 2012 ending allowance includes $2 in specific allowance for $10,174 of impaired loans ($9,493 net of government guarantees). At December 31, 2011, the Company had $31,187 of impaired loans ($30,094 net of government guarantees) with a specific allowance of $455 assigned. Management believes that the allowance for loan losses was adequate as of December 31, 2012. However, future loan losses may exceed the levels provided for in the allowance for loan losses and could possibly result in additional charges to the provision for loan losses.

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

The following tables present the Company’s loan portfolio information by loan type and credit grade at December 31, 2012, and December 31, 2011:

Credit Quality Indicators

As of December 31, 2012

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Real estate loans
Multi-family residential	$43,883	$—	$1,329	$—	$45,212
Residential 1-4 family	43,458	—	7,979	—	51,437
Owner-occupied commercial	208,713	—	10,563	—	219,276
Nonowner-occupied commercial	141,762	—	3,553	—	145,315

Total real estate loans	437,816	—	23,424	—	461,240

Construction
Multi-family residential	17,022	—	—	—	17,022
Residential 1-4 family	20,278	—	112	—	20,390
Commercial real estate	21,646	—	1,589	—	23,235
Commercial bare land and acquisition & development	10,668	—	—	—	10,668
Residential bare land and acquisition & development	5,449	—	2,956	—	8,405

Total construction loans	75,063	—	4,657	—	79,720

Commercial and other	317,250	—	9,466	—	326,716

Consumer	3,544	—	37	—	3,581

Totals	$833,673	$—	$37,584	$—	$871,257

As of December 31, 2011

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Real estate loans
Multi-family residential	$50,547	$—	$1,350	$—	$51,897
Residential 1-4 family	51,622	—	10,095	—	61,717
Owner-occupied commercial	194,250	—	11,143	1,615	207,008
Nonowner-occupied commercial	154,805	—	3,039	—	157,844

Total real estate loans	451,224	—	25,627	1,615	478,466

Construction
Multi-family residential	2,574	—	—	—	2,574
Residential 1-4 family	14,036	—	3,924	—	17,960
Commercial real estate	7,075	—	3,826	—	10,901
Commercial bare land and acquisition & development	11,000	—	8,496	—	19,496
Residential bare land and acquisition & development	9,929	—	2,778	—	12,707

Total construction loans	44,614	—	19,024	—	63,638

Commercial and other	264,415	—	9,663	78	274,156

Consumer	4,486	—	83	—	4,569

Totals	$764,739	$—	$54,397	$1,693	$820,829

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

The following tables present an aged analysis of past due and nonaccrual loans at December 31, 2012, and December 31, 2011:

Aged Analysis of Loans Receivable

As of December 31, 2012

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$45,212	$45,212
Residential 1-4 family	351	318	—	1,140	1,809	49,628	51,437
Owner-occupied commercial	—	—	—	3,805	3,805	215,471	219,276
Nonowner-occupied commercial	1,404	—	—	—	1,404	143,911	145,315

Total real estate loans	1,755	318	—	4,945	7,018	454,222	461,240

Construction
Multi-family residential	—	—	—	—	—	17,022	17,022
Residential 1-4 family	234	—	—	—	234	20,156	20,390
Commercial real estate	—	—	—	—	—	23,235	23,235
Commercial bare land and acquisition & development	—	—	—	—	—	10,668	10,668
Residential bare land and acquisition & development	—	—	—	101	101	8,304	8,405

Total construction loans	234	—	—	101	335	79,385	79,720

Commercial and other	264	—	—	4,315	4,579	322,137	326,716

Consumer	8	—	—	—	8	3,573	3,581

Total	$2,261	$318	$—	$9,361	$11,940	$859,317	$871,257

As of December 31, 2011

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$51,897	$51,897
Residential 1-4 family	251	210	—	3,426	3,887	57,830	61,717
Owner-occupied commercial	151	190	—	5,138	5,479	201,529	207,008
Nonowner-occupied commercial	—	—	—	575	575	157,269	157,844

Total real estate loans	402	400	—	9,139	9,941	468,525	478,466

Construction
Multi-family residential	—	—	—	—	—	2,574	2,574
Residential 1-4 family	67	—	—	757	824	17,136	17,960
Commercial real estate	1,635	—	—	933	2,568	8,333	10,901
Commercial bare land and acquisition & development	—	—	—	7,837	7,837	11,659	19,496
Residential bare land and acquisition & development	52	175	—	1,929	2,156	10,551	12,707

Total construction loans	1,754	175	—	11,456	13,385	50,253	63,638

Commercial and other	634	—	—	5,999	6,633	267,523	274,156

Consumer	—	—	—	—	—	4,569	4,569

Total	$2,790	$575	$—	$26,594	$29,959	$790,870	$820,829

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

The following tables display an analysis of the Company’s impaired loans at December 31, 2012, and December 31, 2011:

Impaired Loan Analysis

As of December 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded

Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	1,447	2,032	—	3,068	—
Owner-occupied commercial	4,229	5,069	—	4,157	21
Nonowner-occupied commercial	358	358	—	153	11

Total real estate loans	6,034	7,459	—	7,378	32

Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	544	—
Commercial real estate	—	—	—	1,219	—
Commercial bare land and acquisition & development	—	—	—	5,621	—
Residential bare land and acquisition & development	101	173	—	1,024	—

Total construction loans	101	173	—	8,408	—

Commercial and other	3,921	9,417	—	5,056	2

Consumer	—	—	—	—	—

With an allowance recorded

Real estate
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	18	—
Owner-occupied commercial	—	—	—	681	—
Nonowner-occupied commercial	—	—	—	12	—

Total real estate loans	—	—	—	711	—

Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—	—

Total construction loans	—	—	—	—	—

Commercial and other	118	129	2	148	—

Consumer	—	—	—	—	—

Total
Real estate
Multi-family residential	—	—	—	—	—
Residential 1-4 family	1,447	2,032	—	3,086	—
Owner-occupied commercial	4,229	5,069	—	4,838	21
Nonowner-occupied commercial	358	358	—	165	11

Total real estate loans	6,034	7,459	—	8,089	32

Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	544	—
Commercial real estate	—	—	—	1,219	—
Commercial bare land and acquisition & development	—	—	—	5,621	—
Residential bare land and acquisition & development	101	173	—	1,024	—

Total construction loans	101	173	—	8,408	—

Commercial and other	4,039	9,546	2	5,204	2

Consumer	—	—	—	—	—

Total impaired loans	$10,174	$17,178	$2	$21,701	$34

Impaired Loan Analysis

As of December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded

Real estate
Multi-family residential	$—	$—	$—	$54	$—
Residential 1-4 family	4,300	4,756	—	5,785	52
Owner-occupied commercial	3,954	4,295	—	6,220	36
Nonowner-occupied commercial	525	1,011	—	5,052	—
Other real estate loans	431	412	—	729	33

Total real estate loans	9,210	10,474	—	17,840	121

Construction
Multi-family residential	—	—	—	136	—
Residential 1-4 family	757	1,037	—	1,331	—
Commercial real estate	2,568	3,306	—	3,161	111
Commercial bare land and acquisition & development	7,837	13,027	—	12,617	234
Residential bare land and acquisition & development	1,928	5,319	—	2,242	38

Total construction loans	13,090	22,689	—	19,487	383

Commercial and other	7,057	10,691	—	6,137	44

Consumer	—	—	—	—	—

With an allowance recorded

Real estate
Multi-family residential	—	—	—	—	—
Residential 1-4 family	215	248	10	351	—
Owner-occupied commercial	1,615	1,614	445	427	—
Nonowner-occupied commercial	—	—	—	30	—
Other real estate loans	—	—	—	67	—

Total real estate loans	1,830	1,862	455	875	—

Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	462	—
Commercial real estate	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—
Residential bare land and acquisition & development	—	—	—	1,099	—

Total construction loans	—	—	—	1,561	—

Commercial and other	—	—	—	1,391	—

Consumer	—	—	—	—	—

Total

Real estate
Multi-family residential	—	—	—	54	—
Residential 1-4 family	4,515	5,004	10	6,136	52
Owner-occupied commercial	5,569	5,909	445	6,647	36
Nonowner-occupied commercial	525	1,011	—	5,082	—
Other real estate loans	431	412	—	796	33

Total real estate loans	11,040	12,336	455	18,715	121

Construction
Multi-family residential	—	—	—	136	—
Residential 1-4 family	757	1,037	—	1,793	—
Commercial real estate	2,568	3,306	—	3,161	111
Commercial bare land and acquisition & development	7,837	13,027	—	12,617	234
Residential bare land and acquisition & development	1,928	5,319	—	3,341	38

Total construction loans	13,090	22,689	—	21,048	383

Commercial and other	7,057	10,691	—	7,528	44

Consumer	—	—	—	—	—

Total impaired loans	$31,187	$45,716	$455	$47,291	$548

The impaired balances reported above are not adjusted for government guarantees of $681 and $1,094 at December 31, 2012, and December 31, 2011, respectively. The recorded investment in impaired loans, net of government guarantees totaled $9,493 and $30,094 at December 31, 2012, and December 31, 2011, respectively.

The average recorded investment in impaired loans was $21,701, $47,291, and $66,510 for the twelve months ended December 31, 2012, 2011 and 2010, respectively. The interest income recognized on impaired loans was $34, $548 and $2,602 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The following table displays the Company’s TDRs by class at December 31, 2012, and 2011:

	Troubled Debt Restructurings as of
	December 31, 2012		December 31, 2011
	Number of Contracts	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment
Real estate
Multifamily residential	—	$—	—	$—
Residential 1-4 family	8	565	9	2,422
Owner-occupied commercial	5	2,095	3	860
Non owner-occupied commercial	1	140	2	679

Total real estate loans	14	2,800	14	3,961

Construction
Multifamily residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	5	101	4	1,804

Total construction loans	5	101	4	1,804

Commercial and other	8	589	3	1,058

Consumer	—	—	—	—

	27	$3,490	21	$6,823

The recorded investment in TDRs in nonaccrual status totaled $2,336 and $4,091 at December 31, 2012, and December 31, 2011, respectively. The Bank’s policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appear relatively certain. The Bank’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

For the twelve months ended December 31, 2012, the Company identified 6 TDRs that are newly considered impaired for which impairment was previously measured under the Company’s general loan loss allowance methodology. The total recorded investment in such receivables was $806, and the associated allowance for loan losses was $2 at December 31, 2012.

The types of modifications offered can generally be described in the following categories:

Rate Modification – A modification in which the interest rate is modified.

Term Modification – A modification in which the maturity date, timing of payments, or frequency of payments is changed.

Interest Only Modification – A modification in which the loan is converted to interest only payments for a period of time.

Combination Modification – Any other type of modification, including the use of multiple types of modifications.

The following tables present newly non-covered restructured loans that occurred during the twelve months ended December 31, 2012 and 2011, respectively:

	Troubled Debt Restructurings
	Identified during the twelve months ended December 31, 2012
	Rate Modification	Term Modification	Interest Only Modification	Combination Modification
Real estate
Multifamily residential	$—	$—	$—	$—
Residential 1-4 family	—	—	121	—
Owner-occupied commercial	—	112	—	303
Non owner-occupied commercial	—	—	—	—

Total real estate loans	—	112	121	303

Construction
Multifamily residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	127	—	—

Total construction loans	—	127	—	—

Commercial and other	—	228	230	69

Consumer	—	—	—	—

	$—	$467	$351	$372

	Troubled Debt Restructurings
	Identified during the twelve months ended December 31, 2011
	Rate Modification	Term Modification	Interest Only Modification	Combination Modification
Real estate
Multifamily residential	$—	$—	$—	$—
Residential 1-4 family	140	26	928	1,328
Owner-occupied commercial	—	305	—	555
Non owner-occupied commercial	—	154	—	525

Total real estate loans	140	485	928	2,408

Construction
Multifamily residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	1,804

Total construction loans	—	—	—	1,804

Commercial and other	—	—	—	634

Consumer	—	—	—	—

	$140	$485	$928	$4,846

Subsequent to a loan being classified as a TDR, a borrower may become unwilling or unable to abide by the terms of the modified agreement. In such cases of default, the Company takes appropriate action to secure additional payments including the use of foreclosure proceedings. The following table presents loans receivable modified as troubled debt restructurings that subsequently defaulted within twelve months during the period:

	Troubled Debt Restructurings That Subsequently Defaulted during the Period Ended December 31,
	2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate
Multifamily residential	—	$—	—	$—
Residential 1-4 family	2	340	1	738
Owner-occupied commercial	1	411	1	429
Non owner-occupied commercial	—	—	1	525

Total real estate loans	3	751	3	1,692

Construction
Multifamily residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	2	442

Total construction loans	—	—	2	442

Commercial and other	1	194	1	634

Consumer	—	—	—	—

	4	$945	6	$2,768

At December 31, 2012, and December 31, 2011, the Company had no commitments to lend additional funds on loans restructured as TDRs.

4.	Dental Loan Portfolio:

To assist in understanding the concentrations and risks associated with the Bank’s loan portfolio, the following Note has been included to provide additional information relating to the Bank’s dental lending portfolio. At December 31, 2012 and 2011, loans to dental professionals totaled $270,782 and $208,489, respectively and represented 31.1 and 25.4 percent of outstanding loans. As of December 31, 2012 and 2011, dental loans supported by government guarantees totaled $18,834 and $21,048. This represented 6.96 percent and 10.01 percent of the outstanding dental loan balances.

The Company defines a “dental loan” as loan to dental professionals for the purpose of practice expansion, acquisition or other purpose, supported by the cash flows of a dental practice.

Loan Classification

Major classifications of Dental Loans, at December 31, 2012, and 2011, are as follows:

	December 31,
	2012	2011
Real estate secured loans:
Owner-occupied commercial	$59,327	$35,949
Other dental real estate loans	3,103	12,284

Total permanent real estate loans	62,430	48,233

Dental construction loans	2,093	1,993

Total real estate loans	64,523	50,226

Commercial loans	206,259	158,263

Gross loans	$270,782	$208,489

Market Area

The Bank’s defined “market area” is within the states of Oregon and Washington west of the Cascade Mountain Range. This area is serviced by branch locations in Eugene, Portland and Seattle. The Company also makes out-of-market dental loans throughout the United States. Out-of-market loan relationships are maintained and serviced by Bank personnel primarily located in Portland.

The following table represents the dental lending by borrower location:

	December 31,
	2012	2011
In Market	$191,908	$166,133
Out-of-Market	78,874	42,356

Total	$270,782	$208,489

Allowance

The allowance for loan losses identified for the Dental Loan Portfolio is established as an amount that management considers adequate to absorb possible losses on existing loans within the Dental Portfolio. The allowance related to the Dental Loan Portfolio consists of general and specific components. The general component is based upon all Dental Loans collectively evaluated for impairment, including qualitative conditions associated with; loan type, out-of-market location, start-up financing, practice acquisition financing and specialty practice financing. The specific component is based upon Dental Loans individually evaluated for impairment.

	Twelve months ended December 31,
	2012	2011
Balance, beginning of period	$1,824	$1,916
Provision charged to income	1,315	313
Loans charged against allowance	(488)	(405)
Recoveries credited to allowance	32	—

Balance, end of period	$2,683	$1,824

Credit Quality

Please refer to Note 3 for additional information on the definitions of the credit quality indicators.

The following tables present the Company’s dental loan portfolio information by market and credit grade at December 31, 2012 and 2011:

Dental Credit Quality Indicators

As of December 31, 2012

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

In Market	$184,872	$—	$7,036	$—	$191,908
Out-of-Market	78,480	—	394	—	78,874

Total	$263,352	$—	$7,430	$—	$270,782

As of December 31, 2011

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

In Market	$162,435	$—	$3,698	$—	$166,133
Out-of-Market	42,356	—	—	—	42,356

Total	$204,791	$—	$3,698	$—	$208,489

Past Due and Nonaccrual Loans

Please refer to Note 3 for additional information on the definitions of “past due.”

The following tables present an aged analysis of the dental loans by market, including nonaccrual loans at December 31, 2012, and 2011:

Aged Analysis of Dental Loans Receivable

As of December 31, 2012

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 900 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

In Market	$—	$—	$—	$2,499	$2,499	$189,409	$191,908
Out-of-Market	—	—	—	—	—	78,874	78,874

Total	$—	$—	$—	$2,499	$2,499	$268,283	$270,782

As of December 31, 2011

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

In Market	$634	$—	$—	$744	$1,378	$164,755	$166,133
Out-of-Market	—	—	—	—	—	42,356	42,356

Total	$634	$—	$—	$744	$1,378	$207,111	$208,489

5.	Loan Participations and Servicing:

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

The following table reflects the amounts of loans participated.

	December 31,
	2012	2011
Total principal amount outstanding	$42,020	$30,069
less: principal amount derecognized	(20,901)	(13,898)

Principal amount included in loans on the balance sheet	$21,119	$16,171

6.	Property and Equipment:

The balance of property and equipment net of accumulated depreciation and amortization at December 31, 2012, and 2011 consists of the following:

	December 31,
	2012	2011

Land	$3,831	$3,831
Buildings and improvements	18,702	18,618
Furniture and equipment	11,794	11,358

	34,327	33,807

less: accumulated depreciation & amortization	(15,089)	(13,630)

Net property and equipment	$19,238	$20,177

Depreciation expense was $1,482, $1,486, and $1,480 for the years ended December 31, 2012, and 2011, and 2010, respectively.

The Company leases certain facilities for office locations under non-cancelable operating lease agreements expiring through 2027. Rent expense related to these leases totaled $1,141, $1,152, and $1,148 in 2012, 2011, and 2010, respectively. The Company leases approximately 26 percent of its Springfield Gateway building to others under non-cancelable operating lease agreements extending through 2016.

Future minimum payments required and anticipated lease revenues under these leases are:

	Lease Commitments	Property Leased to Others

2013	$1,128	$381
2014	865	341
2015	428	247
2016	402	227
2017	398	—
Thereafter	2,298	—

	$5,519	$1,196

7.	Goodwill and Intangible Assets:

The following table summarizes the changes in the Company’s goodwill and core deposit intangible asset for the three years ended December 31:

	December 31,
	2012	2011	2010

Goodwill	$22,031	$22,031	$22,031

Core deposit intangible asset	204	427	650
Amortization	(204)	(223)	(223)

Total goodwill and intangible assets	$22,031	$22,235	$22,458

The goodwill and core deposit intangible assets relate to the NWB Financial Corporation acquisition in November 2005.

The amortization of the Core Deposit Intangible occurred over a seven year period and was fully amortized in November 2012.

8.	Deposits:

Scheduled maturities or repricing of time deposits at December 31, are as follows:

	December 31,
	2012	2011

2012	$—	$66,253
2013	94,974	12,919
2014	8,862	6,465
2015	14,282	13,401
2016	13,480	18,176
2017	5,792	—
Thereafter	24,246	23,608

	$161,636	$140,822

9.	Federal Funds and Overnight Funds Purchased:

The Company has unsecured federal funds borrowing lines with various correspondent banks totaling $113,000. At December 31, 2012, there was $11,570 outstanding on these lines. At December 31, 2011, there was $12,300 in outstanding borrowings on these lines.

The Company also has a secured overnight borrowing line available from the Federal Reserve Bank totaling $87,740 at December 31, 2012. The Federal Reserve Bank borrowing line is secured through the pledging of approximately $131,196 of commercial loans under the Company’s Borrower-In-Custody program. At December 31, 2012, and December 31, 2011, there were no outstanding borrowings on this line.

10.	Federal Home Loan Bank Borrowings:

The Company has a borrowing line with the FHLB equal to 30 percent of total assets and subject to discounted collateral and stock holdings. At December 31, 2012, the maximum borrowing line was $412,046; however, the FHLB borrowing line is limited by the lower of the amount of FHLB stock held or the discounted value of collateral pledged. At December 31, 2012, the FHLB stock held by the Company supported a total of $232,482 in borrowings while the discounted value of real estate loans and securities pledged to the FHLB supported borrowings of $226,278. At December 31, 2012, the borrowing line was limited to the amount of collateral pledged of $226,278. At December 31, 2012, there was $118,000 borrowed on this line, $43,000 of these borrowings were long-term and $75,000 were considered short-term borrowings.

The maximum FHLB borrowing line at December 31, 2011, was $381,070. At December 31, 2011, the Company had pledged $461,360 in real estate loans and securities to the FHLB with a discounted collateral value of $253,961. At December 31, 2011, there was $101,500 borrowed on this line and $57,000 of these borrowings were long-term and $44,500 were considered short-term.

Federal Home Loan Bank borrowings by year of maturity and applicable interest rate are summarized as follows as of December 31:

	Current Rates	December 31,
		2012	2011
Cash Management Advance		$—	$—
2012	—	—	60,500
2013	0.27%-3.84%	77,000	22,000
2014	—	—	13,500
2015	0.60%-1.60%	13,500	3,500
2016	1.84%-2.36%	22,500	2,000
2017	2.28%	3,000	—
Thereafter	3.85%	2,000	—

		$118,000	$101,500

On August 6, 2012, the Company restructured $39,000 of FHLB term advances and blended existing advances with a weighted average life of 1.8 years into new term advances with a weighted average life of 4.3 years. Extending the maturity allowed the Company to decrease the weighted average interest rate paid on FHLB term advances from 2.99% to 2.03%.

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

The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of (1) accrued and unpaid distributions required to be paid on the Trust Preferred Securities, (2) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust, and (3) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on January 7, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after, January 7, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued interest. For the years ended December 31, 2012, 2011, and 2010, the Company recognized net interest expense of $151, $136, and $510, respectively, related to the Trust Preferred Securities.

12.	Income Taxes:

The provision for income taxes for the years ended December 31 consists of the following:

	December 31,
	2012	2011	2010

Currently payable:
Federal	$6,423	$245	$4,784
State	50	50	50

	6,473	295	4,834

Deferred:
Federal	(1,152)	713	(2,347)
State	838	710	237

	(314)	1,423	(2,110)

Total income tax provision	$6,159	$1,718	$2,724

The provision (benefit) for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the years ended December 31 was as follows:

	2012		2011		2010

Expected federal income tax provision	$6,584	35.00%	$2,471	35.00%	$2,736	35.00%
State income tax, net of federal income tax effect	775	4.12%	298	4.22%	325	4.17%
Municipal securities tax benefit	(631)	–3.35%	(422)	–5.98%	(93)	–1.19%
Equity-based compensation	25	0.13%	68	0.96%	98	1.25%
Benefit of purchased tax credits	(181)	–0.96%	(289)	–4.09%	(231)	–2.96%
Low-income housing tax credits	(142)	–0.75%	(142)	–2.01%	(123)	–1.57%
Deferred tax rate adjustments and other	(271)	–1.45%	(266)	–3.77%	12	0.15%

Income tax provision	$6,159	32.74%	$1,718	24.33%	$2,724	34.85%

The excess tax benefit associated with stock option plans reduced taxes payable by $10, $14, and $11 at December 31, 2012, 2011, and 2010, respectively. Such benefit is credited to common stock.

The components of deferred tax assets and liabilities at December 31 are as follows:

	2012	2011

Assets:
Allowance for loan losses	$6,508	$5,861
Basis adjustments on loans	1,720	1,337
Reserve for self-funded insurance	183	146
Oregon purchased tax credits	2,951	4,009
Nonqualified stock options	957	694
Accrued compensation	647	557
OTTI credit impairment	80	80
Nonaccrual loan interest	21	141
Other	47	11

Total deferred tax assets	13,114	12,836

Liabilities:
Federal Home Loan Bank stock dividends	595	595
Excess tax over book depreciation	1,446	1,485
Prepaid expenses	362	330
NWBF acquisition adjustments	—	80
Loan origination fees	881	832
Net unrealized gains on securities	3,600	2,206

Total deferred tax liabilities	6,884	5,528

Net deferred tax assets	$6,230	$7,308

Purchased tax credits of $2,951 will be utilized to offset future state income taxes. These credits are recognized over a five-year period beginning in the year of purchase and have an eight year carry forward period. If unused the credits will expire in the following years: $438 in 2018, $1,061 in 2019, $664 in 2020, $521 in 2021, $261 in 2022, $3 in 2023 and $3 in 2024. It is anticipated that all credits and other deferred asset items will be fully utilized in the normal course of operations and, accordingly, management has not reduced deferred tax assets by a valuation allowance.

13.	Retirement Plan:

The Company has a 401(k) profit sharing plan covering substantially all employees. The plan provides for employee and employer contributions. The total plan expenses, including employer contributions, were $617, $240, and $271 in 2012, 2011, and 2010, respectively.

14.	Share-based Compensation:

The Company’s 2006 Stock Option and Equity Compensation Plan (the “2006 SOEC Plan”) authorizes the award of up to 1,550,000 shares in stock-based awards. The awards granted under this plan are service-based and are subject to vesting. The Compensation Committee of the Board of Directors may impose any terms or conditions on the vesting of an award that it determines to be appropriate. Awards granted generally vest over four years and have a maximum life of ten years. Awards may be granted at exercise prices of not less than 100 percent of the fair market value of the Company’s common stock at the grant date.

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

The following tables identify the compensation expenses recorded and tax benefits received by the Company in conjunction with its share-based compensation plans for the years ended December 31, 2012, 2011, and 2010:

	2012		2011		2010
	Compensation Expense	Tax Benefit	Compensation Expense (Benefit)	Tax Benefit (Expense)	Compensation Expense	Tax Benefit
Equity-based awards:
Director restricted stock	$70	$25	$56	$20	$56	$20
Director stock options	—	—	1	—	16	6
Employee stock options	122	—	173	—	246	—
Employee stock SARs	193	68	248	87	331	116
Employee RSUs	490	172	195	68	—	—
Liability-based awards:
Employee cash SARs	—	—	(70)	(25)	224	78

	$875	$265	$603	$150	$873	$220

Prior to 2011, the Company granted stock options to selected employees and directors. The following table summarizes information about stock option activity under all plans for the years ended December 31, 2012, 2011, and 2010:

	2012		2011		2010
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance, beginning of year	412,943	$13.74	447,693	$13.61	518,275	$13.85
Granted	—	—	—	—	62,475	11.30
Exercised	(28,999)	6.83	(14,000)	6.38	(16,408)	6.37
Forfeited or expired	(16,038)	16.86	(20,750)	15.81	(116,649)	14.46

Balance, end of year	367,906	$14.15	412,943	$13.74	447,693	$13.61

Options exercisable, end of year	312,020	$14.60	295,168	$14.36	249,177	$14.15

A summary of non-vested stock option activity during the current fiscal year is presented below:

	Non-vested Options	Weighted Average Grant Date Fair Value
Balance, beginning of year	117,775	$3.32
Granted	—	—
Vested	(61,889)	3.08
Forfeited, expired, or exercised	—	—

Balance, end of year	55,886	$3.58

The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of both options outstanding and options exercisable as of December 31, 2012, was $5. The weighted average remaining contractual term of options exercisable was 5.1 years as of December 31, 2012. The total intrinsic value of options exercised was $29, $35, and $30, in the years ended December 31, 2012, 2011, and 2010, respectively. During the years ended December 31, 2012, 2011, and 2010, the amount of cash received from the exercise of stock options was $69, $89, and $104, respectively. As of December 31, 2012, there was $83 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 1.1 years.

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

Prior to 2011, the Company granted SARs settled in stock to selected employees. The following table summarizes information about activity on SARs settled in stock for the years ended December 31, 2012, 2011, and 2010:

	2012		2011		2010
	Stock-settled SARs Outstanding	Weighted Average Exercise Price	Stock-settled SARs Outstanding	Weighted Average Exercise Price	Stock-settled SARs Outstanding	Weighted Average Exercise Price
Balance, beginning of year	405,340	$13.71	460,915	$13.75	401,188	$14.63
Granted	—	—	—	—	130,499	11.29
Exercised	—	—	—	—	—	—
Forfeited or expired	(18,268)	13.07	(55,575)	14.06	(70,772)	14.22

Balance, end of year	387,072	$13.74	405,340	$13.71	460,915	$13.75

Stock-settled SARs exercisable, end of year	309,980	$14.28	247,930	$14.80	183,330	$15.64

A summary of non-vested stock-settled SARs activity during the current fiscal year is presented below:

	Non-vested Stock-settled SARs	Weighted Average Grant Date Fair Value
Balance, beginning of year	157,410	$3.37
Granted	—	—
Vested	(75,436)	3.07
Forfeited, expired, or exercised	(4,882)	3.78

Balance, end of year	77,092	$3.64

There is no intrinsic value on the Company’s outstanding stock-settled SARs. The weighted average remaining contractual term of exercisable stock-settled SARs was 5.7 years as of December 31, 2012. As of December 31, 2012, there was $153 of total unrecognized compensation cost related to non-vested stock-settled SARs which is expected to be recognized over a weighted average period of 1.1 years.

Prior to 2011, the Company granted SARs settled in cash to selected employees. The following table summarizes information about activity on SARs settled in cash for the years ended December 31, 2012, 2011, and 2010:

	2012		2011		2010
	Cash-settled SARs Outstanding	Weighted Average Exercise Price	Cash-settled SARs Outstanding	Weighted Average Exercise Price	Cash-settled SARs Outstanding	Weighted Average Exercise Price
Balance, beginning of year	230,607	$14.81	250,229	$14.78	272,711	$14.75
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited or expired	(23,844)	14.50	(19,622)	14.45	(22,482)	14.37

Balance, end of year	206,763	$14.84	230,607	$14.81	250,229	$14.78

Cash-settled SARs exercisable, end of year	190,236	$15.09	176,446	$15.43	139,700	$15.75

A summary of non-vested stock-settled SARs activity during the current fiscal year is presented below:

	Non-vested Cash-settled SARs	Weighted Average Grant Date Fair Value
Balance, beginning of year	54,161	$2.48
Granted	—	—
Vested	(35,416)	2.33
Forfeited, expired, or exercised	(2,218)	2.76

Balance, end of year	16,527	$2.76

There is no intrinsic value on the Company’s outstanding cash-settled SARs. The weighted average remaining contractual term of exercisable cash-settled SARs was 5 years as of December 31, 2012.

In 2011, the Company began granting RSUs to selected employees. The RSUs vest equally over 4 years. The Company’s RSUs do not accrue dividends and the grantees do not have voting rights. No RSUs were granted prior to 2011.

The following table provides information regarding RSU activity during 2012 and 2011:

	2012		2011
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of year	125,888	$9.40	—	$—
Granted	164,519	8.76	127,192	9.40
Vested shares issued	(18,821)	9.40	—	—
Vested shares forfeited for taxes	(11,517)	9.40	—	—
Forfeited or expired	(8,740)	9.20	(1,304)	9.40

Balance, end of year	251,329	$8.99	125,888	$9.40

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

The Company has granted loans to officers and directors and to companies with which they are associated. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. Activity with respect to these loans during the year ended December 31 was as follows:

	2012	2011	2010

Balance, beginning of year	$994	$993	$1,088

Additions or renewals	49	204	828
Amounts collected	(910)	(203)	(923)

Balance, end of year	$133	$994	$993

In addition, there were $193 in commitments to extend credit to directors and officers at December 31, 2012, which are included among loan commitments, disclosed in Note 16.

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

Off-balance sheet instruments at December 31 consist of the following:

	2012	2011
Commitments to purchase securities	$216	$9,822
Commitments to extend credit (principally variable rate)	$168,073	$118,867
Letters of credit and financial guarantees written	$832	$1,163

The Company has entered into Executive Employment Agreements with two key executive officers. The employment agreements provide for minimum aggregate annual base salaries of $690, plus performance adjustments, life insurance coverage, and other perquisites commonly found in such agreements. The two employment agreements expire in 2014 unless extended or terminated earlier.

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

The estimated fair values of the financial instruments at December 31 are as follows:

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$28,701	$28,701	$19,859	$19,859
Securities available for sale	389,885	389,885	346,542	346,542
Loans held-for-sale	—	—	1,058	1,058
Loans	870,416	871,802	820,152	814,882
Interest receivable	4,520	4,520	4,725	4,725
Federal Home Loan Bank stock	10,462	10,462	10,652	10,652
Bank-owned life insurance	15,621	15,621	15,038	15,038

Financial liabilities:
Deposits	$1,046,154	$1,046,165	$965,254	$965,724
Federal funds and overnight funds purchased	11,570	11,570	12,300	12,300
Federal Home Loan Bank borrowings	118,000	119,517	101,500	103,884
Junior subordinated debentures	8,248	2,193	8,248	2,039
Accrued interest payable	218	218	264	264

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

The following table presents information about the level in the fair value hierarchy for the Company’s assets and liabilities not measured at fair value as of December 31, 2012:

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$28,701	$28,701	$—	$—
Loans	871,802	—	—	871,802
Interest receivable	4,520	4,520	—	—
Federal Home Loan Bank stock	10,462	10,462	—	—
Bank-owned life insurance	15,621	15,621	—	—

Financial liabilities:
Deposits	$1,046,165	$—	$1,046,165	$—
Federal funds and overnight funds purchased	11,570	11,570	—	—
Federal Home Loan Bank borrowings	119,517	—	119,517	—
Junior subordinated debentures	2,193	—	2,193	—
Accrued interest payable	218	218	—	—

The tables below show assets measured at fair value on a recurring basis as of December 31, 2012, and December 31, 2011:

		Fair Value Measurements Using
December 31, 2012	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities
Obligations of U.S government agencies	$17,844	$—	$17,844	$—
Obligation of states and political subdivisions	81,501	—	81,501	—
Private-label mortgage-backed securities	8,600	—	6,918	1,682
Mortgage-backed securities	281,940	—	281,940	—

Total available-for-sale securities	$389,885	$—	$388,203	$1,682

		Fair Value Measurements Using
December 31, 2011	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities
Obligations of U.S government agencies	$12,958	$—	$12,958	$—
Obligation of states and political subdivisions	49,576	—	49,576	—
Private-label mortgage-backed securities	11,927	—	10,208	1,719
Mortgage-backed securities	272,081	—	272,081	—

Total available-for-sale securities	$346,542	$—	$344,823	$1,719

No transfers to or from Level 1 or 2 occurred during 2012 or 2011 on assets measured at fair value on a recurring basis

The following table provides a reconciliation of assets measured at fair value on a recurring basis using unobservable inputs (Level 3) from December 31, 2011, to December 31, 2012:

	Private-label Mortgage- backed Securities	Private-label Mortgage- backed Securities
Beginning balance	$1,719	$2,292
Transfers into Level 3	—	353
Transfers out of Level 3	—	—
Total gains or losses
Included in earnings	—	(113)
Included in other comprehensive income	320	(86)
Paydowns	(357)	(346)
Purchases, issuances, sales, and settlements
Purchases	—	—
Issuances	—	—
Sales	—	(381)
Settlements	—	—

Ending Balance	$1,682	$1,719

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

The Company’s securities portfolio was valued through its independent third-party pricing service using evaluated pricing models and quoted prices based on market data. For further assurance, the Company’s estimate of fair value was compared to an additional independent third-party estimate at December 31, 2012, and we obtained key inputs for a sample of securities across sectors and evaluated those inputs for reasonableness. This analysis was performed at the individual security level and no material variances were noted.

There have been no significant changes in the valuation techniques during the periods reported.

The tables below show assets measured at fair value on a nonrecurring basis as of December 31, 2012, and December 31, 2011:

		Fair Value Measurements Using
December 31, 2012	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Twelve Months Ended December 31, 2012 Total Loss

Loans measured for impairment (net of guarantees and specific reserve)	$5,877	$—	$—	$5,877	$2
Other real estate owned	17,972	—	—	17,972	1,416

	$23,849	$—	$—	$23,849	$1,418

		Fair Value Measurements Using
December 31, 2011	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Twelve Months Ended December 31, 2011 Total Loss

Loans measured for impairment (net of guarantees and specific reserve)	$22,969	$—	$—	$22,969	$455
Other real estate owned	11,000	—	—	11,000	2,427

	$33,969	$—	$—	$33,969	$2,882

No transfers to or from Level 3 occurred during 2012 or 2011 on assets measured at fair value on a nonrecurring basis.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to leverage assets. Management believes that, as of December 31, 2012, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2012, according to FDIC guidelines, the Bank is considered to be well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total capital (to risk weighted assets)
Bank:	$173,225	17.90%	$77,426	8%	$96,783	10%
Company:	$175,671	18.15%	$77,411	8%	$96,764	10%
Tier 1 capital (to risk weighted assets)
Bank:	$161,073	16.64%	$38,713	4%	$58,070	6%
Company:	$163,519	16.90%	$38,706	4%	$58,059	6%
Tier 1 capital (to leverage assets)
Bank:	$161,073	12.15%	$53,019	4%	$66,273	5%
Company:	$163,519	12.33%	$53,030	4%	$66,287	5%
As of December 31, 2011:
Total capital (to risk weighted assets)
Bank:	$165,089	18.41%	$71,756	8%	$89,695	10%
Company:	$172,336	19.22%	$71,720	8%	$89,651	10%
Tier 1 capital (to risk weighted assets)
Bank:	$153,829	17.15%	$35,878	4%	$53,817	6%
Company:	$161,076	17.97%	$35,860	4%	$53,790	6%
Tier 1 capital (to leverage assets)
Bank:	$153,829	12.51%	$49,178	4%	$61,472	5%
Company:	$161,076	13.09%	$49,226	4%	$61,533	5%

19.	Parent Company Financial Information:

Financial information for Pacific Continental Corporation (Parent Company only) is presented below:

BALANCE SHEETS

	December 31, 2012	December 31, 2011

Assets:
Cash deposited with the Bank	$2,465	$7,273
Prepaid expenses	16	11
Equity in Trust	248	248
Investment in the Bank, at cost plus equity in earnings	188,935	179,618

	$191,664	$187,150

Liabilities and shareholders’ equity:
Liabilities	$35	$36
Junior subordinated debentures	8,248	8,248
Shareholders’ equity	183,381	178,866

	$191,664	$187,150

STATEMENTS OF OPERATIONS

For the Years Ended December 31

	2012	2011	2010

Income:
Cash dividends from the Bank	$6,755	$15	$16

	6,755	15	16

Expenses:
Interest expense	151	136	510
Investor relations	124	112	67
Legal, registration expense, and other	128	55	141
Personnel costs paid to Bank	151	140	132

	554	443	850

Income (loss) before income tax expense and equity in undistributed earnings (loss) from the Bank	6,201	(428)	(834)

Income tax benefit	193	162	317
Equity in undistributed earnings of the Bank	6,259	5,607	5,609

Net income	$12,653	$5,341	$5,092

STATEMENTS OF CASH FLOWS

For the Years Ended December 31

	2012	2011	2010

Cash flows from operating activities:
Net income	$12,653	$5,341	$5,092
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) from the Bank	(6,259)	(5,607)	(5,609)
Excess tax benefit of stock options exercised	(10)	(14)	(11)
Other, net	28	(197)	(95)

Net cash used in operating activities	6,412	(477)	(623)

Cash flows from investing activities:
Investment in bank subsidiary	—	—	—

Net cash provided by investing activities	—	—	—

Cash flows from financing activities:
Proceeds from stock options exercised	69	89	104
Income tax benefit for stock options exercised	10	14	11
Repurchase of Common Stock	(5,676)	—	—
Proceeds from share issuance	70	56	38
Dividends paid	(5,588)	(1,842)	(736)
Vested RSUs surrendered to cover tax consequences	(105)	—	—

Net cash provided by (used in) financing activities	(11,220)	(1,683)	(583)

Net increase (decrease) in cash	(4,808)	(2,160)	(1,206)

Cash, beginning of period	7,273	9,433	10,639

Cash, end of period	$2,465	$7,273	$9,433

20. Subsequent Events

On February 1, 2013, the Company completed the acquisition of Eugene-based Century Bank with assets of approximately $80,000. The final agreement provided for cash consideration to Century Bank shareholders of approximately $13,400 or $13.13 per share

ITEM 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

ITEM 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and timely reported as provided in the SEC rules and forms. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The management of the Company has assessed the effectiveness of its internal control over financial reporting at December 31, 2012. To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, at December 31, 2012, management has determined that internal controls over financial reporting were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement in accordance with US. Generally accepted accounting principles.

ITEM 9B	Other Information

None

PART III

ITEM 10	Directors, Executive Officers and Corporate Governance

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

ITEM 11	Executive Compensation

Pursuant to General Instruction G of Form 10-K, we incorporate by reference the information required by this Item from the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Stockholders.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G of Form 10-K, we incorporate by reference the information required by this Item from the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Stockholders.

ITEM 13	Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G of Form 10-K, we incorporate by reference the information required by this Item from the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Stockholders.

ITEM 14	Principal Accountant Fees and Services

Pursuant to General Instruction G of Form 10-K, we incorporate by reference the information required by this Item from the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Stockholders.

PART IV

ITEM 15	Exhibits and Financial Statement Schedules

(a)(1)(2) See Index to Consolidated Financial Statements filed under Item 8 of this Form 10-K.

All other schedules to the financial statements required by Regulation S-X are omitted because they are not applicable, not material, or because the information is included in the financial statements or related notes.

(a)(3)	Exhibit Index

Exhibit

3.1	Second Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

10.1*	1999 Employee Stock Option Plan (3)

10.2*	1999 Director’s Stock Option Plan (3)

10.3*	Amended 2006 Stock Option and Equity Compensation Plan (4)

10.4*	Form of Restricted Stock Award Agreement (5)

10.5*	Form of Stock Option Award Agreement (5)

10.6*	Form of Restricted Stock Unit Agreement (6)

10.7*	Form of Stock Appreciation Rights Agreement (5)

10.8*	Form of Executive Restricted Stock Unit Award Agreement (6)

10.9*	Form of Change in Control Agreement with executive officers (7)

10.10*	Amended and Restated Employment Agreement for Roger Busse dated January 31, 2012 (7)

10.11*	Amended and Restated Employment Agreement for Hal M. Brown dated January 31, 2012 (7)

10.12*	NWB Financial Corporation Employee Stock Option Plan (8)

10.13*	NWB Financial Corporation Director Stock Option Plan (8)

10.14*	Director Fee Schedule, Effective January 1, 2012 (9)

10.15*	Director Stock Trading Plan (10)

14	Code of Ethics for Senior Financial Officers and Principal Executive Officer (10)

23.1+	Consent of Moss Adams LLP

24.1+	Power of Attorney (included on signature page to this Form 10-K)

31.1+	302 Certification, Hal M. Brown, Chief Executive Officer

31.2+	302 Certification, Michael A. Reynolds, Executive Vice President and Chief Financial Officer

32+	Certifications Pursuant to 18 U.S.C. Section 1350

101+	The following financial information from Pacific Continental Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, is formatted in XBRL; (i) the Audited Consolidated Balance Sheets, (ii) the Audited Consolidated Statements of Operations, (iii) the Audited Consolidated Statements of Comprehensive Income , (iv) the Audited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Audited Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010.
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.
(3)	Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s S-8 Registration Statement (File No. 333-109501).
(4)	Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
(5)	Incorporated by reference to Exhibits 99.2-99.5 of the Company’s Form S-8 Registration Statement (File No. 333-134702).

(6)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
(7)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 of the Company’s Current Report on Form 8-K filed February 2, 2012
(8)	Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s Form S-8 Registration Statement (File No. 333-130886).
(9)	Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
(10)	Incorporated by reference to Exhibits and 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
*	Executive Contract, Compensatory Plan or Arrangement
+	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION
(Registrant)

By:	/s/ Hal M. Brown
Hal M. Brown
Chief Executive Officer
Date:	March 14, 2013

Power of Attorney

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Hal M. Brown and Michael A. Reynolds, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to the Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby, ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of March 2013.

Principal Executive Officer

By	/s/ Hal M. Brown	Chief Executive Officer
	Hal M. Brown	and Director

Principal Financial and Accounting Officer

By	/s/ Michael A. Reynolds	Executive Vice President and
	Michael A. Reynolds	Chief Financial Officer

Remaining Directors

By	/s/ Robert A. Ballin	Chairman	By	/s/ Michael Heijer	Director
	Robert A. Ballin			Michael Heijer

By	/s/ Donald G. Montgomery	Vice Chairman	By	/s/ Michael D. Holzgang	Director
	Donald G. Montgomery			Michael D. Holzgang

By	/s/ John H. Rickman	Director	By	/s/ Donald L. Krahmer, Jr.	Director
	John H. Rickman			Donald L. Krahmer, Jr.