Form 10-Q
period 2013-03-31
PACIFIC CONTINENTAL CORP
filed 2013-05-07
CIK 1084717

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

COMMISSION FILE NUMBER: 0-30106

PACIFIC CONTINENTAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

OREGON	93-1269184
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

111 West 7th Avenue Eugene, Oregon	97401
(Address of principal executive offices)	(Zip Code)

(541) 686-8685

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The number of shares of common stock of the registrant as of May 1, 2013 was 17,887,864

PACIFIC CONTINENTAL CORPORATION

FORM 10-Q

QUARTERLY REPORT

PART I     FINANCIAL INFORMATION

ITEM 1 Financial Statements

Pacific Continental Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2013	December 31, 2012	March 31, 2012
ASSETS
Cash and due from banks	$25,671	$28,607	$18,187
Interest-bearing deposits with banks	390	94	207

Total cash and cash equivalents	26,061	28,701	18,394
Securities available-for-sale	379,766	389,885	366,916
Loans, less allowance for loan losses and net deferred fees	933,771	854,071	809,031
Interest receivable	5,085	4,520	4,560
Federal Home Loan Bank stock	10,718	10,462	10,652
Property and equipment, net of accumulated depreciation	19,245	19,238	19,950
Goodwill and intangible assets	23,770	22,031	22,179
Deferred tax asset	7,015	6,230	6,648
Taxes receivable	—	—	1,671
Other real estate owned	17,772	17,972	10,102
Prepaid FDIC assessment	1,545	1,746	2,536
Bank-owned life insurance	15,747	15,621	15,165
Other assets	3,163	3,010	1,989

Total assets	$1,443,658	$1,373,487	$1,289,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$314,798	$329,825	$281,282
Savings and interest-bearing checking	566,555	554,693	517,350
Time $100,000 and over	82,041	73,610	72,309
Other time	104,301	88,026	83,706

Total deposits	1,067,695	1,046,154	954,647
Federal funds and overnight funds purchased	4,450	11,570	—
Federal Home Loan Bank borrowings	178,000	118,000	143,500
Junior subordinated debentures	8,248	8,248	8,248
Accrued interest and other payables	2,807	6,134	3,838

Total liabilities	1,261,200	1,190,106	1,110,233

Shareholders’ equity
Common stock, shares authorized: 50,000,000; shares issued and outstanding: 17,835,088 at March 31, 2013, and December 31, 2012, and 18,195,415 at March 31, 2012	133,236	133,017	135,920
Retained earnings	44,129	44,533	39,267
Accumulated other comprehensive income	5,093	5,831	4,373

	182,458	183,381	179,560

Total liabilities and shareholders’ equity	$1,443,658	$1,373,487	$1,289,793

See accompanying notes.

Pacific Continental Corporation and Subsidiaries

Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2013	2012
Interest and dividend income
Loans	$12,699	$12,122
Securities	1,904	2,144
Federal funds sold & interest-bearing deposits with banks	3	1

	14,606	14,267

Interest expense
Deposits	885	1,139
Federal Home Loan Bank & Federal Reserve borrowings	308	469
Junior subordinated debentures	34	40
Federal funds purchased	4	6

	1,231	1,654

Net interest income	13,375	12,613
Provision for loan losses	250	1,300

Net interest income after provision for loan losses	13,125	11,313

Noninterest income
Service charges on deposit accounts	460	440
Other fee income, principally bankcard	372	387
Net loss on sale of investment securities	(8)	—
Mortgage banking income	—	72
Loan servicing fees	17	18
Impairment losses on investment securities (OTTI)	(16)	—
Bank-owned life insurance income	126	127
Other noninterest income	329	408

	1,280	1,452

Noninterest expense
Salaries and employee benefits	5,479	4,913
Premises and equipment	890	863
Merger related expense	1,246	—
Bankcard processing	126	141
Business development	495	423
FDIC insurance assessment	221	239
Other real estate expense	424	378
Other noninterest expense	1,889	1,762

	10,770	8,719

Income before provision for income taxes	3,635	4,046
Provision for income taxes	1,185	1,330

Net income	$2,450	$2,716

Earnings per share
Basic	$0.14	$0.15

Diluted	$0.14	$0.15

Weighted average shares outstanding
Basic	17,835,088	18,376,324
Common stock equivalents attributable to stock-based awards	151,431	141,996

Diluted	17,986,519	18,518,320

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$2,450	$2,716
Other comprehensive income:
Available-for-sale securities:
Unrealized gains (losses) arising during the quarter	(1,220)	1,328
Reclassification adjustment for losses realized in net income	24	—
Income tax expense	458	(509)

Total other comprehensive income (loss), net of tax	(738)	819

Total comprehensive income	$1,712	$3,535

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2011	18,435,084	$137,844	$37,468	$3,554	$178,866
Net income	—	—	12,653	—	12,653
Other comprehensive income, net of tax	—	—	—	2,277	2,277

Comprehensive Income	—	—	—	—	14,930

Stock issuance	7,987	70	—	—	70
Stock options exercised and related tax benefit	10,666	78	—	—	78
Stock options exercised	18,333	130	—	—	130
Shares exchanged in payment of option exercise consideration	(14,166)	(129)	—	—	(129)
Stock repurchased	(641,637)	(5,676)	—	—	(5,676)
Net share-based compensation	18,821	700	—	—	700
Cash dividends	—	—	(5,588)	—	(5,588)

Balance, December 31, 2012	17,835,088	$133,017	$44,533	$5,831	$183,381

Net income	—	—	2,450	—	2,450
Other comprehensive loss, net of tax	—	—	—	(738)	(738)

Comprehensive Income	—	—	—	—	1,712

Share based compensation	—	219	—	—	219
Cash dividends	—	—	(2,854)	—	(2,854)

Balance, March 31, 2013	17,835,088	$133,236	$44,129	$5,093	$182,458

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$2,450	$2,716
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, net of accretion	2,417	2,078
Valuation adjustment on foreclosed assets	200	345
Provision for loan losses	250	1,300
Deferred income taxes	(214)	674
BOLI income	(126)	(127)
Share-based compensation	219	145
Other than temporary impairment on investment securities	16	—
Loss on sale of investment securities	8	—
Gain on sale of foreclosed assets	—	(42)
Excess tax benefit of stock options exercised	—	(3)
Production of mortgage loans held-for-sale	—	(2,259)
Proceeds from the sale of mortgage loans held-for-sale	—	3,317
Change in:
Interest receivable	(315)	165
Deferred loan fees	(96)	50
Accrued interest payable and other liabilities	(3,364)	(732)
Other assets	125	230

Net cash provided by operating activities	1,570	7,857

Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale investment securities	30,064	19,250
Purchase of available-for-sale investment securities	(23,023)	(39,966)
Net loan principal collections	(16,515)	(5,242)
Net purchase of property and equipment	(300)	(125)
Proceeds on sale of foreclosed assets	—	668
Purchase of energy tax credits	—	(14)
Redemption of FHLB stock	98	—
Cash consideration paid, net of cash acquired in merger	(2,891)	—

Net cash used by investing activities	(12,567)	(25,429)

Cash flows from financing activities:
Change in deposits	(41,669)	(10,607)
Change in federal funds purchased and FHLB short-term borrowings	54,880	34,200
FHLB advances repayment	(2,000)	(4,500)
Proceeds from stock options exercised	—	16
Income tax benefit from stock options exercised	—	3
Dividends paid	(2,854)	(917)
Repurchase of Common Stock	—	(2,088)

Net cash provided (used) by financing activities	8,357	16,107

Net decrease in cash and cash equivalents	(2,640)	(1,465)
Cash and cash equivalents, beginning of period	28,701	19,859

Cash and cash equivalents, end of period	$26,061	$18,394

Supplemental information:
Noncash investing and financing activities:
Transfers of loans to foreclosed assets	$—	$73
Change in fair value of securities, net of deferred income taxes	$(738)	$819
Cash paid during the period for:
Income taxes	$2,176	$—
Interest	$1,198	$1,628

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

A complete set of Notes to Consolidated Financial Statements is a part of the Company’s 2012 Form 10-K filed March 14, 2013. The notes below are included due to material changes in the financial statements or to provide the reader with additional information not otherwise available. In preparing these financial statements, the Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements. All dollar amounts in the following notes are expressed in thousands, except per share amounts or where otherwise indicated.

Certain amounts contained in the prior period consolidated financial statements have been reclassified where appropriate to conform to the financial statement presentation used in the current period. These reclassifications had no effect on previously reported net income, earnings per share or retained earnings.

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim consolidated financial statements include the accounts of Pacific Continental Corporation (the “Company”), a bank holding company, and its wholly owned subsidiary, Pacific Continental Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, PCB Services Corporation and PCB Loan Services Corporation (both of which are presently inactive). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The balance sheet data as of December 31, 2012, was derived from audited financial statements, but does not include all disclosures contained in the Company’s 2012 Form 10-K. The interim consolidated financial statements should be read in conjunction with the December 31, 2012, consolidated financial statements, including the notes thereto, included in the Company’s 2012 Form 10-K.

NOTE 2 – BUSINESS COMBINATIONS

On February 1, 2013, the Bank acquired all of the assets and liabilities of Century Bank of Eugene, Oregon. The transaction has been accounted for under the acquisition method of accounting for cash consideration of $13,398, which included the consideration paid for all common shares and outstanding warrants and options. The assets and liabilities were recorded at their estimated fair values as of the acquisition dates. The fair value estimates are considered provisional and are subject to change for up to one year after the closing date of the acquisition.

The acquisition of Century Bank reflects the Company’s overall banking expansion strategy. The acquisition enabled significant cost savings due to the opportunity to reduce redundant overhead expenses. The application of the acquisition method of accounting resulted in the recognition of $915 of goodwill.

The operations of Century are included in the operating results beginning February 1, 2013, and added revenue of $595 and operating noninterest expense of $92, for the quarter ended March 31, 2013. Century’s results of operations prior to the acquisition are not included in the operating results. Merger-related expenses of $1,246 for the quarter ended March 31, 2013, have been incurred in connection with the acquisition of Century and recognized within the merger-related expenses line item on the Consolidated Statements of Income. Accrued restructuring charges relating to the Century acquisition are recorded in other liabilities and were $223 at March 31, 2013.

A summary of the net assets acquired and the estimated fair value adjustments of Century are presented below:

Century Bank February 1, 2013
Cost basis net assets	$14,055
Cash payment paid	(13,398)
Fair Value Adjustments:
Loans and Leases, net	(2,193)
Core Deposit Intangible	845
Deposits	61
Other	(285)

Goodwill	$(915)

The statement of assets acquired and liabilities assumed at their fair values are presented below as of the transaction closing date:

Century Bank February 1, 2013
Assets Acquired
Securities available-for-sale	$61
Loans	63,339
Interest receivable	250
Federal Home Loan Bank stock	355
Property and equipment	70
Goodwill	915
Core deposit intangible	845
Deferred tax asset	633
Other assets	16

Total assets acquired, net of cash acquired	$66,484

Liabilities Assumed
Deposits	$63,211
Accrued interest and other payables	382

63,593
Cash paid, net of cash acquired from Century	2,891

Total liabilities acquired	$66,484

Acquired loans presented below at acquisition date and as of March 31, 2013:

	February 1, 2013	March 31, 2013
Contractually required principal payments	$65,532	$64,566
Purchase adjustment for credit and interest rate	(2,193)	(1,961)

Balance of acquired loans	$63,339	$62,605

The acquisition of Century is not considered significant to the Company’s financial statements and therefore pro forma financial information is not presented.

NOTE 3 - SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair values of securities available-for-sale at March 31, 2013, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Securities in Continuous Unrealized Loss Position For Less Than 12 Months	Securities in Continuous Unrealized Loss Position For 12 Months or Longer
Unrealized Loss Positions
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	15,557	—	(305)	15,252	15,252	—
Private-label mortgage-backed securities	2,601	—	(325)	2,276	593	1,683
Mortgage-backed securities	95,266	—	(687)	94,579	81,628	12,951

	$113,424	$—	$(1,317)	$112,107	$97,473	$14,634

Unrealized Gain Positions
Obligations of U.S. government agencies	$17,164	$628	$—	$17,792
Obligations of states and political subdivisions	61,322	3,897	—	65,219
Private-label mortgage-backed securities	5,658	171	—	5,829
Mortgage-backed securities	173,850	4,969	—	178,819

	257,994	9,665	—	267,659

	$371,418	$9,665	$(1,317)	$379,766

At March 31, 2013, there were 122 investment securities in unrealized loss positions. The unrealized loss associated with the investments of $14,634 in a continuous unrealized loss position for twelve months or longer was $412, of which $318 was related to private-label mortgage backed securities, and $94 was related to mortgage-backed securities. The Company has no current intent, nor is it more likely than not that it will be required, to sell these securities before the recovery of carrying value.

At March 31, 2013, unrealized losses existed on certain securities classified as obligations of state and political subdivisions, mortgage-backed securities, and private-label mortgage-backed securities. The unrealized losses on agency mortgage-backed securities and securities that are obligations of U.S. government agencies were deemed to be temporary, as these securities retain strong credit ratings, continue to perform adequately, and are backed by various government-sponsored enterprises (“GSEs”). These decreases in fair value are associated with the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and are not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities has resulted from current economic conditions. Although yields on these securities may be below market rates during the period, no loss of principal is expected.

During the first quarter 2013, management reviewed all of its private-label mortgage-backed securities for the presence of other-than-temporary impairment (“OTTI”) and recorded $16 in OTTI on two securities. Management’s evaluation included the use of independently generated third-party credit surveillance reports that analyze the loans underlying each security. These reports include estimates of default rates and severities, life collateral loss rates, and static voluntary prepayment assumptions to generate estimated cash flows at the individual security level. Additionally, management considered factors such as downgraded credit ratings, severity and duration of the impairments, the stability of the issuers, and any discounts paid when the securities were purchased. Management has considered all available information related to the collectability of the impaired investment securities and believes that the estimated credit loss is appropriate.

Following is a tabular roll-forward of the amount of credit-related OTTI recognized in earnings during the three months ended March 31, 2013, and 2012:

	Three months ended March 31,
	2013	2012
Balance, beginning of period:	$204	$204
Additions:
Initial OTTI credit loss	16	—

Balance, end of period:	$220	$204

At March 31, 2013, eight of the Company’s private-label mortgage-backed securities with an amortized cost of $3,110 were classified as substandard as their underlying credit was considered impaired. Securities with an amortized cost of $3,281 and $3,525 were classified as substandard at December 31, 2012, and March 31, 2012, respectively.

At March 31, 2013 the projected average life of the securities portfolio was 4.2 years.

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2012, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Securities in Continuous Unrealized Loss Position For Less Than 12 Months	Securities in Continuous Unrealized Loss Position For 12 Months or Longer
Unrealized Loss Positions
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	12,540	—	(137)	12,403	12,403	—
Private-label mortgage-backed securities	3,130	—	(435)	2,695	—	2,696
Mortgage-backed securities	95,803	—	(850)	94,953	77,797	17,155

	$111,473	$—	$(1,422)	$110,051	$90,200	$19,851

Unrealized Gain Positions
Obligations of U.S. government agencies	$17,175	$669	$—	$17,844
Obligations of states and political subdivisions	64,845	4,253	—	69,098
Private-label mortgage-backed securities	5,704	201	—	5,905
Mortgage-backed securities	181,257	5,730	—	186,987

	268,981	10,853	—	279,834

	$380,454	$10,853	$(1,422)	$389,885

At December 31, 2012, there were 20 investment securities in unrealized loss positions. The unrealized loss associated with the investments of $19,851 in a continuous unrealized loss position for twelve months or longer was $604, of which $435 was related to private-label mortgage backed securities, and $169 was related to mortgage-backed securities. The Company has no current intent, nor is it more likely than not, that it will be required to sell these securities before the recovery of carrying value.

The amortized cost and estimated fair values of securities available-for-sale at March 31, 2012, are as follows:

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

At March 31, 2012, there were 70 investment securities in unrealized loss positions, of which seven had been in a continuous loss position for twelve months or longer. The unrealized loss associated with the investments of $4,182 in a continuous unrealized loss position for twelve months or longer was $659.

The amortized cost and estimated fair value of securities at March 31, 2013, December 31, 2012, and March 31, 2012, by maturity are shown below. Obligations of U.S. government agencies and states and political subdivisions are shown by contractual maturity. Mortgage-backed securities are shown by projected average life.

	March 31, 2013		December 31, 2012		March 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$48,849	$49,152	$55,559	$55,690	$36,577	$36,830
Due after one year through 5 years	164,062	166,681	182,156	185,857	215,492	218,919
Due after 5 years through 10 years	153,157	158,573	138,243	143,698	104,896	108,308
Due after 10 years	5,350	5,360	4,496	4,640	2,863	2,859

	$371,418	$379,766	$380,454	$389,885	$359,828	$366,916

Municipal securities with a book value of $1,851 were sold during the first quarter of 2013. These securities were sold at a loss of $8. There were no investment securities sold during 2012.

At March 31, 2013, securities with an aggregate amortized cost of $28,133 (estimated aggregate market value of $28,940) were pledged to secure certain public deposits as required by law and repurchase accounts. At March 31, 2013, there were no funds in repurchase accounts.

NOTE 4 - LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY INDICATORS

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

Major classifications of period-end loans, including loans held-for-sale, are as follows:

	March 31, 2013	% of gross loans	December 31, 2012	% of gross loans	March 31, 2012	% of gross loans
Real estate secured loans:
Permanent Loans:
Multi-family residential	$43,805	4.6%	$45,212	5.2%	$51,102	6.2%
Residential 1-4 family	54,615	5.7%	51,437	5.9%	59,642	7.2%
Owner-occupied commercial	234,083	24.6%	219,276	25.2%	218,526	26.5%
Nonowner-occupied commercial	164,725	17.3%	145,315	16.7%	140,142	17.0%

Total permanent real estate loans	497,228	52.3%	461,240	52.9%	469,412	56.9%
Construction Loans:
Multi-family residential	23,162	2.4%	17,022	2.0%	4,906	0.6%
Residential 1-4 family	22,550	2.4%	20,390	2.3%	16,590	2.0%
Commercial real estate	25,866	2.7%	23,235	2.7%	12,546	1.5%
Commercial bare land and acquisition & development	10,874	1.1%	10,668	1.2%	18,566	2.2%
Residential bare land and acquisition & development	9,000	0.9%	8,405	1.0%	11,016	1.3%

Total construction real estate loans	91,452	9.6%	79,720	9.1%	63,624	7.7%

Total real estate loans	588,680	61.9%	540,960	62.1%	533,036	64.6%
Commercial loans	357,089	37.6%	325,604	37.4%	286,543	34.7%
Consumer loans	4,020	0.4%	3,581	0.4%	4,569	0.6%
Other loans	1,039	0.1%	1,112	0.1%	1,439	0.2%

Gross loans	950,828	100.0%	871,257	100.0%	825,587	100.0%
Deferred loan origination fees	(745)		(841)		(727)

	950,083		870,416		824,860
Allowance for loan losses	(16,312)		(16,345)		(15,829)

Total loans, net of allowance for loan losses and net deferred fees	$933,771		$854,071		$809,031

At March 31, 2013, outstanding loans to dental professionals totaled $279,980 and represented 29.4 percent of total outstanding loans compared to dental professional loans of $270,782 or 31.1 percent at December 31, 2012, and $222,979 or 27.0 percent at March 31, 2012. There are no other industry concentrations in excess of 10 percent of the total loan portfolio. However, as of March 31, 2013, approximately 61.9 percent of the Company’s loan portfolio was collateralized by real estate and is, therefore, susceptible to changes in real estate market conditions. While appropriate action is taken to manage identified concentration risks, management believes that the loan portfolio is well diversified by geographic location and among industry groups.

Allowance for loan losses

A summary of activity in the allowance for loan losses for the three months ended March 31, 2013, and 2012 is as follows:

	Three months ended March 31,
	2013	2012
Balance, beginning of period	$16,345	$14,941
Provision charged to income	250	1,300
Loans charged against allowance	(597)	(522)
Recoveries credited to allowance	314	110

Balance, end of period	$16,312	$15,829

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

Estimated credit losses reflect consideration of all significant factors that affect the collectability of the loan portfolio. The historical loss rate for each group of loans with similar risk characteristics is determined based on the Company’s own loss experience in that group. Historical loss experience and recent trends in losses provides a reasonable starting point for analysis, however they do not by themselves form a sufficient basis to determine the appropriate level for the allowance for loan losses. Qualitative or environmental factors that are likely to cause estimated credit losses to differ from historical losses are also considered, including but not limited to:

•	Changes in international, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.

•	Changes in the nature and volume of the portfolio and in the terms of loans.

•	Changes in the experience, ability, and depth of lending management and other relevant staff.

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.

•	Changes in the quality of the institution’s loan review system.

•	Changes in the value of underlying collateral for collateral-dependent loans.

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.

The adequacy of the allowance for loan losses and the reserve for unfunded commitments is determined using a consistent, systematic methodology and is monitored regularly based on management’s evaluation of numerous factors. For each portfolio segment, these factors include:

•	The quality of the current loan portfolio.

•	The trend in the migration of the loan portfolio’s risk ratings.

•	The velocity of migration of losses and potential losses.

•	Current economic conditions.

•	Loan concentrations.

•	Loan growth rates.

•	Past-due and nonperforming trends.

•	Evaluation of specific loss estimates for all significant problem loans.

•	Recovery experience.

•	Peer comparison loss rates.

There have been no significant changes to the Company’s allowance for loan losses methodology or policies in the periods presented.

A summary of the activity in the allowance for loan losses by major loan classification follows:

	For the three months ended March 31, 2013
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$3,846	$9,456	$1,987	$70	$986	$16,345
Charge-offs	(591)	(5)	—	(1)	—	(597)
Recoveries	101	202	9	2	—	314
Provision	764	(605)	97	(1)	(5)	250

Ending balance	$4,120	$9,048	$2,093	$70	$981	$16,312

	For the three months ended March 31, 2012
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$2,776	$8,267	$2,104	$87	$1,707	$14,941
Charge-offs	—	(221)	(301)	—	—	(522)
Recoveries	28	10	71	1	—	110
Provision	219	(110)	1,278	(4)	(83)	1,300

Ending balance	$3,023	$7,946	$3,152	$84	$1,624	$15,829

	Balances as of March 31, 2013
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$4,118	$9,040	$2,093	$70	$981	$16,302
Ending allowance: individually evaluated for impairment	2	8	—	—	—	10

Total ending allowance	$4,120	$9,048	$2,093	$70	$981	$16,312

Ending loan balance: collectively evaluated for impairment	$354,355	$489,751	$90,876	$4,020	$—	$939,002
Ending loan balance: individually evaluated for impairment	3,773	7,477	576	—	—	11,826

Total ending loan balance	$358,128	$497,228	$91,452	$4,020	$—	$950,828

	Balances as of December 31, 2012
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$3,844	$9,456	$1,987	$70	$986	$16,343
Ending allowance: individually evaluated for impairment	2	—	—	—	—	2

Total ending allowance	$3,846	$9,456	$1,987	$70	$986	$16,345

Ending loan balance: collectively evaluated for impairment	$322,677	$455,206	$79,619	$3,581	$—	$861,083
Ending loan balance: individually evaluated for impairment	4,039	6,034	101	—	—	10,174

Total ending loan balance	$326,716	$461,240	$79,720	$3,581	$—	$871,257

	Balances as of March 31, 2012
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$3,023	$7,551	$3,152	$84	$1,624	$15,434
Ending allowance: individually evaluated for impairment	—	395	—	—	—	395

Total ending allowance	$3,023	$7,946	$3,152	$84	$1,624	$15,829

Ending loan balance: collectively evaluated for impairment	$281,453	$459,118	$50,774	$4,569	$—	$795,914
Ending loan balance: individually evaluated for impairment	6,529	10,294	12,850	—	—	29,673

Total ending loan balance	$287,982	$469,412	$63,624	$4,569	$—	$825,587

Management believes that the allowance for loan losses was adequate as of March 31, 2013. However, future loan losses may exceed the levels provided for in the allowance for loan losses and could possibly result in additional charges to the provision for loan losses.

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

Special Mention – A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. The Bank strictly and carefully employs the FDIC definition in assessing assets that may apply to this category. It is apparent that in many cases asset weaknesses relevant to this definition either (1) better fit a definition of a “well-defined weakness,” or (2) in management’s experience ultimately migrate to worse risk grade categories, such as Substandard and Doubtful. Consequently, management elects to downgrade most potential Special Mention credits to Substandard or Doubtful, and therefore adopts a conservative risk grade process in the use of the Special Mention risk grade.

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

Doubtful – An asset classified as Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Management strives to consistently apply these definitions when allocating its loans by loan grade. The loan portfolio is continuously monitored for changes in credit quality and management takes appropriate action to update the loan risk ratings accordingly. Management has not changed the Company’s policy towards its use of credit quality indicators during the periods reported.

The following tables present the Company’s loan portfolio information by loan type and credit grade at March 31, 2013, December 31, 2012, and March 31, 2012:

Credit Quality Indicators

As of March 31, 2013

	Loan Grade				Totals
	Pass	Special Mention	Substandard	Doubtful
Real estate loans
Multi-family residential	$42,483	$—	$1,322	$—	$43,805
Residential 1-4 family	44,337	—	10,278	—	54,615
Owner-occupied commercial	224,212	—	9,871	—	234,083
Nonowner-occupied commercial	159,589	—	5,136	—	164,725

Total real estate loans	470,621	—	26,607	—	497,228
Construction
Multi-family residential	23,162	—	—	—	23,162
Residential 1-4 family	22,368	—	182	—	22,550
Commercial real estate	24,286	—	1,580	—	25,866
Commercial bare land and acquisition & development	10,682	—	192	—	10,874
Residential bare land and acquisition & development	5,585	—	3,415	—	9,000

Total construction loans	86,083	—	5,369	—	91,452
Commercial and other	349,999	—	8,129	—	358,128
Consumer	3,964	—	56	—	4,020

Totals	$910,667	$—	$40,161	$—	$950,828

Credit Quality Indicators

As of December 31, 2012

	Loan Grade				Totals
	Pass	Special Mention	Substandard	Doubtful
Real estate loans
Multi-family residential	$43,883	$—	$1,329	$—	$45,212
Residential 1-4 family	43,458	—	7,979	—	51,437
Owner-occupied commercial	208,713	—	10,563	—	219,276
Nonowner-occupied commercial	141,762	—	3,553	—	145,315

Total real estate loans	437,816	—	23,424	—	461,240
Construction
Multi-family residential	17,022	—	—	—	17,022
Residential 1-4 family	20,278	—	112	—	20,390
Commercial real estate	21,646	—	1,589	—	23,235
Commercial bare land and acquisition & development	10,668	—	—	—	10,668
Residential bare land and acquisition & development	5,449	—	2,956	—	8,405

Total construction loans	75,063		4,657		79,720
Commercial and other	317,250	—	9,466	—	326,716
Consumer	3,544	—	37	—	3,581

Totals	$833,673	$—	$37,584	$—	$871,257

Credit Quality Indicators

As of March 31, 2012

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$49,762	$—	$1,340	$—	$51,102
Residential 1-4 family	49,583	—	10,059	—	59,642
Owner-occupied commercial	205,878	—	11,083	1,565	218,526
Nonowner-occupied commercial	137,782	—	2,360	—	140,142

Total real estate loans	443,005	—	24,842	1,565	469,412
Construction
Multi-family residential	4,906	—	—	—	4,906
Residential 1-4 family	13,356	—	3,234	—	16,590
Commercial real estate	8,742	—	3,804	—	12,546
Commercial bare land and acquisition & development	10,074	—	8,492	—	18,566
Residential bare land and acquisition & development	6,164	—	4,852	—	11,016

Total construction loans	43,242	—	20,382	—	63,624
Commercial and other	277,913	—	9,993	76	287,982
Consumer	4,491	—	78	—	4,569

Totals	$768,651	$—	$55,295	$1,641	$825,587

At March 31, 2013, December 31, 2012, and March 31, 2012, the Company had $136, $252 and $568, respectively, in contingent liabilities on its classified loans.

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

Delinquency status for all contractually matured loans, commercial and commercial real estate loans with nonmonthly amortization, and all other extensions of credit is determined based upon the number of calendar months past due.

The following tables present an aged analysis of past due and nonaccrual loans at March 31, 2013, December 31, 2012, and March 31, 2012:

Age Analysis of Loans Receivable

As of March 31, 2013

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$43,805	$43,805
Residential 1-4 family	421	80	—	1,269	1,770	52,845	54,615
Owner-occupied commercial	—	—	—	3,148	3,148	230,935	234,083
Nonowner-occupied commercial	—	—	—	—	—	164,725	164,725

Total real estate loans	421	80	—	4,417	4,918	492,310	497,228
Construction
Multi-family residential	—	—	—	—	—	23,162	23,162
Residential 1-4 family	234	—	—	—	234	22,316	22,550
Commercial real estate	—	—	—	—	—	25,866	25,866
Commercial bare land and acquisition & development	—	—	—	—	—	10,874	10,874
Residential bare land and acquisition & development	—	—	—	101	101	8,899	9,000

Total construction loans	234	—	—	101	335	91,117	91,452
Commercial and other	1,118	38	—	3,344	4,500	353,628	358,128
Consumer	6	5	—	—	11	4,009	4,020

Total	$1,779	$123	$—	$7,862	$9,764	$941,064	$950,828

Age Analysis of Loans Receivable

As of December 31, 2012

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$45,212	$45,212
Residential 1-4 family	351	318	—	1,140	1,809	49,628	51,437
Owner-occupied commercial	—	—	—	3,805	3,805	215,471	219,276
Nonowner-occupied commercial	1,404	—	—	—	1,404	143,911	145,315

Total real estate loans	1,755	318	—	4,945	7,018	454,222	461,240
Construction
Multi-family residential	—	—	—	—	—	17,022	17,022
Residential 1-4 family	234	—	—	—	234	20,156	20,390
Commercial real estate	—	—	—	—	—	23,235	23,235
Commercial bare land and acquisition & development	—	—	—	—	—	10,668	10,668
Residential bare land and acquisition & development	—	—	—	101	101	8,304	8,405

Total construction loans	234	—	—	101	335	79,385	79,720
Commercial and other	264	—	—	4,315	4,579	322,137	326,716
Consumer	8	—	—	—	8	3,573	3,581

Total	$2,261	$318	$—	$9,361	$11,940	$859,317	$871,257

Age Analysis of Loans Receivable

As of March 31, 2012

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$51,102	$51,102
Residential 1-4 family	635	243	—	3,344	4,222	55,420	59,642
Owner-occupied commercial	—	732	—	5,058	5,790	212,736	218,526
Nonowner-occupied commercial	96	0	—	—	96	140,046	140,142

Total real estate loans	731	975	—	8,402	10,108	459,304	469,412
Construction
Multi-family residential	—	—	—	—	—	4,906	4,906
Residential 1-4 family	—	—	—	15	15	16,575	16,590
Commercial real estate	1,538	—	—	933	2,471	10,075	12,546
Commercial bare land and acquisition & development	—	—	—	8,491	8,491	10,075	18,566
Residential bare land and acquisition & development	—	—	—	1,791	1,791	9,225	11,016

Total construction loans	1,538	—	—	11,230	12,768	50,856	63,624
Commercial and other	1,340	951	—	5,899	8,190	279,792	287,982
Consumer	6	9	—	—	15	4,554	4,569

Total	$3,615	$1,935	$—	$25,531	$31,081	$794,506	$825,587

Impaired Loans

Regular credit reviews of the portfolio are performed to identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALCO Committee for review and are included in the specific calculation of allowance for loan losses if considered impaired. A loan is considered impaired when, based on current information and events, the Company is unlikely to collect all principal and interest due according to the terms of the loan agreement. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. Impaired loans are often reported net of government guarantees to the extent that the guarantees are expected to be collected. Impaired loans generally include all loans classified as nonaccrual and troubled debt restructurings.

Accrual of interest is discontinued on impaired loans when management believes that, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of principal or interest is doubtful. Accrued but uncollected interest is generally reversed when loans are placed on nonaccrual status. Interest income is subsequently recognized only to the extent cash payments are received satisfying all delinquent principal and interest amounts, and the prospects for future payments in accordance with the loan agreement appear relatively certain. In accordance with GAAP, payments received on nonaccrual loans are applied to the principal balance and no interest income is recognized. Interest income may be recognized on impaired loans that are not on nonaccrual status.

The following tables display an analysis of the Company’s impaired loans at March 31, 2013, December 31, 2012, and March 31, 2012:

Impaired Loan Analysis

As of March 31, 2013

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	2,674	3,683	—	2,767	—
Owner-occupied commercial	3,571	4,144	—	3,492	9
Nonowner-occupied commercial	914	914	—	532	14

Total real estate loans	7,159	8,741	—	6,791	23
Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial bare land and acquisition & development	192	253	—	170	—
Residential bare land and acquisition & development	384	547	—	608	—

Total construction loans	576	800	—	778	—
Commercial and other	3,643	8,914	—	3,659	7
Consumer	—	—	—	—	—
With an allowance recorded
Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	318	318	8	109	7
Owner-occupied commercial	—	—	—	—	—
Nonowner-occupied commercial	—	—	—	—	—

Total real estate loans	318	318	8	109	7
Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—	—

Total construction loans	—	—	—	—	—
Commercial and other	130	141	2	118	1
Consumer	—	—	—	—	—
Total
Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	2,992	4,001	8	2,876	7
Owner-occupied commercial	3,571	4,144	—	3,492	9
Nonowner-occupied commercial	914	914	—	532	14

Total real estate loans	7,477	9,059	8	6,900	30
Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial bare land and acquisition & development	192	253	—	170	—
Residential bare land and acquisition & development	384	547	—	608	—

Total construction loans	576	800	—	778	—
Commercial and other	3,773	9,055	2	3,777	8
Consumer	—	—	—	—	—

Total impaired loans	$11,826	$18,914	$10	$11,455	$38

Impaired Loan Analysis

As of December 31, 2012

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	1,447	2,032	—	3,068	—
Owner-occupied commercial	4,229	5,069	—	4,157	21
Nonowner-occupied commercial	358	358	—	153	11

Total real estate loans	6,034	7,459	—	7,378	32
Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	544	—
Commercial real estate	—	—	—	1,219	—
Commercial bare land and acquisition & development	—	—	—	5,621	—
Residential bare land and acquisition & development	101	173	—	1,024	—

Total construction loans	101	173	—	8,408	—
Commercial and other	3,921	9,417	—	5,056	2
Consumer	—	—	—	—	—
With an allowance recorded
Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	—	—	—	18	—
Owner-occupied commercial	—	—	—	681	—
Nonowner-occupied commercial	—	—	—	12	—

Total real estate loans	—	—	—	711	—
Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—	—

Total construction loans	—	—	—	—	—
Commercial and other	118	129	2	148	—
Consumer	—	—	—	—	—
Total
Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	1,447	2,032	—	3,086	—
Owner-occupied commercial	4,229	5,069	—	4,838	21
Nonowner-occupied commercial	358	358	—	165	11

Total real estate loans	6,034	7,459	—	8,089	32
Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	544	—
Commercial real estate	—	—	—	1,219	—
Commercial bare land and acquisition & development	—	—	—	5,621	—
Residential bare land and acquisition & development	101	173	—	1,024	—

Total construction loans	101	173	—	8,408	—
Commercial and other	4,039	9,546	2	5,204	2
Consumer	—	—	—	—	—

Total impaired loans	$10,174	$17,178	$2	$21,701	$34

Impaired Loan Analysis

As of March 31, 2012

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	4,430	5,523	—	4,179	9
Owner-occupied commercial	3,923	4,263	—	4,139	4
Nonowner-occupied commercial	376	376	—	179	7

Total real estate loans	8,729	10,162	—	8,497	20
Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	15	171	—	408	—
Commercial real estate	2,553	3,290	—	2,528	36
Commercial bare land and acquisition & development	8,491	13,682	—	8,175	—
Residential bare land and acquisition & development	1,791	5,150	—	1,756	—

Total construction loans	12,850	22,293	—	12,867	36
Commercial and other	6,529	10,870	—	6,799	11
Consumer	—	—	—	—	—
With an allowance recorded
Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	—	—	—	73	—
Owner-occupied commercial	1,565	1,565	395	1,564	—
Nonowner-occupied commercial	—	—	—	—	—

Total real estate loans	1,565	1,565	395	1,637	—
Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—	—

Total construction loans	—	—	—	—	—
Commercial and other	—	—	—	—	—
Consumer	—	—	—	—	—
Total
Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	4,430	5,523	—	4,252	9
Owner-occupied commercial	5,488	5,828	395	5,703	4
Nonowner-occupied commercial	376	376	—	179	7

Total real estate loans	10,294	11,727	395	10,134	20
Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	15	171	—	408	—
Commercial real estate	2,553	3,290	—	2,528	36
Commercial bare land and acquisition & development	8,491	13,682	—	8,175	—
Residential bare land and acquisition & development	1,791	5,150	—	1,756	—

Total construction loans	12,850	22,293	—	12,867	36
Commercial and other	6,529	10,870	—	6,799	11
Consumer	—	—	—	—	—

Total impaired loans	$29,673	$44,890	$395	$29,800	$67

The impaired balances reported above are not adjusted for government guarantees of $1,122, $681, and $1,086 at March 31, 2013, December 31, 2012, and March 31, 2012, respectively. The recorded investment in impaired loans, net of government guarantees, totaled $10,704, $9,493 and $28,587 at March 31, 2013, December 31, 2012, and March 31, 2012, respectively. The specific valuation allowance for impaired loans was $10, $2 and $395 at March 31, 2013, December 31, 2012, and March 31, 2012, respectively.

Troubled Debt Restructurings

In the normal course of business, the Company may modify the terms of certain loans, attempting to protect as much of its investment as possible. Management evaluates the circumstances surrounding each modification to determine whether it is a troubled debt restructuring (“TDR”). TDRs exist when: 1) the restructuring constitutes a concession, and 2) the debtor is experiencing financial difficulties. The Company adopted the amendments of Accounting Standards Update No. 2011- 02, “Receivables – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” during the third quarter 2011. The Update requires retrospective application to the beginning of the annual period of adoption.

The following table displays the Company’s TDRs by class at March 31, 2013, December 31, 2012, and March 31, 2012:

	Troubled Debt Restructurings as of
	March 31, 2013		December 31, 2012		March 31, 2012
		Post-Modification		Post-Modification		Post-Modification
	Number of	Outstanding Recorded	Number of	Outstanding Recorded	Number of	Outstanding Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment
Real estate
Multifamily residential	—	$—	—	$—	—	$—
Residential 1-4 family	10	868	8	565	9	2,396
Owner-occupied commercial	5	2,050	5	2,095	3	849
Non owner-occupied commercial	2	699	1	140	1	151

Total real estate loans	17	3,617	14	2,800	13	3,396
Construction
Multifamily residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	5	101	5	101	4	1,648

Total construction loans	5	101	5	101	4	1,648
Commercial and other	9	597	8	589	—	951
Consumer	—	—	—	—	—	—

	31	$4,315	27	$3,490	17	$5,995

The recorded investment in TDRs in nonaccrual status totaled $2,144, $2,336, and $3,697 at March 31, 2013, December 31, 2012, and March 31, 2012, respectively. The Bank’s policy is that loans placed on nonaccrual will typically remain on nonaccrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain. The Bank’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

For the three months ended March 31, 2013, the Company identified four TDRs that are newly considered impaired for which impairment was previously measured under the Company’s general loan loss allowance methodology. At March 31, 2013 the total recorded investment in such receivables was $1,022, and the associated allowance for loan losses was $8.

The types of modifications offered can generally be described in the following categories:

Rate Modification- A modification in which the interest rate is modified.

Term Modification - A modification in which the maturity date, timing of payments, or frequency of payments is changed.

Interest-only Modification - A modification in which the loan is converted to interest only payments for a period of time.

Combination Modification - Any other type of modification, including the use of multiple types of modifications.

The following tables present newly restructured loans that occurred during the three months ended March 31, 2013 and 2012, respectively:

	Troubled Debt Restructurings
	Identified during the three months ended March 31, 2013
	Rate Modification	Term Modification	Interest-only Modification	Combination Modification
Real estate
Multi-family residential	$—	$—	$—	$—
Residential 1-4 family	318	—	—	—
Owner-occupied commercial	—	—	—	—
Nonowner-occupied commercial	—	—	—	559

Total real estate loans	318	—	—	559
Construction
Multi-family residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—
Commercial and other	—	—	—	145
Consumer	—	—	—	—

	$318	$—	$—	$704

Troubled Debt Restructurings
Identified during the three months ended March 31, 2012
	Rate Modification	Term Modification	Interest-only Modification	Combination Modification
Real estate
Multi-family residential	$—	$—	$—	$—
Residential 1-4 family	—	—	—	—
Owner-occupied commercial	—	—	—	—
Nonowner-occupied commercial	—	—	—	—

Total real estate loans	—	—	—	—
Construction
Multi-family residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—
Commercial and other	—	—	—	320
Consumer	—	—	—	—

	$—	$—	$—	$320

Subsequent to a loan being classified as a TDR, a borrower may become unwilling or unable to abide by the terms of the modified agreement. In such cases of default, the Company takes appropriate action to secure additional payments including the use of foreclosure proceedings. The following table presents loans receivable modified as TDRs that subsequently defaulted within twelve months of the restructure during the period:

	Troubled Debt Restructurings
	That subsequently defaulted during the three months ended March 31,
	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate
Multi-family residential	—	$—	—	$—
Residential 1-4 family	—	—	1	728
Owner-occupied commercial	—	—	1	420
Nonowner-occupied commercial	—	—	—	—

Total real estate loans	—	—	2	1,148
Construction
Multi-family residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	2	404

Total construction loans	—	—	2	404
Commercial and other	—	—	2	631
Consumer	—	—	—	—

	—	$—	6	$2,183

At March 31, 2013, and March 31, 2012, the Company had no commitments to lend additional funds on loans restructured as TDRs.

NOTE 5 – DENTAL LOAN PORTFOLIO

To assist in understanding the concentrations and risks associated with the Bank’s loan portfolio, the following Note has been included to provide additional information relating to the Bank’s dental lending portfolio. At March 31, 2013, December 31, 2012, and March 31, 2012, loans to dental professionals totaled $279,980, $270,782, and $222,979, respectively, and represented 29.4, 31.1 and 27.0 percent in principal amount of outstanding loans. As of March 31, 2013, December 31, 2012, and March 31, 2012, the dental loans were supported by government guarantees totaling $18,124, $18,834 and $21,481, respectively. This represented 6.47, 6.96 and 9.63 percent in principal amount of the outstanding dental loan balances as of such respective dates. The Company defines a “dental loan” as a loan to dental professionals for the purpose of practice expansion, acquisition or other purpose supported by the cash flows of a dental practice.

Loan Classification

Major classifications of dental loans at March 31, 2013, December 31, 2012, and March 31, 2012 are as follows:

	March 31,	December 31,	March 31,
	2013	2012	2012
Real estate secured loans:
Owner-occupied commercial	$58,315	$59,327	$45,260
Other dental real estate loans	2,248	3,103	5,021

Total permanent real estate loans	60,563	62,430	50,281
Dental construction loans	2,830	2,093	2,621

Total real estate loans	63,393	64,523	52,902

Commercial loans	216,587	206,259	170,077

Gross loans	$279,980	$270,782	$222,979

Market Area

The Bank’s defined “market area” is within the states of Oregon and Washington west of the Cascade Mountain Range. This area is serviced by branch locations in Eugene, Oregon; Portland, Oregon; and Seattle, Washington. The Company also makes out-of-market dental loans throughout the United States. Out-of-market loan relationships are maintained and serviced by Bank personnel primarily located in Portland. The following table summarizes the Bank’s dental lending by borrower location:

	March 31,	December 31,	March 31,
	2013	2012	2012
In Market	$189,784	$191,908	$172,969
Out-of-Market	90,196	78,874	50,010

Total	$279,980	$270,782	$222,979

Allowance

The allowance for loan losses identified for the dental loan portfolio is established as an amount that management considers adequate to absorb possible losses on existing loans within the dental portfolio. The allowance related to the dental loan portfolio consists of general and specific components. The general component is based upon all dental loans collectively evaluated for impairment, including qualitative conditions associated with loan type, out-of-market location, start-up financing, practice acquisition financing; and specialty practice financing. The specific component is based upon dental loans individually evaluated for impairment.

	Three months ended March 31,
	2013	2012
Balance, beginning of period	$2,683	$1,824
Provision charged to income	783	203
Loans charged against allowance	(437)	—
Recoveries credited to allowance	14	—

Balance, end of period	$3,043	$2,027

Credit Quality

Please refer to Note 4 for additional information on the definitions of the credit quality indicators.

The following tables present the Company’s dental loan portfolio by market and credit grade at March 31, 2013, December 31, 2012, and March 31, 2012:

As of March 31, 2013

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
In Market	$185,253	$—	$4,531	$—	$189,784
Out-of-Market	89,290	—	906	—	90,196

Total	$274,543	$—	$5,437	$—	$279,980

As of December 31, 2012

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
In Market	$184,872	$—	$7,036	$—	$191,908
Out-of-Market	78,480	—	394	—	78,874

Total	$263,352	$—	$7,430	$—	$270,782

As of March 31, 2012

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
In Market	$169,313	$—	$3,656	$—	$172,969
Out-of-Market	50,010	—	—	—	50,010

Total	$219,323	$—	$3,656	$—	$222,979

Past Due and Nonaccrual Loans

Please refer to Note 4 for additional information on the definitions of “past due.”

The following tables present an aged analysis of the dental loan portfolio by market, including nonaccrual loans, at March 31, 2013, December 31, 2012, and March 31, 2012:

As of March 31, 2013

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
In Market	$295	$—	$—	$511	$806	$188,674	$189,480
Out-of-Market	396	—	—	814	1,210	89,290	90,500

Total	$691	$—	$—	$1,325	$2,016	$277,964	$279,980

As of December 31, 2012

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
In Market	$—	$—	$—	$2,499	$2,499	$189,409	$191,908
Out-of-Market	—	—	—	—	—	78,874	78,874

Total	$—	$—	$—	$2,499	$2,499	$268,283	$270,782

As of March 31, 2012

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
In Market	$1,011	$631	$—	$731	$2,373	$170,596	$172,969
Out-of-Market	—	—	—	—	—	50,010	50,010

Total	$1,011	$631	$—	$731	$2,373	$220,606	$222,979

NOTE 6 – FEDERAL FUNDS AND OVERNIGHT FUNDS PURCHASED

The Company has unsecured federal funds borrowing lines with various correspondent banks totaling $113,000. At March 31, 2013, December 31, 2012, and March 31, 2012 there was $4,450, $11,570, and $0 outstanding on these lines, respectively.

The Company also has a secured overnight borrowing line available from the Federal Reserve Bank that totaled $89,208, $87,740 and $77,032 at March 31, 2013, December 31, 2012, and March 31, 2012, respectively. The Federal Reserve Bank borrowing line is secured through the pledging of approximately $134,098 of commercial loans under the Company’s Borrower-In-Custody program. At March 31, 2013, December 31, 2012, and March 31, 2012, there were no outstanding borrowings on this line.

NOTE 7 – FEDERAL HOME LOAN BANK BORROWINGS

The Company has a borrowing limit with the FHLB equal to 30 percent of total assets, subject to discounted collateral and stock holdings. At March 31, 2013, the maximum borrowing line was $433,097; however, the FHLB borrowing line was limited by the lower of the amount of FHLB stock held or the discounted value of collateral pledged. At March 31, 2013, the FHLB stock held by the Company supported aggregate borrowings of $230,27. At March 31, 2013, the Company had pledged $424,530 in real estate loans to the FHLB that had a discounted value of $243,685. At March 31, 2013, the borrowing line was limited to the discounted value of FHLB stock. There was $178,000 borrowed on this line at March 31, 2013.

The maximum FHLB borrowing line at December 31, 2012, was $412,046. At December 31, 2012, the Company had pledged real estate loans and securities to the FHLB with a discounted value of $226,278. There was $118,000 borrowed on this line at December 31, 2012.

The maximum FHLB borrowing line at March 31, 2012, was $386,938. At March 31, 2012, the Company had pledged real estate loans and securities to the FHLB with a discounted collateral value of $227,672. There was $143,500 borrowed on this line at March 31, 2012.

	Current	March 31,	December 31,	March 31,
	Rates	2013	2012	2012
Cash Management Advance	N/A	$—	$—	$—
2012	—	—	—	102,500
2013	0.27% - 0.55%	137,000	77,000	22,000
2014	—	—	—	13,500
2015	0.60% - 1.60%	13,500	13,500	3,500
2016	1.84% - 2.36%	22,500	22,500	2,000
2017	2.28%	3,000	3,000	—
Thereafter	3.85%	2,000	2,000	—

		$178,000	$118,000	$143,500

NOTE 8 – STOCK BASED COMPENSATION

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

The following tables identify the compensation expense recorded and tax benefits received by the Company on its stock-based compensation plans for the three months ended March 31, 2013, and 2012:

	Three months ended March 31,
	2013		2012
	Compensation Expense (Benefit)	Tax Benefit (Expense)	Compensation Expense (Benefit)	Tax Benefit (Expense)
Equity-based awards:
Director stock options	$—	$—	$—	$—
Employee stock options	30	—	33	—
Employee stock SARs	47	18	52	20
Employee RSUs	142	54	65	25
Liability-based awards:
Employee cash SARs	—	—	(5)	(2)

	$219	$72	$145	$41

During the first three months of 2013, no stock options were exercised. The fair value of equity-based awards vested during the three months ended March 31, 2013, and 2012 was $0 and $96, respectively. The fair value of liability-based awards vested during the three months ended March 31, 2013, and 2012 was $0 and $30, respectively.

At March 31, 2013, the Company had estimated unrecognized compensation expense of approximately $54, $106, $1,460, and $18 for unvested stock options, stock-settled SARs, RSUs, and cash-settled SARs, respectively. These amounts are based on forfeiture rates of 20 percent for all stock options and SARs and 13 percent for all RSUs granted to employees. The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested stock options, stock-settled SARs, RSUs and cash-settled SARs is approximately 1.05, 1.05, 2.72, and .06 years, respectively.

NOTE 9 - FAIR VALUE

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2013, December 31, 2012, and March 31, 2012, in accordance with the provisions of FASB ASC 825 “Financial Instruments.” The use of different assumptions and estimation methods could have a significant effect on the reported fair value amounts. Accordingly, the estimates of fair value herein are not necessarily indicative of the amounts that might be realized in a current market exchange.

	March 31, 2013		December 31, 2012		March 31, 2012
	Carrying		Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$26,061	$26,061	$28,701	$28,701	$18,394	$18,394
Securities available-for-sale	379,766	379,766	389,885	389,885	366,916	366,916
Loans	950,083	947,321	870,416	871,802	824,860	820,204
Federal Home Loan Bank stock	10,718	10,718	10,462	10,462	10,652	10,652
Accrued interest receivable	5,085	5,085	4,520	4,520	4,560	4,560
Bank-owned life insurance	15,747	15,747	15,621	15,621	15,165	15,165
Financial liabilities:
Deposits	1,067,695	1,067,790	1,046,154	1,046,165	954,647	954,975
Federal funds and overnight funds purchased	4,450	4,450	11,570	11,570	—	—
Federal Home Loan Bank borrowings	178,000	179,633	118,000	119,517	143,500	145,927
Junior subordinated debentures	8,248	2,187	8,248	2,193	8,248	2,155
Accrued interest payable	217	217	218	218	253	253

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

The following table presents information about the level in the fair value hierarchy for the Company’s assets and liabilities not measured and carried at fair value as of March 31, 2013:

	Fair Value at March 31, 2013
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$26,061	$26,061	$—	$—
Loans	947,321	—	—	947,321
Interest receivable	5,085	5,085	—	—
Federal Home Loan Bank stock	10,718	10,718	—	—
Bank-owned life insurance	15,747	15,747	—	—
Financial liabilities:
Deposits	$1,067,790	$—	$1,067,790	$—
Federal funds and overnight funds purchased	4,450	4,450	—	—
Federal Home Loan Bank borrowings	179,633	—	179,633	—
Junior subordinated debentures	2,187	—	2,187	—
Accrued interest payable	2,087	2,087	—	—

The tables below show assets measured at fair value on a recurring basis as of March 31, 2013, December 31, 2012, and March 31, 2012:

March 31, 2013	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. government agencies	$17,792	$—	$17,792	$—
Obligations of states and political subdivisions	80,471	—	80,471	—
Agency mortgage-backed securities	273,398	—	273,398	—
Private-label mortgage-backed securities	8,105	—	6,447	1,658

Total available-for-sale securities	$379,766	$—	$378,108	$1,658

December 31, 2012	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. government agencies	$17,844	$—	$17,844	$—
Obligations of states and political subdivisions	81,501	—	81,501	—
Agency mortgage-backed securities	281,940	—	281,940	—
Private-label mortgage-backed securities	8,600	—	6,918	1,682

Total available-for-sale securities	$389,885	$—	$388,203	$1,682

March 31, 2012	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. government agencies	$14,493	$—	$14,493	$—
Obligations of states and political subdivisions	56,954	—	56,954	—
Agency mortgage-backed securities	284,706	—	284,706	—
Private-label mortgage-backed securities	10,763	—	9,687	1,076

Total available-for-sale securities	$366,916	$—	$365,840	$1,076

No transfers to or from Levels 1 and 2 occurred on assets measured at fair value on a recurring basis during the three months ended March 31, 2013, and 2012, or during the year ended December 31, 2012

The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a recurring basis. Fair value for all classes of available-for-sale securities is estimated by obtaining quoted market prices for identical assets, where available. If such prices are not available, fair value is based on independent asset pricing services and models, the inputs of which are market-based or independently sourced market parameters, including but not limited to, yield curves, interest rates, prepayments, defaults, cumulative loss projections, and cash flows. There have been no significant changes in the valuation techniques during the periods reported.

The following table provides a reconciliation of assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Beginning Balance	$1,682	$1,719
Transfers to Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses	—
Included in earnings	—	—
Included in other comprehensive income	72	84
Paydowns	(96)	(97)
Purchases, issuances, sales and settlements	—
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—

Ending Balance	$1,658	$1,706

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

The Company utilizes FTN Financial for pricing service to estimate fair value on all of its available-for-sale securities. The inputs used to value all securities include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data, including market research, market indicators, and industry and economic trends. Additional inputs specific to each asset type are as follows:

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

The third-party pricing service follows multiple review processes to assess the available market, credit and deal-level information to support its valuation estimates. If sufficient objectively verifiable information is not available to support a security’s valuation, an alternate independent evaluation source will be used.

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

There have been no significant changes in the valuation techniques during the periods reported.

The tables below show assets measured at fair value on a nonrecurring basis as of March 31, 2013, December 31, 2012, and March 31, 2012:

March 31, 2013	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended March 30, 2013 Total Loss
Loans measured for impairment (net of government guarantees and specific reserves)	$7,987	$—	$—	$7,987	$8
Other real estate owned	17,772	—	—	17,772	200

	$25,759	$—	$—	$25,759	$208

December 31, 2012	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Twelve Months Ended December 31, 2012 Total Loss
Loans measured for impairment (net of government guarantees and specific reserves)	$5,877	$—	$—	$5,877	$2
Other real estate owned	17,972	—	—	17,972	1,416

	$23,849	$—	$—	$23,849	$1,418

March 31, 2012	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended March 31, 2012 Total Loss
Loans measured for impairment (net of government guarantees and specific reserves)	$19,830	$—	$—	$19,830	$395
Other real estate owned	10,102	—	—	10,102	343

	$29,932	$—	$—	$29,932	$738

No transfers to or from Level 3 assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2013, and 2012, or during the year ended December 31, 2012.

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

NOTE 10 – REGULATORY MATTERS

The Company and the Bank are subject to the regulations of certain federal and state agencies and receive periodic examinations by those regulatory authorities. In addition, they are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to leverage assets. Management believes that, as of March 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of March 31, 2013, and according to Federal Reserve and FDIC guidelines, the Bank was considered to be well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013:
Total capital (to risk weighted assets)
Bank:	$171,741	16.34%	$84,075	8%	$105,094	10%
Company:	$174,600	16.62%	$84,059	8%	NA	NA
Tier I capital (to risk weighted assets)
Bank:	$158,737	15.10%	$42,037	4%	$63,056	6%
Company:	$161,596	15.38%	$42,029	4%	NA	NA
Tier I capital (to leverage assets)
Bank:	$158,737	11.51%	$55,188	4%	$68,985	5%
Company:	$161,596	11.71%	$55,200	4%	NA	NA
As of December 31, 2012:
Total capital (to risk weighted assets)
Bank:	$173,225	17.90%	$77,426	8%	$96,783	10%
Company:	$175,671	18.15%	$77,411	8%	NA	NA
Tier I capital (to risk weighted assets)
Bank:	$161,073	16.64%	$38,713	4%	$58,070	6%
Company:	$163,519	16.90%	$38,706	4%	NA	NA
Tier I capital (to leverage assets)
Bank:	$161,073	12.15%	$53,019	4%	$66,273	5%
Company:	$163,519	12.33%	$53,030	4%	NA	NA
As of March 31, 2012:
Total capital (to risk weighted assets)
Bank:	$168,232	18.55%	$72,557	8%	$90,697	10%
Company:	$172,400	19.02%	$72,530	8%	NA	NA
Tier I capital (to risk weighted assets)
Bank:	$156,837	17.29%	$36,279	4%	$54,418	6%
Company:	$161,005	17.76%	$36,265	4%	NA	NA
Tier I capital (to leverage assets)
Bank:	$156,837	12.48%	$50,250	4%	$62,812	5%
Company:	$161,005	12.80%	$50,297	4%	NA	NA

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Consolidated Financial Statements alone. The discussion should be read in conjunction with the financial statements and the notes included later in this report. Please refer also to our Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in the Company’s 2012 Form 10-K. All dollar amounts, except share and per share data, are expressed in thousands of dollars.

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding projected results for 2013, the expected interest rate environment, 2013 provision for loan losses, management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this report, and our other reports filed with the SEC:

•

Local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets.

•	The local housing or real estate market could continue to decline.

•

The risks presented by an economic recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations, and loan portfolio delinquency rates.

•	Our concentration in loans to dental professionals exposes us to the risks affecting dental practices in general.

•	Interest rate changes could significantly reduce net interest income and negatively affect funding sources.

•	Projected business increases following any future strategic expansion or opening of new branches could be lower than expected.

•	Competition among financial institutions could increase significantly.

•	The goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital.

•	The reputation of the financial services industry could deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers.

•	The efficiencies we may expect to receive from any investments in personnel, acquisitions, and infrastructure may not be realized.

•

The level of nonperforming assets and charge-offs or changes in the estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements may increase.

•

Changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, executive compensation, and insurance) could have a material adverse effect on our business, financial condition and results of operations.

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

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in Part I, Item 1A “Risk Factors” in the company’s 2012 form 10-K and Part II, Item 1A“Risk Factors” in this report and the other risk described in this report and include risks and uncertainties described or referred to in Part I, Item 1 “Business” under the captions “Competition” and “Supervision and Regulation” of the Company’s 2012 Form 10-K and Part II Item 2 “Management Discussion and Analysis of Financial Condition and results of Operations” of this report. Please take into account that forward-looking statements speak only as of the date of this report or documents incorporated by reference. The Company does not undertake any obligation to publicly correct or update any forward-looking statement whether as a result of new information, future events or otherwise.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in this report are to the “FASB Accounting Standards Codification,” sometimes referred to as the “Codification” or “ASC.” The FASB finalized the Codification effective for periods ending on or after September 15, 2009. Prior FASB Statements, Interpretations, Positions, EITF consensuses, and AICPA Statements of Position are no longer being issued by the FASB. The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made. However, when referring to guidance issued by the FASB, the Company refers to topics in the ASC rather than the specific FASB statement. We have updated references to GAAP in this report to reflect the guidance in the Codification.

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2012 Form 10-K. Management believes that the following policies and those disclosed in the Notes to Consolidated Financial Statements in the Company’s 2012 Form 10-K should be considered critical under the SEC definition:

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

Allowance for Loan Losses and Reserve for Unfunded Commitments

The allowance for loan losses on outstanding loans is classified as a contra-asset account offsetting outstanding loans, and the allowance for unfunded commitments is classified as an “other” liability on the balance sheet. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balances of the allowance for loan losses for outstanding loans and unfunded commitments are maintained at an amount management believes will be adequate to absorb known and inherent losses in the loan portfolio and commitments to loan funds. The appropriate balance of the allowance for loan losses is determined by applying loss factors to the credit exposure from outstanding loans and unfunded loan commitments. Estimated loss factors are based on subjective measurements, including management’s assessment of the internal risk classifications, changes in the nature of the loan portfolios, industry concentrations, and the impact of current local, regional, and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

Troubled Debt Restructurings

In the normal course of business, the Company may modify the terms of certain loans, attempting to protect as much of its investment as possible. Management evaluates the circumstances surrounding each modification to determine whether it is a troubled debt restructuring (“TDR”). TDRs exist when 1) the restructuring constitutes a concession, and 2) the debtor is experiencing financial difficulties. Additional information regarding the Company’s TDRs can be found in Note 4 of the March 31, 2013, Notes to Consolidated Financial Statements in Item 1 of this report.

Goodwill and Intangible Assets

At March 31, 2013, the Company had $23,770 in goodwill and other intangible assets. In accordance with financial accounting standards, assets with indefinite lives are no longer amortized, but instead are periodically tested for impairment. Management performs an impairment analysis of its goodwill and intangible assets with indefinite lives at least annually and has determined that there was no impairment as of December 31, 2012.

Share-based Compensation

Consistent with the provisions of FASB ASC 718, Stock Compensation, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation, we recognize expense for the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. Management assumptions utilized at the time of grant impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately, the expense that will be recognized over the life of the option. Additional information is included in Note 1 of the December 31, 2012 Notes to Consolidated Financial Statements in Item 8 of the Company’s 2012 Form 10-K.

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

Recent Accounting Pronouncements

In April 2012, the FASB issued Accounting Standards Update No. 2012-02, “Receivables: A Creditors Determination of Whether a Restructuring is a Troubled Debt Restructuring.” This Update provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether the debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2012, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of this Accounting Standards Update did not have a material impact on the Company’s consolidated financial statements. The Company did, however, expand Note 4 to include additional disclosures regarding TDRs.

In May 2012, the FASB issued Accounting Standards Update No. 2012-04, “Fair Value Measurements.” This Update provides guidance that develops common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs). The amendments in this Update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this Update should be applied prospectively and are effect during interim and annual periods beginning after December 15, 2012. The adoption of this Accounting Standards Update did not have a material impact on the Company’s consolidated financial statements.

In June 2012, the FASB issued Accounting Standards Update No. 2012-05, “Presentation of Comprehensive Income.” This Update requires that an entity elect to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this Update should be applied retrospectively and are effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this Accounting Standards Update did not have a material impact on the Company’s consolidated financial statements.

In September 2012, the FASB issued Accounting Standards Update No. 2012-08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment.” This Update simplifies how entities test goodwill for impairment. The amendments of this Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2012. Early adoption is permitted. The adoption of this Accounting Standard Update is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2012, the FASB issued Accounting Standards Update No. 2012-12, “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2012-05.” The amendments of this Update supersede changes to those paragraphs in Update 2012-05 that pertain to how, when, and where reclassification adjustments are presented. The amendments of this Update are effective at the same time as the amendments in Update 2012-05 so that entities will not be required to comply with the presentation requirements in Update 2012-05 that this Update is deferring. The amendments in this Update should be applied retrospectively and are effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this Accounting Standard Update did not have a material impact on the Company’s consolidated financial statements.

HIGHLIGHTS FOR FIRST QUARTER

	For the three months ended March 31,
	2013	2012	% Change
Net income	$2,450	$2,716	-9.8%
Operating revenue (1)	14,405	$14,065	2.4%
Earnings per share
Basic	$0.14	$0.15	-6.7%
Diluted	$0.14	$0.15	-6.7%
Assets, period-end	$1,443,658	$1,289,793
Loans, period-end (2)	$950,083	$824,860
Core deposits, period end (3)	$960,743	$858,929
Deposits, period-end	$1,067,695	$954,647
Return on average assets (4)	0.70%	0.85%
Return on average equity (4)	5.43%	6.07%
Return on average tangible equity (4) (5)	6.21%	6.93%

(1)	Operating revenue is defined as net interest income plus noninterest income.
(2)	Net of deferred fees; excludes allowance for loan losses.
(3)	Defined by the Company as demand, interest checking, money market, savings, and local nonpublic time deposits, including local nonpublic time deposits in excess of $100.
(4)	Amounts annualized.
(5)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.

On February 1, 2013, the Company successfully completed the acquisition of Century Bank. A summary of the assets and liabilities acquired through this transaction is provided in Note 2, Business Combinations of this quarterly report. During the weekend of April 5, 2013, the Company successfully converted the Century Bank loan and deposit systems to the Company’s core operating system.

The Company earned $2,450 in first quarter 2013, compared to $2,716 in first quarter 2012. The decline in net income was primarily due to $1,246 of pre-tax merger expenses related to the Century Bank transaction, which lowered first quarter 2013 earnings by approximately $835, or $.05 per diluted share.

During first quarter 2013, the Company continued to experience organic growth in outstanding loans. Outstanding loans at March 31, 2013, were $950,083, up $79,667 over December 31, 2012, outstanding loans. Loans acquired in the Century Bank transaction accounted for $62,605 of first quarter 2013 loan growth, and organic loan growth was $16,966 during the quarter. Outstanding core deposits at March 31, 2013, were $960,743, up $22,114 from December 31, 2012. Core deposits at March 31, 2013, included $64,782 of Century Bank core deposits. Organic core deposits at March 31, 2013, were $895,961, down $42,668 from December 31, 2012, levels, which is a typical seasonal pattern during the first quarter.

Period-end assets at March 31, 2013, were $1,443,658, up $153,865, or 12 percent, over March 31, 2012. Approximately $65,000 of that increase was attributable to the Century Bank acquisition. Core deposits at March 31, 2013, were $960,743, up $101,813, or 12 percent, from one year ago, and up $22,114 from December 31, 2012. Year-to-date March 31, 2013, average core deposits were $943,315, an increase of $73,218 from the same period one year ago. Year-to-date average assets at March 31, 2013, were $1,411,988, up $127,361 from last year due to growth in average loans and average securities-available-for-sale.

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

	March 31,	December 31,	March 31,
	2013	2012	2012
Total shareholders’ equity	$182,458	$183,381	$179,560
Subtract:
Goodwill	(22,945)	(22,031)	(22,031)
Core deposit intangible assets	(825)	—	(148)

Tangible shareholders’ equity (non-GAAP)	$158,688	$161,350	$157,381

Book value per share	$10.23	$10.28	$9.87
Tangible book value per share (non-GAAP)	$8.90	$9.05	$8.65
Return on average equity	5.43%	6.97%	6.07%
Return on average tangible equity (non-GAAP)	6.21%	7.94%	6.93%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although we believe these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

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

The net interest margin for first quarter 2013 was 4.29 percent, an increase of 18 basis points over the fourth quarter 2012 margin of 4.11 percent, but down 10 basis points from the 4.39 percent reported for first quarter 2012.

This represents the first linked quarter increase in the net interest margin in the last three years. The increase in the margin is attributable to three factors 1) the accretion of $231 of the Century Bank fair value credit mark into interest income, 2) a reduction in the amortization of premiums paid on mortgage-backed securities due to lower levels of refinancing activity and 3) an improvement in the asset mix as average loans increased to 65 percent of total average assets. While the accretion on the Century Bank portfolio should continue for the next few years, the Company does not anticipate that the quarterly accretion will continue at levels experienced during first quarter 2013.

The Company’s earning asset yields increased by 15 basis points from 4.53 percent in fourth quarter 2012 to 4.68 percent in first quarter 2013. Both the securities portfolio and the loan portfolio experienced increases in the yields on a linked quarter basis. The yield on the loan portfolio for first quarter 2013 was 5.72 percent, down 4 basis points from fourth quarter 2012, while the yield on the securities portfolio increased to 2.26 percent, from the 2.02 percent reported for fourth quarter 2012. The decline in the yield on loans was partially offset by the accretion of the Century Bank fair value marks.

The Company continued to lower its cost of funds as the cost of interest-bearing liabilities fell by 5 basis points from fourth quarter 2012 to first quarter 2013. The cost of both interest-bearing core deposits and wholesale funding declined in first quarter 2013 when compared to the prior quarter by 5 and 3 basis points, respectively.

The prolonged historically low interest rate environment, highly competitive pricing on new, existing loans, and declining yields available in the Company’s securities portfolio, and the fact that core deposits are priced at or near virtual floors, suggests long-term margin compression. However, as the Company anticipates continued loan growth and to the extent higher yielding loans replace lower yielding securities, some stabilization or potential improvement of the net interest margin is possible during 2013.

The following table presents condensed balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates on interest-bearing liabilities, for the quarter ended March 31, 2013, compared to the quarter ended March 31, 2012:

The following table presents condensed balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates on interest-bearing liabilities, for the quarter ended March 31, 2013, compared to the quarter ended March 31, 2012:

Table I

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$299	$3	4.07%	$94	$1	4.28%
Securities available-for-sale:
Taxable	316,961	1,437	1.84%	314,881	1,799	2.30%
Tax-exempt(1)	70,052	718	4.16%	45,965	531	4.64%
Loans held-for-sale	—	—	0.00%	763	7	3.69%
Loans, net of deferred fees and allowance(2)	901,081	12,699	5.72%	810,075	12,116	6.02%

Total interest-earning assets(1)	1,288,393	14,857	4.68%	1,171,778	14,454	4.96%
Non earning assets
Cash and due from banks	22,876			17,962
Premises and equipment	19,300			20,056
Goodwill & intangible assets	23,135			22,209
Interest receivable and other assets	58,284			52,622

Total nonearning assets	123,595			112,849

Total assets	$1,411,988			$1,284,627

Interest-bearing liabilities
Money market and NOW accounts	523,369	$(409)	-0.32%	488,047	$(575)	-0.47%
Savings deposits	39,321	(12)	-0.12%	37,502	(18)	-0.19%
Time deposits - core (3)	73,448	(146)	-0.81%	60,604	(184)	-1.22%

Total interest-bearing core deposits	636,138	(567)	-0.36%	586,153	(777)	-0.53%
Time deposits - noncore	110,939	(318)	-1.16%	78,781	(363)	-1.85%
Federal funds purchased	2,918	(4)	-0.56%	5,146	(6)	-0.47%
FHLB & FRB borrowings	159,142	(308)	-0.78%	138,434	(469)	-1.36%
Trust preferred	8,248	(34)	-1.67%	8,248	(40)	-1.95%

Total interest-bearing wholesale funding	281,247	(664)	-0.96%	230,609	(878)	-1.53%

Total interest-bearing liabilities	917,385	(1,231)	-0.54%	816,762	(1,655)	-0.81%
Noninterest-bearing liabilities
Demand deposits	307,176			283,943
Interest payable and other	4,413			4,038

Total noninterest liabilities	311,589			287,981

Total liabilities	1,228,974			1,104,743
Shareholders’ equity	183,014			179,884

Total liabilities and shareholders’ equity	$1,411,988			$1,284,627

Net interest income		$13,626			$12,799

Net interest margin(1)		4.29%			4.39%

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $251 and $186 for the three months ended March 31, 2013, and March 31, 2012, respectively. Net interest margin was positively impacted by 8 and 6 basis point, respectively.

(2)	Interest income includes recognized loan origination fees of $154 and $29 for the three months ended March 31, 2013, and March 31, 2012, respectively.
(3)	Defined by the Company as demand, interest checking, money market, savings and local nonpublic time deposits, including local nonpublic time deposits in excess of $100 thousand.

Table I shows that earning asset yields declined by 28 basis points to 4.68 percent in first quarter 2013 from 4.96 in first quarter 2012. This decline in earning asset yields was primarily attributable to a lower yield on both the loan and securities portfolio when compared to the same quarter last year, as competitive pressure has reduced rates on new loan production and refinance of existing loans.

The decline in earning asset yields was partially offset by a decrease in the cost of funds. The cost of interest-bearing liabilities declined by 27 basis points from 0.81 percent in first quarter 2012 to 0.54 percent in first quarter 2013. The decline in rates is evident in each core deposit category as the cost of interest-bearing core deposits fell by 17 basis points from 0.53 percent in first quarter 2012 to 0.36 percent in first quarter 2013. The cost of wholesale funding also moved down from 1.53 percent in first quarter 2012 to 0.96 percent in first quarter 2013. All categories of wholesale funding showed a decline in rates with the exception of Fed Funds Purchased.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended March 31, 2013, and March 31, 2012.

Table II

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Three Months Ended March 31, 2013 compared to March 31, 2012 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	2	$—	$2
Securities available-for-sale:
Taxable	(3)	(359)	(362)
Tax-exempt(1)	271	(84)	187
Loans held-for-sale	(7)	—	(7)
Loans, net of deferred fees and allowance	1,250	(667)	583

Total interest-earning assets(1)	1,513	(1,110)	403

Interest paid on:
Money market and NOW accounts	37	(203)	(166)
Savings deposits	1	(7)	(6)
Time deposits - core (2)	37	(75)	(38)

Total interest-bearing core deposits	75	(285)	(210)
Time deposits - noncore	144	(189)	(45)
Federal funds purchased	(3)	1	(2)
FHLB & FRB borrowings	66	(227)	(161)
Trust preferred	—	(6)	(6)

Total interest-bearing wholesale funding	207	(421)	(214)

Total interest-bearing liabilities	282	(706)	(424)

Net interest income(1)	$1,231	$(404)	$827

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $251 and $186 for the three months ended March 31, 2013, and March 31, 2012, respectively.

(2)	Defined by the Company as demand, interest checking, money market, savings and local nonpublic time deposits, including local nonpublic time deposits in excess of $100 thousand.

The first quarter 2013 rate/volume analysis shows that net interest income increased by $827 over first quarter 2012. First quarter 2013 interest income including loan fees increased by $404 from the same quarter last year with higher volumes of earning assets increasing interest income by $1,514, which was partially offset by a $1,110 decline in interest income due to lower rates. The increase in interest income was primarily due to higher loan volumes, which include the impact of the Century Bank acquisition in first quarter 2013. Also contributing to the increase in net interest income was a decline in interest expense of $424 in first quarter 2013 when compared to the same quarter last year. The decline in interest expense was related to lower rates on both core deposits and wholesale funding, which was partially offset by increased interest expense due to higher volumes.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the periods ended March 31, 2013, and March 31, 2012:

	Three months ended March 31,
	2013	2012
Balance, beginning of period	$16,345	$14,941
Provision charged to income	250	1,300
Loans charged against allowance	(597)	(522)

Recoveries credited to allowance	314	110

Balance, end of period	$16,312	$15,829

The provision for loan losses through March 31, 2013, was $250, compared to $1,300 for the same period last year. The decrease in the provision was primarily the result of a reduction in the level of classified loans and nonperforming assets. The Company’s classified assets at March 31, 2013, were 32.84 percent of regulatory capital compared to 31.18 percent and 38.44 percent at December 31, 2012, and March 31, 2012, respectively. The small increase in classified assets at March 31, 2013, when compared to December 31, 2012, was due to the acquisition of Century Bank. Net charge offs through March 31, 2013, were $283 or annualized 0.13 percent of average loans, compared to net charge offs of $412 or 0.20 percent of average loans recorded for the same period in 2012. The allowance for loan losses for outstanding loans at March 31, 2013, was $16,312 or 1.72 percent of outstanding loans compared to 1.82 and 1.92 percent of outstanding loans at December 31, 2012, and March 31, 2012, respectively.

At March 31, 2013, $10,704 of loans (net of government guarantees) were classified as impaired. A specific allowance of $8 (included in the ending allowance at March 31, 2013) was assigned to these loans. That compares to impaired loans of $9,147 at December 31, 2012, and a specific allowance assigned of $2.

Total nonperforming assets, net of government guarantees, were $24,756, or 1.71 percent of total assets at March 31, 2013. That compares to nonperforming assets of $26,428 or 1.92 percent of total assets at December 31, 2012, and $35,141 or 2.72 percent of total assets at March 31, 2012. Nonperforming assets at March 31, 2013, consisted of $6,984 in nonaccrual loans (net of government guarantees), $0 in loans 90 days past due and still accruing interest, and $17,772 in other real estate owned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more, and other real estate owned for the periods covered in this report:

Nonperforming Assets and Asset Quality Ratios

	March 31	December 31,	March 31
	2013	2012	2012
NONPERFORMING ASSETS
Nonaccrual loans
Real estate secured loans:
Permanent loans:
Multi-family residential	$—	$—	$—
Residential 1-4 family	1,269	1,140	3,344
Owner-occupied commercial	3,148	3,805	5,058
Nonowner-occupied commercial	—	—	—

Total permanent real estate loans	4,417	4,945	8,402
Construction loans:
Multi-family residential	—	—	—
Residential 1-4 family	—	—	15
Commercial real estate	—	—	933
Commercial bare land and acquisition & development	—	—	8,491
Residential bare land and acquisition & development	101	101	1,791

Total construction real estate loans	101	101	11,230

Total real estate loans	4,518	5,046	19,632
Commercial loans	3,344	4,315	5,899

Total nonaccrual loans	7,862	9,361	25,531
90-days past due and accruing interest	—	—	—
Total nonperforming loans	7,862	9,361	25,531
Nonperforming loans guaranteed by government	(878)	(905)	(492)

Net nonperforming loans	6,984	8,456	25,039
Other real estate owned	17,772	17,972	10,102

Total nonperforming assets, net of guaranteed loans	$24,756	$26,428	$35,141

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of total loans outstanding, net of loans held for sale	1.72%	1.88%	1.92%
Allowance for loan losses as a percentage of total nonperforming loans, net of government guarantees	233.56%	193.29%	63.22%
Net loan charge offs as a percentage of average loans, annualized	0.13%	-0.03%	0.20%
Net nonperforming loans as a percentage of total loans	0.74%	0.97%	3.04%
Nonperforming assets as a percentage of total assets	1.71%	1.92%	2.72%
Consolidated classified asset ratio(1)	32.83%	31.18%	38.44%

(1)

Classified asset ratio is defined as the sum of all loan-related contingent liabilities and loans internally graded substandard or worse (net of government guarantees), adversely classified securities, and other real estate owned, divided by total consolidated Tier 1 capital plus the allowance for loan losses.

Nonperforming assets at March 31, 2013, declined $10,385 from the same period last year, and on a linked-quarter basis declined $1,672 from the end of fourth quarter 2012. Nonperforming loans at March 31, 2013, decreased $18,055 from the same period last year, including migration of nonperforming loans into other real estate owned, which showed an increase of $7,760 over the same period last year. Two properties, a commercial land development loan and a retail strip mall, valued at $11,218 and $3,844, respectively, accounted for 85 percent of total other real estate owned at March 31, 2013. While the Company is actively marketing both properties, the location and type of these two properties make them susceptible to possible future valuation write-downs as new appraisals become available.

Noninterest Income

Year-to-date March 31, 2013, noninterest income was $1,280, down $172 or 12 percent from the same period in 2012. The decrease in 2013 noninterest income when compared to last year was primarily attributable to a $72 reduction from Mortgage banking which was discontinued during first quarter 2012 and a $79 decrease in the other noninterest income category.

On a linked-quarter basis, first quarter 2013 noninterest income was down $102 from fourth quarter 2012 noninterest income. The linked-quarter decrease was mainly due to a decrease in BOLI investment income as the yield on investments was lower and lower merchant bankcard fees, which is typical of seasonal first quarter patterns.

Noninterest Expense

Year-to-date March 31, 2013 noninterest expense was $10,770, an increase of $2,051 or 24 percent from the same period in 2012. Excluding merger-related expenses, total noninterest expense for first quarter 2013 was $9,524 or up 9 percent over first quarter 2012 expenses. An increase of $566 or 12 percent in personnel expense accounted for the majority of increased noninterest expense in first quarter 2013 when merger-related expenses are excluded. The increase in personnel expense was due to a $250 or 7 percent increase in base salaries, much of which was attributable to additional staff related to the Century Bank acquisition, and an increase of $143 or 35 percent in group insurance over first quarter 2012.

On a linked-quarter basis, noninterest expense in first quarter 2013 was up $1,862 over fourth quarter 2012. The linked-quarter increase in expense was primarily due to merger-related expenses in first quarter 2013 from the Century Bank acquisition and personnel expense. The increase in personnel expense was due to the full effect of staff additions during fourth quarter 2012 and additions to staff from the Century Bank acquisition.

BALANCE SHEET

Loans

At March 31, 2013, outstanding loans were, $950,828, up $79,571 from December 31, 2012, and up $125,241 from March 31, 2012. Loans acquired in the Century Bank acquisition accounted for $62,605 of the first quarter 2013 and year-over-year growth. All loans acquired in the Century Bank acquisition are included in the Eugene market loan totals. A summary of outstanding loans by market at March 31, 2013, December 31, 2012, and March 31, 2012, follows:

	Period Ended
	March 31,	December 31,	March 31,
	2013	2012	2012
Eugene market gross loans, period-end	$324,009	$253,345	$237,687
Portland market gross loans, period-end	388,979	383,616	384,550
Seattle market gross loans, period-end	146,860	154,229	153,340
Out-of-market gross loans, period-end	90,980	80,067	50,010

Total gross loans, period-end	$950,828	$871,257	$825,587

Excluding loans acquired in the Century Bank acquisition, which are included in the Eugene market loan totals, all of the Company’s primary markets, with the exception of the Seattle market, had an increase in outstanding loans at March 31, 2012, when compared to the prior quarter-end and prior year quarter-end. Organic loan growth totaled $16,966 during the first quarter 2013. The increase in Eugene and Portland market loans was primarily related to an increase in health care lending, owner-occupied real estate loans, and commercial and industrial loans. The decline in the Seattle market loans was reflective of more pronounced exposure to commercial real estate construction and land development loans, an area that has continued to contract.

Growth in out-of-market health care loans accounted for $10,913 or 64.3 percent of the total increase in first quarter 2013 outstanding loans. The Company defines “health care loans” as loans to health professionals including dentists, physicians, health facilities, and veterinary medicine. The Company’s defined “market area” is within the states of Oregon and Washington west of the Cascade Mountain Range. This area is serviced by branch locations in Eugene, Oregon; Portland, Oregon; and Seattle, Washington. Out-of-market health care loans are maintained and serviced by personnel primarily located in the Portland market.

Outstanding loans to dental professionals, which are comprised of both in and out-of-market loans, at March 31, 2013, totaled $279,980 or 29.4 percent of the loan portfolio, compared to $270,782 or 31.1 percent of the loan portfolio at December 31, 2012. Growth in out-of-market dental loans accounted for all of the total increase in outstanding dental loans during first quarter 2013. At March 31, 2013, $18,124 or 6.47 percent of the outstanding dental loans were supported by government guarantees. Loans to dental professionals include loans for such purposes as starting up a practice, acquisition of a practice, equipment financing, owner-occupied facilities, and working capital. Out-of-market dental loans are limited only to acquisition of a seasoned practice by experienced dental professionals and owner-occupied real estate loans. In addition to growth in the dental industry, growth was also experienced in the wider health care field with loans to physicians, surgeons, optometrists, family practitioners, and medical specialists. Additional data on the Company’s dental loan portfolio and the credit quality of this portfolio can be found in Note 5 of the Notes to Consolidated Financial Statements in this report.

Detailed credit quality data on the entire loan portfolio can be found in Note 4 of the Notes to Consolidated Financial Statements in this report.

Securities

At March 31, 2013, the securities available-for-sale totaled $379,766, down $10,119 from December 31, 2012, and up $12,850 over March 31, 2012. The securities portfolio represented 26.3 percent of total assets at March 31, 2013, down from 28.4 percent at March 31, 2012. At March 31, 2013, the portfolio had an unrealized taxable gain of $8,348 compared to an unrealized taxable gain of $9,431 at December 31, 2012. During first quarter 2013, the Company purchased $23,084 in new securities, while receiving $28,221 in cash flow from the portfolio. Municipal securities with a book value of $1,851 were sold during the first quarter of 2013. These securities were sold at a loss of $8. Purchases during first quarter 2013 consisted of high-quality agency mortgage-backed securities and longer-term tax-exempt municipals. At March 31, 2013, taxable and tax-exempt municipal securities were $80,471 and comprised 21.2 percent of the total portfolio. Management has exercised caution in its purchases of municipals, relying on credit reports, demographic information and general fund balances. The municipal portion of the portfolio is diversified by issuing municipality with some areas being avoided at March 31, 2013, and the Company did not have significant exposure to any single municipality. The first quarter 2013 purchases supported the Company’s strategy of positioning the securities portfolio to provide earnings and hedge the balance sheet against a rates-up scenario due to the Company’s liability sensitive position. In an unchanged rate environment, the portfolio is expected to produce annual cash flow of approximately $76,447, primarily from the mortgage-backed portion of the portfolio. At March 31, 2013, the portfolio had an average life of 4.2 years and duration of 3.8 years, virtually unchanged from the average life and duration at December 31, 2012.

At March 31, 2013, $8,106 or 2.1 percent of the total securities portfolio was comprised of private-label mortgage-backed securities. Monthly, management reviews all available information, including current and projected default rates and current and projected loss severities, related to the collectability of its potentially impaired investment securities. During the first quarter of 2013, management determined it was prudent to book $16 in OTTI expense related to the private-label mortgage-backed securities. Additional recognition of OTTI on the private-label mortgage-backed portion of the portfolio is possible in future quarters depending upon economic conditions, default rates on home mortgages, loss severities on foreclosed homes, unemployment levels, and home values.

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

Goodwill and Intangible Assets

At March 31, 2013, the Company had a recorded balance of $22,945 in goodwill from the November 30, 2005, acquisition of Northwest Business Financial Corporation (“NWBF”) and the February 1, 2013, acquisition of Century Bank. In addition, at March 31, 2013, the Company had $825 of core deposit intangible assets resulting from the acquisition of Century Bank. The core deposit intangible was determined to have an expected life of seven years, and is being amortized over that period using the straight-line method and will be fully amortized in January 2020. In accordance with generally accepted accounting principles, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment. Management performs an impairment analysis of the intangible assets with indefinite lives at least annually, but more frequently if an impairment triggering event is deemed to have occured. The last impairment test was performed at December 31, 2012, at which time no impairment was determined to exist.

Deposits

Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and nonpublic local time deposits, including nonpublic local time deposits in excess of $100, were $960,743 and represented 90 percent of total deposits at March 31, 2013. Outstanding core deposits at March 31, 2013, included $64,782 of deposits acquired in the Century Bank transaction. Excluding the Century Bank core deposits, March 31, 2013, core deposits were down $42,668 during the quarter, which is typical of first quarter seasonal patterns. The decline in first quarter 2013 core deposits (excluding Century Bank deposits acquired) was primarily related to volatility in large depositor balances, including approximately $20,000 in temporary funds in a single large depositor at December 31, 2012, that was withdrawn shortly after year-end. All three of the Company’s primary markets showed a decline in core deposits during first quarter 2013, with the exception of the Eugene market, which includes the Century Bank acquired deposits, when compared to the prior quarter end.

A summary of outstanding core deposits and average core deposits by market and other deposits classified as wholesale funding at March 31, 2013, December 31, 2012, and March 31, 2012 follows:

	Period ended
	March 31,	December 31,	March 31,
	2013	2012	2012
Eugene market core deposits, period-end(1)	$598,156	$536,143	$502,710
Portland market core deposits, period-end(1)	232,431	258,516	235,571
Seattle market core deposits, period-end(1)	130,156	143,970	120,648

Total core deposits, period-end(1)	960,743	938,629	858,929
Other deposits, period-end	106,951	107,525	95,718

Total deposits, period-end	$1,067,694	$1,046,154	$954,647

	Three months ended
	March 31, 2013	December 31, 2012	March 31, 2012
Eugene market core deposits, average(1)	$569,331	$508,856	$506,776
Portland market core deposits, average(1)	241,491	236,200	242,659
Seattle market core deposits, average(1)	132,493	132,200	120,662

Total core deposits, average(1)	943,315	877,256	870,097
Other deposits, average	110,938	95,598	78,781

Total deposits, average	$1,054,253	$972,854	$948,878

(1)	Core deposits include all demand, savings, & interest checking accounts, plus all local time deposits including local time deposits in excess of $100.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures outstanding at March 31, 2013, which were issued in conjunction with the 2005 acquisition of NWBF and had an interest rate of 6.265 percent that was fixed through January 2011. In January 2011, the rate on the junior subordinated debentures changed to three-month LIBOR plus 135 basis points. At March 31, 2013, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law which, among other things, limits the ability of certain bank holding companies to treat trust preferred security debt issuances, such as the Company’s junior subordinated debentures, as Tier 1 capital. This law may require many banks to raise new Tier 1 capital and will effectively close the trust-preferred securities markets from offering new issuances in the future. In June 2012, the Federal Reserve and the other U.S. banking regulators jointly issued three notices of proposed rule-making (“NPRs”) that would revise the regulatory capital rules for U.S. banking organizations and align them with the Basel III capital framework. Under the proposed rules, our trust preferred securities would be phased out of Tier 1 capital at a rate of 10 percent per year over a 10-year period. The rules would be implemented on a graduated, transitional basis through 2018. The proposed rules are not yet final and are subject to further modification by the federal banking agencies. Please refer to “Risk Factors” and “Business – Supervision and Regulation” in the Company’s 2012 Form 10-K for more information about these proposed rules and their potential impact on the Company.

Additional information regarding the terms of the junior subordinated debentures, including maturity/repricing dates and interest rate, is included in Note 11 of the Notes to Consolidated Financial Statements in the Company’s 2012 Form 10-K.

Capital Resources

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the issuance of new stock whether through stock offerings or through the exercise of equity incentives. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Shareholders’ equity at March 31, 2013, was $182,458, relatively unchanged from December 31, 2012. In March 2013, the Company’s Board of Directors authorized the repurchase of up to five percent of the Company’s outstanding common shares, or approximately 892,000 shares, with the purchases to take place over the next 12 months. The repurchase plan commenced on April 1, 2013. The Company intends to use a combination of regular dividends, special dividends, and share repurchases to maintain capital levels during 2013 comparable with year-end December 31, 2012, capital levels. For additional details regarding the changes in equity, review the Consolidated Statements of Changes in Shareholders’ on page 6 of this report.

The Federal Reserve Board and the FDIC have in place guidelines for risk-based capital requirements applicable to U.S. bank holding companies and banks. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in three ways, first by measuring Tier 1 capital to leverage assets, followed by capital measurement in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. These guidelines require a minimum of 4 percent Tier 1 capital to leverage assets, 4 percent Tier 1 capital to risk-weighted assets, and 8 percent total capital to risk-weighted assets. In order to be classified as “well-capitalized,” the highest capital rating, by the Federal Reserve and FDIC, these three ratios must be in excess of 5.00 percent, 6.00 percent, and 10.00 percent, respectively. The Company’s leverage capital ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio were 11.71 percent, 15.38 percent, and 16.62 percent, respectively, at March 31, 2013, all ratios being well above the minimum well-capitalized designation.

In June 2012, the federal banking agencies each issued NPRs that would revise regulatory capital rules for U.S. banking organizations and align them with the Basel III capital framework issued by the Basel Committee on Banking Supervision. During the fourth quarter 2012, the federal banking agencies advised that the implementation of the proposed rules would be postponed. However, revisions to the agencies’ capital rules are expected to include, among other things, revised risk-based and leverage capital requirements, implementation of a new common equity Tier 1 minimum capital requirement, and a higher minimum Tier 1 capital requirement. Under the proposed rules, it is expected the Company’s trust preferred securities would be phased out of Tier 1 capital over a period of time. Please refer to “Risk Factors” and “Business – Supervision and Regulation” in the Company’s 2012 Form 10-K for more information about these proposed rules. The proposed rules are not yet final and are subject to further modification by the federal banking agencies. Once final rules are in place, the Company will analyze the impact the rules would have on its capital management policy and expects to exceed the minimum capital requirements within the prescribed implementation timelines.

For a number of years, the Company has paid cash dividends on a quarterly basis, typically in February, May, August and November of each year. The Board of Directors considers the dividend amount quarterly and takes a broad perspective in its dividend deliberations including a review of recent operating performance, capital levels, and concentrations of loans as a percentage of capital, and growth projections. The Board also considers dividend payout ratios, dividend yield, and other financial metrics in setting the quarterly dividend. There can be no assurance that dividends will be paid in the future.

The Board of Directors, at its January 15, 2013, meeting, approved a regular dividend of $0.08 per share and a special dividend of $0.08 per share that was paid on February 11, 2013. Subsequent to the end of second quarter 2013, on April 21, 2013, the Board of Directors declared a regular dividend of $0.09 per share and a special dividend of $0.05 per share payable to shareholders on May 15, 2013. The Company believes that it has sufficient liquidity to maintain this level of regular dividends throughout 2013. The Company projects that existing capital will be sufficient to fund anticipated organic asset growth, while maintaining a well-capitalized designation from all regulatory agencies.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Company commits to extensions of credit and issues letters of credit. The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2013, the Company had $157,742 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Company to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At March 31, 2013, the Company had $801 in letters of credit and financial guarantees outstanding.

LIQUIDITY AND CASH FLOWS

Liquidity is the term used to define the Company’s ability to meet its financial commitments. The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds. The Company derives liquidity through core deposit growth, maturity of investment securities, and loan payments. Core deposits include demand, interest checking, money market, savings, and local time deposits, including local nonpublic time deposits in excess of $100. Additional liquidity and funding sources are provided through the sale of loans, sales of securities, access to national CD markets, and both secured and unsecured borrowings. The Company uses a number of measurements to monitor its liquidity position on a daily, weekly, and monthly basis, which includes its ability to meet both short-term and long-term obligations, and requires the Company to maintain a certain amount of liquidity on the asset side of its balance sheet. The Company also prepares quarterly projections of its liquidity position 30 days, 90 days, 180 days, and 1 year into the future. In addition, the Company prepares a Liquidity Contingency Plan at least semi-annually that is strategic in nature and forward-looking to test the ability of the Company to fund a liquidity shortfall arising from various escalating events. The Liquidity Contingency Plan is presented and reviewed by the Company’s Asset and Liability Committee.

Core deposits at March 31, 2013, were $960,743 and represented 90 percent of total deposits. Core deposits at March 31, 2013, included $64,782 of core deposits acquired in the Century Bank transaction. During first quarter 2013 and excluding deposits acquired in the Century Bank transaction, the Company experienced a decline in its core deposit base, which was primarily the result of volatility and temporary balances of the large depositor base. The Company experienced an increase in outstanding loans, while the securities portfolio declined during the current quarter, thus providing a funding source for loan growth. The securities portfolio represented 26 percent of total assets at March 31, 2013. At March 31, 2013, $28,939 of the securities portfolio was pledged to support public deposits, leaving $350,827 of the securities portfolio unencumbered and available-for-sale. In addition, at March 31, 2013, the Company had $36,957 of government guaranteed loans that could be sold in the secondary market to support the Company’s liquidity position.

Due to its strategic focus to market to specific segments, the Company has been successful in developing deposit relationships with several large clients, which are generally defined as deposit relationships of $1,000 or more, which are closely monitored by management and Company officers. At March 31, 2013, thirty-three large deposit relationships with the Company accounted for $294,385 or 30.6 percent of total outstanding core deposits. The single largest client represented 4.7 percent of outstanding core deposits at March 31, 2013. The loss of this deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity. The Company uses a 10-point risk-rating system to evaluate each of its large depositors in order to assist management in its daily monitoring of the volatility of this portion of its core deposit base. The risk-rating system attempts to determine the stability of the deposits of each large depositor, evaluating among other things the length of time the depositor has been with the Company and the likelihood of loss of individual large depositor relationships. Risk ratings on large depositors are reviewed at least quarterly and adjusted if necessary. Company management and officers maintain close relationships and hold regular meetings with its large depositors to assist in management of these relationships. The Company expects to maintain these relationships, believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients and regularly tests its ability to mitigate the loss of multiple large depositor relationships in its Liquidity Contingency Plan. There can be no assurance that these large depositor relationships will be maintained or that the loss of one or more of these events will not adversely affect the Company’s liquidity.

At March 31, 2013, the Company had secured borrowing lines with the Federal Home Loan Bank of Seattle (“FHLB”) and the Federal Reserve Bank of San Francisco (“FRB”), along with unsecured borrowing lines with various correspondent banks totaling $445,893. The Company’s secured lines with the FHLB and FRB were limited by the amount of collateral pledged. At March 31, 2013, the Company had pledged $243,685 in discounted collateral value in commercial real estate loans, first and second lien single-family residential loans, multi-family loans, and securities to the FHLB. Additionally, certain commercial and commercial real estate loans with a discounted value of $89,208 were pledged to the FRB under the Company’s Borrower-In-Custody program. The Company’s unsecured correspondent bank lines totaled $113,000. At March 31, 2013, the Company had $178,000 in borrowings outstanding from the FHLB, $0 outstanding with the FRB, and $4,450 outstanding on its overnight correspondent bank lines, leaving a total of $263,443 available on its secured and unsecured borrowing lines as of such date.

Net cash provided by operating activities was $1,570 during the three months ended March 31, 2013. Net cash of $12,567 was used in investing activities, consisting principally of a net loan principal increase of $16,515, which was partially offset by net proceeds from investment securities of $7,041. For the months ended March  31, 2013 cash provided by financing activities was $8,357 and primarily consisted of an increase in FHLB borrowings.

ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s exposure to market risk. Readers are referred to the Company’s 2012 Form 10-K and the Annual Report to Shareholders for the year ended December 31, 2012, for additional information.

ITEM 4 Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended March 31, 2013, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We may from time to time be involved in claims, proceedings and litigation arising from our business and property ownership. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.

ITEM 1A Risk Factors

For a discussion of risk factors relating to our business, please refer to item 1A of Part I of our 2012 Form 10-K, which is incorporated by reference herein, in addition to the following information:

Industry Factors

The continued challenges in the U.S. and our region’s economies could have a material adverse effect on our future results of operations or market price of our stock; there can be no assurance that U.S. governmental measures responding to these challenges will successfully address these circumstances; the U.S. government continues to face significant fiscal and budgetary challenges which, if not resolved, may further exacerbate U.S. economic conditions.

The national economy and the financial services sector in particular are still facing challenges. A large percentage of our loans are to businesses in western Washington and Oregon, markets facing many of the same challenges as the national economy, including elevated unemployment and weakness in commercial and residential real estate values. Although some economic indicators are improving both nationally and in the markets we serve, unemployment remains high and there remains uncertainty regarding the strength of the economic recovery. A continued slow economic recovery could result in the following consequences, any of which could have an adverse impact, which may be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline:

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

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. Refer to “Supervision and Regulation” in Item 1 of our 2012, form 10-K for discussion of certain of these measures. In response to the adverse financial and economic developments that have, since 2008, impacted the U.S. and global economies and financial markets, and presented challenges for the banking and financial services industry, various significant economic and monetary stimulus measures were enacted by the U.S. Congress. It cannot be predicted whether these or other U.S. governmental actions will result in lasting improvement in financial and economic conditions affecting the U.S. banking industry and the U.S. economy. It also cannot be predicted whether and to what extent the efforts of the U.S. government to combat the mixed economic conditions will continue. If, notwithstanding the government’s fiscal and monetary measures, the U.S. economy were to deteriorate, this would present significant challenges for the U.S. banking and financial services industry and for our Company.

The challenges to the level of economic activity in the U.S., and, therefore, to the banking industry, have also been exacerbated by the extensive political disagreements regarding the statutory debt limit on U.S. federal government obligations and measures to address the substantial federal deficits. Following enactment of federal legislation in August 2011 which averted a default by the U.S. federal government on its sovereign obligations by raising the statutory debt limit and which established a process whereby cuts in federal spending may be accomplished, Standard & Poor’s Ratings Services (Standard & Poor’s) lowered its long-term sovereign credit rating on the U.S. to “AA+” from “AAA” while affirming its highest rating on short-term U.S. obligations. Standard & Poor’s also stated that its outlook on the long-term rating remained negative. At the present time, the other two major U.S. credit rating agencies have not lowered their credit rating on the U.S.; however, both of them have stated that their outlook on the U.S. is negative. Although it is not possible to predict the long-term impact of these developments on the U.S. economy in general and the banking industry in particular, the downgrade by Standard & Poor’s and any further downgrades by it or other rating agencies could increase over time the U.S. federal government’s cost of borrowing which may worsen its fiscal challenges, as well as generating upward pressure on interest rates generally in the U.S. which could, in turn, have adverse consequences for borrowers and the level of business activity. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law by the President. The Act averted the sharp decline in the federal budget deficit that would have occurred beginning in 2013 due to increased taxes and reduced federal government spending as required by previously enacted laws. Many observers had suggested that such a sharp decline in the deficit would have led to a recession and increased unemployment in the U.S. The Act raises additional revenues for the federal government through increases in marginal income tax rates for higher earners, increases in capital gains rates, a phase-out of various tax deductions and credits, an increase in estate tax rates and the expiration of payroll tax cuts. Under the Act, the mandatory reduction in federal spending due to budget sequestration was delayed for two months and the federal debt ceiling was not changed. Following unsuccessful negotiations between the Administration and Republicans in the Congress the mandated federal spending cuts, including with respect to entitlements and defense became effective on March 1, 2013. The impact of these developments cannot be predicted with any certainty, but could have further adverse consequences for the credit ratings of U.S. sovereign obligations and also present additional challenges for the U.S. economy. Any of the foregoing developments could generate further uncertainties and challenges for the U.S. economy which, in turn, could adversely affect the prospects of the banking industry in the U.S. and our business.

We operate in a highly regulated environment and the effects of recent and pending federal legislation or of changes in, or supervisory enforcement of, banking or other laws and regulations could adversely affect us.

As discussed more fully in the section entitled “Supervision and Regulation” in the Company’s 2012 Form 10-K, we are subject to extensive regulation, supervision and examination by federal and state banking authorities. In addition, as a publicly traded company, we are subject to regulation by the Securities and Exchange Commission. Any change in applicable regulations or federal, state or local legislation could have a substantial impact on us and our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations.

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

In recent months, the federal bank regulators have announced regulatory enforcement actions against a number of large bank holding companies and banks arising from deficiencies in processes, procedures and controls involving anti-money laundering measures and compliance with the economic sanctions that affect transactions with designated foreign countries, nationals and others as provided for in the regulations of the Office of Foreign Assets Control of the U.S. Treasury Department. These actions evidence an intensification of the U.S. government’s expectations for compliance with these regulatory regimes on the part of banks operating in the U.S., including Pacific Continental Bank, and may result in increased compliance costs and increased risks of regulatory sanctions.

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

Company Factors

Loan concentrations within one industry may create additional risk, and we have a significant concentration in loans to dental professionals.

Bank regulatory authorities and investors generally view significant loan concentrations within any particular industry as carrying higher inherent risk than a loan portfolio without any significant concentration in one industry. We have a significant concentration of loans to dental professionals which represented 29.4 percent in principal amount of our total loan portfolio at March 31, 2013. While we apply credit practices which we believe to be prudent to these loans as well as all the other loans in our portfolio, due to our concentration in dental lending we are exposed to the general risks of industry concentration, which include adverse market factors impacting that industry alone or disproportionately to other industries. In addition, bank regulatory authorities may in the future require us to limit additional lending in the dental industry if they have concerns that our concentration in that industry creates significant risks, which in turn could limit our ability to pursue new loans in an area where we believe we currently have a competitive advantage.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At March 31, 2013, our nonperforming loans (which include all nonaccrual loans, net of government guarantees) were 0.74 percent of the loan portfolio. At March 31, 2013, our nonperforming assets (which include foreclosed real estate) were 1.71 percent of total assets. These levels of nonperforming loans and assets are at elevated levels compared to our historical norms. Nonperforming loans and assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur losses relating to nonperforming assets. We generally do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, less estimated selling expenses, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors which can be detrimental to the performance of their other responsibilities. Any significant future increase in nonperforming assets could have a material adverse effect on our business, financial condition and results of operations.

We may not have the ability to continue paying dividends on our common stock at current or historic levels.

On January 16, 2013, we announced a quarterly dividend of $0.08 per share, payable February 11, 2013, an increase of $0.01 per share over the prior quarter’s dividend, and declared a special cash dividend of $0.08 per share. Subsequent to the end of second quarter 2013, on April 21, 2013, the Board of Directors declared a regular dividend of $0.09 per share and a special dividend of $0.05 per share payable to shareholders on May 15, 2013. Our ability to pay dividends on our common stock depends on a variety of factors. It is possible in the future that we may not be able to continue paying quarterly dividends commensurate with historic levels, if at all. As a holding company, a substantial portion of our cash flow typically comes from dividends our bank subsidiary pays to us. Cash dividends will depend on sufficient earnings to support them and adherence to bank regulatory requirements. If the Bank is not able to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations and prospects.

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

In addition, as a condition to membership in the Federal Home Loan Bank of Seattle (“FHLB”), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At March 31, 2013, we had stock in the FHLB totaling $10,718. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. As of March 31, 2013, we did not recognize an impairment charge related to our FHLB stock holdings. Future negative changes to the financial condition of the FHLB could require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our reported earnings.

At March 31, 2013, we had $22,945 of goodwill on our balance sheet. In accordance with GAAP, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of qualitative and quantitative factors, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant entity-specific events. At December 31, 2012, we did not recognize an impairment charge related to our goodwill. Future evaluations of goodwill may result in findings of impairment and write downs, which could be material.

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

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take numerous protective measures to maintain the confidentiality, integrity and availability of our and our clients’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-security attacks and other events that could have an adverse security impact. The ability of our customers to bank remotely, including online and through mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches, which would expose us to financial claims by customers or others and which could adversely affect our reputation.

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

Although we have not experienced a cyber-security incident, if one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our clients’ or other third-parties’ operations, which could result in damage to our reputation, substantial costs, regulatory penalties and/or client dissatisfaction or loss. Even if cyber-attacks and similar tactics are not directed specifically at Pacific Continental Bank, such attacks on large financial institutions could disrupt the overall functioning of the financial system and undermine consumer confidence in banks generally, to the detriment of other financial institutions, including the Bank. Potential costs of a cyber-security incident may include, but would not be limited to, remediation costs, increased protection costs, lost revenue from the unauthorized use of proprietary information or the loss of current and/or future customers, and litigation.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3 Defaults Upon Senior Securities

None

ITEM 4 Mine Safety Disclosures

Not applicable

ITEM 5 Other Information

None

ITEM 6 Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of the Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of the Registrant

32*	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350

101**	The following financial information from Pacific Continental Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
**	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION
(Registrant)

Dated May 7, 2013	/s/ Hal Brown
Hal Brown
Chief Executive Officer
(Duly Authorized Officer; Principal Executive Officer)

Dated May 7, 2013	/s/ Michael A. Reynolds
Michael A. Reynolds
Executive Vice President and Chief Financial Officer (Duly Authorized Officer; Principal Financial Officer)