Form 10-Q
period 2013-06-30
PACIFIC CONTINENTAL CORP
filed 2013-08-08
CIK 1084717

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2013.

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

The number of shares of common stock of the registrant as of August 1, 2013 was 17,888,207

PACIFIC CONTINENTAL CORPORATION

FORM 10-Q

QUARTERLY REPORT

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

Pacific Continental Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2013	December 31, 2012	June 30, 2012
ASSETS
Cash and due from banks	$24,193	$28,607	$19,768
Interest-bearing deposits with banks	69	94	60

Total cash and cash equivalents	24,262	28,701	19,828

Securities available-for-sale	357,394	389,885	387,378
Loans, less allowance for loan losses and net deferred fees	943,255	854,071	809,870
Interest receivable	5,101	4,520	4,761
Federal Home Loan Bank stock	10,620	10,462	10,652
Property and equipment, net of accumulated depreciation	19,310	19,238	19,760
Goodwill and intangible assets	23,740	22,031	22,123
Deferred tax asset	9,845	6,230	6,323
Taxes receivable	130	—	1,671
Other real estate owned	17,823	17,972	6,966
Prepaid FDIC assessment	—	1,746	2,265
Bank-owned life insurance	15,877	15,621	15,313
Other assets	3,717	3,010	3,174

Total assets	$1,431,074	$1,373,487	$1,310,084

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$341,218	$329,825	$288,061
Savings and interest-bearing checking	545,749	554,693	504,561
Time $100,000 and over	82,418	73,610	76,679
Other time	101,243	88,026	80,649

Total deposits	1,070,628	1,046,154	949,950

Federal funds and overnight funds purchased	7,660	11,570	8,580
Federal Home Loan Bank borrowings	162,000	118,000	158,000
Junior subordinated debentures	8,248	8,248	8,248
Accrued interest and other payables	3,609	6,134	4,717

Total liabilities	1,252,145	1,190,106	1,129,495

Shareholders’ equity
Common stock, shares authorized: 50,000,000; shares issued and outstanding: 17,877,945 at June 30, 2013, 17,835,088 at December 31, 2012, and 18,062,633 at June 30, 2012	133,331	133,017	134,665
Retained earnings	45,349	44,533	41,296
Accumulated other comprehensive income	249	5,831	4,628

	178,929	183,381	180,589

Total liabilities and shareholders’ equity	$1,431,074	$1,373,487	$1,310,084

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest and dividend income
Loans	$13,066	$11,997	$25,765	$24,118
Taxable securities	1,237	1,596	2,674	3,395
Tax-exempt securities	474	397	941	742
Federal funds sold & interest-bearing deposits with banks	2	1	5	2

	14,779	13,991	29,385	28,257

Interest expense
Deposits	900	1,018	1,785	2,157
Federal Home Loan Bank & Federal Reserve borrowings	305	426	613	895
Junior subordinated debentures	55	38	89	78
Federal funds purchased	3	10	7	16

	1,263	1,492	2,494	3,146

Net interest income	13,516	12,499	26,891	25,111

Provision for loan losses	—	600	250	1,900

Net interest income after provision for loan losses	13,516	11,899	26,641	23,211

Noninterest income
Service charges on deposit accounts	489	457	949	897
Other fee income, principally bankcard	412	410	784	797
Mortgage banking income	—	—	—	72
Bank-owned life insurance income	130	148	256	275
Net loss on sale of investment securities	—	—	(8)	—
Impairment losses on investment securities (OTTI)	—	—	(16)	—
Other noninterest income	504	478	850	904

	1,535	1,493	2,815	2,945

Noninterest expense
Salaries and employee benefits	5,324	5,088	10,803	10,002
Premises and equipment	937	852	1,827	1,715
Data processing	672	512	1,295	1,005
Legal and professional services	581	397	1,039	943
Business development	528	347	1,024	770
FDIC insurance assessment	221	290	443	529
Bankcard processing	141	152	268	293
Other real estate expense	153	238	577	616
Merger related expense	—	—	1,246	—
Other noninterest expense	951	889	1,756	1,611

	9,508	8,765	20,278	17,484

Income before provision for income taxes	5,543	4,627	9,178	8,672
Provision for income taxes	1,819	1,510	3,004	2,840

Net income	$3,724	$3,117	$6,174	$5,832

Earnings per share
Basic	$0.21	$0.17	$0.35	$0.32

Diluted	$0.21	$0.17	$0.34	$0.32

Weighted average shares outstanding
Basic	17,872,378	18,147,729	17,854,094	18,262,658
Common stock equivalents attributable to stock-based awards	187,703	208,345	187,689	206,513

Diluted	18,060,081	18,356,074	18,041,783	18,469,171

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$3,724	$3,117	$6,174	$5,832

Other comprehensive income (loss):
Available-for-sale securities:
Unrealized (loss) gain arising during the quarter	(8,198)	413	(9,418)	1,741
Reclassification adjustment for losses realized in net income	—	—	24	—
Income tax benefit (expense)	3,140	(158)	3,598	(667)
Derivative agreements - cash flow hedge
Unrealized gain arising during the quarter	351	—	351	—
Income tax expense	(137)	—	(137)	—

Total other comprehensive (loss) income, net of tax	(4,844)	255	(5,582)	1,074

Total comprehensive income (loss)	$(1,120)	$3,372	$592	$6,906

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2011	18,435,084	$137,844	$37,468	$3,554	$178,866

Net income	—	—	12,653	—	12,653
Other comprehensive income, net of tax	—	—	—	2,277	2,277

Comprehensive income	—	—	—	—	14,930

Stock issuance	7,987	70	—	—	70
Stock options exercised and related tax benefit	10,666	78	—	—	78
Stock options exercised	18,333	130	—	—	130
Shares exchanged in payment of option exercise consideration	(14,166)	(129)	—	—	(129)
Stock repurchased	(641,637)	(5,676)	—	—	(5,676)
Share based compensation net of vested RSUs surrendered to cover tax consequences	18,821	700	—	—	700
Cash dividends	—	—	(5,588)	—	(5,588)

Balance, December 31, 2012	17,835,088	$133,017	$44,533	$5,831	$183,381

Net income	—	—	6,174	—	6,174
Other comprehensive loss, net of tax	—	—	—	(5,582)	(5,582)

Comprehensive income	—	—	—	—	592

Stock issuance	10,179	110	—	—	110
Share based compensation net of vested RSUs surrendered to cover tax consequences	42,678	204	—	—	204
Cash dividends	—	—	(5,358)	—	(5,358)

Balance, June 30, 2013	17,887,945	$133,331	$45,349	$249	$178,929

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$6,174	$5,832
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, net of accretion	4,890	4,503
Valuation adjustment on foreclosed assets	328	694
Provision for loan losses	250	1,900
Deferred income taxes	404	999
BOLI income	(256)	(275)
Share-based compensation	598	439
Other than temporary impairment on investment securities	16	—
Loss on sale of investment securities	8	—
Loss on sale of foreclosed assets	—	(116)
Excess tax benefit of stock options exercised	—	(11)
Production of mortgage loans held-for-sale	—	(2,259)
Proceeds from the sale of mortgage loans held-for-sale	—	3,317
Change in:
Interest receivable	(331)	(36)
Deferred loan fees	34	65
Accrued interest payable and other liabilities	(2,562)	(3)
Income taxes receivable	1,415	—
Other assets	(429)	(683)

Net cash provided by operating activities	10,539	14,366

Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale investment securities	59,905	44,338
Purchase of available-for-sale investment securities	(40,852)	(87,100)
Net loan principal collections	(26,619)	(6,815)
Net purchase of property and equipment	(740)	(307)
Proceeds on sale of foreclosed assets	311	3,647
Purchase of energy tax credits	—	(14)
Redemption of FHLB stock	196	—
Cash consideration paid, net of cash acquired in merger	(2,891)	—

Net cash used by investing activities	(10,690)	(46,251)

Cash flows from financing activities:
Change in deposits	(38,736)	(15,304)
Change in federal funds purchased and FHLB short-term borrowings	4,173,835	64,780
FHLB advances repayment	(4,133,745)	(12,000)
Proceeds from stock options exercised	—	68
Income tax benefit from stock options exercised	—	11
Dividends paid	(5,358)	(2,004)
Repurchase of common stock	—	(3,588)
Vested RSUs surrendered by employee to cover tax consequence	(284)	(109)

Net cash provided (used) by financing activities	(4,288)	31,854

Net decrease in cash and cash equivalents	(4,439)	(31)
Cash and cash equivalents, beginning of period	28,701	19,859

Cash and cash equivalents, end of period	$24,262	$19,828

Supplemental information:
Noncash investing and financing activities:
Transfers of loans to foreclosed assets	$490	$191
Change in fair value of securities, net of deferred income taxes	$(5,582)	$1,074
Cash paid during the period for:
Income taxes	$3,960	$1,620
Interest	$2,434	$3,082

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

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair values of securities available-for-sale at June 30, 2013, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Securities in Continuous Unrealized Loss Position For Less Than 12 Months	Securities in Continuous Unrealized Loss Position For 12 Months or Longer

Unrealized Loss Positions
Obligations of U.S. government agencies	$9,617	$—	$(149)	$9,468	$9,468	$—
Obligations of states and political subdivisions	37,091	—	(2,267)	34,824	34,824	—
Private-label mortgage-backed securities	3,805	—	(244)	3,561	1,884	1,677
Mortgage-backed securities	124,061	—	(2,248)	121,813	108,707	13,106

	174,574	—	(4,908)	169,666	154,883	14,783

Unrealized Gain Positions
Obligations of U.S. government agencies	10,535	346	—	10,881
Obligations of states and political subdivisions	41,665	1,576	—	43,241
Private-label mortgage-backed securities	3,443	133	—	3,576
Mortgage-backed securities	127,120	2,910	—	130,030

	182,763	4,965	—	187,728

	$357,337	$4,965	$(4,908)	$357,394

At June 30, 2013, of the 449 investment securities held, there were 194 in unrealized loss positions. The unrealized loss associated with the investments of $14,783 in a continuous unrealized loss position for twelve months or longer was $422, of which $231 was related to private-label mortgage-backed securities, and $191 was related to mortgage-backed securities. The Company has no current intent, nor is it more likely than not that it will be required, to sell these securities before the recovery of carrying value.

At June 30, 2013, unrealized losses existed on certain securities classified as obligations of U.S. government agencies, obligations of state and political subdivisions, private-label mortgage-backed securities and mortgage-backed securities, and. The unrealized losses on agency mortgage-backed securities and securities that are obligations of U.S. government agencies were deemed to be temporary, as these securities retain strong credit ratings, continue to perform adequately, and are backed by various government-sponsored enterprises (“GSEs”). These decreases in fair value are associated with the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and are not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities has resulted from current economic conditions. Although yields on these securities may be below market rates during the period, no loss of principal is expected.

During the second quarter 2013, management reviewed all of its private-label mortgage-backed securities for the presence of other-than-temporary impairment (“OTTI”) and determined no additional OTTI was required. Management’s evaluation included the use of independently generated third-party credit surveillance reports that analyze the loans underlying each security. These reports include estimates of default rates and severities, life collateral loss rates, and static voluntary prepayment assumptions to generate estimated cash flows at the individual security level. Additionally, management considered factors such as downgraded credit ratings, severity and duration of the impairments, the stability of the issuers, and any discounts paid when the securities were purchased. Management has considered all available information related to the collectability of the impaired investment securities and believes that the estimated credit loss is appropriate.

Following is a tabular roll-forward of the amount of credit-related OTTI recognized in earnings during the three and six months ended June 30, 2013, and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Balance, beginning of period:	$220	$204	$204	$204
Additions:
Initial OTTI credit loss	—	—	16	—

Balance, end of period:	$220	$204	$220	$204

At June 30, 2013, seven of the Company’s private-label mortgage-backed securities with an amortized cost of $2,858 were classified as substandard as their underlying credit was considered impaired. Securities with an amortized cost of $3,281 and $3,388 were classified as substandard at December 31, 2012, and June 30, 2012, respectively.

At June 30, 2013, the projected average life of the securities portfolio was 4.5 years.

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2012, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Securities in Continuous Unrealized Loss Position For Less Than 12 Months	Securities in Continuous Unrealized Loss Position For 12 Months or Longer

Unrealized Loss Positions
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	12,540	—	(137)	12,403	12,403	—
Private-label mortgage-backed securities	3,130	—	(435)	2,695	—	2,695
Mortgage-backed securities	95,803	—	(850)	94,953	77,797	17,156

	111,473	—	(1,422)	110,051	90,200	19,851

Unrealized Gain Positions
Obligations of U.S. government agencies	17,175	669	—	17,844
Obligations of states and political subdivisions	64,845	4,253	—	69,098
Private-label mortgage-backed securities	5,704	201	—	5,905
Mortgage-backed securities	181,257	5,730	—	186,987

	268,981	10,853	—	279,834

	$380,454	$10,853	$(1,422)	$389,885

At December 31, 2012, of the 450 investment securities held, there were 20 in unrealized loss positions. The unrealized loss associated with the investments of $19,851 in a continuous unrealized loss position for twelve months or longer was $604, of which $435 was related to private-label mortgage backed securities, and $169 was related to mortgage-backed securities.

The amortized cost and estimated fair values of securities available-for-sale at June 30, 2012, were as follows:

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

At June 30, 2012, of the 443 investment securities held, there were 115 in unrealized loss positions, of which 18 had been in a continuous loss position for twelve months or longer. The unrealized loss associated with the investments of $14,858 in a continuous unrealized loss position for twelve months or longer was $697.

The amortized cost and estimated fair value of securities at June 30, 2013, December 31, 2012, and June 30, 2012, by maturity are shown below. Obligations of U.S. government agencies and states and political subdivisions are shown by contractual maturity. Mortgage-backed securities are shown by projected average life.

	June 30, 2013		December 31, 2012		June 30, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$35,728	$35,883	$55,559	$55,690	$40,160	$40,208
Due after one year through 5 years	162,947	164,240	182,156	185,857	198,987	202,353
Due after 5 years through 10 years	153,345	152,465	138,243	143,698	135,127	139,197
Due after 10 years	5,317	4,806	4,496	4,640	5,603	5,620

	$357,337	$357,394	$380,454	$389,885	$379,877	$387,378

Municipal securities with a book value of $1,851 were sold during the first quarter of 2013. These securities were sold at a loss of $8. There were no investment securities sold during the second quarter of 2013 or during 2012.

At June 30, 2013, securities with an aggregate amortized cost of $24,917 (estimated aggregate market value of $24,464) were pledged to secure certain public deposits as required by law. At June 30, 2013, securities with an aggregate amortized cost of $2,501 (estimated aggregate market value of $2,612) were pledged for repurchase accounts. At June 30, 2013, there were no balances outstanding on any repurchase agreements.

NOTE 3 – LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY INDICATORS

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

Major classifications of period-end loans, including loans held-for-sale, are as follows:

	June 30, 2013	% of gross loans	December 31, 2012	% of gross loans	June 30, 2012	% of gross loans
Real estate secured loans:
Permanent Loans:
Multi-family residential	$45,142	4.70%	$45,212	5.19%	$46,539	5.63%
Residential 1-4 family	51,312	5.34%	51,437	5.90%	58,071	7.02%
Owner-occupied commercial	238,332	24.82%	219,276	25.17%	220,814	26.71%
Nonowner-occupied commercial	172,159	17.93%	145,315	16.68%	136,612	16.52%

Total permanent real estate loans	506,945	52.79%	461,240	52.94%	462,036	55.88%
Construction Loans:
Multi-family residential	23,925	2.49%	17,022	1.95%	7,503	0.91%
Residential 1-4 family	26,277	2.74%	20,390	2.34%	17,158	2.08%
Commercial real estate	20,317	2.12%	23,235	2.67%	13,095	1.58%
Commercial bare land and acquisition & development	10,664	1.11%	10,668	1.22%	18,522	2.24%
Residential bare land and acquisition & development	8,087	0.84%	8,405	0.96%	9,634	1.17%

Total construction real estate loans	89,270	9.30%	79,720	9.14%	65,912	7.98%

Total real estate loans	596,215	62.09%	540,960	62.08%	527,948	63.86%
Commercial loans	359,397	37.41%	325,604	37.38%	293,282	35.50%
Consumer loans	3,922	0.41%	3,581	0.41%	4,095	0.50%
Other loans	899	0.09%	1,112	0.13%	1,463	0.20%

Gross loans	960,433	100.00%	871,257	100.00%	826,788	100.00%
Deferred loan origination fees	(875)		(841)		(743)

	959,558		870,416		826,045
Allowance for loan losses	(16,303)		(16,345)		(16,175)

Total loans, net of allowance for loan losses and net deferred fees	$943,255		$854,071		$809,870

At June 30, 2013, outstanding loans to dental professionals totaled $290,543 and represented 30.25% of total outstanding loans compared to dental professional loans of $270,782 or 31.08% of total outstanding loans at December 31, 2012, and $233,017 or 28.18% of total outstanding loans at June 30, 2012. There are no other industry concentrations in excess of 10.00% of the total loan portfolio. However, as of June 30, 2013, approximately 62.09% of the Company’s loan portfolio was collateralized by real estate and is, therefore, susceptible to changes in real estate market conditions.

Acquired Loans

On February 1, 2013, the Bank acquired all of the assets and liabilities of Century Bank of Eugene, Oregon. The transaction has been accounted for under the acquisition method of accounting for cash consideration of $13,398, which included the consideration paid for all common shares and outstanding warrants and options. The assets and liabilities were recorded at their estimated fair values as of the acquisition date. The fair value estimates are considered provisional and are subject to change for up to one year after the closing date of the acquisition.

Acquired loans presented below at June 30, 2013 and the acquisition date:

	June 30, 2013	February 1, 2013
Contractually required principal payments	$55,146	$65,532
Purchase adjustment for credit and interest rate	(1,611)	(2,193)

Balance of acquired loans	$53,535	$63,339

The acquisition of Century Bank is not considered significant to the Company’s financial statements, therefore pro forma financial information is not presented.

Allowance for loan losses

A summary of activity in the allowance for loan losses for the three and six months ended June 30, 2013, and 2012 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance, beginning of period	$16,312	$15,829	$16,345	$14,941
Provision charged to income	—	600	250	1,900
Loans charged against allowance	(230)	(1,147)	(828)	(1,669)
Recoveries credited to allowance	221	893	536	1,003

Balance, end of period	$16,303	$16,175	$16,303	$16,175

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

The Company performs regular credit reviews of the loan portfolio to determine the credit quality and adherence to underwriting standards. When loans are originated, they are assigned a risk rating that is reassessed periodically during the term of the loan through the credit review process and on an ongoing basis by management. The Company’s internal risk rating methodology assigns risk ratings ranging from one to ten, where a higher rating represents higher risk. The ten-point risk rating categories are a primary factor in determining an appropriate amount for the allowance for loan losses.

Estimated credit losses reflect consideration of all significant factors that affect the collectability of the loan portfolio. The historical loss rate for each group of loans with similar risk characteristics is determined based on the Company’s own loss experience in that group. Historical loss experience and recent trends in losses provide a reasonable starting point for analysis, however they do not by themselves form a sufficient basis to determine the appropriate level for the allowance for loan losses. Qualitative or environmental factors that are likely to cause estimated credit losses to differ from historical losses are also considered, including but not limited to:

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

During second quarter 2013, after several months of evaluation, the Company changed to full migration analysis from the method of probability of default and loss given default, to determine the appropriate amount of general reserves. The Company believes the change provides a more granular analysis accounting for changes in the composition of the portfolio and credit quality deterioration. This method of analysis involves tracking the loss experience on a rolling population of loans over a period of several quarters and the collection and analysis of historical data to determine what rate of loss the Bank has incurred on similarly criticized loans and how the current portfolio could migrate to loss. The change in methodology did not have a material impact on the allowance for loan losses calculation.

A summary of the activity in the allowance for loan losses by major loan classification follows:

	For the three months ended June 30, 2013
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total

Beginning balance	$4,120	$9,048	$2,093	$70	$981	$16,312
Charge-offs	(22)	(191)	—	(17)	—	(230)
Recoveries	138	74	7	2	—	221
Provision	524	269	(543)	10	(260)	—

Ending balance	$4,760	$9,200	$1,557	$65	$721	$16,303

	For the six months ended June 30, 2013
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total

Beginning balance	$3,846	$9,456	$1,987	$70	$986	$16,345
Charge-offs	(613)	(197)	—	(18)	—	(828)
Recoveries	239	277	16	4	—	536
Provision	1,288	(336)	(446)	9	(265)	250

Ending balance	$4,760	$9,200	$1,557	$65	$721	$16,303

	Balances as of June 30, 2013
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$4,733	$9,195	$1,557	$65	$721	$16,271
Ending allowance: individually evaluated for impairment	27	5	—	—	—	32

Total ending allowance	$4,760	$9,200	$1,557	$65	$721	$16,303

Ending loan balance: collectively evaluated for impairment	$356,441	$500,664	$88,694	$3,922	$—	949,721
Ending loan balance: individually evaluated for impairment	3,855	6,281	576	—	—	10,712

Total ending loan balance	$360,296	$506,945	$89,270	$3,922	$—	$960,433

	Balances as of December 31, 2012
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$3,844	$9,456	$1,987	$70	$986	$16,343
Ending allowance: individually evaluated for impairment	2	—	—	—	—	2

Total ending allowance	$3,846	$9,456	$1,987	$70	$986	$16,345

Ending loan balance: collectively evaluated for impairment	$322,677	$455,206	$79,619	$3,581	$—	$861,083
Ending loan balance: individually evaluated for impairment	4,039	6,034	101	—	—	10,174

Total ending loan balance	$326,716	$461,240	$79,720	$3,581	$—	$871,257

	Balances as of June 30, 2012
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$3,512	$8,878	$2,309	$84	$1,318	$16,101
Ending allowance: individually evaluated for impairment	26	48	—	—	—	74

Total ending allowance	$3,538	$8,926	$2,309	$84	$1,318	$16,175

Ending loan balance: collectively evaluated for impairment	$290,636	$454,375	$52,729	$4,095	$—	801,835
Ending loan balance: individually evaluated for impairment	4,109	7,661	13,183	—	—	24,953

Total ending loan balance	$294,745	$462,036	$65,912	$4,095	$—	$826,788

Management believes that the allowance for loan losses was adequate as of June 30, 2013. However, future loan losses may exceed the levels provided for in the allowance for loan losses and could possibly result in additional charges to the provision for loan losses.

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

The following tables present the Company’s loan portfolio information by loan type and credit grade at June 30, 2013, December 31, 2012, and June 30, 2012:

Credit Quality Indicators

As of June 30, 2013

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Real estate loans
Multi-family residential	$43,827	$—	$1,315	$—	$45,142
Residential 1-4 family	41,817	—	9,495	—	51,312
Owner-occupied commercial	227,870	—	10,462	—	238,332
Nonowner-occupied commercial	166,940	—	5,219	—	172,159

Total real estate loans	480,454	—	26,491	—	506,945

Construction
Multi-family residential	23,925	—	—	—	23,925
Residential 1-4 family	26,171	—	106	—	26,277
Commercial real estate	18,741	—	1,576	—	20,317
Commercial bare land and acquisition & development	10,472	—	192	—	10,664
Residential bare land and acquisition & development	4,780	—	3,307	—	8,087

Total construction loans	84,089	—	5,181	—	89,270

Commercial and other	349,598	—	10,698	—	360,296

Consumer	3,888	—	34	—	3,922

Totals	$918,029	$—	$42,404	$—	$960,433

Credit Quality Indicators

As of December 31, 2012

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Real estate loans
Multi-family residential	$43,883	$—	$1,329	$—	$45,212
Residential 1-4 family	43,458	—	7,979	—	51,437
Owner-occupied commercial	208,713	—	10,563	—	219,276
Nonowner-occupied commercial	141,762	—	3,553	—	145,315

Total real estate loans	437,816	—	23,424	—	461,240

Construction
Multi-family residential	17,022	—	—	—	17,022
Residential 1-4 family	20,278	—	112	—	20,390
Commercial real estate	21,646	—	1,589	—	23,235
Commercial bare land and acquisition & development	10,668	—	—	—	10,668
Residential bare land and acquisition & development	5,449	—	2,956	—	8,405

Total construction loans	75,063	—	4,657	—	79,720

Commercial and other	317,250	—	9,466	—	326,716

Consumer	3,544	—	37	—	3,581

Totals	$833,673	$—	$37,584	$—	$871,257

Credit Quality Indicators

As of June 30, 2012

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Real estate loans
Multi-family residential	$45,202	$—	$1,337	$—	$46,539
Residential 1-4 family	48,311	—	9,760	—	58,071
Owner-occupied commercial	210,834	—	9,980	—	220,814
Nonowner-occupied commercial	133,015	—	3,597	—	136,612

Total real estate loans	437,362	—	24,674	—	462,036

Construction
Multi-family residential	7,503	—	—	—	7,503
Residential 1-4 family	14,343	—	2,815	—	17,158
Commercial real estate	10,551	—	2,544	—	13,095
Commercial bare land and acquisition & development	10,030	—	8,492	—	18,522
Residential bare land and acquisition & development	5,417	—	4,217	—	9,634

Total construction loans	47,844	—	18,068	—	65,912

Commercial and other	284,668	—	10,002	75	294,745

Consumer	4,023	—	72	—	4,095

Totals	$773,897	$—	$52,816	$75	$826,788

At June 30, 2013, December 31, 2012, and June 30, 2012, the Company had $718, $252 and $356, respectively, in contingent liabilities on its classified loans.

Past Due and Nonaccrual Loans

The Company uses the terms “past due” and “delinquent” interchangeably. Amortizing loans are considered past due or delinquent based upon the number of contractually required payments not made. Delinquency status for all contractually matured loans, commercial and commercial real estate loans with non-monthly amortization, and all other extensions of credit is determined based upon the number of calendar months past due.

The following tables present an aged analysis of past due and nonaccrual loans at June 30, 2013, December 31, 2012, and June 30, 2012:

Age Analysis of Loans Receivable

As of June 30, 2013

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$45,142	$45,142
Residential 1-4 family	198	—	—	1,243	1,441	49,871	51,312
Owner-occupied commercial	151	—	—	3,097	3,248	235,084	238,332
Nonowner-occupied commercial	558	—	—	—	558	171,601	172,159

Total real estate loans	907	—	—	4,340	5,247	501,698	506,945

Construction
Multi-family residential	—	—	—	—	—	23,925	23,925
Residential 1-4 family	—	—	—	—	—	26,277	26,277
Commercial real estate	38	—	—	—	38	20,279	20,317
Commercial bare land and acquisition & development	—	—	—	—	—	10,664	10,664
Residential bare land and acquisition & development	—	—	—	101	101	7,986	8,087

Total construction loans	38	—	—	101	139	89,131	89,270

Commercial and other	74	—	—	2,890	2,964	357,332	360,296

Consumer	2	—	—	—	2	3,920	3,922

Total	$1,021	$—	$—	$7,331	$8,352	$952,081	$960,433

Age Analysis of Loans Receivable

As of December 31, 2012

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$45,212	$45,212
Residential 1-4 family	351	318	—	1,140	1,809	49,628	51,437
Owner-occupied commercial	—	—	—	3,805	3,805	215,471	219,276
Nonowner-occupied commercial	1,404	—	—	—	1,404	143,911	145,315

Total real estate loans	1,755	318	—	4,945	7,018	454,222	461,240

Construction
Multi-family residential	—	—	—	—	—	17,022	17,022
Residential 1-4 family	234	—	—	—	234	20,156	20,390
Commercial real estate	—	—	—	—	—	23,235	23,235
Commercial bare land and acquisition & development	—	—	—	—	—	10,668	10,668
Residential bare land and acquisition & development	—	—	—	101	101	8,304	8,405

Total construction loans	234	—	—	101	335	79,385	79,720

Commercial and other	264	—	—	4,315	4,579	322,137	326,716

Consumer	8	—	—	—	8	3,573	3,581

Total	$2,261	$318	$—	$9,361	$11,940	$859,317	$871,257

Age Analysis of Loans Receivable

As of June 30, 2012

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$46,539	$46,539
Residential 1-4 family	557	5,652	—	3,435	9,644	48,427	58,071
Owner-occupied commercial	186	341	—	3,952	4,479	216,335	220,814
Nonowner-occupied commercial	94	—	—	—	94	136,518	136,612

Total real estate loans	837	5,993	—	7,387	14,217	447,819	462,036

Construction
Multi-family residential	—	—	—	—	—	7,503	7,503
Residential 1-4 family	—	—	—	2,637	2,637	14,521	17,158
Commercial real estate	1,611	—	—	933	2,544	10,551	13,095
Commercial bare land and acquisition & development	—	—	—	8,491	8,491	10,031	18,522
Residential bare land and acquisition & development	—	—	—	1,157	1,157	8,477	9,634

Total construction loans	1,611	—	—	13,218	14,829	51,083	65,912

Commercial and other	178	—	—	3,089	3,267	291,478	294,745

Consumer	9	3	—	—	12	4,083	4,095

Total	$2,635	$5,996	$—	$23,694	$32,325	$794,463	$826,788

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

The following tables display an analysis of the Company’s impaired loans at June 30, 2013, December 31, 2012, and June 30, 2012:

Impaired Loan Analysis

As of June 30, 2013

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded

Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	1,534	2,289	—	2,608	—
Owner-occupied commercial	3,520	4,093	—	3,588	13
Nonowner-occupied commercial	909	909	—	721	27

Total real estate loans	5,963	7,291	—	6,917	40

Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial bare land and acquisition & development	192	252	—	202	7
Residential bare land and acquisition & development	384	546	—	531	8

Total construction loans	576	798	—	733	15

Commercial and other	1,971	2,108	—	2,895	18

Consumer	—	—	—	—	—

With an allowance recorded

Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	318	318	5	213	13
Owner-occupied commercial	—	—	—	—	—
Nonowner-occupied commercial	—	—	—	—	—

Total real estate loans	318	318	5	213	13

Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—	—

Total construction loans	—	—	—	—	—

Commercial and other	1,884	6,730	27	649	—

Consumer	—	—	—	—	—

Total

Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	1,852	2,607	5	2,821	13
Owner-occupied commercial	3,520	4,093	—	3,588	13
Nonowner-occupied commercial	909	909	—	721	27

Total real estate loans	6,281	7,609	5	7,130	53

Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial bare land and acquisition & development	192	252	—	202	7
Residential bare land and acquisition & development	384	546	—	531	8

Total construction loans	576	798	—	733	15

Commercial and other	3,855	8,838	27	3,544	18

Consumer	—	—	—	—	—

Total impaired loans	$10,712	$17,245	$32	$11,407	$86

Impaired Loan Analysis

As of December 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded

Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	1,447	2,032	—	3,068	—
Owner-occupied commercial	4,229	5,069	—	4,157	21
Nonowner-occupied commercial	358	358	—	153	11

Total real estate loans	6,034	7,459	—	7,378	32

Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	544	—
Commercial real estate	—	—	—	1,219	—
Commercial bare land and acquisition & development	—	—	—	5,621	—
Residential bare land and acquisition & development	101	173	—	1,024	—

Total construction loans	101	173	—	8,408	—

Commercial and other	3,921	9,417	—	5,056	2

Consumer	—	—	—	—	—

With an allowance recorded

Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	—	—	—	18	—
Owner-occupied commercial	—	—	—	681	—
Nonowner-occupied commercial	—	—	—	12	—

Total real estate loans	—	—	—	711	—

Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—	—

Total construction loans	—	—	—	—	—

Commercial and other	118	129	2	148	—

Consumer	—	—	—	—	—

Total

Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	1,447	2,032	—	3,086	—
Owner-occupied commercial	4,229	5,069	—	4,838	21
Nonowner-occupied commercial	358	358	—	165	11

Total real estate loans	6,034	7,459	—	8,089	32

Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	544	—
Commercial real estate	—	—	—	1,219	—
Commercial bare land and acquisition & development	—	—	—	5,621	—
Residential bare land and acquisition & development	101	173	—	1,024	—

Total construction loans	101	173	—	8,408	—

Commercial and other	4,039	9,546	2	5,204	2

Consumer	—	—	—	—	—

Total impaired loans	$10,174	$17,178	$2	$21,701	$34

Impaired Loan Analysis

As of June 30, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded

Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	3,283	4,593	—	3,969	—
Owner-occupied commercial	4,378	5,283	—	4,126	12
Nonowner-occupied commercial	—	—	—	89	—

Total real estate loans	7,661	9,876	—	8,184	12

Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	2,637	3,058	—	641	—
Commercial real estate	933	1,671	—	2,286	—
Commercial bare land and acquisition & development	8,491	13,682	—	8,380	—
Residential bare land and acquisition & development	1,122	4,056	—	1,620	—

Total construction loans	13,183	22,467	—	12,927	—

Commercial and other	3,647	7,966	—	6,052	19

Consumer	—	—	—	—	—

With an allowance recorded

Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	—	—	—	37	—
Owner-occupied commercial	—	—	—	1,315	—
Nonowner-occupied commercial	—	—	48	—	—

Total real estate loans	—	—	48	1,352	—

Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—	—

Total construction loans	—	—	—	—	—

Commercial and other	462	483	26	76	17

Consumer	—	—	—	—	—

Total

Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	3,283	4,593	—	4,006	—
Owner-occupied commercial	4,378	5,283	—	5,441	12
Nonowner-occupied commercial	—	—	48	89	—

Total real estate loans	7,661	9,876	48	9,536	12

Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	2,637	3,058	—	641	—
Commercial real estate	933	1,671	—	2,286	—
Commercial bare land and acquisition & development	8,491	13,682	—	8,380	—
Residential bare land and acquisition & development	1,122	4,056	—	1,620	—

Total construction loans	13,183	22,467	—	12,927	—

Commercial and other	4,109	8,449	26	6,128	36

Consumer	—	—	—	—	—

Total impaired loans	$24,953	$40,792	$74	$28,591	$48

The impaired balances reported above are not adjusted for government guarantees of $1,172, $681, and $486 at June 30, 2013, December 31, 2012, and June 30, 2012, respectively. The recorded investment in impaired loans, net of government guarantees, totaled $9,540, $9,493 and $24,467 at June 30, 2013, December 31, 2012, and June 30, 2012, respectively. The specific valuation allowance for impaired loans was $32, $2 and $74 at June 30, 2013, December 31, 2012, and June 30, 2012, respectively.

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

The following table displays the Company’s TDRs by class at June 30, 2013, December 31, 2012, and June 30, 2012:

	June 30, 2013		Troubled Debt Restructurings as of December 31, 2012		June 30, 2012
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
Real estate
Multifamily residential	—	$—	—	$—	—	$—
Residential 1-4 family	10	847	8	565	7	2,126
Owner-occupied commercial	5	2,013	5	2,095	3	845
Non owner-occupied commercial	2	696	1	140	1	145

Total real estate loans	17	3,556	14	2,800	11	3,116

Construction
Multifamily residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	5	101	5	101	3	1,014

Total construction loans	5	101	5	101	3	1,014

Commercial and other	10	1,117	8	589	5	923

Consumer	—	—	—	—	—	—

	32	$4,774	27	$3,490	19	$5,053

The recorded investment in TDRs in nonaccrual status totaled $2,081, $2,336, and $5,331 at June 30, 2013, December 31, 2012, and June 30, 2012, respectively. The Company’s policy is that loans placed on nonaccrual will typically remain on nonaccrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain. The Company’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

For the six months ended June 30, 2013, the Company identified five TDRs that are newly considered impaired for which impairment was previously measured under the Company’s general loan loss allowance methodology. At June 30, 2013, the total recorded investment in such receivables was $1,559, and the associated allowance for loan losses was $28.

The types of modifications offered can generally be described in the following categories:

Rate Modification – A modification in which the interest rate is modified.

Term Modification – A modification in which the maturity date, timing of payments, or frequency of payments is changed.

Interest-only Modification – A modification in which the loan is converted to interest only payments for a period of time.

Combination Modification – Any other type of modification, including the use of multiple types of modifications.

The following tables present newly restructured loans that occurred during the six months ended June 30, 2013, and 2012, respectively:

	Troubled Debt Restructurings Identified during the six months ended June 30, 2013
	Rate Modification	Term Modification	Interest-only Modification	Combination Modification
Real estate
Multi-family residential	$—	$—	$—	$—
Residential 1-4 family	318	—	—	—
Owner-occupied commercial	—	—	—	—
Nonowner-occupied commercial	558	—	—	—

Total real estate loans	876	—	—	—

Construction
Multi-family residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—

Commercial and other	—	—	—	683

Consumer	—	—	—	—

	$876	$—	$—	$683

	Troubled Debt Restructurings Identified during the six months ended June 30, 2012
	Rate Modification	Term Modification	Interest-only Modification	Combination Modification
Real estate
Multi-family residential	$—	$—	$—	$—
Residential 1-4 family	—	76	—	—
Owner-occupied commercial	—	—	—	1,322
Nonowner-occupied commercial	—	—	—	—

Total real estate loans	—	76	—	1,322

Construction
Multi-family residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	104	—	—

Total construction loans	—	104	—	—

Commercial and other	—	—	—	—

Consumer	—	—	—	—

	$—	$180	$—	$1,322

Subsequent to a loan being classified as a TDR, a borrower may become unwilling or unable to abide by the terms of the modified agreement. In such cases of default, the Company takes appropriate action to secure additional payments including the use of foreclosure proceedings. The following table presents loans receivable modified as TDRs that subsequently defaulted within the first 12 months of restructure during the period:

	Troubled Debt Restructurings That subsequently defaulted during the six months ended June 30,
	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate
Multi-family residential	—	$—	—	$—
Residential 1-4 family	—	—	1	962
Owner-occupied commercial	—	—	1	419
Nonowner-occupied commercial	—	—	—	—

Total real estate loans	—	—	2	1,381

Construction
Multi-family residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	1	101	—	—

Total construction loans	1	101	—	—

Commercial and other	2	50	2	631

Consumer	—	—	—	—

	3	$151	4	$2,012

At June 30, 2013, December 31, 2012, and June 30, 2012, the Company had no commitments to lend additional funds on loans restructured as TDRs.

NOTE 4 – DENTAL LOAN PORTFOLIO

To assist in understanding the concentrations and risks associated with the Company’s loan portfolio, the following Note has been included to provide additional information relating to the Company’s dental lending portfolio. At June 30, 2013, December 31, 2012, and June 30, 2012, loans to dental professionals totaled $290,543, $270,782, and $233,017, respectively, and represented 30.25%, 31.08% and 28.18% in principal amount of outstanding loans. As of June 30, 2013, December 31, 2012, and June 30, 2012, the dental loans were supported by government guarantees totaling $17,272, $18,834 and $21,212, respectively. This represented 5.94%, 6.96% and 9.10% in principal amount of the outstanding dental loan balances as of such respective dates. The Company defines a “dental loan” as a loan to dental professionals for the purpose of practice expansion, acquisition or other purpose supported by the cash flows of a dental practice.

Loan Classification

Major classifications of dental loans at June 30, 2013, December 31, 2012, and June 30, 2012 were as follows:

	June 30, 2013	December 31, 2012	June 30, 2012
Real estate secured loans:
Owner-occupied commercial	$59,070	$59,327	$51,051
Other dental real estate loans	2,104	3,103	3,129

Total permanent real estate loans	61,174	62,430	54,180

Dental construction loans	4,760	2,093	1,571

Total real estate loans	65,934	64,523	55,751

Commercial loans	224,609	206,259	177,266

Gross loans	$290,543	$270,782	$233,017

Market Area

The Bank’s defined “market area” is within the states of Oregon and Washington west of the Cascade Mountain Range. This area is serviced by branch locations in Eugene, Oregon; Portland, Oregon; and Seattle, Washington. The Company also makes national dental loans throughout the United States. National loan relationships are maintained and serviced by Bank personnel primarily located in Portland. The following table summarizes the Bank’s dental lending by borrower location:

	June 30, 2013	December 31, 2012	June 30, 2012
Local	$188,205	$191,908	$172,442
National	102,338	78,874	60,575

Total	$290,543	$270,782	$233,017

Allowance

The allowance for loan losses identified for the dental loan portfolio is established as an amount that management considers adequate to absorb possible losses on existing loans within the dental portfolio. The allowance related to the dental loan portfolio consists of general and specific components. The general component is based upon all dental loans collectively evaluated for impairment, including qualitative conditions associated with loan type, national location, start-up financing, practice acquisition financing; and specialty practice financing. The specific component is based upon dental loans individually evaluated for impairment.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$3,043	$2,027	$2,683	$1,824
Provision	453	331	1,236	534
Loans charged against allowance	(7)	(4)	(444)	(4)
Recoveries credited to allowance	33	32	47	32

Balance, end of period	$3,522	$2,386	$3,522	$2,386

Credit Quality

Please refer to Note 3 for additional information on the definitions of the credit quality indicators.

The following tables present the Company’s dental loan portfolio by market and credit grade at June 30, 2013, December 31, 2012, and June 30, 2012:

	As of June 30, 2013
	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Local	$182,706	$—	$5,499	$—	$188,205
National	101,423	—	915	—	102,338

Total	$284,129	$—	$6,414	$—	$290,543

	As of December 31, 2012
	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Local	$184,872	$—	$7,036	$—	$191,908
National	78,480	—	394	—	78,874

Total	$263,352	$—	$7,430	$—	$270,782

	As of June 30, 2012
	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Local	$166,484	$—	$5,958	$—	$172,442
National	60,575	—	—	—	60,575

Total	$227,059	$—	$5,958	$—	$233,017

Past Due and Nonaccrual Loans

Please refer to Note 3 for additional information on the definitions of “past due.”

The following tables present an aged analysis of the dental loan portfolio by market, including nonaccrual loans, at June 30, 2013, December 31, 2012, and June 30, 2012:

	As of June 30, 2013
	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

Local	$—	$—	$—	$796	$796	$187,409	$188,205
National	—	—	—	—	—	102,338	102,338

Total	$—	$—	$—	$796	$796	$289,747	$290,543

	As of December 31, 2012
	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

Local	$—	$—	$—	$2,499	$2,499	$189,409	$191,908
National	—	—	—	—	—	78,874	78,874

Total	$—	$—	$—	$2,499	$2,499	$268,283	$270,782

	As of June 30, 2012
	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

Local	$—	$—	$—	$722	$722	$171,720	$172,442
National	—	—	—	—	—	60,575	60,575

Total	$—	$—	$—	$722	$722	$232,295	$233,017

NOTE 5 – FEDERAL FUNDS AND OVERNIGHT FUNDS PURCHASED

At June 30, 2013, the Company had unsecured federal funds borrowing lines with various correspondent banks totaling $129,000. At June 30, 2013, December 31, 2012, and June 30, 2012 there was $7,660, $11,570, and $8,580 outstanding on these lines, respectively.

The Company also has a secured overnight borrowing line available from the Federal Reserve Bank that totaled $93,314, $87,740 and $84,430 at June 30, 2013, December 31, 2012, and June 30, 2012, respectively. The Federal Reserve Bank borrowing line is secured through the pledging of approximately $140,804 of commercial loans under the Company’s Borrower-In-Custody program. At June 30, 2013, December 31, 2012, and June 30, 2012, there were no outstanding borrowings on this line.

NOTE 6 – FEDERAL HOME LOAN BANK BORROWINGS

The Company has a borrowing limit with the FHLB equal to 30.00% of total assets, subject to discounted collateral and stock holdings. At June 30, 2013, the maximum borrowing line was $429,322; however, the FHLB borrowing line was limited by the lower of the amount of FHLB stock held or the discounted value of collateral pledged. At June 30, 2013, the FHLB stock held by the Company supported aggregate borrowings of $236,007. At June 30, 2013, the Company had pledged $439,790 in real estate loans to the FHLB that had a discounted value of $265,048. At June 30, 2013, the borrowing line was limited to the discounted value of FHLB stock; however, the Company does have the ability to access the FHLB’s excess stock pool and borrow up to the amount of the discounted value of the collateral pledged. There was $162,000 borrowed on this line at June 30, 2013.

The maximum FHLB borrowing line at December 31, 2012, was $412,046. At December 31, 2012, the Company had pledged real estate loans and securities to the FHLB with a discounted value of $226,278. There was $118,000 borrowed on this line at December 31, 2012.

The maximum FHLB borrowing line at June 30, 2012, was $393,025. At June 30, 2012, the Company had pledged real estate loans and securities to the FHLB with a discounted collateral value of $222,197. There was $158,000 borrowed on this line at June 30, 2012.

	Current Rates	June 30, 2013	December 31, 2012	June 30, 2012

Cash Management Advance	N/A	$—	$—	$—
2012	N/A	—	—	117,000
2013	0.25% - 0.55%	121,000	77,000	22,000
2014	N/A	—	—	13,500
2015	0.60% - 1.60%	13,500	13,500	3,500
2016	1.84% - 2.36%	22,500	22,500	2,000
2017	2.28%	3,000	3,000	—
Thereafter	3.85%	2,000	2,000	—

		$162,000	$118,000	$158,000

NOTE 7 – STOCK BASED COMPENSATION

The Company’s 2006 Stock Option and Equity Compensation Plan (the “2006 SOEC Plan”) authorizes the award of up to 1,550,000 shares in stock-based awards. The awards granted under this plan are performance-based and are subject to vesting. The Compensation Committee of the Board of Directors may impose any terms or conditions on the vesting of an award that it determines to be appropriate. Awards granted generally vest over four years and have a maximum life of ten years. Awards may be granted at exercise prices of not less than 100.00% of the fair market value of the Company’s common stock at the grant date.

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

There were no liability-based awards granted or exercised during the six months ended June 30, 2013, and 2012.

For the six months ended June 30, 2013, 10,179 restricted shares were granted and issued to directors with no restrictions imposed. Additionally, 145,420 RSUs were granted to employees during the first six months of 2013. The RSUs vest over four years and shares of common stock will be issued as soon as is practicable upon vesting. For the six months ended June 30, 2012, 7,987 restricted shares were granted and issued to directors with no restrictions imposed. Additionally, 164,516 RSUs were granted to employees during the first six months of 2012.

The following table summarizes the shares and the grant-date fair market values of the equity-based awards granted during the six months ended June 30, 2013, and 2012:

	Six months ended June 30,
	2013		2012
	Shares	Fair Market Value	Shares	Fair Market Value
Equity-based awards:
Director restricted stock	10,179	$110	7,987	$70
Employee stock options	—	—	—	—
Employee stock SARs	—	—	—	—
Employee RSUs	145,420	1,366	164,516	1,254

	155,599	$1,476	172,503	$1,324

The following table provides a summary of the Company’s Restricted Stock Unit activity, including the weighted average grant date fair value, for the six months ended June 30, 2013

	For the six months ended June 30, 2013
	Non-Vested Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, beginning of period	251,329	$8.99
Granted	145,420	10.80
Vested shares issued	(42,678)	9.03
Vested shares forfeited for taxes	(26,580)	9.03
Forfeited or expired	(7,494)	9.32

Balance, end of period	319,997	$9.79

The following tables identify the compensation expense recorded and tax benefits received by the Company on its stock-based compensation plans for the three months and six months ended June 30, 2013, and 2012:

	Three months ended
	June 30,
	2013		2012
	Compensation Expense	Tax Benefit	Compensation Expense	Tax Benefit
Equity-based awards:
Director restricted stock	$110	$39	$70	$25
Employee stock options	13	—	30	—
Employee stock SARs	26	10	47	16
Employee RSUs	229	87	143	50
Liability-based awards:
Employee cash SARs	—	—	—	—

	$378	$136	$290	$91

	Six months ended
	June 30,
	2013		2012
	Compensation Expense	Tax Benefit	Compensation Expense	Tax Benefit
Equity-based awards:
Director restricted stock	$110	$39	$70	$25
Employee stock options	43	—	63	—
Employee stock SARs	73	28	98	34
Employee RSUs	372	141	208	73
Liability-based awards:
Employee cash SARs	—	—	—	—

	$598	$208	$439	$132

During the first six months of 2013, no stock options were exercised. The fair value of equity-based awards vested during the three months ended June 30, 2013, and 2012 was $232 and $96, respectively. The fair value of liability-based awards vested during the three months ended June 30, 2013, and 2012 was $29 and $30, respectively.

At June 30, 2013, the Company had estimated unrecognized compensation expense of approximately $40, $79, and $2,598 for unvested stock options, stock-settled SARs, and RSUs, respectively. These amounts are based on forfeiture rates of 20.00% for all stock options and SARs and 13.00% for all RSUs granted to employees. The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested stock options, stock-settled SARs, RSUs and cash-settled SARs is approximately 0.80, 0.80, and 3.15 years, respectively.

NOTE 8 – FAIR VALUE

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2013, December 31, 2012, and June 30, 2012, in accordance with the provisions of FASB ASC 825 “Financial Instruments.” The use of different assumptions and estimation methods could have a significant effect on the reported fair value amounts. Accordingly, the estimates of fair value herein are not necessarily indicative of the amounts that might be realized in a current market exchange.

	June 30, 2013		December 31, 2012		June 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$24,262	$24,262	$28,701	$28,701	$19,828	$19,828
Securities available-for-sale	357,394	357,394	389,885	389,885	387,378	387,378
Loans	959,558	951,468	870,416	871,802	826,045	820,112
Federal Home Loan Bank stock	10,620	10,620	10,462	10,462	10,652	10,652
Accrued interest receivable	5,101	5,101	4,520	4,520	4,761	4,761
Bank-owned life insurance	15,877	15,877	15,621	15,621	15,313	15,313

Financial liabilities:
Deposits	1,070,628	1,070,016	1,046,154	1,046,165	$949,950	$949,981
Federal funds and overnight funds purchased	7,660	7,660	11,570	11,570	8,580	8,580
Federal Home Loan Bank borrowings	162,000	163,087	118,000	119,517	158,000	159,385
Junior subordinated debentures	8,248	2,211	8,248	2,193	8,248	2,182
Accrued interest payable	3,609	3,609	218	218	251	251

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

Federal funds purchased and overnight funds – The carrying amount is a reasonable estimate of fair value because of the short-term nature of these borrowings.

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

The following table presents information about the level in the fair value hierarchy for the Company’s assets and liabilities not measured and carried at fair value as of June 30, 2013:

	Carrying	Fair Value at June 30, 2013
	Amount	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$24,262	$24,262	$—	$—
Loans	959,558	—	—	951,468
Accrued interest receivable	5,101	5,101	—	—
Federal Home Loan Bank stock	10,620	10,620	—	—
Bank-owned life insurance	15,877	15,877	—	—

Financial liabilities:
Deposits	$1,070,628	$—	$1,070,016	$—
Federal funds and overnight funds purchased	7,660	7,660	—	—
Federal Home Loan Bank borrowings	162,000	—	163,087	—
Junior subordinated debentures	8,248	—	—	2,211
Accrued interest payable	3,609	3,609	—	—

The tables below show assets measured at fair value on a recurring basis as of June 30, 2013, December 31, 2012, and June 30, 2012:

June 30, 2013	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities
Obligations of U.S. government agencies	$20,349	$—	$20,349	$—
Obligations of states and political subdivisions	78,065	—	78,065	—
Agency mortgage-backed securities	251,843	—	251,843	—
Private-label mortgage-backed securities	7,137	—	5,548	1,589

Total available-for-sale securities	$357,394	$—	$355,805	$1,589

December 31, 2012	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities
Obligations of U.S. government agencies	$17,844	$—	$17,844	$—
Obligations of states and political subdivisions	81,501	—	81,501	—
Agency mortgage-backed securities	281,940	—	281,940	—
Private-label mortgage-backed securities	8,600	—	6,918	1,682

Total available-for-sale securities	$389,885	$—	$388,203	$1,682

June 30, 2012	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities
Obligations of U.S. government agencies	$17,750	$—	$17,750	$—
Obligations of states and political subdivisions	70,771	—	70,771	—
Agency mortgage-backed securities	289,163	—	289,163	—
Private-label mortgage-backed securities	9,694	—	8,088	1,606

Total available-for-sale securities	$387,378	$—	$385,772	$1,606

No transfers to or from Levels 1 and 2 occurred on assets measured at fair value on a recurring basis during the six months ended June 30, 2013, and 2012, or during the year ended December 31, 2012.

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

The following table provides a reconciliation of assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and six months ended June 30, 2013, and 2012:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Beginning Balance	$1,658	$1,706	$1,682	$1,719
Transfers to Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	(5)	(3)	67	81
Paydowns	(64)	(97)	(160)	(194)
Purchases, issuances, sales and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	—	—

Ending Balance	$1,589	$1,606	$1,589	$1,606

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

The Company utilizes FTN Financial as a third-party pricing service to estimate fair value on all of its available-for-sale securities. The inputs used to value all securities include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data, including market research, market indicators, and industry and economic trends. Additional inputs specific to each asset type are as follows:

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

The Company’s securities portfolio was valued through its independent third-party pricing service using evaluated pricing models and quoted prices based on market data. For further assurance, the Company’s estimate of fair value was compared to an additional independent third-party estimate at December 31, 2012, and the Company obtained key inputs for a sample of securities across sectors and evaluated those inputs for reasonableness. This analysis was performed at the individual security level and no material variances were noted.

There have been no significant changes in the valuation techniques during the periods reported.

The tables below show assets measured at fair value on a nonrecurring basis as of June 30, 2013, December 31, 2012, and June 30, 2012:

June 30, 2013	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Six Months Ended June 30, 2013 Total Loss

Loans measured for impairment (net of government guarantees and specific reserves)	$6,845	$—	$—	$6,845	$32
Other real estate owned	17,823	—	—	17,823	328

	$24,668	$—	$—	$24,668	$360

December 31, 2012	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Twelve Months Ended December 31, 2012 Total Loss

Loans measured for impairment (net of government guarantees and specific reserves)	$5,877	$—	$—	$5,877	$2
Other real estate owned	17,972	—	—	17,972	1,416

	$23,849	$—	$—	$23,849	$1,418

June 30, 2012	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Six Months Ended June 30, 2012 Total Loss

Loans measured for impairment (net of government guarantees and specific reserves)	$23,365	$—	$—	$23,365	$74
Other real estate owned	6,966	—	—	6,966	694

	$30,331	$—	$—	$30,331	$768

No transfers to or from Level 3 assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2013, and 2012, or during the year ended December 31, 2012.

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

NOTE 9 – DERIVATIVE INSTRUMENTS

Derivative instruments are entered into primarily as a risk management tool of the Company to help manage its interest rate risk position. Financial derivatives are recorded at fair value as other assets and other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are recognized currently in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in accumulated other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income. Any ineffective portion of a cash flow hedge is recognized currently in earnings.

During the second quarter of fiscal 2013, the Company entered into an interest rate swap agreement with an $8,000 notional amount to convert its variable-rate Junior Subordinated Debenture debt into a fixed rate for a term of approximately 7 years at a rate of 2.73%. The derivative is designated as a cash flow hedge. The hedge meets the definition of highly effective and the Company expects the hedge to be highly effective throughout the remaining term of the swap. The fair value of the derivative instrument at June 30, 2013, was a $351 unrealized gain, which is recorded in the other asset section of the balance sheet, net of the tax effect. No gain or loss was recognized in earnings for the three months ended June 30, 2013, related to interest rate swaps.

The Company maintains written documentation for the hedge. This documentation identifies the hedging objective and strategy, the hedging instrument, the instrument being hedged, the reasoning behind the assertion that the hedge is highly effective and the methodology for measuring ongoing hedge effectiveness and ineffectiveness. The Company pledged $400 under collateral arrangements as of April 22, 2013, to satisfy collateral requirements associated with the interest rate swap contract.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to leverage assets. Management believes that, as of June 30, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of June 30, 2013, and according to Federal Reserve and FDIC guidelines, the Bank was considered to be well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013:
Total capital (to risk weighted assets)
Bank:	$173,418	16.29%	$85,183	8.00%	$106,478	10.00%
Company:	$176,291	16.56%	$85,178	8.00%	$106,473	10.00%
Tier I capital (to risk weighted assets)
Bank:	$160,069	15.03%	$42,591	4.00%	$63,887	6.00%
Company:	$162,942	15.30%	$42,589	4.00%	$63,884	6.00%
Tier I capital (to leverage assets)
Bank:	$160,069	11.37%	$56,296	4.00%	$70,371	5.00%
Company:	$162,942	11.58%	$56,308	4.00%	$70,385	5.00%

As of December 31, 2012:
Total capital (to risk weighted assets)
Bank:	$173,225	17.90%	$77,426	8.00%	$96,783	10.00%
Company:	$175,671	18.15%	$77,411	8.00%	$96,764	10.00%
Tier I capital (to risk weighted assets)
Bank:	$161,073	16.64%	$38,713	4.00%	$58,070	6.00%
Company:	$163,519	16.90%	$38,706	4.00%	$58,059	6.00%
Tier I capital (to leverage assets)
Bank:	$161,073	12.15%	$53,019	4.00%	$66,273	5.00%
Company:	$163,519	12.33%	$53,030	4.00%	$66,287	5.00%

As of June 30, 2012:
Total capital (to risk weighted assets)
Bank:	$171,759	18.81%	$73,052	8.00%	$91,315	10.00%
Company:	$173,313	18.99%	$73,052	8.00%	$91,315	10.00%
Tier I capital (to risk weighted assets)
Bank:	$160,283	17.55%	$36,526	4.00%	$54,789	6.00%
Company:	$161,837	17.73%	$36,526	4.00%	$54,789	6.00%
Tier I capital (to leverage assets)
Bank:	$160,283	12.64%	$50,737	4.00%	$63,421	5.00%
Company:	$161,837	12.70%	$50,737	4.00%	$63,421	5.00%

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

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding projected results for third quarter 2013 and full year 2013, the expected interest rate environment and its impact on our business, loan yields, net interest margin, expectations regarding nonperforming assets, expected cash flows from the securities portfolio, expectations regarding the Company’s securities portfolio and the sale of securities, their value and yields, capital levels and dividends, the outcome of legal proceedings, the 2013 provision for loan losses, management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this report, and our other reports filed with the SEC:

•

Local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets.

•	The local housing or real estate market could decline.

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

•

Changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters, may impact the results of our operations.

•

The costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews, may adversely impact our ability to increase market share and control expenses, or may result in substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition.

•	Our success at managing the risks involved in the foregoing items will have a significant impact on our results of operations and future prospects.

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in Part I, Item 1A “Risk Factors” in the Company’s 2012 Form 10-K and Part II, Item 1A, “Risk Factors” in this report and the other risks described in this report and include risks and uncertainties described or referred to in Part I, Item 1 “Business” under the captions “Competition” and “Supervision and Regulation” of the Company’s 2012 Form 10-K and Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Please take into account that forward-looking statements speak only as of the date of this report or documents incorporated by reference. The Company does not undertake any obligation to publicly correct or update any forward-looking statement whether as a result of new information, future events or otherwise.

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

Goodwill and Intangible Assets

At June 30, 2013, the Company had $23,740 in goodwill and other intangible assets. In accordance with financial accounting standards, assets with indefinite lives are no longer amortized, but instead are periodically tested for impairment. Management performs an impairment analysis of its goodwill and intangible assets with indefinite lives at least annually and has determined that there was no impairment as of December 31, 2012.

Share-based Compensation

Consistent with the provisions of FASB ASC 718, Stock Compensation, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation, we recognize expense for the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. Management assumptions utilized at the time of grant impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately, the expense that will be recognized over the life of the option. Additional information is included in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of the Company’s 2012 Form 10-K.

Fair Value Measurements

Generally accepted accounting principles define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820, “Fair Value Measurements,” establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources while unobservable inputs reflect our estimates about market data. In general, fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities traded in active markets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Additional information regarding the Company’s fair value measurements can be found in Note 8 of the Notes to Consolidated Financial Statements in Item 1 of this report.

Recent Accounting Pronouncements

In January 2013, the FASB issued Accounting Standards Update No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU No. 2013-01 clarifies that ASU No. 2011-11 applies only to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in ASU No. 2011-11. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The adoption of ASU No. 2013-01 did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of ASU No. 2013-02 did not have a material impact on the Company’s consolidated financial statements.

HIGHLIGHTS FOR SECOND QUARTER 2013

	For the three months ended June 30,			For the six months ended June 30,
	2013	2012	% Change	2013	2012	% Change

Net income	$3,724	$3,117	19.47%	$6,174	$5,832	5.86%
Operating revenue(1)	$15,051	$13,992	7.57%	$29,707	$28,056	5.88%

Earnings per share
Basic	$0.21	$0.17	23.53%	$0.35	$0.32	9.37%
Diluted	$0.21	$0.17	23.53%	$0.34	$0.32	6.25%

Assets, period-end	$1,431,074	$1,310,084	9.24%
Gross loans, period-end	$960,433	$826,788	16.16%
Core deposits, period end(2)	$958,741	$851,781	12.56%
Deposits, period-end	$1,070,628	$949,950	12.70%

Return on average assets(3)	1.04%	0.97%		0.87%	0.91%
Return on average equity(3)	8.19%	6.94%		6.81%	6.51%
Return on average tangible equity(3)(4)	9.42%	7.92%		7.82%	7.42%

(1)	Operating revenue is defined as net interest income plus noninterest income.
(2)	Defined by the Company as demand, interest checking, money market, savings, and local nonpublic time deposits, including local nonpublic time deposits in excess of $100.
(3)	Amounts annualized.
(4)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.

The Company earned $3,724 in second quarter 2013, compared to $3,117 in second quarter 2012. The improvement in net income was primarily due to an increase in operating revenue of $1,059 or 7.57% and a lower provision for loan losses. The increase in operating revenue was primarily centered in net interest income, which accounted for $1,017 of the total improvement in operating revenue. Improvement in net interest income was primarily due to increased volumes of earnings assets, primarily loans, due both to organic growth and the acquisition of Century Bank, which closed on February 1, 2013. The lower provision for loan losses was due to overall improvement in the credit quality of the loan portfolio, reductions in classified and nonperforming assets, and lower net charge offs during second quarter 2013 when compared to the same quarter last year.

During second quarter 2013, the Company continued to experience organic growth in outstanding loans. Outstanding loans at June 30, 2013, were $960,433 up $9,605 over the prior quarter end. Outstanding loans at June 30, 2013, were up $89,176 over December 31, 2012. Excluding loans acquired in the Century Bank transaction, organic loan growth during the first six months of 2013 was approximately $35,600 and represented an annualized growth rate of 8.20%. Outstanding core deposits at June 30, 2013, were $958,741, and relatively unchanged from first quarter 2013.

Year-to-date June 30, 2013, net income was $6,174, up $342 or 5.86% over the same period last year. Current year income was negatively impacted by $1,246 of merger expenses related to the Century Bank acquisition, which were booked during the first quarter 2013. Excluding the merger related expenses, net income was $7,009, up $1,117 or 20.18% over the same period last year due to increased operating revenues and a lower provision for loan losses.

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

	June 30, 2013	December 31, 2012	June 30, 2012
Total shareholders’ equity	$178,929	$183,381	$180,589
Subtract:
Goodwill	(22,945)	(22,031)	(22,031)
Core deposit intangible assets	(795)	—	(92)

Tangible shareholders’ equity (non-GAAP)	$155,189	$161,350	$158,466

Book value per share	$10.00	$10.28	$10.00
Tangible book value per share (non-GAAP)	$8.68	$9.05	$8.77

Year-to-date return on average equity	6.81%	6.97%	6.51%
Year-to-date return on average tangible equity (non-GAAP)	7.82%	7.94%	7.42%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although we believe these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the primary source of the Company’s revenue. Net interest income is the difference between interest income derived from earning assets (principally loans) and interest expense associated with interest-bearing liabilities (principally deposits). The volume and mix of earning assets and funding sources, market rates of interest, demand for loans, and the availability of deposits affect net interest income.

The net interest margin for the second quarter 2013 was 4.20%, down 9 basis points from the first quarter 2013 net interest margin of 4.29%, and down 11 basis points from the 4.31% reported for second quarter 2012. The decrease in the linked-quarter margin was primarily attributable to a 10 basis point decline in the yield on earning assets, while the Company’s cost of funds was unchanged. The decline in earning asset yields was centered in the loan portfolio, where the yields declined 14 basis points in second quarter 2013 when compared to first quarter 2013. The decline in loan yields was the result of the continued low interest rate environment and competitive pricing on new loan production. During the second quarter 2013, the Company recognized accretion of $336 on loans acquired in the Century Bank transaction, which added 11 basis points to the current quarter net interest margin. That compares to accretion of $231 recognized in first quarter 2013 that added 7 basis points to the net interest margin.

The Company’s cost of interest-bearing core deposits and wholesale funding remained virtually unchanged in second quarter 2013 at 0.55% when compared to first quarter 2013 at 0.54%. The cost of interest-bearing core deposits was down 1 basis point on a linked-quarter basis. However, the cost of wholesale funding increased 2 basis points in second quarter 2013 when compared to the prior quarter. The increase in the cost of wholesale funding was centered in non-core time deposits and trust preferred. During the second quarter 2013, the Company continued to opportunistically issue long-term callable brokered time deposits with five and ten-year maturities in order to partially mitigate its liability sensitive position. In addition, on April 22, 2013, the Company executed an interest rate swap on $8,000 of its trust preferred securities, swapping a variable rate priced at

LIBOR plus 135 basis points or approximately 1.67% for a fixed rate of 2.73% for seven years. This strategy also helped mitigate the Company’s liability position, but increased the cost of trust preferred securities to 2.67% in second quarter 2013, compared to 1.67% in first quarter 2013. With the increase in market interest rates that occurred during the last 45 days of the second quarter 2013, the trust preferred swap had an increase of $351 in its fair value during the current quarter.

The prolonged historically low interest rate environment and highly competitive pricing on new and existing loans is expected to continue to erode loan yields over time. The accretion of interest income on loans acquired in the Century Bank transaction will mitigate some of the erosion in loan yields. In addition, the recent increase in long-term market interest rates and steepening of the yield curve may also mitigate erosion of loan yields, but pricing on new loans remains highly competitive. Earning asset yields may also benefit from the recent increase in market interest rates due to anticipated higher yields on the mortgage-back section of the Company’s securities portfolio. The increase in market interest rates is expected to slow down refinancing and prepayment speeds on mortgage-backed securities, which in turn will slow the amortization of premiums paid on securities, thus increasing the yield on this element of the portfolio. Overall, the Company expects some stabilization in the net interest margin over the remainder of 2013.

The following table presents condensed balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates on interest-bearing liabilities, for the quarter ended June 30, 2013, compared to the quarter ended June 30, 2012:

Table I

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$294	$2	2.73%	$121	$1	3.32%
Securities available-for-sale:
Taxable	305,496	1,237	1.62%	324,090	1,596	1.98%
Tax-exempt(1)	70,241	729	4.16%	53,420	611	4.60%
Loans held-for-sale	—	—	0.00%	—	—	0.00%
Loans, net of deferred fees and allowance(2)	939,252	13,066	5.58%	809,261	11,997	5.96%

Total interest-earning assets(1)	1,315,283	15,034	4.58%	1,186,892	14,205	4.81%

Non earning assets
Cash and due from banks	21,322			18,363
Premises and equipment	19,372			19,854
Goodwill & intangible assets	23,754			22,153
Interest receivable and other assets	58,772			50,752

Total nonearning assets	123,220			111,122

Total assets	$1,438,503			$1,298,014

Interest-bearing liabilities
Money market and NOW accounts	522,286	$(406)	–0.31%	473,202	$(511)	–0.43%
Savings deposits	40,000	(12)	–0.12%	37,506	(15)	–0.16%
Time deposits - core(3)	75,909	(143)	–0.76%	59,607	(172)	–1.16%

Total interest-bearing core deposits	638,195	(561)	–0.35%	570,315	(698)	–0.49%

Time deposits - noncore	108,804	(339)	–1.25%	99,770	(320)	–1.29%
Federal funds purchased	2,522	(3)	–0.48%	6,787	(10)	–0.59%
FHLB & FRB borrowings	166,549	(305)	–0.73%	139,868	(426)	–1.22%
Trust preferred	8,248	(55)	–2.67%	8,248	(38)	–1.85%

Total interest-bearing wholesale funding	286,123	(702)	–0.98%	254,673	(794)	–1.25%

Total interest-bearing liabilities	924,318	(1,263)	–0.55%	824,988	(1,492)	–0.73%

Noninterest-bearing liabilities
Demand deposits	328,627			288,405
Interest payable and other	3,174			4,107

Total noninterest liabilities	331,801			292,512

Total liabilities	1,256,119			1,117,500
Shareholders’ equity	182,384			180,514

Total liabilities and shareholders’ equity	$1,438,503			$1,298,014

Net interest income		$13,771			$12,713

Net interest margin(1)		4.20%			4.31%

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $255 and $214 for the three months ended June 30, 2013 and June 30, 2012, respectively.

(2)	Interest income includes recognized loan origination fees of $122 and $56 for the three months ended June 30, 2013 and June 30, 2012, respectively.
(3)	Defined by the Company as interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.

Table I shows that earning asset yields declined by 23 basis points to 4.58% in second quarter 2013 from 4.81% in second quarter 2012. This decline in earning asset yields was attributable to a lower yield on both the loan and securities portfolio when compared to the same quarter last year as competitive pressure has reduced rates on new loan production and refinance of existing loans.

The decline in earning asset yields was partially offset by a decrease in the cost of funds. The cost of interest-bearing liabilities declined by 18 basis points from 0.73% in second quarter 2012 to 0.55% in second quarter 2013. The decline in rates is evident in each core deposit category as the cost of interest-bearing core deposits fell by 14 basis points from 0.49% in second quarter 2012 to 0.35% in second quarter 2013. The cost of wholesale funding also moved down from 1.25% in second quarter 2012 to 0.98% in second quarter 2013. All categories of wholesale funding showed a decline in rates with the exception of Trust Preferred, which increased due to the swap executed during second quarter 2013.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended June 30, 2013, and June 30, 2012.

Table II

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Three Months Ended June 30, 2013 compared to June 30, 2012 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$1	$—	$1
Securities available-for-sale:
Taxable	(87)	(272)	(359)
Tax-exempt(1)	194	(76)	118
Loans held-for-sale	—	—	—
Loans, net of deferred fees and allowance	1,965	(896)	1,069

Total interest-earning assets(1)	2,073	(1,244)	829

Interest paid on:
Money market and NOW accounts	55	(160)	(105)
Savings deposits	1	(4)	(3)
Time deposits - core(2)	48	(77)	(29)

Total interest-bearing core deposits	104	(241)	(137)

Time deposits - noncore	30	(11)	19
Federal funds purchased	(6)	(1)	(7)
FHLB & FRB borrowings	83	(204)	(121)
Trust preferred	—	17	17

Total interest-bearing wholesale funding	107	(199)	(92)

Total interest-bearing liabilities	211	(440)	(229)

Net interest income(1)	$1,862	$(804)	$1,058

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $255 and $214 for the three months ended June 30, 2013 and June 30, 2012, respectively.

(2)	Defined by the Company as interest checking, money market, savings and local non- public time deposits, including local non-public time deposits in excess of $100.

The second quarter 2013 rate/volume analysis shows that net interest income increased by $1,058 over second quarter 2012. Second quarter 2013 interest income including loan fees increased by $829 from the prior year period with higher volumes of earning assets increasing interest income by $2,073, which was partially offset by a $1,244 decline in interest income due to lower rates. The increase in interest income was primarily due to organic loan growth and the impact of the Century Bank loans acquired in first quarter 2013. Also contributing to the increase in net interest income was a decline in interest expense of $229 in second quarter 2013 when compared to the same quarter last year. The decline in interest expense was related to lower rates on both core deposits and wholesale funding, which was partially offset by increased interest expense due to higher volumes.

The following table presents the condensed average balance sheet information, together with taxable equivalent interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the six months ended June 30, 2013, compared to the same period last year:

Table III

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$297	$5	3.39%	$107	2	3.76%
Securities available-for-sale:
Taxable	311,197	2,674	1.73%	319,485	3,395	2.14%
Tax-exempt(1)	70,147	1,448	4.16%	49,693	1,142	4.62%
Loans held-for-sale	—	—	0.00%	381	7	3.69%
Loans, net of deferred fees and allowance(2)	920,273	25,765	5.65%	809,668	24,111	5.99%

Total interest earning assets(1)	1,301,914	29,892	4.63%	1,179,334	28,657	4.89%

Non earning assets
Cash and due from banks	22,095			18,162
Premises and equipment	19,336			19,955
Goodwill & intangible assets	23,446			22,181
Interest receivable and other assets	58,528			51,689

Total non earning assets	123,405			111,987

Total assets	$1,425,319			$1,291,321

Interest-bearing liabilities
Money market and NOW accounts	$522,825	$(815)	–0.31%	480,624	$(1,087)	–0.45%
Savings deposits	39,663	(24)	–0.12%	37,504	(33)	–0.18%
Time deposits - core(3)	74,685	(290)	–0.78%	60,105	(356)	–1.19%

Total interest-bearing core deposits	637,173	(1,129)	–0.36%	578,233	(1,476)	–0.51%

Time deposits - non-core	109,865	(656)	–1.20%	89,275	(681)	–1.53%
Federal funds purchased	2,719	(7)	–0.52%	5,967	(16)	–0.54%
FHLB & FRB borrowings	162,866	(613)	–0.76%	139,151	(895)	–1.29%
Trust preferred	8,248	(89)	–2.18%	8,249	(78)	–1.90%

Total interest-bearing wholesale funding	283,698	(1,365)	–0.97%	242,642	(1,670)	–1.38%

Total interest-bearing liabilities	920,871	(2,494)	–0.55%	820,875	(3,146)	–0.77%

Noninterest-bearing liabilities
Demand deposits	317,961			286,174
Interest payable and other	3,790			4,073

Total noninterest liabilities	321,751			290,247

Total liabilities	1,242,622			1,111,122
Shareholders’ equity	182,697			180,199

Total liabilities and shareholders’ equity	$1,425,319			$1,291,321

Net interest income		$27,398			$25,511

Net interest margin(1)		4.24%			4.35%

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $507 and $400 for the YTD period ended June 30, 2013 and 2012, respectively.

Net interest margin was positively impacted by 7 basis points in each of the periods presented.

(2)	Interest income includes recognized loan origination fees of $276 and $84 for the YTD period ended June 30, 2013 and 2012, respectively.
(3)	Defined by the Company as interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.

The net interest margin for the six months ended June 30, 2013, was 4.24%, a decline of 11 basis points from the 4.35% net interest margin for the same period in 2012. Table III shows that earning asset yields declined by 26 basis points to 4.63% for the first six months of 2013, when compared to 4.89% for the same period in 2012. The decline in earning assets yields was primarily due to the following factors: 1) a decline in yields on securities available-for-sale as new securities were purchased at lower rates than the average rate on the portfolio and an acceleration of prepayments on mortgage-backed securities as refinancing activity increased in the low interest rate environment; and 2) a decline in yields on loans resulting from new loan production booked at rates lower than the portfolio average.

Table III also shows that the overall cost of interest-bearing liabilities through June 30, 2013, was down 22 basis points from 0.77% at June 30, 2012 to 0.55% at June 30, 2013, and partially offset the decline in earning asset yields. The cost of both interest-bearing core deposits and interest-bearing wholesale funding fell during the first six months of 2013 when compared to the same period last year. The cost of interest-bearing core deposits dropped by 15 basis points during the first six months of 2013, while the cost of interest-bearing wholesale funding also moved down 41 basis points from 1.38% at June 30, 2012, to 0.97% at June 30, 2013.

Table IV

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$4	$(1)	3
Securities available-for-sale:
Taxable	(97)	(624)	(721)
Tax-exempt(1)	466	(160)	306
Loans held-for-sale	(7)	—	(7)
Loans, net of deferred fees and allowance	3,218	(1,564)	1,654

Total interest earning assets(1)	3,584	(2,349)	1,235

Interest paid on:
Money market and NOW accounts	92	(364)	(272)
Savings deposits	2	(11)	(9)
Time deposits - core(2)	85	(151)	(66)

Total interest-bearing core deposits	179	(526)	(347)

Time deposits - non-core	155	(180)	(25)
Federal funds purchased	(9)	—	(9)
FHLB & FRB borrowings	150	(432)	(282)
Trust preferred	—	11	11

Total interest-bearing wholesale funding	296	(601)	(305)

Total interest-bearing liabilities	475	(1,127)	(652)

Net interest income(1)	$3,109	$(1,222)	$1,887

(1)

Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $507 and $400 for the YTD period ended June 30, 2013 and 2012, respectively.

(2)	Defined by the Company as demand, interest checking, money market, savings, and local non-public time deposits, including local non-public time deposits in excess of $100.

The rate/volume analysis for the six months ended June 30, 2013, in Table IV, shows that interest income including loan fees increased by $1,235 over the same period in 2012. The increase in interest income due to higher volumes of earning assets was $3,584 and was primarily centered in loans. Higher loan volume was the result of both organic growth in the Company’s loan portfolio and the acquisition of Century Bank loans during the first quarter 2013. The increase in interest income due to higher volumes was partially offset by a decline in interest income of $2,349 due to lower rates on earning assets. The rate/volume analysis shows that interest expense through June 30, 2013, decreased by $652 from the same period last year. Overall, lower rates on both interest-bearing core deposits and wholesale funding caused a $1,127 drop in interest expense, which was partially offset by a $475 increase in interest expense due to higher volumes of interest-bearing liabilities.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the three month period ended June 30, 2013, and the six month period ended June 30, 2013, compared to the same periods in 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$16,312	$15,829	$16,345	$14,941
Provision charged to income	—	600	250	1,900
Loans charged against allowance	(230)	(1,147)	(828)	(1,669)
Recoveries credited to allowance	221	893	536	1,003

Balance, end of period	$16,303	$16,175	$16,303	$16,175

The provision for loan losses for the six months ended June 30, 2013, was $250, compared to $1,900 for the same period last year. The decrease in the provision was the result of a reduction in the level of nonperforming assets and lower net loan charge offs. The Company’s classified assets at June 30, 2013, were 33.82% of regulatory capital compared to 31.18% and 33.98% of regulatory capital at December 31, 2012, and June 30, 2012, respectively. The increase in classified assets at June 30, 2013, when compared to December 31, 2012, was due to the classified assets acquired from Century Bank. Net loan charge offs through June 30, 2013, was $292 which represented an annualized rate of 0.06% of average loans, compared to net charge offs of $666 or 0.16% of average loans recorded for the same period in 2012. The allowance for loan losses for outstanding loans at June 30, 2013, was $16,303 or 1.70% of outstanding loans compared to 1.88% and 1.96% of outstanding loans at December 31, 2012, and June 30, 2012, respectively. The reduction in the allowance for loan losses to total loans ratio was primarily due to loans acquired in the Century Bank transaction, which were booked net of fair value adjustments, including the fair value adjustment for credit and potential losses. The allowance for loan losses as a percentage of nonperforming loans, net of government guarantees, was 254.62% at June 30, 2013, compared to 193.29% and 69.70% at December 31, 2012 and June 30, 2012, respectively. The improvement in this coverage ratio was due to reductions in levels of nonperforming loans, some of which were due to transfers from nonperforming status to other real estate owned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more, and other real estate owned for the periods covered in this report:

Nonperforming Assets and Asset Quality Ratios

	June 30 2013	December 31, 2012	June 30 2012
NONPERFORMING ASSETS
Nonaccrual loans
Real estate secured loans:
Permanent loans:
Multi-family residential	$—	$—	$—
Residential 1-4 family	1,243	1,140	3,435
Owner-occupied commercial	3,097	3,805	3,952
Nonowner-occupied commercial	—	—	—

Total permanent real estate loans	4,340	4,945	7,387
Construction loans:
Multi-family residential	—	—	—
Residential 1-4 family	—	—	2,637
Commercial real estate	—	—	933
Commercial bare land and acquisition & development	—	—	8,491
Residential bare land and acquisition & development	101	101	1,157

Total construction real estate loans	101	101	13,218

Total real estate loans	4,441	5,046	20,605
Commercial loans	2,890	4,315	3,089

Total nonaccrual loans	7,331	9,361	23,694
90-days past due and accruing interest	—	—	—
Total nonperforming loans	7,331	9,361	23,694
Nonperforming loans guaranteed by government	(928)	(905)	(486)

Net nonperforming loans	6,403	8,456	23,208
Other real estate owned	17,823	17,972	6,966

Total nonperforming assets, net of guaranteed loans	$24,226	$26,428	$30,174

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of total loans outstanding, net of loans held for sale	1.70%	1.88%	1.96%
Allowance for loan losses as a percentage of total nonperforming loans, net of government guarantees	254.62%	193.29%	69.70%
Net loan charge offs as a percentage of average loans, annualized	0.06%	0.06%	0.16%
Net nonperforming loans as a percentage of total loans	0.67%	0.97%	2.81%
Nonperforming assets as a percentage of total assets	1.69%	1.92%	2.30%
Consolidated classified asset ratio(1)	33.82%	31.18%	33.98%

(1)

Classified asset ratio is defined as the sum of all loan-related contingent liabilities and loans internally graded substandard or worse (net of government guarantees), adversely classified securities, and other real estate owned, divided by total consolidated Tier 1 capital plus the allowance for loan losses.

Nonperforming assets at June 30, 2013, declined $2,202 and $5,948 from December 31, 2012 and June 30, 2012, respectively. On a linked-quarter basis, nonperforming assets at June 30, 2013, were relatively unchanged from March 31, 2013. Nonperforming loans at June 30, 2013, decreased $16,805 from the same period last year, including migration of nonperforming loans into other real estate owned, which showed an increase of $10,857 over the same period last year. Two properties, a commercial land development loan and a retail strip mall, valued at $11,218 and $3,844, respectively, accounted for 84.51% of total other real estate owned at June 30, 2013. While the Company is actively marketing both properties, the location and type of these two properties make them susceptible to possible future valuation write-downs as new appraisals become available. Based on the marketing efforts to dispose of other real estate owned and efforts to put resolutions in place on nonaccrual loans, the Company expects further reduction in the level of nonperforming assets during the last half of 2013.

At June 30, 2013, the Company had impaired loans totaling $9,540, net of government guarantees. A specific allowance of $32 (included in the ending allowance at June 30, 2013) was assigned to these loans. That compares to impaired loans of $9,493 at December 31, 2012, and a specific allowance assigned of $2.

Noninterest Income

Noninterest income for the six months ended June 30, 2013, was $2,815, down $130 or 4.41% from the same period in 2012. The decrease in 2013 noninterest income when compared to last year was primarily attributable to a reduction in $72 from mortgage banking which was discontinued during first quarter 2012. In addition, for the six months ended June 30, 2013, BOLI income and the other income category were down $19 and $54, respectively, compared to the same period last year. The decline in BOLI income was due to lower yields on invested funds. The BOLI product is a variable rate product in nature in that yields will rise and fall based on market interest rates. The decrease in $54 in the other noninterest income category was primarily due to lower rental income on ORE properties. In addition, losses on the sale of securities and other-than-temporary-impairment charges of $24 recorded during 2013 also contributed to the decline in noninterest income. The decline in these categories was partially offset by an increase in service charges on deposit accounts.

On a linked-quarter basis, second quarter 2013 noninterest income was up $255 over first quarter 2013 noninterest income. The linked-quarter increase was primarily due to a seasonal increase in merchant bankcard fees and rental income from other real estate owned properties. Third quarter 2013 noninterest income is expected to be down from second quarter 2013 levels due to an anticipated seasonal decline in merchant bankcard revenues and lower income from other real estate owned properties.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2013, was $20,278, an increase of $2,794 or 15.98% from the same period in 2012. Excluding merger expenses, total noninterest expense through June 30, 2013, was $19,032 or up 8.85% over the same period in 2012. Increases in salaries and benefits, data processing, and business development accounted for most of the overall expense increase. An increase of $801 or 8.01% in personnel expense accounted for the majority of the increase in noninterest expense in the first six months of 2013 when merger expenses are excluded. An increase in base salaries and additional staff related to the Century Bank acquisition $572 or 7.48% of the increase in personnel expense. In addition $158 or 35.91% of the increase related to an increase in equity-based compensation expense over the same period last year. The increase in equity-based compensation was related to recent restricted stock unit grants to directors and employees of the Company. The other expense category was up $145 or 9.00% in the first six months of 2013 and reflects the payment of a $100 settlement on 2008 mortgage loan origination, increased local taxes related to Multnomah County taxes and B & O taxes in the State of Washington, and higher travel costs. The increase in these expenses was partially offset by lower FDIC assessments and a decline in other real estate expense.

On a linked-quarter basis, noninterest expense in second quarter 2013 was virtually unchanged from first quarter 2013. Third quarter 2013 noninterest expenses is also expected to remain relatively flat with second quarter 2013 levels.

BALANCE SHEET

Loans

At June 30, 2013, outstanding loans were $960,433, up $89,176 from December 31, 2012, and up $133,645 over June 30, 2012. At June 30, 2013, loans acquired in the Century Bank acquisition accounted for $53,535 of the growth in outstanding loans since December 31, 2012. All loans acquired in the Century Bank transaction are included in the Eugene market loan totals. A summary of outstanding loans by market at June 30, 2013, December 31, 2012, and June 30, 2012, follows:

	Period Ended
	June 30,	December 31,	June 30,
	2013	2012	2012
Eugene market gross loans, period-end	$325,373	$253,345	$240,366
Portland market gross loans, period-end	391,822	383,616	366,713
Seattle market gross loans, period-end	140,137	154,229	159,134
National healthcare gross loans, period-end	103,101	80,067	60,575

Total gross loans, period-end	$960,433	$871,257	$826,788

Excluding loans acquired in the Century Bank acquisition, organic loan growth totaled $35,641 during the first six months of 2013. Growth in National healthcare loans accounted for $23,034 of the total increase in outstanding loans during the first six months of 2013. The Company defines National healthcare loans as loans to healthcare professionals, primarily dentists. The Company’s defined market area is within the states of Oregon and Washington west of the Cascade Mountain Range. This area is serviced by branch locations in Eugene, Oregon; Portland, Oregon; and Seattle, Washington. National healthcare loans, loans east of the Cascade Range and outside Oregon and Washington, are maintained and serviced by personnel primarily located in the Portland market.

Outstanding loans to dental professionals, which are comprised of both local and national loans, at June 30, 2013, totaled $290,543 or 30.25% of the loan portfolio, compared to $270,782 or 31.08% of the loan portfolio at December 31, 2012. Growth in national loans accounted for all of the total increase in outstanding dental loans during the six months of 2013. At June 30, 2013, $17,272 or 5.94% of the outstanding dental loans were supported by government guarantees. Loans to dental professionals include loans for such purposes as starting up a practice, acquisition of a practice, equipment financing, owner-occupied facilities, and working capital. National dental loans are currently not offered for startups and are limited to experienced dental professionals. In addition to growth in the dental industry, loan growth was also experienced in the wider healthcare field with loans to physicians, surgeons, optometrists, family practitioners, and medical specialists. Additional data on the Company’s dental loan portfolio and the credit quality of this portfolio can be found in Note 4 of the Notes to Consolidated Financial Statements in this report. Additional information regarding loan concentrations is included in Part II, Item 1A “Risk Factors” of this report under the heading “Loan concentrations within one industry may create additional risk, and we have a significant concentration in loans to dental professionals.”

Detailed credit quality data on the entire loan portfolio can be found in Note 3 of the Notes to Consolidated Financial Statements in this report.

Securities

At June 30, 2013, the securities available-for-sale totaled $357,934, down $22,372 and $32,491 from March 31, 2013, and December 31, 2012, respectively. The cash flow from the securities portfolio was primarily used to fund loan growth during the quarter and to pay down short-term borrowing. The securities portfolio represented 24.97% of total assets at June 30, 2013, down from 29.57% of total assets at June 30, 2012. At June 30, 2013, the portfolio had an unrealized taxable gain of $57 compared to an unrealized taxable gain of $8,348 at March 31, 2013. As a result of the decrease in unrealized gain on the securities portfolio the Company experienced a $5,058 decrease in accumulated other comprehensive income attributable to the securities portfolio during the quarter. The decline in the unrealized taxable gain during the second quarter 2013 was due to the rapid rise in long-term market interest rates that occurred during the last 45 days of the second quarter. Market interest rates at the five and ten-year areas of the Treasury yield curve increased 65 to 75 basis points during the quarter. While the unrealized taxable gain declined significantly during the second quarter, interest income on the portfolio increased due to improved yields on the mortgage-backed securities held in the portfolio. The increase in market interest rates is expected to lower the level of refinancing activity, thus lowering prepayments on mortgage-backed securities and reducing the amortization of premiums paid on the securities. The decline in anticipated prepayments on mortgage-backed securities also contributed to the increase in average life and duration of the portfolio to 4.5 and 4.0 years, respectively, compared to 4.2 and 3.8 years at March 31, 2013. However, the securities portfolio is still positioned to provide significant cash flow over the next 12 months as approximately $70,000 in principal repayments are projected in the current rate environment.

At June 30, 2013, the book value of taxable and tax-exempt municipal securities was $78,756 and comprised 22.04% of the total portfolio. At June 30, 2013, the municipal securities held in the Company’s portfolio had an unrealized taxable loss of $691. Management has exercised caution in its purchases of municipals, relying on credit reports, demographic information and general fund balances. The municipal portion of the portfolio is diversified by issuing municipality with some areas being avoided. At June 30, 2013 the Company did not have significant exposure to any single municipality.

At June 30, 2013, private-label mortgage-backed securities with a book value of $7,248 represented 2.03% of the total securities portfolio. On a monthly basis management reviews all available information, including current and projected default rates and current and projected loss severities, related to the collectability of its potentially impaired investment securities. During the first six months of 2013, management booked $16 in other-than-temporary-impairment (“OTTI”) expense related to the private-label mortgage-backed securities. Additional recognition of OTTI on the private-label mortgage-backed portion of the portfolio is possible in future quarters depending upon economic conditions, default rates on home mortgages, loss severities on foreclosed homes, unemployment levels, and home values.

In management’s opinion, at June 30, 2013, the remaining securities in the portfolio in an unrealized loss position were considered only temporarily impaired. The Company has no intent, nor is it more likely than not, that it will be required to sell these securities before their recovery. Management believes that substantially all decreases in fair value of the remaining securities are due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the value of the underlying collateral. The decline in value of these securities has resulted from current economic conditions. Although yields on these securities may be below market rates during the period, no loss of principal is expected.

Goodwill and Intangible Assets

At June 30, 2013, the Company had a recorded balance of $22,945 in goodwill from the November 30, 2005, acquisition of Northwest Business Financial Corporation (“NWBF”) and the February 1, 2013, acquisition of Century Bank. In addition, at June 30, 2013, the Company had $795 of core deposit intangible assets resulting from the acquisition of Century Bank. The core deposit intangible was determined to have an expected life of seven years, is being amortized over that period using the straight-line method and will be fully amortized in January 2020. In accordance with GAAP, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment. Management performs an impairment analysis of the intangible assets with indefinite lives at least annually, but more frequently if an impairment triggering event is deemed to have occurred. The last impairment test was performed at December 31, 2012, at which time no impairment was determined to exist.

Core Deposits

Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and nonpublic local time deposits, including nonpublic local time deposits in excess of $100, were $958,741 and represented 89.55% of total deposits, at June 30, 2013. Outstanding core deposits at June 30, 2013, included $59,709 of deposits acquired in the Century Bank transaction. Excluding the acquired Century Bank core deposits, June 30, 2013, core deposits were down $39,597 from December 31, 2012, which is typical of seasonal deposit patterns during the first half of the year. The decline in end of period core deposits (excluding Century Bank deposits acquired) was primarily related to volatility in large depositor balances, including approximately $20,000 in temporary funds in a single large depositor at December 31, 2012, that was withdrawn shortly after year-end. All three of the Company’s primary markets showed a decline in core deposits during the first two quarters of 2013, with the exception of the Eugene market, which includes the Century Bank acquired deposits, when compared to December 31, 2012.

A summary of outstanding core deposits and average core deposits by market and other deposits classified as wholesale funding at June 30, 2013, December 31, 2012, and June 30, 2012 follows:

	Period ended
	June 30, 2013	December 31, 2012	June 30, 2012
Eugene market core deposits, period-end(1)	$578,829	$536,143	$498,987
Portland market core deposits, period-end(1)	240,582	258,516	224,586
Seattle market core deposits, period-end(1)	139,330	143,970	128,208

Total core deposits, period-end(1)	958,741	938,629	851,781
Public and brokered deposits, period-end	111,887	107,525	98,169

Total deposits, period-end	$1,070,628	$1,046,154	$949,950

	Three Months Ended
	June 30, 2013	December 31, 2012	June 30, 2012
Eugene market core deposits, average(1)	$589,647	$508,856	$505,175
Portland market core deposits, average(1)	242,668	236,200	228,058
Seattle market core deposits, average(1)	134,508	132,200	125,486

Total core deposits, average(1)	966,823	877,256	858,719
Public and brokered deposits, average	108,803	95,598	99,770

Total deposits, average	$1,075,626	$972,854	$958,489

(1)	Core deposits include all demand, savings, & interest checking accounts, plus all local time deposits including local time deposits in excess of $100.

Public and Brokered Deposits

The Company uses public and brokered deposits to provide short-term and long-term funding sources. The Company defines short-term, as having a contractual maturity of less than one year. The Company uses brokered deposits to help mitigate interest rate risk in a rising rate environment. All long-term brokered deposits have a call feature, which provides the Company the option to redeem the deposits on a quarterly basis, allowing the Company to refinance long-term funding at lower rates should market rates fall. Below is a schedule detailing public and brokered deposits by type, including weighted average rate (“WAR”) and weighted average maturity (“WAM”).

	Non-Core Deposit Summary Balance June 30, 2013	WAR	WAM
Short-Term Public Time Deposits	$30,528	0.09%	32 days
Long-Term Public Time Deposits	1,910	0.10%	7.93 years

	$32,438

Short-Term Brokered Time Deposits	$33,500	0.19%	127 Days
Long-Term Brokered Time Deposits	45,949	1.98%	6.07 Years

	$79,449

Borrowings

The Company has both secured and unsecured borrowing lines with the Federal Home Loan Bank, Federal Reserve Bank and various correspondent Banks. The Federal Reserve and correspondent borrowings are generally short term, with a maturity of less than 30 days. The Federal Home Loan Bank borrowings can be either short-term or long-term in nature. See Note 6 of the Notes to Consolidated Financial Statements in item 1 of this report for a full maturity and interest rate schedule for the Federal Home Loan Bank borrowings.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures outstanding at June 30, 2013, which were issued in conjunction with the 2005 acquisition of NWBF. The junior subordinated debentures had an interest rate of 6.27% that was fixed through January 2011. In January 2011, the rate on the junior subordinated debentures changed to three-month LIBOR plus 135 basis points. On April 22, 2013, the Bank entered into a cash flow hedge on $8,000 of the trust preferred payment, swapping the variable interest rate for a fixed rate of 2.73% for a seven year period. At June 30, 2013, the $8,000 of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law which, among other things, limits the ability of certain bank holding companies to treat trust preferred security debt issuances, such as the Company’s junior subordinated debentures, as Tier 1 capital. Under final rules, recently adopted by the Federal Reserve Board and the other U.S. Federal Banking agencies, our trust preferred securities would remain as Tier 1 capital since total assets of the Company are less than $15,000,000. Additional information regarding these final capital rules in included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” of this report and in Part II, Item 1A “Risk Factors” of the report under the heading “We operate in a highly regulated environment and the effects of recent and pending federal legislation or of changes in, or supervisory enforcement of, banking or other laws and regulations could adversely affect us.”

Additional information regarding the terms of the junior subordinated debentures, including maturity/repricing dates and interest rate, is included in Note 9 in item I of this report.

Capital Resources

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the issuance of new stock whether through stock offerings or through the exercise of equity incentives. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Shareholders’ equity at June 30, 2013, was $178,929, down $4,452 from December 31, 2012. The decline in the unrealized gain on the Company’s securities portfolio resulted in a decrease of $5,582 in the other comprehensive income category of Capital. During March 2013, the Company’s Board of Directors authorized the repurchase of up to five percent of the Company’s outstanding common shares, or approximately 892,000 shares, with the purchases to take place over the next 12 months, with the plan commencing on April 1, 2013. The Company did not repurchase any shares during either the first or second quarter of 2013. Over the last six quarters, the Company has used a combination of regular dividends, special dividends, and share repurchases to maintain capital levels comparable with year-end December 31, 2011, capital levels. In future quarters, the Company’s Board of Directors may elect to retain a portion of current earnings and add to capital levels in anticipation of future growth opportunities. For additional details regarding the changes in equity, review the Consolidated Statements of Changes in Shareholders’ Equity in Item 1 of this Form 10-Q.

The Federal Reserve Board and the FDIC have in place guidelines for risk-based capital requirements applicable to U.S. bank holding companies and banks. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in three ways, first by measuring Tier 1 capital to leverage assets, followed by capital measurement in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. These guidelines require a minimum of 4.00% Tier 1 capital to leverage assets, 4.00% Tier 1 capital to risk-weighted assets, and 8.00% total capital to risk-weighted assets. In order to be classified as “well-capitalized,” the highest capital rating, by the Federal Reserve and the FDIC, these three ratios must be in excess of 5.00%, 6.00%, and 10.00%, respectively. The Company’s leverage capital ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio were 11.58%, 15.30%, and 16.56%, respectively, at June 30, 2013, all ratios being well above the minimum well-capitalized designation.

In July 2013, the Federal Reserve Board and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the Basel Committee’s current international regulatory capital accord (Basel III). These rules, upon their effectiveness, will replace the federal banking agencies’ general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. Banks, such as Pacific Continental Bank, will become subject to the new rules on January 1, 2015. The new rules implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6% (which is an increase from 4.0%); (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%. While earlier proposals would have required that our trust preferred securities (TruPS) be phased out of Tier 1 capital, the new rules exempt depository institution holding companies with less than $15 billion in total consolidated assets as of December 31, 2009, such as the Company, from this requirement. These capital instruments, if issued prior to May 19, 2010, and currently in Tier 1 capital, are grandfathered in Tier 1 capital, subject to certain limits. Under the new rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.5% of total risk-weighted assets). The phase-in of the capital conservation buffer will begin January 1, 2016, and be completed by January 1, 2019. The new rules also provide for various adjustments and deductions to the definitions of regulatory capital that will phase in from January 1, 2014 to December 31, 2017. We are currently evaluating the impact of these changes on our regulatory capital.

The Company has regularly paid cash dividends on a quarterly basis, typically in February, May, August and November of each year. The Board of Directors considers the dividend amount quarterly and takes a broad perspective in its dividend deliberations including a review of recent operating performance, capital levels, and concentrations of loans as a percentage of capital, and growth projections. The Board also considers dividend payout ratios, dividend yield, and other financial metrics in setting the quarterly dividend. There can be no assurance that dividends will be paid in the future.

On January 15, 2013, the Board of Directors declared a regular cash dividend of $0.08 per share and a special cash dividend of $0.08 per share that was paid on February 11, 2013. At its April 21, 2013, meeting, the Board of Directors declared a regular cash dividend of $0.09 per share and a special cash dividend of $0.05 per share payable to shareholders of record on May 15, 2013. Subsequent to quarter end, on July 16, 2013, the Board of Directors declared a regular cash dividend of $0.09 per share and a special cash dividend of $0.12 per share, payable to shareholders of record on August 12, 2013. The Company believes that it has sufficient liquidity to maintain the current level of regular dividends throughout 2013. The Company projects that existing capital will be sufficient to fund anticipated organic asset growth, while maintaining a well-capitalized designation from all regulatory agencies.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Company commits to extensions of credit and issues letters of credit. The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2013, the Company had $175,365 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Company to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At June 30, 2013, the Company had $991 in letters of credit and financial guarantees outstanding.

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

Core deposits at June 30, 2013, were $958,741 and represented 89.55% of total deposits. The Company has been successful in developing deposit relationships with several large clients, which are generally defined as deposit relationships of $1,000 or more, which are closely monitored by management and Company officers. At June 30, 2013, 58 large deposit relationships with the Company accounted for $358,911 or 37.44% of total outstanding core deposits. The single largest client represented 4.17% of outstanding core deposits at June 30, 2013. The loss of this deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity. The Company uses a 10-point risk-rating system to evaluate each of its large depositors in order to assist management in its daily monitoring of the volatility of this portion of its core deposit base. The risk-rating system attempts to determine the stability of the deposits of each large depositor, evaluating among other things the length of time the depositor has been with the Company and the likelihood of loss of individual large depositor relationships. Risk ratings on large depositors are reviewed at least quarterly and adjusted if necessary. Company management and officers maintain close relationships and hold regular meetings with its large depositors to assist in management of these relationships. The Company expects to maintain these relationships, believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients and regularly tests its ability to mitigate the loss of multiple large depositor relationships in its Liquidity Contingency Plan. There can be no assurance that these large depositor relationships will be maintained or that the loss of one or more of these events will not adversely affect the Company’s liquidity.

During the first half of 2013 the Company experienced an increase in outstanding loans, while the securities portfolio declined during the current quarter, thus providing a funding source for loan growth. The securities portfolio represented 24.97% of total assets at June 30, 2013. At June 30, 2013, $27,076 of the securities portfolio was pledged to support public deposits and repurchase agreements, leaving $330,318 of the securities portfolio unencumbered and available-for-sale. In addition, at June 30, 2013, the Company had $38,058 of government guaranteed loans that could be sold in the secondary market to support the Company’s liquidity position.

At June 30, 2013, the Company had secured borrowing lines with the Federal Home Loan Bank of Seattle (“FHLB”) and the Federal Reserve Bank of San Francisco (“FRB”), totaling $358,362. The Company’s secured lines with the FHLB and FRB were limited by the amount of collateral pledged; however, the Company does have the ability to access the FHLB’s excess stock pool and borrow up to the amount of the discounted value of the collateral pledged. At June 30, 2013, the Company had pledged $265,048 in discounted collateral value in commercial real estate loans, first and second lien single-family residential loans, and multi-family loans. Additionally, certain commercial and commercial real estate loans with a discounted value of $93,314 were pledged to the FRB under the Company’s Borrower-In-Custody program. The Company had unsecured correspondent lines totaling $129,000 at June 30, 2013. At June 30, 2013, the Company had $162,000 in borrowings outstanding from the FHLB, $0 outstanding with the FRB, and $7,660 outstanding on its overnight correspondent bank lines, leaving a total of $253,202 available on its secured and unsecured borrowing lines as of such date.

The Company also has in place a shelf registration statement with the SEC. As of June 30, 2013 $100,000 of stock debt or other securities were available for issuance under the shelf registration statement. We do not have any firm commitment in place to sell securities under the shelf registration statement.

Net cash provided by operating activities was $10,540 during the six months ended June 30, 2013. Net cash of $10,690 was used in investing activities, consisting principally of a net loan principal increase of $26,619, which was partially offset by net proceeds from investment securities of $19,053. For the six months ended June  30, 2013, cash provided by financing activities was $4,289.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended June 30, 2013, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

During the second quarter 2012, a total of $2,758 were disbursed to the Bank by Order of the United States Bankruptcy Court for the District of Arizona in the case In re Washington Coast I, L.L.C., Structural Investments & Planning IV, L.L.C., pending appeal by Resource Funding, Inc. to the Ninth Circuit Court of Appeals of the Final Judgment in adversary matter Pacific Continental Bank v. Resource Funding, Inc. and affirmation of such judgment by the Ninth Circuit Bankruptcy Appellate Panel. These funds were applied as a reduction to nonperforming loans during the quarter. Management believes that the outcome of the appeal will be decided in favor of the Bank; however, if the Final Judgment is overturned, reversed or vacated, the Bank will be required to return the disbursed funds to the Court Clerk.

We may from time to time be involved in claims, proceedings and litigation arising from our business and property ownership. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.

ITEM1A Risk Factors

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

•	Economic conditions may not stabilize, increasing the likelihood of credit defaults by borrowers.

•	Loan collateral values, especially as they relate to commercial and residential real estate, may decline, thereby increasing the severity of loss in the event of loan defaults.

•	Demand for banking products and services may decline, including loan products and services for low cost and noninterest-bearing deposits.

•	Changes and volatility in interest rates may negatively impact the yields on earning assets and the cost of interest-bearing liabilities.

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. Refer to “Supervision and Regulation” in Item 1 of our 2012 Form 10-K for discussion of certain of these measures. In response to the adverse financial and economic developments that have, since 2008, impacted the U.S. and global economies and financial markets, and presented challenges for the banking and financial services industry, various significant economic and monetary stimulus measures were enacted by the U.S. Congress. It cannot be predicted whether these or other U.S. governmental actions will result in lasting improvement in financial and economic conditions affecting the U.S. banking industry and the U.S. economy. It also cannot be predicted whether and to what extent the efforts of the U.S. government to combat the mixed economic conditions will continue. If, notwithstanding the government’s fiscal and monetary measures, the U.S. economy were to deteriorate, this would present significant challenges for the U.S. banking and financial services industry and for our Company.

The challenges to the level of economic activity in the U.S., and, therefore, to the banking industry, have also been exacerbated by the extensive political disagreements regarding the statutory debt limit on U.S. federal government obligations and measures to address the substantial federal deficits. Following enactment of federal legislation in August 2011 which averted a default by the U.S. federal government on its sovereign obligations by raising the statutory debt limit and which established a process whereby cuts in federal spending may be accomplished, Standard & Poor’s Ratings Services (“Standard & Poor’s”) lowered its long-term sovereign credit rating on the U.S. to “AA+” from “AAA” while affirming its highest rating on short-term U.S. obligations. Standard & Poor’s also stated at the time that its outlook on the long-term rating remained negative; however, in June 2013, Standard & Poor’s revised its outlook on the U.S. credit rating to stable from negative. At the present time, both Fitch Ratings and Moody’s have reaffirmed the U.S.’s “AAA” credit rating; however. Fitch’s Ratings has stated that its outlook on the U.S. is negative while, in July 2013, Moody’s revised its outlook on the U.S. credit rating to stable from negative. Although it is not possible to predict the long-term impact of these developments on the U.S. economy in general and the banking industry in particular, the downgrade by Standard & Poor’s and any further downgrades by it or other rating agencies could increase over time the U.S. federal government’s cost of borrowing which may worsen its fiscal challenges, as well as generating upward pressure on interest rates generally in the U.S. which could, in turn, have adverse consequences for borrowers and the level of business activity. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Act”) was signed into law by the President. The Act averted the sharp decline in the federal budget deficit that would have occurred beginning in 2013 due to increased taxes and reduced federal government spending as required by previously enacted laws. Many observers had suggested that such a sharp decline in the deficit would have led to a recession and increased unemployment in the U.S. The Act raises additional revenues for the federal government through increases in marginal income tax rates for higher earners, increases in capital gains rates, a phase-out of various tax deductions and credits, an increase in estate tax rates and the expiration of payroll tax cuts. Under the Act, the mandatory reduction in federal spending due to budget sequestration was delayed for two months and the federal debt ceiling was not changed. Following unsuccessful negotiations the mandated federal spending cuts, including with respect to entitlements and defense, became effective on March 1, 2013. The impact of these developments cannot be predicted with any certainty, but could have further adverse consequences for the credit ratings of U.S. sovereign obligations and also present additional challenges for the U.S. economy. Any of the foregoing developments could generate further uncertainties and challenges for the U.S. economy which, in turn, could adversely affect the prospects of the banking industry in the U.S. and our business.

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

In that regard, sweeping financial regulatory reform legislation in the form of the Dodd-Frank Act was enacted in July 2010. Among other provisions, the new legislation (i) creates a new Bureau of Consumer Financial Protection with broad powers to regulate consumer financial products such as credit cards and mortgages, (ii) creates a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, (iii) has led to new capital requirements from federal banking agencies, (iv) places new limits on electronic debit card interchange fees, and (v) requires the Securities and Exchange Commission and national stock exchanges to adopt significant new corporate governance and executive compensation reforms. The new legislation and regulations are likely to increase the overall costs of regulatory compliance.

In July 2013, the Federal Reserve Board and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the Basel Committee’s current international regulatory capital accord (Basel III). These rules, upon their effectiveness, will replace the federal banking agencies’ general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. Banks, such as Pacific Continental Bank, will become subject to the new rules on January 1, 2015. The new rules implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6% (which is an increase from 4.0%); (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%. While earlier proposals would have required that our trust preferred securities (TruPS) be phased out of Tier 1 capital, the new rules exempt depository institution holding companies with less than $15 billion in total consolidated assets as of December 31, 2009, such as the Company, from this requirement. These capital instruments, if issued prior to May 19, 2010, and currently in Tier 1 capital, are grandfathered in Tier 1 capital, subject to certain limits. Under the new rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.5% of total risk-weighted assets). The phase-in of the capital conservation buffer will begin January 1, 2016, and be completed by January 1, 2019. The new rules also provide for various adjustments and deductions to the definitions of regulatory capital that will phase in from January 1, 2014 to December 31, 2017. We are currently evaluating the impact of these changes on our regulatory capital. The implementation of these new rules could have an adverse impact on our financial position and future earnings due to the inclusion of Tier 1 capital as a core capital component and because of the heightened minimum capital requirements. The newly adopted capital rules could restrict our ability to grow during favorable market conditions, or require us to raise additional capital and liquidity, generally increase our cost of doing business, and impose other restrictions on our operations. The application of more stringent capital requirements would, among other things, result in lower returns on invested capital and result in regulatory sanctions if we were unable to comply with these requirements. As a result, our business, results of operations, financial condition or prospects could be adversely affected. In recent months, the federal bank regulators have announced regulatory enforcement actions against a number of large bank holding companies and banks arising from deficiencies in processes, procedures and controls involving anti-money laundering measures and compliance with the economic sanctions that affect transactions with designated foreign countries, nationals and others as provided for in the regulations of the Office of Foreign Assets Control of the U.S. Treasury Department. These actions evidence an intensification of the U.S. government’s expectations for compliance with these regulatory regimes on the part of banks operating in the U.S., including Pacific Continental Bank, and may result in increased compliance costs and increased risks of regulatory sanctions.

Regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and bank holding companies in the performance of their supervisory and enforcement duties. In recent years, these powers have been utilized more frequently due to the serious national, regional and local economic conditions we are facing. The exercise of regulatory authority may have a negative impact on our financial condition and results of operations.

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

As is the case with many banks, our profitability is dependent to a large extent upon our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect, and has in past years, impacted, our net interest margin, and, in turn, our profitability. This impact could result in a decrease in our interest income relative to interest expense. Increases in interest rates may also adversely impact the value of our securities investment portfolio. At December 31, 2012, our balance sheet was liability sensitive, and an increase in interest rates could cause our net interest margin and our net interest income to decline. For the past several years, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the Federal Reserve Board has pursued highly accommodative monetary policies (including a very low Federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities) in an effort to facilitate growth in the U.S. economy and a reduction in levels of unemployment. This environment has placed downward pressure on the net interest margins of U.S. banks, including Pacific Continental Bank. Recently, the Federal Reserve Board has indicated that, while it expects to continue its highly accommodative monetary policies for the time being, if economic conditions in the U.S., including unemployment levels, continue to improve, it may be appropriate for the Federal Reserve to begin later in 2013 to ease certain aspects of its monetary policies, including reducing its levels of purchases of long-term U.S. Treasury and agency securities. We cannot predict with any certainty whether or to what extent these Federal Reserve policies will continue or these developments will occur.

Company Factors

Loan concentrations within one industry may create additional risk, and we have a significant concentration in loans to dental professionals.

Bank regulatory authorities and investors generally view significant loan concentrations within any particular industry as carrying higher inherent risk than a loan portfolio without any significant concentration in one industry. We have a significant concentration of loans to dental professionals which represented 30.25% in principal amount of our total loan portfolio at June 30, 2013. While we apply credit practices which we believe to be prudent to these loans as well as all the other loans in our portfolio, due to our concentration in dental lending we are exposed to the general risks of industry concentration, which include adverse market factors impacting that industry alone or disproportionately to other industries. In addition, bank regulatory authorities may in the future require us to limit additional lending in the dental industry if they have concerns that our concentration in that industry creates significant risks, which in turn could limit our ability to pursue new loans in an area where we believe we currently have a competitive advantage.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At June 30, 2013, our nonperforming loans (which include all nonaccrual loans, net of government guarantees) were 0.67% of the loan portfolio. At June 30, 2013, our nonperforming assets (which include foreclosed real estate) were 1.69% of total assets. Nonperforming loans and assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur losses relating to nonperforming assets. We generally do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, less estimated selling expenses, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors which can be detrimental to the performance of their other responsibilities. Any significant future increase in nonperforming assets could have a material adverse effect on our business, financial condition and results of operations.

We may not have the ability to continue paying dividends on our common stock at current or historic levels.

On April 21, 2013, we announced a quarterly cash dividend of $0.09 per share, payable to shareholders of record on May 15, 2013, an increase of $0.01 per share over the prior quarter’s dividend, and declared a special cash dividend of $0.05 per share. Subsequent to the end of second quarter 2013, on July 16, 2013, the Board of Directors declared a regular cash dividend of $0.09 per share and a special cash dividend of $0.12 per share payable to shareholders of record on August 12, 2013. Our ability to pay dividends on our common stock depends on a variety of factors. It is possible in the future that we may not be able to continue paying quarterly dividends commensurate with historic levels, if at all. As a holding company, a substantial portion of our cash flow typically comes from dividends our bank subsidiary pays to us. Cash dividends will depend on sufficient earnings to support them and adherence to bank regulatory requirements. If the Bank is not able to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations and prospects.

We may be required, in the future, to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Our securities portfolio contains whole loan private mortgage-backed securities and municipal securities and currently includes securities with unrecognized losses. We may continue to observe volatility in the fair market value of these securities. We evaluate the securities portfolio for any OTTI each reporting period, as required by GAAP. Future evaluations of the securities portfolio could require us to recognize impairment charges. The credit quality of securities issued by certain municipalities has deteriorated in recent quarters. Although management does not believe the credit quality of the Company’s municipal securities has similarly deteriorated, such deterioration could occur in the future. For example, it is possible that government-sponsored programs to allow mortgages to be refinanced to lower rates could materially adversely impact the yield on our portfolio of mortgage-backed securities, since a significant portion of our investment portfolio is composed of such securities.

In addition, as a condition to membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At June 30, 2013, we had stock in the FHLB totaling $10,620. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. As of June 30, 2013, we did not recognize an impairment charge related to our FHLB stock holdings. Future negative changes to the financial condition of the FHLB could require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our reported earnings.

At June 30, 2013, we had $22,945 of goodwill on our balance sheet. In accordance with GAAP, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of qualitative and quantitative factors, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant entity-specific events. The last impairment test was performed at December 31, 2012. At December 31, 2012, we did not recognize an impairment charge related to our goodwill. Future evaluations of goodwill may result in findings of impairment and write downs, which would impact our operating results and could be material.

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

Although we have not experienced a cyber-security incident, if one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, as well as our clients’ or other third-parties’ operations, which could result in damage to our reputation, substantial costs, regulatory penalties and/or client dissatisfaction or loss. Even if cyber-attacks and similar tactics are not directed specifically at Pacific Continental Bank, such attacks on large financial institutions could disrupt the overall functioning of the financial system and undermine consumer confidence in banks generally, to the detriment of other financial institutions, including the Bank. Potential costs of a cyber-security incident may include, but would not be limited to, remediation costs, increased protection costs, lost revenue from the unauthorized use of proprietary information or the loss of current and/or future customers, and litigation.

We maintain insurance coverage which we believe provides sufficient protection at a manageable expense for an institution of our size and scope with similar technological systems. However, we cannot assure that this coverage would be sufficient to cover all financial losses, damages and penalties, including lost revenues, should we experience any one or more of our or a third-party’s systems failing or experiencing attack.

Our business and financial results could be impacted materially by adverse results in legal or regulatory proceedings.

As is the case with other banking institutions, we are from time to time subject to claims and proceedings related to our present or previous operations. In addition, we may be the subject of governmental investigations and other forms of regulatory inquiry from time to time. The results of these legal proceedings and governmental investigations and inquiries could lead to significant monetary damages or penalties, restrictions on the way in which we conduct our business, or reputational harm, and could involve significant defense or other costs. Although we establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, we do not have accruals for all legal proceedings where we face a risk of loss. In addition, amounts accrued may not represent the ultimate loss to us from the legal proceedings in question. Thus, our ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued for legal loss contingencies. To mitigate the cost of some of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage does not cover any civil money penalties or fines imposed by government authorities and may not cover all other claims that have been or might be brought against us, or continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3 Defaults Upon Senior Securities

None

ITEM 4 Mine Safety Disclosures

Not applicable

ITEM 5 Other Information

None

ITEM 6 Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of the Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of the Registrant

32*	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350

101**	The following financial information from Pacific Continental Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
**	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION (Registrant)

Dated	August 8, 2013	/s/ Hal Brown

Hal Brown
Chief Executive Officer
(Duly Authorized Officer; Principal Executive Officer)

Dated	August 8, 2013	/s/ Michael A. Reynolds

Michael A. Reynolds
Executive Vice President and Chief Financial Officer (Duly Authorized Officer; Principal Financial Officer)