Form 10-Q
period 2013-09-30
PACIFIC CONTINENTAL CORP
filed 2013-11-07
CIK 1084717

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

COMMISSION FILE NUMBER: 0-30106

PACIFIC CONTINENTAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

OREGON	93-1269184
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

111 West 7th Avenue Eugene, Oregon	97401
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock of the registrant as of November 1, 2013 was 17,888,310

PACIFIC CONTINENTAL CORPORATION

FORM 10-Q

QUARTERLY REPORT

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

Pacific Continental Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2013	December 31, 2012	September 30, 2012
ASSETS
Cash and due from banks	$42,555	$28,607	$20,840
Interest-bearing deposits with banks	54	94	53

Total cash and cash equivalents	42,609	28,701	20,893
Securities available-for-sale	347,506	389,885	406,175
Loans, less allowance for loan losses and net deferred fees	960,916	854,071	819,922
Interest receivable	4,608	4,520	4,861
Federal Home Loan Bank stock	10,523	10,462	10,557
Property and equipment, net of accumulated depreciation	19,116	19,238	19,478
Goodwill and intangible assets	23,710	22,031	22,068
Deferred tax asset	9,438	6,230	6,803
Taxes receivable	130	—	—
Other real estate owned	16,602	17,972	19,235
Prepaid FDIC assessment	—	1,746	1,998
Bank-owned life insurance	16,008	15,621	15,469
Other assets	3,712	3,010	2,963

Total assets	$1,454,878	$1,373,487	$1,350,422

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$379,598	$329,825	$304,016
Savings and interest-bearing checking	565,204	554,693	520,218
Time $100,000 and over	81,569	73,610	77,790
Other time	91,158	88,026	78,138

Total deposits	1,117,529	1,046,154	980,162
Federal funds and overnight funds purchased	—	11,570	9,385
Federal Home Loan Bank borrowings	145,000	118,000	165,000
Junior subordinated debentures	8,248	8,248	8,248
Accrued interest and other payables	4,423	6,134	4,848

Total liabilities	1,275,200	1,190,106	1,167,643

Shareholders’ equity
Common stock, shares authorized: 50,000,000; shares issued and outstanding: 17,888,251 at September 30, 2013, 17,835,088 at December 31, 2012, and 17,900,188 at September 30, 2012	133,597	133,017	133,385
Retained earnings	45,533	44,533	43,113
Accumulated other comprehensive income	548	5,831	6,281

	179,678	183,381	182,779

Total liabilities and shareholders’ equity	$1,454,878	$1,373,487	$1,350,422

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest and dividend income
Loans	$14,028	$11,971	$39,793	$36,089
Taxable securities	1,489	1,490	4,164	4,886
Tax-exempt securities	488	420	1,430	1,162
Federal funds sold & interest-bearing deposits with banks	2	2	7	4

	16,007	13,883	45,394	42,141

Interest expense
Deposits	801	992	2,586	3,149
Federal Home Loan Bank & Federal Reserve borrowings	292	364	905	1,259
Junior subordinated debentures	51	38	140	116
Federal funds purchased	5	4	12	20

	1,149	1,398	3,643	4,544

Net interest income	14,858	12,485	41,751	37,597
Provision for loan losses	—	—	250	1,900

Net interest income after provision for loan losses	14,858	12,485	41,501	35,697

Noninterest income
Service charges on deposit accounts	487	463	1,436	1,359
Other fee income, principally bankcard	432	408	1,217	1,205
Mortgage banking income	—	—	—	72
Bank-owned life insurance income	131	157	387	432
Net loss on sale of investment securities	—	—	(8)	—
Impairment losses on investment securities (OTTI)	—	—	(16)	—
Other noninterest income	397	387	1,248	1,290

	1,447	1,415	4,264	4,358

Noninterest expense
Salaries and employee benefits	5,541	4,720	16,344	14,721
Premises and equipment	919	838	2,746	2,553
Data processing	659	538	1,954	1,543
Legal and professional services	421	435	1,460	1,378
Business development	421	411	1,375	1,088
FDIC insurance assessment	231	285	674	814
Bankcard processing	150	147	418	440
Other real estate expense	1,185	466	1,762	1,082
Merger related expense	—	—	1,246	—
Other noninterest expense	879	875	2,708	2,579

	10,406	8,715	30,687	26,198

Income before provision for income taxes	5,899	5,185	15,078	13,857
Provision for income taxes	1,959	1,747	4,963	4,587

Net income	$3,940	$3,438	$10,115	$9,270

Earnings per share
Basic	$0.22	$0.19	$0.57	$0.51

Diluted	$0.22	$0.19	$0.56	$0.51

Weighted average shares outstanding
Basic	17,888,182	17,978,081	17,865,582	18,166,377
Common stock equivalents attributable to stock-based awards	221,100	152,964	191,046	152,957

Diluted	18,109,282	18,131,045	18,056,628	18,319,334

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$3,940	$3,438	$10,115	$9,270
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gain (loss) arising during the quarter	528	2,679	(8,998)	4,420
Reclassification adjustment for losses realized in net income	—	—	24	—
Income tax (expense) benefit	(206)	(1,026)	3,500	(1,693)
Derivative agreements—cash flow hedge
Unrealized (loss) gain arising during the quarter	(38)	—	313	—
Income tax benefit (expense)	15	—	(122)	—

Total other comprehensive (loss) income, net of tax	299	1,653	(5,283)	2,727

Total comprehensive income	$4,239	$5,091	$4,832	$11,997

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2011	18,435,084	$137,844	$37,468	$3,554	$178,866
Net income	—	—	12,653	—	12,653
Other comprehensive income, net of tax	—	—	—	2,277	2,277

Comprehensive income	—	—	—	—	14,930

Stock issuance	7,987	70	—	—	70
Stock options exercised and related tax benefit	10,666	78	—	—	78
Stock options exercised	18,333	130	—	—	130
Shares exchanged in payment of option exercise consideration	(14,166)	(129)	—	—	(129)
Stock repurchased	(641,637)	(5,676)	—	—	(5,676)
Share based compensation net of vested RSUs surrendered to cover tax consequences	18,821	700	—	—	700
Cash dividends	—	—	(5,588)	—	(5,588)

Balance, December 31, 2012	17,835,088	$133,017	$44,533	$5,831	$183,381

Net income	—	—	10,115	—	10,115
Other comprehensive loss, net of tax	—	—	—	(5,283)	(5,283)

Comprehensive income	—	—	—	—	4,832

Stock issuance	10,179	110	—	—	110
Share based compensation net of vested RSUs and SARs surrendered to cover tax consequences	42,984	470	—	—	470
Cash dividends	—	—	(9,115)	—	(9,115)

Balance, September 30, 2013	17,888,251	$133,597	$45,533	$548	$179,678

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$10,115	$9,270
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, net of accretion	6,798	7,145
Valuation adjustment on foreclosed assets	1,436	1,093
Provision for loan losses	250	1,900
Deferred income taxes	620	2,190
BOLI income	(387)	(431)
Share-based compensation	877	654
Other than temporary impairment on investment securities	16	—
Loss on sale of investment securities	8	—
Loss on sale of foreclosed assets	—	(100)
Excess tax benefit of stock options exercised	—	(11)
Production of mortgage loans held-for-sale	—	(2,259)
Proceeds from the sale of mortgage loans held-for-sale	—	3,317
Change in:
Interest receivable	162	(136)
Deferred loan fees	114	90
Accrued interest payable and other liabilities	(1,758)	(899)
Income taxes receivable	1,415	—
Other assets	(462)	(205)

Net cash provided by operating activities	19,204	21,618

Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale investment securities	84,788	72,703
Purchase of available-for-sale investment securities	(56,908)	(133,800)
Net loan principal originations	(44,425)	(30,135)
Net purchase of property and equipment	(835)	(394)
Proceeds on sale of foreclosed assets	489	4,206
Purchase of energy tax credits	—	(14)
Redemption of FHLB stock	293	95
Cash consideration paid, net of cash acquired in merger	(2,891)	—

Net cash used by investing activities	(19,489)	(87,339)

Cash flows from financing activities:
Change in deposits	8,165	14,908
Change in federal funds purchased and FHLB short-term borrowings	6,237,175	72,585
FHLB advances repayment	(6,221,745)	(53,000)
Proceeds from FHLB term advances originated	—	41,000
Proceeds from stock options exercised	—	198
Income tax benefit from stock options exercised	—	11
Shares surrendered in exchange for option exercise consideration	—	(129)
Dividends paid	(9,115)	(3,625)
Repurchase of common stock	—	(5,088)
Vested RSUs surrendered by employee to cover tax consequence	(287)	(105)

Net cash provided by financing activities	14,193	66,755

Net decrease in cash and cash equivalents	13,908	1,034
Cash and cash equivalents, beginning of period	28,701	19,859

Cash and cash equivalents, end of period	$42,609	$20,893

Supplemental information:
Noncash investing and financing activities:
Transfers of loans to foreclosed assets	$555	$13,434
Change in fair value of securities, net of deferred income taxes	$(5,283)	$2,727
Cash paid during the period for:
Income taxes	$3,550	$3,159
Interest	$3,544	$4,457

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

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair values of securities available-for-sale at September 30, 2013, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Securities in Continuous Unrealized Loss Position For Less Than 12 Months	Securities in Continuous Unrealized Loss Position For 12 Months or Longer
Unrealized Loss Positions
Obligations of U.S. government agencies	$8,109	$—	$(119)	$7,990	$7,990	$—
Obligations of states and political subdivisions	39,036	—	(2,230)	36,806	35,831	975
Private-label mortgage-backed securities	2,987	—	(238)	2,749	1,496	1,253
Mortgage-backed securities	104,093	—	(1,799)	102,294	76,814	25,480

	154,225	—	(4,386)	149,839	122,131	27,708

Unrealized Gain Positions
Obligations of U.S. government agencies	18,523	387	—	18,910
Obligations of states and political subdivisions	41,056	1,503	—	42,559
Private-label mortgage-backed securities	3,300	107	—	3,407
Mortgage-backed securities	129,817	2,974	—	132,791

	192,696	4,971	—	197,667

	$346,921	$4,971	$(4,386)	$347,506

At September 30, 2013, unrealized losses existed on certain securities classified as obligations of U.S. government agencies, obligations of state and political subdivisions, private-label mortgage-backed securities and mortgage-backed securities. The unrealized losses on agency mortgage-backed securities and securities that are obligations of U.S. government agencies were deemed to be temporary, as these securities retain strong credit ratings, continue to perform adequately, and are backed by various government-sponsored enterprises (“GSEs”). These decreases in fair value are associated with the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and are not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities has resulted from current economic conditions. Although yields on these securities may be below market rates during the period, no loss of principal is expected.

At September 30, 2013, of the 447 investment securities held, there were 184 in unrealized loss positions. The unrealized loss associated with the investments of $27,708 in a continuous unrealized loss position for twelve months or longer was $808, of which $199 was related to private-label mortgage-backed securities, $545 was related to agency mortgage-backed securities, and $64 was related to obligations of states and political subdivisions. The Company has no current intent, nor is it more likely than not that it will be required, to sell these securities before the recovery of carrying value.

During the third quarter 2013, management reviewed all of its private-label mortgage-backed securities for the presence of other-than-temporary impairment (“OTTI”) and determined no additional OTTI was required. Management’s evaluation included the use of independently generated third-party credit surveillance reports that analyze the loans underlying each security. These reports include estimates of default rates and severities, life collateral loss rates, and static voluntary prepayment assumptions to generate estimated cash flows at the individual security level. Additionally, management considered factors such as downgraded credit ratings, severity and duration of the impairments, the stability of the issuers, and any discounts paid when the securities were purchased. Management has considered all available information related to the collectability of the impaired investment securities and believes that the estimated credit loss is appropriate.

Following is a tabular roll-forward of the amount of credit-related OTTI recognized in earnings during the three and nine months ended September 30, 2013, and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Balance, beginning of period:	$220	$204	$220	$204
Additions:
Initial OTTI credit loss	—	—	—	—

Balance, end of period:	$220	$204	$220	$204

At September 30, 2013, seven of the Company’s private-label mortgage-backed securities with an amortized cost of $2,721 were classified as substandard as their underlying credit was considered impaired. Securities with an amortized cost of $3,281 and $3,261 were classified as substandard at December 31, 2012, and September 30, 2012, respectively.

At September 30, 2013, the projected average life of the securities portfolio was 4.77 years.

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2012, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Securities in Continuous Unrealized Loss Position For Less Than 12 Months	Securities in Continuous Unrealized Loss Position For 12 Months or Longer
Unrealized Loss Positions
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	12,540	—	(137)	12,403	12,403	—
Private-label mortgage-backed securities	3,130	—	(435)	2,695	—	2,696
Mortgage-backed securities	95,803	—	(850)	94,953	77,797	14,155

	111,473	—	(1,422)	110,051	90,200	16,851

Unrealized Gain Positions
Obligations of U.S. government agencies	17,175	669	—	17,844
Obligations of states and political subdivisions	64,845	4,253	—	69,098
Private-label mortgage-backed securities	5,704	201	—	5,905
Mortgage-backed securities	181,257	5,730	—	186,987

	268,981	10,853	—	279,834

	$380,454	$10,853	$(1,422)	$389,885

At December 31, 2012, of the 450 investment securities held, there were 20 in unrealized loss positions. The unrealized loss associated with the investments of $19,851 in a continuous unrealized loss position for twelve months or longer was $604, of which $435 was related to private-label mortgage backed securities, and $169 was related to mortgage-backed securities.

The amortized cost and estimated fair values of securities available-for-sale at September 30, 2012, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Securities in Continuous Unrealized Loss Position for Less Than 12 Months	Securities in Continuous Unrealized Loss Position For 12 Months or Longer
Unrealized Loss Positions
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	8,403	—	(80)	8,323	8,323	—
Private-label mortgage-backed securities	3,261	—	(510)	2,751	—	2,751
Mortgage-backed securities	75,702	—	(581)	75,121	57,743	17,378

	87,366	—	(1,171)	86,195	66,066	20,129

Unrealized Gain Positions
Obligations of U.S. government agencies	17,185	681	—	17,866
Obligations of states and political subdivisions	67,019	4,454	—	71,473
Private-label mortgage-backed securities	6,064	207	—	6,271
Mortgage-backed securities	218,360	6,010	—	224,370

	308,628	11,352	—	319,980

	$395,994	$11,352	$(1,171)	$406,175

At September 30, 2012, of the 457 investment securities held, there were 92 in unrealized loss positions, of which $20,129 had been in a continuous loss position for twelve months or longer. The unrealized loss associated with the investments of $20,129 in a continuous unrealized loss position for twelve months or longer was $1,091.

The amortized cost and estimated fair value of securities at September 30, 2013, December 31, 2012, and September 30, 2012, by maturity are shown below. Obligations of U.S. government agencies and states and political subdivisions are shown by contractual maturity. Mortgage-backed securities are shown by projected average life.

	September 30, 2013		December 31, 2012		September 30, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$17,285	$17,388	$55,559	$55,690	$48,514	$48,550
Due after one year through 5 years	179,366	181,527	182,156	185,857	190,881	194,534
Due after 5 years through 10 years	140,288	139,523	138,243	143,698	150,947	157,321
Due after 10 years	9,982	9,068	4,496	4,640	5,652	5,770

	$346,921	$347,506	$380,454	$389,885	$395,994	$406,175

Municipal securities with a book value of $1,851 were sold during the first quarter of 2013. These securities were sold at a loss of $8. There were no investment securities sold during the third quarter of 2013 or during 2012.

At September 30, 2013, securities with an aggregate amortized cost of $24,348 (estimated aggregate market value of $23,979) were pledged to secure certain public deposits as required by law. At September 30, 2013, securities with an aggregate amortized cost of $2,501 (estimated aggregate market value of $2,608) were pledged for repurchase accounts. At September 30, 2013, there were no balances outstanding on any repurchase agreements.

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

Major classifications of period-end loans, including loans held-for-sale, are as follows:

	September 30, 2013	% of gross loans	December 31, 2012	% of gross loans	September 30, 2012	% of gross loans
Real estate secured loans:
Permanent Loans:
Multi-family residential	$47,795	4.88%	$45,212	5.19%	$43,080	5.15%
Residential 1-4 family	49,206	5.03%	51,437	5.90%	53,556	6.40%
Owner-occupied commercial	244,828	25.02%	219,276	25.17%	222,374	26.57%
Nonowner-occupied commercial	164,708	16.83%	145,315	16.68%	140,104	16.74%

Total permanent real estate loans	506,537	51.76%	461,240	52.94%	459,114	54.86%
Construction Loans:
Multi-family residential	22,929	2.34%	17,022	1.95%	12,794	1.53%
Residential 1-4 family	29,880	3.05%	20,390	2.34%	18,108	2.16%
Commercial real estate	24,106	2.46%	23,235	2.67%	15,817	1.89%
Commercial bare land and acquisition & development	11,191	1.14%	10,668	1.22%	9,887	1.18%
Residential bare land and acquisition & development	7,053	0.72%	8,405	0.96%	9,108	1.09%

Total construction real estate loans	95,159	9.72%	79,720	9.14%	65,714	7.85%

Total real estate loans	601,696	61.48%	540,960	62.08%	524,828	62.71%
Commercial loans	372,129	38.02%	325,604	37.38%	306,870	36.66%
Consumer loans	3,660	0.37%	3,581	0.41%	3,941	0.47%
Other loans	1,188	0.12%	1,112	0.13%	1,334	0.16%

Gross loans	978,673	100.00%	871,257	100.00%	836,973	100.00%
Deferred loan origination fees	(955)		(840)		(768)

	977,718		870,417		836,205
Allowance for loan losses	(16,802)		(16,346)		(16,283)

Total loans, net of allowance for loan losses and net deferred fees	$960,916		$854,071		$819,922

At September 30, 2013, outstanding loans to dental professionals totaled $303,911 and represented 31.05% of total outstanding loans compared to dental professional loans of $270,782 or 31.08% of total outstanding loans at December 31, 2012, and $245,606 or 29.30% of total outstanding loans at September 30, 2012. See Note 4 for additional information on the dental loan portfolio. There are no other industry concentrations in excess of 10.00% of the total loan portfolio. However, as of September 30, 2013, approximately 61.48% of the Company’s loan portfolio was collateralized by real estate and is, therefore, susceptible to changes in real estate market conditions.

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

Acquired loans presented below at September 30, 2013, and the acquisition date:

	September 30, 2013	February 1, 2013
Contractually required principal payments	$49,227	$65,532
Purchase adjustment for credit and interest rate	(1,461)	(2,193)

Balance of acquired loans	$47,766	$63,339

The acquisition of Century Bank is not considered significant to the Company’s financial statements, therefore pro forma financial information is not presented.

Allowance for loan losses

A summary of activity in the allowance for loan losses for the three and nine months ended September 30, 2013, and 2012 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$16,303	$16,175	$16,346	$14,941
Provision charged to income	—	—	250	1,900
Loans charged against allowance	(221)	(1,140)	(1,049)	(2,809)
Recoveries credited to allowance	720	1,248	1,255	2,251

Balance, end of period	$16,802	$16,283	$16,802	$16,283

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

Estimated credit losses reflect consideration of all significant factors that affect the collectability of the loan portfolio. The historical loss rate for each group of loans with similar risk characteristics is determined based on the Company’s own loss experience in that group. Historical loss experience and recent trends in losses provide a reasonable starting point for analysis, however they do not by themselves form a sufficient basis to determine the appropriate level for the allowance for loan losses. Qualitative or environmental factors that are likely to cause estimated credit losses to differ from historical losses are also considered, including but not limited to:

•	Changes in international, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.

•	Changes in the nature and volume of the portfolio and in the terms of loans.

•	Changes in the experience, ability, and depth of lending management and other relevant staff.

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.

•	Changes in the quality of the institution’s loan review system.

•	Changes in the value of underlying collateral for collateral-dependent loans.

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.

•	Changes in the current and future US political environment, including debt ceiling negotiations, government shutdown and healthcare reform that may affect national, regional and local economic conditions, taxation, or disruption of national or global financial markets.

The adequacy of the allowance for loan losses and the reserve for unfunded commitments is determined using a systematic methodology and is monitored regularly based on management’s evaluation of numerous factors. For each portfolio segment, these factors include:

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

A summary of the activity in the allowance for loan losses by major loan classification follows:

	For the three months ended September 30, 2013
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$4,760	$9,200	$1,557	$65	$721	$16,303
Charge-offs	(7)	(206)	—	(8)	—	(221)
Recoveries	713	2	3	2	—	720
Provision	45	(951)	75	11	820	—

Ending balance	$5,511	$8,045	$1,635	$70	$1,541	$16,802

	For the nine months ended September 30, 2013
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$3,846	$9,457	$1,987	$70	$986	$16,346
Charge-offs	(621)	(403)	—	(25)	—	(1,049)
Recoveries	952	278	19	6	—	1,255
Provision	1,334	(1,287)	(371)	19	555	250

Ending balance	$5,511	$8,045	$1,635	$70	$1,541	$16,802

	Balances as of September 30, 2013
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$5,490	$8,043	$1,635	$70	$1,541	$16,779
Ending allowance: individually evaluated for impairment	21	2	—	—	—	23

Total ending allowance	$5,511	$8,045	$1,635	$70	$1,541	$16,802

Ending loan balance: collectively evaluated for impairment	$368,944	$500,493	$94,876	$3,660	$—	$967,973
Ending loan balance: individually evaluated for impairment	4,373	6,044	283	—	—	10,700

Total ending loan balance	$373,317	$506,537	$95,159	$3,660	$—	$978,673

	Balances as of December 31, 2012
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$3,844	$9,456	$1,987	$70	$986	$16,343
Ending allowance: individually evaluated for impairment	2	—	—	—	—	2

Total ending allowance	$3,846	$9,456	$1,987	$70	$986	$16,345

Ending loan balance: collectively evaluated for impairment	$322,677	$455,206	$79,619	$3,581	$—	$861,083
Ending loan balance: individually evaluated for impairment	4,039	6,034	101	—	—	10,174

Total ending loan balance	$326,716	$461,240	$79,720	$3,581	$—	$871,257

	Balances as of September 30, 2012
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$3,682	$8,722	$1,987	$79	$1,741	$16,211
Ending allowance: individually evaluated for impairment	26	46	—	—	—	72

Total ending allowance	$3,708	$8,768	$1,987	$79	$1,741	$16,283

Ending loan balance: collectively evaluated for impairment	$303,290	$452,185	$65,610	$3,941	$—	$825,026
Ending loan balance: individually evaluated for impairment	4,914	6,929	104	—	—	11,947

Total ending loan balance	$308,204	$459,114	$65,714	$3,941	$—	$836,973

Management believes that the allowance for loan losses was adequate as of September 30, 2013. However, future loan losses may exceed the levels provided for in the allowance for loan losses and could possibly result in additional charges to the provision for loan losses.

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

The following tables present the Company’s loan portfolio information by loan type and credit grade at September 30, 2013, December 31, 2012, and September 30, 2012:

Credit Quality Indicators

As of September 30, 2013

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$46,487	$—	$1,308	$—	$47,795
Residential 1-4 family	40,181	—	9,025	—	49,206
Owner-occupied commercial	234,794	4,297	5,737	—	244,828
Nonowner-occupied commercial	158,944	—	5,764	—	164,708

Total real estate loans	480,406	4,297	21,834	—	506,537
Construction
Multi-family residential	22,929	—	—	—	22,929
Residential 1-4 family	29,683	—	197	—	29,880
Commercial real estate	22,548	—	1,558	—	24,106
Commercial bare land and acquisition & development	10,980	—	211	—	11,191
Residential bare land and acquisition & development	4,475	—	2,578	—	7,053

Total construction loans	90,615	—	4,544	—	95,159
Commercial and other	360,749	—	12,551	17	373,317
Consumer	3,630	—	30	—	3,660

Totals	$935,400	$4,297	$38,959	$17	$978,673

Credit Quality Indicators

As of December 31, 2012

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$43,883	$—	$1,329	$—	$45,212
Residential 1-4 family	43,458	—	7,979	—	51,437
Owner-occupied commercial	208,713	—	10,563	—	219,276
Nonowner-occupied commercial	141,762	—	3,553	—	145,315

Total real estate loans	437,816	—	23,424	—	461,240
Construction
Multi-family residential	17,022	—	—	—	17,022
Residential 1-4 family	20,278	—	112	—	20,390
Commercial real estate	21,646	—	1,589	—	23,235
Commercial bare land and acquisition & development	10,668	—	—	—	10,668
Residential bare land and acquisition & development	5,449	—	2,956	—	8,405

Total construction loans	75,063	—	4,657	—	79,720
Commercial and other	317,250	—	9,466	—	326,716
Consumer	3,544	—	37	—	3,581

Totals	$833,673	$—	$37,584	$—	$871,257

Credit Quality Indicators

As of September 30, 2012

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$41,744	$—	$1,336	$—	$43,080
Residential 1-4 family	44,899	—	8,657	—	53,556
Owner-occupied commercial	212,243	—	10,131	—	222,374
Nonowner-occupied commercial	136,518	—	3,586	—	140,104

Total real estate loans	435,404	—	23,710	—	459,114
Construction
Multi-family residential	12,794	—	—	—	12,794
Residential 1-4 family	17,916	—	192	—	18,108
Commercial real estate	14,219	—	1,598	—	15,817
Commercial bare land and acquisition & development	9,887	—	—	—	9,887
Residential bare land and acquisition & development	6,096	—	3,012	—	9,108

Total construction loans	60,912	—	4,802	—	65,714
Commercial and other	298,136	—	10,068	—	308,204

Consumer	3,874	—	67	—	3,941

Totals	$798,326	$—	$38,647	$—	$836,973

At September 30, 2013, December 31, 2012, and September 30, 2012, the Company had $668, $252 and $232, respectively, in contingent liabilities on its classified loans.

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

The following tables present an aged analysis of past due and nonaccrual loans at September 30, 2013, December 31, 2012, and September 30, 2012:

Age Analysis of Loans Receivable

As of September 30, 2013

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$47,795	$47,795
Residential 1-4 family	—	—	—	1,206	1,206	48,000	49,206
Owner-occupied commercial	166	166	—	2,235	2,567	242,261	244,828
Nonowner-occupied commercial	1,096	559	—	139	1,794	162,914	164,708

Total real estate loans	1,262	725	—	3,580	5,567	500,970	506,537
Construction
Multi-family residential	—	—	—	—	—	22,929	22,929
Residential 1-4 family	—	—	—	—	—	29,880	29,880
Commercial real estate	—	—	—	—	—	24,106	24,106
Commercial bare land and acquisition & development	—	—	—	—	—	11,191	11,191
Residential bare land and acquisition & development	—	—	—	—	—	7,053	7,053

Total construction loans	—	—	—	—	—	95,159	95,159
Commercial and other	1,292	325	—	2,361	3,978	369,339	373,317
Consumer	5	—	—	—	5	3,655	3,660

Total	$2,559	$1,050	$—	$5,941	$9,550	$969,123	$978,673

Age Analysis of Loans Receivable

As of December 31, 2012

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$45,212	$45,212
Residential 1-4 family	351	318	—	1,140	1,809	49,628	51,437
Owner-occupied commercial	—	—	—	3,805	3,805	215,471	219,276
Nonowner-occupied commercial	1,404	—	—	—	1,404	143,911	145,315

Total real estate loans	1,755	318	—	4,945	7,018	454,222	461,240
Construction
Multi-family residential	—	—	—	—	—	17,022	17,022
Residential 1-4 family	234	—	—	—	234	20,156	20,390
Commercial real estate	—	—	—	—	—	23,235	23,235
Commercial bare land and acquisition & development	—	—	—	—	—	10,668	10,668
Residential bare land and acquisition & development	—	—	—	101	101	8,304	8,405

Total construction loans	234	—	—	101	335	79,385	79,720
Commercial and other	264	—	—	4,315	4,579	322,137	326,716
Consumer	8	—	—	—	8	3,573	3,581

Total	$2,261	$318	$—	$9,361	$11,940	$859,317	$871,257

Age Analysis of Loans Receivable

As of September 30, 2012

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$43,080	$43,080
Residential 1-4 family	208	—	—	2,517	2,725	50,831	53,556
Owner-occupied commercial	—	340	—	3,624	3,964	218,410	222,374
Nonowner-occupied commercial	92	—	—	—	92	140,012	140,104

Total real estate loans	300	340	—	6,141	6,781	452,333	459,114
Construction
Multi-family residential	—	—	—	—	—	12,794	12,794
Residential 1-4 family	192	—	—	—	192	17,916	18,108
Commercial real estate	1,598	—	—	—	1,598	14,219	15,817
Commercial bare land and acquisition & development	—	—	—	—	—	9,887	9,887
Residential bare land and acquisition & development	—	—	—	104	104	9,004	9,108

Total construction loans	1,790	—	—	104	1,894	63,820	65,714
Commercial and other	1,508	—	—	4,578	6,086	302,118	308,204
Consumer	5	—	—	—	5	3,936	3,941

Total	$3,603	$340	$—	$10,823	$14,766	$822,207	$836,973

Impaired Loans

Regular credit reviews of the portfolio are performed to identify loans that are considered potentially impaired. Potentially impaired loans are reviewed and included in the specific calculation of allowance for loan losses if considered impaired. A loan is considered impaired when, based on current information and events, the Company is unlikely to collect all principal and interest due according to the terms of the loan agreement. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. Impaired loans are often reported net of government guarantees to the extent that the guarantees are expected to be collected. Impaired loans generally include all loans classified as nonaccrual and troubled debt restructurings.

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

The following tables display an analysis of the Company’s impaired loans at September 30, 2013, December 31, 2012, and September 30, 2012:

Impaired Loan Analysis

As of September 30, 2013

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	1,489	1,840	—	2,203	—
Owner-occupied commercial	3,329	3,800	—	3,363	—
Nonowner-occupied commercial	908	908	—	786	32

Total real estate loans	5,726	6,548	—	6,352	32
Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	178	—
Residential bare land and acquisition & development	283	283	—	457	12

Total construction loans	283	283	—	635	12
Commercial and other	3,839	8,941	—	2,697	81
Consumer	—	—	—	—	—

With an allowance recorded
Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	318	318	2	288	16
Owner-occupied commercial	—	—	—	188	—
Nonowner-occupied commercial	—	—	—	—	—

Total real estate loans	318	318	2	476	16
Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—	—

Total construction loans	—	—	—	—	—
Commercial and other	534	534	21	919	7
Consumer	—	—	—	—	—

Total
Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	1,807	2,158	2	2,491	16
Owner-occupied commercial	3,329	3,800	—	3,551	—
Nonowner-occupied commercial	908	908	—	786	32

Total real estate loans	6,044	6,866	2	6,828	48
Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	178	—
Residential bare land and acquisition & development	283	283	—	457	12

Total construction loans	283	283	—	635	12
Commercial and other	4,373	9,475	21	3,616	88
Consumer	—	—	—	—	—

Total impaired loans	$10,700	$16,624	$23	$11,079	$148

Impaired Loan Analysis

As of December 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	1,447	2,032	—	3,068	—
Owner-occupied commercial	4,229	5,069	—	4,157	21
Nonowner-occupied commercial	358	358	—	153	11

Total real estate loans	6,034	7,459	—	7,378	32
Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	544	—
Commercial real estate	—	—	—	1,219	—
Commercial bare land and acquisition & development	—	—	—	5,621	—
Residential bare land and acquisition & development	101	173	—	1,024	—

Total construction loans	101	173	—	8,408	—
Commercial and other	3,921	9,417	—	5,056	2
Consumer	—	—	—	—	—

With an allowance recorded
Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	—	—	—	18	—
Owner-occupied commercial	—	—	—	681	—
Nonowner-occupied commercial	—	—	—	12	—

Total real estate loans	—	—	—	711	—
Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—	—

Total construction loans	—	—	—	—	—
Commercial and other	118	129	2	148	—
Consumer	—	—	—	—	—

Total
Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	1,447	2,032	—	3,086	—
Owner-occupied commercial	4,229	5,069	—	4,838	21
Nonowner-occupied commercial	358	358	—	165	11

Total real estate loans	6,034	7,459	—	8,089	32
Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	544	—
Commercial real estate	—	—	—	1,219	—
Commercial bare land and acquisition & development	—	—	—	5,621	—
Residential bare land and acquisition & development	101	173	—	1,024	—

Total construction loans	101	173	—	8,408	—
Commercial and other	4,039	9,546	2	5,204	2
Consumer	—	—	—	—	—

Total impaired loans	$10,174	$17,178	$2	$21,701	$34

Impaired Loan Analysis

As of September 30, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	2,517	3,557	—	3,495	—
Owner-occupied commercial	3,746	4,587	—	4,174	17
Nonowner-occupied commercial	220	220	—	59	—

Total real estate loans	6,483	8,364	—	7,728	17
Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	724	—
Commercial real estate	—	—	—	1,624	—
Commercial bare land and acquisition & development	—	—	—	7,488	—
Residential bare land and acquisition & development	104	175	—	1,327	—

Total construction loans	104	175	—	11,163	—
Commercial and other	4,597	9,788	—	5,298	14
Consumer	—	—	—	—	—

With an allowance recorded
Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	—	—	—	24	—
Owner-occupied commercial	303	303	—	907	—
Nonowner-occupied commercial	143	143	—	16	—

Total real estate loans	446	446	—	947	—
Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—	—

Total construction loans	—	—	—	—	—
Commercial and other	317	317	72	189	21
Consumer	—	—	—	—	—

Total
Real estate
Multi-family residential	$—	$—	$—	$—	$—
Residential 1-4 family	2,517	3,557	—	3,519	—
Owner-occupied commercial	4,049	4,890	—	5,081	17
Nonowner-occupied commercial	363	363	—	75	—

Total real estate loans	6,929	8,810	—	8,675	17
Construction
Multi-family residential	—	—	—	—	—
Residential 1-4 family	—	—	—	724	—
Commercial real estate	—	—	—	1,624	—
Commercial bare land and acquisition & development	—	—	—	7,488	—
Residential bare land and acquisition & development	104	175	—	1,327	—

Total construction loans	104	175	—	11,163	—
Commercial and other	4,914	10,105	72	5,487	35
Consumer	—	—	—	—	—

Total impaired loans	$11,947	$19,090	$72	$25,325	$52

The impaired balances reported above are not adjusted for government guarantees of $1,354, $681, and $1,431 at September 30, 2013, December 31, 2012, and September 30, 2012, respectively. The recorded investment in impaired loans, net of government guarantees, totaled $9,346, $9,493 and $10,516 at September 30, 2013, December 31, 2012, and September 30, 2012, respectively. The specific valuation allowance for impaired loans was $23, $2 and $72 at September 30, 2013, December 31, 2012, and September 30, 2012, respectively.

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

The following table displays the Company’s TDRs by class at September 30, 2013, December 31, 2012, and September 30, 2012:

	September 30, 2013		Troubled Debt Restructurings as of December 31, 2012		September 30, 2012
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
Real estate
Multifamily residential	—	$—	—	$—	—	$—
Residential 1-4 family	8	1,108	8	565	9	1,408
Owner-occupied commercial	5	1,973	5	2,095	5	2,133
Non owner-occupied commercial	2	698	1	140	1	143

Total real estate loans	15	3,779	14	2,800	15	3,684
Construction
Multifamily residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	—	—	5	101	5	104

Total construction loans	—	—	5	101	5	104
Commercial and other	11	2,406	8	589	7	973
Consumer	—	—	—	—	—	—

	26	$6,185	27	$3,490	27	$4,761

The recorded investment in TDRs in nonaccrual status totaled $1,911, $2,336, and $3,855 at September 30, 2013, December 31, 2012, and September 30, 2012, respectively. The Company’s policy is that loans placed on nonaccrual will typically remain on nonaccrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain. The Company’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

For the nine months ended September 30, 2013, the Company identified 11 TDRs that were newly considered impaired for which impairment was previously measured under the Company’s general loan loss allowance methodology. At September 30, 2013, the total recorded investment in such receivables was $3,396, and the associated allowance for loan losses was $23.

The types of modifications offered can generally be described in the following categories:

Rate Modification - A modification in which the interest rate is modified.

Term Modification - A modification in which the maturity date, timing of payments, or frequency of payments is changed.

Interest-only Modification - A modification in which the loan is converted to interest-only payments for a period of time.

Combination Modification - Any other type of modification, including the use of multiple types of modifications.

The following tables present newly restructured loans that occurred during the nine months ended September 30, 2013, and 2012, respectively:

	Troubled Debt Restructurings Identified during the Nine Months ended September 30, 2013
	Rate Modification	Term Modification	Interest-only Modification	Combination Modification
Real estate
Multi-family residential	$—	$—	$—	$—
Residential 1-4 family	318	—	—	274
Owner-occupied commercial	—	—	—	—
Nonowner-occupied commercial	559	—	—	—

Total real estate loans	877	—	—	274
Construction
Multi-family residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—
Commercial and other	—	778	524	680
Consumer	—	—	—	—

	$877	$778	$524	$954

	Troubled Debt Restructurings Identified during the Nine Months ended September 30, 2012
	Rate Modification	Term Modification	Interest-only Modification	Combination Modification
Real estate
Multi-family residential	$—	$—	$—	$—
Residential 1-4 family	—	—	—	156
Owner-occupied commercial	—	220	—	1,070
Nonowner-occupied commercial	—	—	—	—

Total real estate loans	—	220	—	1,226
Construction
Multi-family residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	104	—	—

Total construction loans	—	104	—	—
Commercial and other	—	270	65	—
Consumer	—	—	—	—

	$—	$594	$65	$1,226

Subsequent to a loan being classified as a TDR, a borrower may become unwilling or unable to abide by the terms of the modified agreement. In such cases of default, the Company takes appropriate action to recover principal and interest payments including the use of foreclosure proceedings. The following table presents loans receivable modified as TDRs that subsequently defaulted within the first 12 months of restructure during the period:

	Troubled Debt Restructurings That Subsequently Defaulted During the Nine Months ended September 30,
	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate
Multi-family residential	—	$—	—	$—
Residential 1-4 family	1	274	2	319
Owner-occupied commercial	1	303	—	—
Nonowner-occupied commercial	1	559	—	—

Total real estate loans	3	1,136	2	319
Construction
Multi-family residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	1	104

Total construction loans	—	—	1	104
Commercial and other	4	289	4	335
Consumer	—	—	—	—

	7	$1,425	7	$758

At September 30, 2013, December 31, 2012, and September 30, 2012, the Company had no commitments to lend additional funds on loans restructured as TDRs.

NOTE 4 – DENTAL LOAN PORTFOLIO

To assist in understanding the concentrations and risks associated with the Company’s loan portfolio, the following Note has been included to provide additional information relating to the Company’s dental loan portfolio. At September 30, 2013, December 31, 2012, and September 30, 2012, loans to dental professionals totaled $303,911, $270,782, and $245,606, respectively, and represented 31.05%, 31.08% and 29.30% in principal amount of outstanding loans. As of September 30, 2013, December 31, 2012, and September 30, 2012, the dental loans were supported by government guarantees totaling $17,491, $18,834 and $19,623, respectively. These guarantees represented 5.76%, 6.96% and 7.99% in principal amount of the outstanding dental loan balances as of such respective dates. The Company defines a “dental loan” as a loan to dental professionals for the purpose of practice expansion, acquisition or other purpose supported by the cash flows of a dental practice.

Loan Classification

Major classifications of dental loans at September 30, 2013, December 31, 2012, and September 30, 2012 were as follows:

	September 30, 2013	December 31, 2012	September 30, 2012
Real estate secured loans:
Owner-occupied commercial	$59,868	$59,327	$52,074
Other dental real estate loans	2,021	3,103	3,159

Total permanent real estate loans	61,889	62,430	55,233
Dental construction loans	5,186	2,093	1,400

Total real estate loans	67,075	64,523	56,633
Commercial loans	236,836	206,259	188,973

Gross loans	$303,911	$270,782	$245,606

Market Area

The Bank’s defined “local market area” is within the states of Oregon and Washington, west of the Cascade Mountain Range. This area is serviced by branch locations in Eugene, Oregon; Portland, Oregon; and Seattle, Washington. The Company also makes national dental loans throughout the United States. National loan relationships are maintained and serviced by Bank personnel primarily located in Portland. The following table summarizes the Bank’s dental lending by borrower location:

	September 30, 2013	December 31, 2012	September 30, 2012
Local	$181,397	$191,908	$177,251
National	122,514	78,874	68,355

Total	$303,911	$270,782	$245,606

Allowance

The allowance for loan losses identified for the dental loan portfolio is established as an amount that management considers adequate to absorb possible losses on existing loans within the dental loan portfolio. The allowance related to the dental loan portfolio consists of general and specific components. The general component is based upon all dental loans collectively evaluated for impairment, including qualitative conditions associated with loan type, national location, start-up financing, practice acquisition financing; and specialty practice financing. The specific component is based upon dental loans individually evaluated for impairment.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$3,522	$2,386	$2,683	$1,824
Provision	(854)	350	382	884
Loans charged against allowance	—	(488)	(444)	(492)
Recoveries credited to allowance	20	—	67	32

Balance, end of period	$2,688	$2,248	$2,688	$2,248

Credit Quality

Please refer to Note 3 for additional information on the definitions of the credit quality indicators.

The following tables present the Company’s dental loan portfolio by market and credit grade at September 30, 2013, December 31, 2012, and September 30, 2012:

	As of September 30, 2013 Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Local	$175,602	$—	$5,794	$—	$181,396
National	121,757	—	758	—	122,515

Total	$297,359	$—	$6,552	$—	$303,911

	As of December 31, 2012 Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Local	$184,872	$—	$7,036	$—	$191,908
National	78,480	—	394	—	78,874

Total	$263,352	$—	$7,430	$—	$270,782

	As of September 30, 2012 Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Local	$171,696	$—	$5,555	$—	$177,251
National	67,959	—	396	—	68,355

Total	$239,655	$—	$5,951	$—	$245,606

Past Due and Nonaccrual Loans

Please refer to Note 3 for additional information on the definitions of “past due.”

The following tables present an aged analysis of the dental loan portfolio by market, including nonaccrual loans, as of September 30, 2013, December 31, 2012, and September 30, 2012:

	As of September 30, 2013
	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Local	$1,292	$346	$—	$1,225	$2,863	$178,533	$181,396
National	—	—	—	224	224	122,291	122,515

Total	$1,292	$346	$—	$1,449	$3,087	$300,824	$303,911

	As of December 31, 2012
	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Local	$—	$—	$—	$2,499	$2,499	$189,409	$191,908
National	—	—	—	—	—	78,874	78,874

Total	$—	$—	$—	$2,499	$2,499	$268,283	$270,782

	As of September 30, 2012
	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Local	$317	$—	$—	$2,148	$2,465	$174,786	$177,251
National	—	—	—	—	—	68,355	68,355

Total	$317	$—	$—	$2,148	$2,465	$243,141	$245,606

NOTE 5 – FEDERAL FUNDS AND OVERNIGHT FUNDS PURCHASED

At September 30, 2013, the Company had unsecured federal funds borrowing lines with various correspondent banks totaling $129,000. At September 30, 2013, December 31, 2012, and September 30, 2012, there was $0, $11,570, and $9,385 outstanding on these lines, respectively.

The Company also has a secured overnight borrowing line available from the Federal Reserve Bank that totaled $92,712, $87,740 and $86,881 at September 30, 2013, December 31, 2012, and September 30, 2012, respectively. The Federal Reserve Bank borrowing line is secured through the pledging of approximately $140,416 of commercial loans under the Company’s Borrower-In-Custody program. At September 30, 2013, December 31, 2012, and September 30, 2012, there were no outstanding borrowings on this line.

NOTE 6 – FEDERAL HOME LOAN BANK BORROWINGS

The Company has a borrowing limit with the FHLB equal to 30.00% of total assets, subject to discounted collateral. The Company does have the ability to access the FHLB excess stock pool, thus borrowing is not limited by FHLB stock held. At September 30, 2013, the maximum borrowing line was $436,463; however, the FHLB borrowing line was limited by the discounted value of collateral pledged. The Company had pledged $430,003 in real estate loans to the FHLB that had a discounted value of $225,546. There was $145,000 borrowed on this line at September 30, 2013.

At December 31, 2012, the maximum FHLB borrowing line was $412,046, and the Company had pledged real estate loans and securities to the FHLB with a discounted value of $226,278. There was $118,000 borrowed on this line at December 31, 2012.

At September 30, 2012, the maximum FHLB borrowing line was $405,127 and the Company had pledged real estate loans and securities to the FHLB with a discounted collateral value of $229,058. There was $165,000 borrowed on this line at September 30, 2012.

	Current Rates	September 30, 2013	December 31, 2012	September 30, 2012
Cash Management Advance
2012	N/A	$—	$—	$122,000
2013	0.20% - 0.31%	104,000	77,000	2,000
2014	N/A	—	—	13,500
2015	0.60% - 1.60%	13,500	13,500	22,500
2016	1.84% - 2.36%	22,500	22,500	3,000
2017	2.28%	3,000	3,000	2,000
Thereafter	3.85%	2,000	2,000	—

		$145,000	$118,000	$165,000

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

For the nine months ended September 30, 2013, 10,179 restricted shares were granted and issued to directors with no restrictions imposed. Additionally, 145,420 RSUs were granted to employees during the first nine months of 2013. The RSUs vest over four years and shares of common stock will be issued as soon as practicable upon vesting. For the nine months ended September 30, 2012, 7,987 restricted shares were granted and issued to directors with no restrictions imposed. Additionally, 164,516 RSUs were granted to employees during the first nine months of 2012.

The following table summarizes the shares and the grant-date fair market values of the equity-based awards granted during the nine months ended September 30, 2013, and 2012:

	Nine months ended September 30,
	2013		2012
	Shares	Fair Market Value	Shares	Fair Market Value
Equity-based awards:
Director restricted stock	$10,179	$110	$7,987	$70
Employee stock options	—	—	—	—
Employee stock SARs	—	—	—	—
Employee RSUs	145,420	1,366	164,516	1,254

	$155,599	$1,476	$172,503	$1,324

The following tables identify the compensation expense recorded and tax benefits received by the Company on its stock-based compensation plans for the three months and nine months ended September 30, 2013, and 2012:

	Three months ended September 30,
	2013		2012
	Compensation Expense	Tax Benefit	Compensation Expense	Tax Benefit
Equity-based awards:
Director restricted stock	$—	$—	$—	$—
Employee stock options	13	—	30	—
Employee stock SARs	27	10	47	16
Employee RSUs	229	87	143	50
Liability-based awards:
Employee cash SARs	10	4	—	—

	$279	$101	$220	$67

	Nine months ended September 30,
	2013		2012
	Compensation Expense	Tax Benefit	Compensation Expense	Tax Benefit
Equity-based awards:
Director restricted stock	$110	$39	$70	$25
Employee stock options	56	—	93	—
Employee stock SARs	100	38	145	51
Employee RSUs	601	228	346	121
Liability-based awards:
Employee cash SARs	10	4	—	—

	$877	$309	$654	$196

During the three months ended September 30, 2013, 4,664 Employee Stock SARs, with a weighted average exercise price of $11.78, were exercised. The exercise resulted in a net issuance to employees of 306 shares of stock, with an intrinsic value of $4. There were no equity based awards vested during the three months ended September 30, 2013. The exercises during the third quarter represented the first time any of the Company’s Employee Stock SARs have been exercised.

During the three months ended September 30, 2013, 845 Employee Cash SARs, with a weighted average exercise price of $12.07, were exercised. The exercise resulted in a cash payment, net of income taxes, to employees of $1. There were no liability based awards vested during the three months ended September 30, 2013. The exercises during third quarter represented the first time any of the Company’s Employee Cash SARs have been exercised.

At September 30, 2013, the Company had estimated unrecognized compensation expense of approximately $27, $53 and $2,304 for unvested stock options, stock-settled SARs, and RSUs, respectively. These amounts are based on forfeiture rates of 20.00% for all stock options and SARs and 13.00% for all RSUs granted to employees. The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested stock options, stock-settled SARs, and RSUs is approximately 0.55, 0.55, and 2.96 years, respectively.

NOTE 8 – FAIR VALUE

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2013, December 31, 2012, and September 30, 2012, in accordance with the provisions of FASB ASC 825 “Financial Instruments.” The use of different assumptions and estimation methods could have a significant effect on the reported fair value amounts. Accordingly, the estimates of fair value herein are not necessarily indicative of the amounts that might be realized in a current market exchange.

	September 30, 2013		December 31, 2012		September 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$42,609	$42,609	$28,701	$28,701	$20,893	$20,893
Securities available-for-sale	347,506	347,506	389,885	389,885	406,175	406,175
Loans	977,718	967,188	870,416	871,802	836,205	836,279
Federal Home Loan Bank stock	10,523	10,523	10,462	10,462	10,557	10,557
Accrued interest receivable	4,608	4,608	4,520	4,520	4,861	4,861
Bank-owned life insurance	16,008	16,008	15,621	15,621	15,469	15,469

Financial liabilities:
Deposits	1,117,529	1,117,840	1,046,154	1,046,165	$980,162	$983,993
Federal funds and overnight funds purchased	—	—	11,570	11,570	9,385	9,385
Federal Home Loan Bank borrowings	145,000	146,032	118,000	119,517	165,000	165,549
Junior subordinated debentures	8,248	2,235	8,248	2,193	8,248	2,162
Accrued interest payable	195	195	218	218	236	236

Cash and cash equivalents – The carrying amount approximates fair value.

Securities available-for-sale– Fair value is based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

The following table presents information about the level in the fair value hierarchy for the Company’s assets and liabilities not measured and carried at fair value as of September 30, 2013:

	Carrying Amount	Fair Value at September 30, 2013
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$42,609	$42,609	$—	$—
Loans	977,718	—	—	967,188
Accrued interest receivable	4,608	4,608	—	—
Federal Home Loan Bank stock	10,523	10,523	—	—
Bank-owned life insurance	16,008	16,008	—	—
Financial liabilities:
Deposits	$1,117,529	$—	$1,117,840	$—
Federal Home Loan Bank borrowings	145,000	—	146,032	—
Junior subordinated debentures	8,248	—	—	2,235
Accrued interest payable	4,423	4,423	—	—

The tables below show assets measured at fair value on a recurring basis as of September 30, 2013, December 31, 2012, and September 30, 2012:

September 30, 2013	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. government agencies	$26,900	$—	$26,900	$—
Obligations of states and political subdivisions	79,365	—	79,365	—
Agency mortgage-backed securities	235,085	—	235,085	—
Private-label mortgage-backed securities	6,156	—	4,624	1,532

Total available-for-sale securities	$347,506	$—	$345,974	$1,532

December 31, 2012	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. government agencies	$17,844	$—	$17,844	$—
Obligations of states and political subdivisions	81,501	—	81,501	—
Agency mortgage-backed securities	281,940	—	281,940	—
Private-label mortgage-backed securities	8,600	—	6,918	1,682

Total available-for-sale securities	$389,885	$—	$388,203	$1,682

September 30, 2012	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. government agencies	$17,866	$—	$17,866	$—
Obligations of states and political subdivisions	79,796	—	79,796	—
Agency mortgage-backed securities	299,490	—	299,490	—
Private-label mortgage-backed securities	9,023	—	7,320	1,703

Total available-for-sale securities	$406,175	$—	$404,472	$1,703

No transfers to or from Levels 1 and 2 occurred on assets measured at fair value on a recurring basis during the nine months ended September 30, 2013, and 2012, or during the year ended December 31, 2012.

The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a recurring basis. Fair value for all classes of available-for-sale securities is estimated by obtaining quoted market prices for identical assets, where available. If such prices are not available, fair value is based on independent asset pricing services and models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, prepayments, defaults, cumulative loss projections, and cash flows. There have been no significant changes in the valuation techniques during the periods reported.

The following table provides a reconciliation of assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and nine months ended September 30, 2013, and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Beginning Balance	$1,589	$1,606	$1,682	$1,719
Transfers to Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	31	174	98	255
Paydowns	(88)	(77)	(248)	(271)
Purchases, issuances, sales and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	—	—

Ending Balance	$1,532	$1,703	$1,532	$1,703

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

The Company’s securities portfolio was valued through its independent third-party pricing service using evaluated pricing models and quoted prices based on market data. For further assurance, the Company’s estimate of fair value was compared to an additional independent third-party estimate at July 31, 2013, and the Company obtained key inputs for a sample of securities across sectors and evaluated those inputs for reasonableness. This analysis was performed at the individual security level and no material variances were noted.

There have been no significant changes in the valuation techniques during the periods reported.

The tables below show assets measured at fair value on a nonrecurring basis as of September 30, 2013, December 31, 2012, and September 30, 2012:

September 30, 2013	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans measured for impairment (net of government guarantees and specific reserves)	$6,948	$—	$—	$6,948
Other real estate owned	16,602	—	—	16,602

	$23,550	$—	$—	$23,550

December 31, 2012	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans measured for impairment (net of government guarantees and specific reserves)	$5,877	$—	$—	$5,877
Other real estate owned	17,972	—	—	17,972

	$23,849	$—	$—	$23,849

September 30, 2012	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans measured for impairment (net of government guarantees and specific reserves)	$7,298	$—	$—	$7,298
Other real estate owned	19,235	—	—	19,235

	$26,533	$—	$—	$26,533

No transfers to or from Level 3 assets measured at fair value on a nonrecurring basis occurred during the nine months ended September 30, 2013, and 2012, or during the year ended December 31, 2012.

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

During the second quarter 2013, the Company entered into an interest rate swap agreement with an $8,000 notional amount to convert its variable-rate Junior Subordinated Debenture debt into a fixed rate for a term of approximately 7 years at a rate of 2.73%. The derivative is designated as a cash flow hedge. The hedge meets the definition of highly effective and the Company expects the hedge to be highly effective throughout the remaining term of the swap. The fair value of the derivative instrument at September 30, 2013, was a $313 unrealized gain, which is recorded in the other asset section of the balance sheet, net of the tax effect. No gain or loss was recognized in earnings for the three months ended September 30, 2013, related to interest rate swaps.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to leverage assets. Management believes that, as of September 30, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of September 30, 2013, and according to Federal Reserve and FDIC guidelines, the Bank was considered to be well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2013:
Total capital (to risk weighted assets)
Bank:	$174,025	16.16%	$86,172	8.00%	$107,715	10.00%
Company:	$176,929	16.42%	$86,213	8.00%	$107,767	10.00%
Tier I capital (to risk weighted assets)
Bank:	$160,517	14.90%	$43,086	4.00%	$64,629	6.00%
Company:	$163,421	15.16%	$43,107	4.00%	$64,660	6.00%
Tier I capital (to leverage assets)
Bank:	$160,517	11.36%	$56,520	4.00%	$70,650	5.00%
Company:	$163,421	11.56%	$56,539	4.00%	$70,673	5.00%
As of December 31, 2012:
Total capital (to risk weighted assets)
Bank:	$173,225	17.90%	$77,426	8.00%	$96,783	10.00%
Company:	$175,671	18.15%	$77,411	8.00%	$96,764	10.00%
Tier I capital (to risk weighted assets)
Bank:	$161,073	16.64%	$38,713	4.00%	$58,070	6.00%
Company:	$163,519	16.90%	$38,706	4.00%	$58,059	6.00%
Tier I capital (to leverage assets)
Bank:	$161,073	12.15%	$53,019	4.00%	$66,273	5.00%
Company:	$163,519	12.33%	$53,030	4.00%	$66,287	5.00%
As of September 30, 2012:
Total capital (to risk weighted assets)
Bank:	$172,595	18.45%	$74,853	8.00%	$93,567	10.00%
Company:	$174,185	18.62%	$71,720	8.00%	$93,523	10.00%
Tier I capital (to risk weighted assets)
Bank:	$160,841	17.19%	$37,427	4.00%	$56,140	6.00%
Company:	$162,431	17.37%	$37,409	4.00%	$56,114	6.00%
Tier I capital (to leverage assets)
Bank:	$160,841	12.41%	$51,848	4.00%	$64,810	5.00%
Company:	$162,431	12.53%	$51,861	4.00%	$64,826	5.00%

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Consolidated Financial Statements alone. The discussion should be read in conjunction with the financial statements and the notes included in this report. Please refer also to our Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in the Company’s 2012 Form 10-K. All dollar amounts, except share and per share data, are expressed in thousands of dollars.

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding projected results for fourth quarter 2013 and full year 2013, the expected interest rate environment and its impact on our business, loan yields and expected prepayments, net interest margin, expectations regarding nonperforming assets, loan growth, earning asset mix, expected cash flows from the securities portfolio, expectations regarding the Company’s securities portfolio and the sale of securities, their value and yields, core deposits and cost, capital levels, liquidity and dividends, expectations regarding certain large depositor relationships, the outcome of legal proceedings, the 2013 provision for loan losses, management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this report, and our other reports filed with the SEC:

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

Goodwill and Intangible Assets

At September 30, 2013, the Company had $23,710 in goodwill and other intangible assets. In accordance with financial accounting standards, assets with indefinite lives are no longer amortized, but instead are periodically tested for impairment. Management performs an impairment analysis of its goodwill and intangible assets with indefinite lives at least annually and has determined that there was no impairment as of December 31, 2012.

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

HIGHLIGHTS FOR THIRD QUARTER 2013

	For the Three Months ended September 30,			For the Nine Months ended September 30,
	2013	2012	% Change	2013	2012	% Change
Net income	$3,940	$3,438	14.60%	$10,115	$9,270	9.12%
Operating revenue (1)	$16,305	$13,900	17.30%	$46,015	$41,955	9.68%
Earnings per share
Basic	$0.22	$0.19	15.79%	$0.57	$0.51	11.76%
Diluted	$0.22	$0.19	15.79%	$0.56	$0.51	9.80%
Assets, period-end	$1,454,878	$1,350,422	7.74%
Gross loans, period-end	$978,673	$836,973	16.93%
Core deposits, period end (2)	$1,015,651	$882,614	15.07%
Deposits, period-end	$1,117,529	$980,162	14.01%
Return on average assets (3)	1.09%	1.03%		0.95%	0.95%
Return on average equity (3)	8.77%	7.52%		7.46%	6.85%
Return on average tangible equity (3) (4)	10.12%	8.56%		8.58%	7.81%

(1)	Operating revenue is defined as net interest income plus noninterest income.
(2)	Defined by the Company as demand, interest checking, money market, savings, and local nonpublic time deposits, including local nonpublic time deposits in excess of $100.
(3)	Amounts annualized.
(4)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.

The Company earned $3,940 in third quarter 2013, compared to $3,438 in third quarter 2012. The improvement in net income was primarily due to an increase in operating revenue of $2,405 or 17.3%. Improvement in operating revenue was partially offset by a $1,691 increase in noninterest expense. The increase in operating revenue was centered in net interest income, which accounted for $2,373 of the total improvement in operating revenue. Improvement in net interest income was primarily due to increased volumes of earnings assets, primarily loans, due both to organic growth and the acquisition of Century Bank, which closed on February 1, 2013. In addition, during the third quarter 2013, the Company recovered $982 in interest income on two loans charged off in previous periods, which contributed to the growth in net interest income. The increase in noninterest expense was primarily due to higher personnel expense and other real estate expense.

During third quarter 2013, the Company continued to experience organic growth in outstanding loans. Outstanding loans at September 30, 2013, were $978,673 up $18,240 over the prior quarter end. Outstanding loans at September 30, 2013, were up $107,416 over December 31, 2012. Excluding loans acquired in the Century Bank transaction, organic loan growth during the first nine months of 2013 was $59,650 and represented an annualized growth rate of 9.2%. Outstanding core deposits were $1,015 at September 30, 2013, up $56,910 during the third quarter 2013. The growth in core deposits during the second half of the year is a typical seasonal pattern.

Year-to-date September 30, 2013, net income was $10,115, up $845 or 9.1% over the same period last year. Current year income was negatively impacted by $1,246 of merger expenses related to the Century Bank acquisition, which were booked during the first quarter 2013. Excluding the merger-related expenses, net income was $10,950, up $1,680 or 18.1% over the same period last year, due to increased operating revenues and a lower provision for loan losses.

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

	September 30,	December 31,	September 30,
	2013	2012	2012
Total shareholders’ equity	$179,678	$183,381	$182,779
Subtract:
Goodwill	(22,945)	(22,031)	(22,031)
Core deposit intangible assets	(765)	—	(37)

Tangible shareholders’ equity (non-GAAP)	$155,968	$161,350	$160,711

Book value per share	$10.40	$10.28	$10.21
Tangible book value per share (non-GAAP)	$8.72	$9.05	$8.98
Year-to-date return on average equity	7.46%	6.97%	6.85%
Year-to-date return on average tangible equity (non-GAAP)	8.58%	7.94%	7.81%

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

The third quarter 2013 net interest margin of 4.58% was up 38 basis points over the second quarter 2013 net interest margin of 4.20%, and up 42 basis points from the 4.16% reported for the third quarter 2012. The increase in the linked quarter-over-quarter margin and year-over-year net interest margin was affected by the third quarter 2013 recovery of $982 of interest income on loans previously charged off and $151 in recognized accretion on loans acquired in the Century Bank acquisition. The interest recovery contributed 30 basis points to the third quarter 2013 margin while the recognized accretion on acquired loans added an additional 5 basis points. Accretion on acquired loans of $350 and $231 was recognized in the first and second quarters of 2013, respectively. Our core margin, which eliminates the nonrecurring items and the accretion of the acquired loans, for the third quarter 2013, was 4.23%, an improvement of 14 basis points over the core margin of 4.09% for second quarter 2013. The improvement in the core margin was due to loan growth which shifted earning assets into higher yielding loans rather than the securities portfolio. In addition, the margin benefitted from improved yields on the securities portfolio, which were up 43 basis points in third quarter 2013 when compared to second quarter, as the prepayment speeds on our mortgage-backed securities slowed due to higher long-term rates, thus reducing amortization of premiums. The Company also benefited from a reduction in its cost of funds as the cost of interest-bearing liabilities declined 5 basis points in the third quarter 2013 from second quarter 2013 and 16 basis points from the third quarter 2012. On a linked-quarter basis, the Company lowered its cost of interest-bearing core deposits by 2 basis points and the cost of wholesale interest-bearing funds by 8 basis points in third quarter 2013.

The recent steepening of the yield curve may provide some better loan pricing opportunities, but the competition for quality new loans remains very intense, thus rates on new loan production are not expected to be accretive to current portfolio loan yields. However, our anticipation of continued loan growth and the expected subsequent improvement in our mix of earning assets when combined with the accretion of loan marks may mitigate a portion of the expected decline in average loan yields. Additionally we expect our securities portfolio to provide modestly higher yields in the fourth quarter 2013 as yields on mortgage-backed securities should move a bit higher as prepayment on mortgage-backed securities slows, which in turn slows the amortization of premiums paid to acquire the securities. We see limited opportunities to further lower our cost of core deposits and will continue to look for opportunities to extend our wholesale funding maturity structure, which would increase the cost of our interest-bearing wholesale liabilities. Given these many variables and the volatile market interest rates, our suggested outlook for fourth quarter margin is for stable or possibly some improvement in the core net interest margin.

The following table presents condensed balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates on interest-bearing liabilities, for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012:

Table I

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$91	$2	8.72%	$69	$2	11.53%
Securities available-for-sale:
Taxable	283,700	1,489	2.08%	334,370	1,491	1.77%
Tax-exempt(1)	67,745	751	4.40%	64,785	646	3.97%
Loans held-for-sale	—	—	0.00%	—	—	0.00%
Loans, net of deferred fees and allowance(2)	958,372	14,028	5.81%	816,694	11,970	5.83%

Total interest-earning assets(1)	1,309,908	16,270	4.93%	1,215,918	14,109	4.62%
Non earning assets
Cash and due from banks	21,389			19,694
Premises and equipment	19,252			19,594
Goodwill & intangible assets	23,726			22,098
Interest receivable and other assets	60,982			49,773

Total nonearning assets	125,349			111,159

Total assets	$1,435,257			$1,327,077

Interest-bearing liabilities
Money market and NOW accounts	513,059	$(382)	-0.30%	482,881	$(479)	-0.39%
Savings deposits	42,677	(13)	-0.12%	37,982	(13)	-0.14%
Time deposits - core (3)	70,059	(120)	-0.68%	58,606	(163)	-1.11%

Total interest-bearing core deposits	625,795	(515)	-0.33%	579,469	(655)	-0.45%
Time deposits - noncore	105,408	(286)	-1.08%	99,852	(337)	-1.35%
Federal funds purchased	4,355	(5)	-0.46%	3,690	(4)	-0.43%
FHLB & FRB borrowings	162,370	(292)	-0.71%	149,277	(364)	-0.97%
Trust preferred	8,248	(51)	-2.45%	8,248	(38)	-1.83%

Total interest-bearing wholesale funding	280,381	(634)	-0.90%	261,067	(743)	-1.13%

Total interest-bearing liabilities	906,176	(1,149)	-0.50%	840,536	(1,398)	-0.66%
Noninterest-bearing liabilities
Demand deposits	346,692			300,091
Interest payable and other	4,144			4,606

Total noninterest liabilities	350,836			304,697

Total liabilities	1,257,012			1,145,233
Shareholders’ equity	178,245			181,844

Total liabilities and shareholders’ equity	$1,435,257			$1,327,077

Net interest income		$15,121			$12,711

Net interest margin(1)		4.58%			4.16%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $263 and $226 for the three months ended September 30, 2013 and September 30, 2012, respectively.

Net interest margin was positively impacted by 8 basis points in each period.

(2)	Interest income includes recognized loan origination fees of $84 and $58 for the three months ended September 30, 2013 and September 30, 2012, respectively.
(3)	Defined by the Company as interest checking, money market, savings and local non- public time deposits, including local non-public time deposits in excess of $100.

Table I shows that earning asset yields increased by 31 basis points in third quarter 2013 to 4.93% from 4.62% in third quarter 2012, primarily attributable to the $982 recovery of interest income on two loans charged off in prior periods. Without the interest recovery, our yield on earning assets would have been 4.63%, an improvement of 1 basis point over third quarter 2012. Excluding the interest recovery, loan yield decreased from 5.83% in the prior year quarter to 5.40% in the current quarter.

The cost of interest-bearing liabilities declined by 16 basis points from 0.66% in third quarter 2012 to 0.50% in third quarter 2013. The decline in rates is evident in each core deposit category as the cost of interest-bearing core deposits fell by 12 basis points from 0.45% in third quarter 2012 to 0.33% in third quarter 2013. The cost of wholesale funding also moved down from 1.13% in third quarter 2012 to 0.90% in third quarter 2013, despite the execution of the trust preferred swap. All categories of wholesale funding showed a decline in rates with the exception of Trust Preferred, which increased due to the swap executed during second quarter 2013.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended September 30, 2013, and September 30, 2012.

Table II

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Three Months Ended September 30, 2013 compared to September 30, 2012 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$1	$(1)	$—
Securities available-for-sale:
Taxable	(222)	220	(2)
Tax-exempt(1)	32	73	105
Loans held-for-sale	—	—	—
Loans, net of deferred fees and allowance	2,115	(59)	2,056

Total interest-earning assets(1)	1,926	233	2,159

Interest paid on:
Money market and NOW accounts	31	(128)	(97)
Savings deposits	2	(2)	—
Time deposits—core (2)	32	(75)	(43)

Total interest-bearing core deposits	65	(205)	(140)
Time deposits—noncore	20	(73)	(53)
Federal funds purchased	1	—	1
FHLB & FRB borrowings	33	(105)	(72)
Trust preferred	—	13	13

Total interest-bearing wholesale funding	54	(165)	(111)

Total interest-bearing liabilities	119	(370)	(251)

Net interest income(1)	$1,807	$603	$2,410

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $263 and $226 for the three months ended September 30, 2013 and September 30, 2012, respectively.
(2)	Defined by the Company as interest checking, money market, savings and local non- public time deposits, including local non-public time deposits in excess of $100.

The third quarter 2013 rate/volume analysis shows that net interest income increased by $2,410 over third quarter 2012. Third quarter 2013 interest income including loan fees increased by $2,159 from the prior year period with higher volumes of earning assets increasing interest income by $1,926, while higher rates contributed $233 to the overall increase in interest income. The increase in interest income due to higher volumes was the result of both organic loan growth and the acquisition of Century Bank during first quarter 2013, which added approximately $60,000 in loans not included in previous periods. Also, excluding the $982 interest recoveries recorded during the third quarter 2013, the Company would have experienced a $749 decline in the margin due to rate.

Also contributing to the increase in net interest income was a decline in interest expense of $251 in third quarter 2013 when compared to the same quarter last year. The decline in interest expense was related to lower rates on both core deposits and wholesale funding, which was partially offset by increased interest expense due to higher volumes.

The following table presents the condensed average balance sheet information, together with taxable equivalent interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the nine months ended September 30, 2013, compared to the same period last year:

Table III

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$227	$7	4.12%	$95	4	5.62%
Securities available-for-sale:
Taxable	301,931	4,164	1.84%	324,483	4,886	2.01%
Tax-exempt(1)	69,337	2,199	4.24%	54,760	1,787	4.36%
Loans held-for-sale	—	—	0.00%	253	7	3.70%
Loans, net of deferred fees and allowance(2)	933,112	39,794	5.70%	812,028	36,082	5.94%

Total interest earning assets(1)	1,304,607	46,164	4.73%	1,191,619	42,766	4.79%
Non earning assets
Cash and due from banks	21,857			18,677
Premises and equipment	19,308			19,834
Goodwill & intangible assets	23,540			22,153
Interest receivable and other assets	59,357			51,043

Total non earning assets	124,062			111,707

Total assets	$1,428,669			$1,303,326

Interest-bearing liabilities
Money market and NOW accounts	$519,534	$(1,197)	-0.31%	$481,381	$(1,565)	-0.43%
Savings deposits	40,679	(37)	-0.12%	37,665	(47)	-0.17%
Time deposits—core (3)	73,126	(410)	-0.75%	59,602	(519)	-1.16%

Total interest-bearing core deposits	633,339	(1,644)	-0.35%	578,648	(2,131)	-0.49%
Time deposits—non-core	108,363	(943)	-1.16%	92,827	(1,018)	-1.46%
Federal funds purchased	3,270	(12)	-0.49%	5,202	(20)	-0.51%
FHLB & FRB borrowings	162,699	(905)	-0.74%	142,551	(1,259)	-1.18%
Trust preferred	8,248	(139)	-2.25%	8,248	(116)	-1.88%

Total interest-bearing wholesale funding	282,580	(1,999)	-0.95%	248,828	(2,413)	-1.30%

Total interest-bearing liabilities	915,919	(3,643)	-0.53%	827,476	(4,544)	-0.73%
Noninterest-bearing liabilities
Demand deposits	327,643			290,847
Interest payable and other	3,910			4,252

Total noninterest liabilities	331,553			295,099

Total liabilities	1,247,472			1,122,575
Shareholders’ equity	181,197			180,751

Total liabilities and shareholders’ equity	$1,428,669			$1,303,326

Net interest income		$42,521			$38,222

Net interest margin(1)		4.36%			4.28%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $770 and $625 for the YTD period ended September 30, 2013 and 2012, respectively. Net interest margin was positively impacted by 8 and 7 basis points, respectively.
(2)	Interest income includes recognized loan origination fees of $361 and $142 for the YTD period ended September 30, 2013 and 2012, respectively.
(3)	Defined by the Company as interest checking, money market, savings and local non- public time deposits, including local non-public time deposits in excess of $100.

The net interest margin for the nine months ended September 30, 2013, was 4.36%, up 8 basis points from the 4.28% net interest margin for the same period in 2012. Table III shows that earning asset yields declined by 6 basis points to 4.73% for the first nine months of 2013 from 4.79% for the same period in 2012. However, interest recoveries during the current year added 10 basis points to the year-to-date September 30 2013, net interest margin, thus the net interest margin was relatively unchanged through September 30, 2013, when compared to the same period last year. Excluding nonrecurring interest recoveries, the relatively stable net interest margin was primarily due to lower cost of interest-bearing core deposits and wholesale funding, which were down 14 and 35 basis points, respectively, in third quarter 2013 when compared to third quarter 2012.

Table IV

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$6	$(3)	$3
Securities available-for-sale:
Taxable	(344)	(378)	(722)
Tax-exempt(1)	474	(62)	412
Loans held-for-sale	(7)	—	(7)
Loans, net of deferred fees and allowance	5,342	(1,630)	3,712

Total interest earning assets(1)	5,471	(2,073)	3,398

Interest paid on:
Money market and NOW accounts	122	(490)	(368)
Savings deposits	4	(14)	(10)
Time deposits—core (2)	117	(226)	(109)

Total interest-bearing core deposits	243	(730)	(487)
Time deposits—non-core	169	(244)	(75)
Federal funds purchased	(7)	(1)	(8)
FHLB & FRB borrowings	177	(531)	(354)
Trust preferred	—	23	23

Total interest-bearing wholesale funding	339	(753)	(414)

Total interest-bearing liabilities	582	(1,483)	(901)

Net interest income(1)	$4,889	$(590)	$4,299

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $770 and $625 for the YTD period ended September 30, 2013 and 2012, respectively. Net interest margin was positively impacted by 8 and 7 basis points, respectively.
(2)	Interest income includes recognized loan origination fees of $361 and $142 for the YTD period ended September 30, 2013 and 2012, respectively.

The rate/volume analysis for the nine months ended September 30, 2013, in Table IV, shows that interest income including loan fees increased by $3,398 over the same period in 2012. The increase in interest income due to higher volumes of earning assets was $5,471 and was primarily centered in loans. Higher loan volume was the result of both organic loan growth and the acquisition of Century Bank loans during the first quarter 2013. The increase in interest income due to higher volumes was partially offset by a decline in interest income of $2,073 due to lower rates on earning assets. The decrease in interest income due to rates would have been $3,055 excluding the nonrecurring interest recoveries recorded in third quarter 2013. The rate/volume analysis shows that interest expense through September 30, 2013, decreased by $901 from the same period last year. Overall, lower rates on both interest-bearing core deposits and wholesale funding caused a $1,483 drop in interest expense, which was partially offset by a $582 increase in interest expense due to higher volumes of interest-bearing liabilities.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the three-month period ended September 30, 2013, and the nine-month period ended September 30, 2013, compared to the same periods in 2012:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance, beginning of period	$16,303	$16,175	$16,346	$14,941
Provision charged to income	—	—	250	1,900
Loans charged against allowance	(221)	(1,140)	(1,049)	(2,809)
Recoveries credited to allowance	720	1,248	1,255	2,251

Balance, end of period	$16,802	$16,283	$16,802	$16,283

The provision for loan losses for the nine months ended September 30, 2013, was $250, compared to $1,900 for the same period last year. The decrease in the provision was the result of a reduction in the level of nonperforming assets and net loan recoveries during the first nine months of 2013. The Company’s classified assets at September 30, 2013, were 30.25% of regulatory capital compared to 31.18% and 32.43% of regulatory capital at December 31, 2012, and September 30, 2012, respectively. Classified asset levels were temporarily increased by approximately $5,800 as a result of the Century Bank acquisition. Third quarter 2013 classified assets were lower than pre-acquisition levels. Net loan recoveries through September 30, 2013, were $206, which represented an annualized recovery rate of 0.03% of average loans compared to net charge offs of $558, or 0.09% of average loans, recorded for the same period in 2012. The allowance for loan losses for outstanding loans at September 30, 2013, was $16,802, or 1.72% of outstanding loans, compared to 1.88% and 1.95% of outstanding loans at December 31, 2012, and September 30, 2012, respectively. The reduction in the allowance for loan losses to total loans ratio was primarily due to loans acquired in the Century Bank transaction, which were booked net of fair value adjustments, including the fair value adjustment for credit and potential losses. The allowance for loan losses as a percentage of nonperforming loans, net of government guarantees, was 325.94% at September 30, 2013, compared to 193.29% and 167.87% at December 31, 2012 and September 30, 2012, respectively.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more, and other real estate owned for the periods covered in this report:

Nonperforming Assets and Asset Quality Ratios

	September 30 2013	December 31, 2012	September 30 2012
NONPERFORMING ASSETS
Nonaccrual loans
Real estate secured loans:
Permanent loans:
Multi-family residential	$—	$—	$—
Residential 1-4 family	1,206	1,140	2,517
Owner-occupied commercial	2,235	3,805	3,624
Nonowner-occupied commercial	139	—	—

Total permanent real estate loans	3,580	4,945	6,141
Construction loans:
Multi-family residential	—	—	—
Residential 1-4 family	—	—	—
Commercial real estate	—	—	—
Commercial bare land and acquisition & development	—	—	—
Residential bare land and acquisition & development	—	101	104

Total construction real estate loans	—	101	104

Total real estate loans	3,580	5,046	6,245
Commercial loans	2,361	4,315	4,578

Total nonaccrual loans	5,941	9,361	10,823
90-days past due and accruing interest	—	—	—
Total nonperforming loans	5,941	9,361	10,823
Nonperforming loans guaranteed by government	(786)	(905)	(1,123)

Net nonperforming loans	5,155	8,456	9,700
Other real estate owned	16,602	17,972	19,235

Total nonperforming assets, net of guaranteed loans	$21,757	$26,428	$28,935

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of total loans outstanding, net of loans held for sale	1.72%	1.88%	1.95%
Allowance for loan losses as a percentage of total nonperforming loans, net of government guarantees	325.94%	193.31%	167.87%
Net loan charge offs as a percentage of average loans, annualized	-0.03%	0.06%	0.05%
Net nonperforming loans as a percentage of total loans	0.53%	0.97%	1.16%
Nonperforming assets as a percentage of total assets	1.50%	1.92%	2.14%
Consolidated classified asset ratio(1)	30.25%	31.18%	32.43%

(1)	Classified asset ratio is defined as the sum of all loan-related contingent liabilities and loans internally graded substandard or worse (net of government guarantees), adversely classified securities, and other real estate owned, divided by total consolidated Tier 1 capital plus the allowance for loan losses.

Nonperforming assets, net of government guarantees at September 30, 2013, declined $4,671 and $7,178 from December 31, 2012 and September 30, 2012, respectively. On a linked-quarter basis, nonperforming assets at September 30, 2013, were down $2,469 from June 30, 2013. A drop in other real estate owned accounted for much of the decline in nonperforming assets as the Company disposed of properties or recorded valuation write-downs on properties. Two properties, a commercial land development loan and a retail strip mall, valued at $10,490 and $3,478, respectively, accounted for 84.13% of total other real estate owned at September 30, 2013. The $728 valuation write-down recorded during the third quarter 2013 was related to the commercial land development loan held in other real estate owned. While the Company is actively marketing both properties, the location and type of these two properties make them susceptible to possible future valuation write-downs as new appraisals become available.

At September 30, 2013, the Company had impaired loans totaling $9,346, net of government guarantees. A specific allowance of $23 (included in the ending allowance at September 30, 2013) was assigned to these loans. That compares to impaired loans of $9,493 at December 31, 2012, and a specific allowance assigned of $2.

Noninterest Income

Noninterest income for the nine months ended September 30, 2013, was $4,264, down $94 or 2.16% from the same period in 2012. The decrease in 2013 noninterest income when compared to last year was primarily attributable to a $72 reduction in mortgage banking which was discontinued during first quarter 2012. In addition, for the nine months ended September 30, 2013, the Company had $24 in losses on the impairment of and sale of securities, combined with a drop in BOLI income totaling $45. The decline in BOLI income was due to lower yields on invested funds. The BOLI product is a variable rate product in nature in that yields will rise and fall based on market interest rates. The decline in these categories of noninterest income was partially offset by an increase in service charges and income from merchant banking activities.

On a linked-quarter basis, third quarter 2013 noninterest income was down $88 from second quarter 2013 noninterest income. The linked-quarter decline was primarily due to lower rental income from other real estate owned properties. Fourth quarter 2013 noninterest income is expected to be improved over third quarter 2013 levels due to an anticipated seasonal increase in merchant bankcard revenues.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2013, was $30,687, an increase of $4,489 or 17.13% from the same period in 2012. Excluding merger expenses and FDIC assessments, all categories of noninterest expense through September 30, 2013, were up over last year with increases in other real estate expense, salaries and benefits, premises and equipment, business development, and data processing, accounting for the majority of higher expenses. Other real estate expense was elevated in the third quarter due to a valuation write-down of $728 on a commercial land development property. Salaries and benefits increased $1,623, or 11.03%, primarily due to higher base salaries, equity compensation, and higher accruals for incentives. The increase in base salaries, which was the result of additional staff acquired in the Century Bank transaction and staff additions to the Company’s healthcare lending activities. The increase in equity-based compensation was related to recent restricted stock unit grants to directors and employees of the Company. Bonus expense accruals were up through September 30, 2013, primarily due to additional staffing. Premises and equipment expense showed a $193 increase, which was primarily due to the acquisition of Century Bank and lease payments associated with the former Century Bank building. Business development expenses were up $287 through September 30, 2013 due to increased marketing activities in all of the Company’s markets and also related to the Company’s national healthcare lending activities. Data processing expenses, which were up $411 over last year, reflect monthly processing expenses related to the Century Bank transaction between the closing date of February 1, 2013, and the system conversion date of May 3, 2013, combined with additional maintenance costs on new software.

On a linked-quarter basis, noninterest expense in third quarter 2013 was up $898 over second quarter 2013 primarily due to an increase in other real estate valuation write-downs. Fourth quarter 2013 noninterest expense is expected to decline from third quarter 2013 expense levels, however certain categories of noninterest expense, such as other real estate and legal fees, create significant volatility in quarterly expense levels and can cause actual results to vary from expected results.

BALANCE SHEET

Loans

At September 30, 2013, outstanding loans were $978,673, up $107,416 from December 31, 2012, and up $141,700 over September 30, 2012. Excluding loans acquired in the Century Bank acquisition, organic loan growth for the first nine months of 2013 was $59,650, or 9.15%, when annualized over December 31, 2013. All loans acquired in the Century Bank transaction are included in the Eugene market loan totals. A summary of outstanding loans by market at September 30, 2013, December 31, 2012, and September 30, 2012, follows:

	Period Ended
	September 30, 2013	December 31, 2012	September 30, 2012
Eugene market gross loans, period-end	$324,320	$253,345	$240,013
Portland market gross loans, period-end	390,014	383,616	375,234
Seattle market gross loans, period-end	136,178	154,229	151,745
National healthcare gross loans, period-end	128,161	80,067	69,981

Total gross loans, period-end	$978,673	$871,257	$836,973

All of the Company’s markets at September 30, 2013, with the exception of Seattle, showed solid loan growth over December 31, 2012, and September 30, 2013. Growth in National healthcare loans accounted for $48,094, or approximately 80%, of the organic loan growth recorded during the first nine months of 2013. The Company defines National healthcare loans as loans to healthcare professionals, primarily dentists located outside of the Company’s primary market area. The Company’s defined market area is within the states of Oregon and Washington west of the Cascade Mountain Range. This area is serviced by branch locations in Eugene, Oregon; Portland, Oregon; and Seattle, Washington. National healthcare loans, loans east of the Cascade Range and outside Oregon and Washington, are maintained and serviced by personnel primarily located in the Portland market.

Outstanding loans to dental professionals, which are comprised of both local and national loans, at September 30, 2013, totaled $303,911, or 31.05%, of the loan portfolio, compared to $270,782, or 31.08% of the loan portfolio, at December 31, 2012. Growth in national loans accounted for all of the total increase in outstanding dental loans during the first nine months of 2013. At September 30, 2013, $17,491, or 5.76%, of the outstanding dental loans were supported by government guarantees. Loans to dental professionals include loans for such purposes as starting up a practice, acquisition of a practice, equipment financing, owner-occupied facilities, and working capital. National dental loans are limited to acquisition financing and owner-occupied facilities. Additional data on the Company’s dental loan portfolio and the credit quality of this portfolio can be found in Note 4 of the Notes to Consolidated Financial Statements in this report. Additional information regarding loan concentrations is included in Part II, Item 1A “Risk Factors” of this report under the heading “Loan concentrations within one industry may create additional risk, and we have a significant concentration in loans to dental professionals.”

Detailed credit quality data on the entire loan portfolio can be found in Note 3 of the Notes to Consolidated Financial Statements in this report.

Securities

At September 30, 2013, the securities available-for-sale totaled $347,506, down $9,888 and $42,379 from June 30, 2013, and December 31, 2012, respectively. The cash flow from the securities portfolio was primarily used to fund loan growth during the quarter. The securities portfolio represented 23.89% of total assets at September 30, 2013, down from 30.08% of total assets at September 30, 2012. At September 30, 2013, the portfolio had a pre-tax unrealized taxable gain of $585 compared to an unrealized pre-tax gain of $57 at June 30, 2013. The increase in the pre-tax unrealized gain was primarily due to lower market interest rates at September 30, 2013 when compared to the prior quarter-end and a tightening of spreads on certain elements of the portfolio, specifically municipal securities. During the third quarter 2013, interest income on the portfolio increased due to improved yields on the mortgage-backed securities held in the portfolio. The increase in long-term market interest rates slowed refinancing activity, thus lowering prepayments on mortgage-backed securities and reducing the amortization of premiums paid on the securities. The decline in prepayments on mortgage-backed securities and principal pay-downs on this portion of the portfolio also contributed to the increase in average life and duration of the portfolio to 4.8 and 4.2 years, respectively, compared to 4.5 and 4.0 years at September 30, 2013. The securities portfolio is positioned to provide cash flow over the next 12 months of approximately $42,000 projected in the current rate environment.

At September 30, 2013, the book value of taxable and tax-exempt municipal securities was $80,092 and comprised 23.10% of the total portfolio. At September 30, 2013, the municipal securities held in the Company’s portfolio had an unrealized taxable loss of $727. Management has exercised caution in its purchases of municipals, relying on credit reports, demographic information and general fund balances. A thorough review of municipal investments is made prior to purchase with some areas of the country being avoided because of current economic stress. The portfolio is well diversified with no entity concentrations

At September 30, 2013, private-label mortgage-backed securities with a book value of $6,156 represented 1.77% of the total securities portfolio. On a monthly basis, management reviews all available information, including current and projected default rates and current and projected loss severities, related to the collectability of its potentially impaired investment securities. During the first nine months of 2013, management booked $16 in other-than-temporary-impairment (“OTTI”) expense related to the private-label mortgage-backed securities. Additional recognition of OTTI on the private-label mortgage-backed portion of the portfolio is possible in future quarters depending upon economic conditions, default rates on home mortgages, loss severities on foreclosed homes, unemployment levels, and home values.

In management’s opinion, at September 30, 2013, the remaining securities in the portfolio in an unrealized loss position were considered only temporarily impaired. The Company has no intent, nor is it more likely than not, that it will be required to sell these securities before their recovery. Management believes that substantially all decreases in fair value of the remaining securities are due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the value of the underlying collateral. The decline in value of these securities has resulted from current economic conditions. Although yields on these securities may be below market rates during the period, no loss of principal is expected.

Goodwill and Intangible Assets

At September 30, 2013, the Company had a recorded balance of $22,945 in goodwill from the November 30, 2005, acquisition of Northwest Business Financial Corporation (“NWBF”) and the February 1, 2013, acquisition of Century Bank. In addition, at September 30, 2013, the Company had $765 of core deposit intangible assets resulting from the acquisition of Century Bank. The Century Bank core deposit intangible was determined to have an expected life of seven years, and is being amortized over that period using the straight-line method. The Century Bank core deposit intangible will be fully amortized in January 2020. In accordance with GAAP, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment. Management performs an impairment analysis of the intangible assets with indefinite lives at least annually, but more frequently if an impairment triggering event is deemed to have occurred. The last impairment test was performed at December 31, 2012, at which time no impairment was determined to exist.

Core Deposits

Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and nonpublic local time deposits, including nonpublic local time deposits in excess of $100, were $1,015,651 and represented 90.88% of total deposits, at September 30, 2013. Outstanding core deposits at September 30, 2013, included $59,611 of deposits acquired in the Century Bank transaction. Excluding the acquired Century Bank core deposits, September 30, 2013, core deposits were up $17,411 from December 31, 2012. During the third quarter 2013, outstanding core deposits were up $56,910 over the prior quarter-end. The third quarter 2013 growth in outstanding core deposits is typical of seasonal deposit patterns during the last half of the year.

A summary of outstanding core deposits and average core deposits by market and other deposits classified as wholesale funding at September 30, 2013, December 31, 2012, and September 30, 2012 follows:

	Period ended
	September 30, 2013	December 31, 2012	September 30, 2012
Eugene market core deposits, period-end(1)	$596,403	$536,143	$512,842
Portland market core deposits, period-end(1)	256,710	258,516	226,576
Seattle market core deposits, period-end(1)	162,538	143,970	143,196

Total core deposits, period-end(1)	1,015,651	938,629	882,614
Public and brokered deposits, period-end	101,878	107,525	97,548

Total deposits, period-end	$1,117,529	$1,046,154	$980,162

	Three Months Ended
	September 30, 2013	December 31, 2012	September 30, 2012
Eugene market core deposits, average(1)	$589,123	$508,856	$508,927
Portland market core deposits, average(1)	240,612	236,200	229,913
Seattle market core deposits, average(1)	142,752	132,200	140,720

Total core deposits, average(1)	972,487	877,256	879,560
Public and brokered deposits, average	105,408	95,598	99,852

Total deposits, average	$1,077,895	$972,854	$979,412

(1)	Core deposits include all demand, savings, money market, interest checking accounts, plus all nonpublic local time deposits including local time deposits in excess of $100.

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

Non-Core Deposit Summary

	Balance September 30, 2013	WAR	WAM
Short-Term Public Time Deposits	$35,519	0.20%	41 days
Long-Term Public Time Deposits	3,496	0.86%	8.36 years

	$39,015
Short-Term Brokered Time Deposits	$23,500	0.19%	75 days
Long-Term Brokered Time Deposits	46,258	1.98%	5.81 years

	$69,758

Borrowings

The Company has both secured and unsecured borrowing lines with the Federal Home Loan Bank, Federal Reserve Bank and various correspondent Banks. The Federal Reserve and correspondent borrowings are generally short-term, with a maturity of less than 30 days. The Federal Home Loan Bank borrowings can be either short-term or long-term in nature. See Note 6 of the Notes to Consolidated Financial Statements in item 1 of this report for a full maturity and interest rate schedule for the Federal Home Loan Bank borrowings.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures outstanding at September 30, 2013, which were issued in conjunction with the 2005 acquisition of NWBF. The junior subordinated debentures had an interest rate of 6.27% that was fixed through January 2011. In January 2011, the rate on the junior subordinated debentures changed to three-month LIBOR plus 135 basis points. On April 22, 2013, the Bank entered into a cash flow hedge on $8,000 of the trust preferred payment, swapping the variable interest rate for a fixed rate of 2.73% for a seven-year period. At September 30, 2013, the fair value of the interest rate swap on the Company’s subordinated debentures was $313. At September 30, 2013, the $8,000 of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines.

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

Additional information regarding the terms of the cash flow hedge, is included in Note 9 of the Notes to Consolidated Financial Statements in item I of this report.

Capital Resources

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the issuance of new stock whether through stock offerings or through the exercise of equity incentives. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Shareholders’ equity at September 30, 2013, was $179,678, down $3,703 from December 31, 2012. The decline in the unrealized gain on the Company’s securities portfolio resulted in a decrease of $5,283 in the other comprehensive income category of Capital. During March 2013, the Company’s Board of Directors authorized the repurchase of up to five percent of the Company’s outstanding common shares, or approximately 892,000 shares, with the purchases to take place over the next 12 months, with the plan commencing on April 1, 2013. The Company did not repurchase any shares during 2013. Over the last six quarters, the Company has used a combination of regular dividends, special dividends, and share repurchases to maintain capital levels comparable with year-end December 31, 2011, capital levels. In future quarters, the Company’s Board of Directors may elect to retain a portion of current earnings and add to capital levels in anticipation of future growth opportunities. For additional details regarding the changes in equity, review the Consolidated Statements of Changes in Shareholders’ Equity in Item 1 of this report.

The Federal Reserve Board and the FDIC have in place guidelines for risk-based capital requirements applicable to U.S. bank holding companies and banks. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in three ways, first by measuring Tier 1 capital to leverage assets, followed by capital measurement in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. These guidelines require a minimum of 4.00% Tier 1 capital to leverage assets, 4.00% Tier 1 capital to risk-weighted assets, and 8.00% total capital to risk-weighted assets. In order to be classified as “well-capitalized,” the highest capital rating, by the Federal Reserve and the FDIC, these three ratios must be in excess of 5.00%, 6.00%, and 10.00%, respectively. The Company’s leverage capital ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio were 11.56%, 15.16%, and 16.42%, respectively, at September 30, 2013, all ratios being well above the minimum well-capitalized designation.

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

At its July 16, 2013, meeting, the Board of Directors declared a regular cash dividend of $0.09 per share and a special cash dividend of $0.12 per share payable to shareholders of record on July 12, 2013. Subsequent to quarter-end, on October 15, 2013, the Board of Directors increased the regular quarterly cash dividend to $0.10 per share and declared a special cash dividend of $0.12 per share, payable to shareholders of record on November 12, 2013. The Company believes that it has sufficient liquidity to maintain the current level of regular dividends throughout 2013. The Company projects that existing capital will be sufficient to fund anticipated organic asset growth, while maintaining a well-capitalized designation from all regulatory agencies.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Company commits to extensions of credit and issues letters of credit. The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2013, the Company had $182,816 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Company to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At September 30, 2013, the Company had $1,313 in letters of credit and financial guarantees outstanding.

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

Core deposits at September 30, 2013, were $1,015,651 and represented 90.88% of total deposits. During the current quarter, outstanding core deposits increased $56,910. The growth in core deposits during the current quarter was used to fund loan growth and pay down short-term borrowings. The Company has been successful in developing deposit relationships with several large clients, which are generally defined as deposit relationships of $1,000 or more, which are closely monitored by management and Company officers. At September 30, 2013, 57 large deposit relationships with the Company accounted for $383,763 or 37.78% of total outstanding core deposits. The single largest client represented 4.41% of outstanding core deposits at September 30, 2013. The loss of this deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity. The Company uses a 10-point risk-rating system to evaluate each of its large depositors in order to assist management in its daily monitoring of the volatility of this portion of its core deposit base. The risk-rating system attempts to determine the stability of the deposits of each large depositor, evaluating among other things the length of time the depositor has been with the Company and the likelihood of loss of individual large depositor relationships. Risk ratings on large depositors are reviewed at least quarterly and adjusted if necessary. Company management and officers maintain close relationships and hold regular meetings with its large depositors to assist in management of these relationships. The Company expects to maintain these relationships, believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients and regularly tests its ability to mitigate the loss of multiple large depositor relationships in its Liquidity Contingency Plan. There can be no assurance that these large depositor relationships will be maintained or that the loss of one or more of these depositors will not adversely affect the Company’s liquidity.

During the nine months ended September 30, 2013, the Company experienced an increase in outstanding loans, while the securities portfolio declined during the current quarter, thus providing a funding source for loan growth. The securities portfolio represented 23.89% of total assets at September 30, 2013. At September 30, 2013, $26,582 of the securities portfolio was pledged to support public deposits and repurchase agreements, leaving $320,924 of the securities portfolio unencumbered and available-for-sale. In addition, at September 30, 2013, the Company had $39,257 of government guaranteed loans that could be sold in the secondary market to support the Company’s liquidity position.

At September 30, 2013, the Company had secured borrowing lines with the Federal Home Loan Bank of Seattle (“FHLB”) and the Federal Reserve Bank of San Francisco (“FRB”), totaling $318,258. The Company’s secured lines with the FHLB and FRB were limited by the amount of collateral pledged; however, the Company does have the ability to access the FHLB’s excess stock pool and borrow up to the amount of the discounted value of the collateral pledged. At September 30, 2013, the Company had pledged $225,546 in discounted collateral value in commercial real estate loans, first and second lien single-family residential loans, and multi-family loans. Additionally, certain commercial and commercial real estate loans with a discounted value of $92,712 were pledged to the FRB under the Company’s Borrower-In-Custody program. The Company had unsecured correspondent lines totaling $129,000 at September 30, 2013. At September 30, 2013, the Company had $145,000 in borrowings outstanding from the FHLB, $0 outstanding with the FRB, and $0 outstanding on its overnight correspondent bank lines, leaving a total of $302,258 available on its secured and unsecured borrowing lines as of such date.

The Company also has in place a shelf registration statement with the SEC. As of September 30, 2013, $100,000 of stock debt or other securities were available for issuance under the shelf registration statement. We do not have any firm commitment in place to sell securities under the shelf registration statement.

Net cash provided by operating activities was $19,204 during the nine months ended September 30, 2013. Net cash of $19,489 was used in investing activities, consisting principally of a net loan principal increase of $44,425, which was partially offset by net proceeds from investment securities of $84,788. For the nine months ended September 30, 2013, cash provided by financing activities was $14,193.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended September 30, 2013, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

On August 23, 2013, a putative class action lawsuit was filed in the Circuit Court of the State of Oregon for the County of Multnomah on behalf of individuals who placed money with Berjac of Oregon and Berjac of Portland, both currently in Chapter 11 bankruptcy. The lawsuit, which alleges violations of state securities laws and aiding breach of fiduciary duty, names Pacific Continental Bank, along with Holcomb Family Limited Partnership, Fred “Jack” W. Holcomb, Holcomb Family Trust, Jones & Roth, P.C. and Umpqua Bank, as defendants. Claimants seek the return of the money placed with Berjac of Oregon and Berjac of Portland, plus interest, and costs and attorneys’ fees, which are claimed to be in excess of $10 million.

We may from time to time be involved in claims, proceedings and litigation arising from our business and property ownership. We believe, based on currently available information, that the results of such proceedings, including the above-described proceeding, in the aggregate, will not have a material adverse effect on our financial condition.

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

The challenges to the level of economic activity in the U.S., and, therefore, to the banking industry, have also been exacerbated by the extensive political disagreements regarding the statutory debt limit on U.S. federal government obligations and measures to address the substantial federal deficits. Following enactment of federal legislation in August 2011 which averted a default by the U.S. federal government on its sovereign obligations by raising the statutory debt limit and which established a process whereby cuts in federal spending may be accomplished, Standard & Poor’s Ratings Services (“Standard & Poor’s”) lowered its long-term sovereign credit rating on the U.S. to “AA+” from “AAA” while affirming its highest rating on short-term U.S. obligations. Standard & Poor’s also stated at the time that its outlook on the long-term rating remained negative; however, in June 2013, Standard & Poor’s revised its outlook on the U.S. credit rating to stable from negative. At the present time, both Fitch Ratings and Moody’s have reaffirmed the U.S.’s “AAA” credit rating; however, Fitch’s Ratings has stated that its outlook on the U.S. is negative while, in July 2013, Moody’s revised its outlook on the U.S. credit rating to stable from negative. Although it is not possible to predict the long-term impact of these developments on the U.S. economy in general and the banking industry in particular, the downgrade by Standard & Poor’s and any further downgrades by it or other rating agencies could increase over time the U.S. federal government’s cost of borrowing which may worsen its fiscal challenges, as well as generating upward pressure on interest rates generally in the U.S. which could, in turn, have adverse consequences for borrowers and the level of business activity. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Act”) was signed into law by the President. The Act averted the sharp decline in the federal budget deficit that would have occurred beginning in 2013 due to increased taxes and reduced federal government spending as required by previously enacted laws. Many observers had suggested that such a sharp decline in the deficit would have led to a recession and increased unemployment in the U.S. The Act raises additional revenues for the federal government through increases in marginal income tax rates for higher earners, increases in capital gains rates, a phase-out of various tax deductions and credits, an increase in estate tax rates and the expiration of payroll tax cuts. Under the Act, the mandatory reduction in federal spending due to budget sequestration was delayed for two months and the federal debt ceiling was not changed. Following unsuccessful negotiations the mandated federal spending cuts, including with respect to entitlements and defense, became effective on March 1, 2013. In October 2013, following continuing disagreements between the Administration and Congressional Republicans, Congress failed to timely pass the necessary continuing resolution to provide funding for various portions of the government’s operations and such operations were suspended from October 1 to 16, 2013. It is presently expected that there will be continuing negotiations between the Administration and Congressional Republicans over the mandated federal spending cuts and federal spending levels in general, regarding tax policy and the levels of the Federal budget deficits and the debt ceiling. The impact of these developments cannot be predicted with any certainty, but could have further adverse consequences for the credit ratings of U.S. sovereign obligations and also present additional challenges for the U.S. economy. Any of the foregoing developments could generate further uncertainties and challenges for the U.S. economy which, in turn, could adversely affect the prospects of the banking industry in the U.S. and our business.

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

As is the case with many banks, our profitability is dependent to a large extent upon our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect, and has in past years, impacted, our net interest margin, and, in turn, our profitability. This impact could result in a decrease in our interest income relative to interest expense. Increases in interest rates may also adversely impact the value of our securities investment portfolio. At September 30, 2013, our balance sheet was liability sensitive, and an increase in interest rates could cause our net interest margin and our net interest income to decline. For the past several years, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the Federal Reserve Board has pursued highly accommodative monetary policies (including a very low Federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities) in an effort to facilitate growth in the U.S. economy and a reduction in levels of unemployment. This environment has placed downward pressure on the net interest margins of U.S. banks, including Pacific Continental Bank. We cannot predict with any certainty whether or to what extent these Federal Reserve policies will continue, although various indications from the Federal Reserve Board suggest that aspects of its accommodative monetary policy may begin to taper down later in 2013 or 2014.

Company Factors

Loan concentrations within one industry may create additional risk, and we have a significant concentration in loans to dental professionals.

Bank regulatory authorities and investors generally view significant loan concentrations within any particular industry as carrying higher inherent risk than a loan portfolio without any significant concentration in one industry. We have a significant concentration of loans to dental professionals which represented 31.05% in principal amount of our total loan portfolio at September 30, 2013. While we apply credit practices which we believe to be prudent to these loans as well as all the other loans in our portfolio, due to our concentration in dental lending we are exposed to the general risks of industry concentration, which include adverse market factors impacting that industry alone or disproportionately to other industries. In addition, bank regulatory authorities may in the future require us to limit additional lending in the dental industry if they have concerns that our concentration in that industry creates significant risks, which in turn could limit our ability to pursue new loans in an area where we believe we currently have a competitive advantage.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At September 30, 2013, our nonperforming loans (which include all nonaccrual loans, net of government guarantees) were 0.53% of the loan portfolio. At September 30, 2013, our nonperforming assets (which include foreclosed real estate) were 1.50% of total assets. Nonperforming loans and assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur losses relating to nonperforming assets. We generally do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, less estimated selling expenses, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors which can be detrimental to the performance of their other responsibilities. Any significant future increase in nonperforming assets could have a material adverse effect on our business, financial condition and results of operations.

We may not have the ability to continue paying dividends on our common stock at current or historic levels.

On July 16, 2013, we announced a quarterly cash dividend of $0.09 per share, payable to shareholders of record on August 12, 2013, and declared a special cash dividend of $0.12 per share. Subsequent to the end of third quarter 2013, on October 15, 2013, the Board of Directors declared a regular cash dividend of $0.10 per share and a special cash dividend of $0.12 per share payable to shareholders of record on November 12, 2013. Our ability to pay dividends on our common stock depends on a variety of factors. It is possible in the future that we may not be able to continue paying quarterly dividends commensurate with historic levels, if at all. As a holding company, a substantial portion of our cash flow typically comes from dividends our bank subsidiary pays to us. Cash dividends will depend on sufficient earnings to support them and adherence to bank regulatory requirements. If the Bank is not able to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations and prospects.

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

In addition, as a condition to membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At September 30, 2013, we had stock in the FHLB totaling $10,620. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. As of September 30, 2013, we did not recognize an impairment charge related to our FHLB stock holdings. Future negative changes to the financial condition of the FHLB could require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our reported earnings.

At September 30, 2013, we had $22,945 of goodwill on our balance sheet. In accordance with GAAP, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of qualitative and quantitative factors, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant entity-specific events. The last impairment test was performed at December 31, 2012. At December 31, 2012, we did not recognize an impairment charge related to our goodwill. Future evaluations of goodwill may result in findings of impairment and write downs, which would impact our operating results and could be material.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3 Defaults Upon Senior Securities

None

ITEM 4 Mine Safety Disclosures

Not applicable

ITEM  5 Other Information

None

ITEM 6 Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of the Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of the Registrant

32*	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350

101	The following financial information from Pacific Continental Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION (Registrant)

Dated November 7, 2013	/s/ Hal Brown
Hal Brown
Chief Executive Officer
(Duly Authorized Officer; Principal Executive Officer)

Dated November 7, 2013	/s/ Michael A. Reynolds
Michael A. Reynolds
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer; Principal Financial Officer)