Form 10-K
period 2013-12-31
PACIFIC CONTINENTAL CORP
filed 2014-03-14
CIK 1084717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2013 (the last business day of the most recently completed second quarter) was $201,800,909 based on the closing price as quoted on the NASDAQ Global Select Market on that date.

The number of shares outstanding of the registrant’s common stock, no par value, as of February 28, 2014, was 17,895,114.

DOCUMENTS INCORPORATED BY REFERENCE

All or a portion of Items 10 through 14 in Part III of this Form 10-K are incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if the Registrant’s Schedule 14A is not filed within such period, will be included in an amendment to this Report on Form 10-K which will be filed within such 120 day period.

PACIFIC CONTINENTAL CORPORATION

FORM 10-K

ANNUAL REPORT

PART I

ITEM 1	Business

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding projected results for 2014, the expected interest rate environment, 2014 provision for loan losses, management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this report, or the documents incorporated by reference:

•	Local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue growth at historical rates and maintain the quality of our earning assets.

•	The local housing or real estate market could continue to decline.

•	The risks presented by an economic recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates.

•	Our concentration in loans to dental professionals exposes us to the risks affecting dental practices in general, including Medicaid and Medicare reimbursement programs and changes due to the Affordable Care Act.

•	Interest rate changes could significantly reduce net interest income and negatively affect funding sources.

•	Projected business increases following any future strategic expansion or opening of new branches could be lower than expected.

•	Competition among financial institutions could increase significantly.

•	The goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital.

•	The reputation of the financial services industry could deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers.

•	The efficiencies we may expect to receive from any investments in personnel, acquisitions and infrastructure may not be realized.

•	The level of nonperforming assets and charge-offs or changes in the estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements may increase.

•	Changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, executive compensation and insurance) could have a material adverse effect on our business, financial condition and results of operations.

•	Acts of war or terrorism, or natural disasters, such as the effects of pandemic flu, may adversely impact our business.

•	The timely development and acceptance of new banking products and services and perceived overall value of these products and services by users may adversely impact our ability to increase market share and control expenses.

•	Changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters may impact the results of our operations.

•	The costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews may adversely impact our ability to increase market share and control expenses.

•	Our success at managing the risks involved in the foregoing items will have a significant impact on our results of operations and future prospects.

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

For the year ended December 31, 2013, the consolidated net income of the Company was $13,767 or $0.76 per diluted share. At December 31, 2013, the consolidated shareholders’ equity of the Company was $179,184 with 17,891,687 shares outstanding and a book value of $10.01 per share. Total assets were $1,449,726. Loans net of allowance for loan losses and unearned fees were $977,928 at December 31, 2013, and represented 67.46% of total assets. Deposits totaled $1,090,981 at year-end 2013, with Company-defined core deposits representing $990,315 or 90.77% of total deposits. Core deposits are defined as all demand, interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100. At December 31, 2013, the Company had a Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio, of 11.49%, 14.90% and 16.15%, respectively, all of which are significantly above the minimum “well-capitalized” level for all capital ratios under FDIC guidelines of 5.00%, 6.00% and 10.00%, respectively.

On October 23, 2012, the Company announced the acquisition of Eugene-based Century Bank total with assets of approximately $80,000 for $13,400 in cash, subject to regulatory approval. On February 1, 2013, the Company completed the acquisition of Century Bank.

For more information regarding the Company’s financial condition and results of operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements and Supplementary Data in Items 7 and 8 of this Form 10-K.

THE BANK

General

The Bank commenced operations on August 15, 1972. The Bank operates in three primary markets: Portland, Oregon / Southwest Washington, Seattle, Washington, and Eugene, Oregon. At December 31, 2013, the Bank operated fourteen full-service offices in Oregon and Washington and two loan production offices in Washington and Colorado. The primary business strategy of the Bank is to operate in large commercial markets and to provide comprehensive banking and related services tailored to community-based businesses, nonprofit organizations, professional service providers, and banking services for business owners and executives. The Bank emphasizes the diversity of its product lines, high levels of personal service and convenient access through technology typically associated with larger financial institutions, while maintaining local decision-making authority and market knowledge, typical of a community bank. The Bank has developed expertise in lending to dental professionals, and during 2013 further expanded a national dental lending program. More information on the Bank and its banking services can be found on its website (therightbank.com). Information contained on the Bank’s website is not part of this Form 10-K. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge upon request on the Bank’s website. The reports are also available on the SEC’s website at www.sec.gov. The Bank operates under the banking laws of the State of Oregon, and the rules and regulations of the FDIC. In addition, operations at its branches and other offices in the State of Washington are subject to various consumer protection and other laws of that state.

THE COMPANY

Primary Market Area

The Company’s primary markets consist of metropolitan Portland, which includes Southwest Washington, and metropolitan Eugene in the State of Oregon and metropolitan Seattle in the State of Washington. During 2013, the Company further expanded its lending to dental professionals, and now has loans to dental professionals in 30 states. The Company has five full-service banking offices in the metropolitan Portland and Southwest Washington area, seven full-service banking offices in the metropolitan Eugene area, and two full-service offices in the metropolitan Seattle area. It also operates loan production offices in Tacoma, Washington and Denver, Colorado. The Company has its headquarters and administrative office in Eugene, Oregon.

Overall, national economic conditions improved during 2013. Historically, the Pacific Northwest, which encompasses all three of the Company’s primary markets, enters a recession late and exits a recession late when compared to other areas of the country. This is particularly true for the Eugene, Oregon market. During 2013, in general, economic conditions improved in all of the Company’s primary markets in line with national general economic conditions; however, certain areas of the Pacific Northwest have fared better than others. In particular, larger metropolitan areas, such as Portland and Seattle have seen more improvement in general economic conditions and job growth than rural areas of Oregon and Washington. As is typical, the economic conditions in the Eugene market have improved, but not at the levels realized in Portland and Seattle.

The unemployment rate for the state of Oregon at December 31, 2013, was 7.30% as compared to 6.70% nationally and has been slowly trending downward since early 2009. Portland area unemployment stood at 6.70% for this same time period, slightly under the state average, and equal to the national average. For Lane County, Oregon (the Eugene market), the unemployment rate was 7.20%, lower than the state average, but above the national average. However, as is true for the national unemployment rate, much of the decline in Lane County is attributable to individuals leaving the work force rather than net growth in jobs. Historically, Lane County unemployment exceeds the state and national averages. On a monthly basis, the University of Oregon, located in Eugene, Oregon, produces the Oregon Index of Economic Indicators using the year 1997 as its beginning base of 100. This index attempts to measure various components of the state of Oregon economy, including labor markets, capital goods orders, and consumer confidence, in order to determine if economic conditions in the state are improving or deteriorating, and provides the probability of a recession. This index indicated that economic activity for the state of Oregon fell to its lowest level during the first quarter 2009 when the index reached 85.0 and then generally trended upward until the second quarter 2012 when it began trending downward, thus suggesting economic activity in the state had declined during the last half of 2012. During 2013, the index slowly trended upward on a quarterly basis, and for December 2013 was at 96.2, an improvement of 3.7% over the prior year-end. The December 2013 index forecasts the probability of a recession in Oregon at 70%.

The unemployment rate for the State of Washington at December 31, 2013, was 6.80%, slightly above the national average and trending downward on a quarterly basis since early 2009. In King County, Washington, which includes the metropolitan Seattle area, the unemployment rate at year-end 2013 was 5.00%, below the state and national averages. The Seattle market in particular demonstrates more economic diversity than the other primary markets in which the Company operates.

At December 31, 2013, approximately 60.00% of the Company’s loan portfolio was secured by real estate, thus the condition and valuation trends of commercial and residential real estate markets in the Pacific Northwest have had a significant impact on the overall credit quality of the Company’s primary assets in that, in the event of default, the value of real estate collateral and its salability is typically the primary source of repayment. Approximately $99,000, or 10.00% of the Company’s loan portfolio, is categorized as residential and commercial construction loans, which also includes land development and acquisition loans. During 2013, the Company experienced an increase in construction lending, primarily commercial real estate construction and multifamily construction.

Real estate markets in the Pacific Northwest were weak during the economic recession and sluggish recovery. During 2013, some signs of improvement or stabilization were noted, particularly in commercial real estate markets. Commercial real estate prices have firmed and appear to be improving based on recent appraisals received by the Company. In all three of the Company’s primary markets, Eugene, Portland, and Seattle, commercial real estate vacancy rates have improved. In addition, a recent study performed by the Company’s in-house appraisal review department noted that Cap Rates on commercial properties in all three markets had declined from their peak in 2009 and appeared to have stabilized. However, the value of commercial bare land and partially developed commercial land in all three markets has been quite weak due to weak demand and continues to be subject to declines in appraised values depending on their location. There is very little demand for new commercial developments due to the economic conditions in the Pacific Northwest, thus there are relatively few comparable sales available to use to assess the value of certain commercial land development properties.

Residential housing prices in all three of the Company’s primary markets have stabilized or improved. Small pockets of new residential construction are evident in the Portland and Seattle markets. The value of residential bare land and partially developed residential land in all three markets is similar to commercial real estate values. With somewhat weak demand for large parcels of new residential land development properties, there are fewer comparable sales available, thus these properties may show a significant decline in appraised values.

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

The adoption of the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) led to further intensification of competition in the financial services industry. The GLB Act eliminated many of the barriers to affiliation among providers of various types of financial services and has permitted business combinations among financial service providers such as banks, insurance companies, securities or brokerage firms and other financial service providers. Additionally, the rapid adoption of financial services through the Internet has reduced or even eliminated many barriers to entry by financial service providers physically located outside our market areas. For example, remote deposit services allow depository companies physically located in other geographical markets to service local businesses with minimal cost of entry. Although the Company has been able to compete effectively in the financial services business in its markets to date, it may not be able to continue to do so in the future.

The financial services industry has experienced widespread consolidation over the last decade. Between 2009 and 2011, 23 banks in Oregon and Washington were closed by the regulators; however only one regulatory closure occurred in the last two years. In 2012 and 2013 consolidation continued in the form of bank acquisitions throughout the Northwest including the recent announcement of the merger between Umpqua Bank and Sterling Bank which is expected to close during the first half of 2014. The Company anticipates consolidation among financial institutions in its market areas will continue. In addition, with the recent passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), smaller financial institutions may find it difficult to continue to operate due to higher anticipated regulatory costs. This may create pressure on these institutions to seek partnerships or mergers with larger companies. The Company seeks acquisition opportunities from time-to-time, including FDIC-assisted transactions, in its existing markets and in new markets of strategic importance. However, other financial institutions aggressively compete against the Company in the acquisition market. Some of these institutions may have greater access to capital markets, larger cash reserves, and stock that is more liquid and more highly valued by the market for use in acquisitions. The Dodd-Frank Act also authorized nationwide de novo branching by national and state banks and certain foreign banks operating in the U.S., which could also result in new entrants to the markets served by the Bank.

In addition, the Company anticipates more competitive pressure for new loans in its markets. While the Bank’s loan demand has improved throughout 2013, healthy banks with ample capital and liquidity are expected to aggressively seek new loan customers. This may cause pressure on loan pricing and make it more difficult to retain existing loan customers or attract new ones and may create compression in the Company’s net interest margin.

Services Provided

The Company offers a wide array of financial service products to meet the banking needs of its targeted segments in the market areas served. The Company regularly reviews the profitability and desirability of various product offerings, particularly new product offerings, to assure ongoing viability.

Deposit Services

The Company offers a wide range of deposit services that are typically available in most banks and other financial institutions including checking, savings, money market accounts and time deposits. The transaction accounts and time deposits are tailored to the Company’s primary markets and market segments at rates competitive with those offered in the area. Additional deposits are generated through national networks for institutional deposits. All deposit accounts are insured by the FDIC to the maximum amount permitted by law, currently $250,000 per depositor. The Company provides online cash management, remote deposit capture and banking services to businesses and consumers. The Company also allows 24-hour customer access to deposit and loan information via telephone and online cash management products.

Lending Activities

The Company emphasizes specific areas of lending within its primary markets. Commercial loans are made primarily to professionals, community-based businesses and nonprofit organizations. These loans are available for general operating purposes, acquisition of fixed assets, purchases of equipment and machinery, financing of inventory and accounts receivable and other business purposes. The Company also originates U.S. Small Business Administration (“SBA”) loans and is a national SBA preferred lender.

Within its primary markets, the Company also originates permanent and construction loans financing commercial facilities and pre-sold, custom and speculative home construction. The major thrust of residential construction lending is smaller in-fill construction projects consisting of single-family residences. However, due to the rapid deterioration in the national and regional housing market, the Company severely restricted lending on speculative home construction and significantly reduced its exposure to residential construction lending in 2009. At the same time, due to the economic recession and softness in commercial real estate markets, the Company took steps to reduce its exposure to commercial real estate loans both for construction of new facilities and permanent loans for commercial facilities, particularly investor-owned facilities. During 2013, as commercial real estate prices stabilized, the Company expanded construction financing activity in commercial real estate and multifamily residential construction financing.

Due to the Company’s concentration in real estate secured loans, the Company strategically focuses on increasing its commercial and industrial (“C & I”) loan lending. In particular, the Company has developed a specialty in C & I lending to dental professionals. Loans to dental professionals include loans for such purposes as starting up a practice, acquisition of a practice, equipment financing, owner-occupied facilities, and working capital. Loans for dental office startups are typically SBA loans as these loans represent additional risk. During 2013, the Company further expanded its national dental lending program and now has active loans in 30 states. During 2013 national lending was limited to loans to dental professionals for acquisition of practices by experienced dental professionals, owner-occupied commercial real estate or seasoned practice refinance loans.

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

Merchant and Card Services

In December 2013, the Company entered into an agreement with Vantiv, a third-party provider of merchant services, to outsource all merchant processing for the Bank’s clients. The agreement provides for a portion of the revenue generated from existing and new clients to be shared with the Company. Through the agreement, the Company’s existing merchant portfolio will be converted onto the Vantiv platform, with the conversion expected to take approximately six months. In addition, the customer service function will be performed by Vantiv, resulting in full-time equivalent employee (“FTE”) savings for the Bank. Overall merchant pre-tax income in 2014 is expected to remain unchanged from the prior year, but the Company does have potential for increased pre-tax income if certain new production goals are met during the year.

Other Services

The Company provides other traditional commercial and consumer banking services, including cash management products for businesses, online banking, safe deposit services, debit and automated teller machine (“ATM”) cards, automated clearing house (“ACH”) transactions, cashier’s checks, notary services and others. The Company is a member of numerous ATM networks and utilizes an outside processor for the processing of these automated transactions. The Company has an agreement with MoneyPass, an ATM provider, which permits Company customers to use MoneyPass ATMs located throughout the country at no charge to the customer.

Employees

At December 31, 2013, the Company employed 290 FTE employees with 23 FTEs in the Seattle market, 57 FTEs in the Portland market, and 76 FTEs in the Eugene market as well as 134 FTEs in administrative functions primarily located in Eugene, Oregon. None of these employees are represented by labor unions, and management believes that the Company’s relationship with its employees is good. The Company emphasizes a positive work environment for its employees, which is validated by recognition from independent third-parties.

During 2013, the Company was recognized for the fourteenth consecutive year by Oregon Business magazine as one of the 100 Best Companies to Work For in Oregon, jumping two places to rank 23rd in the large-company category. Also, the Company was recognized by Seattle Business magazine as one of Washington’s “100 Best Companies to Work For.” The Company ranked 12th in the Companies Headquartered Outside Washington category, the Bank was the only bank to place in the “banking and financial services” segment of this category. Additionally, Portland Business Journal named the Company as one of Oregon’s most admired companies. This was the fifth time the Company was recognized as a top-ten company in the “Financial Services” classification.

Management continually strives to retain and attract top talent as well as provide career development opportunities to enhance skill levels. A number of benefit programs are available to eligible employees, including group medical plans, paid sick leave, paid vacation, group life insurance, 401(k) plans, and equity compensation plans.

Supervision and Regulation

General

The following discussion provides an overview of certain elements of the extensive bank regulatory framework applicable to the Company and the Bank. This regulatory framework is primarily designed for the protection of depositors and other customers of banks, the federal deposit insurance fund and the banking system as a whole, rather than specifically for the protection of shareholders or other investors in the securities of banking organizations in the United States due to the breadth and growth of this regulatory framework, our costs of compliance continue to increase in order to monitor and satisfy these requirements.

To the extent that this section describes statutory and regulatory provisions, it is qualified by reference to those provisions. These statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to us, including the interpretation or implementation thereof, could have a material adverse effect on our business and operations. In light of the financial crisis, which began in 2008 and 2009, numerous changes to the statutes, regulations or regulatory policies applicable to us and other banks generally have been made or proposed. The full extent to which these changes will impact our business is not yet known. However, our continued efforts to monitor and comply with new regulatory requirements add to the complexity and cost of our business.

Federal Bank Holding Company Regulation

General. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended (“BHCA”), and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must file reports with and provide to the Federal Reserve such additional information as it may require. Under the GLB Act, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities and insurance underwriting. The Company has not applied to the Federal Reserve to become a financial holding company and has no plans to do so.

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

Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities, and on the use of their securities as collateral for loans to any borrower. These restrictions prevent the Company from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company are limited individually to 10 percent of the Bank’s capital stock and surplus and in the aggregate to 20 percent of the Bank’s capital stock and surplus. The Federal Reserve Act also provides that extensions of credit and other transactions between the Bank and the Company must be on terms and conditions, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions involving other non-affiliated companies, or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.

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

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act and the regulations of the Federal Reserve on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are at least as stringent as those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, regulatory enforcement actions, and other regulatory sanctions.

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

Dividends

The principal source of the Company’s cash is from dividends received from the Bank, which are subject to government regulation and limitations. In addition, capital raises provide another source of cash. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. The Oregon Bank Act and the Federal Deposit Insurance Corporation Improvement Act of 1991 also limit a bank’s ability to pay cash dividends to its parent company. A bank may not pay cash dividends if that payment would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. In addition, under the Oregon Bank Act, the amount of the dividend paid by the Bank may not be greater than net unreserved retained earnings, after first deducting to the extent not already charged against earnings or reflected in a reserve, all bad debts, which are debts on which interest is unpaid and past due at least six months unless the debt is fully secured and in the process of collection; all other assets charged-off as required by Oregon bank regulators or a state or federal examiner; and all accrued expenses, interest and taxes of the Bank. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. Payment of cash dividends by the Company and the Bank will depend on sufficient earnings to support them and adherence to bank regulatory requirements.

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

At December 31, 2013, the Company and the Bank each exceeded the required risk-based capital ratios for classification as “well capitalized” as well as the required minimum leverage ratios for the Bank. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” in this Form 10-K.

Regulatory Capital Framework; Recent Rule-Making by U.S. Bank Regulatory Agencies. Until recently the U.S. federal bank regulatory agencies’ risk-based capital guidelines were based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee). The Basel Committee is a committee of banking supervisory authorities from major countries in the global financial system which formulates broad supervisory standards and guidelines relating to financial institutions for implementation on a country-by-country basis.

In July 2013, the Federal Reserve Board and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the Basel Committee’s current international regulatory capital accord (Basel III). These rules replace the federal banking agencies’ general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. Banks, such as Pacific Continental Bank, will become subject to the new rules on January 1, 2015. The new rules establish more restrictive capital definitions, create additional categories and higher risk-weightings for certain asset classes and off-balance sheet exposures, higher leverage ratios and capital conservation buffers that will be added to the minimum capital requirements and must be met for banking organizations to avoid being subject to certain limitations on dividends and discretionary bonus payments to executive officers. The new rules also implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6% (which is an increase from 4.0%); (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%. While earlier proposals would have required that our trust preferred securities (TruPS) be phased out of Tier 1 capital, the new rules exempt depository institution holding companies with less than $15 billion in total consolidated assets as of December 31, 2009, such as the Company, from this requirement. These capital instruments, if issued prior to May 19, 2010, and currently in Tier 1 capital, are grandfathered in Tier 1 capital, subject to certain limits. Under the new rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.5% of total risk-weighted assets). The phase-in of the capital conservation buffer will begin January 1, 2016, and be completed by January 1, 2019. The new rules also provide for various adjustments and deductions to the definitions of regulatory capital that will phase in from January 1, 2014 to December 31, 2017. The implementation of these new rules could have an adverse impact on our financial position and future earnings due to the inclusion of Tier 1 capital as a core capital component and because of the heightened minimum capital requirements. The newly adopted capital rules could restrict our ability to grow during favorable market conditions, or require us to raise additional capital and liquidity, generally increase our cost of doing business, and impose other restrictions on our operations. The application of more stringent capital requirements would, among other things, result in lower returns on invested capital and result in regulatory sanctions if we were unable to comply with these requirements. As a result, our business, results of operations, financial condition or prospects could be adversely affected. We are currently evaluating the impact of the new capital rules on our regulatory capital position; however, we expect that we will be able to satisfy the minimum capital requirements adopted by the Federal Reserve and the other U.S. banking agencies within the prescribed implementation timelines. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” in this Form 10-K.

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

Banks are subject to periodic examinations by their primary regulators. Bank examinations have evolved from reliance on transaction testing in assessing a bank’s condition to a risk-focused approach. These examinations are extensive and cover the entire breadth of operations of the Bank. Generally, safety and soundness examinations occur on an 18-month cycle for banks under $500 million in total assets that are well-capitalized and without regulatory issues, and on a 12-month cycle otherwise. Examinations alternate between the federal and state bank regulatory agency and may occur on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examinations. However, the examination authority of the FDIC allows it to examine supervised banks as frequently as deemed necessary based on the condition of the Bank or as a result of certain triggering events. Neither the Company nor the Bank is party to a formal or informal agreement with the FDIC, the Federal Reserve or the Oregon Department of Consumer and Business Services.

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

Financial Services Modernization

The Gramm-Leach-Bailey Act, which became law in 1999, brought about significant changes to the laws affecting banks and bank holding companies. Generally, the GLB Act (i) repeals historical restrictions on preventing banks from affiliating with securities firms; (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies; (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies; (iv) provides an enhanced framework for protecting the privacy of consumer information and requires notification to consumers of bank privacy policies; and (v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. Bank holding companies that qualify and elect to become financial holding companies can engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities underwriting activities.

Deposit Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits, and are subject to deposit insurance assessments designed to tie what banks pay for deposit insurance more closely to the risks they pose. The Dodd-Frank Act required the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. As a result, assessments are now based on a financial institution’s average consolidated total assets less average tangible equity. The rules revised the assessment rate schedule and adopted additional rate schedules that will go into effect when the Deposit Insurance Fund reserve ratio reaches various milestones. The Dodd-Frank Act required the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15 percent to 1.35 percent of insured deposits by 2020 and eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. In October 2010, the FDIC adopted a comprehensive, long-range “restoration” plan for the Deposit Insurance Fund to ensure that the ratio of the fund’s reserves to insured deposits reaches 1.35 percent by 2020, as required by the Dodd-Frank Act. The fund’s designated reserve ratio for 2014 was set at 2.0 percent. The final rule adopts progressively lower assessment rate schedules as the fund reaches specified reserve levels. There can be no assurance that the FDIC will not impose special assessments or increase annual assessments in the future.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines that the institution has engaged in or is engaging in unsafe and unsound banking practices, is in an unsafe or unsound condition or has violated any applicable law, regulation or order or any condition imposed in writing by, or pursuant to, any written agreement with the FDIC. The termination of deposit insurance for the Bank could have a material adverse effect on our financial condition and results of operations due to the fact that the Bank’s liquidity position would likely be affected by deposit withdrawal activity.

Other Legislation

Dodd-Frank Wall Street Reform and Consumer Protection Act. As a result of the financial crises beginning in 2008-2009, on July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act has had, and is expected to continue to have, a broad impact on the financial services industry, including significant regulatory and compliance changes and changes to corporate governance matters affecting public companies. Various of the law’s provisions have been implemented by rules and regulations of the federal banking agencies, but certain provisions of the law are yet to be implemented. As a result, the full scope and impact of the law on banking institutions generally and on our business and operations cannot be determined at this time. However, the Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions continue to take effect. Some of the provisions of the Dodd-Frank Act that may impact our business are summarized below.

Corporate Governance. The Dodd-Frank Act requires publicly traded companies to provide their shareholders with (1) a non-binding shareholder vote on executive compensation, (2) a non-binding shareholder vote on the frequency of such vote, (3) disclosure of “golden parachute” arrangements in connection with specified change in control transactions, and (4) a non-binding shareholder vote on golden parachute arrangements in connection with these change in control transactions. Except with respect to “smaller reporting companies” and participants in the Troubled Asset Relief Program (“TARP”), the new rules applied to proxy statements relating to annual meetings of shareholders to be held after January 20, 2011.

Prohibition Against Charter Conversions of Troubled Institutions. The Dodd-Frank Act generally prohibits a depository institution from converting from a state to federal charter, or vice versa, while subject to an enforcement action, unless the bank seeks prior approval from its regulator and complies with specified procedures to ensure compliance with the enforcement action.

Overdraft and Interchange Fees. In November 2009, the Federal Reserve adopted amendments under its Regulation E that imposed new restrictions on banks’ abilities to charge overdraft services and fees. The rule prohibits financial institutions from charging fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The opt-in provision established requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions. Since a percentage of the Bank’s service charges on deposits are in the form of overdraft fees on point-of-sale transactions, this has had an adverse impact on our noninterest income.

The Dodd-Frank Act, through a provision known as the Durbin Amendment, required the Federal Reserve to establish standards for interchange fees that are “reasonable and proportional” to the cost of processing the debit card transaction and imposes other requirements on card networks. Under the final rule, effective in October 2011, the maximum permissible interchange fee that a bank may receive is the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction, with an additional upward adjustment of no more than $0.01 per transaction if a bank develops and implements policies and procedures reasonably designed to achieve fraud-prevention standards set by regulation. In July 2013, a Federal district court held that this regulation was not valid under the Act’s standard that the fee be “reasonable and proportional” to the cost of processing the debit card transaction; the court held that the Federal Reserve’s regulation improperly included certain categories of costs in applying the statutory standard. It also held that the regulation improperly failed to give merchants the ability to choose from among multiple networks to process debit card transactions. The Federal Reserve has appealed this decision, and the court has stayed its ruling until there has been a ruling on the appeal. This decision, upon its effectiveness, which would be after the resolution of the appeal, could further reduce the fee revenues that banks receive from the business of processing debit card transactions. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, the rule could affect the competitiveness of debit cards issued by smaller banks.

Consumer Financial Protection Bureau. The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”). The CFPB has broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws for banks and thrifts with greater than $10 billion in assets. Among the CFPB’s responsibilities are implementing and enforcing federal consumer financial protection laws, reviewing the business practices of financial services providers for legal compliance, monitoring the marketplace for transparency on behalf of consumers and receiving complaints and questions from consumers about consumer financial products and services. The Dodd-Frank Act added prohibitions on unfair, deceptive or abusive acts and practices to the scope of consumer protection regulations overseen and enforced by the CFPB. Institutions with less than $10 billion in assets, such as the Company, are subject to rules promulgated by the CFPB but will continue to be examined and supervised by their federal banking regulators for compliance purposes.

Repeal of Demand Deposit Interest Prohibition. The Dodd-Frank Act repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Proposed Legislation

Proposed legislation that may affect the Company and the Bank is introduced in almost every legislative session, both federal and state. Certain of such legislation could dramatically affect the regulation of the banking industry. We cannot predict if any such legislation will be adopted or, if it is adopted, how it would affect the business of the Bank or the Company. Past history has demonstrated that new legislation or changes to existing laws or regulations usually results in a greater compliance burden and therefore generally increases the cost of doing business.

Effects of Government Monetary Policy

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy for such purposes as curbing inflation and combating recession. Its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. For the past several years in response to the financial crisis which began in 2008 and the ensuing recession, the Federal Reserve has pursued a variety of monetary measures aimed at sustaining a very low interest rate environment in the U.S. in order to stimulate economic growth, including purchases of long-term U.S. Treasury and federal agency backed securities and maintaining a very low target range for the federal funds rate. In December 2013, the Federal Reserve announced that in light of the improving outlook for labor market conditions and other economic indicators, the Federal Reserve would begin in January 2014 reducing the rate at which it would acquire U.S. Treasury and federal agency backed securities. However, the agency noted that the pace of such asset purchases in the future would be contingent on the agency’s outlook for the labor market and inflation and other factors.

Statistical Information

All dollar amounts in the following sections, except per common share data, are in thousands of dollars, except where otherwise indicated.

Selected Quarterly Information

The following chart contains data for the last eight quarters ended December 31, 2013.

YEAR	2013				2012
QUARTER	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$15,539	$16,007	$14,779	$14,608	$13,753	$13,883	$13,991	$14,267
Interest expense	1,151	1,149	1,263	1,231	1,272	1,398	1,493	1,655
Net interest income	14,388	14,858	13,516	13,377	12,481	12,485	12,498	12,612
Provision for loan loss	—	—	—	250	—	—	600	1,300
Noninterest income	1,563	1,447	1,535	1,281	1,382	1,415	1,493	1,451
Noninterest expense	10,045	10,406	9,508	10,773	8,908	8,715	8,764	8,718
Net income	3,652	3,940	3,724	2,451	3,383	3,438	3,117	2,715
PER COMMON SHARE DATA
Net income- (basic)	$0.20	$0.22	$0.21	$0.14	$0.19	$0.19	$0.17	$0.15
Net income- (diluted)	$0.20	$0.22	$0.21	$0.13	$0.19	$0.19	$0.17	$0.14
Regular cash dividends	$0.10	$0.09	$0.09	$0.08	$0.07	$0.06	$0.06	$0.05
Special cash dividends	$0.12	$0.12	$0.05	$0.08	$0.04	$0.03	$—	$—
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	17,888,818	17,888,182	17,872,378	17,835,088	18,085,607	18,166,377	18,062,633	18,195,415
Diluted	18,126,273	18,109,282	18,060,081	17,986,519	18,238,160	18,319,334	18,221,099	18,352,796

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

INVESTMENT PORTFOLIO

ESTIMATED FAIR VALUE

	December 31,
	2013	2012	2011
	(dollars in thousands)
Obligations of U.S. government agencies	$30,847	$17,844	$12,958
Obligations of states and political subdivisions	78,795	81,501	49,576
Private label mortgage-backed securities	5,314	8,600	11,927
Mortgage-backed securities	223,720	281,940	272,081
SBA variable rate pools	8,710	—	—

Total	$347,386	$389,885	$346,542

The following chart presents the fair value of each investment category by maturity date and includes a weighted average yield for each period. Mortgage-backed securities have been classified based on their December 31, 2013, projected average lives.

SECURITIES AVAILABLE-FOR-SALE

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Obligations of U.S. government agencies	$—	—	$18,905	1.68%	$11,942	2.24%	$—	—
Obligations of states and political subdivisions	403	3.49%	4,248	3.72%	30,435	2.94%	43,709	2.81%
Private label mortgage-backed securities	—	—	4,110	5.67%	1,204	5.62%	—	—
Mortgage-backed securities	18,468	1.09%	186,775	2.46%	18,477	2.32%	—	—
SBA variable rate pools	—	—	5,337	1.04%	3,373	0.43%	—	—

Total	$18,871	1.14%	$219,375	2.44%	$65,431	2.56%	$43,709	2.81%

Loan Portfolio

Average balances and average rates paid by category of loan for the fourth quarter and full year 2013 are included in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K. The following table contains period-end information related to the Company’s loan portfolio for the five years ended December 31, 2013.

LOAN PORTFOLIO

	December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Commercial and other loans	$391,229	$326,716	$274,156	$244,764	$239,450
Real estate loans	500,752	461,240	478,466	522,849	538,197
Construction loans	98,910	79,720	63,638	83,455	161,342
Consumer loans	3,878	3,581	4,569	5,900	6,763

	994,769	871,257	820,829	856,968	945,752
Deferred loan origination fees, net	(924)	(841)	(677)	(583)	(1,388)

	993,845	870,416	820,152	856,385	944,364
Allowance for loan losses	(15,917)	(16,345)	(14,941)	(16,570)	(13,367)

	$977,928	$854,071	$805,211	$839,815	$930,997

The following table presents loan portfolio information by loan category related to maturity and repricing sensitivity. Variable rate loans are included in the time frame in which the interest rate on the loan could be first adjusted. At December 31, 2013, the Company had approximately $346,708 of variable rate loans at their floors that are included in the analysis below. These loans are included in the category of their next available repricing date.

MATURITY AND REPRICING DATA FOR LOANS

	Commercial and Other	Real Estate	Construction	Consumer	Total
	(dollars in thousands)
Three months or less	$52,656	$28,682	$60,858	$2,906	$145,102
Over three months through 12 months	8,773	47,173	20,685	152	76,783
Over 1 year through 3 years	24,741	103,477	7,247	187	135,652
Over 3 years through 5 years	68,482	237,994	5,885	376	312,737
Over 5 years through 15 years	236,577	79,156	4,235	257	320,225
Thereafter	—	4,270	—	—	4,270

Total loans	$391,229	$500,752	$98,910	$3,878	$994,769

Loan Concentrations

At December 31, 2013, loans to dental professionals totaled $307,268 and represented approximately 30.89% of outstanding loans. Approximately 60.38% of the Company’s loans are secured by real estate.

Nonperforming Assets

The following table presents period-end nonperforming loans and assets for the five-year periods ended December 31, 2013:

NONPERFORMING ASSETS

	December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Nonaccrual loans	$5,343	$9,361	$26,594	$33,026	$32,793
90 or more days past due and still accruing	—	—	—	—	—

Total nonperforming loans	5,343	9,361	26,594	33,026	32,793
Government guarantees	(735)	(905)	(495)	(1,056)	(447)

Net nonperforming loans	4,608	8,456	26,099	31,970	32,346
Other real estate owned	16,355	17,972	11,000	14,293	4,224

Total nonperforming assets	$20,963	$26,428	$37,099	$46,263	$36,570

Nonperforming assets as a percentage of total assets	1.45%	1.92%	2.92%	3.82%	3.05%

If interest on nonaccrual loans had been accrued, such income would have been approximately $421, $708, and $1,934, respectively, for the years 2013, 2012, and 2011.

Allowance for Loan Losses

The following chart presents information about the Company’s allowance for loan losses. Management and the Board of Directors evaluate the allowance monthly and consider the amount to be adequate to absorb possible loan losses.

ALLOWANCE FOR LOAN LOSSES

	December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Balance at beginning of year	$16,345	$14,941	$16,570	$13,367	$10,980
Charges to the allowance
Commercial and other loans	(1,658)	(1,401)	(1,403)	(4,521)	(8,234)
Real estate loans	(407)	(1,190)	(5,555)	(5,913)	(4,303)
Construction loans	—	(1,054)	(8,792)	(4,949)	(21,146)
Consumer loans	(23)	(19)	(54)	(131)	(198)

Total charges to the allowance	(2,088)	(3,664)	(15,804)	(15,514)	(33,881)
Recoveries against the allowance
Commercial and other loans	982	1,917	581	1,158	56
Real estate loans	360	55	176	2,043	196
Construction loans	60	1,188	498	509	7
Consumer loans	8	8	20	7	9

Total recoveries against the allowance	1,410	3,168	1,275	3,717	268

Provisions	250	1,900	12,900	15,000	36,000

Balance at end of the year	$15,917	$16,345	$14,941	$16,570	$13,367

Net charge offs as a percentage of total average loans	0.07%	0.06%	1.74%	1.30%	3.50%

The following table sets forth the allowance for loan losses allocated by loan type for the five years ended December 31, 2013:

	2013		2012		2011		2010		2009
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial and other loans	$5,113	39.3%	$3,846	37.5%	$2,776	33.5%	$2,230	28.6%	$2,557	25.3%
Real estate loans	7,668	50.4%	9,456	53.0%	8,267	58.2%	4,520	61.0%	4,182	56.9%
Construction loans	1,493	10.0%	1,987	9.1%	2,104	7.7%	8,562	9.7%	4,478	17.1%
Consumer loans	68	0.3%	70	0.4%	87	0.6%	64	0.7%	66	0.7%
Unallocated	1,575	N/A	986	N/A	1,707	N/A	1,194	N/A	2,084	N/A

Allowance for loan losses	$15,917	100.0%	$16,345	100.0%	$14,941	100.0%	$16,570	100.0%	$13,367	100.0%

During 2013, the Company recorded a provision for loan losses of $250 compared to $1,900 for the year 2012. At December 31, 2013, the Company’s recorded investment in nonperforming loans, net of government guarantees, was $8,705, with a specific allowance of $57 provided for in the ending allowance for loan losses.

While the Company saw improvement with regard to the overall credit quality of the loan portfolio in 2013, management cannot predict the level of the provision for loan losses, the level of the allowance for loan losses, nor the level of nonperforming assets in future quarters as a result of continuing uncertain economic conditions. At December 31, 2013, and as shown above, the Company’s unallocated reserves were $1,575 or 9.90% of the total allowance for loan losses at year-end. Management believes that the allowance for loan losses at December 31, 2013, is adequate and that this level of unallocated reserves was prudent in light of the economic conditions and uncertainty that exists in the Northwest markets that the Company serves and the increasing concentration in loans to dental professionals. See Note 4 in this Form 10-K for additional information on the dental loan portfolio.

Deposits

Average balances and average rates paid by category of deposit are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K. The chart below details period-end information related to the Company’s time deposits at December 31, 2013. The Company does not have any foreign deposits. Variable rate deposits are listed by first repricing opportunity.

TIME DEPOSITS

	Time Deposits of $100 or more	Time Deposits of less than $100	Total Time Deposits
	(dollars in thousands)
<3 Month	$38,389	$11,951	$50,340
3-6 Months	4,736	10,987	15,723
6-12 Months	12,198	8,561	20,759
>12 Months	23,758	53,878	77,636

	$79,081	$85,377	$164,458

Borrowings

The Company uses short-term borrowings to fund fluctuations in deposits and loan demand. The Bank has access to both secured and unsecured overnight borrowing lines. The secured borrowing lines are collateralized by loans. At December 31, 2013, the Company had secured borrowing lines with the Federal Home Loan Bank of Seattle (the “FHLB”) and the Federal Reserve Bank of San Francisco (the “FRB”). At December 31, 2013, the FHLB borrowing line was limited by the amount of collateral pledged which limited total borrowings to $229,547. The borrowing line with the FRB is limited by the value of discounted collateral pledged, which at December 31, 2013, was $92,579. At December 31, 2013, the Company also had unsecured borrowing lines with various correspondent banks totaling $129,000. At December 31, 2013, the Company had $5,150 in overnight borrowings outstanding on its unsecured borrowing lines. At December 31, 2013, there was $285,776 available on secured and unsecured borrowing lines with the FHLB, the FRB, and various correspondent banks.

SHORT-TERM BORROWINGS

	2013	2012	2011
	(dollars in thousands)
Federal funds purchased, FHLB CMA, FRB, & short-term advances
Average interest rate
At year end	0.25%	0.38%	0.29%
For the year	0.32%	0.53%	0.53%
Average amount outstanding for the year	$124,671	$102,614	$32,124
Maximum amount outstanding at any month end	$158,740	$129,385	$78,050
Amount outstanding at year end	$124,150	$86,570	$56,800

At December 31, 2013, the Company had FHLB borrowings totaling $160,000 with a weighted average interest rate of 0.67% and a remaining average maturity of approximately 0.71 years. More information on long-term borrowings can be found in Note 10 in the Notes to Consolidated Financial Statements in the Form 10-K.

The Company’s other long-term borrowings consisted of $8,248 in junior subordinated debentures originated on November 28, 2005, and due on January 7, 2036. The interest rate on the debentures was 6.265% until January 2012 after which it was converted to a floating rate of three-month LIBOR plus 135 basis points. During April 2013, the Company entered into a swap agreement with a third party, which fixed the rate on its $8,000 of trust preferred securities at 2.73% for seven years.

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

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. Refer to “Supervision and Regulation” in Item 1 of this Form 10-K for discussion of certain of these measures. In response to the adverse financial and economic developments that have, since 2008, impacted the U.S. and global economies and financial markets, and presented challenges for the banking and financial services industry, various significant economic and monetary stimulus measures were implemented by the U.S. Congress. It cannot be predicted whether these or other U.S. governmental actions will result in lasting improvement in financial and economic conditions affecting the U.S. banking industry and the U.S. economy. It also cannot be predicted whether and to what extent the efforts of the U.S. government to combat the mixed economic conditions will continue. If, notwithstanding the government’s fiscal and monetary measures, the U.S. economy were to deteriorate, this would present significant challenges for the U.S. banking and financial services industry and for our Company.

The challenges to the level of economic activity in the U.S., and, therefore, to the banking industry, have also been exacerbated by the extensive political disagreements regarding the statutory debt limit on U.S. federal government obligations and measures to address the substantial federal deficits. Following enactment of federal legislation in August 2011 which averted a default by the U.S. federal government on its sovereign obligations by raising the statutory debt limit and which established a process whereby cuts in federal spending may be accomplished, Standard & Poor’s Ratings Services (“Standard & Poor’s”) lowered its long-term sovereign credit rating on the U.S. to “AA+” from “AAA” while affirming its highest rating on short-term U.S. obligations. Standard & Poor’s also stated at the time that its outlook on the long-term rating remained negative; however, in June 2013, Standard & Poor’s revised its outlook on the U.S. credit rating to stable from negative. At the present time, both Fitch Ratings and Moody’s have reaffirmed the U.S.’s “AAA” credit rating; however, Fitch Ratings has stated that its outlook on the U.S. is negative, while, in July 2013, Moody’s revised its outlook on the U.S. credit rating to stable from negative. In February 2014, the U.S. Congress passed legislation to increase the statutory debt limit through March 2015. The U.S. Congress will need to pass additional legislation prior to March 2015 to further increase the statutory debt limit in order for the government to continue to make payments to its creditors. These statutory debt limit and budget deficit concerns have increased the possibility of the credit rating agencies further downgrading the U.S. credit rating. Although it is not possible to predict the long-term impact of these developments on the U.S. economy in general and the banking industry in particular, the downgrade by Standard & Poor’s and any further downgrades by it or other rating agencies could increase over time the U.S. federal government’s cost of borrowing which may worsen its fiscal challenges, as well as generating upward pressure on interest rates generally in the U.S. which could, in turn, have adverse consequences for borrowers and the level of business activity.

The outcome and impact of these developments cannot be predicted with any certainty, but could have further adverse consequences for the credit ratings of U.S. debt and also present additional challenges for the U.S. economy and for the U.S. banking industry in general and for our business prospects as well. Any of the foregoing developments could generate further uncertainties and challenges for the U.S. economy which, in turn, could adversely affect the prospects of the banking industry in the U.S. and our business.

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

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits, and are subject to deposit insurance assessments designed to tie what banks pay for deposit insurance more closely to the risks they pose. The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less average tangible equity of a financial institution. In addition, the Dodd-Frank Act required the FDIC to increase the designated reserve ratio (the FDIC is required to set the reserve ratio each year) of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits; required that the fund meet that minimum ratio of insured deposits by 2020; and eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. See “Supervision and Regulation- Deposit Insurance” in this Form 10-K.

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

In that regard, sweeping financial regulatory reform legislation in the form of the Dodd-Frank Act was enacted in July 2010. Among other provisions, the legislation (i) created a new Bureau of Consumer Financial Protection with broad powers to regulate consumer financial products such as credit cards and mortgages, (ii) created a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, (iii) has led to new capital requirements from federal banking agencies, (iv) placed new limits on electronic debit card interchange fees, and (v) required the Securities and Exchange Commission and national stock exchanges to adopt significant new corporate governance and executive compensation reforms. The new legislation and regulations are likely to increase the overall costs of regulatory compliance and, in many ways, have increased, or may increase in the future, the cost of doing business and present other challenges to the financial services industry.

In July 2013, the Federal Reserve Board and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the Basel Committee’s current international regulatory capital accord (Basel III). These rules, upon their effectiveness, will replace the federal banking agencies’ general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. Banks, such as Pacific Continental Bank, will become subject to the new rules on January 1, 2015. The new rules establish more restrictive capital definitions, create additional categories and higher risk-weightings for certain asset classes and off-balance sheet exposures, higher leverage ratios and capital conservation buffers that will be added to the minimum capital requirements and must be met for banking organizations to avoid being subject to certain limitations on dividends and discretionary bonus payments to executive officers. The new rules also implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.50%; (b) a Tier 1 capital ratio of 6.00% (which is an increase from 4.00%); (c) a total capital ratio of 8.00%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4.00%. While earlier proposals would have required that our trust preferred securities (TruPS) be phased out of Tier 1 capital, the new rules exempt depository institution holding companies with less than $15 billion in total consolidated assets as of December 31, 2009, such as the Company, from this requirement. These capital instruments, if issued prior to May 19, 2010, and currently in Tier 1 capital, are grandfathered in Tier 1 capital, subject to certain limits. Under the new rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.50% of total risk-weighted assets). The phase-in of the capital conservation buffer will begin January 1, 2016, and be completed by January 1, 2019. The new rules also provide for various adjustments and deductions to the definitions of regulatory capital that will phase in from January 1, 2014 to December 31, 2017.

On January 12, 2014, the Basel Committee issued its near final version of its leverage ratio and disclosure guidance (the “Basel III Leverage Ratio”). The Basel III Leverage Ratio will be subject to further calibration until 2017, with final implementation expected by January 18, 2018. The Basel III Leverage Ratio makes a number of significant changes to the Basel Committee’s June 2013 consultative paper (“Consultative Paper”) by easing the approach to measuring the exposures of off-balance sheet items. These changes address the financial services industry’s concern that the Consultative Paper’s definition of exposure was too expansive, i.e., that the leverage ratio’s denominator was too large. The changes eliminate many, but not all, differences between the Basel III Leverage Ratio and the U.S. supplemental leverage ratio (“SLR”), which is currently set at a minimum of three percent and applies to U.S. firms with over $250 billion in assets.

We are currently evaluating the potential impact of the new capital rules on our regulatory capital position. The implementation of these new rules could have an adverse impact on our financial position and future earnings due to the inclusion of Tier 1 capital as a core capital component and because of the heightened minimum capital requirements. The newly adopted capital rules, as described above, as well as various proposed regulations, if adopted, could restrict our ability to grow during favorable market conditions, or require us to raise additional capital and liquidity, generally increase our cost of doing business, and impose other restrictions on our operations. The application of more stringent capital requirements would, among other things, result in lower returns on invested capital and result in regulatory sanctions if we were unable to comply with these requirements. As a result, our business, results of operations, financial condition or prospects could be adversely affected.

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

As is the case with many banks, our profitability is dependent to a large extent upon our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect, and has in past years, impacted, our net interest margin, and, in turn, our profitability. This impact could result in a decrease in our interest income relative to interest expense. Increases in interest rates may also adversely impact the value of our securities investment portfolio. At December 31, 2013, our balance sheet was liability sensitive, and an increase in interest rates could cause our net interest margin and our net interest income to decline. For the past several years, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the Federal Reserve has pursued highly accommodative monetary policies (including a very low Federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities) in an effort to facilitate growth in the U.S. economy and a reduction in levels of unemployment. This environment has placed downward pressure on the net interest margins of U.S. banks, including Pacific Continental Bank. We cannot predict with any certainty whether or to what extent these Federal Reserve policies will continue.

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

We have a high degree of concentration in loans secured by real estate (see Note 3 in the Notes to Consolidated Financial Statements included in this Form 10-K). Further deterioration in the local economies we serve could have a material adverse effect on our business, financial condition and results of operations due to a weakening of our borrowers’ ability to repay these loans, higher default rates, and a decline in the value of the collateral securing these loans. In light of the continuing effects of the economic downturn, real estate values have been adversely affected. As we have experienced, significant declines in real estate collateral can occur quite suddenly as new appraisals are performed in the normal course of monitoring the credit quality of the loan. Significant declines in the value of real estate collateral due to new appraisals can occur due to declines in the real estate market, changes in methodology applied by the appraiser, and/or using a different appraiser than was used for the prior appraisal. Our ability to recover on these loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining real estate values which increases the likelihood we will suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the allowance for loan losses. This, in turn, could require material increases in our allowance for loan losses and adversely affect our financial condition and results of operations, perhaps materially.

We have a significant concentration in loans to dental professionals, and loan concentrations within one industry may create additional risk.

Bank regulatory authorities and investors generally view significant loan concentrations within any particular industry as carrying higher inherent risk than a loan portfolio without any significant concentration in one industry. We have a significant concentration of loans to dental professionals which represented 30.89% in principal amount of our total loan portfolio at December 31, 2013 (see Note 4 in the Notes to Consolidated Financial Statements included in this From 10-K). While we apply credit practices which we believe to be prudent to these loans as well as all the other loans in our portfolio, due to our concentration in dental lending we are exposed to the general risks of industry concentration, which include adverse market factors impacting that industry alone or disproportionately to other industries. In addition, bank regulatory authorities may in the future require us to limit additional lending in the dental industry if they have concerns that our concentration in that industry creates significant risks, which in turn could limit our ability to pursue new loans in an area where we believe we currently have a competitive advantage.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2013, our nonperforming loans (which include all nonaccrual loans, net of government guarantees) were 0.46% of the loan portfolio. At December 31, 2013, our nonperforming assets (which include foreclosed real estate) were 1.45% of total assets. Nonperforming loans and assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur losses relating to nonperforming assets. We generally do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, less estimated selling expenses, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors which can be detrimental to the performance of their other responsibilities. Any significant future increase in nonperforming assets could have a material adverse effect on our business, financial condition and results of operations.

We may not have the ability to continue paying dividends on our common stock at current or historic levels.

On January 22, 2014, we announced a quarterly cash dividend of $0.10 per share, payable to shareholders of record on February 3, 2014, and declared a special cash dividend of $0.10 per share. For the year ended December 31, 2013, the Company paid $0.73 per share in dividends. Our ability to pay dividends on our common stock depends on a variety of factors. It is possible in the future that we may not be able to continue paying quarterly dividends commensurate with historic levels, if at all. As a holding company, a substantial portion of our cash flow typically comes from dividends our bank subsidiary pays to us. Cash dividends will depend on sufficient earnings to support them and adherence to bank regulatory requirements. If the Bank is not able to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations and prospects.

We may be required, in the future, to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Our securities portfolio contains whole loan private mortgage-backed securities and municipal securities and currently includes securities with unrecognized losses. We may continue to observe volatility in the fair market value of these securities. We evaluate the securities portfolio for any other than temporary impairment (“OTTI”) each reporting period, as required by GAAP. Future evaluations of the securities portfolio could require us to recognize impairment charges. The credit quality of securities issued by certain municipalities has deteriorated in recent quarters. Although management does not believe the credit quality of the Company’s municipal securities has similarly deteriorated, such deterioration could occur in the future. For example, it is possible that government-sponsored programs to allow mortgages to be refinanced to lower rates could materially adversely impact the yield on our portfolio of mortgage-backed securities, since a significant portion of our investment portfolio is composed of such securities.

In addition, as a condition to membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2013, we had stock in the FHLB totaling $10,425. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. As of December 31, 2013, we did not recognize an impairment charge related to our FHLB stock holdings. Future negative changes to the financial condition of the FHLB could require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our reported earnings.

At December 31, 2013, we had $22,881 of goodwill on our balance sheet. In accordance with GAAP, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of qualitative and quantitative factors, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant entity-specific events. The last impairment test was performed at December 31, 2013. At December 31, 2013, we did not recognize an impairment charge related to our goodwill. Future evaluations of goodwill may result in findings of impairment and write downs, which would impact our operating results and could be material.

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

We are dependent on third-parties and their ability to process and monitor, on a daily basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets. These transactions, as well as the information technology services we provide to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Due to the breadth of our client base and our geographical reach, developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as electrical, internet or telecommunications outages, a spike in transaction volume, a cyber-security attack or other unforeseen catastrophic events, which may adversely affect our ability to process these transactions or provide services.

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take numerous protective measures to maintain the confidentiality, integrity and availability of our and our clients’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-security attacks and other events that could have an adverse security impact. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third-parties, such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or the threats may originate from within our organization. These events could result in litigation or financial losses that are either not insured against or not fully covered by insurance, regulatory consequences or reputational harm, any of which could harm our competitive position, operating results and financial condition. These types of incidents can remain undetected for extended periods of time thereby increasing the associated risks. We may also be required to expend significant resources to modify our protective measures or to investigate and remediate vulnerabilities or exposures arising from cyber-security risks.

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

To date we have not experienced any material losses relating to a cyber-security incident or other information security breaches, but there can be no assurance that we will not suffer such losses or information security breaches in the future. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our clients’ or other third-parties’ operations, which could result in damage to our reputation, substantial costs, regulatory penalties and/or client dissatisfaction or loss. Potential costs of a cyber-security incident may include, but would not be limited to, remediation costs, increased protection costs, lost revenue from the unauthorized use of proprietary information or the loss of current and/or future customers, and litigation.

A recent data security breach at a large U.S. retailer recently resulted in the compromise of data related to credit and debit cards of large numbers of customers requiring many banks to reissue their customer’s credit and debit cards and reimburse customers for losses sustained. Proposals have been advanced to replace the magnetic-stripe cards commonly used in the U.S. with more secure smart-chip technology to reduce the risk of such data breaches. The costs of such a conversion could be considerable and it remains unclear at this time how much of such costs would be borne by retailers, card issuers and the banking industry.

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

Risks associated with potential acquisitions and expansion activities or divestitures may disrupt our business and adversely affect our operating results.

We regularly evaluate potential acquisitions and expansion opportunities. We have in the past, and may in the future, seek to expand our business by acquiring other businesses which we believe will enhance our business. We cannot predict the frequency, size or timing of our acquisitions, as this will depend on the availability of prospective target opportunities at valuation levels we find attractive and the competition for such opportunities from other parties. There can be no assurance that our acquisitions will have the anticipated positive results, including results related to: the total cost of integration; the retention of key personnel; the time required to complete the integration; the amount of longer-term cost savings; continued growth; or the overall performance of the acquired company or combined entity. We also may encounter difficulties in obtaining required regulatory approvals and unexpected contingent liabilities can arise from the businesses we acquire. Further, the asset quality or other financial characteristics of a business or assets we may acquire may deteriorate after an acquisition agreement is signed or after an acquisition closes, which could result in impairment or other expenses and charges which would reduce our operating results. Integration of an acquired business can be complex and costly. If we are not able to integrate successfully past or future acquisitions, there is a risk that results of operations could be adversely affected. To the extent that we grow through acquisitions, there is a risk that we will not be able to adequately or profitably manage this growth. In addition, we may sell or restructure portions of our business. Any divestitures or restructuring may result in significant expenses and write-offs, which would have a material adverse effect on our business, results of operations and financial condition, and may involve additional risks.

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

The principal properties of the Company are comprised of the banking facilities owned by the Bank. The Bank operates fourteen full-service facilities and two loan production offices. The Bank owns a total of eight buildings and, with the exception of two buildings, owns the land on which these buildings are situated. Significant properties owned by the Bank are as follows:

1)	Three-story building and land with approximately 30,000 square feet located on Olive Street in Eugene, Oregon.

2)	Building with approximately 4,000 square feet located on West 11th Avenue in Eugene, Oregon. The building is on leased land.

3)	Building and land with approximately 8,000 square feet located on High Street in Eugene, Oregon.

4)	Three-story building and land with approximately 31,000 square feet located in Springfield, Oregon. The Company occupies approximately 5,500 square feet of the first floor and approximately 10,763 square feet on the second floor and leases, or is seeking to lease, the remaining space.

5)	Building and land with approximately 3,500 square feet located in Beaverton, Oregon.

6)	Building and land with approximately 2,000 square feet located in Junction City, Oregon.

7)	Building and land with approximately 5,000 square feet located near the Convention Center in Portland, Oregon.

8)	Building with approximately 6,800 square feet located at the Nyberg Shopping Center in Tualatin, Oregon. The building is on leased land.

The Bank leases facilities for branch offices in Eugene, Oregon, Portland, Oregon, Seattle, Washington, Bellevue, Washington, and Vancouver, Washington. The Company also leases facilities for a loan production office in Tacoma, Washington. In addition, the Company leases a portion of an adjoining building to the High Street office for administrative and training functions. Management considers all owned and leased facilities adequate for current use.

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

Market Information and Shareholders

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol PCBK. At February 28, 2014, the Company had 17,895,114 shares of common stock outstanding held by approximately 2,581 shareholders of record.

The high, low and closing sales prices (based on daily closing price) for the last eight quarters are shown in the table below.

YEAR	2013				2012
QUARTER	Fourth	Third	Second	First	Fourth	Third	Second	First
Market value:
High	$16.27	$13.69	$11.80	$11.51	$9.75	$9.45	$9.71	$9.81
Low	12.54	11.79	10.10	9.61	8.92	8.86	8.42	8.34
Close	15.94	13.11	11.80	11.17	9.73	8.93	8.87	9.42

Dividends

The Company has generally paid cash dividends on a quarterly basis. Cash dividends, when and if declared, will be declared and announced simultaneously with the Company’s quarterly earnings releases in January, April, July, and October each year with dividends to be paid in February, May, August, and November. The Board of Directors considers the dividend amount quarterly and takes a broad perspective in its dividend deliberations, including a review of recent operating performance, capital levels, and concentrations of loans as a percentage of capital, as well as growth projections. The Board also considers dividend payout ratios, dividend yield, and other financial metrics in setting the quarterly dividend. Regulatory authorities may prohibit the Company from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Current guidance from the Federal Reserve provides, among other things, that dividends per share generally should not exceed earnings per share, measured over the previous four fiscal quarters.

YEAR	2013				2012
QUARTER	Fourth	Third	Second	First	Fourth	Third	Second	First
Regular cash dividend	$0.10	$0.09	$0.09	$0.08	$0.07	$0.06	$0.05	$0.05
Special cash dividend	0.12	0.12	0.05	0.08	0.04	0.03	—	—

Total dividend	$0.22	$0.21	$0.14	$0.16	$0.11	$0.09	$0.05	$0.05

Equity Compensation Plan Information

	Year Ended December 31, 2013
	Number of shares to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights (2) (3)	Number of shares remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders(1)	1,005,360	$14.01	551,967
Equity compensation plans not approved by security holders	—	—	—

Total	1,005,360	$14.01	551,967

(1)	Under the Company’s respective equity compensation plans, the Company may grant incentive stock options and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to its employees and directors; however, only employees may receive incentive stock options.
(2)	All amounts have been adjusted to reflect subsequent stock splits and stock dividends.
(3)	Weighted average exercise price is based solely on equity grants with an exercise price.

Performance Graph

The information contained in the following chart entitled “Total Return Performance” is not considered to be “soliciting material,” or “filed,” or incorporated by reference in any past or future filing by the Company under the Securities Exchange Act of 1934 or the Securities Act of 1933 unless and only to the extent that the Company specifically incorporates it by reference.

The above graph and following table compares the total cumulative shareholder return on the Company’s Common Stock, based on reinvestment of all dividends, to the cumulative total returns of the Russell 2000 Index and SNL Securities $1 Billion to $5 Billion Bank Asset Size Index. The graph assumes $100 invested on December 31, 2008, in the Company’s Common Stock and each of the indices.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Pacific Continental Corporation	100.00	78.08	68.96	61.35	69.79	121.37
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
SNL Bank $1B-$5B	100.00	71.68	81.25	74.10	91.37	132.87

ITEM 6	Selected Financial Data

Selected financial data for the past five years is shown in the table below.

(Dollars in thousands, except for per share data)

	2013	2012	2011	2010	2009
For the year
Net interest income	$56,139	$50,076	$51,169	$51,261	$54,039
Provision for loan losses	250	1,900	12,900	15,000	36,000
Noninterest income	5,826	5,741	5,866	4,649	4,405
Noninterest expense	40,732	35,105	37,076	33,094	31,162
Income tax expense (benefit)	7,216	6,159	1,718	2,724	(3,839)
Net income (loss)	13,767	12,653	5,341	5,092	(4,879)
Cash dividends	13,050	5,588	1,842	736	3,272
Per common share data
Net income (loss):
Basic	$0.77	$0.70	$0.29	$0.28	$(0.35)
Diluted	0.76	0.69	0.29	0.28	(0.35)
Regular cash dividends	$0.36	$0.24	$0.10	$0.04	$0.25
Special cash dividends	0.37	0.07	—	—	—

Total dividends	$0.73	$0.31	$0.10	$0.04	$0.25
Book value	$10.01	$10.28	$9.70	$9.35	$9.01
Tangible book value(3)	8.69	9.05	8.50	8.13	7.77
Market value, end of year	15.94	9.73	8.85	10.06	11.44
At year end
Assets	$1,449,726	$1,373,487	$1,270,232	$1,210,176	$1,199,113
Loans, less allowance for loan loss (1)	977,928	854,071	806,269	841,931	930,997
Available-for-sale securities	347,386	389,885	346,542	253,907	167,618
Core deposits (2)	990,315	938,629	885,843	895,838	771,986
Total deposits	1,090,981	1,046,154	965,254	958,959	827,918
Shareholders’ equity	179,184	183,381	178,866	172,238	165,662
Tangible equity (3)	155,568	161,350	156,631	149,780	142,981
Average for the year
Assets	$1,433,213	$1,317,094	$1,226,715	$1,189,289	$1,129,971
Earning assets	1,309,483	1,201,573	1,122,535	1,086,677	1,051,315
Loans, less allowance for loan loss (1)	943,381	816,655	817,915	887,594	943,788
Available-for-sale securities	365,889	384,810	304,424	198,507	96,549
Core deposits (2)	967,592	877,256	879,779	827,082	703,894
Total deposits	1,074,166	972,854	945,187	904,169	782,835
Interest-paying liabilities	912,022	833,680	781,925	799,638	810,380
Shareholders’ equity	180,857	181,475	177,256	170,758	135,470
Financial ratios
Return on average:
Assets	0.96%	0.96%	0.44%	0.43%	-0.43%
Equity	7.61%	6.97%	3.01%	2.98%	-3.60%
Tangible equity (3)	8.75%	7.94%	3.45%	3.44%	-4.33%
Avg shareholders’ equity / avg assets	12.62%	13.78%	14.45%	14.36%	11.99%
Dividend payout ratio	94.79%	44.16%	34.49%	14.45%	NM
Risk-based capital:
Tier I capital	14.90%	16.90%	17.97%	15.86%	14.38%
Total capital	16.15%	18.15%	19.22%	17.10%	15.63%

(1)	Outstanding loans include loans held-for-sale and net deferred fees.
(2)	Core deposits include all demand, interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.
(3)	Tangible book value per share and tangible equity exclude goodwill and core deposit intangibles related to acquisitions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Results of Operations Overview” in the Form 10-K for a reconciliation of non-GAAP financial measures.

NM—Not meaningful

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

HIGHLIGHTS

	2013	2012	% Change 2013 vs. 2012	2011	% Change 2012 vs. 2011
Net income	$13,767	$12,653	8.8%	$5,341	136.9%
Operating revenue (1)	61,965	55,817	11.0%	57,035	-2.1%
Earnings per share
Basic	$0.77	$0.70	10.0%	$0.29	141.4%
Diluted	$0.76	$0.69	10.1%	$0.29	137.9%
Assets, period-end	$1,449,726	$1,373,487	5.6%	$1,270,232	8.1%
Gross loans, period-end (2)	994,769	871,257	14.2%	820,829	6.1%
Core deposits, period-end (3)	990,315	938,629	5.5%	885,843	6.0%
Deposits, period-end	1,090,981	1,046,154	4.3%	965,254	8.4%
Return on average assets	0.96%	0.96%		0.44%
Return on average equity	7.61%	6.97%		3.01%
Return on average tangible equity (4)	8.75%	7.94%		3.45%
Avg shareholders’ equity / avg assets	12.62%	13.78%		14.45%
Dividend payout ratio	94.79%	44.16%		34.49%
Net interest margin (5)	4.37%	4.24%		4.61%
Efficiency ratio	65.73%	62.89%		65.01%

(1)	Operating revenue is defined as net interest income plus noninterest income.
(2)	Excludes loans held-for-sale, net deferred fees and allowance for loan losses.
(3)	Defined by the Company as demand, interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.
(4)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.
(5)	Presentation of net interest margin for all periods reported has been adjusted to a tax- equivalent basis using a 35% tax rate.

Results of Operations—Overview

The Company recorded net income of $13,767 for the year 2013, an improvement of $1,114 or 8.80% over the prior year. The results for 2013 included $1,246 in merger related expenses associated with the acquisition of Century Bank during the first quarter 2013. Improvement in 2013 net income over 2012 was due to increased revenues, specifically net interest income and a lower provision for loan losses, which more than offset an increase in noninterest expense. The increase in net interest income was attributable to an increase in loans, both loans acquired in the Century Bank transaction and organic loan growth, combined with an improvement in the net interest margin. The provision for loan losses in 2013 was $250, down $1,650 from 2012. This decline was primarily due to reductions in classified assets, nonperforming loans and recoveries booked during the year. A portion of the improvement in net interest income and the provision for loan losses was offset by higher noninterest expenses, primarily personnel expense, other real estate expense, and merger related expenses.

The Company recorded net income of $12,653 for 2012 compared to net income of $5,341 in 2011. The improvement in 2012 net income over the prior year was largely due to a lower provision for loan losses and a decrease in noninterest expense. The provision for loan losses in 2012 was $1,900, down $11,000 from the $12,900 recorded in 2011. This decline in the provision for loan losses was due to significantly lower net loan charge offs, a reduction in classified assets, and reductions in nonperforming assets. Noninterest expense for the year 2012 was $35,105, a $1,971 or 5.32% decrease from 2011. The decline in noninterest expense was due to lower FDIC insurance assessments, reduced costs associated with problem assets, specifically legal fees and collection costs related to problem loans, and other real estate expenses, particularly valuation write downs on other real estate owned.

Year-end assets at December 31, 2013, were $1,449,726, up $76,239 or 5.55% from December 31, 2012, asset totals. Growth in assets was due to an increase in outstanding net loans of $123,857, which included loans acquired in the Century Bank transaction. Growth in outstanding loans was partially offset by a $42,499 decline in the Company’s securities portfolio. The Company experienced a more typical seasonal core deposit pattern with deposit outflows occurring during the first half of the year followed by growth in core deposits during the second half of the year. Outstanding core deposits were $990,315 at December 31, 2013, up $51,686 or 5.51% over the prior year-end. Growth in the Company’s demand deposits accounted for $37,066 of the increase in core deposits and which were up 11.24% over December 31, 2012, outstanding demand deposits.

Average assets for the year 2013 were $1,433,213, up $116,119 or 8.82% over 2012, due to growth in average outstanding loans. Growth in average loans in 2013 over the prior year was partially funded by a decline in the average balance of the securities portfolio. Average core deposits for the year 2013 were $967,592, up $90,336 or 10.30% over average core deposits in 2012. Average core deposits in 2013 include core deposits acquired in the Century Bank transaction.

During 2014, the Company believes the following factors could impact our financial results:

•	Changes and volatility in interest rates could negatively impact yields on earning assets and the cost of interest-bearing liabilities, thus negatively affecting the Company’s net interest margin and net interest income.

•	The availability of low-cost wholesale funding sources due to disruption in the financial and capital markets.

•	The ability to manage noninterest expense growth in light of anticipated increases in regulatory compliance cost.

•	Potential expenses related to other real estate owned, specifically valuation write downs.

•	The ability to attract and retain qualified and experienced bankers in our markets.

•	The possible reduction in federal, state and local government spending that could affect national, regional, and local economies as well as negatively affect loan demand, the credit quality of existing clients with lending relationships, unemployment rates, and vacancy rates of commercial real estate properties.

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

	2013	2012	2011
Total shareholders’ equity	$179,184	$183,381	$178,866
Subtract:
Goodwill	(22,881)	(22,031)	(22,031)
Core deposit intangibles	(735)	—	(204)

Tangible shareholders’ equity (non-GAAP)	$155,568	$161,350	$156,631

Book value	$10.01	$10.28	$9.70
Tangible book value (non-GAAP)	$8.69	$9.05	$8.50

	2013	2012	2011
Average Total shareholders’ equity	$180,856	$181,475	$177,256
Subtract:
Average Goodwill	(22,667)	(22,031)	(22,031)
Average Core deposit intangibles	(724)	(95)	(317)

Average Tangible shareholders’ equity (non-GAAP)	$157,465	$159,349	$154,908

Return on average equity	7.61%	6.97%	3.01%
Return on average tangible equity (non-GAAP)	8.75%	7.94%	3.45%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although we believe these non-GAAP financial measure are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in this report are to the “FASB Accounting Standards Codification”, sometimes referred to as the “Codification,” or “ASC.” The FASB finalized the Codification effective for periods ending on or after September 15, 2009. Prior FASB Statements, Interpretations, Positions, EITF consensuses, and AICPA Statements of Position are no longer being issued by the FASB. The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made. However, when referring to guidance issued by the FASB, the Company refers to topics in the ASC rather than the specific FASB statement. We have updated references to GAAP in this report to reflect the guidance in the Codification.

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2013, in this Form 10-K. Management believes that the following policies and those disclosed in the Notes to Consolidated Financial Statements should be considered critical under the SEC definition:

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

Goodwill and Intangible Assets

At December 31, 2013, the Company had a recorded balance of $22,881 in goodwill from the November 30, 2005, acquisition of Northwest Business Financial Corporation (“NWBF”) and the February 1, 2013, acquisition of Century Bank. In addition, at December 31, 2013, the Company had $735 of core deposit intangible assets resulting from the acquisition of Century Bank. The Century Bank core deposit intangible was determined to have an expected life of seven years, and is being amortized over that period using the straight-line method. The Century Bank core deposit intangible will be fully amortized in January 2020. In accordance with GAAP, the Company does not amortize goodwill or other intangible assets with indefinite lives but instead periodically tests these assets for impairment. Management performs an impairment analysis of the intangible assets with indefinite lives at least annually, but more frequently if an impairment triggering event is deemed to have occurred. The last impairment test was performed at December 31, 2013, at which time no impairment was determined to exist.

Share-based Compensation

Consistent with the provisions of FASB ASC 718, Stock Compensation, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation, we recognize expense for the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. Management assumptions utilized at the time of grant impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately, the expense that will be recognized over the service period of the option. Additional information is included in Note 1 of the Notes to Consolidated Financial Statements in this Form 10-K.

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

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2013, in this Form 10-K. None of these pronouncements are expected to have a significant effect on the Company’s financial condition or results of operations.

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

Two tables follow which analyze the changes in net interest income for the years 2013, 2012 and 2011. Table I, “Average Balance Analysis of Net Interest Income,” provides information with regard to average balances of assets and liabilities as well as associated dollar amounts of interest income and interest expense, relevant average yields or rates, and net interest income as a percent of average earning assets. Net interest income and the net interest margin for all periods reported have been adjusted to a tax-equivalent basis using a 35.00% tax rate. Table II, “Analysis of Changes in Interest Income and Interest Expense,” shows the increase (decrease) in the dollar amount of interest income and interest expense and the differences attributable to changes in either volume or rates.

2013 Compared to 2012

The net interest margin for the year 2013 was 4.37%, an improvement of 13 basis points over the 4.24% net interest margin reported for 2012. Most of the improvement in the 2013 net interest margin over the prior year was due to a lower cost of funds as earning asset yields were relatively stable. Table I shows that earning asset yields improved by 1 basis point to 4.73% in 2013 from 4.72% in 2012. However, the yield on earning assets was positively affected by two nonrecurring items: 1) collection of $982 of interest income on loans previously on nonaccrual status during third quarter 2013; and 2) $220 in interest income due to a prepayment penalty collected on an early loan pay off during fourth quarter 2013. These two nonrecurring items added 9 basis points to the 2013 net interest margin. In addition, the company recorded $913 in interest income during 2013 in accretion of the fair value loan marks related to the Century Bank transaction, which added another 7 basis points to the 2013 net interest margin. Excluding the nonrecurring items and accretion of loan fair value marks, the core net interest margin for 2013 was 4.20%, or a decline of 4 basis points from the prior year.

While earning asset yields remained relatively stable, the cost of interest-bearing liabilities in 2013 dropped 17 basis points from 0.70% in 2012 to 0.53% in the current year. Much of the decline was attributable to the cost of interest-bearing core deposits, which were down 13 basis points in 2013 from 2012 levels. In addition, all categories of interest-bearing wholesale funding showed declines in 2013 from the previous year with the exception of the rate paid on trust preferred securities, which increased from 1.83% in 2012 to 2.42% in 2013. During April 2013, the Company entered into a swap agreement with a third party, which fixed the rate on its $8,000 of trust preferred securities at 2.73% for seven years. Prior to the swap agreement, the Company paid a variable rate on its trust preferred securities based on three-month LIBOR plus 135 basis points. In addition to a lower cost of interest-bearing liabilities, the Company’s net interest margin benefitted from free funding in the form of average non-interest bearing demand deposits for the year 2013, which increased $38,635, or 12.99% over the prior year.

The year-to-date December 31, 2013, rate/volume analysis in Table II shows that interest income including loan fees increased by $5,197 over 2012. Higher volume, specifically higher loan volume, resulted in an increase of $7,369 in interest income, which was partially offset by a $2,172 decline in interest income due to lower rates on loans. The rate/volume analysis shows that interest expense for the year 2013 decreased by $1,024 from 2012 with interest expense on core deposits and wholesale funding declining by $590 and $434, respectively. Overall, higher volumes or changes in volume mix increased interest expense by $626, while lower rates on interest-bearing liabilities decreased interest expense by $1,650.

2012 Compared to 2011

The net interest margin for the full year 2012 was 4.24%, a decline of 37 basis points from the 4.61% net interest margin for the year 2011. Table I shows that earning asset yields declined by 65 basis points to 4.72% for the year 2012 when compared to 5.37% for 2011. The decline in earning assets yields was primarily due to the following factors: 1) a decline in yields on securities available-for-sale due to lower reinvestment rates available on new security purchases, 2) a decline in yields on loans resulting from new loan production booked at rates lower than the portfolio average, and 3) a change in the mix of earning assets as average lower yielding securities represented 32.03% of total average earning assets for the year 2012 compared to 27.12% in 2011.

Table I also shows that the overall cost of interest-bearing liabilities for the year 2012 was down 40 basis points from 1.10% in 2011 to 0.70% in 2012 and partially offset the decline in earning asset yields. The cost of both interest-bearing core deposits and interest-bearing wholesale funding fell in 2012 when compared to the prior year. The cost of interest-bearing core deposits dropped by 39 basis points in 2012 from 2011, while the cost of interest-bearing wholesale funding also moved down 79 basis points from 2.00% in 2011 to 1.21% in 2012. In 2012, the Company increased its usage of wholesale funding, specifically short-term non-core time deposits and short-term FHLB advances, to fund asset growth.

The year-to-date December 31, 2012, rate/volume analysis in Table II shows that interest income including loan fees decreased by $3,544 from 2011. Higher volume, specifically higher taxable and tax-exempt securities volume, resulted in an increase of $2,849 in interest income, which was more than offset by a $6,393 decline in interest income due to lower rates on both securities and loans. The rate/volume analysis shows that interest expense for the year 2012 decreased by $2,797 from 2011. Overall, changes in volumes or changes in volume mix increased interest expense by $1,444, while lower rates on interest-bearing liabilities decreased interest expense by $4,241.

Table I

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Twelve Months Ended December 31, 2013			Twelve Months Ended December 31, 2012			Twelve Months Ended December 31, 2011
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest-earning assets
Federal funds sold and interest-bearing deposits	$213	$10	4.69%	$108	$6	5.56%	$196	$6	3.06%
Securities available-for-sale:
Taxable	296,574	5,730	1.93%	326,159	6,171	1.89%	273,884	8,043	2.94%
Tax-exempt (1)	69,315	2,951	4.26%	58,651	2,500	4.26%	30,540	1,511	4.95%
Loans held-for-sale	—	—	0.00%	190	7	3.68%	496	25	5.04%
Loans, net of deferred fees and allowance (2)	943,381	53,275	5.65%	816,465	48,085	5.89%	817,419	50,728	6.21%

Total interest-earning assets (1)	1,309,483	61,966	4.73%	1,201,573	56,769	4.72%	1,122,535	60,313	5.37%
Non earning assets
Cash and due from banks	21,784			20,393			19,914
Premises and equipment	19,223			19,710			20,531
Goodwill & intangible assets	23,579			22,126			22,348
Interest receivable and other	59,144			53,292			41,387

Total nonearning assets	123,730			115,521			104,180

Total assets	$1,433,213			$1,317,094			$1,226,715

Interest-bearing liabilities
Money market and NOW accounts	$518,031	$(1,586)	-0.31%	$483,110	$(2,011)	-0.42%	$505,558	$(3,635)	-0.72%
Savings deposits	41,930	(52)	-0.12%	37,994	(59)	-0.16%	35,368	(150)	-0.42%
Time deposits—core	71,568	(509)	-0.71%	58,724	(667)	-1.14%	74,938	(1,511)	-2.02%

Total interest-bearing core deposits (3)	631,529	(2,147)	-0.34%	579,828	(2,737)	-0.47%	615,864	(5,296)	-0.86%
Time deposits—non-core	106,574	(1,242)	-1.17%	95,598	(1,322)	-1.38%	65,408	(1,248)	-1.91%
Federal funds purchased	3,369	(16)	-0.47%	4,497	(24)	-0.53%	7,771	(41)	-0.53%
FHLB & FRB borrowings	162,302	(1,189)	-0.73%	145,509	(1,584)	-1.09%	84,634	(1,894)	-2.24%
Trust preferred	8,248	(200)	-2.42%	8,248	(151)	-1.83%	8,248	(136)	-1.65%

Total interest-bearing wholesale funding	280,493	(2,647)	-0.94%	253,852	(3,081)	-1.21%	166,061	(3,319)	-2.00%

Total interest-bearing liabilities	912,022	(4,794)	-0.53%	833,680	(5,818)	-0.70%	781,925	(8,615)	-1.10%
Noninterest-bearing liabilities
Demand deposits	336,063			297,428			263,915
Interest payable and other	4,271			4,511			3,619

Total noninterest liabilities	340,334			301,939			267,534

Total liabilities	1,252,356			1,135,619			1,049,459
Shareholders’ equity	180,857			181,475			177,256

Total liabilities and shareholders’ equity	$1,433,213			$1,317,094			$1,226,715

Net interest income		$57,172			$50,951			$51,698

Net interest margin (1)		4.37%			4.24%			4.61%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1,033, $875, and $529 for the twelve months ended December 31, 2013, 2012, and 2011, respectively. Net interest margin was positively impacted by 8, 7, and 5 basis points, respectively.
(2)	Interest income includes recognized loan origination fees of $523, $243, and $102 for the twelve months ended December 31, 2013, 2012, and 2011, respectively.
(3)	Defined by the Company as interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.

Table II

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	2013 compared to 2012 Increase (decrease) due to			2012 compared to 2011 Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$6	$(2)	$4	$(3)	$3	$—
Securities available-for-sale:
Taxable	(560)	119	(441)	1,535	(3,407)	(1,872)
Tax-exempt (1)	455	(4)	451	1,391	(402)	989
Loans held-for-sale	(7)	—	(7)	(15)	(3)	(18)
Loans, net of deferred fees and allowance	7,475	(2,285)	5,190	(59)	(2,584)	(2,643)

Total interest-earning assets (1)	7,369	(2,172)	5,197	2,849	(6,393)	(3,544)

Interest paid on:
Money market and NOW accounts	145	(570)	(425)	(161)	(1,463)	(1,624)
Savings deposits	6	(13)	(7)	11	(102)	(91)
Time deposits—core (2)	146	(304)	(158)	(327)	(517)	(844)

Total interest-bearing core deposits	297	(887)	(590)	(477)	(2,082)	(2,559)
Time deposits—non-core	152	(232)	(80)	576	(502)	74
Federal funds purchased	(6)	(2)	(8)	(17)	—	(17)
FHLB & FRB borrowings	183	(578)	(395)	1,362	(1,672)	(310)
Trust preferred	—	49	49	—	15	15

Total interest-bearing wholesale funding	329	(763)	(434)	1,921	(2,159)	(238)

Total interest-bearing liabilities	626	(1,650)	(1,024)	1,444	(4,241)	(2,797)

Net interest income (1)	$6,743	$(522)	$6,221	$1,405	$(2,152)	$(747)

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1,033, $875 and $529 for the twelve months ended December 31, 2013, 2012, and 2011, respectively.
(2)	Defined by the Company as interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.

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

The provision for loan losses was $250 in 2013 compared to $1,900 for the year 2012. The decrease in the 2013 provision for loan losses when compared to 2012 was primarily due to reductions in the levels of classified and nonperforming assets and recoveries booked during the year. Net charge offs for the year 2013 were $678 or 0.07% of average loans compared to $496 of net charge offs or 0.06% of average loans in 2012. Classified assets at December 31, 2013, were $52,050, down $4,032 from classified assets of $56,082 at December 31, 2012. Classified assets as a percentage of regulatory capital were 29.37% at December 31, 2013, compared to 31.92% at December 31, 2012. Nonperforming assets, net of government guaranteed loans at December 31, 2013, were $20,963, down $5,465 from the prior year-end.

The provision for loan losses was $1,900 in 2012 compared to $12,900 for the year 2011. The decrease in the 2012 provision for loan losses when compared to 2011 was primarily due to lower net loan charge offs, combined with reductions in the levels of classified and nonperforming assets. Net charge offs for the year 2012 were $496 or 0.06% of average loans compared to $14,529 of net charge offs or 1.78% of average loans in 2011. Classified assets at December 31, 2012, were $56,082, down $12,411 from classified assets of $68,493 at December 31, 2011. Classified assets as a percentage of regulatory capital were 31.92% at December 31, 2012, compared to 39.74% at December 31, 2011. Nonperforming assets at December 31, 2012, were $26,428, down $10,672 or 28.77% from the prior year-end.

Nonperforming Assets

At December 31, 2013, the Company had $20,963 in nonperforming assets, net of government guarantees, or 1.45% of total assets, compared to $26,428 or 1.92% of total assets, at December 31, 2012. The schedule below provides a more detailed breakdown of nonperforming assets by loan type at December 31, 2013, and December 31, 2012:

NONPERFORMING ASSETS

	December 31, 2012	December 31, 2013
Nonaccrual loans
Real estate secured loans:
Permanent loans:
Multi-family residential	$—	$—
Residential 1-4 family	636	1,140
Owner-occupied commercial	1,685	3,805
Nonowner-occupied commercial	136	—

Total permanent real estate loans	2,457	4,945
Construction loans:
Multi-family residential	—	—
Residential 1-4 family	—	—
Commercial real estate	—	—
Commercial bare land and acquisition & development	—	—
Residential bare land and acquisition & development	—	101

Total real estate construction loans	—	101

Total real estate loans	2,457	5,046
Commercial loans	2,886	4,315
Consumer loans	—	—

Total nonaccrual loans	5,343	9,361
90 days past due and accruing interest	—	—

Total nonperforming loans	5,343	9,361
Nonperforming loans guaranteed by government	(735)	(905)

Net nonperforming loans	4,608	8,456
Other real estate owned	16,355	17,972

Total nonperforming assets, net of guaranteed loans	$20,963	$26,428

Nonperforming loans to outstanding loans	0.46%	0.97%
Nonperforming assets to total assets	1.45%	1.92%

Nonperforming assets at December 31, 2013, consisted of $4,608 of nonaccrual loans (net of $735 in government guarantees) and $16,355 of other real estate owned. Total nonperforming assets at December 31, 2012, were down $5,465 from nonperforming assets at December 31, 2012, as the Company resolved problem loans and disposed of other real estate owned, a trend that is expected to continue in 2014. At December 31, 2014 dental nonperforming assets totaled $2,400, down $99 from the $2,499 reported at December 31, 2012. Other real estate owned at December 31, 2013, consisted of nine properties. Two properties, a commercial land development loan, which contains two separate parcels, and a retail strip mall, valued at $10,040 and $3,478, respectively, make up 82.65% of total other real estate owned at such date. While the Company is actively marketing both properties, the location and type of these two properties make them susceptible to possible valuation write-downs as new appraisals become available.

The allowance for loan losses at December 31, 2013, was $15,917 (1.60% of gross outstanding loans) compared to $16,345 (1.88% of loans) and $14,941 (1.82% of loans) at the years ended 2012 and 2011, respectively. The reduction in the allowance for loan losses to total loans ratio in 2013 compared to 2012 was primarily due to loans acquired in the Century Bank transaction, which were booked net of fair value adjustments, including the fair value adjustment for credit and potential losses. At December 31, 2013, the Company had also reserved $226 for possible losses on unfunded loan commitments, which was classified in other liabilities. The 2013 ending allowance included $57 in specific allowance for $8,476 in impaired loans (net of government guarantees). At December 31, 2012, the Company had $9,493 in impaired loans with a specific allowance of $2 assigned.

The dental allowance for loan losses at December 31, 2013, was $3,730 or 1.21% of dental loans. This is an increase from the $2,683 or 0.99% of dental loans at December 31, 2012. Management has raised the allowance as a percentage of outstanding loans over the prior year due to the increase in the dental portfolio concentration and an increased presence in national lending. To date the national dental portfolio has demonstrated similar performance to the local dental portfolio however the portfolio is not seasoned and may incur losses with time. For additional information on the dental portfolio statistics please see Note 4 of the Consolidated Financial Statement in this Form 10-K.

While the Company saw some positive trends in 2013 with its resolution of classified assets and nonperforming assets, management cannot predict with certainty the level of the provision for loan losses, the level of the allowance for loans losses, nor the level of nonperforming assets in future quarters. At December 31, 2013, and as shown in this Form 10-K under Note 3 of the Notes to Consolidated Financial Statements, the Company’s unallocated reserves were $1,575 of the total allowance for loan losses, at year-end 2013. Management believes that the allowance for loan losses at December 31, 2013, is adequate and this level of unallocated reserves was prudent in light of the economic conditions that exist in the Northwest markets the Company serves.

Noninterest Income

Noninterest income is derived from sources other than fees and interest on earning assets. The Company’s primary sources of noninterest income are service charge fees on deposit accounts, merchant bankcard activity, and business credit card interchange fees.

2013 Compared to 2012

Noninterest income for the year 2013 was $5,826, an increase of $85 or 1.48% over 2012. Increases in service charges on deposit accounts, other fee income, principally bankcard, and the other noninterest income category were partially offset by declines in mortgage banking income and bank-owned-life-insurance (“BOLI”) revenue. The increase in service charges on deposit accounts was primarily due to the implementation of a new fee structure for analyzed business accounts. The increase in other fee income, principally bankcard was due to higher sales transaction volume in merchant bankcard. The increase in the other income category of noninterest income was primarily due to the outsourcing of the Company’s merchant bankcard processing portfolio in December 2013, which resulted in upfront net fees of $124. The decline in mortgage banking income was due to the closure of this division of the Company following first quarter 2012. BOLI revenue declined due to a lower return on investments, resulting in a slightly lower yield on the BOLI investment. In addition contributing to the low growth in noninterest revenue was $23 in other-than-temporary-impairment charge related to two private-label mortgage-backed securities.

2012 Compared to 2011

For the year 2012, noninterest income was $5,741, down $125 or 2.13% from the same period last year. The 2011 noninterest income included $884 of revenue from the gain on the sale of securities, while in 2012 there were no sales of securities. Excluding this gain on sale of securities in 2011, noninterest income in 2012 was up $759 or 15.23% over the same period last year. The increase in 2012 noninterest income when compared to last year was primarily attributable to an increase in BOLI income of $545 and a $293 increase in the other income category, which was primarily generated from rental income on other real estate owned properties.

Noninterest Expense

Noninterest expense represents all expenses other than the provision for loan losses and interest costs associated with deposits and other interest-bearing liabilities. It incorporates personnel, premises and equipment, data processing and other operating expenses.

2013 Compared to 2012

For the year 2013, noninterest expense was $40,732, up $5,627 or 16.03% over 2012. The year 2013 noninterest expense included $1,246 of merger expense related to the acquisition of Century Bank compared to merger expense of $203 in 2012. Excluding merger expense in both 2013 and 2012, noninterest expense increased $4,584 or 13.13% in 2013 over 2012. All categories of non-merger related noninterest expense with the exception of FDIC assessments and bankcard processing were up in 2013 when compared to 2012. The most significant increases in noninterest expense were in salaries and employee benefits, data processing, business development, and other real estate expense. Salaries and employee benefits were up $2,544 or 13.00%, primarily attributable to the full year impact of relationship bankers added to staff during 2012 and additional relationship bankers added during 2013, including relationship bankers included in the acquisition of Century Bank. Data processing expense in 2013 was up $509 or 24.28% primarily due to an increase in software maintenance expense, which is assessed by various third parties based on asset size of the institution. Business development expense was up $247 or 15.85% as the Company increased marketing and sales efforts in all of its primary markets, including the national healthcare lending market. Other real estate expense for the year 2013 increased $907 or 60.71%, primarily due to valuation write downs on two properties.

2012 Compared to 2011

For the year 2012, noninterest expense was $35,105, down $1,971 or 5.32% from 2011. The year 2012 noninterest expense included $203 of merger expense related to the acquisition of Century Bank. The decline in 2012 noninterest expense was primarily due to a decrease in FDIC assessments, other real estate expense, and the other expense category, that was partially offset by an increase in salaries and employee benefits. FDIC assessments in 2012 were $1,085, down $607 or 35.87% from the same period last year. The decline in FDIC assessments was primarily due to a change in assessment methodology based on net tangible assets versus deposits that became effective in second quarter 2011. Other real estate expense was $1,494 in 2012, down $1,813 or 54.82% from last year, reflecting a lower level of valuation write-downs in the current year when compared to last year. The other expense category in 2012 was $3,405, down $138 or 3.90% from the same period in 2011. The drop in the other expense category was primarily due to a decrease in legal fees related to problem assets. Offsetting a portion of these declines in noninterest expense was a $701 or 3.71% increase in personnel expense. Within the personnel expense category, base salaries, equity-based compensation, bonus expense and group insurance increased $400, $277, $201, and $114, respectively. The $400 increase in base salary expense was a 2.67% increase over the prior year same period. The increase in these areas was partially offset by increased loan origination costs of $668, which were booked as a reduction of salary expense.

BALANCE SHEET

Securities Available-for-Sale

At December 31, 2013, the balance of securities available-for-sale was $347,386, down $42,499 from December 31, 2012. At December 31, 2013, the portfolio had an unrealized taxable loss of $242 compared to an unrealized taxable gain of $9,431, at December 31, 2012. The decline in the unrealized gain or market value of the securities portfolio was primarily due to an increase of approximately 100 basis points in longer-term interest rates. At December 31, 2013, $25,912 of these securities were pledged as collateral for public deposits in Oregon and Washington and for repurchase accounts. During 2013, the Company purchased $75,340 in new securities, while receiving $101,079 in cash flow from maturities, sales and pay downs on mortgage-backed securities. Purchases during the year 2013 were high-quality shorter-term agency mortgage-backed securities, variable rate SBA pools, and five- to seven-year bullet agencies. These purchases were part of a strategy to hedge the balance sheet against an increasing rate scenario due to the Company’s liability sensitive position and reduce the market value volatility of the portfolio in a rising rate environment. The portfolio is structured to generate sufficient cash flow to allow reinvestment at higher rates should interest rates move up or to fund loan growth as was the case in 2013. In a stable rate environment, approximately $53,600 in cash flow is anticipated during 2014. Going forward, purchases will be dependent upon core deposit growth, loan growth, and the Company’s interest rate risk position. During the first half of 2014, purchases of new securities are expected to be somewhat limited as cash flow from the portfolio is expected to fund new loan growth and an anticipated seasonal decline in core deposits.

At year-end 2013, $5,314 or 1.53% of the total securities portfolio was composed of private-label mortgage-backed securities. Management reviews monthly all available information, including current and projected default rates and current and projected loss severities, related to the collectability of its potentially impaired investment securities and determined an additional OTTI of $23 was required during 2013. Recognition of additional OTTI on the private-label mortgage-backed portion of the portfolio is possible in future quarters depending upon economic conditions, default rates on home mortgages, loss severities on foreclosed homes, unemployment levels, and home values.

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

Loans

At December 31, 2013, outstanding gross loans were $994,769, up $123,512 over outstanding loans of $871,257 at December 31, 2012. Loans acquired in the Century Bank transaction in February 2013 are included in the Eugene market totals. A summary of outstanding loans by market, including national health care loans, for the years ended December 31, 2013, and December 31, 2012, follows:

			2013 vs. 2012
Loans	Balance December 31, 2013	Balance December 31, 2012	$ Increase (Decrease)	% Increase (Decrease)
Eugene market gross loans, period-end	$334,511	$253,345	$81,166	32.0%
Portland market gross loans, period-end	391,295	383,616	7,679	2.0%
Seattle market gross loans, period-end	132,488	154,229	(21,741)	-14.1%
National health care gross loans, period end	136,475	80,067	56,408	70.5%

Total gross loans, period-end	$994,769	$871,257	$123,512	14.2%

During 2013, all of the Company’s markets, with the exception of Seattle, showed growth in outstanding loans over the prior year. Growth in National healthcare loans accounted for $56,408, or approximately 70%, of the organic loan growth recorded during 2013. The Company now has national healthcare loans in 30 states. The Company defines National healthcare loans as loans to healthcare professionals, primarily dentists located outside of the Company’s primary market area. The Company’s defined market area is within the states of Oregon and Washington west of the Cascade Mountain Range. This area is serviced by branch locations in Eugene, Oregon; Portland, Oregon; and Seattle, Washington. National health care loans, loans east of the Cascade Mountain Range and outside Oregon and Washington, are maintained and serviced by personnel primarily located in the Portland market.

Outstanding loans to dental professionals, which are comprised of both local and national loans, at December 31, 2013, totaled $307,268, or 30.89% of the loan portfolio, compared to $270,782, or 31.08% of the loan portfolio, at December 31, 2012. Growth in national loans accounted for all of the total increase in outstanding dental loans during 2013 as dental loans in the Company’s three primary markets contracted. At December 31, 2013, $16,470, or 5.36%, of the outstanding dental loans were supported by government guarantees. Loans to dental professionals include loans for such purposes as starting up a practice, acquisition of a practice, equipment financing, owner-occupied facilities, and working capital. National dental loans are limited to acquisition financing and owner-occupied facilities. Additional data on the Company’s dental loan portfolio and the credit quality of this portfolio can be found in Note 4 of the Notes to Consolidated Financial Statements in this report. Additional information regarding loan concentrations is included in Part II, Item 1A “Risk Factors” of this report under the heading “Loan concentrations within one industry may create additional risk, and we have a significant concentration in loans to dental professionals.”

Detailed credit quality data on the entire loan portfolio can be found in Note 3 and Note 4 of the Notes to Consolidated Financial Statements in this report.

Goodwill

At December 31, 2013, the Company had a recorded balance of $22,881 in goodwill from the November 30, 2005, acquisition of NWB Financial Corporation and its wholly owned subsidiary, Northwest Business Bank (“NWBF”) and the February 1, 2013 acquisition of Century Bank. In accordance with GAAP, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment. Management performed an impairment analysis at December 31, 2013, and determined there was no impairment of the goodwill at the time of the analysis.

Deferred Tax Assets

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. At December 31, 2013, the Company had a net deferred tax asset of $9,598. Deferred tax assets are reviewed for recoverability and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain. In light of the Company’s performance, management anticipates that the deferred tax assets will be fully utilized to offset future income taxes and that no valuation allowance is required. Additional disclosures regarding the components of the net deferred tax asset are included in Note 13 of the Notes to Consolidated Financial Statements in this Form 10-K.

Deposits

Outstanding deposits at December 31, 2013, were $1,090,981, an increase of $44,827 over outstanding deposits of $1,046,154 at December 31, 2012. Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and local non-public time deposits, including local non-public time deposits in excess of $100, were $990,315, up $51,686 or 5.5% over outstanding core deposits of $938,629 at December 31, 2012. At December 31, 2013, and 2012, core deposits represented 90.77% and 89.72%, respectively, of total deposits. Year-to-date December 31, 2013, average core deposits, a measurement that removes daily volatility, were $967,592, an increase of $90,336 or 10.3% over average core deposits of $877,256 for the year 2012.

A summary of outstanding deposits by market for the years 2013 and 2012 follows:

			2013 vs. 2012
Deposits	Balance December 31, 2013	Balance December 31, 2012	$ Increase (Decrease)	% Increase (Decrease)
Eugene market core deposits, period-end	$588,158	$536,143	$52,015	9.7%
Portland market core deposits, period-end	249,050	258,516	(9,466)	-3.7%
Seattle market core deposits, period-end	153,107	143,970	9,137	6.3%

Total core deposits, period-end	990,315	938,629	51,686	5.5%
Public and brokered deposits, period-end	100,666	107,525	(6,859)	-6.4%

Total deposits, period-end	$1,090,981	$1,046,154	$44,827	4.3%

The Eugene and Seattle markets experienced growth in outstanding core deposits, while the Portland market outstanding core deposits declined. The increase in the Eugene market core deposits was primarily due to the core deposits acquired in the Century Bank transaction during 2013. The Seattle market was successful in acquiring new deposit relationships and deepening existing relationships with existing clients, primarily in the nonprofit sector. The decline in the Portland core deposit based was primarily due to lower balances in its large depositor base at December 31, 2013, compared to the prior year end. Because of its strategic focus on business banking and banking for nonprofits, the Company attracts a number of large depositors that account for a relatively significant portion of the core deposit base. Large depositor balances are subject to significant daily volatility. At December 31, 2013, large depositors, generally defined as relationships with $1,000 or more in deposits, accounted for $369,718 of the Company’s total core deposit base and represented 37.33% of outstanding core deposits. For more information on the Company’s large depositors and management of these relationships, see the “Liquidity and Cash Flows” Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K. Additional information on deposits may also be found in Note 8 of the Notes to Consolidated Financial Statements in this Form 10-K.

Public and Brokered Deposits

The Company uses public and brokered deposits to provide short-term and long-term funding sources. The Company defines short-term as having a contractual maturity of less than one year. The Company uses brokered deposits to help mitigate interest rate risk in a rising rate environment. All long-term brokered deposits have a call feature, which provides the Company the option to redeem the deposits on a quarterly basis, allowing the Company to refinance long-term funding at lower rates should market rates fall. Below is a schedule detailing public and brokered deposits by type, including weighted average rate (“WAR”) and weighted average maturity (“WAM”).

Non-Core Deposit Summary

	Balance December 31, 2013	WAR	WAM
Short-Term Public Time Deposits	$35,518	0.20%	32 days
Long-Term Public Time Deposits	30	0.88%	8.12 years

	$35,548
Short-Term Brokered Time Deposits	$18,500	0.21%	141 days
Long-Term Brokered Time Deposits	50,152	2.02%	5.68 years

	$68,652

Borrowings

The Company has both secured and unsecured borrowing lines with the Federal Home Loan Bank, Federal Reserve Bank and various correspondent Banks. The Federal Reserve and correspondent borrowings are generally short-term, with a maturity of less than 30 days. The Federal Home Loan Bank borrowings can be either short-term or long-term in nature. See Note 10 of the Notes to Consolidated Financial Statements in item 8 of this report for a full maturity and interest rate schedule for the Federal Home Loan Bank borrowings.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures outstanding at December 31, 2013, which were issued in conjunction with the 2005 acquisition of NWBF. The junior subordinated debentures had an interest rate of 6.27% that was fixed through January 2011. In January 2011, the rate on the junior subordinated debentures changed to three-month LIBOR plus 135 basis points. On April 22, 2013, the Bank entered into a cash flow hedge on $8,000 of the trust preferred payment, swapping the variable interest rate for a fixed rate of 2.73% for a seven-year period. At December 31, 2013, the fair value of the interest rate swap on the Company’s subordinated debentures was $405. At December 31, 2013, the $8,000 of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law which, among other things, limits the ability of certain bank holding companies to treat trust preferred security debt issuances, such as the Company’s junior subordinated debentures, as Tier 1 capital. Under final rules, recently adopted by the Federal Reserve Board and the other U.S. federal banking agencies, our trust preferred securities would remain as Tier 1 capital since total assets of the Company are less than $15,000,000. Additional information regarding these final capital rules is included in in Part I, Item 1A “Risk Factors” of the report under the heading “We operate in a highly regulated environment and the effects of recent and pending federal legislation or of changes in, or supervisory enforcement of, banking or other laws and regulations could adversely affect us.”

Additional information regarding the terms of the cash flow hedge is included in Note 12 of the Notes to Consolidated Financial Statements in item 8 of this report.

CAPITAL RESOURCES

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the issuance of new stock or other equity securities whether through stock offerings or through the exercise of equity awards. Capital formation allows the Company to grow assets and provides flexibility in times of adversity. Shareholders’ equity at December 31, 2013, was $179,184, down $4,197 from December 31, 2012. The decline in shareholders’ equity was entirely due to the drop in the market value of the Company’s securities available-for-sale, which negatively impacted accumulated other comprehensive income.

In March 2013, the Company’s Board of Directors authorized the repurchase of up to 5.00% of the Company’s outstanding common shares, or approximately 892,000 shares, with the purchases to take place over the next 12 months, with the plan commencing on April 1, 2013. The Company did not repurchase any shares during 2013. Over the last seven quarters, the Company has used a combination of regular dividends, special dividends, and share repurchases to maintain capital levels comparable with year-end December 31, 2011, capital levels. For additional details regarding the changes in equity, review the Consolidated Statements of Changes in Shareholders’ Equity in Item 8 of this report.

The Federal Reserve Board and the FDIC have in place guidelines for risk-based capital requirements applicable to U.S. bank holding companies and banks. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in three ways, first by measuring Tier 1 capital to leverage assets, followed by capital measurement in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. These guidelines require a minimum of 4.00% Tier 1 capital to leverage assets, 4.00% Tier 1 capital to risk-weighted assets, and 8.00% total capital to risk-weighted assets. In order to be classified as “well-capitalized,” the highest capital rating by the Federal Reserve and the FDIC, these three ratios must be in excess of 5.00%, 6.00%, and 10.00%, respectively. The Company’s leverage capital ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio were 11.49%, 14.90%, and 16.15%, respectively, at December 31, 2013, all ratios being well above the minimum “well-capitalized” designation.

In July 2013, the Federal Reserve Board and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the Basel Committee’s current international regulatory capital accord (Basel III). These rules, upon their effectiveness, will replace the federal banking agencies’ general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. Banks, such as Pacific Continental Bank, will become subject to the new rules on January 1, 2015. The new rules establish more restrictive capital definitions, create additional categories and higher risk-weightings for certain asset classes and off-balance sheet exposures, higher leverage ratios and capital conservation buffers that will be added to the minimum capital requirements and must be met for banking organizations to avoid being subject to certain limitations on dividends and discretionary bonus payments to executive officers. The new rules also implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.50%; (b) a Tier 1 capital ratio of 6.00% (which is an increase from 4.00%); (c) a total capital ratio of 8.00%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4.00%. While earlier proposals would have required that our trust preferred securities (TruPS) be phased out of Tier 1 capital, the new rules exempt depository institution holding companies with less than $15 billion in total consolidated assets as of December 31, 2009, such as the Company, from this requirement. These capital instruments, if issued prior to May 19, 2010, and currently in Tier 1 capital, are grandfathered in Tier 1 capital, subject to certain limits. Under the new rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.50% of total risk-weighted assets). The phase-in of the capital conservation buffer will begin January 1, 2016, and be completed by January 1, 2019. The new rules also provide for various adjustments and deductions to the definitions of regulatory capital that will phase in from January 1, 2014 to December 31, 2017. We are currently evaluating the impact of these changes on our regulatory capital.

On January 12, 2014, the Basel Committee issued its near final version of its leverage ratio and disclosure guidance (the “Basel III Leverage Ratio”). The Basel III Leverage Ratio will be subject to further calibration until 2017, with final implementation expected by January 18, 2018. The Basel III Leverage Ratio makes a number of significant changes to the Basel Committee’s June 2013 consultative paper (“Consultative Paper”) by easing the approach to measuring the exposures of off-balance sheet items. These changes address the financial services industry’s concern that the Consultative Paper’s definition of exposure was too expansive, i.e., that the leverage ratio’s denominator was too large. The changes eliminate many, but not all, differences between the Basel III Leverage Ratio and the U.S. supplemental leverage ratio (“SLR”), which is currently set at a minimum of three percent and applies to U.S. firms with over $250 billion in assets.

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

During 2013, the Company paid total cash dividends of $0.73 to shareholders consisting of regular cash dividends of $0.36 per share and special cash dividends of $0.37 per share. Subsequent to year-end, on January 21, 2014, the Board of Directors maintained the regular quarterly cash dividend of $0.10 per share and declared a special cash dividend of $0.10 per share, payable to shareholders of record on February 3, 2014.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Company commits to extensions of credit and issues letters of credit. The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2013, the Company had $167,374 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Company to guarantee performance of a customer to a third-party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At December 31, 2013, the Company had $1,304 in letters of credit and financial guarantees written.

The Company has certain other financial commitments. These future financial commitments at December 31, 2013, are outlined below:

Contractual Obligations (dollars in thousands)	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Junior subordinated debentures	$8,248	$—	$—	$—	$8,248
FHLB borrowings	160,000	119,000	36,000	3,000	2,000
Overnight Fed Funds Borrowed	5,150	5,150
Time deposits	164,458	86,822	28,932	23,201	25,503
Operating lease obligations	4,872	1,111	1,065	668	2,028
Employment contracts	704	—	704	—	—

	$343,432	$212,083	$66,701	$26,869	$37,779

LIQUIDITY AND CASH FLOWS

Liquidity is the term used to define the Company’s ability to meet its financial commitments. The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds. The Company derives liquidity through core deposit growth, maturity of investment securities, and loan payments. Core deposits include demand, interest checking, money market, savings, and local time deposits, including local non-public time deposits in excess of $100. Additional liquidity and funding sources are provided through the sale of loans, sales of securities, access to national time deposits markets, and both secured and unsecured borrowings. The Company uses a number of measurements to monitor its liquidity position on a daily, weekly, and monthly basis, which includes its ability to meet both short-term and long-term obligations, and requires the Company to maintain a certain amount of liquidity on the asset side of its balance sheet. The Company also prepares quarterly projections of its liquidity position 30 days, 90 days, 180 days, and one year into the future. In addition, the Company prepares a Liquidity Contingency Plan at least semi-annually that is strategic in nature and forward-looking to test the ability of the Company to fund a liquidity shortfall arising from various escalating events. The Liquidity Contingency Plan is presented and reviewed by the Company’s Asset and Liability Committee (ALCO).

Core deposits at December 31, 2013, were $990,315 and represented 90.77% of total deposits. Core deposits at December 31, 2013, were up $51,686, or 5.51% over December 31, 2012. During 2013, the Company experienced its typical seasonal core deposit pattern, where outflows historically occur during the first six months of the year followed by growth during the second half of the year. During 2013, core deposits acquired in the Century Bank transaction contributed to the growth in outstanding core deposits. The Company experienced an increase in outstanding loans during the year 2013 which was funded through core deposit growth, cash flow from the securities portfolio, and the use of wholesale funds.

The Company has significant liquidity on the asset side of the balance sheet in the securities portfolio. The securities portfolio represented 23.96% of total assets at December 31, 2013. At December 31, 2013, $25,912 of the securities portfolio was pledged to support public deposits and repurchase accounts, leaving $321,474 of the securities portfolio unencumbered and available-for-sale. The securities portfolio is also available to fund loan growth as $53,600 in cash flows are projected from the portfolio over the next 12 months assuming market interest rates are unchanged. In addition, at December 31, 2013, the Company had $37,467 of government guaranteed loans that could be sold [within 30 days] in the secondary market to support the Company’s liquidity position.

Due to its strategic focus to market to specific segments, the Company has been successful in developing deposit relationships with several large clients, which are generally defined as deposit relationships of $1,000 or more, which are closely monitored by management and Company officers. At December 31, 2013, 57 large deposit relationships with the Company accounted for $369,718, or 37.33% of total outstanding core deposits. The single largest client represented 4.79% of outstanding core deposits at December 31, 2013. The loss of this deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity. The Company uses a 10-point risk-rating system to evaluate each of its large depositors in order to assist management in its daily monitoring of the volatility of this portion of its core deposit base. The risk-rating system attempts to determine the stability of the deposits of each large depositor, evaluating, among other things, the length of time the depositor has been with the Company and the likelihood of loss of individual large depositor relationships. Risk ratings on large depositors are reviewed at least quarterly and adjusted if necessary. Company management and officers maintain close relationships and hold regular meetings with the Company’s large depositors to assist in management of these relationships. The Company expects to maintain these relationships, believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients and regularly tests its ability to mitigate the loss of multiple large depositor relationships in its Liquidity Contingency Plan.

At December 31, 2013, the Company had secured borrowing lines with the FHLB and the FRB, along with unsecured borrowing lines with various correspondent banks, totaling $450,926. The Company’s secured lines with the FHLB and the FRB were limited by the amount of collateral pledged. At December 31, 2013, the Company had pledged $229,547 in discounted collateral value in commercial real estate loans, first and second lien single-family residential loans, and multi-family loans, to the FHLB. Additionally, certain commercial and commercial real estate loans with a discounted value of $92,379 were pledged to the FRB under the Company’s Borrower-In-Custody program. The Company’s unsecured correspondent bank lines were $129,000. At December 31, 2013, the Company had $160,000 in borrowings outstanding from the FHLB, $0 outstanding with the FRB, and $5,150 outstanding on its overnight correspondent bank lines, leaving a total of $285,776 available on its secured and unsecured borrowing lines at such date.

As disclosed in the Consolidated Statements of Cash Flows in the Consolidated Financial Statement in this Form 10-K, net cash provided by operating activities was $27,288 for the year 2013. The difference between cash provided by operating activities and net income largely consisted of depreciation and amortization of $8,596. Net cash of $38,709 was used in investing activities for the year 2013, consisting principally of net loan originations of $61,604 and securities purchases of $75,340, which was partially offset by proceeds from maturities of investment securities of $101,079. Cash provided by financing activities was $3,828 for the year 2013.

INFLATION

Substantially all of the assets and liabilities of the Company are monetary. Therefore, inflation has a less significant impact on the Company than does fluctuation in market interest rates. Inflation can lead to accelerated growth in noninterest expenses, which could impact net earnings. During the last several years, inflation, as measured by the Consumer Price Index, did not change significantly. The effects of inflation have not had a material impact on the Company.

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

Interest rate risk is managed through the monitoring of the Company’s balance sheet by subjecting various asset and liability categories to interest rate shocks and gradual interest rate movements over a one,two, and three-year period of time. Interest rate shocks use an instantaneous adjustment in market rates of large magnitudes on a static balance sheet to determine the effect such a change in interest rates would have on the Company’s net interest income and capital for the succeeding twelve-month period. Such an extreme change in interest rates and the assumption that management would take no steps to restructure the balance sheet does limit the usefulness of this type of analysis. This type of analysis tends to provide a best-case or worst-case scenario. In addition to the interest rate shock analysis, the Company also prepares net interest income simulations, which includes a three-year forecast of the balance sheet and income statement using a flat rate scenario, i.e., rates unchanged and a most-likely rate scenario where rates are projected to change based on management’s analysis of expected economic conditions and interest rate environment. This analysis takes into account growth in loans and deposits and management strategies that could be employed to maximize the net interest margin and net interest income.

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

At December 31, 2013, the Company was liability sensitive, meaning that in a rising rate environment, the net interest margin and net interest income would decline. The Company’s interest rate risk position was primarily due to three factors: 1) active floors on variable rate loans; and 2) the composition of the Company’s core deposit base, which consists primarily of non-maturing deposits subject to immediate repricing.

There are numerous critical assumptions in the modeling of interest rate sensitivity, including the deposit decay rate or the rate at which non-maturing deposits run off over time and the beta factor or the projected change in rates paid on non-maturing deposits for every 100 basis point increase or decrease in market interest rates. Critical assumptions are based on historical behaviors and current market conditions. Due to the critical nature of these assumptions on the overall calculated interest rate risk position, actual results and changes in net interest income and the net interest margin in the event of an increase or decrease of market interest rates may be materially different from projections.

The following table shows the estimated impact on net interest income at one year of interest rate changes plus 400 basis points and minus 100 basis points in 100 basis point increments. The base figure of $56,139 used in the analysis represents the actual net interest income for the year 2013. Due to the various assumptions used for this modeling and potential balance sheet strategies management may implement to mitigate interest rate risk, no assurance can be given that projections will reflect actual results.

Interest Rate Shock Analysis

Net Interest Income and Market Value Performance

($ in thousands)

Projected Interest Rate Change	$ Estimated Value	Net Interest Income $ Change From Base	Change From Base
400	$46,023	(10,116)	-18.02%
300	48,519	(7,620)	-13.57%
200	51,105	(5,034)	-8.97%
100	53,863	(2,276)	-4.05%
Base	56,139	—	—
-100	55,010	(1,129)	-2.01%

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Pacific Continental Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Pacific Continental Corporation and Subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Continental Corporation and Subsidiary as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Pacific Continental Corporation and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Portland, Oregon

March 14, 2014

Pacific Continental Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$21,053	$28,607
Interest-bearing deposits with banks	55	94

Total cash and cash equivalents	21,108	28,701
Securities available-for-sale	347,386	389,885
Loans, less allowance for loan losses and net deferred fees	977,928	854,071
Interest receivable	4,703	4,520
Federal Home Loan Bank stock	10,425	10,462
Property and equipment, net of accumulated depreciation	18,836	19,238
Goodwill and intangible assets	23,616	22,031
Deferred tax asset	9,598	6,230
Other real estate owned	16,355	17,972
Prepaid FDIC assessment	—	1,746
Bank-owned life insurance	16,136	15,621
Other assets	3,635	3,010

Total assets	$1,449,726	$1,373,487

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$366,891	$329,825
Savings and interest-bearing checking	559,632	554,693
Time $100,000 and over	79,081	73,610
Other time	85,377	88,026

Total deposits	1,090,981	1,046,154
Federal funds and overnight funds purchased	5,150	11,570
Federal Home Loan Bank borrowings	160,000	118,000
Junior subordinated debentures	8,248	8,248
Accrued interest and other payables	6,163	6,134

Total liabilities	1,270,542	1,190,106

Commitments and Contingencies (Note 17)
Shareholders’ equity
Common stock, no par value, shares authorized: 50,000,000; shares issued and outstanding: 17,891,687 at December 31, 2013, and 17,835,088 at December 31, 2012	133,835	133,017
Retained earnings	45,250	44,533
Accumulated other comprehensive income	99	5,831

	179,184	183,381

Total liabilities and shareholders’ equity	$1,449,726	$1,373,487

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Interest and dividend income
Loans	$53,275	$48,091	$50,753
Taxable securities	5,730	6,171	8,043
Tax-exempt securities	1,918	1,626	982
Federal funds sold & interest-bearing deposits with banks	10	6	6

	60,933	55,894	59,784

Interest expense
Deposits	3,389	4,059	6,544
Federal Home Loan Bank & Federal Reserve borrowings	1,189	1,584	1,894
Junior subordinated debentures	200	151	136
Federal funds purchased	16	24	41

	4,794	5,818	8,615

Net interest income	56,139	50,076	51,169
Provision for loan losses	250	1,900	12,900

Net interest income after provision for loan losses	55,889	48,176	38,269

Noninterest income
Service charges on deposit accounts	1,926	1,827	1,816
Other fee income, principally bankcard	1,624	1,595	1,576
Mortgage banking income	—	72	191
Bank-owned life insurance income	515	583	38
Net (loss) gain on sale of investment securities	(8)	—	884
Impairment losses on investment securities (OTTI)	(23)	—	(10)
Other noninterest income	1,792	1,664	1,371

	5,826	5,741	5,866

Noninterest expense
Salaries and employee benefits	22,120	19,576	18,875
Premises and equipment	3,684	3,373	3,444
Data processing	2,605	2,096	1,872
Legal and professional services	1,867	1,735	2,316
Business development	1,805	1,558	1,409
FDIC insurance assessment	912	1,085	1,692
Bankcard processing	527	580	618
Other real estate expense	2,401	1,494	3,307
Merger related expense	1,246	203	—
Other noninterest expense	3,565	3,405	3,543

	40,732	35,105	37,076

Income before income tax provision	20,983	18,812	7,059
Income tax provision	7,216	6,159	1,718

Net income	$13,767	$12,653	$5,341

Earnings per share
Basic	$0.77	$0.70	$0.29

Diluted	$0.76	$0.69	$0.29

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(In thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Net income	$13,767	$12,653	$5,341
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized (loss) gain arising during the year	(9,833)	3,733	4,678
Reclassification adjustment for losses (gains) realized in net income	8	—	(884)
Other than temporary impairment	23	—	10
Income tax benefit (expense)	3,823	(1,456)	(1,457)
Derivative agreements—cash flow hedge
Unrealized gain arising during the year	405	—	—
Income tax expense	(158)	—	—

Total other comprehensive (loss) income, net of tax	(5,732)	2,277	2,347

Total comprehensive income	$8,035	$14,930	$7,688

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2013, 2012, and 2011

(In thousands, except share amounts)

	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2010	18,415,132	$137,062	$33,969	$1,207	$172,238

Net income			5,341		5,341
Other comprehensive income, net of tax				2,347	2,347

Comprehensive income					7,688

Director Stock issuance	5,952	56			56
Stock options exercised and related tax benefit	14,000	103			103
Share-based compensation		623			623
Cash dividends			(1,842)		(1,842)

Balance, December 31, 2011	18,435,084	$137,844	$37,468	$3,554	$178,866

Net income			12,653		12,653
Other comprehensive income, net of tax				2,277	2,277

Comprehensive income					14,930

Director Stock issuance	7,987	70			70
Stock options exercised and related tax benefit	10,666	78			78
Stock options exercised (Note 15)	18,333	130			130
Shares exchanged in payment of option exercise consideration (Note 15)	(14,166)	(129)			(129)
Stock repurchased	(641,637)	(5,676)			(5,676)
Share based compensation net of vested RSUs surrendered to cover tax consequences	18,821	700			700
Cash dividends			(5,588)		(5,588)

Balance, December 31, 2012	17,835,088	$133,017	$44,533	$5,831	$183,381

Net income			13,767		13,767
Other comprehensive loss, net of tax				(5,732)	(5,732)

Comprehensive income					8,035

Director Stock issuance	10,179	110			110
Share based compensation net of vested RSUs and SARs surrendered to cover tax consequences	46,420	708			708
Cash dividends			(13,050)		(13,050)

Balance, December 31, 2013	17,891,687	$133,835	$45,250	$99	$179,184

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$13,767	$12,653	$5,341
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, net of accretion	8,596	9,950	6,028
Valuation adjustment on foreclosed assets	1,948	1,416	2,759
Capitalized other real estate owned costs	(67)	(140)	(780)
(Gain) loss on sale of other real estate owned	—	(130)	127
Provision for loan losses	250	1,900	12,900
Deferred income taxes	743	(314)	1,423
Increase in cash surrender value of bank-owned life insurance	(515)	(583)	(38)
Share-based compensation	1,196	875	603
Excess tax benefit of stock options exercised	—	(10)	(14)
Production of mortgage loans held-for-sale	—	(2,259)	(8,153)
Proceeds from the sale of mortgage loans held-for-sale	—	3,317	9,211
Other than temporary impairment on investment securities	23	—	10
Loss (gain) on sale of investment securities	8	—	(884)
Change in:
Interest receivable	67	205	(354)
Deferred loan fees	83	163	94
Accrued interest payable and other liabilities	259	2,092	422
Income taxes (receivable) payable	792	1,671	(1,671)
Other assets	138	—	1,014

Net cash provided by operating activities	27,288	30,806	28,038

Cash flows from investing activities:
Proceeds from maturities and paydowns available-for-sale investment securities	99,228	100,657	64,325
Proceeds from sales of available-for-sale securities	1,851	—	35,541
Purchase of available-for-sale investment securities	(75,340)	(148,614)	(192,365)
Net loan principal collections (originations)	(61,604)	(64,169)	12,581
Purchase of property and equipment	(897)	(522)	(524)
Proceeds on sale of foreclosed assets	489	5,128	10,216
Purchase of energy tax credits	—	(14)	—
Purchase of bank-owned life insurance	—	—	(15,000)
Redemption of FHLB stock	391	190	—
Cash consideration paid, net of cash acquired in merger	(2,827)	—	—

Net cash used by investing activities	(38,709)	(107,344)	(85,226)

Cash flows from financing activities:
(Decrease) increase in deposits	(18,384)	80,900	6,295
Increase (decrease) in federal funds purchased and FHLB short-term borrowings	37,580	29,770	56,800
Proceeds from FHLB term advances originated	—	39,000	—
FHLB advances paid-off	(2,000)	(53,000)	(10,000)
Proceeds from stock options exercised	—	69	89
Excess tax benefit of stock options exercised	—	10	14
Dividends paid	(13,050)	(5,588)	(1,842)
Repurchase of common stock	—	(5,676)	—
Vested RSUs surrendered by employees to cover tax consequence	(318)	(105)	—

Net cash provided by financing activities	3,828	85,380	51,356

Net increase (decrease) in cash and cash equivalents	(7,593)	8,842	(5,832)
Cash and cash equivalents, beginning of year	28,701	19,859	25,691

Cash and cash equivalents, end of year	$21,108	$28,701	$19,859

Supplemental information:
Noncash investing and financing activities:
Transfers of loans to other real estate owned	$753	$13,246	$9,029
Change in fair value of securities, net of deferred income taxes	$(5,979)	$2,277	$2,347
Cash paid during the year for:
Income taxes	$6,906	$4,187	$1,694
Interest	$4,641	$5,710	$8,292

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Notes to Consolidated Financial Statements

In preparing these consolidated financial statements, the Company has evaluated events and transactions subsequent to the balance sheet date for potential recognition or disclosure. All dollar amounts in the following notes are expressed in thousands, except per share data.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

In November 2005, the Company formed a wholly owned Delaware statutory business trust subsidiary, Pacific Continental Corporation Capital Trust (the “Trust”) which issued $8,248 of guaranteed undivided beneficial interests in the Pacific Continental’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). Pacific Continental has not consolidated the accounts of the Trust in its consolidated financial statements in accordance with generally accepted accounting principles, (“GAAP”). As a result, the junior subordinated debentures issued by Pacific Continental to the issuer trust, totaling $8,248, are reflected on Pacific Continental’s consolidated balance sheet at December 31, 2013, under the caption “Junior Subordinated Debentures.” Pacific Continental also recognized its $248 investment in the Trust, which is recorded among “Other Assets” in its consolidated balance sheet at December 31, 2013.

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

The Company is required to maintain certain reserves with the Federal Reserve Bank as defined by regulation. Such reserves totaling $1,430 and $1,061 were maintained within the Company’s cash balances at December 31, 2013, and 2012, respectively.

Securities Available-for-Sale – Securities available-for-sale are held for indefinite periods of time and may be sold in response to movements in market interest rates, changes in the maturity or mix of Company assets and liabilities or demand for liquidity. Management determines the appropriate classification of securities at the time of purchase. The Company classified all of its securities as available-for-sale throughout 2013 and 2012.

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

Loans Held-for-Sale and Mortgage Banking Activities – The Company historically originated residential mortgage loans for resale in the secondary market. Sales were without recourse and the Company generally did not retain mortgage servicing rights. During first quarter 2012 the company closed the mortgage division and no additional loans held-for-sale were generated during the remainder of 2012 and 2013.

Loans, Income Recognition, and the Allowance for Loan Losses – Loans are stated at the amount of unpaid principal net of loan premiums or discounts for purchased loans, net deferred loan origination fees, discounts associated with retained portions of loans sold, and an allowance for loan losses. Interest on loans is calculated using the simple-interest method on daily balances of the principal amount outstanding. Loan origination fees, net of origination costs and discounts, are amortized over the lives of the loans as adjustments to yield.

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

Off-Balance Sheet Credit Exposure – A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with the Company’s commitment to lend funds under existing agreements such as letters or lines of credit. Management determines the adequacy of the reserve for unfunded commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. These factors include the quality of the current loan portfolio: the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and nonperforming trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience, and other pertinent information. The reserve is based on estimates and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance. Provisions for unfunded commitment losses and recoveries on loans commitments previously charged-off are added to the reserve for unfunded commitments, which is included in the Other Liabilities section of the consolidated balance sheets. At December 31, 2013, the reserve for unfunded loan commitments totaled $226 compared to $170 at December 31, 2012.

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

Advertising – Advertising costs are charged to expense during the year in which they are incurred. Advertising expenses were $894, $779, and $720, for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The Company follows the provisions of the Financial Accounting Standards Boards’ (“FASB”) ASC 740, “Income Taxes,” relating to accounting for uncertain tax positions. Uncertain tax positions may arise when the Company takes or expects to take a tax position that is ultimately disallowed by the relevant taxing authority. The Company files income tax returns with the Internal Revenue Service and any states in which it has identified that it has nexus. Tax returns for the years subsequent to 2009 remain open to examination by the taxing jurisdictions. Management reviews the Company’s balance sheet, income statement, income tax provision and income tax returns as well as the permanent and temporary adjustments affecting current and deferred income taxes quarterly and assesses whether uncertain tax positions exist. At December 31, 2013, management does not believe that any uncertain tax positions exist, that are not more-likely-than-not, sustainable upon examination. The Company’s policy with respect to interest and penalties ensuing from income tax settlements is to recognize them as noninterest expense.

Earnings Per Share – Basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share include the effect of common stock equivalents that would arise from the exercise of stock options discussed in Note 15. Weighted shares outstanding are adjusted retroactively for the effect of stock dividends.

Weighted average shares outstanding at December 31, are as follows:

	2013	2012	2011
Basic	17,871,439	18,085,607	18,427,657
Common stock equivalents attributable to stock-based compensation plans	188,484	152,553	91,890

Diluted	18,059,923	18,238,160	18,519,547

Equity grants, including options and Stock Appreciation Rights, for 368,705, 452,480 and 266,859 shares of common stock were excluded from the diluted earnings per share calculation in 2013, 2012 and 2011, respectively, due to their anti-dilutive effect.

Share-Based Payment Plans – Financial accounting standards require companies to measure and recognize compensation expense for all share-based payments at the grant date based on the fair value of the award, as defined in FASB ASC 718, “Stock Compensation,” and include such costs as an expense in their income statements over the requisite service (vesting) period. The Company estimates the impact of forfeitures based on historical experience with previously granted share-based compensation awards, and considers the impact of the forfeitures when determining the amount of expense to record. The Company generally issues new shares of common stock to satisfy stock option exercises. The Company uses the Black-Scholes option pricing model to measure fair value. No options or Stock Appreciation Rights (“SARs”) were granted in 2012 or 2013. ISOs, nonqualified stock options, restricted stock, restricted stock units, and stock-settled SARs are recognized as equity-based awards and compensation expense is recorded to the income statement over the requisite vesting period based on the grant-date fair value. SARs settled in cash are recognized on the balance sheet as liability-based awards. The grant-date fair value of liability-based awards vesting in the current period, along with the change in fair value of the awards during the period, are recognized as compensation expense and as an adjustment to the recorded liability.

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The Update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes . ASU No. 2013-10 permits the use of the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge account purposes. The amendment is effective prospectively for qualifying new or redesiginated hedging relationships entered into on or after July 17, 2013. The adoption of ASU No. 2013-10 did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-04 permit an entity to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and should be applied prospectively. The Company is currently reviewing the requirements of ASU No. 2014-01, but does not expect the ASU to have a material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon foreclosure. ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and can be applied with a modified retrospective transition method or prospectively. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company’s consolidated financial statements.

Subsequent events – The Company has evaluated events and transactions subsequent to December 31, 2013 for potential recognition or disclosure.

Reclassifications – Certain amounts contained in the 2012 and 2011 consolidated financial statements have been reclassified where appropriate to conform to the financial statement presentation used in 2013. These reclassifications had no effect on previously reported net income.

NOTE 2—SECURITIES AVAILABLE-FOR-SALE:

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2013, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Securities in Continuous Unrealized Loss Position For Less Than 12 Months	Securities in Continuous Unrealized Loss Position For 12 Months or Longer
Unrealized Loss Positions
Obligations of U.S. government agencies	$17,268	$—	$(276)	$16,992	$16,992	$—
Obligations of states and political subdivisions:	40,408	—	(2,180)	38,228	36,873	1,356
Private-label mortgage-backed securities	2,679	—	(245)	2,434	1,256	1,178
Mortgage-backed securities	103,851	—	(1,928)	101,923	68,647	33,275
SBA variable vate pools	3,722	—	(44)	3,678	3,678	—

	$167,928	$—	$(4,673)	$163,255	$127,446	$35,809

Unrealized Gain Positions
Obligations of U.S. government agencies	$13,515	$340	$—	$13,855
Obligations of states and political subdivisions	39,210	1,357	—	40,567
Private-label mortgage-backed securities	2,790	90	—	2,880
Mortgage-backed securities	119,181	2,616	—	121,797
SBA variable rate pools	5,004	28	—	5,032

	179,700	4,431	—	184,131

	$347,628	$4,431	$(4,673)	$347,386

At December 31, 2013, unrealized losses exist on certain securities classified as obligations of states and political subdivisions, mortgage-backed securities, and private-label mortgage-backed securities. The unrealized losses on securities that are obligations of states and political subdivision are deemed to be temporary. Additionally, the unrealized losses on agency mortgage-backed securities are deemed to be temporary, as they continue to perform adequately and are backed by various government-sponsored enterprises (“GSEs”). These decreases in fair value are associated with the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities has resulted from current economic conditions. Although yields on these securities may be below market rates during the period, no loss of principal is expected.

At December 31, 2013, of the 445 investment securities held, there were 187 investment securities in unrealized loss positions. The unrealized loss associated with the investments of $35,809 in a continuous unrealized loss position for twelve months or longer was $947, of which $201 is related to private-label mortgage-backed securities, and $619 is related to mortgage-backed securities. The Company has no current intent, nor is it more likely than not, that it will be required to sell these securities before the recovery of carrying value.

During the fourth quarter 2013 management reviewed all of its private-label mortgage-backed securities for the presence of other-than-temporary impairment (“OTTI”). Management’s evaluation included the use of independently-generated third-party credit surveillance reports that analyze the loans underlying each security. These reports include estimates of default rates and severities, life collateral loss rates, and static voluntary prepayment assumptions to generate estimated cash flows at the individual security level. Additionally, management considered factors such as downgraded credit ratings, severity and duration of the impairments, the stability of the issuers, and any discounts paid when the securities were purchased. During the fourth quarter 2013, management booked an impairment of $8 on one of its private-label mortgage-backed securities. Management has considered all available information related to the collectability of the impaired investment securities and believes that the estimated credit loss is appropriate.

Following is a tabular roll-forward of the amount of credit-related OTTI recognized in earnings during 2013, 2012 and 2011:

	December 31,
	2013	2012	2011
Balance, beginning of period:	$204	$204	$226
Additions:
OTTI credit loss recorded	23	—	10
Less:
OTTI reduction from sale or maturity	—	—	(32)

Balance, end of period:	$227	$204	$204

At December 31, 2013, seven of the Company’s private-label mortgage-backed securities with an amortized cost of $2,593 were classified as substandard as their ratings were below investment grade. Securities with an amortized cost of $3,281 and $3,644 were classified as substandard at December 31, 2012, and December 31, 2011, respectively.

The projected average life of the securities portfolio is 4.2 years and its modified duration is 3.8 years.

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2012, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Securities in Continuous Unrealized Loss Position For Less Than 12 Months	Securities in Continuous Unrealized Loss Position For 12 Months or Longer
Unrealized Loss Positions
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions:	12,540	—	(137)	12,403	12,403	—
Private-label mortgage-backed securities	3,130	—	(435)	2,695	—	2,696
Mortgage-backed securities	95,803	—	(850)	94,953	77,797	17,155
SBA variable rate pools	—	—	—	—	—	—

	$111,473	$—	$(1,422)	$110,051	$90,200	$19,851

Unrealized Gain Positions
Obligations of U.S. government agencies	$17,175	$669	$—	$17,844
Obligations of states and political subdivisions	64,845	4,253	—	69,098
Private-label mortgage-backed securities	5,704	201	—	5,905
Mortgage-backed securities	181,257	5,730	—	186,987
SBA variable rate pools	—	—	—	—

	268,981	10,853	—	279,834

	$380,454	$10,853	$(1,422)	$389,885

At December 31, 2012, of the 450 investment securities held, there were 20 investment securities in unrealized loss positions. The unrealized loss associated with the investments of $19,851 in a continuous unrealized loss position for twelve months or longer was $604, of which $435 was related to private-label mortgage backed securities, and $169 was related to mortgage-backed securities.

The amortized cost and estimated fair value of securities at December 31, 2013, and 2012, are shown below by maturity or projected average life, depending on the type of security. Obligations of U.S. government agencies and states and political subdivisions are shown by contractual maturity. Mortgage-backed securities are shown by projected average life.

	December 31, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$18,707	$18,870	$55,559	$55,690
Due after one year through 5 years	217,713	219,375	182,156	185,857
Due after 5 years through 10 years	66,103	65,432	138,243	143,698
Due after 10 years	45,105	43,709	4,496	4,640

	$347,628	$347,386	$380,454	$389,885

During 2013 four investment securities were sold resulting in proceeds of $1,843, and losses on sales of $8. The specific identification method was used to determine the cost of the securities sold. No securities were sold during 2012.

At December 31, 2013, securities with amortized costs of $23,597 (estimated market values of $23,311) were pledged to secure public deposits, as required by law. At December 31, 2013, securities with an aggregate amortized cost of $2,501 (estimated aggregate market value of $2,601) were pledged for repurchase accounts. At December 31, 2013, there were no balances outstanding on any repurchase agreements.

NOTE 3—LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY INDICATORS

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

Major classifications of loans, including loans held-for-sale, at December 31 are as follows:

	December 31,	% of gross	December 31,	% of gross
	2013	loans	2012	loans
Real estate secured loans:
Permanent Loans:
Multi-family residential	$46,217	4.6%	$45,212	5.2%
Residential 1-4 family	46,438	4.7%	51,437	5.9%
Owner-occupied commercial	249,311	25.1%	219,276	25.2%
Nonowner-occupied commercial	158,786	16.0%	145,315	16.7%

Total permanent real estate loans	500,752	50.4%	461,240	53.0%
Construction Loans:
Multi-family residential	23,419	2.4%	17,022	2.0%
Residential 1-4 family	26,512	2.7%	20,390	2.3%
Commercial real estate	30,516	3.1%	23,235	2.7%
Commercial bare land and acquisition & development	11,473	1.2%	10,668	1.2%
Residential bare land and acquisition & development	6,990	0.6%	8,405	0.9%

Total construction real estate loans	98,910	10.0%	79,720	9.1%

Total real estate loans	599,662	60.4%	540,960	62.1%
Commercial loans	390,301	39.2%	325,604	37.4%
Consumer loans	3,878	0.3%	3,581	0.4%
Other loans	928	0.1%	1,112	0.1%

Gross loans	994,769	100.0%	871,257	100.0%
Deferred loan origination fees	(924)		(841)

	993,845		870,416
Allowance for loan losses	(15,917)		(16,345)

Total loans, net of allowance for loan losses and net deferred fees	$977,928		$854,071

At December 31, 2013, outstanding loans to dental professionals totaled $307,268 and represented 30.89% of total outstanding loans compared to dental professional loans of $270,782 or 31.08% of total loans at December 31, 2012. Additional information about the Company’s dental portfolio can be found in Item 8, Note 4 of the Notes to Consolidated Financial Statements. There are no other industry concentrations in excess of 10.00% of the total loan portfolio. However, as of December 31, 2013, approximately 60.38% of the Company’s loan portfolio was collateralized by real estate and is, therefore, susceptible to changes in local market conditions. While appropriate action is taken to manage identified concentration risks, management believes that the loan portfolio is well diversified by geographic location and among industry groups.

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

Acquired loans presented below at December 31, 2013, and the acquisition date:

	December 31, 2013	February 1, 2013
Contractually required principal payments	$44,358	$65,532
Purchase adjustment for credit and interest rate	(1,341)	(2,193)

Balance of acquired loans	$43,017	$63,339

The acquisition of Century Bank is not considered significant to the Company’s financial statements, therefore pro forma financial information is not presented.

Allowance for Loan Losses

A summary of the activity in the allowance for loan losses is as follows for the years ended 2013, 2012, and 2011:

	Twelve months ended December 31,
	2013	2012	2011
Balance, beginning of period	$16,345	$14,941	$16,570
Provision charged to income	250	1,900	12,900
Loans charged against allowance	(2,088)	(3,664)	(15,804)
Recoveries credited to allowance	1,410	3,168	1,275

Balance, end of period	$15,917	$16,345	$14,941

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

A summary of the activity in the allowance for loan losses by major loan classification follows:

	For the year ended December 31, 2013
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$3,846	$9,456	$1,987	$70	$986	$16,345
Charge-offs	(1,658)	(407)	—	(23)	—	(2,088)
Recoveries	982	360	60	8	—	1,410
Provision (reclassification)	1,943	(1,741)	(554)	13	589	250

Ending balance	$5,113	$7,668	$1,493	$68	$1,575	$15,917

	Balances as of December 31, 2013
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$5,095	$7,667	$1,455	$68	$1,575	$15,860
Ending allowance: individually evaluated for impairment	18	1	38	—	—	57

Total ending allowance	$5,113	$7,668	$1,493	$68	$1,575	$15,917

Ending loan balance: collectively evaluated for impairment	$386,332	$495,924	$98,627	$3,878	$—	$984,761
Ending loan balance: individually evaluated for impairment	4,897	4,828	283	—	—	10,008

Total ending loan balance	$391,229	$500,752	$98,910	$3,878	$—	$994,769

	For the year ended December 31, 2012
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$2,776	$8,267	$2,104	$87	$1,707	$14,941
Charge-offs	(1,401)	(1,190)	(1,054)	(19)	—	(3,664)
Recoveries	1,917	55	1,188	8	—	3,168
Provision (reclassification)	554	2,324	(251)	(6)	(721)	1,900

Ending balance	$3,846	$9,456	$1,987	$70	$986	$16,345

	Balances as of December 31, 2012
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$3,844	$9,456	$1,987	$70	$986	$16,343
Ending allowance: individually evaluated for impairment	2	—	—	—	—	2

Total ending allowance	$3,846	$9,456	$1,987	$70	$986	$16,345

Ending loan balance: collectively evaluated for impairment	$322,677	$455,206	$79,619	$3,581	$—	$861,083
Ending loan balance: individually evaluated for impairment	4,039	6,034	101	—	—	10,174

Total ending loan balance	$326,716	$461,240	$79,720	$3,581	$—	$871,257

	For the year ended December 31, 2011
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$2,230	$10,042	$3,040	$64	$1,194	$16,570
Charge-offs	(1,403)	(5,555)	(8,792)	(54)	—	(15,804)
Recoveries	581	176	498	20	—	1,275
Provision (reclassification)	1,368	3,604	7,358	57	513	12,900

Ending balance	$2,776	$8,267	$2,104	$87	$1,707	$14,941

The 2013 ending allowance includes $57 in specific allowance for $10,008 of impaired loans ($8,705 net of government guarantees). At December 31, 2012, the Company had $10,174 of impaired loans ($9,493 net of government guarantees) with a specific allowance of $2 assigned. Management believes that the allowance for loan losses was adequate as of December 31, 2013. However, future loan losses may exceed the levels provided for in the allowance for loan losses and could possibly result in additional charges to the provision for loan losses.

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

The following tables present the Company’s loan portfolio information by loan type and credit grade at December 31, 2013, and December 31, 2012:

Credit Quality Indicators

As of December 31, 2013

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$44,677	$—	$1,540	$—	$46,217
Residential 1-4 family	37,831	—	8,607	—	46,438
Owner-occupied commercial	239,539	4,278	5,494	—	249,311
Nonowner-occupied commercial	153,055	—	5,731	—	158,786

Total real estate loans	475,102	4,278	21,372	—	500,752
Construction
Multi-family residential	23,419	—	—	—	23,419
Residential 1-4 family	26,145	—	367	—	26,512
Commercial real estate	28,978	—	1,538	—	30,516
Commercial bare land and acquisition & development	11,223	—	250	—	11,473
Residential bare land and acquisition & development	4,346	—	2,644	—	6,990

Total construction loans	94,111	—	4,799	—	98,910
Commercial and other	378,828	—	12,401	—	391,229
Consumer	3,856	—	22	—	3,878

Totals	$951,897	$4,278	$38,594	$—	$994,769

Credit Quality Indicators

As of December 31, 2012

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$43,883	$—	$1,329	$—	$45,212
Residential 1-4 family	43,458	—	7,979	—	51,437
Owner-occupied commercial	208,713	—	10,563	—	219,276
Nonowner-occupied commercial	141,762	—	3,553	—	145,315

Total real estate loans	437,816	—	23,424	—	461,240
Construction
Multi-family residential	17,022	—	—	—	17,022
Residential 1-4 family	20,278	—	112	—	20,390
Commercial real estate	21,646	—	1,589	—	23,235
Commercial bare land and acquisition & development	10,668	—	—	—	10,668
Residential bare land and acquisition & development	5,449	—	2,956	—	8,405

Total construction loans	75,063	—	4,657	—	79,720
Commercial and other	317,250	—	9,466	—	326,716
Consumer	3,544	—	37	—	3,581

Totals	$833,673	$—	$37,584	$—	$871,257

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

The following tables present an aged analysis of past due and nonaccrual loans at December 31, 2013, and December 31, 2012:

Aged Analysis of Loans Receivable

As of December 31, 2013

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$46,217	$46,217
Residential 1-4 family	137	—	—	636	773	45,665	46,438
Owner-occupied commercial	488	—	—	1,685	2,173	247,138	249,311
Nonowner-occupied commercial	1,188	—	—	136	1,324	157,462	158,786

Total real estate loans	1,813	—	—	2,457	4,270	496,482	500,752
Construction
Multi-family residential	—	—	—	—	—	23,419	23,419
Residential 1-4 family	—	—	—	—	—	26,512	26,512
Commercial real estate	—	—	—	—	—	30,516	30,516
Commercial bare land and acquisition & development	—	—	—	—	—	11,473	11,473
Residential bare land and acquisition & development	—	—	—	—	—	6,990	6,990

Total construction loans	—	—	—	—	—	98,910	98,910
Commercial and other	436	—	—	2,886	3,322	387,907	391,229
Consumer	5	1	—	—	6	3,872	3,878

Total	$2,254	$1	$—	$5,343	$7,598	$987,171	$994,769

Aged Analysis of Loans Receivable

As of December 31, 2012

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$45,212	$45,212
Residential 1-4 family	351	318	—	1,140	1,809	49,628	51,437
Owner-occupied commercial	—	—	—	3,805	3,805	215,471	219,276
Nonowner-occupied commercial	1,404	—	—	—	1,404	143,911	145,315

Total real estate loans	1,755	318	—	4,945	7,018	454,222	461,240
Construction
Multi-family residential	—	—	—	—	—	17,022	17,022
Residential 1-4 family	234	—	—	—	234	20,156	20,390
Commercial real estate	—	—	—	—	—	23,235	23,235
Commercial bare land and acquisition & development	—	—	—	—	—	10,668	10,668
Residential bare land and acquisition & development	—	—	—	101	101	8,304	8,405

Total construction loans	234	—	—	101	335	79,385	79,720
Commercial and other	264	—	—	4,315	4,579	322,137	326,716
Consumer	8	—	—	—	8	3,573	3,581

Total	$2,261	$318	$—	$9,361	$11,940	$859,317	$871,257

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

The following tables display an analysis of the Company’s impaired loans at December 31, 2013, and 2012:

Impaired Loan Analysis

As of December 31, 2013

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation
Real estate
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	912	317	1,229	1,633	2,229	1
Owner-occupied commercial	2,767	—	2,767	3,000	3,359	—
Nonowner-occupied commercial	832	—	832	835	799	—

Total real estate loans	4,511	317	4,828	5,468	6,387	1
Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	133	—
Residential bare land and acquisition & development	—	283	283	373	413	38

Total construction loans	—	283	283	373	546	38
Commercial and other	4,368	529	4,897	10,627	4,100	18
Consumer	—	—	—	—	—	—

Total impaired loans	$8,879	$1,129	$10,008	$16,468	$11,033	$57

Impaired Loan Analysis

As of December 31, 2012

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation
Real estate
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	1,447	—	1,447	2,032	3,086	—
Owner-occupied commercial	4,229	—	4,229	5,069	4,838	—
Nonowner-occupied commercial	358	—	358	358	165	—

Total real estate loans	6,034	—	6,034	7,459	8,089	—
Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	544	—
Commercial real estate	—	—	—	—	1,219	—
Commercial bare land and acquisition & development	—	—	—	—	5,621	—
Residential bare land and acquisition & development	101	—	101	173	1,024	—

Total construction loans	101	—	101	173	8,408	—
Commercial and other	3,921	118	4,039	9,546	5,204	2
Consumer	—	—	—	—	—	—

Total impaired loans	$10,056	$118	$10,174	$17,178	$21,701	$2

The impaired balances reported above are not adjusted for government guarantees of $1,532 and $681 at December 31, 2013, and December 31, 2012, respectively. The recorded investment in impaired loans, net of government guarantees totaled $8,476 and $9,493 at December 31, 2013, and December 31, 2012, respectively.

Troubled Debt Restructurings

In the normal course of business, the Company may modify the terms of certain loans, attempting to protect as much of its investment as possible. Management evaluates the circumstances surrounding each modification to determine whether it is a troubled debt restructuring (“TDR”). TDRs exist when 1) the restructuring constitutes a concession, and 2) the debtor is experiencing financial difficulties. The Company adopted the amendments of Accounting Standards Update No. 2012-02, “Receivables – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” during the third quarter 2012. The Update requires retrospective application to the beginning of the annual period of adoption.

The following table displays the Company’s TDRs by class at December 31, 2013, and 2012:

	Troubled Debt Restructurings as of
	December 31, 2013		December 31, 2012
	Number of Contracts	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment
Real estate
Multifamily residential	—	$—	—	$—
Residential 1-4 family	7	819	8	565
Owner-occupied commercial	5	1,949	5	2,095
Non owner-occupied commercial	2	714	1	140

Total real estate loans	14	3,482	14	2,800
Construction
Multifamily residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	5	101

Total construction loans	—	—	5	101
Commercial and other	10	2,379	8	589
Consumer	—	—	—	—

	24	$5,861	27	$3,490

The recorded investment in TDRs in nonaccrual status totaled $1,597 and $2,336 at December 31, 2013, and December 31, 2012, respectively. The Bank’s policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appear relatively certain. The Bank’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

For the twelve months ended December 31, 2013, the Company identified 10 TDRs that are newly considered impaired for which impairment was previously measured under the Company’s general loan loss allowance methodology. The total recorded investment in such receivables was $3,130, and the associated allowance for loan losses was $19 at December 31, 2013.

The types of modifications offered can generally be described in the following categories:

Rate Modification—A modification in which the interest rate is modified.

Term Modification—A modification in which the maturity date, timing of payments, or frequency of payments is changed.

Interest Only Modification—A modification in which the loan is converted to interest only payments for a period of time.

Combination Modification—Any other type of modification, including the use of multiple types of modifications.

The following tables present newly non-covered restructured loans that occurred during the twelve months ended December 31, 2013, and 2012, respectively:

	Troubled Debt Restructurings
	Identified during the twelve months ended December 31, 2013
	Rate Modification	Term Modification	Interest Only Modification	Combination Modification
Real estate
Multifamily residential	$—	$—	$—	$—
Residential 1-4 family	317	—	—	—
Owner-occupied commercial	—	—	—	—
Non owner-occupied commercial	578	—	—	—

Total real estate loans	895	—	—	—
Construction
Multifamily residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—
Commercial and other	—	773	524	674
Consumer	—	—	—	—

	$895	$773	$524	$674

	Troubled Debt Restructurings
	Identified during the twelve months ended December 31, 2012
	Rate Modification	Term Modification	Interest Only Modification	Combination Modification
Real estate
Multifamily residential	$—	$—	$—	$—
Residential 1-4 family	—	—	121	—
Owner-occupied commercial	—	112	—	303
Non owner-occupied commercial	—	—	—	—

Total real estate loans	—	112	121	303
Construction
Multifamily residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	127	—	—

Total construction loans	—	127	—	—
Commercial and other	—	228	230	69
Consumer	—	—	—	—

	$—	$467	$351	$372

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

	Troubled Debt Restructurings
	That Subsequently Defaulted within the
	12 Month Period Ended December 31,
	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate
Multifamily residential	—	$—	—	$—
Residential 1-4 family	—	—	2	340
Owner-occupied commercial	1	303	1	411
Non owner-occupied commercial	1	136	—	—

Total real estate loans	2	439	3	751
Construction
Multifamily residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—
Commercial and other	3	144	1	194
Consumer	—	—	—	—

	5	$583	4	$945

At December 31, 2013, and December 31, 2012, the Company had no commitments to lend additional funds on loans restructured as TDRs.

NOTE 4 – DENTAL LOAN PORTFOLIO:

To assist in understanding the concentrations and risks associated with the Bank’s loan portfolio, the following Note has been included to provide additional information relating to the Bank’s dental lending portfolio. At December 31, 2013, and 2012, loans to dental professionals totaled $307,268 and $270,782, respectively and represented 30.89% and 31.08% of outstanding loans. As of December 31, 2013, and 2012, dental loans supported by government guarantees totaled $16,470 and $18,834. This represented 5.36% and 6.96% of the outstanding dental loan balances.

The Company defines a “dental loan” as loan to dental professionals for the purpose of practice expansion, acquisition or other purpose, supported by the cash flows of a dental practice.

Loan Classification

Major classifications of Dental Loans, at December 31, 2013, and 2012, are as follows:

	December 31,
	2013	2012
Real estate secured loans:
Owner-occupied commercial	$59,279	$59,327
Other dental real estate loans	1,967	3,103

Total permanent real estate loans	61,246	62,430
Dental construction loans	5,810	2,093

Total real estate loans	67,056	64,523

Commercial loans	240,212	206,259

Gross loans	$307,268	$270,782

Market Area

The Bank’s defined “market area” is within the states of Oregon and Washington west of the Cascade Mountain Range. This area is serviced by branch locations in Eugene, Portland and Seattle. The Company also makes national dental loans throughout the United States. National loan relationships are maintained and serviced by Bank personnel primarily located in Portland.

The following table represents the dental lending by borrower location:

	December 31,
	2013	2012
Local	$178,673	$191,908
National	128,595	78,874

Total	$307,268	$270,782

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

	Twelve months ended December 31,
	2013	2012
Balance, beginning of period	$2,683	$1,824
Provision charged to income	2,208	1,315
Loans charged against allowance	(1,232)	(488)
Recoveries credited to allowance	71	32

Balance, end of period	$3,730	$2,683

Credit Quality

Please refer to Note 3 for additional information on the definitions of the credit quality indicators.

The following tables present the Company’s dental loan portfolio information by market and credit grade at December 31, 2013, and 2012:

Dental Credit Quality Indicators As of December 31, 2013

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Local	$172,708	$—	$5,965	$—	$178,673
National	127,842	—	753	—	128,595

Total	$300,550	$—	$6,718	$—	$307,268

As of December 31, 2012

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Local	$184,872	$—	$7,036	$—	$191,908
National	78,480	—	394	—	78,874

Total	$263,352	$—	$7,430	$—	$270,782

Past Due and Nonaccrual Loans

Please refer to Note 3 for additional information on the definitions of “past due.”

The following tables present an aged analysis of the dental loans by market, including nonaccrual loans at December 31, 2013, and 2012:

Aged Analysis of Dental Loans Receivable

As of December 31, 2013

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Local	$—	$—	$—	$2,176	$2,176	$176,497	$178,673
National	—	—	—	224	224	128,371	128,595

Total	$—	$—	$—	$2,400	$2,400	$304,868	$307,268

Aged Analysis of Dental Loans Receivable

As of December 31, 2012

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Local	$—	$—	$—	$2,499	$2,499	$189,409	$191,908
National	—	—	—	—	—	78,874	78,874

Total	$—	$—	$—	$2,499	$2,499	$268,283	$270,782

NOTE 5 – LOAN PARTICIPATIONS AND SERVICING:

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

The following table reflects the amounts of loans participated.

	December 31,
	2013	2012
Total principal amount outstanding	$25,179	$42,020
less: principal amount derecognized	(13,268)	(20,901)

Principal amount included in loans on the balance sheet	$11,911	$21,119

NOTE 6 – PROPERTY AND EQUIPMENT:

The balance of property and equipment net of accumulated depreciation and amortization at December 31, 2013, and 2012 consists of the following:

	December 31,
	2013	2012
Land	$3,831	$3,831
Buildings and improvements	19,039	18,702
Furniture and equipment	12,424	11,794

	35,294	34,327
less: accumulated depreciation & amortization	(16,458)	(15,089)

Net property and equipment	$18,836	$19,238

Depreciation expense was $1,495, $1,482, and $1,486, for the years ended December 31, 2013, and 2012, and 2011, respectively.

The Company leases certain facilities for office locations under non-cancelable operating lease agreements expiring through 2027. Rent expense related to these leases totaled $1,381, $1,141, and $1,152, in 2013, 2012, and 2011, respectively. The Company leases approximately 26.0% of its Springfield Gateway building to others under non-cancelable operating lease agreements extending through 2016.

Future minimum payments required and anticipated lease revenues under these leases are:

	Lease Commitments	Property Leased to Others
2014	$1,111	$341
2015	663	247
2016	402	227
2017	398	—
2018	270	—
Thereafter	2,028	—

	$4,872	$815

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS:

The following table summarizes the changes in the Company’s goodwill and core deposit intangible asset for the three years ended December 31:

	December 31,
	2013	2012	2011
Goodwill	$22,881	$22,031	$22,031
Core deposit intangible asset	845	204	427
Amortization	(110)	(204)	(223)

Total goodwill and intangible assets	$23,616	$22,031	$22,235

At December 31, 2013, the Company had a recorded balance of $22,881 in goodwill from the November 30, 2005, acquisition of Northwest Business Financial Corporation (“NWBF”) and the February 1, 2013, acquisition of Century Bank. In addition, the Company had $735 of core deposit intangible assets resulting from the acquisition of Century Bank. The Century Bank core deposit intangible was determined to have an expected life of seven years, and is being amortized over that period using the straight-line method. The Century Bank core deposit intangible will be fully amortized in January 2020.

NOTE 8 – DEPOSITS:

Scheduled maturities or repricing of time deposits at December 31, are as follows:

	December 31,
	2013	2012
2013	$—	$94,974
2014	86,821	8,862
2015	13,501	14,282
2016	15,431	13,480
2017	14,609	5,792
2018	8,592	4,050
Thereafter	25,504	20,196

	$164,458	$161,636

NOTE 9 – FEDERAL FUNDS AND OVERNIGHT FUNDS PURCHASED:

The Company has unsecured federal funds borrowing lines with various correspondent banks totaling $129,000. At December 31, 2013, and December 31, 2012 there was $5,150 and $11,570 outstanding on these lines, respectively.

The Company also has a secured overnight borrowing line available from the Federal Reserve Bank that totaled $92,579 and $87,740 at December 31, 2013, and December 31, 2012, respectively. The Federal Reserve Bank borrowing line is secured through the pledging of approximately $139,166 of commercial loans under the Company’s Borrower-In-Custody program. At December 31, 2013, and December 31, 2012, there were no outstanding borrowings on this line.

NOTE 10 – FEDERAL HOME LOAN BANK BORROWINGS:

The Company has a borrowing limit with the FHLB equal to 30.00% of total assets, subject to discounted collateral. The Company does have the ability to access the FHLB excess stock pool, thus borrowing is not limited by FHLB stock held. At December 31, 2013, the maximum borrowing line was $434,963; however, the FHLB borrowing line was limited by the discounted value of collateral pledged. The Company had pledged $436,744 in real estate loans to the FHLB that had a discounted value of $229,547. There was $160,000 borrowed on this line at December 31, 2013.

At December 31, 2012, the maximum FHLB borrowing line was $412,046, and the Company had pledged real estate loans and securities to the FHLB with a discounted value of $226,278. There was $118,000 borrowed on this line at December 31, 2012.

Federal Home Loan Bank borrowings by year of maturity and applicable interest rate are summarized as follows as of December 31:

	Current	December 31,
	Rates	2013	2012
Cash management advance	—	$—	$—
2013	NA	—	77,000
2014	0.22% - 0.24%	119,000	—
2015	0.60% - 1.60%	13,500	13,500
2016	1.84% - 2.36%	22,500	22,500
2017	2.28%	3,000	3,000
2018	—	—	—
Thereafter	3.85%	2,000	2,000

		$160,000	$118,000

NOTE 11 – JUNIOR SUBORDINATED DEBENTURES:

In connection with the November 2005 acquisition of NWB Financial Corporation, the Company formed a wholly owned Delaware statutory business trust subsidiary, Pacific Continental Corporation Capital Trust (the “Trust”), which issued $8,248 of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8,248 of junior subordinated debentures of the Company. The debentures, which represent the sole asset of the Trust, accrued and paid distributions quarterly at a fixed rate of 6.265% per annum of the stated liquidation value of $1 per capital security. At January 7, 2012, the interest rate changed to a variable rate of three-month LIBOR plus 135 basis points. See note 12 for additional information regarding the interest rate SWAP agreement executed on the debenture in 2013.

The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of (1) accrued and unpaid distributions required to be paid on the Trust Preferred Securities, (2) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust, and (3) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on January 7, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after, January 7, 2012. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued interest. For the years ended December 31, 2013, 2012, and 2011, the Company recognized net interest expense of $200, $151, and $136, respectively, related to the Trust Preferred Securities.

NOTE 12 – DERIVATIVE INSTRUMENTS:

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

During the second quarter 2013, the Company entered into an interest rate swap agreement with an $8,000 notional amount to convert its variable-rate Junior Subordinated Debenture debt into a fixed rate for a term of approximately 7 years at a rate of 2.73%. The derivative is designated as a cash flow hedge. The hedge meets the definition of highly effective and the Company expects the hedge to be highly effective throughout the remaining term of the swap. The fair value of the derivative instrument at December 31, 2013, was a $405 unrealized gain, which is recorded in the other asset section of the balance sheet, net of the tax effect. No gain or loss was recognized in earnings for the twelve months ended December 31, 2013, related to interest rate swaps.

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

NOTE 13 – INCOME TAXES:

The provision for income taxes for the years ended December 31 consists of the following:

	2013	2012	2011
Currently payable:
Federal	$6,682	$6,423	$245
State	(209)	50	50

	6,473	6,473	295

Deferred:
Federal	(496)	(1,152)	713
State	1,239	838	710

	743	(314)	1,423

Total income tax provision	$7,216	$6,159	$1,718

The provision (benefit) for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the years ended December 31 was as follows:

	2013		2012		2011
Expected federal income tax provision	$7,344	35.00%	$6,584	35.00%	$2,471	35.00%
State income tax, net of federal income tax effect	908	4.33%	775	4.12%	298	4.22%
Municipal securities tax benefit	(735)	-3.50%	(631)	-3.35%	(422)	-5.98%
Equity-based compensation	27	0.13%	25	0.13%	68	0.96%
Benefit of purchased tax credits	(150)	-0.71%	(181)	-0.96%	(289)	-4.09%
Low-income housing tax credits	(142)	-0.68%	(142)	-0.75%	(142)	-2.01%
Bank Owned Life Insurance	(201)	-0.96%	(228)	-1.21%	—	—
Acquisition Costs—Century Bank	106	0.51%	—	—	—	—
Deferred tax rate adjustments and other	59	0.28%	(43)	-0.24%	(266)	-3.77%

Income tax provision	$7,216	34.40%	$6,159	32.74%	$1,718	24.33%

The excess tax benefit associated with stock option plans reduced taxes payable by $0, $10, and $14, at December 31, 2013, 2012, and 2011, respectively. Such benefit is credited to common stock.

The components of deferred tax assets and liabilities at December 31 are as follows:

	2013	2012
Assets:
Allowance for loan losses	$6,916	$6,508
Basis adjustments on loans	2,252	1,720
Reserve for self-funded insurance	180	183
Oregon purchased tax credits	1,669	2,951
Nonqualified stock options	1,278	957
Accrued compensation	724	647
OTTI credit impairment	89	80
Nonaccrual loan interest	52	21
Net unrealized loss on securities	95	—
Other	61	47

Total deferred tax assets	13,316	13,114

Liabilities:
Federal Home Loan Bank stock dividends	593	595
Excess tax over book depreciation	1,299	1,446
Prepaid expenses	345	362
NWBF acquisition adjustments	225	—
Loan origination fees	1,046	881
Net unrealized gains on Swap	158	—
Net unrealized gains on securities	52	3,600

Total deferred tax liabilities	3,718	6,884

Net deferred tax assets	$9,598	$6,230

Purchased tax credits of $1,669 will be utilized to offset future state income taxes. These credits are recognized over a five-year period beginning in the year of purchase and have an eight year carry forward period. If unused the credits will expire in the following years: $218 in 2019, $664 in 2020, $521 in 2021, $261 in 2022, $3 in 2023 and $3 in 2024. It is anticipated that all credits and other deferred asset items will be fully utilized in the normal course of operations and, accordingly, management has not reduced deferred tax assets by a valuation allowance.

NOTE 14 – RETIREMENT PLAN:

The Company has a 401(k) profit sharing plan covering substantially all employees. The plan provides for employee and employer contributions. The total plan expenses, including employer contributions, were $673, $617, and $240 in 2013, 2012, and 2011, respectively.

NOTE 15 – SHARE-BASED COMPENSATION:

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

The following tables identify the compensation expenses recorded and tax benefits received by the Company in conjunction with its share-based compensation plans for the years ended December 31, 2013, 2012, and 2011:

	2013		2012		2011
	Compensation Expense	Tax Benefit	Compensation Expense	Tax Benefit (Expense)	Compensation Expense (Benefit)	Tax Benefit
Equity-based awards:
Director restricted stock	$110	$39	$70	$25	$56	$20
Director stock options	—	—	—	—	1	—
Employee stock options	70	—	122	—	173	—
Employee stock SARs	126	44	193	68	248	87
Employee RSUs	830	291	490	172	195	68
Liability-based awards:
Employee cash SARs	60	21	—	—	(70)	(25)

	$1,196	$395	$875	$265	$603	$150

Prior to 2012, the Company granted stock options to selected employees and directors. The following table summarizes information about stock option activity under all plans for the years ended December 31, 2013, 2012, and 2011:

	2013		2012		2011
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance, beginning of year	367,906	$14.15	412,943	$13.74	447,693	$13.61
Granted	—	—	—	—	—	—
Exercised	—	—	(28,999)	6.83	(14,000)	6.38
Forfeited or expired	—	—	(16,038)	16.86	(20,750)	15.81

Balance, end of year	367,906	$14.15	367,906	$14.15	412,943	$13.74

Options exercisable, end of year	353,197	$14.27	312,020	$14.60	295,168	$14.36

A summary of non-vested stock option activity during the current fiscal year is presented below:

	Non-vested Options	Weighted Average Grant Date Fair Value
Balance, beginning of year	55,886	$3.58
Granted	—	—
Vested	(41,177)	3.33
Forfeited, expired, or exercised	—	—

Balance, end of year	14,709	$4.30

The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of both options outstanding as of December 31, 2013, was $807. The weighted average remaining contractual term of options exercisable was 4.41 years as of December 31, 2013. The total intrinsic value of options exercised was $0, $29, and $35, in the years ended December 31, 2013, 2012, and 2011, respectively. During the years ended December 31, 2013, 2012, and 2011, the amount of cash received from the exercise of stock options was $0, $69, and $89, respectively. As of December 31, 2013, there was $13 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 0.3 years.

Prior to 2011, the Company granted SARs settled in stock to selected employees. The following table summarizes information about activity on SARs settled in stock for the years ended December 31, 2013, 2012, and 2011:

	2013		2012		2011
	Stock-settled SARs Outstanding	Weighted Average Exercise Price	Stock-settled SARs Outstanding	Weighted Average Exercise Price	Stock-settled SARs Outstanding	Weighted Average Exercise Price
Balance, beginning of year	387,072	$13.74	405,340	$13.71	460,915	$13.75
Granted	—	—	—	—	—	—
Exercised	(30,422)	12.08	—	—	—	—
Forfeited or expired	(18,891)	14.73	(18,268)	13.07	(55,575)	14.06

Balance, end of year	337,759	$—	387,072	$13.74	405,340	$13.71

Stock-settled SARs exercisable, end of year	313,010	$14.05	309,980	$14.28	247,930	$14.80

A summary of non-vested stock-settled SARs activity during the current fiscal year is presented below:

	Non-vested Stock-settled SARs	Weighted Average Grant Date Fair Value
Balance, beginning of year	77,091	$3.64
Granted	—	—
Vested	(50,992)	3.43
Forfeited, expired, or exercised	(1,350)	4.05

Balance, end of year	24,749	$4.06

The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of stock-settled SARs as of December 31, 2013, was $839. The weighted average remaining contractual term of exercisable stock-settled SARs was 4.65 years as of December 31, 2013. As of December 31, 2013, there was $26 of total unrecognized compensation cost related to non-vested stock-settled SARs which is expected to be recognized over a weighted average period of 0.30 years.

During the period ended December 31, 2013, 30,422 Employee Stock SARs, with a weighted average exercise price of $12.08, were exercised. The exercise resulted in a net issuance to employees of 3,742 shares of stock, with an intrinsic value of $57.

Prior to 2010, the Company granted SARs settled in cash to selected employees. The following table summarizes information about activity on SARs settled in cash for the years ended December 31, 2013, 2012, and 2011:

	2013		2012		2011
	Cash-settled SARs Outstanding	Weighted Average Exercise Price	Cash-settled SARs Outstanding	Weighted Average Exercise Price	Cash-settled SARs Outstanding	Weighted Average Exercise Price
Balance, beginning of year	206,763	$14.84	230,607	$14.81	250,229	$14.78
Granted	—	—	—	—	—	—
Exercised	(8,353)	12.55	—	—	—	—
Forfeited or expired	(11,418)	14.73	(23,844)	14.50	(19,622)	14.45

Balance, end of year	186,992	$14.95	206,763	$14.84	230,607	$14.81

Cash-settled SARs exercisable, end of year	186,992	$14.95	190,236	$15.09	176,446	$15.43

A summary of non-vested stock-settled SARs activity during the current fiscal year is presented below:

	Non-vested Cash-settled SARs	Weighted Average Grant Date Fair Value
Balance, beginning of year	16,527	$2.76
Granted	—	—
Vested	(16,527)	2.76
Forfeited, expired, or exercised	—	—

Balance, end of year	—	$—

As of December 31, 2013 there was an intrinsic value of $296 on the Company’s outstanding cash-settled SARs.

During the period ended December 31, 2013, 8,353 Employee Cash SARs, with a weighted average exercise price of $12.55, were exercised. The exercise resulted in a cash payment, net of income taxes, to employees of $12. The weighted average remaining contractual term of exercisable cash-settled SARs was 3.98 years as of December 31, 2013.

In 2011, the Company began granting RSUs to selected employees. The RSUs vest equally over 4 years. The Company’s RSUs do not accrue dividends and the grantees do not have voting rights. No RSUs were granted prior to 2011.

The following table provides information regarding RSU activity during 2013, 2012 and 2011:

	2013		2012		2011
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of year	251,329	$8.99	125,888	$9.40	—	$—
Granted	145,420	8.76	164,519	8.76	127,192	9.40
Vested shares issued	(42,678)	9.03	(18,821)	9.40	—	—
Vested shares forfeited for taxes	(26,580)	9.03	(11,517)	9.40	—	—
Forfeited or expired	(27,795)	9.66	(8,740)	9.20	(1,304)	9.40

Balance, end of year	299,696	$9.79	251,329	$8.99	125,888	$9.40

Under the terms of the 2006 SOEC Plan, shares of Pacific Continental Corporation common stock are to be issued as soon as is practicable upon vesting of RSUs.

NOTE 16 – TRANSACTIONS WITH RELATED PARTIES:

The Company has granted loans to officers and directors and to companies with which they are associated. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. Activity with respect to these loans during the year ended December 31 was as follows:

	2013	2012	2011
Balance, beginning of year	$133	$994	$993
Additions or renewals	68	49	204
Amounts collected	(101)	(16)	(203)
No longer related party	—	(894)	—

Balance, end of year	$100	$133	$994

In addition, there were $12 in commitments to extend credit to directors and officers at December 31, 2013, which are included among loan commitments, disclosed in Note 17.

NOTE 17 – COMMITMENTS AND CONTINGENCIES:

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

Off-balance sheet instruments at December 31 consist of the following:

	2013	2012
Commitments to purchase securities	$1,490	$216
Commitments to extend credit (principally variable rate)	$167,374	$168,073
Letters of credit and financial guarantees written	$1,304	$832

The Company has entered into Executive Employment Agreements with two key executive officers. The employment agreements provide for minimum aggregate annual base salaries of $704, plus performance adjustments, life insurance coverage, and other perquisites commonly found in such agreements. The two employment agreements expire in 2014 unless extended or terminated earlier.

Legal contingencies arise from time-to-time in the normal course of business. Based upon analysis of management and in consultation with the Company’s legal counsel there are no current legal matters which are expected to have a material effect on the Company’s consolidated financial position.

NOTE 18 – FAIR VALUE:

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

The estimated fair values of the financial instruments at December 31 are as follows:

	2013		2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$21,108	$21,108	$28,701	$28,701
Securities available-for-sale	347,386	347,386	389,885	389,885
Accrued interest receivable	4,703	4,703	4,520	4,520
Loans, net of deferred fees	993,845	980,334	870,416	871,802
Federal Home Loan Bank stock	10,425	10,425	10,462	10,462
Bank-owned life insurance	16,136	16,136	15,621	15,621
Swap Derivative	405	405	—	—
Financial liabilities:
Deposits	$1,090,981	$1,091,355	$1,046,154	$1,046,165
Federal funds and overnight funds purchased	5,150	5,150	11,570	11,570
Federal Home Loan Bank borrowings	160,000	160,984	118,000	119,517
Junior subordinated debentures	8,248	2,265	8,248	2,193
Accrued interest payable	193	193	218	218

Cash and Cash Equivalents – The carrying amount approximates fair value.

Securities available-for-sale – Fair value is based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Accrued Interest receivable – The carrying amounts of accrued interest receivable approximate their fair value.

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

Swap Derivative – Fair value is based on quoted market prices.

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

Accrued Interest payable – The carrying amounts of accrued interest payable approximate their fair value

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

The following table presents information about the level in the fair value hierarchy for the Company’s assets and liabilities not measured at fair value as of December 31, 2013 and 2012:

	Carrying Amount	Fair Value at December 31, 2013
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$21,108	$21,108	$—	$—
Loans	994,769	—	980,334	—
Accrued interest receivable	4,703	4,703	—	—
Federal Home Loan Bank stock	10,425	10,425	—	—
Bank-owned life insurance	16,136	16,136	—	—
Swap Derivative	405	405	—	—
Financial liabilities:
Deposits	$1,090,981	$—	$1,091,355	$—
Federal funds and overnight funds purchased	5,150	5,150	—	—
Federal Home Loan Bank borrowings	160,000	—	160,984	—
Junior subordinated debentures	8,248	—	2,265	—
Accrued interest payable	193	193	—	—

	Carrying Amount	Fair Value at December 31, 2012
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$28,701	$28,701	$—	$—
Loans	870,416	—	871,802	—
Accrued interest receivable	4,520	4,520	—	—
Federal Home Loan Bank stock	10,462	10,462	—	—
Bank-owned life insurance	15,621	15,621	—	—
Financial liabilities:
Deposits	$1,046,154	$—	$1,046,165	$—
Federal funds and overnight funds purchased	11,570	11,570	—	—
Federal Home Loan Bank borrowings	118,000	—	119,517	—
Junior subordinated debentures	8,248	—	2,193	—
Accrued interest payable	218	218	—	—

The tables below show assets measured at fair value on a recurring basis as of December 31, 2013, and December 31, 2012:

	Carrying Value	Fair Value Measurements Using
December 31, 2013		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S government agencies	$30,847	$—	$30,847	$—
Obligation of states and political subdivisions	78,795	—	78,795	—
Agency mortgage-backed securities	223,720	—	223,720	—
Private-label mortgage-backed securities	5,314	—	3,528	1,786
SBA variable vate pools	8,710	—	8,710	—
Swap Derivative	405	405	—	—

Total assets measured on a recurring basis	$347,791	$405	$345,600	$1,786

	Carrying Value	Fair Value Measurements Using
December 31, 2012		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S government agencies	$17,844	$—	$17,844	$—
Obligation of states and political subdivisions	81,501	—	81,501	—
Agency mortgage-backed securities	281,940	—	281,940	—
Private-label mortgage-backed securities	8,600	—	6,918	1,682

Total assets measured on a recurring basis	$389,885	$—	$388,203	$1,682

During 2013 there was a transfer of one security from a level 2 measurement to a level 3 as OTTI was recorded for the first time.

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

The following table provides a reconciliation of assets measured at fair value on a recurring basis using unobservable inputs (Level 3) from December 31, 2012, to December 31, 2013:

	Private-label Mortgage- backed Securities	Private-label Mortgage- backed Securities
Beginning balance	$1,682	$1,719
Transfers into Level 3	332	—
Transfers out of Level 3	—	—
Total gains or losses
Included in earnings	—	—
Included in other comprehensive income	80	320
Paydowns	(308)	(357)
Purchases, issuances, sales, and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—

Ending Balance	$1,786	$1,682

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

The Company utilizes FTN Financial as an independent third-party asset pricing service to estimate fair value on all of its available-for-sale securities. The inputs used to value all securities include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research, market indicators, and industry and economic trends. Additional inputs specific to each asset type are as follows:

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

There have been no significant changes in the valuation techniques during the periods reported.

The tables below show assets measured at fair value on a nonrecurring basis as of December 31, 2013, and December 31, 2012:

		Fair Value Measurements Using
December 31, 2013	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Twelve Months Ended December 31, 2013 Total Loss
Loans measured for impairment (net of guarantees and specific reserve)	$5,749	$—	$—	$5,749	$—
Other real estate owned	16,355	—	—	16,355	—

	$22,104	$—	$—	$22,104	$—

		Fair Value Measurements Using
December 31, 2012	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Twelve Months Ended December 31, 2012 Total Loss
Loans measured for impairment (net of guarantees and specific reserve)	$5,877	$—	$—	$5,877	$2
Other real estate owned	17,972	—	—	17,972	1,416

	$23,849	$—	$—	$23,849	$1,418

No transfers to or from Level 3 occurred during 2013 or 2012 on assets measured at fair value on a nonrecurring basis.

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

NOTE 19 – REGULATORY MATTERS:

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to leverage assets. Management believes that, as of December 31, 2013, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2013, according to FDIC guidelines, the Bank is considered to be well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total capital (to risk weighted assets)
Bank:	$174,311	15.89%	$87,744	8%	$109,680	10%
Company:	$177,209	16.15%	NA		NA	10%
Tier 1 capital (to risk weighted assets)
Bank:	$160,572	14.64%	$43,872	4%	$65,808	6%
Company:	$163,470	14.90%	NA		NA
Tier 1 capital (to leverage assets)
Bank:	$160,572	11.29%	$56,887	4%	$71,109	5%
Company:	$163,470	11.49%	NA		NA
As of December 31, 2012:
Total capital (to risk weighted assets)
Bank:	$173,225	17.90%	$77,426	8%	$96,783	10%
Company:	$175,671	18.15%	NA		NA
Tier 1 capital (to risk weighted assets)
Bank:	$161,073	16.64%	$38,713	4%	$58,070	6%
Company:	$163,519	16.90%	NA		NA
Tier 1 capital (to leverage assets)
Bank:	$161,073	12.15%	$53,019	4%	$66,273	5%
Company:	$163,519	12.33%	NA		NA

On July 2, 2013, the federal banking regulators approved the final proposed rules that revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework (“Basel III”). The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with the final rules entire requirement phased in on January 1, 2019.

The final rules, among other things, include a new common equity Tier 1 capital (“CET1”) to risk-weighted assets ratio, including a capital conservation buffer, which will gradually increase from 4.50% on January 1, 2015 to 7.00% on January 1, 2019. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.00% to 6.00% on January 1, 2015 to 8.50% on January 1, 2019, as well as require a minimum leverage ratio of 4.00%.

Also, under the final rules, trust preferred security debt issuances will be phased out of Tier 1 capital into Tier 2 capital over a 10 year period, except for bank holding companies with less than $15 billion assets as of December 31, 2009 will be allowed to continue to include these issuances in Tier 1 capital, subject to certain restrictions. As the Company had less than $15 billion in assets at December 31, 2009, the Company will be able to continue to include its existing trust preferred securities, less the common stock of the Trusts, in the Company’s Tier 1 capital.

NOTE 20 – PARENT COMPANY FINANCIAL INFORMATION:

Financial information for Pacific Continental Corporation (Parent Company only) is presented below:

BALANCE SHEETS

	December 31,
	2013	2012	2011
Assets:
Cash deposited with the Bank	$2,941	$2,465	$7,273
Deferred tax asset	(158)	—	—
Prepaid expenses	14	16	11
Equity in Trust	248	248	248
Swap unrealized gain	405	—	—
Investment in the Bank	184,039	188,935	179,618

	$187,489	$191,664	$187,150

Liabilities and shareholders’ equity:
Liabilities	$57	$35	$36
Junior subordinated debentures	8,248	8,248	8,248
Shareholders’ equity	179,184	183,381	178,866

	$187,489	$191,664	$187,150

STATEMENTS OF OPERATIONS

For the Years Ended December 31

	2013	2012	2011
Income:
Cash dividends from the Bank	$13,995	$6,755	$15

	13,995	6,755	15

Expenses:
Interest expense	200	151	136
Investor relations	123	124	112
Legal, registration expense, and other	177	128	55
Personnel costs paid to Bank	152	151	140

	652	554	443

Income (loss) before income tax expense and equity in undistributed earnings (loss) from the Bank	13,343	6,201	(428)
Income tax benefit	159	193	162
Equity in undistributed earnings of the Bank	265	6,259	5,607

Net income	$13,767	$12,653	$5,341

STATEMENTS OF CASH FLOWS

For the Years Ended December 31

	2013	2012	2011
Cash flows from operating activities:
Net income	$13,767	$12,653	$5,341
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings from the Bank	(265)	(6,259)	(5,607)
Excess tax benefit of stock options exercised	—	(10)	(14)
Other, net	342	98	(141)

Net cash used in operating activities	13,844	6,482	(421)

Cash flows from financing activities:
Proceeds from stock options exercised	—	69	89
Income tax benefit for stock options exercised	—	10	14
Repurchase of common stock	—	(5,676)	—
Dividends paid	(13,050)	(5,588)	(1,842)
Vested RSUs surrendered to cover tax consequences	(318)	(105)	—

Net cash provided by (used in) financing activities	(13,368)	(11,290)	(1,739)

Net increase (decrease) in cash	476	(4,808)	(2,160)
Cash, beginning of period	2,465	7,273	9,433

Cash, end of period	$2,941	$2,465	$7,273

ITEM 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

ITEM 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and timely reported as provided in the SEC rules and forms. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The management of the Company has assessed the effectiveness of its internal control over financial reporting at December 31, 2013. To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, at December 31, 2013, management has determined that internal controls over financial reporting were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement in accordance with US. Generally accepted accounting principles.

ITEM 9B	Other Information

None

PART III

ITEM 10	Directors, Executive Officers and Corporate Governance

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K.

ITEM 11	Executive Compensation

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K.

ITEM 13	Certain Relationships and Related Transactions and Director Independence

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K.

ITEM 14	Principal Accountant Fees and Services

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K.

PART IV

ITEM 15	Exhibits and Financial Statement Schedules

(a)(1)(2) See Index to Consolidated Financial Statements filed under Item 8 of this Form 10-K.

All other schedules to the financial statements required by Regulation S-X are omitted because they are not applicable, not material, or because the information is included in the financial statements or related notes.

(a)(3) Exhibit Index

Exhibit

3.1	Second Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws(2)

4.1	Form of Indenture relating to the issuance of debentures, notes, bonds or other evidences of indebtedness (3)

10.1*	1999 Employee Stock Option Plan (4)

10.2*	1999 Director’s Stock Option Plan (4)

10.3*	Amended 2006 Stock Option and Equity Compensation Plan (5)

10.4*	Form of Restricted Stock Award Agreement (6)

10.5*	Form of Stock Option Award Agreement (6)

10.6*	Form of Restricted Stock Unit Agreement (6)

10.7*	Form of Stock Appreciation Rights Agreement (6)

10.8*	Form of Executive Restricted Stock Unit Award Agreement (6)

10.9*	Form of Change in Control Agreement with executive officers (7)

10.10*	Amended and Restated Employment Agreement for Roger Busse dated January 31, 2013 (7)

10.11*	Amended and Restated Employment Agreement for Hal M. Brown dated January 31, 2013 (7)

10.12*	NWB Financial Corporation Employee Stock Option Plan (8)

10.13*	NWB Financial Corporation Director Stock Option Plan (8)

10.14*	Director Fee Schedule, Effective January 1, 2013 (9)

10.15*	Director Stock Trading Plan (10)

14.1	Code of Ethics for Senior Financial Officers and Principal Executive Officer (10)

23.1+	Consent of Moss Adams LLP

24.1+	Power of Attorney (included on signature page to this Form 10-K)

31.1+	302 Certification, Hal M. Brown, Chief Executive Officer

31.2+	302 Certification, Michael A. Reynolds, Executive Vice President and Chief Financial Officer

32+	Certifications Pursuant to 18 U.S.C. Section 1350

101+	The following financial information from Pacific Continental Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, is formatted in XBRL; (i) the Audited Consolidated Balance Sheets, (ii) the Audited Consolidated Statements of Operations, (iii) the Audited Consolidated Statements of Comprehensive Income , (iv) the Audited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Audited Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not otherwise subject to liability under those sections.

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010.

(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.
(3)	Incorporated by reference to Exhibit 4.1 of the Company’s Form S-3 Registration Statement, filed March 29, 2013.

(4)	Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s S-8 Registration Statement (File No. 333-109501) filed October 6, 2003.

(5)	Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

(6)	Incorporated by reference to Exhibits 99.1 to 99.5 of the Company’s Form S-8 Registration Statement (File No. 333-181826) filed on June 1, 2012.

(7)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 of the Company’s Current Report on Form 8-K filed February 2, 2013

(8)	Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s Form S-8 Registration Statement (File No. 333-130886) filed January 1, 2006.

(9)	Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(10)	Incorporated by reference to Exhibits 10.14 and 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*	Executive Contract, Compensatory Plan or Arrangement
+	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION (Registrant)

By:	/s/ Hal M. Brown
Hal M. Brown
Chief Executive Officer
Date: March 14, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of March 2014.

Principal Executive Officer

By	/s/ Hal M. Brown	Chief Executive Officer
	Hal M. Brown	and Director

Principal Financial and Accounting Officer

By	/s/ Michael A. Reynolds	Executive Vice President and
	Michael A. Reynolds	Chief Financial Officer

Remaining Directors

By	/s/ Robert A. Ballin	Chairman	By	/s/ Michael Heijer	Director
	Robert A. Ballin			Michael Heijer

By	/s/ Donald G. Montgomery	Vice Chairman	By	/s/ Michael D. Holzgang	Director
	Donald G. Montgomery			Michael D. Holzgang

By	/s/ John H. Rickman	Director	By	/s/ Donald L. Krahmer, Jr.	Director
	John H. Rickman			Donald L. Krahmer, Jr.

By	/s/ Jeffrey Pineo	Director	By	/s/ Judith Johansen	Director
	Jeffrey Pineo			Judith Johansen