Form 10-Q
period 2014-03-31
PACIFIC CONTINENTAL CORP
filed 2014-05-09
CIK 1084717

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2014.

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

The number of shares of common stock outstanding as of May 1, 2014 was 17,981,028

PACIFIC CONTINENTAL CORPORATION

FORM 10-Q

QUARTERLY REPORT

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

Pacific Continental Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,	March 31,
	2014	2013	2013
ASSETS
Cash and due from banks	$24,455	$19,410	$20,059
Interest-bearing deposits with banks	3,129	1,698	6,002

Total cash and cash equivalents	27,584	21,108	26,061

Securities available-for-sale	341,992	347,386	379,766
Loans, less allowance for loan losses and net deferred fees	1,004,751	977,928	933,771
Interest receivable	4,693	4,703	5,085
Federal Home Loan Bank stock	10,327	10,425	10,718
Property and equipment, net of accumulated depreciation	18,621	18,836	19,245
Goodwill and intangible assets	23,585	23,616	23,770
Deferred tax asset	8,572	9,598	7,015
Taxes receivable	—	80	—
Other real estate owned	11,531	16,355	17,772
Prepaid FDIC assessment	—	—	1,545
Bank-owned life insurance	16,253	16,136	15,747
Other assets	3,682	3,555	3,163

Total assets	$1,471,591	$1,449,726	$1,443,658

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$340,464	$366,891	$314,798
Savings and interest-bearing checking	588,822	559,632	566,555
Core time deposits	61,647	63,792	79,390

Total core deposits	990,933	990,315	960,743

Other deposits	106,422	100,666	106,952

Total deposits	1,097,355	1,090,981	1,067,695

Federal funds and overnight funds purchased	5,620	5,150	4,450
Federal Home Loan Bank borrowings	175,000	160,000	178,000
Junior subordinated debentures	8,248	8,248	8,248
Accrued interest and other payables	3,970	6,163	2,807

Total liabilities	1,290,193	1,270,542	1,261,200

Shareholders’ equity
Common stock, shares authorized: 50,000,000; shares issued and outstanding: 17,909,906 at March 31, 2014, 17,891,687 at December 31, 2013, and 17,835,088 at March 31, 2013	134,293	133,835	133,236
Retained earnings	45,503	45,250	44,129
Accumulated other comprehensive income	1,602	99	5,093

	181,398	179,184	182,458

Total liabilities and shareholders’ equity	$1,471,591	$1,449,726	$1,443,658

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2014	2013
Interest and dividend income
Loans	$13,174	$12,699
Taxable securities	1,532	1,437
Tax-exempt securities	483	467
Federal funds sold & interest-bearing deposits with banks	2	3

	15,191	14,606

Interest expense
Deposits	806	885
Federal Home Loan Bank & Federal Reserve borrowings	280	308
Junior subordinated debentures	56	34
Federal funds purchased	5	4

	1,147	1,231

Net interest income	14,044	13,375

Provision for loan losses	—	250

Net interest income after provision for loan losses	14,044	13,125

Noninterest income
Service charges on deposit accounts	518	460
Other fee income, principally bankcard	217	372
Bank-owned life insurance income	117	126
Net gain (loss) on sale of investment securities	63	(8)
Impairment losses on investment securities (OTTI)	—	(16)
Other noninterest income	408	346

	1,323	1,280

Noninterest expense
Salaries and employee benefits	5,819	5,479
Premises and equipment	943	890
Data processing	670	623
Legal and professional services	487	457
Business development	375	495
FDIC insurance assessment	220	221
Bankcard processing	3	126
Other real estate expense	223	424
Merger related expense	—	1,246
Other noninterest expense	771	809

	9,511	10,770

Income before provision for income taxes	5,856	3,635
Provision for income taxes	2,024	1,185

Net income	$3,832	$2,450

Earnings per share
Basic	$0.21	$0.14

Diluted	$0.21	$0.14

Weighted average shares outstanding
Basic	17,897,593	17,835,088
Common stock equivalents attributable to stock-based awards	228,595	151,431

Diluted	18,126,188	17,986,519

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2014	2013

Net income	$3,832	$2,450

Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gain (loss) arising during the quarter	2,607	(1,220)
Reclassification adjustment for (gains) or losses realized in net income	(63)	8
Reclassification adjustment for impairment losses (OTTI) realized in net income	—	16
Income tax (expense) benefit	(992)	458
Derivative agreements - cash flow hedge
Unrealized loss arising during the quarter	(80)	—
Income tax benefit	31	—

Total other comprehensive income (loss), net of tax	1,503	(738)

Total comprehensive income	$5,335	$1,712

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2012	17,835,088	$133,017	$44,533	$5,831	$183,381

Net income			13,767		13,767
Other comprehensive loss, net of tax				(5,732)	(5,732)

Comprehensive income					8,035

Stock issuance	10,179	110			110
Share based compensation net of vested RSUs and SARs surrendered to cover tax consequences	46,420	708			708
Cash dividends			(13,050)		(13,050)

Balance, December 31, 2013	17,891,687	$133,835	$45,250	$99	$179,184

Net income			3,832		3,832
Other comprehensive income, net of tax				1,503	1,503

Comprehensive income					5,335

Option exercise and related tax benefit	16,779	203			203
Share-based compensation net of vested RSUs and SARs surrendered to cover tax consequences	1,440	255			255
Cash dividends			(3,579)		(3,579)

Balance, March 31, 2014	17,909,906	$134,293	$45,503	$1,602	$181,398

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$3,832	$2,450
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, net of accretion	1,816	2,417
Valuation adjustment on foreclosed assets	—	200
Provision for loan losses	—	250
Deferred income taxes	65	(214)
BOLI income	(117)	(126)
Share-based compensation	324	219
(Gain) loss on sale of investment securities	(63)	8
Other than temporary impairment on investment securities	—	16
Loss on sale from foreclosed assets	(7)	—
Excess tax benefit of stock options exercised	14	—
Change in:
Interest receivable	10	(315)
Deferred loan fees	46	(96)
Accrued interest payable and other liabilities	(2,235)	(3,364)
Income taxes receivable	80	—
Other assets	(208)	125

Net cash provided by operating activities	3,557	1,570

Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale investment securities	38,652	30,064
Purchase of available-for-sale investment securities	(32,062)	(23,023)
Net loan principal originations	(26,868)	(16,515)
Net purchase of property and equipment	(159)	(300)
Proceeds on sale of foreclosed assets	4,831	—
Redemption of FHLB stock	98	98
Cash consideration paid, net of cash acquired in merger	—	(2,891)

Net cash used by investing activities	(15,508)	(12,567)

Cash flows from financing activities:
Change in deposits	6,375	(41,669)
Change in federal funds purchased and FHLB short-term borrowings	15,470	54,880
Proceeds from FHLB term advances originated	—	(2,000)
Proceeds from stock options exercised	189	—
Excess tax benefit from stock options exercised	(14)	—
Dividends paid	(3,579)	(2,854)
Vested SARs surrendered by employee to cover tax consequence	(14)	—

Net cash provided by financing activities	18,427	8,357

Net change in cash and cash equivalents	6,476	(2,640)
Cash and cash equivalents, beginning of period	21,108	28,701

Cash and cash equivalents, end of period	$27,584	$26,061

Supplemental information:
Noncash investing and financing activities:
Change in fair value of securities, net of deferred income taxes	$1,552	$(738)
Cash paid during the period for:
Income taxes	$2,145	$2,176
Interest	$1,081	$1,198

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

A complete set of Notes to Consolidated Financial Statements is a part of the Company’s 2013 Form 10-K filed March 14, 2014. The notes below are included due to material changes in the financial statements or to provide the reader with additional information not otherwise available. In preparing these consolidated financial statements, the Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements. All dollar amounts in the following notes are expressed in thousands, except per share amounts or where otherwise indicated.

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

The balance sheet data as of December 31, 2013, was derived from audited financial statements, but does not include all disclosures contained in the Company’s 2013 Form 10-K. The interim consolidated financial statements should be read in conjunction with the December 31, 2013, consolidated financial statements, including the notes thereto, included in the Company’s 2013 Form 10-K.

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair values of securities available-for-sale at March 31, 2014, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Securities in Continuous Unrealized Loss Position For Less Than 12 Months	Securities in Continuous Unrealized Loss Position For 12 Months or Longer
Unrealized Loss Positions
Obligations of U.S. government agencies	$26,622	$—	$(267)	$26,355	$26,355	$—
Obligations of states and political subdivisions	30,436	—	(1,118)	29,318	20,676	8,642
Private-label mortgage-backed securities	2,187	—	(133)	2,054	841	1,213
Mortgage-backed securities	72,462	—	(1,126)	71,336	47,988	23,348
SBA variable rate pools	5,425	—	(52)	5,373	5,373	—

	$137,132	$—	$(2,696)	$134,436	$101,233	$33,203

Unrealized Gain Positions
Obligations of U.S. government agencies	$10,023	$92	$—	$10,115
Obligations of states and political subdivisions	46,912	1,991	—	48,903
Private-label mortgage-backed securities	2,911	96	—	3,007
Mortgage-backed securities	139,104	2,798	—	141,902
SBA variable rate pools	3,608	21	—	3,629

	202,558	4,998	—	207,556

	$339,690	$4,998	$(2,696)	$341,992

At March 31, 2014, unrealized losses existed on certain securities classified as obligations of U.S. government agencies, obligations of state and political subdivisions, private-label mortgage-backed securities, mortgage-backed securities and SBA variable rate pools. The unrealized losses on mortgage-backed securities and securities that are obligations of U.S. government agencies were deemed to be temporary, as these securities retain strong credit ratings, continue to perform adequately, and are backed by various government-sponsored enterprises. These decreases in fair value are associated with the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and are not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities has resulted from current economic conditions. Although yields on these securities may be below market rates during the period, no loss of principal is expected.

At March 31, 2014, of the 385 investment securities held, there were 125 in unrealized loss positions. The unrealized loss associated with the investments of $33,203 in a continuous unrealized loss position for twelve months or longer was $1,255, of which $127 was related to private-label mortgage-backed securities, $542 was related to mortgage-backed securities, and $586 was related to obligations of states and political subdivisions. The Company has no current intent, nor is it more likely than not that it will be required, to sell these securities before the recovery of carrying value.

During the first quarter 2014, management reviewed all of its private-label mortgage-backed securities for the presence of other-than-temporary impairment (“OTTI”) and determined no additional OTTI was required. Management’s evaluation included the use of independently generated third-party credit surveillance reports that analyze the loans underlying each security. These reports include estimates of default rates and severities, life collateral loss rates, and static voluntary prepayment assumptions to generate estimated cash flows at the individual security level. Additionally, management considered factors such as downgraded credit ratings, severity and duration of the impairments, the stability of the issuers, and any discounts paid when the securities were purchased. Management has considered all available information related to the collectability of the impaired investment securities and believes that the estimated credit loss is appropriate.

Following is a tabular roll-forward of the amount of credit-related OTTI recognized in earnings during the three months ended March 31, 2014, and 2013:

	Three months ended March 31,
	2014	2013
Balance, beginning of period:	$227	$204
Additions:
Initial OTTI credit loss	—	16

Balance, end of period:	$227	$220

At March 31, 2014, seven of the Company’s private-label mortgage-backed securities with an amortized cost of $2,515 were classified as substandard as their underlying credit was considered impaired. Securities with an amortized cost of $2,593 and $3,110 were classified as substandard at December 31, 2013, and March 31, 2013, respectively.

At March 31, 2014, the projected average life of the securities portfolio was 4.38 years.

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2013, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Securities in Continuous Unrealized Loss Position For Less Than 12 Months	Securities in Continuous Unrealized Loss Position For 12 Months or Longer
Unrealized Loss Positions
Obligations of U.S. government agencies	$17,268	$—	$(276)	$16,992	$16,992	$—
Obligations of states and political subdivisions	40,408	—	(2,180)	38,228	36,873	1,356
Private-label mortgage-backed securities	2,679	—	(245)	2,434	1,256	1,178
Mortgage-backed securities	103,851	—	(1,928)	101,923	68,647	33,275
SBA variable rate pools	3,722	—	(44)	3,678	3,678	—

	$167,928	$—	$(4,673)	$163,255	$127,446	$35,809

Unrealized Gain Positions
Obligations of U.S. government agencies	$13,515	$340	$—	$13,855
Obligations of states and political subdivisions	39,210	1,357	—	40,567
Private-label mortgage-backed securities	2,790	90	—	2,880
Mortgage-backed securities	119,181	2,616	—	121,797
SBA variable rate pools	5,004	28	—	5,032

	179,700	4,431	—	184,131

	$347,628	$4,431	$(4,673)	$347,386

At December 31, 2013, of the 445 investment securities held, there were 187 in unrealized loss positions. The unrealized loss associated with the investments of $35,809 in a continuous unrealized loss position for twelve months or longer was $947, of which $201 was related to private-label mortgage-backed securities, $619 was related to mortgage-backed securities, and $127 was related to obligations of states and political subdivisions.

The amortized cost and estimated fair values of securities available-for-sale at March 31, 2013, were as follows:

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

At March 31, 2013, of the 451 investments held there were 122 investment securities in unrealized loss positions. The unrealized loss associated with the investments of $14,634 in a continuous unrealized loss position for twelve months or longer was $412, of which $318 was related to private-label mortgage-backed securities, and $94 was related to mortgage-backed securities.

The amortized cost and estimated fair value of securities at March 31, 2014, December 31, 2013, and March 31, 2013, by maturity are shown below. Obligations of U.S. government agencies and states and political subdivisions are shown by contractual maturity. Mortgage-backed securities and SBA variable pools are shown by projected average life.

	March 31, 2014		December 31, 2013		March 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$11,746	$11,934	$18,707	$18,870	$48,849	$49,152
Due after one year through 5 years	212,733	214,846	217,713	219,375	164,062	166,681
Due after 5 years through 10 years	76,269	76,537	66,103	65,432	153,157	158,573
Due after 10 years	38,942	38,675	45,105	43,709	5,350	5,360

	$339,690	$341,992	$347,628	$347,386	$371,418	$379,766

During the first quarter 2014, a total of 71 securities with a book value of $25,276 were sold. These securities were sold at a gain of $63. During first quarter 2013, four municipal securities with a book value of $1,851 were sold. These securities were sold at a loss of $8.

At March 31, 2014, securities with an aggregate amortized cost of $25,869 (estimated aggregate market value of $25,821) were pledged to secure certain public deposits as required by law. At March 31, 2014, securities with an aggregate amortized cost of $2,473 (estimated aggregate market value of $2,500) were pledged for repurchase accounts. At March 31, 2014, there were no balances outstanding on any repurchase agreements.

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

Major classifications of period-end loans are as follows:

	March 31, 2014	% of gross loans	December 31, 2013	% of gross loans	March 31, 2013	% of gross loans
Real estate secured loans:
Permanent Loans:
Multi-family residential	$51,182	5.01%	$46,217	4.65%	$43,805	4.61%
Residential 1-4 family	46,557	4.56%	46,438	4.67%	54,615	5.74%
Owner-occupied commercial	250,211	24.50%	249,311	25.06%	234,083	24.62%
Nonowner-occupied commercial	168,888	16.54%	158,786	15.96%	164,725	17.32%

Total permanent real estate loans	516,838	50.61%	500,752	50.34%	497,228	52.29%
Construction Loans:
Multi-family residential	22,717	2.22%	23,419	2.35%	23,162	2.44%
Residential 1-4 family	25,859	2.53%	26,512	2.67%	22,550	2.37%
Commercial real estate	34,936	3.42%	30,516	3.07%	25,866	2.72%
Commercial bare land and acquisition & development	11,456	1.12%	11,473	1.15%	10,874	1.14%
Residential bare land and acquisition & development	7,011	0.71%	6,990	0.70%	9,000	0.95%

Total construction real estate loans	101,979	10.00%	98,910	9.94%	91,452	9.62%

Total real estate loans	618,817	60.61%	599,662	60.28%	588,680	61.91%
Commercial loans	397,738	38.95%	390,301	39.24%	357,089	37.56%
Consumer loans	3,518	0.34%	3,878	0.39%	4,020	0.42%
Other loans	1,042	0.10%	928	0.09%	1,039	0.11%

Gross loans	1,021,115	100.00%	994,769	100.00%	950,828	100.00%
Deferred loan origination fees	(970)		(924)		(745)

	1,020,145		993,845		950,083
Allowance for loan losses	(15,394)		(15,917)		(16,312)

Total loans, net of allowance for loan losses and net deferred fees	$1,004,751		$977,928		$933,771

At March 31, 2014, outstanding loans to dental professionals totaled $305,755 and represented 29.94% of total outstanding loans compared to dental professional loans of $307,268 or 30.89% of total outstanding loans at December 31, 2013, and $279,980 or 29.45% of total outstanding loans at March 31, 2013. See Note 4 for additional information on the dental loan portfolio. There are no other industry concentrations in excess of 10.00% of the total loan portfolio. However, as of March 31, 2014, 60.61% of the Company’s loan portfolio was collateralized by real estate and is, therefore, susceptible to changes in real estate market conditions.

Allowance for loan losses

A summary of activity in the allowance for loan losses for the three months ended March 31, 2014, and 2013 is as follows:

	Three months ended March 31,
	2014	2013
Balance, beginning of period	$15,917	$16,345
Provision charged to income	—	250
Loans charged against allowance	(601)	(597)
Recoveries credited to allowance	78	314

Balance, end of period	$15,394	$16,312

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

Estimated credit losses reflect consideration of all significant factors that affect the collectability of the loan portfolio. The historical loss rate for each group of loans with similar risk characteristics is determined based on the Company’s own loss experience in that group. Historical loss experience and recent trends in losses provide a reasonable starting point for analysis, however they do not by themselves form a sufficient basis to determine the appropriate level for the allowance for loan losses. Qualitative or environmental factors that are likely to cause estimated credit losses to differ from historical losses are also considered, including but not limited to:

•	Changes in international, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments,

•	Changes in the nature and volume of the portfolio and in the terms of loans,

•	Changes in the experience, ability, and depth of lending management and other relevant staff,

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans,

•	Changes in the quality of the institution’s loan review system,

•	Changes in the value of underlying collateral for collateral-dependent loans,

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations,

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio,

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses, and

•	Changes in the current and future US political environment, including debt ceiling negotiations, government shutdown and healthcare reform, that may affect national, regional and local economic conditions, taxation, or disruption of national or global financial markets.

The adequacy of the allowance for loan losses and the reserve for unfunded commitments is determined using a systematic methodology and is monitored regularly based on management’s evaluation of numerous factors. For each portfolio segment, these factors include:

•	The quality of the current loan portfolio,

•	The trend in the migration of the loan portfolio’s risk ratings,

•	The velocity of migration of losses and potential losses,

•	Current economic conditions,

•	Loan concentrations,

•	Loan growth rates,

•	Past-due and nonperforming trends,

•	Evaluation of specific loss estimates for all significant problem loans,

•	Recovery experience, and

•	Peer comparison loss rates.

A summary of the activity in the allowance for loan losses by major loan classification follows:

	For the three months ended March 31, 2014
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total

Beginning balance	$5,113	$7,668	$1,493	$68	$1,575	$15,917
Charge-offs	(417)	(24)	(155)	(5)	—	(601)
Recoveries	72	1	3	2	—	78
Provision (reclassification)	635	(416)	242	(2)	(459)	—

Ending balance	$5,403	$7,229	$1,583	$63	$1,116	$15,394

	For the three months ended March 31, 2013
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total

Beginning balance	$3,846	$9,456	$1,987	$70	$986	$16,345
Charge-offs	(591)	(5)	—	(1)	—	(597)
Recoveries	101	202	9	2	—	314
Provision (reclassification)	764	(605)	97	(1)	(5)	250

Ending balance	$4,120	$9,048	$2,093	$70	$981	$16,312

	Balances as of March 31, 2014
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$5,286	$7,229	$1,457	$63	$1,116	$15,151
Ending allowance: individually evaluated for impairment	117	—	126	—	—	243

Total ending allowance	$5,403	$7,229	$1,583	$63	$1,116	$15,394

Ending loan balance: collectively evaluated for impairment	$392,976	$511,951	$101,609	$3,518	$—	$1,010,054
Ending loan balance: individually evaluated for impairment	5,804	4,887	370	—	—	11,061

Total ending loan balance	$398,780	$516,838	$101,979	$3,518	$—	$1,021,115

	Balances as of December 31, 2013
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$5,095	$7,667	$1,455	$68	$1,575	$15,860
Ending allowance: individually evaluated for impairment	18	1	38	—	—	57

Total ending allowance	$5,113	$7,668	$1,493	$68	$1,575	$15,917

Ending loan balance: collectively evaluated for impairment	$386,332	$495,924	$98,627	$3,878	$—	$984,761
Ending loan balance: individually evaluated for impairment	4,897	4,828	283	—	—	10,008

Total ending loan balance	$391,229	$500,752	$98,910	$3,878	$—	$994,769

	Balances as of March 31, 2013
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$4,118	$9,040	$2,093	$70	$981	$16,302
Ending allowance: individually evaluated for impairment	2	8	—	—	—	10

Total ending allowance	$4,120	$9,048	$2,093	$70	$981	$16,312

Ending loan balance: collectively evaluated for impairment	$354,355	$489,751	$90,876	$4,020	$—	$939,002
Ending loan balance: individually evaluated for impairment	3,773	7,477	576	—	—	11,826

Total ending loan balance	$358,128	$497,228	$91,452	$4,020	$—	$950,828

Management believes that the allowance for loan losses was adequate as of March 31, 2014. However, future loan losses may exceed the levels provided for in the allowance for loan losses and could possibly result in additional charges to the provision for loan losses.

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

The following tables present the Company’s loan portfolio information by loan type and credit grade at March 31, 2014, December 31, 2013, and March 31, 2013:

Credit Quality Indicators

As of March 31, 2014

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Real estate loans
Multi-family residential	$49,648	$—	$1,534	$—	$51,182
Residential 1-4 family	38,433	—	8,124	—	46,557
Owner-occupied commercial	240,330	4,254	5,627	—	250,211
Nonowner-occupied commercial	163,401	—	5,487	—	168,888

Total real estate loans	491,812	4,254	20,772	—	516,838

Construction
Multi-family residential	22,717	—	—	—	22,717
Residential 1-4 family	25,425	—	434	—	25,859
Commercial real estate	33,398	—	1,538	—	34,936
Commercial bare land and acquisition & development	11,234	—	222	—	11,456
Residential bare land and acquisition & development	4,378	—	2,633	—	7,011

Total construction loans	97,152	—	4,827	—	101,979

Commercial and other	385,605	—	12,216	959	398,780

Consumer	3,499	—	19	—	3,518

Totals	$978,068	$4,254	$37,834	$959	$1,021,115

Credit Quality Indicators

As of December 31, 2013

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Real estate loans
Multi-family residential	$44,677	$—	$1,540	$—	$46,217
Residential 1-4 family	37,831	—	8,607	—	46,438
Owner-occupied commercial	239,539	4,278	5,494	—	249,311
Nonowner-occupied commercial	153,055	—	5,731	—	158,786

Total real estate loans	475,102	4,278	21,372	—	500,752

Construction
Multi-family residential	23,419	—	—	—	23,419
Residential 1-4 family	26,145	—	367	—	26,512
Commercial real estate	28,978	—	1,538	—	30,516
Commercial bare land and acquisition & development	11,223	—	250	—	11,473
Residential bare land and acquisition & development	4,346	—	2,644	—	6,990

Total construction loans	94,111	—	4,799	—	98,910

Commercial and other	378,828	—	12,401	—	391,229

Consumer	3,856	—	22	—	3,878

Totals	$951,897	$4,278	$38,594	$—	$994,769

Credit Quality Indicators

As of March 31, 2013

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Real estate loans
Multi-family residential	$42,483	$—	$1,322	$—	$43,805
Residential 1-4 family	44,337	—	10,278	—	54,615
Owner-occupied commercial	224,212	—	9,871	—	234,083
Nonowner-occupied commercial	159,589	—	5,136	—	164,725

Total real estate loans	470,621	—	26,607	—	497,228

Construction
Multi-family residential	23,162	—	—	—	23,162
Residential 1-4 family	22,368	—	182	—	22,550
Commercial real estate	24,286	—	1,580	—	25,866
Commercial bare land and acquisition & development	10,682	—	192	—	10,874
Residential bare land and acquisition & development	5,585	—	3,415	—	9,000

Total construction loans	86,083	—	5,369	—	91,452

Commercial and other	349,999	—	8,129	—	358,128

Consumer	3,964	—	56	—	4,020

Totals	$910,667	$—	$40,161	$—	$950,828

At March 31, 2014, December 31, 2013, and March 31, 2013, the Company had $420, $532 and $136, respectively, in contingent liabilities on its classified loans.

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

The following tables present an aged analysis of past due and nonaccrual loans at March 31, 2014, December 31, 2013, and March 31, 2013:

Age Analysis of Loans Receivable

As of March 31, 2014

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$51,182	$51,182
Residential 1-4 family	198	—	—	752	950	45,607	46,557
Owner-occupied commercial	—	—	—	1,651	1,651	248,560	250,211
Nonowner-occupied commercial	1,068	—	—	136	1,204	167,684	168,888

Total real estate loans	1,266	—	—	2,539	3,805	513,033	516,838

Construction
Multi-family residential	—	—	—	—	—	22,717	22,717
Residential 1-4 family	—	—	—	—	—	25,859	25,859
Commercial real estate	—	—	—	—	—	34,936	34,936
Commercial bare land and acquisition & development	—	—	—	—	—	11,456	11,456
Residential bare land and acquisition & development	—	—	—	—	—	7,011	7,011

Total construction loans	—	—	—	—	—	101,979	101,979

Commercial and other	747	—	—	2,623	3,370	395,410	398,780

Consumer	1	5	—	—	6	3,512	3,518

Total	$2,014	$5	$—	$5,162	$7,181	$1,013,934	$1,021,115

Age Analysis of Loans Receivable

As of December 31, 2013

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$46,217	$46,217
Residential 1-4 family	137	—	—	636	773	45,665	46,438
Owner-occupied commercial	488	—	—	1,685	2,173	247,138	249,311
Nonowner-occupied commercial	1,188	—	—	136	1,324	157,462	158,786

Total real estate loans	1,813	—	—	2,457	4,270	496,482	500,752

Construction
Multi-family residential	—	—	—	—	—	23,419	23,419
Residential 1-4 family	—	—	—	—	—	26,512	26,512
Commercial real estate	—	—	—	—	—	30,516	30,516
Commercial bare land and acquisition & development	—	—	—	—	—	11,473	11,473
Residential bare land and acquisition & development	—	—	—	—	—	6,990	6,990

Total construction loans	—	—	—	—	—	98,910	98,910

Commercial and other	436	—	—	2,886	3,322	387,907	391,229

Consumer	5	1	—	—	6	3,872	3,878

Total	$2,254	$1	$—	$5,343	$7,598	$987,171	$994,769

Age Analysis of Loans Receivable

As of March 31, 2013

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$43,805	$43,805
Residential 1-4 family	421	80	—	1,269	1,770	52,845	54,615
Owner-occupied commercial	—	—	—	3,148	3,148	230,935	234,083
Nonowner-occupied commercial	—	—	—	—	—	164,725	164,725

Total real estate loans	421	80	—	4,417	4,918	492,310	497,228

Construction
Multi-family residential	—	—	—	—	—	23,162	23,162
Residential 1-4 family	234	—	—	—	234	22,316	22,550
Commercial real estate	—	—	—	—	—	25,866	25,866
Commercial bare land and acquisition & development	—	—	—	—	—	10,874	10,874
Residential bare land and acquisition & development	—	—	—	101	101	8,899	9,000

Total construction loans	234	—	—	101	335	91,117	91,452

Commercial and other	1,118	38	—	3,344	4,500	353,628	358,128

Consumer	6	5	—	—	11	4,009	4,020

Total	$1,779	$123	$—	$7,862	$9,764	$941,064	$950,828

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

The following tables display an analysis of the Company’s impaired loans at March 31, 2014, December 31, 2013, and March 31, 2013:

Impaired Loan Analysis

As of March 31, 2014

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation

Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	1,019	317	1,336	1,764	1,260	1
Owner-occupied commercial	2,723	—	2,723	2,956	2,737	—
Nonowner-occupied commercial	828	—	828	830	829	—

Total real estate loans	4,570	317	4,887	5,550	4,826	1

Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	—	370	370	370	372	125

Total construction loans	—	370	370	370	372	125

Commercial and other	4,320	1,484	5,804	11,523	5,394	117

Consumer	—	—	—	—	—	—

Total impaired loans	$8,890	$2,171	$11,061	$17,443	$10,592	$243

Impaired Loan Analysis

As of December 31, 2013

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation

Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	912	317	1,229	1,633	2,229	1
Owner-occupied commercial	2,767	—	2,767	3,000	3,359	—
Nonowner-occupied commercial	832	—	832	835	799	—

Total real estate loans	4,511	317	4,828	5,468	6,387	1

Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	133	—
Residential bare land and acquisition & development	—	283	283	373	413	38

Total construction loans	—	283	283	373	546	38

Commercial and other	4,368	529	4,897	10,627	4,100	18

Consumer	—	—	—	—	—	—

Total impaired loans	$8,879	$1,129	$10,008	$16,468	$11,033	$57

Impaired Loan Analysis

As of March 31, 2013

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation

Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	2,674	318	2,992	4,001	2,876	8
Owner-occupied commercial	3,571	—	3,571	4,144	3,492	—
Nonowner-occupied commercial	914	—	914	914	532	—

Total real estate loans	7,159	318	7,477	9,059	6,900	8

Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	192	—	192	253	170	—
Residential bare land and acquisition & development	384	—	384	547	608	—

Total construction loans	576	—	576	800	778	—

Commercial and other	3,643	130	3,773	9,055	3,777	2

Consumer	—	—	—	—	—	—

Total impaired loans	$11,378	$448	$11,826	$18,914	$11,455	$10

The impaired balances reported above are not adjusted for government guarantees of $2,194, $1,532, and $1,122 at March 31, 2014, December 31, 2013, and March 31, 2013, respectively. The recorded investment in impaired loans, net of government guarantees, totaled $8,867, $8,476 and $10,704 at March 31, 2014, December 31, 2013, and March 31, 2013, respectively.

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

The following table displays the Company’s TDRs by class at March 31, 2014, December 31, 2013, and March 31, 2013:

	Troubled Debt Restructurings as of
	March 31, 2014		December 31, 2013		March 31, 2013
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
Real estate
Multifamily residential	—	$—	—	$—	—	$—
Residential 1-4 family	7	805	7	819	10	868
Owner-occupied commercial	5	1,925	5	1,949	5	2,050
Non owner-occupied commercial	2	714	2	714	2	699

Total real estate loans	14	3,444	14	3,482	17	3,617
Construction
Multifamily residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—	5	101

Total construction loans	—	—	—	—	5	101

Commercial and other	10	2,488	10	2,379	9	597

Consumer	—	—	—	—	—	—

	24	$5,932	24	$5,861	31	$4,315

The recorded investment in TDRs on nonaccrual status totaled $1,475, $1,597, and $2,144 at March 31, 2014, December 31, 2013, and March 31, 2013, respectively. The Bank’s policy is that loans placed on nonaccrual will typically remain on nonaccrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain. The Company’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

For the three months ended March 31, 2014, the Company identified two TDRs that were newly considered impaired for which impairment was previously measured under the Company’s general loan loss allowance methodology. At March 31, 2014, the total recorded investment in such receivables was $781, and the associated allowance for loan losses was $0.

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

Combination Modification - Any other type of modification, including the use of multiple types of modifications.

The following tables present newly restructured loans that occurred during the three months ended March 31, 2014, and 2013, respectively:

Troubled Debt Restructurings Identified during the three months ended March 31, 2014
	Rate Modification	Term Modification	Interest-only Modification	Combination Modification

Real estate
Multi-family residential	$—	$—	$—	$—
Residential 1-4 family	—	—	—	—
Owner-occupied commercial	—	—	—	—
Nonowner-occupied commercial	—	—	—	—

Total real estate loans	—	—	—	—

Construction
Multi-family residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—

Commercial and other	—	285	496	—

Consumer	—	—	—	—

	$—	$285	$496	$—

	Troubled Debt Restructurings Identified during the three months ended March 31, 2013
	Rate Modification	Term Modification	Interest-only Modification	Combination Modification

Real estate
Multi-family residential	$—	$—	$—	$—
Residential 1-4 family	318	—	—	—
Owner-occupied commercial	—	—	—	—
Nonowner-occupied commercial	—	—	—	559

Total real estate loans	318	—	—	559

Construction
Multi-family residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—

Commercial and other	—	—	—	145

Consumer	—	—	—	—

	$318	$—	$—	$704

Subsequent to a loan being classified as a TDR, a borrower may become unwilling or unable to abide by the terms of the modified agreement. In such cases of default, the Company takes appropriate action to recover principal and interest payments including the use of foreclosure proceedings. During the three months ended March 31, 2014 and 2013 there were no loans receivable modified as TDRs that subsequently defaulted within the first 12 months of restructure.

At March 31, 2014, December 31, 2013, and March 31, 2013, the Company had no commitments to lend additional funds on loans restructured as TDRs.

NOTE 4 – DENTAL LOAN PORTFOLIO

To assist in understanding the concentrations and risks associated with the Company’s loan portfolio, the following Note has been included to provide additional information relating to the Company’s dental loan portfolio. At March 31, 2014, December 31, 2013, and March 31, 2013, loans to dental professionals totaled $305,755, $307,268, and $279,980, respectively, and represented 29.94%, 30.89% and 29.45% in principal amount of total outstanding loans. As of March 31, 2014, December 31, 2013, and March 31, 2013, the dental loans were supported by government guarantees totaling $15,210, $16,470 and $18,124, respectively. These guarantees represented 4.97%, 5.36% and 6.47% in principal amount of the outstanding dental loan balances as of such respective dates. The Company defines a “dental loan” as a loan to dental professionals for the purpose of practice expansion, acquisition or other purpose supported by the cash flows of a dental practice.

Loan Classification

Major classifications of dental loans at March 31, 2014, December 31, 2013, and March 31, 2013, were as follows:

	March 31,	December 31,	March 31,
	2014	2013	2013
Real estate secured loans:
Owner-occupied commercial	$60,220	$59,279	$58,315
Other dental real estate loans	2,994	1,967	2,248

Total permanent real estate loans	63,214	61,246	60,563

Dental construction loans	4,058	5,810	2,830

Total real estate loans	67,272	67,056	63,393

Commercial loans	238,483	240,212	216,587

Gross loans	$305,755	$307,268	$279,980

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

	March 31,	December 31,	March 31,
	2014	2013	2013
Local	$172,022	$178,673	$189,784
National	133,733	128,595	90,196

Total	$305,755	$307,268	$279,980

Allowance

The allowance for loan losses identified for the dental loan portfolio is established as an amount that management considers adequate to absorb possible losses on existing loans within the dental loan portfolio. The allowance related to the dental loan portfolio consists of general and specific components. The general component is based upon all dental loans collectively evaluated for impairment, including qualitative conditions associated with loan type, national location, start-up financing, practice acquisition financing, and specialty practice financing. The specific component is based upon dental loans individually evaluated for impairment.

	Three months ended March 31,
	2014	2013
Balance, beginning of period	$3,730	$2,683
Provision	578	783
Loans charged against allowance	(416)	(437)
Recoveries credited to allowance	9	14

Balance, end of period	$3,901	$3,043

Credit Quality

Please refer to Note 3 for additional information on the definitions of the credit quality indicators.

The following tables present the Company’s dental loan portfolio by market and credit grade at March 31, 2014, December 31, 2013, and March 31, 2013:

As of March 31, 2014

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Local	$167,172	$—	$4,850	$—	$172,022
National	131,999	—	1,734	—	133,733

Total	$299,171	$—	$6,584	$—	$305,755

As of December 31, 2013

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Local	$172,708	$—	$5,965	$—	$178,673
National	127,842	—	753	—	128,595

Total	$300,550	$—	$6,718	$—	$307,268

As of March 31, 2013

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Local	$185,253	$—	$4,531	$—	$189,784
National	89,290	—	906	—	90,196

Total	$274,543	$—	$5,437	$—	$279,980

Past Due and Nonaccrual Loans

Please refer to Note 3 for additional information on the definitions of “past due.”

The following tables present an aged analysis of the dental loan portfolio by market, including nonaccrual loans, as of March 31, 2014, December 31, 2013, and March 31, 2013:

As of March 31, 2014

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

Local	$601	$—	$—	$1,924	$2,525	$169,497	$172,022
National	—	—	—	224	224	133,509	133,733

Total	$601	$—	$—	$2,148	$2,749	$303,006	$305,755

As of December 31, 2013

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

Local	$—	$—	$—	$2,176	$2,176	$176,497	$178,673
National	—	—	—	224	224	128,371	128,595

Total	$—	$—	$—	$2,400	$2,400	$304,868	$307,268

As of March 31, 2013

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

Local	$295	$—	$—	$814	$1,109	$188,675	$189,784
National	396	—	—	511	907	89,289	90,196

Total	$691	$—	$—	$1,325	$2,016	$277,964	$279,980

NOTE 5 – FEDERAL FUNDS AND OVERNIGHT FUNDS PURCHASED

At March 31, 2014, the Company had unsecured federal funds borrowing lines with various correspondent banks totaling $129,000. At March 31, 2014, December 31, 2013, and March 31, 2013, there was $5,620, $5,150, and $4,450 outstanding on these lines, respectively.

The Company also has a secured overnight borrowing line available from the Federal Reserve Bank that totaled $96,615, $92,579 and $89,208 at March 31, 2014, December 31, 2013, and March 31, 2013, respectively. The Federal Reserve Bank borrowing line is secured through the pledging of approximately $142,363 of commercial loans under the Company’s Borrower-In-Custody program. At March 31, 2014, December 31, 2013, and March 31, 2013, there were no outstanding borrowings on this line.

NOTE 6 – FEDERAL HOME LOAN BANK BORROWINGS

The Company has a borrowing limit with the FHLB equal to 30.00% of total assets, subject to the value of discounted collateral pledged. The Company does have the ability to access the FHLB excess stock pool, thus borrowing is not limited by FHLB stock held. At March 31, 2014, the maximum borrowing line was $441,477; however, the FHLB borrowing line was limited by the discounted value of collateral pledged. The Company had pledged $452,415 in real estate loans to the FHLB that had a discounted value of $237,868. There was $175,000 borrowed on this line at March 31, 2014.

At December 31, 2013, the maximum FHLB borrowing line was $434,963, and the Company had pledged real estate loans and securities to the FHLB with a discounted value of $229,547. There was $160,000 borrowed on this line at December 31, 2013.

At March 31, 2013, the maximum FHLB borrowing line was $433,097, and the Company had pledged real estate loans and securities to the FHLB with a discounted collateral value of $243,685. There was $178,000 borrowed on this line at March 31, 2013.

	Current	March 31,	December 31,	March 31,
	Rates	2014	2013	2013

Cash Management Advance	NA	$—	$—	$—
2013	—	—	—	137,000
2014	0.23% - 0.26%	134,000	119,000	—
2015	0.60% - 1.60%	13,500	13,500	13,500
2016	1.84% - 2.36%	22,500	22,500	22,500
2017	2.28%	3,000	3,000	3,000
2018	—	—	—	—
Thereafter	3.85%	2,000	2,000	2,000

		$175,000	$160,000	$178,000

NOTE 7 – SHARE BASED COMPENSATION

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

The following table identifies the compensation expense recorded and tax benefits received by the Company on its share-based compensation plans for the three months ended March 31, 2014, and 2013:

	Three months ended
	March 31,
	2014		2013
	Compensation Expense	Tax Benefit	Compensation Expense	Tax Benefit
Equity-based awards:
Director restricted stock	$—	$—	$—	$—
Employee stock options	13	—	30	—
Employee stock SARs	27	10	47	18
Employee RSUs	229	87	142	54
Liability-based awards:
Employee cash SARs	55	21	—	—

	$324	$118	$219	$72

There were no equity awards granted during the three months ended March 31, 2014, and 2013.

During the three months ended March 31, 2014, 16,779 stock options, with a weighted average exercise price of $11.29 per share and an intrinsic value of $57, were exercised. There were no options exercised in the three months ended March 31, 2013. No equity awards were exercised during the first three months of 2013.

During the three months ended March 31, 2014, 12,179 employee stock SARs, with a weighted average exercise price of $11.92, were exercised. The exercise resulted in a net issuance to employees of 1,440 shares of stock, with an intrinsic value of $22. There were no employee stock SARs exercised in the three months ended March 31, 2013. There were no equity-based awards vested during the three months ended March 31, 2014, and 2013.

During the three months ended March 31, 2014, 4,226 employee cash SARs, with a weighted average exercise price of $12.28, were exercised. The exercise resulted in a cash payment, net of income taxes, to employees of $5. There were no employee stock SARs exercised in the three months ended March 31, 2013. There were no liability-based awards vested during the three months ended March 31, 2014, and 2013.

At March 31, 2014, the Company had estimated unrecognized compensation expense of approximately $1,912 for unvested RSUs. These amounts are based on forfeiture rates of 20.00% for all stock options and SARs and 13.00% for all RSUs granted to employees. The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested RSUs is approximately 2.5 years.

NOTE 8 – FAIR VALUE

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2014, December 31, 2013, and March 31, 2013, in accordance with the provisions of FASB ASC 825 “Financial Instruments.” The use of different assumptions and estimation methods could have a significant effect on the reported fair value amounts. Accordingly, the estimates of fair value herein are not necessarily indicative of the amounts that might be realized in a current market exchange.

	March 31, 2014		December 31, 2013		March 31, 2013
	Carrying		Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$27,584	$27,584	$21,108	$21,108	$26,061	$26,061
Securities available-for-sale	341,992	341,992	347,386	347,386	379,766	379,766
Loans	1,020,145	1,005,718	993,845	980,334	950,083	947,321
Federal Home Loan Bank stock	10,327	10,327	10,425	10,425	10,718	10,718
Interest receivable	4,693	4,693	4,703	4,703	5,085	5,085
Bank-owned life insurance	16,253	16,253	16,136	16,136	15,747	15,747
Swap derivative	325	325	405	405	—	—

Financial liabilities:
Deposits	$1,097,355	$1,097,614	$1,090,981	$1,091,355	$1,067,695	$1,067,790
Federal funds and overnight funds purchased	5,620	5,620	5,150	5,150	4,450	4,450
Federal Home Loan Bank borrowings	175,000	175,978	160,000	160,984	178,000	179,633
Junior subordinated debentures	8,248	2,254	8,248	2,265	8,248	2,187
Accrued interest payable	201	201	193	193	217	217

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

The following table presents information about the level in the fair value hierarchy for the Company’s assets and liabilities not measured and carried at fair value as of March 31, 2014, December 31, 2013, and March 31, 2013:

	Carrying Amount	Fair Value at March 31, 2014
		Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$27,584	$27,584	$—	$—
Loans	1,020,145	—	—	1,005,718
Federal Home Loan Bank stock	10,327	10,327	—	—
Interest receivable	4,693	4,693	—	—
Bank-owned life insurance	16,253	16,253	—	—

Financial liabilities:
Deposits	$1,097,355	$—	$1,097,614	$—
Federal funds and overnight funds purchased	5,620	5,620	—	—
Federal Home Loan Bank borrowings	175,000	—	175,978	—
Junior subordinated debentures	8,248	—	2,254	—
Accrued interest payable	201	201	—	—

	Carrying Amount	Fair Value at December 31, 2013
		Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$21,108	$21,108	$—	$—
Loans	993,845	—	—	980,334
Federal Home Loan Bank stock	10,425	10,425	—	—
Accrued interest receivable	4,703	4,703	—	—
Bank-owned life insurance	16,136	16,136	—	—

Financial liabilities:
Deposits	$1,090,981	$—	$1,091,355	$—
Federal funds and overnight funds purchased	5,150	5,150	—	—
Federal Home Loan Bank borrowings	160,000	—	160,984	—
Junior subordinated debentures	8,248	—	2,265	—
Accrued interest payable	193	193	—	—

	Carrying Amount	Fair Value at March 31, 2013
		Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$26,061	$26,061	$—	$—
Loans	950,083	—	—	947,321
Federal Home Loan Bank stock	10,718	10,718	—	—
Accrued interest receivable	5,085	5,085	—	—
Bank-owned life insurance	15,747	15,747	—	—

Financial liabilities:
Deposits	$1,067,695	$—	$1,067,790	$—
Federal funds and overnight funds purchased	4,450	4,450	—	—
Federal Home Loan Bank borrowings	178,000	—	179,633	—
Junior subordinated debentures	8,248	—	2,187	—
Accrued interest payable	217	217	—	—

The tables below show assets measured at fair value on a recurring basis as of March 31, 2014, December 31, 2013, and March 31, 2013:

March 31, 2014	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities
Obligations of U.S. government agencies	$36,470	$—	$36,470	$—
Obligations of states and political subdivisions	78,221	—	78,221	—
Mortgage-backed securities	213,238	—	213,238	—
Private-label mortgage-backed securities	5,061	—	3,287	1,774
SBA variable rate pools	9,002	—	9,002	—
Swap derivative	325	—	325	—

Total assets measured on a recurring basis	$342,317	$—	$340,543	$1,774

December 31, 2013	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities
Obligations of U.S. government agencies	$30,847	$—	$30,847	$—
Obligations of states and political subdivisions	78,795	—	78,795	—
Mortgage-backed securities	223,720	—	223,720	—
Private-label mortgage-backed securities	5,314	—	3,528	1,786
SBA variable rate pools	8,710	—	8,710	—
Swap derivative	405	405	—	—

Total assets measured on a recurring basis	$347,791	$405	$345,600	$1,786

March 31, 2013	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities
Obligations of U.S. government agencies	$17,792	$—	$17,792	$—
Obligations of states and political subdivisions	80,471	—	80,471	—
Mortgage-backed securities	273,398	—	273,398	—
Private-label mortgage-backed securities	8,105	—	6,447	1,658

Total assets measured on a recurring basis	$379,766	$—	$378,108	$1,658

No transfers to or from Levels 1 and 2 occurred on assets measured at fair value on a recurring basis during the three months ended March 31, 2014, and 2013, or during the year ended December 31, 2013.

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

The following table provides a reconciliation of assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended March 31, 2014, and 2013:

	Three months ended
	March 31,
	2014	2013
Beginning Balance	$1,786	$1,682
Transfers to Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses
Included in earnings	—	—
Included in other comprehensive income	50	72
Paydowns	(62)	(96)
Purchases, issuances, sales and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—

Ending Balance	$1,774	$1,658

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

The Company utilizes FTN Financial as a third-party pricing service to estimate fair value on all of its available-for-sale securities. The inputs used to value all securities include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data, including market research, market indicators, and industry and economic trends. Additional inputs specific to each asset type are as follows:

•	Obligations of U.S. government agencies – TRACE reported trades.

•	Obligations of states and political subdivisions – MSRB reported trades, material event notices, and Municipal Market Data (MMD) benchmark yields.

•	Private-label mortgage-backed securities – new issue data, monthly payment information, and collateral performance (whole loan collateral).

•	Mortgage-backed securities – TBA prices and monthly payment information.

•	SBA variable pools – TBA prices and monthly payment information.

Inputs may be prioritized differently on any given day for any security and not all inputs listed are available for use in the evaluation process on any given day for each security evaluation.

The valuation methodology used by asset type includes:

•	Obligations of U.S. government agencies – security characteristics, defined sector break-down, benchmark yields, applied base spread, yield to maturity (bullet structures), corporate action adjustment, and evaluations based on T+3 settlement.

•	Obligations of states and political subdivisions – security characteristics, benchmark yields, applied base spread, yield to worst or market convention, ratings updates, prepayment schedules (housing bonds), material event notice adjustments, and evaluations based on T+3 settlement.

•	Private-label mortgage-backed securities – security characteristics, prepayment speeds, cash flows, TBA, Treasury and swap curves, IO/PO strips or floating indexes, applied base spread, spread adjustments, yield to worst or market convention, ratings updates (whole-loan collateral), and evaluations based on T+0 settlement.

•	Mortgage-backed securities – security characteristics, TBA, Treasury, or floating index benchmarks, spread to TBA levels, prepayment speeds, applied spreads, and evaluations based on T+0 settlement.

•	SBA variable pools – security characteristics, TBA, Treasury, or floating index benchmarks, spread to TBA levels, prepayment speeds, applied spreads, and evaluations based on T+0 settlement.

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

There have been no significant changes in the valuation techniques during the periods reported.

The tables below show assets measured at fair value on a nonrecurring basis as of March 31, 2014, December 31, 2013, and March 31, 2013:

March 31, 2014	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Loans measured for impairment (net of government guarantees and specific reserves)	$5,452	$—	$—	$5,452
Other real estate owned	11,531	—	—	11,531

	$16,983	$—	$—	$16,983

December 31, 2013	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Loans measured for impairment (net of government guarantees and specific reserves)	$5,749	$—	$—	$5,749
Other real estate owned	16,355	—	—	16,355

	$22,104	$—	$—	$22,104

March 31, 2013	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Loans measured for impairment (net of government guarantees and specific reserves)	$7,987	$—	$—	$7,987
Other real estate owned	17,772	—	—	17,772

	$25,759	$—	$—	$25,759

No transfers to or from Level 3 assets measured at fair value on a nonrecurring basis occurred during the three months ended March 31, 2014, and 2013, or during the year ended December 31, 2013.

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

During the second quarter 2013, the Company entered into an interest rate swap agreement with an $8,000 notional amount to convert its variable-rate Junior Subordinated Debenture debt into a fixed rate for a term of approximately 7 years at a rate of 2.73%. The derivative is designated as a cash flow hedge. The hedge meets the definition of highly effective and the Company expects the hedge to be highly effective throughout the remaining term of the swap. The fair value of the derivative instrument at March 31, 2014, was a $325 unrealized gain, which is recorded in the other asset section of the consolidated balance sheet, net of the tax effect. No gain or loss was recognized in earnings for the three months ended March 31, 2014, related to interest rate swaps.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to leverage assets. Management believes that, as of March 31, 2014, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of March 31, 2014, and according to Federal Reserve and FDIC guidelines, the Bank was considered to be well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2014:
Total capital (to risk weighted assets)
Bank:	$174,838	15.93%	$87,806	8.00%	$109,757	10.00%
Company:	$177,952	16.21%	NA		NA
Tier I capital (to risk weighted assets)
Bank:	$161,095	14.68%	$43,903	4.00%	$65,854	6.00%
Company:	$164,209	14.95%	NA		NA
Tier I capital (to leverage assets)
Bank:	$161,095	11.22%	$57,429	4.00%	$71,786	5.00%
Company:	$164,209	11.44%	NA		NA

As of December 31, 2013:
Total capital (to risk weighted assets)
Bank:	$174,311	15.89%	$87,744	8.00%	$109,680	10.00%
Company:	$177,209	16.15%	NA		NA
Tier I capital (to risk weighted assets)
Bank:	$160,572	14.64%	$43,872	4.00%	$65,808	6.00%
Company:	$163,470	14.90%	NA		NA
Tier I capital (to leverage assets)
Bank:	$160,572	11.29%	$56,887	4.00%	$71,109	5.00%
Company:	$163,470	11.49%	NA		NA

As of March 31, 2013:
Total capital (to risk weighted assets)
Bank:	$171,741	16.34%	$84,075	8.00%	$105,094	10.00%
Company:	$174,600	16.62%	NA		NA
Tier I capital (to risk weighted assets)
Bank:	$158,737	15.10%	$42,037	4.00%	$63,056	6.00%
Company:	$161,596	15.38%	NA		NA
Tier I capital (to leverage assets)
Bank:	$158,737	11.51%	$55,188	4.00%	$68,985	5.00%
Company:	$161,596	11.71%	NA		NA

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Consolidated Financial Statements alone. The discussion should be read in conjunction with the consolidated financial statements and the notes included in this report. Please refer also to our Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in the Company’s 2013 Form 10-K. All dollar amounts except share and per share data, are expressed in thousands of dollars.

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding projected results for second quarter 2014 and full year 2014, the expected interest rate environment and its impact on our business, loan yields and expected prepayments, net interest margin, expectations regarding nonperforming assets, loan growth, earning asset mix, expected cash flows from the securities portfolio, expectations regarding the Company’s securities portfolio and the sale of securities, their value and yields, core deposits and cost, capital levels, liquidity and dividends, expectations regarding certain large depositor relationships, the outcome of legal proceedings, the 2014 provision for loan losses, management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this report, and our other reports filed with the SEC:

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

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in Part I, Item 1A “Risk Factors” in the Company’s 2013 Form 10-K and Part II, Item 1A, “Risk Factors” in this report and the other risks described in this report and include risks and uncertainties described or referred to in Part I, Item 1 “Business” under the captions “Competition” and “Supervision and Regulation” of the Company’s 2013 Form 10-K and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Please take into account that forward-looking statements speak only as of the date of this report or documents incorporated by reference. The Company does not undertake any obligation to publicly correct or update any forward-looking statement whether as a result of new information, future events or otherwise.

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

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2013 Form 10-K. Management believes that the following policies and those disclosed in the Notes to Consolidated Financial Statements in the Company’s 2013 Form 10-K should be considered critical under the SEC definition:

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

Troubled Debt Restructurings

In the normal course of business, the Company may modify the terms of certain loans, attempting to protect as much of its investment as possible. Management evaluates the circumstances surrounding each modification to determine whether it is a troubled debt restructuring (“TDR”). TDRs exist when 1) the restructuring constitutes a concession, and 2) the debtor is experiencing financial difficulties. Additional information regarding the Company’s TDRs can be found in Note 3 of the Notes to Consolidated Financial Statements in Item 1 of Part I of this report.

Goodwill and Intangible Assets

At March 31, 2014, the Company had $23,585 in goodwill and other intangible assets. In accordance with financial accounting standards, assets with indefinite lives are no longer amortized, but instead are periodically tested for impairment. Management performs an impairment analysis of its goodwill and intangible assets with indefinite lives at least annually and has determined that there was no impairment as of December 31, 2013, the date the most recent analysis was performed.

Share-based Compensation

Consistent with the provisions of FASB ASC 718, Stock Compensation, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation, we recognize expense for the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. Management assumptions utilized at the time of grant impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately, the expense that will be recognized over the life of the option. Additional information is included in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of the Company’s 2013 Form 10-K.

Fair Value Measurements

Generally accepted accounting principles define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820, “Fair Value Measurements,” establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources while unobservable inputs reflect our estimates about market data. In general, fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities traded in active markets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Additional information regarding the Company’s fair value measurements can be found in Note 8 of the Notes to Consolidated Financial Statements in Item 1 of Part I of this report.

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

In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU No. 2013-10 permits the use of the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge account purposes. The amendment is effective prospectively for qualifying new or redesiginated hedging relationships entered into on or after July 17, 2013. The adoption of ASU No. 2013-10 did not have a material impact on the Company’s consolidated financial statements.

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

HIGHLIGHTS FOR FIRST QUARTER

	For the three months ended March 31,
	2014	2013	% Change

Net income	$3,832	$2,450	56.41%
Operating revenue (1)	$15,367	$14,405	6.68%

Earnings per share
Basic	$0.21	$0.14	50.00%
Diluted	$0.21	$0.14	50.00%

Assets, period-end	$1,471,591	$1,443,658	1.93%
Gross loans, period-end	$1,021,115	$950,828	7.39%
Core deposits, period end (2)	$990,933	$960,743	3.14%
Deposits, period-end	$1,097,355	$1,067,695	2.78%

Return on average assets (3)	1.06%	0.70%
Return on average equity (3)	8.61%	5.43%
Return on average tangible equity (3) (4)	9.90%	6.21%

(1)	Operating revenue is defined as net interest income plus noninterest income.
(2)	Defined by the Company as demand, interest checking, money market, savings, and local nonpublic time deposits, including local nonpublic time deposits in excess of $100.
(3)	Amounts annualized.
(4)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.

The Company earned $3,832 or $0.21 per diluted share in first quarter 2014, up $1,382 or 56.41% over first quarter 2013. The improvement in net income was due to increased operating revenues, consisting of net interest income plus noninterest income, and lower noninterest expense, including no provision for loan losses. Improvement in operating revenues resulted from a higher net interest margin in first quarter 2014 compared to first quarter 2013, combined with growth in earning asset volumes, specifically loans. The reduction in noninterest expense was primarily due to $1,246 of pre-tax merger expenses related to the Century Bank transaction recorded during the first quarter 2013.

During first quarter 2014, the Company continued to experience organic growth in outstanding loans. Outstanding loans at March 31, 2014, were $1,021,115, up $26,346 over December 31, 2013, outstanding loans. Annualized first quarter loan growth was 10.74% and represented an expansion in core lending segments such as permanent real estate loans and commercial & industrial loans. Outstanding core deposits at March 31, 2014, were $990,933, relatively unchanged from December 31, 2013, reflecting a typical seasonal pattern for the first quarter.

Period-end assets at March 31, 2014, were $1,471,591, up $27,933 over March 31, 2013, as growth in outstanding loans was partially offset by a decline in securities available-for-sale. Outstanding core deposits at March 31, 2014, were $990,933, an increase of $30,190 compared to March 31, 2013. The deposit pipelines for all three markets significantly increased during the quarter.

Reconciliation of non-GAAP financial information

Management utilizes certain non-GAAP financial measures to monitor the Company’s performance. While we believe the presentation of non-GAAP financial measures provides additional insight into our operating performance, readers of this report are urged to review the GAAP results as presented in the Financial Statements in Item 1 of Part I of this report.

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

	March 31, 2014	December 31, 2013	March 31, 2013
Total shareholders’ equity	$181,398	$179,184	$182,458
Subtract:
Goodwill	(22,881)	(22,881)	(22,945)
Core deposit intangible assets	(704)	(735)	(825)

Tangible shareholders’ equity (non-GAAP)	$157,813	$155,568	$158,688

Book value per share	$10.13	$10.01	$10.23
Tangible book value per share (non-GAAP)	$8.81	$8.69	$8.90

Year-to-date return on average equity	8.61%	7.61%	5.43%
Year-to-date return on average tangible equity (non-GAAP)	9.90%	8.75%	6.21%

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

The net interest margin for first quarter 2014 was 4.32%, a decline of 6 basis points from the fourth quarter 2013 margin of 4.38%, but a 4 basis point improvement over the 4.28% reported for first quarter 2013. The decline in the linked-quarter net interest margin was due to nonrecurring interest recoveries recorded during the fourth quarter 2013 that positively impacted the reported net interest margin by 7 basis points. The improvement in the first quarter 2014 net interest margin over first quarter 2013 was due to the following factors: 1) an improvement in the earning asset mix as average higher yielding loans were a larger portion of earning assets versus lower yielding securities; 2) increased yield on the securities portfolio; and 3) a lower cost of funds as the cost of both interest-bearing core deposits and wholesale funding were down from last year.

The prolonged historically low interest rate environment, highly competitive pricing on new, existing loans, and declining yields available in the Company’s securities portfolio, and the fact that core deposits are priced at or near virtual floors, suggests long-term margin compression. However, the Company anticipates continued loan growth and to the extent higher yielding loans replace lower yielding securities, thus the Company believes that some stabilization or potential improvement of the net interest margin may be possible during 2014.

The following table presents condensed balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates on interest-bearing liabilities, for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013:

Table I

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$3,059	$2	0.27%	$3,723	$3	0.33%
Securities available-for-sale:
Taxable	278,634	1,532	2.23%	316,961	1,437	1.84%
Tax-exempt(1)	69,081	743	4.36%	70,052	718	4.16%
Loans, net of deferred fees and allowance(2)	992,655	13,174	5.38%	901,081	12,699	5.72%

Total interest-earning assets(1)	1,343,429	15,451	4.66%	1,291,817	14,857	4.66%

Non earning assets
Cash and due from banks	17,995			19,452
Premises and equipment	18,735			19,300
Goodwill & intangible assets	23,601			23,135
Interest receivable and other assets	57,335			58,284

Total nonearning assets	117,666			120,171

Total assets	$1,461,095			$1,411,988

Interest-bearing liabilities
Money market and NOW accounts	536,309	$(383)	-0.29%	523,369	$(409)	-0.32%
Savings deposits	48,029	(17)	-0.14%	39,321	(12)	-0.12%
Time deposits - core (3)	62,776	(90)	-0.58%	73,448	(146)	-0.81%

Total interest-bearing core deposits	647,114	(490)	-0.31%	636,138	(567)	-0.36%

Time deposits - noncore	101,421	(316)	-1.26%	110,939	(318)	-1.16%
Federal funds purchased	2,947	(5)	-0.69%	2,918	(4)	-0.56%
FHLB & FRB borrowings	170,186	(280)	-0.67%	159,142	(308)	-0.78%
Trust preferred	8,248	(56)	-2.75%	8,248	(34)	-1.67%

Total interest-bearing wholesale funding	282,802	(657)	-0.94%	281,247	(664)	-0.96%

Total interest-bearing liabilities	929,916	(1,147)	-0.50%	917,385	(1,231)	-0.54%

Noninterest-bearing liabilities
Demand deposits	345,369			307,176
Interest payable and other	5,280			4,413

Total noninterest liabilities	350,649			311,589

Total liabilities	1,280,565			1,228,974
Shareholders’ equity	180,530			183,014

Total liabilities and shareholders’ equity	$1,461,095			$1,411,988

Net interest income		$14,304			$13,626

Net interest margin(1)		4.32%			4.28%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $260 and $263 for the three months ended March 31, 2014 and March 31, 2013, respectively.

Net interest margin was positively impacted by 8 and 8 basis point, respectively.

(2)	Interest income includes recognized loan origination fees of $129 and $154 for the three months ended March 31, 2014 and March 31, 2013, respectively.
(3)	Defined by the Company as interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.

Table I shows that earning asset yields in first quarter 2014 were 4.66% and unchanged from first quarter 2013. The stable yield on earning assets was attributable to an increase in the weighted average yield on securities portfolio from 2.26% in first quarter 2013 to 2.65% in first quarter 2014, which partially offset a 34 basis point decline in the yield on the loan portfolio. Also contributing to the stable earning asset yield was the change in the mix of earning assets as higher yielding loans averaged 73.89% of earning assets during first quarter 2014 compared to 69.75% during first quarter 2013.

The cost of interest-bearing liabilities declined by 4 basis points from 0.54% in first quarter 2013 to 0.50% in first quarter 2014. Rates on both interest-bearing core deposits and interest-bearing wholesale funding declined. The cost of core deposits fell by 5 basis points in first quarter 2014 from first quarter 2013, with the majority of the decline associated with time deposits. The cost of wholesale funding fell by 2 basis points primarily due to the lower cost of FHLB borrowings. The cost of non-core time deposits, which consists of callable brokered time deposits, increased by 10 basis points from 1.16% to 1.26%, which reflects the Company’s strategy to lengthen the maturity structure of its liabilities to mitigate interest rate risk in a rising rate environment. The cost of trust preferred also showed an increase in the wholesale funding section moving from 1.67% in first quarter 2013 to 2.73% in first quarter 2014 as a result of an interest rate swap executed during second quarter 2013, which converted the Company’s variable-rate Junior Subordinated Debenture debt into a fixed rate for a term of approximately 7 years.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended March 31, 2014, and March 31, 2013.

Table II

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Three Months Ended March 31, 2014 compared to March 31, 2013 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$(1)	—	$(1)
Securities available-for-sale:
Taxable	(174)	269	$95
Tax-exempt(1)	(10)	35	$25
Loans, net of deferred fees and allowance	1,291	(816)	$475

Total interest-earning assets(1)	1,106	(512)	594

Interest paid on:
Money market and NOW accounts	10	(36)	(26)
Savings deposits	3	2	5
Time deposits - core (2)	(21)	(35)	(56)

Total interest-bearing core deposits	(8)	(69)	(77)

Time deposits - noncore	(27)	25	(2)
Federal funds purchased	—	1	1
FHLB & FRB borrowings	21	(49)	(28)
Trust preferred	—	22	22

Total interest-bearing wholesale funding	(6)	(1)	(7)

Total interest-bearing liabilities	(14)	(70)	(84)

Net interest income(1)	$1,120	$(442)	$678

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $260 and $263 for the three months ended March 31, 2014 and March 31, 2013, respectively.
(2)	Defined by the Company as interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.

The first quarter 2014 rate/volume analysis shows that net interest income increased by $678 over first quarter 2013. First quarter 2014 interest income including loan fees increased by $594 from the same quarter last year with higher volumes of earning assets increasing interest income by $1,106, which was partially offset by a $512 decline in interest income due to lower rates, specifically lower rates on the loan portfolio. Also contributing to the increase in net interest income was a decline in interest expense of $84 in first quarter 2014 when compared to the same quarter last year. The decline in interest expense was related to lower rates on both core deposits and wholesale funding, combined with a change in the mix of both core deposits and wholesale funding.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the three-month periods ended March 31, 2014, and 2013:

	Three months ended
	March 31,
	2014	2013
Balance, beginning of period	$15,917	$16,345
Provision charged to income	—	250
Loans charged against allowance	(601)	(597)
Recoveries credited to allowance	78	314

Balance, end of period	$15,394	$16,312

The Company booked no provision for loan losses through March 31, 2014, compared to a provision for loan losses of $250 for the same period last year. The decrease in the provision was primarily the result of a reduction in the level of classified loans and nonperforming assets. The Company’s classified assets at March 31, 2014, were 26.82% of regulatory capital compared to 29.02% and 32.83% of regulatory capital at December 31, 2013, and March 31, 2013, respectively. Net charge offs through March 31, 2014, were $523 or annualized 0.21% of average loans, compared to net charge offs of $283 or 0.13% of average loans recorded for the same period in 2013. The allowance for loan losses for outstanding loans at March 31, 2014, was $15,394 or 1.51% of outstanding loans compared to 1.60% and 1.72% of outstanding loans at December 31, 2013, and March 31, 2013, respectively. The decline in the allowance as a percentage of outstanding loans is also reflective of improved credit quality of the loan portfolio. In addition, the allowance as a percentage of net nonperforming loans was 339.15%, down slightly from 345.42% at December 31, 2013 and up from 233.56% at March 31, 2013.

At March 31, 2014, $8,867 of loans (net of government guarantees) were classified as impaired. A specific allowance of $243 (included in the ending allowance at March 31, 2014) was assigned to these loans. That compares to impaired loans of $8,476 and a specific allowance assigned of $57 at December 31, 2013.

Total nonperforming assets, net of government guarantees, were $16,070, or 1.09% of total assets at March 31, 2014. That compares to nonperforming assets of $20,963 or 1.45% of total assets at December 31, 2013, and $24,756 or 1.71% of total assets at March 31, 2013. Nonperforming assets at March 31, 2014, consisted of $4,539 in nonaccrual loans (net of government guarantees), $0 in loans 90 days past due and still accruing interest, and $11,531 in other real estate owned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more, and other real estate owned for the periods covered in this report:

Nonperforming Assets and Asset Quality Ratios

	March 31,	December 31,	March 31,
	2014	2013	2013
NONPERFORMING ASSETS
Nonaccrual loans
Real estate secured loans:
Permanent loans:
Multi-family residential	$—	$—	$—
Residential 1-4 family	752	636	1,269
Owner-occupied commercial	1,651	1,685	3,148
Nonowner-occupied commercial	136	136	—

Total permanent real estate loans	2,539	2,457	4,417
Construction loans:
Multi-family residential	—	—	—
Residential 1-4 family	—	—	—
Commercial real estate	—	—	—
Commercial bare land and acquisition & development	—	—	—
Residential bare land and acquisition & development	—	—	101

Total construction real estate loans	—	—	101

Total real estate loans	2,539	2,457	4,518
Commercial loans	2,623	2,886	3,344

Total nonaccrual loans	5,162	5,343	7,862
90-days past due and accruing interest	—	—	—
Total nonperforming loans	5,162	5,343	7,862
Nonperforming loans guaranteed by government	(623)	(735)	(878)

Net nonperforming loans	4,539	4,608	6,984
Other real estate owned	11,531	16,355	17,772

Total nonperforming assets, net of guaranteed loans	$16,070	$20,963	$24,756

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of total loans outstanding, net of loans held for sale	1.51%	1.60%	1.72%
Allowance for loan losses as a percentage of total nonperforming loans, net of government guarantees	339.15%	345.42%	233.56%
Net loan charge offs as a percentage of average loans, annualized	0.21%	0.35%	0.13%
Net nonperforming loans as a percentage of total loans	0.44%	0.46%	0.74%
Nonperforming assets as a percentage of total assets	1.09%	1.45%	1.71%
Consolidated classified asset ratio(1)	26.82%	29.02%	32.83%

(1)	Classified asset ratio is defined as the sum of all loan-related contingent liabilities and loans internally graded substandard or worse (net of government guarantees), adversely classified securities, and other real estate owned, divided by total consolidated Tier 1 capital plus the allowance for loan losses.

Nonperforming assets at March 31, 2014, declined $8,686 from the same period last year, and on a linked-quarter basis declined $4,893 from the end of fourth quarter 2013. The majority of the decline in nonperforming assets from year-end and one year ago occurred in other real estate owned and resulted from the sale of a commercial property in first quarter 2014, carried in other real estate owned and valued at approximately $3,500. Other real estate owned at March 31, 2014, consisted of five properties, one of which is a commercial land development project valued at $10,040 and made up 87.07% of the other real estate owned category. The Company is actively marketing this property; however the location and nature of the property make it susceptible to possible future valuation write-downs as new appraisals become available.

Noninterest Income

Noninterest income for first quarter 2014 was $1,323, up $43 or 3.36% over first quarter 2013. The increase in 2014 noninterest income when compared to last year was primarily attributable to higher service charges on deposit accounts, gain on the sale of securities, and an increase in the other income category of noninterest income. The increase in service charges was due to the implementation of new account analysis fees that was effective January 1, 2014. The gain on the sale of securities of $63 during the quarter resulted from the repositioning of the securities portfolio. The increase in the other income category was the result of higher business credit card interchange due to increased transaction volume and revenue from rents on other real estate owned. Offsetting the improvement in these categories was a decline of $155 in merchant bankcard processing fees due to the outsourcing of merchant bankcard processing, which occurred during fourth quarter 2013. This outsourcing also resulted in the elimination of bankcard processing expense.

Noninterest Expense

First quarter 2014 noninterest expense was $9,511, a decrease of $1,259 or 11.69% from first quarter 2013. When merger expenses of $1,246 are excluded in first quarter 2013, noninterest expense in first quarter 2014 is virtually unchanged from the same quarter last year. Generally, a $340 or 6.21% increase in personnel expense in first quarter 2014 over first quarter 2013 was offset by declines in other real estate expense of $201 and bankcard processing expense of $123.

BALANCE SHEET

Loans

At March 31, 2014, outstanding loans were $1,021,115, up $26,346 from December 31, 2013, and up $70,287 from March 31, 2013. Annualized first quarter loan growth was 10.74% and represented a diverse expansion in several core lending segments. Growth experienced during the first quarter 2014 represented an annualized growth rate of 10.74%. A summary of outstanding loans by market at March 31, 2014, December 31, 2013, and March 31, 2013, follows:

	Period Ended
	March 31,	December 31,	March 31,
	2014	2013	2013
Eugene market gross loans, period-end	$347,233	$334,511	$324,009
Portland market gross loans, period-end	400,537	391,295	388,979
Seattle market gross loans, period-end	131,492	132,488	146,860
National healthcare gross loans, period-end	141,853	136,475	90,980

Total gross loans, period-end	$1,021,115	$994,769	$950,828

All of the Company’s primary markets, with the exception of the Seattle market, had an increase in outstanding loans at March 31, 2014, when compared to the prior quarter-end. While loans contracted in the Seattle market during the quarter, the Seattle team funded $8,600 in new commercial real estate and commercial and industrial loans. The loss of eight dental loans to competition offset this growth. However, net loan growth is expected in 2014 in the Seattle market due to the addition of a new experienced market lender with a solid pipeline, a resurgent regional economy and recent growth in commercial lending. The increase in Eugene and Portland market loans was related to an increase in permanent real estate loans and commercial and industrial loans. The increase in non-owner occupied investor financing represented recourse loans to a diverse range of properties with solid cash flows. Loan to value percentage ranged from 49.7% to 74%. In addition, the four largest commercial and industrial loans booked during the quarter were to non-dental healthcare related entities, ranging from veterinarians to healthcare finance providers.

Outstanding loans to dental professionals, which are comprised of both local and national loans, at March 31, 2014, totaled $305,755 or 29.94% of the loan portfolio, compared to $307,268 or 30.89% of the loan portfolio at December 31, 2013. This quarter marked the first time the overall dental portfolio contracted. While the Bank’s national dental loans expanded by $5,138 and are now represented in 30 states, local dental loans contracted due to amortization of the existing portfolio and intense pricing competition from an out of state. At March 31, 2014, $15,210 or 4.97% of the outstanding dental loans were supported by government guarantees. Loans to dental professionals include loans for such purposes as starting up a practice, acquisition of a practice, equipment financing, owner-occupied facilities, and working capital. National dental loans are limited only to acquisition of a seasoned practice by experienced dental professionals and owner-occupied real estate loans.

In addition to loan growth in the dental industry, growth was also experienced in the wider healthcare field with loans to physicians, surgeons, optometrists, family practitioners, and medical specialists. The healthcare portfolio, other than dental, experienced growth during the quarter. As of March 31, 2014, this segment grew 6.8% over year-end to end the period at $66,100. The majority of the expansion was in veterinary lending in both practice acquisition and owner occupied real estate financing.

Additional data on the Company’s dental loan portfolio and the credit quality of this portfolio can be found in Note 4 of the Notes to Consolidated Financial Statements in this report.

Detailed credit quality data on the entire loan portfolio can be found in Note 3 of the Notes to Consolidated Financial Statements in this report.

Securities

At March 31, 2014, the balance of securities available-for-sale was $341,992, down $5,394 from December 31, 2013. At March 31, 2014, the portfolio had an unrealized pre-tax gain of $2,302 compared to an unrealized pre-tax loss of $242, at December 31, 2013. The improvement in the unrealized gain or market value of the securities portfolio during the first quarter 2014 was primarily due to a decline in longer-term interest rates. The average life and duration of the portfolio at March 31, 2014, was 4.4 years and 4.0 years, both up slightly from of 4.2 and 3.8, respectively, at December 31, 2013. At March 31, 2014, $25,821 of the securities portfolio were pledged as collateral for public deposits in Oregon and Washington and for repurchase agreements.

During the first quarter 2014, the Company repositioned a portion of its securities portfolio, which included the sale of approximately $25,300 in securities and purchases of approximately $23,000 in new securities. This repositioning of the portfolio resulted in a net gain on sale of securities totaling $63 during the first quarter 2014. Included in the securities sold during the current quarter were approximately $9,300 of bullet agencies that had rolled down the yield curve and were sold at a gain of approximately $350. The Company offset most of the gain on the sale of the agencies through the sale of approximately $16,000 of underperforming securities in the portfolio, including some mortgage-backed securities and tax-exempt municipal securities. The proceeds from this sale were reinvested in new securities designed to continue to provide steady cash flow and to improve the overall performance and yield on the portfolio.

The Company continued to structure the portfolio to provide consistent cash flow and reduce the volatility of the portfolio in a rising rate environment in light of the Company’s current liability sensitive position. The portfolio is structured to generate sufficient cash flow to allow reinvestment at higher rates should interest rates move up or to fund loan growth as was the case in 2013. In a stable rate environment, approximately $46,000 in cash flow is anticipated during 2014. Going forward, purchases will be dependent upon core deposit growth, loan growth, and the Company’s interest rate risk position. During the first half of 2014, purchases of new securities are expected to be somewhat limited as cash flow from the portfolio is expected to fund new loan growth.

At March 31, 2014, $5,061 or 1.48% of the total securities portfolio was composed of private-label mortgage-backed securities. Management has booked an other-than-temporary-impairment (“OTTI”) in previous years on this portion of the portfolio totaling approximately $227. Management reviews monthly all available information, including current and projected default rates and current and projected loss severities, related to the collectability of its potentially impaired investment securities to determine if an additional OTTI is required. No additional OTTI was recorded during the first quarter 2014. Recognition of additional OTTI on the private-label mortgage-backed portion of the portfolio is possible in future quarters depending upon economic conditions, default rates on home mortgages, loss severities on foreclosed homes, unemployment levels, and home values.

In management’s opinion, the remaining securities in the portfolio in an unrealized loss position are considered only temporarily impaired. The Company has no intent, nor is it more likely than not that it will be required, to sell its impaired securities before their recovery. The impairment is due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities has resulted from current economic conditions. Although yields on these securities may be below market rates during the period, no loss of principal is expected.

Goodwill and Intangible Assets

At March 31, 2014, the Company had a recorded balance of $22,881 in goodwill from the November 30, 2005, acquisition of Northwest Business Financial Corporation (“NWBF”) and the February 1, 2013, acquisition of Century Bank. In addition, at March 31, 2014, the Company had $704 of core deposit intangible assets resulting from the acquisition of Century Bank. The core deposit intangible was determined to have an expected life of seven years, and is being amortized over that period using the straight-line method and will be fully amortized in January 2020. In accordance with generally accepted accounting principles, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment. Management performs an impairment analysis of the intangible assets with indefinite lives at least annually, but more frequently if an impairment triggering event is deemed to have occurred. The last impairment test was performed at December 31, 2013, at which time no impairment was determined to exist

Core Deposits

Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and nonpublic local time deposits, including nonpublic local time deposits in excess of $100, were $990,933 and represented 90.30% of total deposits at March 31, 2014. Core deposits at March 31, 2014, were virtually unchanged from December 31, 2013, which is typical of first quarter seasonal patterns.

A summary of outstanding core deposits and average core deposits by market and other deposits classified as wholesale funding at March 31, 2014, December 31, 2013, and March 31, 2013, follows:

	Period ended
	March 31,	December 31,	March 31,
	2014	2013	2013
Eugene market core deposits, period-end(1)	$604,505	$588,158	$598,157
Portland market core deposits, period-end(1)	234,631	249,050	232,431
Seattle market core deposits, period-end(1)	151,797	153,107	130,156

Total core deposits, period-end(1)	990,933	990,315	960,744
Other deposits, period-end	106,422	100,666	106,951

Total deposits, period-end	$1,097,355	$1,090,981	$1,067,695

	Three Months Ended
	March 31,	December 31,	March 31,
	2014	2013	2013
Eugene market core deposits, average(1)	$602,977	$592,179	$569,331
Portland market core deposits, average(1)	236,945	242,855	241,491
Seattle market core deposits, average(1)	152,561	152,173	132,493

Total core deposits, average(1)	992,483	987,207	943,315
Other deposits, average	101,421	101,263	110,938

Total deposits, average	$1,093,904	$1,088,470	$1,054,253

(1)	Core deposits include all demand, savings, money market, interest checking accounts, plus all nonpublic local time deposits including local time deposits in excess of $100.

Other Deposits

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

Non-Core Deposit Summary

	Balance March 31, 2014	WAR	WAM
Short-Term Public Time Deposits	$30,519	0.19%	32 days
Long-Term Public Time Deposits	30	0.90%	7.89 years

	$30,549

Short-Term Brokered Time Deposits	$16,000	0.20%	100 days
Long-Term Brokered Time Deposits	58,538	1.98%	5.45 years

	$74,538

Borrowings

The Company has both secured and unsecured borrowing lines with the Federal Home Loan Bank, Federal Reserve Bank and various correspondent Banks. The Federal Reserve and correspondent borrowings are generally short-term, with a maturity of less than 30 days. The Federal Home Loan Bank borrowings can be either short-term or long-term in nature. See Note 6 of the Notes to Consolidated Financial Statements in Part I, item 1 of this report for a full maturity and interest rate schedule for the Federal Home Loan Bank borrowings.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures outstanding at March 31, 2014, which were issued in conjunction with the 2005 acquisition of NWBF. The junior subordinated debentures had an interest rate of 6.27% that was fixed through January 2011. In January 2011, the rate on the junior subordinated debentures changed to three-month LIBOR plus 135 basis points. On April 22, 2013, the Bank entered into a cash flow hedge on $8,000 of the trust preferred payment, swapping the variable interest rate for a fixed rate of 2.73% for approximately seven years. At March 31, 2014, the fair value of the interest rate swap on the Company’s subordinated debentures was $325. At March 31, 2014, the $8,000 of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law which, among other things, limits the ability of certain bank holding companies to treat trust preferred security debt issuances, such as the Company’s junior subordinated debentures, as Tier 1 capital. Under final rules adopted by the Federal Reserve Board and the other U.S. Federal Banking agencies our trust preferred securities would remain as Tier 1 capital since total assets of the Company are less than $15,000,000. Additional information regarding these final capital rules is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” of this report and in Part II, Item 1A “Risk Factors” of the report under the heading “We operate in a highly regulated environment and the effects of recent and pending federal legislation or of changes in, or supervisory enforcement of, banking or other laws and regulations could adversely affect us.”

Additional information regarding the terms of the cash flow hedge, is included in Note 9 of the Notes to Consolidated Financial Statements in Part I, item I of this report.

Capital Resources

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the issuance of new stock or other equity securities whether through stock offerings or through the exercise of equity awards. Capital formation allows the Company to grow assets and provides flexibility in times of adversity. Shareholders’ equity at March 31, 2014, was $181,398, up $2,214 from December 31, 2013. The increase in shareholders’ equity was due to the improvement in the market value of the Company’s securities available-for-sale, which positively impacted accumulated other comprehensive income.

In March 2013, the Company’s Board of Directors authorized the repurchase of up to 5.00% of the Company’s outstanding common shares, or approximately 892,000 shares, with the purchases authorized to occur over a 12 months, with the plan commencing on April 1, 2013. The Company did not repurchase any shares during first quarter 2014. Over the last eight quarters, the Company has used a combination of regular dividends, special dividends, and share repurchases to maintain capital levels comparable with year-end December 31, 2011, capital levels. For additional details regarding the changes in equity, review the Consolidated Statements of Changes in Shareholders’ Equity in Part I of Item 1 of this report.

The Federal Reserve Board and the FDIC have in place guidelines for risk-based capital requirements applicable to U.S. bank holding companies and banks. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in three ways, first by measuring Tier 1 capital to leverage assets, followed by capital measurement in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. These guidelines require a minimum of 4.00% Tier 1 capital to leverage assets, 4.00% Tier 1 capital to risk-weighted assets, and 8.00% total capital to risk-weighted assets. In order to be classified as “well-capitalized,” the highest capital rating by the Federal Reserve and the FDIC, these three ratios must be in excess of 5.00%, 6.00%, and 10.00%, respectively. The Company’s leverage capital ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio were 11.44%, 14.95%, and 16.21%, respectively, at March 31, 2014, all ratios being well above the minimum “well-capitalized” designation.

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

On January 12, 2014, the Basel Committee issued its near final version of its leverage ratio and disclosure guidance (the “Basel III Leverage Ratio”). The Basel III Leverage Ratio will be subject to further calibration until 2017, with final implementation expected by January 18, 2018. The Basel III Leverage Ratio makes a number of significant changes to the Basel Committee’s June 2013 consultative paper (“Consultative Paper”) by easing the approach to measuring the exposures of off-balance sheet items. These changes address the financial services industry’s concern that the Consultative Paper’s definition of exposure was too expansive, i.e., that the leverage ratio’s denominator was too large. The changes eliminate many, but not all, differences between the Basel III Leverage Ratio and the U.S. supplemental leverage ratio, which is currently set at a minimum of three percent and applies to U.S. firms with over $250 billion in assets.

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

Subsequent to the end of first quarter 2014, the Company declared a regular quarterly cash dividend of $0.10 per share and a special cash dividend of $0.11 per share to be paid on May 12, 2014 to shareholders of record as of April 28, 2014.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Company commits to extensions of credit and issues letters of credit. The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2014, the Company had $159,691 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Company to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At March 31, 2014, the Company had $1,478 in letters of credit and financial guarantees outstanding.

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

Core deposits at March 31, 2014, were $990,933 and represented 90.30% of total deposits. Core deposits at March 31, 2014, were virtually unchanged from December 31, 2013, reflecting a typical seasonal pattern for the first quarter. The Company experienced an increase in outstanding loans of $26,347 during the first quarter 2014, which was funded by cash flow from the securities portfolio and wholesale funding. It is anticipated the securities portfolio and growth in core deposits will provide a significant portion of the funding during 2014 as loans are expected to continue to grow. The securities portfolio represented 23.24% of total assets at March 31, 2014. At March 31, 2014, $25,821 of the securities portfolio was pledged to support public deposits, leaving $316,171 of the securities portfolio unencumbered and available-for-sale. In addition, at March 31, 2014, the Company had $36,015 of government guaranteed loans that could be sold in the secondary market to support the Company’s liquidity position.

Due to its strategic focus to market to specific segments, the Company has been successful in developing deposit relationships with several large clients, which are generally defined as deposit relationships of $1,000 or more, which are closely monitored by management and Company officers. At March 31, 2014, 55 large deposit relationships with the Company accounted for $384,720 or 38.82% of total outstanding core deposits. The single largest client represented 6.16% of outstanding core deposits at March 31, 2014. The loss of this deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity. The Company uses a 10-point risk-rating system to evaluate each of its large depositors in order to assist management in its daily monitoring of the volatility of this portion of its core deposit base. The risk-rating system attempts to determine the stability of the deposits of each large depositor, evaluating among other things the length of time the depositor has been with the Company and the likelihood of loss of individual large depositor relationships. Risk ratings on large depositors are reviewed at least quarterly and adjusted if necessary. Company management and officers maintain close relationships and hold regular meetings with its large depositors to assist in management of these relationships. The Company expects to maintain these relationships, believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients and regularly tests its ability to mitigate the loss of multiple large depositor relationships in its Liquidity Contingency Plan. There can be no assurance that these large depositor relationships will be maintained or that the loss of one or more of these events will not adversely affect the Company’s liquidity.

At March 31, 2014, the Company had secured borrowing lines with the Federal Home Loan Bank of Seattle (“FHLB”) and the Federal Reserve Bank of San Francisco (“FRB”), along with unsecured borrowing lines with various correspondent banks totaling $463,483. The Company’s secured lines with the FHLB and FRB were limited by the amount of collateral pledged. At March 31, 2014, the Company had pledged $237,868 in discounted collateral value in commercial real estate loans, first and second lien single-family residential loans, multi-family loans, and securities to the FHLB. Additionally, certain commercial and commercial real estate loans with a discounted value of $96,615 were pledged to the FRB under the Company’s Borrower-In-Custody program. The Company’s unsecured correspondent bank lines totaled $129,000. At March 31, 2014, the Company had $175,000 in borrowings outstanding from the FHLB, $0 outstanding with the FRB, and $4,450 outstanding on its overnight correspondent bank lines, leaving a total of $288,483 available on its secured and unsecured borrowing lines as of such date.

Net cash provided by operating activities was $3,557 during the three months ended March 31, 2014. Net cash of $15,508 was used in investing activities, consisting principally of a net loan principal increase of $26,868, which was partially offset by net proceeds from investment securities of $6,590. For the three months ended March 31, 2014, cash provided by financing activities was $18,427 and primarily consisted of an increase in FHLB borrowings and wholesale deposits.

ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s exposure to market risk. Readers are referred to the Company’s 2013 Form 10-K and the Annual Report to Shareholders for the year ended December 31, 2013, for additional information.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended March 31, 2014, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A Risk Factors

For a discussion of risk factors relating to our business, please refer to Item 1A of Part I of our 2013 Form 10-K, which is incorporated by reference herein, in addition to the following information:

Industry Factors

Fluctuating interest rates could adversely affect our profitability.

As is the case with many banks, our profitability is dependent to a large extent upon our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect, and has in past years, impacted, our net interest margin, and, in turn, our profitability. This impact could result in a decrease in our interest income relative to interest expense. Increases in interest rates may also adversely impact the value of our securities investment portfolio. At March 31, 2014, our balance sheet was liability sensitive, and an increase in interest rates could cause our net interest margin and our net interest income to decline. For the past several years, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the Federal Reserve has pursued highly accommodative monetary policies (including a very low Federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities) in an effort to facilitate growth in the U.S. economy and a reduction in levels of unemployment. This environment has placed downward pressure on the net interest margins of U.S. banks, including Pacific Continental Bank. We cannot predict with any certainty whether or to what extent these Federal Reserve policies will continue. During the first quarter of 2014, in light of improving conditions in the labor market, the Federal Reserve began to reduce the rate of its purchases of long-term U.S. Treasury and agency securities. The Federal Reserve also indicated that further reductions in the pace of its asset purchases will be likely if the economic indicators show ongoing improvement in labor market conditions and rate of inflation moving back toward the Federal Reserve’s longer-term objective of two percent. However, the Federal Reserve further indicated that it expected that the current very low target range for the federal funds rate of zero to  1⁄4 percent likely would continue for a considerable period of time after its asset purchase program ended, especially if current and projected inflation rates remain below the longer-term objective.

Company Factors

We have a significant concentration in loans to dental professionals, and loan concentrations within one industry may create additional risk.

Bank regulatory authorities and investors generally view significant loan concentrations within any particular industry as carrying higher inherent risk than a loan portfolio without any significant concentration in one industry. We have a significant concentration of loans to dental professionals, which represented 29.94% in principal amount of our total loan portfolio at March 31, 2014 (see Note 4 in the Notes to Consolidated Financial Statements included in this Form 10-Q). While we apply credit practices which we believe to be prudent to these loans as well as all the other loans in our portfolio, due to our concentration in dental lending we are exposed to the general risks of industry concentration, which include adverse market factors impacting that industry alone or disproportionately to other industries. In addition, bank regulatory authorities may in the future require us to limit additional lending in the dental industry if they have concerns that our concentration in that industry creates significant risks, which in turn could limit our ability to pursue new loans in an area where we believe we currently have a competitive advantage.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At March 31, 2014, our nonperforming loans (which include all nonaccrual loans, net of government guarantees) were 0.44% of the loan portfolio. At March 31, 2014, our nonperforming assets (which include foreclosed real estate) were 1.09% of total assets. Nonperforming loans and assets adversely affect our net income in various ways. We generally do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, less estimated selling expenses, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors which can be detrimental to the performance of their other responsibilities. Any significant future increase in nonperforming assets could have a material adverse effect on our business, financial condition and results of operations.

We may not have the ability to continue paying dividends on our common stock at current or historic levels.

On April 16, 2014, we announced a quarterly cash dividend of $0.10 per share, payable to shareholders of record on April 28, 2014, and declared a special cash dividend of $0.11 per share. Our ability to pay dividends on our common stock depends on a variety of factors. It is possible in the future that we may not be able to continue paying quarterly dividends commensurate with historic levels, if at all. As a holding company, a substantial portion of our cash flow typically comes from dividends our bank subsidiary pays to us. Cash dividends will depend on sufficient earnings to support them and adherence to bank regulatory requirements. If the Bank is not able to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations and prospects.

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

In addition, as a condition to membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At March 31, 2014, we had stock in the FHLB totaling $10,327. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. As of March 31, 2014, we did not recognize an impairment charge related to our FHLB stock holdings. Beginning in 2013 the FHLB began redemption of small portions of FHLB stock. Future negative changes to the financial condition of the FHLB could require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our reported earnings.

At March 31, 2014, we had $22,881 of goodwill on our balance sheet. In accordance with GAAP, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of qualitative and quantitative factors, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant entity-specific events. The last impairment test was performed at December 31, 2013. At December 31, 2013, we did not recognize an impairment charge related to our goodwill. Future evaluations of goodwill may result in findings of impairment and write downs, which would impact our operating results and could be material.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3 Defaults Upon Senior Securities

None

ITEM 4 Mine Safety Disclosures

Not applicable

ITEM 5 Other Information

None

ITEM 6 Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of the Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of the Registrant

32*	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350

101	The following financial information from Pacific Continental Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION
(Registrant)

Dated	May 9, 2014	/s/ Hal Brown

Hal Brown
Chief Executive Officer
(Duly Authorized Officer; Principal Executive Officer)

Dated	May 9, 2014	/s/ Michael A. Reynolds

Michael A. Reynolds
Executive Vice President and Chief Financial Officer (Duly Authorized Officer; Principal Financial Officer)