Form 10-Q
period 2014-06-30
PACIFIC CONTINENTAL CORP
filed 2014-08-08
CIK 1084717

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2014.

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

The number of shares of common stock outstanding as of August 1, 2014 was 17,748,317

PACIFIC CONTINENTAL CORPORATION

FORM 10-Q

QUARTERLY REPORT

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

Pacific Continental Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,	June 30,
	2014	2013	2013
ASSETS
Cash and due from banks	$28,219	$19,410	$21,631
Interest-bearing deposits with banks	15,224	1,698	2,631

Total cash and cash equivalents	43,443	21,108	24,262

Securities available-for-sale	344,645	347,386	357,394
Loans, less allowance for loan losses and net deferred fees	1,014,346	977,928	943,255
Interest receivable	5,101	4,703	5,101
Federal Home Loan Bank stock	10,227	10,425	10,620
Property and equipment, net of accumulated depreciation	18,366	18,836	19,310
Goodwill and intangible assets	23,555	23,616	23,740
Deferred tax asset	7,154	9,598	9,845
Other real estate owned	11,531	16,355	17,823
Bank-owned life insurance	16,370	16,136	15,877
Other assets	4,025	3,635	3,847

Total assets	$1,498,763	$1,449,726	$1,431,074

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$397,942	$366,891	$341,218
Savings and interest-bearing checking	565,265	559,632	545,749
Core time deposits	63,335	63,792	71,774

Total core deposits	1,026,542	990,315	958,741

Other deposits	106,112	100,666	111,887

Total deposits	1,132,654	1,090,981	1,070,628

Federal funds and overnight funds purchased	6,410	5,150	7,660
Federal Home Loan Bank borrowings	164,500	160,000	162,000
Junior subordinated debentures	8,248	8,248	8,248
Accrued interest and other payables	4,814	6,163	3,609

Total liabilities	1,316,626	1,270,542	1,252,145

Shareholders’ equity
Common stock, shares authorized: 50,000,000; shares issued and outstanding: 17,848,900 at June 30, 2014, 17,891,687 at December 31, 2013, and 17,887,945 at June 30, 2013	132,532	133,835	133,331
Retained earnings	45,887	45,250	45,349
Accumulated other comprehensive income	3,718	99	249

	182,137	179,184	178,929

Total liabilities and shareholders’ equity	$1,498,763	$1,449,726	$1,431,074

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest and dividend income
Loans	$13,514	$13,066	$26,688	$25,765
Taxable securities	1,614	1,237	3,146	2,674
Tax-exempt securities	488	474	972	941
Federal funds sold & interest-bearing deposits with banks	2	2	4	5

	15,618	14,779	30,810	29,385

Interest expense
Deposits	821	900	1,627	1,785
Federal Home Loan Bank & Federal Reserve borrowings	280	305	560	613
Junior subordinated debentures	56	55	112	89
Federal funds purchased	4	3	9	7

	1,161	1,263	2,308	2,494

Net interest income	14,457	13,516	28,502	26,891

Provision for loan losses	—	—	—	250

Net interest income after provision for loan losses	14,457	13,516	28,502	26,641

Noninterest income
Service charges on deposit accounts	540	489	1,058	949
Other fee income, principally bankcard	229	412	446	784
Bank-owned life insurance income	117	130	234	256
Net loss on sale of investment securities	(100)	—	(36)	(8)
Impairment losses on investment securities (OTTI)	—	—	—	(16)
Other noninterest income	370	504	778	850

	1,156	1,535	2,480	2,815

Noninterest expense
Salaries and employee benefits	6,093	5,324	11,912	10,803
Premises and equipment	924	937	1,867	1,827
Data processing	693	672	1,362	1,295
Legal and professional services	251	581	739	1,039
Business development	340	528	715	1,024
FDIC insurance assessment	217	221	437	443
Bankcard processing	2	141	5	268
Other real estate expense	16	153	239	577
Merger related expense	—	—	—	1,246
Other noninterest expense	733	951	1,506	1,756

	9,269	9,508	18,782	20,278

Income before provision for income taxes	6,344	5,543	12,200	9,178
Provision for income taxes	2,196	1,819	4,220	3,004

Net income	$4,148	$3,724	$7,980	$6,174

Earnings per share
Basic	$0.23	$0.21	$0.45	$0.35

Diluted	$0.23	$0.21	$0.44	$0.34

Weighted average shares outstanding
Basic	17,889,562	17,872,378	17,893,555	17,854,094
Common stock equivalents attributable to stock-based awards	229,850	187,703	236,278	187,689

Diluted	18,119,412	18,060,081	18,129,833	18,041,783

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$4,148	$3,724	$7,980	$6,174

Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gain (loss) arising during the period	3,475	(8,198)	6,082	(9,418)
Reclassification adjustment for losses realized in net income	100	—	36	24
Income tax (expense) benefit	(1,394)	3,140	(2,385)	3,598
Derivative agreements - cash flow hedge
Unrealized (loss) gain arising during the period	(107)	351	(187)	351
Income tax benefit (expense)	42	(137)	73	(137)

Total other comprehensive income (loss), net of tax	2,116	(4,844)	3,619	(5,582)

Total comprehensive income (loss)	$6,264	$(1,120)	$11,599	$592

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
				Other
	Number	Common	Retained	Comprehensive
	of Shares	Stock	Earnings	Income	Total

Balance, December 31, 2012	17,835,088	$133,017	$44,533	$5,831	$183,381

Net income			13,767		13,767
Other comprehensive loss, net of tax				(5,732)	(5,732)

Comprehensive income					8,035

Stock issuance	56,599
Share-based compensation expense		1,102			1,102
Vested employee RSUs and SARs surrendered to cover tax consequences		(284)			(284)
Cash dividends			(13,050)		(13,050)

Balance, December 31, 2013	17,891,687	$133,835	$45,250	$99	$179,184

Net income			$7,980		$7,980
Other comprehensive income, net of tax				3,619	3,619

Comprehensive income					11,599

Stock issuance and related tax benefit	91,935	203			203
Stock repurchased	(134,722)	(1,800)			(1,800)
Share-based compensation expense		800			800
Vested employee RSUs and SARs surrendered to cover tax consequences		(506)			(506)
Cash dividends			(7,343)		(7,343)

Balance, June 30, 2014	17,848,900	$132,532	$45,887	$3,718	$182,137

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$7,980	$6,174
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, net of accretion	3,474	4,890
Valuation adjustment on foreclosed assets	—	328
Provision for loan losses	—	250
Deferred income taxes	133	404
BOLI income	(234)	(256)
Share-based compensation	870	598
Loss on sale of investment securities	36	8
Other than temporary impairment on investment securities	—	16
Gain on sale from foreclosed assets	(7)	—
Excess tax benefit of stock options exercised	14	—
Change in:
Interest receivable	(398)	(331)
Deferred loan fees	184	34
Accrued interest payable and other liabilities	(1,406)	(2,562)
Income taxes receivable	80	1,415
Other assets	(656)	(429)

Net cash provided by operating activities	10,070	10,539

Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale investment securities	49,692	59,905
Purchase of available-for-sale investment securities	(43,539)	(40,852)
Net loan principal originations	(36,602)	(26,619)
Net purchase of property and equipment	(275)	(740)
Proceeds on sale of foreclosed assets	4,831	311
Redemption of Federal Home Loan Bank stock	198	196
Cash consideration paid, net of cash acquired in merger	—	(2,891)

Net cash used by investing activities	(25,695)	(10,690)

Cash flows from financing activities:
Change in deposits	41,674	(38,736)
Change in federal funds purchased and Federal Home Loan Bank short-term borrowings	5,760	42,090
Proceeds from Federal Home Loan Bank term advances originated	—	(2,000)
Proceeds from stock options exercised	189	—
Excess tax benefit from stock options exercised	(14)	—
Dividends paid	(7,343)	(5,358)
Repurchase of common stock	(1,800)	—
Vested SARs and RSUs surrendered by employee to cover tax consequence	(506)	(284)

Net cash provided (used) by financing activities	37,960	(4,288)

Net change in cash and cash equivalents	22,335	(4,439)
Cash and cash equivalents, beginning of period	21,108	28,701

Cash and cash equivalents, end of period	$43,443	$24,262

Supplemental information:
Noncash investing and financing activities:
Transfers of loans to foreclosed assets	$—	$490
Change in fair value of securities, net of deferred income taxes	$3,733	$(5,582)
Cash paid during the period for:
Income taxes	$4,195	$3,960
Interest	$2,274	$2,434

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

A complete set of Notes to Consolidated Financial Statements is a part of the Company’s 2013 Form 10-K filed March 14, 2014. The notes below are included due to material changes in the consolidated financial statements or to provide the reader with additional information not otherwise available. In preparing these consolidated financial statements, the Company has evaluated subsequent events and transactions for potential recognition or disclosure in the consolidated financial statements. All dollar amounts in the following notes are expressed in thousands, except share and per share amounts or where otherwise indicated.

Certain amounts contained in the prior period consolidated financial statements have been reclassified where appropriate to conform to the financial statement presentation used in the current period. These reclassifications had no effect on previously reported net income, earnings per share or retained earnings.

NOTE 1 - BASIS OF PRESENTATION

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

The accompanying consolidated financial statements have been prepared by the Company without audit and in conformity with generally accepted accounting principles in the United States of America for interim financial information. The consolidated financial statements include all adjustments and normal accruals, which the Company considers necessary for a fair presentation of the results of operations for such interim periods. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, as of the date of the balance sheets and income and expenses for the periods. Actual results could differ from those estimates.

The balance sheet data as of December 31, 2013, was derived from audited financial statements, but does not include all disclosures contained in the Company’s 2013 Form 10-K. The interim consolidated financial statements should be read in conjunction with the December 31, 2013, consolidated financial statements, including the notes thereto, included in the Company’s 2013 Form 10-K.

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair values of securities available-for-sale at June 30, 2014, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Unrealized Loss Positions
Obligations of U.S. government agencies	$2,998	$—	$(45)	$2,953
Obligations of states and political subdivisions	23,272	—	(586)	22,686
Private-label mortgage-backed securities	1,246	—	(64)	1,182
Mortgage-backed securities	43,063	—	(480)	42,583
SBA variable rate pools	5,230	—	(40)	5,190

	$75,809	$—	$(1,215)	$74,594

Unrealized Gain Positions
Obligations of U.S. government agencies	$33,645	$565	$—	$34,209
Obligations of states and political subdivisions	56,275	2,719	—	58,994
Private-label mortgage-backed securities	3,154	107	—	3,261
Mortgage-backed securities	166,464	3,672	—	170,137
SBA variable rate pools	3,422	28	—	3,450

	$262,960	$7,091	$—	$270,051

	$338,769	$7,091	$(1,215)	$344,645

At June 30, 2014, of the 392 investment securities held, there were 81 in unrealized loss positions. Unrealized losses existed on certain securities classified as obligations of U.S. government agencies, obligations of state and political subdivisions, private-label mortgage-backed securities, mortgage-backed securities and SBA variable rate pools. The unrealized losses on mortgage-backed securities and securities that are obligations of U.S. government agencies were deemed to be temporary, as these securities retain strong credit ratings, continue to perform adequately, and are backed by various government-sponsored enterprises. These decreases in fair value are associated with the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and are not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities has resulted from current economic conditions. Although yields on these securities may be below market rates during the period, no loss of principal is expected.

The following table presents a summary of securities in a continuous unrealized loss position at June 30, 2014:

	Securities in	Gross	Securities in	Gross
	Continuous	Unrealized Loss	Continuous	Unrealized Loss
	Unrealized	on Securities	Unrealized	on Securities
	Loss	in Loss	Loss	in Loss
	Position for	Position for	Position for	Position for
	Less Than	Less Than	12 Months	12 Months
	12 Months	12 Months	or Longer	or Longer
Obligations of U.S. government agencies	$—	$—	$2,953	$45
Obligations of states and political subdivisions	5,515	24	17,171	562
Private-label mortgage-backed securities	329	3	854	61
Mortgage-backed securities	8,305	27	34,278	453
SBA variable rate pools	5,189	40	—	—

	$19,338	$94	$55,256	$1,121

During the second quarter 2014, management reviewed all private label mortgage backed securities for the presence of other-than-temporary impairment (“OTTI”). During this review, it was determined that other-than-temporary impairment existed on one classified private-label mortgage-backed security. After further analysis, it was also determined that future impairment was possible, based on the performance of the security. Instead of recording OTTI, management sold the security at a loss during second quarter 2014 to limit potential future losses. Therefore, no additional OTTI was booked during the period ended June 30, 2014.

Management’s OTTI evaluation included the use of independently generated third-party credit surveillance reports that analyze the loans underlying each security. These reports include estimates of default rates and severities, life collateral loss rates, and static voluntary prepayment assumptions to generate estimated cash flows at the individual security level. Additionally, management considered factors such as downgraded credit ratings, severity and duration of the impairments, the stability of the issuers, and any discounts paid when the securities were purchased. Management has considered all available information related to the collectability of the impaired investment securities and believes that the estimated credit loss is appropriate.

Following is a tabular roll-forward of the amount of credit-related OTTI recognized in earnings during the three and six months ended June 30, 2014, and 2013:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance, beginning of period:	$227	$220	$227	$204
Additions:
Initial OTTI credit loss	—	—	—	16

Balance, end of period:	$227	$220	$227	$220

At June 30, 2014, six of the Company’s private-label mortgage-backed securities with an amortized cost of $2,050 were classified as substandard as their underlying credit was considered impaired. Securities with an amortized cost of $2,593 and $2,858 were classified as substandard at December 31, 2013, and June 30, 2013, respectively.

At June 30, 2014, the projected average life of the securities portfolio was 4.24 years.

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2013, were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Unrealized Loss Positions
Obligations of U.S. government agencies	$17,268	$—	$(276)	$16,992
Obligations of states and political subdivisions	40,408	—	(2,180)	38,228
Private-label mortgage-backed securities	2,679	—	(245)	2,434
Mortgage-backed securities	103,851	—	(1,928)	101,923
SBA variable rate pools	3,722	—	(44)	3,678

	$167,928	$—	$(4,673)	$163,255

Unrealized Gain Positions
Obligations of U.S. government agencies	$13,515	$340	$—	$13,855
Obligations of states and political subdivisions	39,210	1,357	—	40,567
Private-label mortgage-backed securities	2,790	90	—	2,880
Mortgage-backed securities	119,181	2,616	—	121,797
SBA variable rate pools	5,004	28	—	5,032

	$179,700	$4,431	$—	$184,131

	$347,628	$4,431	$(4,673)	$347,386

At December 31, 2013, of the 445 investment securities held, there were 187 in unrealized loss positions. The following table presents a summary of securities in a continuous unrealized loss position at December 31, 2013:

	Securities in	Gross	Securities in	Gross
	Continuous	Unrealized Loss	Continuous	Unrealized Loss
	Unrealized	on Securities	Unrealized	on Securities
	Loss	in Loss	Loss	in Loss
	Position for	Position for	Position for	Position for
	Less Than	Less Than	12 Months	12 Months
	12 Months	12 Months	or Longer	or Longer
Obligations of U.S. government agencies	$16,992	$276	$—	$—
Obligations of states and political subdivisions	36,873	2,053	1,356	127
Private-label mortgage-backed securities	1,256	44	1,178	201
Mortgage-backed securities	68,647	1,309	33,275	619
SBA variable rate pools	3,678	44	—	—

	$127,446	$3,726	$35,809	$947

The amortized cost and estimated fair values of securities available-for-sale at June 30, 2013, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Unrealized Loss Positions
Obligations of U.S. government agencies	$9,617	$—	$(149)	$9,468
Obligations of states and political subdivisions	37,091	—	(2,267)	34,824
Private-label mortgage-backed securities	3,805	—	(244)	3,561
Mortgage-backed securities	124,061	—	(2,248)	121,813

	$174,574	$—	$(4,908)	$169,666

Unrealized Gain Positions
Obligations of U.S. government agencies	$10,535	$346	$—	$10,881
Obligations of states and political subdivisions	41,665	1,576	—	43,241
Private-label mortgage-backed securities	3,443	133	—	3,576
Mortgage-backed securities	127,120	2,910	—	130,030

	$182,763	$4,965	$—	$187,728

	$357,337	$4,965	$(4,908)	$357,394

At June 30, 2013, of the 449 investments held, there were 194 investment securities in unrealized loss positions. The following table presents a summary of securities in a continuous unrealized loss position at June 30, 2013:.

	Securities in	Gross	Securities in	Gross
	Continuous	Unrealized Loss	Continuous	Unrealized Loss
	Unrealized	on Securities	Unrealized	on Securities
	Loss	in Loss	Loss	in Loss
	Position for	Position for	Position for	Position for
	Less Than	Less Than	12 Months	12 Months
	12 Months	12 Months	or Longer	or Longer
Obligations of U.S. government agencies	$9,468	$149	$—	$—
Obligations of states and political subdivisions	34,824	2,267	—	—
Private-label mortgage-backed securities	1,884	13	1,677	231
Mortgage-backed securities	108,707	2,057	13,106	191

	$154,883	$4,486	$14,783	$422

The amortized cost and estimated fair value of securities at June 30, 2014, December 31, 2013, and June 30, 2013, by maturity are shown below. Obligations of U.S. government agencies and states and political subdivisions are shown by contractual maturity. Mortgage-backed securities and SBA variable pools are shown by projected average life.

	June 30, 2014		December 31, 2013		June 30, 2013
		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Due in one year or less	$14,995	$15,258	$18,707	$18,870	$35,728	$35,883
Due after one year through 5 years	206,570	209,960	217,713	219,375	162,947	164,240
Due after 5 years through 10 years	76,115	77,761	66,103	65,432	153,345	152,465
Due after 10 years	41,089	41,666	45,105	43,709	5,317	4,806

	$338,769	$344,645	$347,628	$347,386	$357,337	$357,394

During the second quarter 2014, one security was sold with a book value of $238. The security was sold at a loss of $100. There were no securities sold during the second quarter of 2013.

At June 30, 2014, securities with an aggregate amortized cost of $23,123 (estimated aggregate market value of $23,416) were pledged to secure certain public deposits as required by law. At June 30, 2014, securities with an aggregate amortized cost of $2,474 (estimated aggregate market value of $2,548) were pledged for repurchase accounts. At June 30, 2014, there were no balances outstanding on any repurchase agreements.

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

Major classifications of period-end loans are as follows:

	June 30, 2014	% of Gross Loans	December 31, 2013	% of Gross Loans	June 30, 2013	% of Gross Loans
Real estate loans
Multi-family residential	$50,867	4.93%	$46,217	4.65%	$45,142	4.70%
Residential 1-4 family	46,287	4.49%	46,438	4.67%	51,312	5.34%
Owner-occupied commercial	255,562	24.78%	249,311	25.06%	238,332	24.82%
Nonowner-occupied commercial	182,141	17.66%	158,786	15.96%	172,159	17.93%

Total permanent real estate loans	534,857	51.86%	500,752	50.34%	506,945	52.79%
Construction loans
Multi-family residential	19,539	1.89%	23,419	2.35%	23,925	2.49%
Residential 1-4 family	33,951	3.29%	26,512	2.67%	26,277	2.74%
Commercial real estate	28,019	2.72%	30,516	3.07%	20,317	2.12%
Commercial bare land and acquisition & development	11,096	1.08%	11,473	1.15%	10,664	1.11%
Residential bare land and acquisition & development	6,240	0.61%	6,990	0.70%	8,087	0.84%

Total construction real estate loans	98,845	9.59%	98,910	9.94%	89,270	9.30%

Total real estate loans	633,702	61.45%	599,662	60.28%	596,215	62.09%
Commercial loans	392,810	38.10%	390,301	39.24%	359,397	37.41%
Consumer loans	3,410	0.33%	3,878	0.39%	3,922	0.41%
Other loans	1,207	0.12%	928	0.09%	899	0.09%

Gross loans	1,031,129	100.00%	994,769	100.00%	960,433	100.00%
Deferred loan origination fees	(1,108)		(924)		(875)

	1,030,021		993,845		959,558
Allowance for loan losses	(15,675)		(15,917)		(16,303)

Total loans, net of allowance for loan losses and net deferred fees	$1,014,346		$977,928		$943,255

At June 30, 2014, outstanding loans to dental professionals totaled $302,822 and represented 29.37% of total outstanding loans compared to dental professional loans of $307,268 or 30.89% of total outstanding loans at December 31, 2013, and $290,543 or 30.25% of total outstanding loans at June 30, 2013. See Note 4 for additional information on the dental loan portfolio. There are no other industry concentrations in excess of 10% of the total loan portfolio. However, as of June 30, 2014, 61.45% of the Company’s loan portfolio was collateralized by real estate and is, therefore, susceptible to changes in real estate market conditions.

Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the three and six months ended June 30, 2014, and 2013 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$15,394	$16,312	$15,917	$16,345
Provision charged to income	—	—	—	250
Loans charged against allowance	(30)	(230)	(631)	(828)
Recoveries credited to allowance	311	221	389	536

Balance, end of period	$15,675	$16,303	$15,675	$16,303

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

The adequacy of the allowance for loan losses and the reserve for unfunded commitments is determined using a systematic methodology and is monitored regularly based on management’s evaluation of numerous factors. For each portfolio segment, these factors include:

•	The quality of the current loan portfolio,

•	The trend in the migration of the loan portfolio’s risk ratings,

•	The velocity of migration of losses and potential losses,

•	Current economic conditions,

•	Loan concentrations,

•	Loan growth rates,

•	Past-due and nonperforming trends,

•	Evaluation of specific loss estimates for all significant problem loans,

•	Recovery experience, and

•	Peer comparison loss rates.

A summary of the activity in the allowance for loan losses by major loan classification follows:

	For the three months ended June 30, 2014
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total

Beginning balance	$5,403	$7,229	$1,583	$63	$1,116	$15,394
Charge-offs	(24)	(6)	—	—	—	(30)
Recoveries	144	161	5	1	—	311
Provision (reclassification)	73	45	(248)	(5)	135	—

Ending balance	$5,596	$7,429	$1,340	$59	$1,251	$15,675

	For the six months ended June 30, 2014
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total

Beginning balance	$5,113	$7,668	$1,493	$68	$1,575	$15,917
Charge-offs	(441)	(30)	(155)	(5)	—	(631)
Recoveries	216	162	8	3	—	389
Provision (reclassification)	708	(371)	(6)	(7)	(324)	—

Ending balance	$5,596	$7,429	$1,340	$59	$1,251	$15,675

At June 30, 2014, the allowance for loan losses on dental loans was $4,136 compared to $3,730 at December 31, 2013 and $3,522 at June 30, 2013. See Note 4 for additional information on the dental loan portfolio.

	Balances as of June 30, 2014
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$5,580	$7,423	$1,219	$59	$1,251	$15,532
Ending allowance: individually evaluated for impairment	16	6	121	—	—	143

Total ending allowance	$5,596	$7,429	$1,340	$59	$1,251	$15,675

Ending loan balance: collectively evaluated for impairment	$389,823	$528,734	$98,480	$3,410	$—	$1,020,447
Ending loan balance: individually evaluated for impairment	4,194	6,123	365	—	—	10,682

Total ending loan balance	$394,017	$534,857	$98,845	$3,410	$—	$1,031,129

	Balances as of December 31, 2013
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$5,095	$7,667	$1,455	$68	$1,575	$15,860
Ending allowance: individually evaluated for impairment	18	1	38	—	—	57

Total ending allowance	$5,113	$7,668	$1,493	$68	$1,575	$15,917

Ending loan balance: collectively evaluated for impairment	$386,332	$495,924	$98,627	$3,878	$—	$984,761
Ending loan balance: individually evaluated for impairment	4,897	4,828	283	—	—	10,008

Total ending loan balance	$391,229	$500,752	$98,910	$3,878	$—	$994,769

	Balances as of June 30, 2013
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$4,733	$9,195	$1,557	$65	$721	$16,271
Ending allowance: individually evaluated for impairment	27	5	—	—	—	32

Total ending allowance	$4,760	$9,200	$1,557	$65	$721	$16,303

Ending loan balance: collectively evaluated for impairment	$356,441	$500,664	$88,694	$3,922	$—	$949,721
Ending loan balance: individually evaluated for impairment	3,855	6,281	576	—	—	10,712

Total ending loan balance	$360,296	$506,945	$89,270	$3,922	$—	$960,433

Management believes that the allowance for loan losses was adequate as of June 30, 2014. However, future loan losses may exceed the levels provided for in the allowance for loan losses and could possibly result in additional charges to the provision for loan losses.

Credit Quality Indicators

The Company uses the following loan grades, which are also often used by regulators when assessing the credit quality of a loan portfolio.

Pass – Credit exposure in this category ranges between the highest credit quality to average credit quality. Primary repayment sources generate satisfactory debt service coverage under normal conditions. Cash flow from recurring sources is expected to continue to produce adequate debt service capacity. There are many levels of credit quality contained in the Pass definition, but none of the loans contained in this category rise to the level of Special Mention. This category includes loans with an internal risk rating of 1-6.

Special Mention – A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. The Bank strictly and carefully employs the FDIC definition in assessing assets that may apply to this category. It is apparent that in many cases asset weaknesses relevant to this definition either (1) better fit a definition of a “well-defined weakness,” or (2) in management’s experience ultimately migrate to worse risk grade categories, such as Substandard and Doubtful. Consequently, management elects to downgrade most potential Special Mention credits to Substandard or Doubtful, and therefore adopts a conservative risk grade process in the use of the Special Mention risk grade. This category includes loans with an internal risk rating of 7.

Substandard – A Substandard asset is inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans in this category are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified Substandard. This category includes loans with an internal risk rating of 8.

Doubtful – An asset classified as Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values, highly questionable and improbable. This category includes loans with an internal risk rating of 9.

Management strives to consistently apply these definitions when allocating its loans by loan grade. The loan portfolio is continuously monitored for changes in credit quality and management takes appropriate action to update the loan risk ratings accordingly. Management has not changed the Company’s policy towards its use of credit quality indicators during the periods reported.

The following tables present the Company’s loan portfolio information by loan type and credit grade at June 30, 2014, December 31, 2013, and June 30, 2013:

Credit Quality Indicators

As of June 30, 2014

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Real estate loans
Multi-family residential	$49,341	$—	$1,526	$—	$50,867
Residential 1-4 family	38,453	—	7,834	—	46,287
Owner-occupied commercial	244,255	4,219	7,088	—	255,562
Nonowner-occupied commercial	178,168	—	3,973	—	182,141

Total real estate loans	510,217	4,219	20,421	—	534,857

Construction
Multi-family residential	19,539	—	—	—	19,539
Residential 1-4 family	33,951	—	—	—	33,951
Commercial real estate	28,019	—	—	—	28,019
Commercial bare land and acquisition & development	10,866	—	230	—	11,096
Residential bare land and acquisition & development	5,487	—	753	—	6,240

Total construction loans	97,862	—	983	—	98,845

Commercial and other	380,601	—	13,416	—	394,017

Consumer	3,398	—	12	—	3,410

Totals	$992,078	$4,219	$34,832	$—	$1,031,129

Credit Quality Indicators

As of December 31, 2013

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Real estate loans
Multi-family residential	$44,677	$—	$1,540	$—	$46,217
Residential 1-4 family	37,831	—	8,607	—	46,438
Owner-occupied commercial	239,539	4,278	5,494	—	249,311
Nonowner-occupied commercial	153,055	—	5,731	—	158,786

Total real estate loans	475,102	4,278	21,372	—	500,752

Construction
Multi-family residential	23,419	—	—	—	23,419
Residential 1-4 family	26,145	—	367	—	26,512
Commercial real estate	28,978	—	1,538	—	30,516
Commercial bare land and acquisition & development	11,223	—	250	—	11,473
Residential bare land and acquisition & development	4,346	—	2,644	—	6,990

Total construction loans	94,111	—	4,799	—	98,910

Commercial and other	378,828	—	12,401	—	391,229

Consumer	3,856	—	22	—	3,878

Totals	$951,897	$4,278	$38,594	$—	$994,769

Credit Quality Indicators

As of June 30, 2013

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Real estate loans
Multi-family residential	$43,827	$—	$1,315	$—	$45,142
Residential 1-4 family	41,817	—	9,495	—	51,312
Owner-occupied commercial	227,870	—	10,462	—	238,332
Nonowner-occupied commercial	166,940	—	5,219	—	172,159

Total real estate loans	480,454	—	26,491	—	506,945

Construction
Multi-family residential	23,925	—	—	—	23,925
Residential 1-4 family	26,171	—	106	—	26,277
Commercial real estate	18,741	—	1,576	—	20,317
Commercial bare land and acquisition & development	10,472	—	192	—	10,664
Residential bare land and acquisition & development	4,780	—	3,307	—	8,087

Total construction loans	84,089	—	5,181	—	89,270

Commercial and other	349,598	—	10,698	—	360,296

Consumer	3,888	—	34	—	3,922

Totals	$918,029	$—	$42,404	$—	$960,433

At June 30, 2014, December 31, 2013, and June 30, 2013, the Company had $417, $532 and $718, respectively, in unfunded commitments on its classified loans, which is included in the calculation of our classified asset ratio.

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

The following tables present an aging analysis of past due and nonaccrual loans at June 30, 2014, December 31, 2013, and June 30, 2013:

Age Analysis of Loans Receivable

As of June 30, 2014

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$50,867	$50,867
Residential 1-4 family	—	—	—	473	473	45,814	46,287
Owner-occupied commercial	—	—	—	1,703	1,703	253,859	255,562
Nonowner-occupied commercial	38	520	—	708	1,266	180,875	182,141

Total real estate loans	38	520	—	2,884	3,442	531,415	534,857

Construction
Multi-family residential	—	—	—	—	—	19,539	19,539
Residential 1-4 family	—	—	—	—	—	33,951	33,951
Commercial real estate	—	—	—	—	—	28,019	28,019
Commercial bare land and acquisition & development	—	—	—	—	—	11,096	11,096
Residential bare land and acquisition & development	—	—	—	—	—	6,240	6,240

Total construction loans	—	—	—	—	—	98,845	98,845

Commercial and other	—	247	—	2,047	2,294	391,723	394,017

Consumer	9	—	—	—	9	3,401	3,410

Total	$47	$767	$—	$4,931	$5,745	$1,025,384	$1,031,129

Age Analysis of Loans Receivable

As of December 31, 2013

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$46,217	$46,217
Residential 1-4 family	137	—	—	636	773	45,665	46,438
Owner-occupied commercial	488	—	—	1,685	2,173	247,138	249,311
Nonowner-occupied commercial	1,188	—	—	136	1,324	157,462	158,786

Total real estate loans	1,813	—	—	2,457	4,270	496,482	500,752

Construction
Multi-family residential	—	—	—	—	—	23,419	23,419
Residential 1-4 family	—	—	—	—	—	26,512	26,512
Commercial real estate	—	—	—	—	—	30,516	30,516
Commercial bare land and acquisition & development	—	—	—	—	—	11,473	11,473
Residential bare land and acquisition & development	—	—	—	—	—	6,990	6,990

Total construction loans	—	—	—	—	—	98,910	98,910

Commercial and other	436	—	—	2,886	3,322	387,907	391,229

Consumer	5	1	—	—	6	3,872	3,878

Total	$2,254	$1	$—	$5,343	$7,598	$987,171	$994,769

Age Analysis of Loans Receivable

As of June 30, 2013

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$45,142	$45,142
Residential 1-4 family	198	—	—	1,243	1,441	49,871	51,312
Owner-occupied commercial	151	—	—	3,097	3,248	235,084	238,332
Nonowner-occupied commercial	558	—	—	—	558	171,601	172,159

Total real estate loans	907	—	—	4,340	5,247	501,698	506,945

Construction
Multi-family residential	—	—	—	—	—	23,925	23,925
Residential 1-4 family	—	—	—	—	—	26,277	26,277
Commercial real estate	38	—	—	—	38	20,279	20,317
Commercial bare land and acquisition & development	—	—	—	—	—	10,664	10,664
Residential bare land and acquisition & development	—	—	—	101	101	7,986	8,087

Total construction loans	38	—	—	101	139	89,131	89,270

Commercial and other	74	—	—	2,890	2,964	357,332	360,296

Consumer	2	—	—	—	2	3,920	3,922

Total	$1,021	$—	$—	$7,331	$8,352	$952,081	$960,433

Impaired Loans

Regular credit reviews of the portfolio are performed to identify loans that are considered potentially impaired. A loan is considered impaired when, based on current information and events, the Company is unlikely to collect all principal and interest due according to the terms of the loan agreement. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. Impaired loans are often reported net of government guarantees to the extent that the guarantees are expected to be collected. Impaired loans generally include all loans classified as nonaccrual and troubled debt restructurings. Impaired loans are included in the specific calculation of allowance for loan losses.

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

The following tables display an analysis of the Company’s impaired loans at June 30, 2014, December 31, 2013, and June 30, 2013:

Impaired Loan Analysis

As of June 30, 2014

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation

Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	730	316	1,046	1,373	1,254	4
Owner-occupied commercial	2,601	166	2,767	3,001	2,769	2
Nonowner-occupied commercial	2,310	—	2,310	2,317	1,078	—

Total real estate loans	5,641	482	6,123	6,691	5,101	6

Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	—	365	365	365	372	121

Total construction loans	—	365	365	365	372	121

Commercial and other	3,672	522	4,194	9,333	4,926	16

Consumer	—	—	—	—	—	—

Total impaired loans	$9,313	$1,369	$10,682	$16,389	$10,399	$143

Impaired Loan Analysis

As of December 31, 2013

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation

Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	912	317	1,229	1,633	2,229	1
Owner-occupied commercial	2,767	—	2,767	3,000	3,359	—
Nonowner-occupied commercial	832	—	832	835	799	—

Total real estate loans	4,511	317	4,828	5,468	6,387	1

Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	133	—
Residential bare land and acquisition & development	—	283	283	373	413	38

Total construction loans	—	283	283	373	546	38

Commercial and other	4,368	529	4,897	10,627	4,100	18

Consumer	—	—	—	—	—	—

Total impaired loans	$8,879	$1,129	$10,008	$16,468	$11,033	$57

Impaired Loan Analysis

As of June 30, 2013

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation

Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	1,534	318	1,852	2,607	2,821	5
Owner-occupied commercial	3,520	—	3,520	4,093	3,588	—
Nonowner-occupied commercial	909	—	909	909	721	—

Total real estate loans	5,963	318	6,281	7,609	7,130	5

Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	192	—	192	252	202	—
Residential bare land and acquisition & development	384	—	384	546	531	—

Total construction loans	576	—	576	798	733	—

Commercial and other	1,971	1,884	3,855	8,838	3,544	27

Consumer	—	—	—	—	—	—

Total impaired loans	$8,510	$2,202	$10,712	$17,245	$11,407	$32

The impaired balances reported above are not adjusted for government guarantees of $1,151, $1,532, and $1,172 at June 30, 2014, December 31, 2013, and June 30, 2013, respectively. The recorded investment in impaired loans, net of government guarantees, totaled $9,531, $8,476 and $9,540 at June 30, 2014, December 31, 2013, and June 30, 2013, respectively.

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

The following table displays the Company’s TDRs by class at June 30, 2014, December 31, 2013, and June 30, 2013:

	Troubled Debt Restructurings as of
	June 30, 2014		December 31, 2013		June 30, 2013
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
Real estate
Multifamily residential	—	$—	—	$—	—	$—
Residential 1-4 family	7	795	7	819	10	847
Owner-occupied commercial	5	1,988	5	1,949	5	2,013
Non owner-occupied commercial	3	2,309	2	714	2	696

Total real estate loans	15	5,092	14	3,482	17	3,556
Construction
Multifamily residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—	5	101

Total construction loans	—	—	—	—	5	101

Commercial and other	11	2,553	10	2,379	10	1,117

Consumer	—	—	—	—	—	—

Total	26	$7,645	24	$5,861	32	$4,774

The recorded investment in TDRs on nonaccrual status totaled $2,260, $1,597, and $2,081 at June 30, 2014, December 31, 2013, and June 30, 2013, respectively. The Company’s policy is that loans placed on nonaccrual will typically remain on nonaccrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain. The Company’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

For the six months ended June 30, 2014, the Company identified four TDRs that were newly considered impaired for which impairment was previously measured under the Company’s general loan loss allowance methodology. At June 30, 2014, the total recorded investment in such receivables was $2,455, and the associated allowance for loan losses was $0.

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

Combination Modification - Any other type of modification, including the use of multiple types of modifications.

The following tables present newly restructured loans that occurred during the six months ended June 30, 2014, and 2013, respectively:

Troubled Debt Restructurings Identified During the six months ended June 30, 2014
	Rate Modification	Term Modification	Interest-only Modification	Combination Modification

Real estate
Multi-family residential	$—	$—	$—	$—
Residential 1-4 family	—	—	—	—
Owner-occupied commercial	—	—	—	—
Nonowner-occupied commercial	—	1,601	—	—

Total real estate loans	—	1,601	—	—

Construction
Multi-family residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—

Commercial and other	—	280	574	—

Consumer	—	—	—	—

Total	$—	$1,881	$574	$—

	Troubled Debt Restructurings Identified During the six months ended June 30, 2013
	Rate Modification	Term Modification	Interest-only Modification	Combination Modification

Real estate
Multi-family residential	$—	$—	$—	$—
Residential 1-4 family	318	—	—	—
Owner-occupied commercial	—	—	—	—
Nonowner-occupied commercial	558	—	—	—

Total real estate loans	876	—	—	—

Construction
Multi-family residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—

Commercial and other	—	—	—	683

Consumer	—	—	—	—

Total	$876	$—	$—	$683

Subsequent to a loan being classified as a TDR, a borrower may become unwilling or unable to abide by the terms of the modified agreement. In such cases of default, the Company takes appropriate action to recover principal and interest payments including the use of foreclosure proceedings. The following table presents loans receivable modified as TDRs that subsequently defaulted within the first twelve months of restructure during the period:

Troubled Debt Restructurings that Subsequently Defaulted During the six months ended June 30,
	2014		2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate
Multi-family residential	—	$—	—	$—
Residential 1-4 family	—	—	—	—
Owner-occupied commercial	—	—	—	—
Nonowner-occupied commercial	—	—	—	—

Total real estate loans	—	—	—	—

Construction
Multi-family residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	1	101

Total construction loans	—	—	1	101

Commercial and other	—	—	2	50

Consumer	—	—	—	—

Total	—	$—	3	$151

At June 30, 2014, December 31, 2013, and June 30, 2013, the Company had no commitments to lend additional funds on loans restructured as TDRs.

NOTE 4 – DENTAL LOAN PORTFOLIO

To assist in understanding the concentrations and risks associated with the Company’s loan portfolio, the following Note has been included to provide additional information relating to the Company’s dental loan portfolio. At June 30, 2014, December 31, 2013, and June 30, 2013, loans to dental professionals totaled $302,822, $307,268, and $290,543, respectively, and represented 29.37%, 30.89% and 30.25% in principal amount of total outstanding loans as of such dates. As of June 30, 2014, December 31, 2013, and June 30, 2013, the dental loans were supported by government guarantees totaling $13,967, $16,470 and $17,272, respectively. These guarantees represented 4.61%, 5.36% and 5.94% in principal amount of the outstanding dental loan balances as of such respective dates. The Company defines a “dental loan” as a loan to dental professionals for the purpose of practice expansion, acquisition or other purpose supported by the cash flows of a dental practice.

Loan Classification

Major classifications of dental loans at June 30, 2014, December 31, 2013, and June 30, 2013, were as follows:

	June 30,	December 31,	June 30,
	2014	2013	2013
Real estate secured loans:
Owner-occupied commercial	$61,452	$59,279	$59,070
Other dental real estate loans	2,663	1,967	2,104

Total permanent real estate loans	64,115	61,246	61,174

Dental construction loans	388	5,810	4,760

Total real estate loans	64,503	67,056	65,934

Commercial loans	238,319	240,212	224,609

Gross loans	$302,822	$307,268	$290,543

Market Area

The Bank’s defined “local market area” is within the states of Oregon and Washington, west of the Cascade Mountain Range. This area is serviced by branch locations in Eugene, Oregon; Portland, Oregon; and Seattle, Washington. The Company also makes national dental loans throughout the United States. National loan relationships are maintained and serviced by Bank personnel primarily located in Portland. The following table summarizes the Company’s dental lending by borrower location:

	June 30,	December 31,	June 30,
	2014	2013	2013
Local	$169,102	$178,673	$188,205
National	133,720	128,595	102,338

Total	$302,822	$307,268	$290,543

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$3,901	$3,043	$3,730	$2,683
Provision	217	453	795	1,236
Loans charged against allowance	(31)	(7)	(447)	(444)
Recoveries credited to allowance	49	33	58	47

Balance, end of period	$4,136	$3,522	$4,136	$3,522

Credit Quality

Please refer to Note 3 for additional information on the definitions of the credit quality indicators.

The following tables present the Company’s dental loan portfolio by market and credit grade at June 30, 2014, December 31, 2013, and June 30, 2013:

As of June 30, 2014

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Local	$163,049	$—	$6,053	$—	$169,102
National	132,520	—	1,200	—	133,720

Total	$295,569	$—	$7,253	$—	$302,822

As of December 31, 2013

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Local	$172,708	$—	$5,965	$—	$178,673
National	127,842	—	753	—	128,595

Total	$300,550	$—	$6,718	$—	$307,268

As of June 30, 2013

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Local	$182,706	$—	$5,499	$—	$188,205
National	101,423	—	915	—	102,338

Total	$284,129	$—	$6,414	$—	$290,543

Past Due and Nonaccrual Loans

The following tables present an aged analysis of the dental loan portfolio by market, including nonaccrual loans, as of June 30, 2014, December 31, 2013, and June 30, 2013:

As of June 30, 2014

			Greater
	30-59 Days	60-89 Days	Than 90 Days		Total Past
	Past Due	Past Due	Past Due		Due and	Total	Total Loans
	Still Accruing	Still Accruing	Still Accruing	Nonaccrual	Nonaccrual	Current	Receivable

Local	$—	$—	$—	$1,028	$1,028	$168,074	$169,102
National	—	—	—	222	222	133,498	133,720

Total	$—	$—	$—	$1,250	$1,250	$301,572	$302,822

As of December 31, 2013

			Greater
	30-59 Days	60-89 Days	Than 90 Days		Total Past
	Past Due	Past Due	Past Due		Due and	Total	Total Loans
	Still Accruing	Still Accruing	Still Accruing	Nonaccrual	Nonaccrual	Current	Receivable

Local	$—	$—	$—	$2,176	$2,176	$176,497	$178,673
National	—	—	—	224	224	128,371	128,595

Total	$—	$—	$—	$2,400	$2,400	$304,868	$307,268

As of June 30, 2013

			Greater
	30-59 Days	60-89 Days	Than 90 Days		Total Past
	Past Due	Past Due	Past Due		Due and	Total	Total Loans
	Still Accruing	Still Accruing	Still Accruing	Nonaccrual	Nonaccrual	Current	Receivable

Local	$—	$—	$—	$796	$796	$187,409	$188,205
National	—	—	—	—	—	102,338	102,338

Total	$—	$—	$—	$796	$796	$289,747	$290,543

NOTE 5 – FEDERAL FUNDS AND OVERNIGHT FUNDS PURCHASED

At June 30, 2014, the Company had unsecured federal funds borrowing lines with various correspondent banks totaling $129,000. At June 30, 2014, December 31, 2013, and June 30, 2013, there was $6,410, $5,150, and $7,660 outstanding on these lines, respectively.

The Company also has a secured overnight borrowing line available from the Federal Reserve Bank of San Francisco (“FRB”) that totaled $101,122, $92,579 and $93,314 at June 30, 2014, December 31, 2013, and June 30, 2013, respectively. At June 30, 2014, the FRB borrowing line was secured by the pledge of approximately $135,964 of commercial loans under the Company’s Borrower-In-Custody program. At June 30, 2014, December 31, 2013, and June 30, 2013, there were no outstanding borrowings on this line.

NOTE 6 – FEDERAL HOME LOAN BANK BORROWINGS

The Company has a borrowing limit with the Federal Home Loan Bank (“FHLB”) equal to 30% of total assets, subject to the value of discounted collateral pledged. The Company does have the ability to access the FHLB excess stock pool, thus borrowing is not limited by FHLB stock held. At June 30, 2014, the maximum borrowing line was $449,629; however, the FHLB borrowing line was limited by the discounted value of collateral pledged. The Company had pledged $461,303 in real estate loans to the FHLB that had a discounted value of $284,453. There was $164,500 borrowed on this line at June 30, 2014.

At December 31, 2013, the maximum FHLB borrowing line was $434,963, and the Company had pledged real estate loans and securities to the FHLB with a discounted value of $229,547. There was $160,000 borrowed on this line at December 31, 2013.

At June 30, 2013, the maximum FHLB borrowing line was $429,322, and the Company had pledged real estate loans and securities to the FHLB with a discounted collateral value of $265,048. There was $162,000 borrowed on this line at June 30, 2013.

	Current	June 30,	December 31,	June 30,
	Rates	2014	2013	2013

Cash management advance	NA	$—	$—	$—
2013	—	—	—	121,000
2014	0.25% - 0.26%	123,500	119,000	—
2015	0.60% - 1.60%	13,500	13,500	13,500
2016	1.84% - 2.36%	22,500	22,500	22,500
2017	2.28%	3,000	3,000	3,000
2018	—	—	—	—
Thereafter	3.85%	2,000	2,000	2,000

		$164,500	$160,000	$162,000

NOTE 7 – SHARE-BASED COMPENSATION

The Company’s 2006 Stock Option and Equity Compensation Plan (the “2006 SOEC Plan”) authorizes the award of up to 1,550,000 shares in share-based awards. The awards granted under this plan are performance-based and are subject to vesting. The Compensation Committee of the Board of Directors may impose any terms or conditions on the vesting of an award that it determines to be appropriate. Awards granted generally vest over four years and have a maximum life of ten years. Awards may be granted at exercise prices of not less than 100% of the fair market value of the Company’s common stock at the grant date.

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

For the six months ended June 30, 2014, 14,996 restricted shares were granted and issued to directors with no restrictions imposed. Additionally, 127,051 RSUs were granted to employees during the first six months of 2014. Of the 127,051 RSUs granted, 116,771 vest over four years, 9,902 vest over two years, and 378 vested immediately. Shares of common stock will be issued as soon as practicable upon vesting. For the six months ended June 30, 2013, 10,179 restricted shares were granted and issued to directors with no restrictions imposed. Additionally, 145,420 RSUs were granted to employees during the first six months of 2013 which vest over four years. No other awards were granted during the six months ended June 30, 2014, and 2013.

The following table summarizes the shares and the grant-date fair market values of the equity-based awards granted during the three months ended June 30, 2014, and 2013:

	Three months ended
	June 30,
	2014		2013
	Shares	Fair Market Value	Shares	Fair Market Value
Equity-based awards:
Director restricted stock	14,996	$200	10,179	$110
Employee stock options	—	—	—	—
Employee stock SARs	—	—	—	—
Employee RSUs	127,051	1,679	145,420	1,571

	142,047	$1,879	155,599	$1,681

The following table provides a summary of the Company’s RSU activity, including the weighted average grant date fair value, for the six months ended June 30, 2014:

	Six months ended
	June 30, 2014
	Non-Vested Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, beginning of period	299,696	$9.79
Granted	127,051	13.21
Vested shares issued	(58,518)	9.65
Vested shares surrendered for taxes	(36,384)	9.65
Forfeited or expired	(12,987)	10.16

Balance, end of period	318,858	$11.18

The following table identifies the compensation expense recorded and tax benefits received by the Company on its share-based compensation plans for the three and six months ended June 30, 2014, and 2013:

	Three months ended
	June 30,
	2014		2013
	Compensation Expense	Tax Benefit	Compensation Expense	Tax Benefit
Equity-based awards:
Director restricted stock	$200	$76	$110	$39
Employee stock options	—	—	13	—
Employee stock SARs	—	—	26	10
Employee RSUs	331	126	229	87
Liability-based awards:
Employee cash SARs	15	6	—	—

	$546	$208	$378	$136

	Six months ended
	June 30,
	2014		2013
	Compensation Expense	Tax Benefit	Compensation Expense	Tax Benefit
Equity-based awards:
Director restricted stock	$200	$76	$110	$39
Employee stock options	13	—	43	—
Employee stock SARs	26	10	73	28
Employee RSUs	561	213	372	141
Liability-based awards:
Employee cash SARs	70	27	—	—

	$870	$326	$598	$208

The following table identifies stock options, employee stock SARs, and employee cash SARs exercised during the three and six months ended June 30, 2014:

	Three months ended
	June 30, 2014
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	—	$—	$—	—	NA
Employee stock SARs	1,961	$11.53	$3	189	NA
Employee cash SARs	2,219	$12.07	NA	NA	$3

	Six months ended
	June 30, 2014
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	16,779	$11.29	$57	—	NA
Employee stock SARs	14,140	$11.86	$25	1,629	NA
Employee cash SARs	6,445	$12.21	NA	NA	$8

No stock options, employee stock SARs or employee cash SARs were exercised during the six months ended June 30, 2013. The fair value of equity-based awards vested during the three months ended June 30, 2014, and 2013 was $85 and $232, respectively. No liability-based awards vested during the three months ended June 30, 2014. The fair value of the liability-based awards vested during the three months ended June 30, 2013 was $29.

At June 30, 2014, the Company had estimated unrecognized compensation expense of approximately $3,040 for unvested RSUs. These amounts are based on forfeiture rates of 20.00% for all stock options and SARs and 13.00% for all RSUs granted to employees. The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested RSUs was approximately 2.91 years as of June 30, 2014.

NOTE 8 – FAIR VALUE

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2014, December 31, 2013, and June 30, 2013, in accordance with the provisions of FASB ASC 825 “Financial Instruments.” The use of different assumptions and estimation methods could have a significant effect on the reported fair value amounts. Accordingly, the estimates of fair value herein are not necessarily indicative of the amounts that might be realized in a current market exchange.

	June 30, 2014		December 31, 2013		June 30, 2013
	Carrying		Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$43,443	$43,443	$21,108	$21,108	$24,262	$24,262
Securities available-for-sale	344,645	344,645	347,386	347,386	357,394	357,394
Loans	1,030,021	1,015,721	993,845	980,334	959,558	951,468
Federal Home Loan Bank stock	10,227	10,227	10,425	10,425	10,620	10,620
Interest receivable	5,101	5,101	4,703	4,703	5,101	5,101
Bank-owned life insurance	16,370	16,370	16,136	16,136	15,877	15,877
Swap derivative	218	218	405	405	351	351

Financial liabilities:
Deposits	$1,132,654	$1,132,917	$1,090,981	$1,091,355	$1,070,628	$1,070,016
Federal funds and overnight funds purchased	6,410	6,410	5,150	5,150	7,660	7,660
Federal Home Loan Bank borrowings	164,500	165,502	160,000	160,984	162,000	163,087
Junior subordinated debentures	8,248	2,326	8,248	2,265	8,248	2,211
Accrued interest payable	170	170	193	193	210	210

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

Bank-owned life insurance – The carrying amount is based on cash surrender value which approximates fair value.

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

The Company also adheres to the FASB guidance with regards to ASC 820, “Fair Value Measures.” This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement requires fair value measurement disclosure of all assets and liabilities that are carried at fair value on either a recurring or nonrecurring basis. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily accessible or available. The valuation techniques used are based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.

•	Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active or model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 – Unobservable inputs are used to measure fair value to the extent that observable inputs are not available. The Company’s own data used to develop unobservable inputs is adjusted for market consideration when reasonably available.

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

The following table presents information about the level in the fair value hierarchy for the Company’s assets and liabilities not measured and carried at fair value as of June 30, 2014, December 31, 2013, and June 30, 2013:

	Carrying Amount	Fair Value at June 30, 2014
		Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$43,443	$43,443	$—	$—
Loans	1,030,021	—	—	1,015,721
Federal Home Loan Bank stock	10,227	10,227	—	—
Interest receivable	5,101	5,101	—	—
Bank-owned life insurance	16,370	16,370	—	—

Financial liabilities:
Deposits	$1,132,654	$—	$1,132,917	$—
Federal funds and overnight funds purchased	6,410	6,410	—	—
Federal Home Loan Bank borrowings	164,500	—	165,502	—
Junior subordinated debentures	8,248	—	2,326	—
Accrued interest payable	170	170	—	—

	Carrying Amount	Fair Value at December 31, 2013
		Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$21,108	$21,108	$—	$—
Loans	993,845	—	—	980,334
Federal Home Loan Bank stock	10,425	10,425	—	—
Accrued interest receivable	4,703	4,703	—	—
Bank-owned life insurance	16,136	16,136	—	—

Financial liabilities:
Deposits	$1,090,981	$—	$1,091,355	$—
Federal funds and overnight funds purchased	5,150	5,150	—	—
Federal Home Loan Bank borrowings	160,000	—	160,984	—
Junior subordinated debentures	8,248	—	2,265	—
Accrued interest payable	193	193	—	—

	Carrying Amount	Fair Value at June 30, 2013
		Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$24,262	$24,262	$—	$—
Loans	959,558	—	—	951,468
Federal Home Loan Bank stock	10,620	10,620	—	—
Accrued interest receivable	5,101	5,101	—	—
Bank-owned life insurance	15,877	15,877	—	—

Financial liabilities:
Deposits	$1,070,628	$—	$1,070,016	$—
Federal funds and overnight funds purchased	7,660	7,660	—	—
Federal Home Loan Bank borrowings	162,000	—	163,087	—
Junior subordinated debentures	8,248	—	2,211	—
Accrued interest payable	210	210	—	—

The tables below show assets measured at fair value on a recurring basis as of June 30, 2014, December 31, 2013, and June 30, 2013:

	Carrying	Fair Value at June 30, 2014
June 30, 2014	Value	Level 1	Level 2	Level 3

Available-for-sale securities
Obligations of U.S. government agencies	$37,162	$—	$37,162	$—
Obligations of states and political subdivisions	81,680	—	81,680	—
Mortgage-backed securities	212,720	—	212,720	—
Private-label mortgage-backed securities	4,443	—	2,750	1,693
SBA variable rate pools	8,640	—	8,640	—
Swap derivative	218	—	218	—

Total assets measured on a recurring basis	$344,863	$—	$343,170	$1,693

	Carrying	Fair Value at December 31, 2013
December 31, 2013	Value	Level 1	Level 2	Level 3

Available-for-sale securities
Obligations of U.S. government agencies	$30,847	$—	$30,847	$—
Obligations of states and political subdivisions	78,795	—	78,795	—
Mortgage-backed securities	223,720	—	223,720	—
Private-label mortgage-backed securities	5,314	—	3,528	1,786
SBA variable rate pools	8,710	—	8,710	—
Swap derivative	405	—	405	—

Total assets measured on a recurring basis	$347,791	$—	$346,005	$1,786

		Fair Value at June 30, 2013
June 30, 2013	Value	Level 1	Level 2	Level 3

Available-for-sale securities
Obligations of U.S. government agencies	$20,349	$—	$20,349	$—
Obligations of states and political subdivisions	78,065	—	78,065	—
Mortgage-backed securities	251,843	—	251,843	—
Private-label mortgage-backed securities	7,137	—	5,548	1,589
Swap derivative	351	—	351	—

Total assets measured on a recurring basis	$357,745	$—	$356,156	$1,589

No transfers to or from Levels 1 and 2 occurred on assets measured at fair value on a recurring basis during the six months ended June 30, 2014, and 2013, or during the year ended December 31, 2013.

The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a recurring basis. Fair value for all classes of available-for-sale securities is estimated by obtaining quoted market prices for identical assets, where available. If such prices are not available, fair value is based on independent asset pricing services and models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, prepayments, defaults, cumulative loss projections, and cash flows. Fair value of the swap derivative is determined by FTN Financial, and represents an active price quote which they would pay or the Bank would be charged to leave the swap early. There have been no significant changes in the valuation techniques during the periods reported.

The following table provides a reconciliation of assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and six months ended June 30, 2014, and 2013:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Beginning balance	$1,774	$1,658	$1,786	$1,682
Transfers to Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses	—	—	—	—
Included in earnings	—	—	—	—
Included in other comprehensive income	(61)	(5)	(11)	67
Paydowns	(20)	(64)	(82)	(160)
Purchases, issuances, sales and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	—	—

Ending balance	$1,693	$1,589	$1,693	$1,589

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

The Company’s securities portfolio was valued through its independent third-party pricing service using evaluated pricing models and quoted prices based on market data. For further assurance, the Company’s estimate of fair value was compared to an additional independent third-party estimate at June 30, 2014, and the Company obtained key inputs for a sample of securities across sectors and evaluated those inputs for reasonableness. This analysis was performed at the individual security level and no material variances were noted.

There have been no significant changes in the valuation techniques during the periods reported.

The tables below show assets measured at fair value on a nonrecurring basis as of June 30, 2014, December 31, 2013, and June 30, 2013:

	Carrying	Fair Value at June 30, 2014
June 30, 2014	Value	Level 1	Level 2	Level 3

Loans measured for impairment (net of government guarantees and specific reserves)	$5,298	$—	$—	$5,298
Other real estate owned	11,531	—	—	11,531

Total	$16,829	$—	$—	$16,829

	Carrying	Fair Value at December 31, 2013
December 31, 2013	Value	Level 1	Level 2	Level 3

Loans measured for impairment (net of government guarantees and specific reserves)	$5,749	$—	$—	$5,749
Other real estate owned	16,355	—	—	16,355

Total	$22,104	$—	$—	$22,104

	Carrying	Fair Value at June 30, 2013
June 30, 2013	Value	Level 1	Level 2	Level 3

Loans measured for impairment (net of government guarantees and specific reserves)	$6,845	$—	$—	$6,845
Other real estate owned	17,823	—	—	17,823

Total	$24,668	$—	$—	$24,668

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

During the second quarter 2013, the Company entered into an interest rate swap agreement with an $8,000 notional amount to convert its variable-rate Junior Subordinated Debenture debt into a fixed rate for a term of seven years at a rate of 2.73%. The derivative is designated as a cash flow hedge. The hedge meets the definition of highly effective and the Company expects the hedge to be highly effective throughout the remaining term of the swap. The fair value of the derivative instrument at June 30, 2014, was a $218 unrealized gain, which is recorded in the other asset section of the consolidated balance sheet, net of the tax effect. No gain or loss was recognized in earnings for the six months ended June 30, 2014, related to interest rate swaps.

The Company maintains written documentation for the hedge. This documentation identifies the hedging objective and strategy, the hedging instrument, the instrument being hedged, the reasoning behind the assertion that the hedge is highly effective and the methodology for measuring ongoing hedge effectiveness and ineffectiveness. The Company pledged $400 under collateral arrangements to satisfy collateral requirements associated with the interest rate swap contract.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to leverage assets. Management believes that, as of June 30, 2014, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of June 30, 2014, and according to Federal Reserve and FDIC guidelines, the Bank was considered to be well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2014:
Total capital (to risk weighted assets)
Bank:	$173,819	15.46%	$89,938	8.00%	$112,422	10.00%
Company:	$176,940	15.73%	NA		NA
Tier I capital (to risk weighted assets)
Bank:	$159,744	14.21%	$44,969	4.00%	$67,453	6.00%
Company:	$162,865	14.48%	NA		NA
Tier I capital (to leverage assets)
Bank:	$159,744	11.05%	$57,829	4.00%	$72,286	5.00%
Company:	$162,865	11.26%	NA		NA

As of December 31, 2013:
Total capital (to risk weighted assets)
Bank:	$174,311	15.89%	$87,744	8.00%	$109,680	10.00%
Company:	$177,209	16.15%	NA		NA
Tier I capital (to risk weighted assets)
Bank:	$160,572	14.64%	$43,872	4.00%	$65,808	6.00%
Company:	$163,470	14.90%	NA		NA
Tier I capital (to leverage assets)
Bank:	$160,572	11.29%	$56,887	4.00%	$71,109	5.00%
Company:	$163,470	11.49%	NA		NA

As of June 30, 2013:
Total capital (to risk weighted assets)
Bank:	$173,418	16.29%	$85,183	8.00%	$106,478	10.00%
Company:	$176,291	16.56%	NA		NA
Tier I capital (to risk weighted assets)
Bank:	$160,069	15.03%	$42,591	4.00%	$63,887	6.00%
Company:	$162,942	15.30%	NA		NA
Tier I capital (to leverage assets)
Bank:	$160,069	11.37%	$56,296	4.00%	$70,371	5.00%
Company:	$162,942	11.58%	NA		NA

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

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding projected results for third quarter 2014 and full year 2014, the expected interest rate environment and its impact on our business, loan yields and expected prepayments, net interest margin, expectations regarding nonperforming assets, loan growth, earning asset mix, expected cash flows from the securities portfolio, expectations regarding the Company’s securities portfolio and the sale of securities, their value and yields, core deposits and cost, capital levels, liquidity and dividends, expectations regarding certain large depositor relationships, the outcome of legal proceedings, the 2014 provision for loan losses, management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this report, and our other reports filed with the SEC:

•	Local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets.

•	The local housing or real estate market could decline.

•	The risks presented by an economic recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations, and loan portfolio delinquency rates.

•	Our concentration in loans to dental professionals exposes us to the risks affecting dental practices in general.

•	Interest rate changes could significantly reduce net interest income and negatively affect funding sources.

•	Projected business increases following any future strategic expansion or opening of new branches could be lower than expected.

•	Competition among financial institutions could increase significantly.

•	The goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital.

•	The reputation of the financial services industry could deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers.

•	The efficiencies we may expect to receive from any investments in personnel, acquisitions, and infrastructure may not be realized.

•	The level of nonperforming assets and charge-offs or changes in the estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements may increase.

•	Changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, executive compensation, and insurance) could have a material adverse effect on our business, financial condition and results of operations.

•	Acts of war or terrorism, or natural disasters, such as the effects of pandemic flu, may adversely impact our business.

•	The timely development and acceptance of new banking products and services and perceived overall value of these products and services by users may adversely impact our ability to increase market share and control expenses.

•	Changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters, may impact the results of our operations.

•	The costs and effects of legal, regulatory and compliance developments, including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews, may adversely impact our ability to increase market share and control expenses, or may result in substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition.

•	Our success at managing the risks involved in the foregoing items will have a significant impact on our results of operations and future prospects.

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

Goodwill and Intangible Assets

At June 30, 2014, the Company had $23,555 in goodwill and other intangible assets. In accordance with financial accounting standards, assets with indefinite lives are no longer amortized, but instead are periodically tested for impairment. Management performs an impairment analysis of its goodwill and intangible assets with indefinite lives at least annually and has determined that there was no impairment as of December 31, 2013, the date the most recent analysis was performed.

Fair Value Measurements

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820, “Fair Value Measurements,” establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources while unobservable inputs reflect our estimates about market data. In general, fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities traded in active markets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Additional information regarding the Company’s fair value measurements can be found in Note 8 of the Notes to Consolidated Financial Statements in Item 1 of Part I of this report.

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-01 permits an entity to make an accounting policy election to account for it’s investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and should be applied prospectively. The Company is currently reviewing the requirements of ASU No. 2014-01, but does not expect it to have a material impact on the Company’s consolidated financial statements.

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

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11improves the financial reporting of repurchase agreements and other similar transactions by introducing two accounting changes; (1) Repurchase-to-maturity transactions will be accounted for as secured borrowing transactions on the balance sheet. Previously, they were accounted for as sales when certain conditions were met. (2) For repurchase financing arrangements, an entity will account separately for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. It also requires enhanced disclosures about repurchase agreements and other similar transactions. The adoption of ASU No. 2014-11, is not expected it to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 was issued to clarify a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The adoption of ASU No. 2014-12, is not expected it to have a material impact on the Company’s consolidated financial statements.

FINANCIAL HIGHLIGHTS

	For the three months ended			For the six months ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change

Net income	$4,148	$3,724	11.39%	$7,980	$6,174	29.25%
Operating revenue (1)	$15,613	$15,051	3.73%	$30,982	$29,707	4.29%

Earnings per share
Basic	$0.23	$0.21	9.52%	$0.45	$0.35	28.57%
Diluted	$0.23	$0.21	9.52%	$0.44	$0.34	29.41%

Assets, period-end	$1,498,763	$1,431,074	4.73%
Gross loans, period-end	$1,031,129	$960,433	7.36%
Core deposits, period end (2)	$1,026,542	$958,741	7.07%
Deposits, period-end	$1,132,654	$1,070,628	5.79%

Return on average assets (3)	1.13%	1.04%		1.10%	0.87%
Return on average equity (3)	9.16%	8.19%		8.89%	6.81%
Return on average tangible equity (3) (4)	10.53%	9.42%		10.22%	7.82%

(1)	Operating revenue is defined as net interest income plus noninterest income.
(2)	Defined by the Company as demand, interest checking, money market, savings, and local nonpublic time deposits, including local nonpublic time deposits in excess of $100.
(3)	Amounts annualized.
(4)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.

The Company earned $4,148 or $0.23 per diluted share in second quarter 2014, up $424 or 11.39% over second quarter 2013. The improvement in net income was due to increased operating revenues, consisting of net interest income plus noninterest income, lower noninterest expense, including no provision for loan losses. The increase in operating revenues resulted from higher earning asset volumes and improvement in the net interest margin in second quarter 2014 when compared to second quarter 2013, combined with growth in earning asset volumes, specifically loans. The reduction in noninterest expense was primarily due to the reduction in bankcard processing expense, lower other real estate expense, and a decline in the other expense category, which in second quarter 2013 included a non-recurring expense of $100. The Company booked no provision for loan losses during the second quarter 2014 reflecting improvement in the credit quality of the loan portfolio.

During second quarter 2014, the Company continued to experience organic growth in outstanding loans. Outstanding loans at June 30, 2014, were $1,031,129, up $10,014 over March 31, 2014, outstanding loans. For the first six months of the year, outstanding loans were up $36,360 over year-end December 31, 2013, which represents an annualized growth rate of 7.37%. Loan growth during the first six months of 2014 was primarily in the permanent real estate and commercial and industrial loan categories. Outstanding core deposits at June 30, 2014, were $1,026,542, up $35,609 during the second quarter 2014, reflecting a typical seasonal pattern for the second quarter.

On May 6, 2014, the Company’s Board of Directors authorized the repurchase of up to 5% of the Company’s shares, or 892,500 shares with the purchases to take place over a 12-month period. During the second quarter 2014, the Company repurchased 134,722 shares at a weighted average price of $13.36 per share.

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

	June 30,	December 31,	June 30,
	2014	2013	2013
Total shareholders’ equity	$182,137	$179,184	$178,929
Subtract:
Goodwill	(22,881)	(22,881)	(22,945)
Core deposit intangible assets	(674)	(735)	(795)

Tangible shareholders’ equity (non-GAAP)	$158,582	$155,568	$155,189

Book value per share	$10.20	$10.01	$10.00
Tangible book value per share (non-GAAP)	$8.88	$8.69	$8.68

Year-to-date return on average equity	8.89%	7.61%	6.81%
Year-to-date return on average tangible equity (non-GAAP)	10.22%	8.75%	7.82%

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

The net interest margin for second quarter 2014 was 4.34%, an increase of 2 basis points over the first quarter 2014 margin of 4.32%, and a 15 basis point improvement over the 4.19% reported for second quarter 2013. The improvement in the linked-quarter net interest margin was primarily due to higher yields on the Company’s securities portfolio. The increase in the second quarter 2014 net interest margin over second quarter 2013 was primarily due to the following factors: 1) an improvement in the earning asset mix as average higher yielding loans were a larger portion of earning assets versus lower yielding securities; 2) increased yield on the securities portfolio; and 3) a lower cost of funds as the cost of interest-bearing core deposits.

The prolonged historically low interest rate environment, highly competitive pricing on new, existing loans, and declining yields available in the Company’s securities portfolio, and the fact that core deposits are priced at or near virtual floors, suggests long-term margin compression. However, the Company anticipates continued loan growth and to the extent higher yielding loans replace lower yielding securities, thus the Company believes that some stabilization of the net interest margin is expected during the remainder of 2014.

The following table presents condensed balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates on interest-bearing liabilities, for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013:

Table I

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Three months ended			Three months ended
	June 30, 2014			June 30, 2013
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$3,091	$2	0.26%	$3,097	$2	0.26%
Securities available-for-sale:
Taxable	275,472	1,614	2.35%	305,496	1,237	1.62%
Tax-exempt(1)	70,422	751	4.28%	70,241	729	4.16%
Loans, net of deferred fees and allowance(2)	1,011,391	13,514	5.36%	939,252	13,066	5.58%

Total interest-earning assets(1)	1,360,376	15,881	4.68%	1,318,086	15,034	4.57%

Non earning assets
Cash and due from banks	18,412			18,519
Premises and equipment	18,482			19,372
Goodwill & intangible assets	23,571			23,754
Interest receivable and other assets	52,629			58,772

Total nonearning assets	113,094			120,417

Total assets	$1,473,470			$1,438,503

Interest-bearing liabilities
Money market and NOW accounts	$537,145	$(361)	-0.27%	$522,286	$(406)	-0.31%
Savings deposits	49,204	(16)	-0.13%	40,000	(12)	-0.12%
Time deposits - core (3)	62,181	(86)	-0.55%	75,909	(143)	-0.76%

Total interest-bearing core deposits	648,530	(463)	-0.29%	638,195	(561)	-0.35%

Time deposits - noncore	105,229	(358)	-1.36%	108,804	(339)	-1.25%
Federal funds purchased	2,494	(4)	-0.64%	2,522	(3)	-0.48%
FHLB & FRB borrowings	160,643	(280)	-0.70%	166,549	(305)	-0.73%
Trust preferred	8,248	(56)	-2.72%	8,248	(55)	-2.67%

Total interest-bearing wholesale funding	276,614	(698)	-1.01%	286,123	(702)	-0.98%

Total interest-bearing liabilities	925,144	(1,161)	-0.50%	924,318	(1,263)	-0.55%

Noninterest-bearing liabilities
Demand deposits	362,204			328,627
Interest payable and other	4,545			3,174

Total noninterest liabilities	366,749			331,801

Total liabilities	1,291,893			1,256,119
Shareholders’ equity	181,577			182,384

Total liabilities and shareholders’ equity	$1,473,470			$1,438,503

Net interest income		$14,720			$13,771

Net interest margin(1)		4.34%			4.19%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $263 and $255 for the three months ended June 30, 2014 and June 30, 2013, respectively.

Net interest margin was positively impacted by 8 basis points for the three months ended June 30, 2014 & 2013.

(2)	Interest income includes recognized loan origination fees of $138 and $122 for the three months ended June 30, 2014 and June 30, 2013, respectively.
(3)	Defined by the Company as interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.

Table I shows that earning asset yields in second quarter 2014 were 4.68%, up 11 basis points over the 4.57% recorded in second quarter 2013. The improvement in the yield on earning assets was primarily attributable to an increase of 64 basis points in the weighted average yield on securities portfolio from 2.10% in second quarter 2013 to 2.74% in second quarter 2014, which more than offset a 22 basis point decline in the yield on the loan portfolio. Also contributing to the higher earning asset yield was the change in the mix of earning assets as higher yielding loans averaged 74.35% of earning assets during second quarter 2014 compared to 71.26% during second quarter 2013.

The cost of interest-bearing liabilities declined by 5 basis points from 0.55% in second quarter 2013 to 0.50% in second quarter 2014. The rate on interest-bearing core deposits declined by 6 basis points, which was partially offset by an increase of 3 basis points in the cost of interest-bearing wholesale funding. The decrease in the cost of core deposits was primarily due to lower rates on money market accounts, NOW accounts, and core time deposits. Core time deposits showed the most significant decline moving from 0.76% in second quarter 2013 to 0.55% in second quarter 2014. The higher cost of wholesale funding was mostly due to an increase on the rate of non-core time deposits of 11 basis points from 1.25% to 1.36%. This category of wholesale funding consists primarily of long-term callable brokered time deposits, and the increase in the rate reflects the Company’s strategy to lengthen the maturity structure of its liabilities to mitigate interest rate risk in a rising rate environment.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended June 30, 2014, compared to June 30, 2013.

Table II

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Three months ended June 30, 2014 compared to June 30, 2013 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$—	$—	$—
Securities available-for-sale:
Taxable	(122)	499	377
Tax-exempt(1)	2	20	22
Loans, net of deferred fees and allowance	1,004	(556)	448

Total interest-earning assets(1)	884	(37)	847

Interest paid on:
Money market and NOW accounts	12	(57)	(45)
Savings deposits	3	1	4
Time deposits - core (2)	(26)	(31)	(57)

Total interest-bearing core deposits	(11)	(87)	(98)

Time deposits - noncore	(11)	30	19
Federal funds purchased	—	1	1
FHLB & FRB borrowings	(11)	(14)	(25)
Trust preferred	—	1	1

Total interest-bearing wholesale funding	(22)	18	(4)

Total interest-bearing liabilities	(33)	(69)	(102)

Net interest income(1)	$917	$32	$949

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $263 and $255 for the three months ended June 30, 2014 and June 30, 2013, respectively.
(2)	Defined by the Company as interest checking, money market, savings and local non- public time deposits, including local non-public time deposits in excess of $100.

The second quarter 2014 rate/volume analysis shows that net interest income increased by $949 over second quarter 2013. Second quarter 2014 interest income including loan fees increased by $847 from the same quarter last year with higher volumes of earning assets increasing interest income by $884, which was partially offset by a $37 decline in interest income due to lower rates, specifically lower rates on the loan portfolio. Also contributing to the increase in net interest income was a decline in interest expense of $102 in second quarter 2014 when compared to the same quarter last year. The decline in interest expense was related to lower rates on both core deposits and wholesale funding, combined with a change in the mix of both core deposits and wholesale funding.

The following table presents the condensed average balance sheet information, together with taxable equivalent interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the six months ended June 30, 2014, compared to the same period in the prior year:

Table III

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Six months ended			Six months ended
	June 30, 2014			June 30, 2013
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$3,075	$4	0.26%	$3,408	$5	0.30%
Securities available-for-sale:
Taxable	277,044	3,146	2.29%	311,197	2,674	1.73%
Tax-exempt(1)	69,755	1,495	4.32%	70,147	1,448	4.16%
Loans, net of deferred fees and allowance(2)	1,002,075	26,688	5.37%	920,273	25,765	5.65%

Total interest earning assets(1)	1,351,949	31,333	4.67%	1,305,025	29,892	4.62%

Non earning assets
Cash and due from banks	18,205			18,984
Premises and equipment	18,608			19,336
Goodwill & intangible assets	23,586			23,446
Interest receivable and other assets	54,969			58,528

Total non earning assets	115,368			120,294

Total assets	$1,467,317			$1,425,319

Interest-bearing liabilities
Money market and NOW accounts	$536,729	$(744)	-0.28%	$522,825	$(815)	-0.31%
Savings deposits	48,620	(32)	-0.13%	39,663	(24)	-0.12%
Time deposits - core (3)	62,476	(177)	-0.57%	74,685	(290)	-0.78%

Total interest-bearing core deposits	647,825	(953)	-0.30%	637,173	(1,129)	-0.36%

Time deposits - non-core	103,336	(674)	-1.32%	109,865	(656)	-1.20%
Federal funds purchased	2,719	(9)	-0.67%	2,719	(7)	-0.52%
FHLB & FRB borrowings	165,388	(560)	-0.68%	162,866	(613)	-0.76%
Trust preferred	8,248	(112)	-2.74%	8,248	(89)	-2.18%

Total interest-bearing wholesale funding	279,691	(1,355)	-0.98%	283,698	(1,365)	-0.97%

Total interest-bearing liabilities	927,516	(2,308)	-0.50%	920,871	(2,494)	-0.55%

Noninterest-bearing liabilities
Demand deposits	353,833			317,961
Interest payable and other	4,912			3,790

Total noninterest liabilities	358,745			321,751

Total liabilities	1,286,261			1,242,622
Shareholders’ equity	181,056			182,697

Total liabilities and shareholders’ equity	$1,467,317			$1,425,319

Net interest income		$29,025			$27,398

Net interest margin(1)		4.33%			4.23%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $523 and $507 for the YTD period ended June 30, 2014 and 2013, respectively. Net interest margin was positively impacted by 8 and 7 basis points, respectively for the year-to-date period ended June 30, 2014 and 2013, respectively.
(2)	Interest income includes recognized loan origination fees of $267 and $276 for the YTD period ended June 30, 2014 and 2013, respectively.
(3)	Defined by the Company as interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.

The net interest margin for the six months ended June 30, 2014, was 4.33%, an increase of 10 basis points over the 4.23% net interest margin for the same period in 2013. Table III shows that earning asset yields increased by 5 basis points to 4.67% for the first six months of 2014, when compared to 4.62% for the same period in 2013. The improvement in earning assets yields was primarily due to the following factors: 1) a change in the mix of earning assets as higher yielding loans were proportionally more of total earnings assets; and 2) an increase of 52 basis points in the weighted average taxable-equivalent yield of the securities portfolio as slower prepayment speeds on mortgage-backed securities reduced the amortization of premium, thus increasing the yield on this portion of the securities portfolio. Partially offsetting these improvements was a 28 basis point decline in the yield on the loan portfolio from 5.65% for the first half of 2013 compared to 5.37% for the same period in 2014.

Table III also shows that the overall cost of interest-bearing liabilities through June 30, 2014, was down 5 basis points from 0.55 % at June 30, 2013, to 0.50% at June 30, 2014, and also contributed to the improved net interest margin. The cost of interest-bearing core deposits fell by 6 basis points from 0.36% to 0.30% with the most significant decline coming in the core time deposit category. The cost of interest-bearing wholesale funding through June 30, 2014, was virtually unchanged from the prior year same period.

Table IV

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Six months ended June 30, 2014 Compared to six months ended June 30, 2013 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$—	$(1)	$(1)
Securities available-for-sale:
Taxable	(293)	765	472
Tax-exempt(1)	(8)	55	47
Loans, net of deferred fees and allowance	2,290	(1,367)	923

Total interest earning assets(1)	1,989	(548)	1,441

Interest paid on:
Money market and NOW accounts	22	(93)	(71)
Savings deposits	5	3	8
Time deposits - core (2)	(47)	(66)	(113)

Total interest-bearing core deposits	(20)	(156)	(176)

Time deposits - non-core	(39)	57	18
Federal funds purchased	—	2	2
FHLB & FRB borrowings	9	(62)	(53)
Trust preferred	—	23	23

Total interest-bearing wholesale funding	(30)	20	(10)

Total interest-bearing liabilities	(50)	(136)	(186)

Net interest income(1)	$2,039	$(412)	$1,627

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $523 and $507 for the YTD period ended June 30, 2014 and 2013, respectively. Net interest margin was positively impacted by 8 and 7 basis points for the year-to-date period ended June 30, 2014 and 2013, respectively.
(2)	Interest income includes recognized loan origination fees of $267 and $276 for the YTD period ended June 30, 2014 and 2013, respectively.

The rate/volume analysis for the six months ended June 30, 2014, in Table IV, shows that interest income including loan fees increased by $1,441 over the same period in 2013. The increase in interest income due to higher volumes of earning assets was $1,989 and was primarily centered in loans. The increase in interest income due to higher volumes was partially offset by a decline in interest income of $548 due to lower rates on earning assets as a decline in interest income due to lower rates on loans of $1,367 was partially offset by an increase in interest income of $765 due to improved yields on the securities portfolio. The rate/volume analysis shows that interest expense through June 30, 2014, decreased by $186 from the same period last year. Overall, lower rates on both interest-bearing core deposits and wholesale funding caused a $136 drop in interest expense, while a change in the volume mix of interest-bearing liabilities lowered interest expense by $50.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the three-month and six-month periods ended June 30, 2014, and 2013:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance, beginning of period	$15,394	$16,312	$15,917	$16,345
Provision charged to income	—	—	—	250
Loans charged against allowance	(30)	(230)	(631)	(828)
Recoveries credited to allowance	311	221	389	536

Balance, end of period	$15,675	$16,303	$15,675	$16,303

The Company booked no provision for loan losses through June 30, 2014, compared to a provision for loan losses of $250 for the same period last year. The Company has now booked no provision for loan losses for the last five consecutive quarters. The decrease in the provision was primarily the result of a reduction in the level of classified loans and nonperforming assets. The Company’s classified assets at June 30, 2014, were 24.72% of regulatory capital compared to 29.02% and 33.82% of regulatory capital at December 31, 2013, and June 30, 2013, respectively. Net loan charge offs through June 30, 2014, were $242 or annualized 0.05% of average loans, compared to net charge offs of $292 or 0.06% of average loans recorded for the same period in 2013. During the second quarter 2014, the Company recorded net recoveries of $281. The allowance for loan losses for outstanding loans at June 30, 2014, was $15,675 or 1.52% of outstanding loans compared to 1.60% and 1.70% of outstanding loans at December 31, 2013, and June 30, 2013, respectively. The decline in the allowance as a percentage of outstanding loans is also reflective of improved credit quality of the loan portfolio. In addition, the allowance as a percentage of net nonperforming loans was 340.32%, compared to 345.42% and 254.62% at December 31, 2013 and June 30, 2013, respectively.

At June 30, 2014, $9,531 of loans (net of government guarantees) were classified as impaired. A specific allowance of $143 (included in the ending allowance at June 30, 2014) was assigned to these loans. That compares to impaired loans of $8,476 and a specific allowance assigned of $57 at December 31, 2013.

Total nonperforming assets, net of government guarantees, were $16,137, or 1.08% of total assets at June 30, 2014. That compares to nonperforming assets of $20,963 or 1.45% of total assets at December 31, 2013, and $24,226 or 1.69% of total assets at June 30, 2013. Nonperforming assets at June 30, 2014, consisted of $4,606 in nonaccrual loans (net of government guarantees), no loans were 90 days past due and still accruing interest, and $11,531 in other real estate owned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more, and other real estate owned for the periods covered in this report:

Nonperforming Assets and Asset Quality Ratios

	June 30,	December 31,	June 30,
	2014	2013	2013
NONPERFORMING ASSETS
Nonaccrual loans
Real estate loans
Multi-family residential	$—	$—	$—
Residential 1-4 family	473	636	1,243
Owner-occupied commercial	1,703	1,685	3,097
Nonowner-occupied commercial	708	136	—

Total permanent real estate loans	2,884	2,457	4,340
Construction loans
Multi-family residential	—	—	—
Residential 1-4 family	—	—	—
Commercial real estate	—	—	—
Commercial bare land and acquisition & development	—	—	—
Residential bare land and acquisition & development	—	—	101

Total construction real estate loans	—	—	101

Total real estate loans	2,884	2,457	4,441
Commercial loans	2,047	2,886	2,890

Total nonaccrual loans	4,931	5,343	7,331
90-days past due and accruing interest	—	—	—
Total nonperforming loans	4,931	5,343	7,331
Nonperforming loans guaranteed by government	(325)	(735)	(928)

Net nonperforming loans	4,606	4,608	6,403
Other real estate owned	11,531	16,355	17,823

Total nonperforming assets, net of guaranteed loans	$16,137	$20,963	$24,226

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of total loans outstanding, net of loans held for sale	1.52%	1.60%	1.70%
Allowance for loan losses as a percentage of total nonperforming loans, net of government guarantees	340.32%	345.42%	254.62%
Net loan charge offs as a percentage of average loans, annualized	0.05%	0.35%	0.06%
Net nonperforming loans as a percentage of total loans	0.45%	0.46%	0.67%
Nonperforming assets as a percentage of total assets	1.08%	1.45%	1.69%
Consolidated classified asset ratio(1)	24.72%	29.02%	33.82%

(1)	Classified asset ratio is defined as the sum of all loan-related contingent liabilities and loans internally graded substandard or worse (net of government guarantees), adversely classified securities, and other real estate owned, divided by total consolidated Tier 1 capital plus the allowance for loan losses.

Nonperforming assets at June 30, 2014, declined $8,089 from the same period last year, and declined $4,826 from December 31, 2013. The majority of the decline in nonperforming assets from year-end and one year ago occurred in other real estate owned and resulted from the sale of a commercial property during the first six months of 2014, carried in other real estate owned and valued at approximately $3,500. Other real estate owned at June 30, 2014, consisted of four properties, one of which is a commercial land development project valued at $10,040 and made up 87.07% of the other real estate owned category. The Company is actively marketing this property; however the location and nature of the property make it susceptible to possible future valuation write-downs as new appraisals become available.

Noninterest Income

Year-to-date June 30, 2014, noninterest income was $2,480, down $335 or 11.90% from the same period last year. The decline in noninterest income in the first six months of 2014 when compared to the same period last year was primarily due to merchant bankcard processing fees as this service was outsourced during fourth quarter 2013 and resulted in a $338 drop in merchant fees in the first six months of 2014. This outsourcing also resulted in the near elimination of bankcard processing expense. Improved service charge revenue of $109 partially offset the decline in merchant fees. The improvement in service charge revenue was the result of implementing new account analysis charges effective January 1, 2014. During the second quarter 2014, a classified private-label mortgage backed security was sold at a loss of $100. The loss in the second quarter 2014 more than offset the gain on sale of securities of $63 recorded during first quarter 2014. Based on the Company’s internal analysis, it was determined that other-than-temporary-impairment was required on this security. After further analysis, it was also determined that future impairment was possible and additional losses could result in future impairment charges. Recognizing the loss on sale limited the potential future losses.

Noninterest Expense

Year-to-date June 30, 2014, noninterest expense was $18,782, a decrease of $1,496 or 7.38% from the same period last year. When merger expenses of $1,246 are excluded from 2013 noninterest expense, noninterest expense through June 30, 2014, was down $250 from last year. A $1,109 or 10.27% increase in personnel expense for the first half of 2014 was offset by declines in business development of $324, other real estate expense of $338, bankcard processing expense of $263, and the other expense category of $250. The decline in the other expense category was primarily due to lower travel costs and non-recurring expense of $100 recorded in 2013.

At the June 2014 board meeting the Company’s board of directors approved a deferred compensation plan. The initial plan is a qualified unfunded plan, which contains no employer defined contribution or benefit. This plan is open to Senior Vice Presidents and above, and the board of directors. While the plan was in place at quarter end, deferrals will not begin until August 2014.

BALANCE SHEET

Loans

At June 30, 2014, outstanding loans were $1,031,129, up $36,360 from December 31, 2013, and up $70,696 from June 30, 2013. Loan growth during the first six months of 2014 was comprised of a diverse expansion in several core lending segments. A summary of outstanding loans by market at June 30, 2014, December 31, 2013, and June 30, 2013, follows:

	Period Ended
	June 30,	December 31,	June 30,
	2014	2013	2013
Eugene market gross loans, period-end	$354,430	$334,511	$325,373
Portland market gross loans, period-end	399,764	391,295	391,822
Seattle market gross loans, period-end	134,969	132,488	140,137
National healthcare gross loans, period-end	141,966	136,475	103,101

Total gross loans, period-end	$1,031,129	$994,769	$960,433

All of the Company’s primary markets had an increase in outstanding loans at June 30, 2014, during the first half of 2014. Net loan growth is expected to continue in 2014 due to the addition of experienced market lenders and solid pipelines in all markets, combined with a resurgent regional economy.

Outstanding loans to dental professionals, which are comprised of both local and national loans, at June 30, 2014, totaled $302,822 or 29.37% of the loan portfolio, compared to $307,268 or 30.89% of the loan portfolio at December 31, 2013. While the Company’s national dental loans increased by $5,125 since December 31, 2013 and are now represented in 31 states, local dental loans contracted due to amortization of the existing portfolio and intense pricing competition. At June 30, 2014, $13,967 or 4.61% of the outstanding dental loans were supported by government guarantees. Loans to dental professionals include loans for such purposes as starting up a practice, acquisition of a practice, equipment financing, owner-occupied facilities, and working capital. National dental loans are limited only to acquisition of a seasoned practice by experienced dental professionals, practice refinances and owner-occupied real estate loans.

In addition to loan growth in the dental industry, growth was also experienced in the wider healthcare field with loans to physicians, veterinarians, optometrists, and medical specialists. The healthcare portfolio, other than dental, experienced growth during the quarter. This segment grew 13.75% over year-end to $70,329 as of June 30, 2014. The majority of the expansion was in veterinary lending in both practice acquisition and owner occupied real estate financing.

Additional data on the Company’s dental loan portfolio and the credit quality of this portfolio can be found in Note 4 of the Notes to Consolidated Financial Statements in this report.

Detailed credit quality data on the entire loan portfolio can be found in Note 3 of the Notes to Consolidated Financial Statements in this report.

Securities

At June 30, 2014, the balance of securities available-for-sale was $344,645, down $2,741 from December 31, 2013, and down $12,749 from June 30, 2013. At June 30, 2014, the portfolio had an unrealized pre-tax gain of $5,876 compared to an unrealized pre-tax loss of $242, at December 31, 2013. The improvement in the unrealized gain or market value of the securities portfolio during the first half of 2014 was due to a decline in longer-term interest rates and tightening of spreads. The average life and duration of the portfolio at June 30, 2014, was 4.2 years and 3.8 years, both unchanged from December 31, 2013. At June 30, 2014, $25,964 of the securities portfolio were pledged as collateral for public deposits in Oregon and Washington and for repurchase agreements.

The Company continued to structure the portfolio to provide consistent cash flow and reduce the market value volatility of the portfolio in a rising rate environment in light of the Company’s current liability sensitive position. The portfolio is structured to generate sufficient cash flow to allow reinvestment at higher rates should interest rates move up or to fund loan growth in the first half of 2014. In a stable rate environment, approximately $47,000 in cash flow is anticipated over the next 12 months. Going forward, purchases will be dependent upon core deposit growth, loan growth, and the Company’s interest rate risk position.

At June 30, 2014, $4,443 or 1.29% of the total securities portfolio was composed of private-label mortgage-backed securities. Management has booked OTTI in previous reporting periods on this portion of the portfolio totaling approximately $227. During the second quarter 2014, a classified private-label mortgage backed security was sold at a loss of $100. The loss in the second quarter 2014 more than offset the gain on sale of securities of $63 recorded during first quarter 2014. It was determined that an other-than-temporary-impairment was required on this security. After further analysis, it was also determined that future impairment was possible and additional losses could result in future additional impairment charges. The sale at the loss limited the potential future losses.

Management reviews monthly all available information, including current and projected default rates and current and projected loss severities, related to the collectability of its potentially impaired investment securities to determine if an additional OTTI is required. No additional OTTI was recorded during the first six months of 2014. Recognition of additional OTTI on the private-label mortgage-backed portion of the portfolio is possible in future quarters depending upon economic conditions, default rates on home mortgages, loss severities on foreclosed homes, unemployment levels, and home values.

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

Goodwill and Intangible Assets

At June 30, 2014, the Company had a recorded balance of $22,881 in goodwill from the November 30, 2005, acquisition of Northwest Business Financial Corporation (“NWBF”) and the February 1, 2013, acquisition of Century Bank. In addition, at June 30, 2014, the Company had $674 of core deposit intangible assets resulting from the acquisition of Century Bank. The core deposit intangible was determined to have an expected life of seven years, and is being amortized over that period using the straight-line method and will be fully amortized in January 2020. In accordance with generally accepted accounting principles, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment. Management performs an impairment analysis of the intangible assets with indefinite lives at least annually, but more frequently if an impairment triggering event is deemed to have occurred. The last impairment test was performed at December 31, 2013, at which time no impairment was determined to exist.

Deposits

Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and nonpublic local time deposits, including nonpublic local time deposits in excess of $100 were $1,026,542 and represented 90.63% of total deposits at June 30, 2014. Core deposits at June 30, 2014, were up $36,227 over December 31, 2013. At the end of the first quarter 2014, core deposits were virtually flat with December 31, 2013, thus growth occurred during the second quarter 2014, which is typical of seasonal pattern.

A key component of core deposits is noninterest-bearing demand deposits which totaled $397,972 and represented 38.77% of core deposits at June 30, 2014. The weighted average cost of funds, when factoring in non-interest bearing core deposits, for the six months ended June 30, 2014 was 0.19%.

A summary of outstanding core deposits and average core deposits by market and other deposits classified as wholesale funding at June 30, 2014, December 31, 2013, and June 30, 2013, follows:

	Period ended
	June 30,	December 31,	June 30,
	2014	2013	2013
Eugene market core deposits, period-end(1)	$616,294	$588,158	$578,829
Portland market core deposits, period-end(1)	250,288	249,050	240,582
Seattle market core deposits, period-end(1)	159,960	153,107	139,330

Total core deposits, period-end(1)	1,026,542	990,315	958,741
Other deposits, period-end	106,112	100,666	111,887

Total deposits, period-end	$1,132,654	$1,090,981	$1,070,628

	Three Months Ended
	June 30,	December 31,	June 30,
	2014	2013	2013
Eugene market core deposits, average(1)	$624,721	$592,179	$589,647
Portland market core deposits, average(1)	234,567	242,855	242,668
Seattle market core deposits, average(1)	151,446	152,173	134,508

Total core deposits, average(1)	1,010,734	987,207	966,823
Other deposits, average	105,229	101,263	108,803

Total deposits, average	$1,115,963	$1,088,470	$1,075,626

(1)	Core deposits include all demand, savings, money market, interest checking accounts, plus all nonpublic local time deposits including local time deposits in excess of $100.

Other Deposits

The Company uses public and brokered deposits to provide short-term and long-term funding sources. The Company defines short-term as having a contractual maturity of less than one year. The Company uses brokered deposits to help mitigate interest rate risk in a rising rate environment. All long-term brokered deposits have a call feature, which provides the Company the option to redeem the deposits on a quarterly basis and allows the Company to refinance long-term funding at lower rates should market rates fall. Below is a schedule detailing public and brokered deposits by type, including weighted average rate (“WAR”) and weighted average maturity (“WAM”).

Non-Core Deposit Summary

	Balance June 30, 2014	WAR	WAM
Short-Term Public Time Deposits	$15,519	0.18%	20 days
Long-Term Public Time Deposits	1,762	0.55%	6.90 years

	$17,281

Short-Term Brokered Time Deposits	$12,500	0.21%	145 days
Long-Term Brokered Time Deposits	63,285	1.90%	5.34 years

	$75,785

Borrowings

The Company has both secured and unsecured borrowing lines with the FHLB, FRB and various correspondent banks. The Federal Reserve and correspondent borrowings are generally short-term, with a maturity of less than 30 days. The FHLB borrowings can be either short-term or long-term in nature. See Note 6 of the Notes to Consolidated Financial Statements in this report for a full maturity and interest rate schedule for the FHLB borrowings.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures outstanding at June 30, 2014, which were issued in conjunction with the 2005 acquisition of NWBF. The junior subordinated debentures had an interest rate of 6.27% that was fixed through January 2011. In January 2011, the rate on the junior subordinated debentures changed to three-month LIBOR plus 135 basis points. On April 22, 2013, the Bank entered into a cash flow hedge on $8,000 of the trust preferred payment, swapping the variable interest rate for a fixed rate of 2.73% for approximately seven years. At June 30, 2014, the fair value of the interest rate swap on the Company’s subordinated debentures was $218. At June 30, 2014, the $8,000 of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law which, among other things, limits the ability of certain bank holding companies to treat trust preferred security debt issuances, such as the Company’s junior subordinated debentures, as Tier 1 capital. Under final rules adopted by the Federal Reserve Board and the other U.S. Federal Banking agencies our trust preferred securities would remain as Tier 1 capital since total assets of the Company are less than $15 billion. Additional information regarding these final capital rules is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” of this report and in Part II, Item 1A “Risk Factors” of our 2013 Form 10-K under the heading “We operate in a highly regulated environment and the effects of recent and pending federal legislation or of changes in, or supervisory enforcement of, banking or other laws and regulations could adversely affect us.”

Additional information regarding the terms of the cash flow hedge is included in Note 9 of the Notes to Consolidated Financial Statements in Part I, Item I of this report.

Capital Resources

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the issuance of new stock or other equity securities whether through stock offerings or through the exercise of equity awards. Capital formation allows the Company to grow assets and provides flexibility in times of adversity. Shareholders’ equity at June 30, 2014, was $182,137, up $2,953 from December 31, 2013. The increase in shareholders’ equity was due to the improvement in the market value of the Company’s securities available-for-sale, which positively impacted accumulated other comprehensive income.

On May 6, 2014, the Company announced a share repurchase plan authorizing the purchase of up to 5% or 892,500 shares of stock in the open market. During the second quarter 2014, the Company repurchased 134,722 shares at a weighted average price (including commission) of $13.36 per share. Over the last nine quarters, the Company has used a combination of regular dividends, special dividends, and share repurchases to maintain capital levels comparable with year-end December 31, 2011, capital levels. For additional details regarding the changes in equity, review the Consolidated Statements of Changes in Shareholders’ Equity in Item 1 of Part I of this report.

The Federal Reserve Board and the FDIC have in place guidelines for risk-based capital requirements applicable to U.S. bank holding companies and banks. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in three ways, first by measuring Tier 1 capital to leverage assets, followed by capital measurement in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. These guidelines require a minimum of 4.00% Tier 1 capital to leverage assets, 4.00% Tier 1 capital to risk-weighted assets, and 8.00% total capital to risk-weighted assets. In order to be classified as “well-capitalized,” the highest capital rating by the Federal Reserve and the FDIC, these three ratios must be in excess of 5.00%, 6.00%, and 10.00%, respectively. The Company’s leverage capital ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio were 11.26%, 14.48%, and 15.73%, respectively, at June 30, 2014, all ratios for the Company and Bank being well above the minimum designations.

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

During the first six months of 2014, the Company declared and paid a regular cash dividend of $0.10 in each of the first and second quarters and a special cash dividend of $0.10 and $0.11 in the first and second quarters 2014, respectively. Subsequent to the end of second quarter 2014, the Company declared a regular quarterly cash dividend of $0.10 per share and a special cash dividend of $0.03 per share to be paid on August 15, 2014, to shareholders of record as of August 4, 2014.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Company commits to extensions of credit and issues letters of credit. The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2014, the Company had $164,438 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Company to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At June 30, 2014, the Company had $1,759 in letters of credit and financial guarantees outstanding.

For additional information regarding the Company’s regulatory capital levels, see Note 10 in Notes to Consolidated Financial Statements in this report.

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

Core deposits at June 30, 2014, were $1,026,542 and represented 90.63% of total deposits. Core deposits at June 30, 2014, were up $36,227 over December 31, 2013, with virtually all of the growth occurring in the second quarter 2014. The growth in the second quarter reflects a typical seasonal pattern. The Company experienced an increase in outstanding loans of $36,360 during the first six months of 2014, which was funded entirely by growth in core deposits. It is anticipated that core deposit growth and cash flows from the securities portfolio will provide a significant portion of the funding during the remainder of 2014, as loans are expected to continue to increase. The securities portfolio represented 23.00% of total assets at June 30, 2014. At June 30, 2014, $25,964 of the securities portfolio was pledged to support public deposits and repurchase agreements, leaving $318,681 of the securities portfolio unencumbered and available-for-sale. In addition, at June 30, 2014, the Company had $35,369 of government guaranteed loans that could be sold in the secondary market to support the Company’s liquidity position.

Due to its strategic focus to market to specific segments, the Company has been successful in developing deposit relationships with several large clients, which are generally defined as deposit relationships of $1,000 or more, which are closely monitored by management and Company officers. At June 30, 2014, 56 large deposit relationships with the Company accounted for

$394,316 or 38.41% of total outstanding core deposits. The single largest client represented 7.67% of outstanding core deposits at June 30, 2014. The loss of this deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity. The Company uses a 10-point risk-rating system to evaluate each of its large depositors in order to assist management in its daily monitoring of the volatility of this portion of its core deposit base. The risk-rating system attempts to determine the stability of the deposits of each large depositor, evaluating among other things the length of time the depositor has been with the Company and the likelihood of loss of individual large depositor relationships. Risk ratings on large depositors are reviewed at least quarterly and adjusted if necessary. Company management and officers maintain close relationships and hold regular meetings with its large depositors to assist in management of these relationships. The Company expects to maintain these relationships, and believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients and regularly tests its ability to mitigate the loss of multiple large depositor relationships in its Liquidity Contingency Plan. There can be no assurance that these large depositor relationships will be maintained or that the loss of one or more of these clients will not adversely affect the Company’s liquidity.

At June 30, 2014, the Company had secured borrowing lines with the FHLB of Seattle and the FRB, along with unsecured borrowing lines with various correspondent banks totaling $467,990. The Company’s secured lines with the FHLB and FRB were limited by the amount of collateral pledged. At June 30, 2014, the Company had pledged $237,868 in discounted collateral value in commercial real estate loans, first and second lien single-family residential loans, multi-family loans, and securities to the FHLB. Additionally, certain commercial and commercial real estate loans with a discounted value of $101,122 were pledged to the FRB under the Company’s Borrower-In-Custody program. The Company’s unsecured correspondent bank lines totaled $129,000. At June 30, 2014, the Company had $164,500 in borrowings outstanding from the FHLB, no borrowings outstanding with the FRB, and $6,410 outstanding on its overnight correspondent bank lines, leaving a total of $297,080 available on its secured and unsecured borrowing lines as of such date.

Net cash provided by operating activities was $10,070 during the six months ended June 30, 2014. Net cash of $25,695 was used in investing activities, consisting principally of a net loan principal increase of $36,602, which was partially offset by net proceeds from investment securities of $6,153. For the six months ended June 30, 2014, cash provided by financing activities was $37,960 and primarily consisted of an increase in deposits.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended June 30, 2014, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As is the case with many banks, our profitability is dependent to a large extent upon our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect, and has in past years, impacted, our net interest margin, and, in turn, our profitability. This impact could result in a decrease in our interest income relative to interest expense. Increases in interest rates may also adversely impact the value of our securities investment portfolio. At June 30, 2014, our balance sheet was liability sensitive, and an increase in interest rates could cause our net interest margin and our net interest income to decline. For the past several years, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the Federal Reserve has pursued highly accommodative monetary policies (including a very low Federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities) in an effort to facilitate growth in the U.S. economy and a reduction in levels of unemployment. This environment has placed downward pressure on the net interest margins of U.S. banks, including Pacific Continental Bank. We cannot predict with any certainty whether or to what extent these Federal Reserve policies will continue. During the first quarter of 2014, in light of improving conditions in the labor market, the Federal Reserve began to reduce the rate of its purchases of long-term U.S. Treasury and agency securities. The Federal Reserve indicated in June 2014 that it expects to further reduce and ultimately end its asset purchases by October 2014. However, the Federal Reserve further indicated that it expected to maintain the current very low target range for the federal funds rate for a considerable period of time after its asset purchase program has ended, especially if current and projected inflation rates remain below the longer-term objective.

Company Factors

We have a significant concentration in loans to dental professionals, and loan concentrations within one industry may create additional risk.

Bank regulatory authorities and investors generally view significant loan concentrations within any particular industry as carrying higher inherent risk than a loan portfolio without any significant concentration in one industry. We have a significant concentration of loans to dental professionals, which represented 29.94% in principal amount of our total loan portfolio at June

30, 2014 (see Note 4 in the Notes to Consolidated Financial Statements included in this Form 10-Q). While we apply credit practices which we believe to be prudent to these loans as well as all the other loans in our portfolio, due to our concentration in dental lending we are exposed to the general risks of industry concentration, which include adverse market factors impacting that industry alone or disproportionately to other industries. In addition, bank regulatory authorities may in the future require us to limit additional lending in the dental industry if they have concerns that our concentration in that industry creates significant risks, which in turn could limit our ability to pursue new loans in an area where we believe we currently have a competitive advantage

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At June 30, 2014, our nonperforming loans (which include all nonaccrual loans, net of government guarantees) were 0.45% of the loan portfolio. At June 30, 2014, our nonperforming assets (which include foreclosed real estate) were 1.08% of total assets. Nonperforming loans and assets adversely affect our net income in various ways. We generally do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, less estimated selling expenses, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors which can be detrimental to the performance of their other responsibilities. Any significant future increase in nonperforming assets could have a material adverse effect on our business, financial condition and results of operations.

We may not have the ability to continue paying dividends on our common stock at current or historic levels.

On April 16, 2014, we announced a quarterly cash dividend of $0.10 per share, payable to shareholders of record on April 28, 2014, and declared a special cash dividend of $0.11 per share. Subsequent to the end of second quarter 2014, the Company declared a regular quarterly cash dividend of $0.10 per share and a special cash dividend of $0.03 per share to be paid on August 15, 2014 to shareholders of record as of August 4, 2014. Our ability to pay dividends on our common stock depends on a variety of factors. It is possible in the future that we may not be able to continue paying quarterly dividends commensurate with historic levels, if at all. As a holding company, a substantial portion of our cash flow typically comes from dividends our bank subsidiary pays to us. Cash dividends will depend on sufficient earnings to support them and adherence to bank regulatory requirements. If the Bank is not able to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations and prospects.

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

In addition, as a condition to membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At June 30, 2014, we had stock in the FHLB totaling $10,227. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. As of June 30, 2014, we did not recognize an impairment charge related to our FHLB stock holdings. Beginning in 2013, the FHLB began repurchasing small amounts of excess FHLB capital stock. Future negative changes to the financial condition of the FHLB could require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our reported earnings.

At June 30, 2014, we had $22,881 of goodwill on our balance sheet. In accordance with GAAP, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of qualitative and quantitative factors, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant entity-specific events. The last impairment test was performed at December 31, 2013. At December 31, 2013, we did not recognize an impairment charge related to our goodwill. Future evaluations of goodwill may result in findings of impairment and write downs, which would impact our operating results and could be material

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

The Company adopted a repurchase plan to purchase up to five percent of the Company’s outstanding shares. For the six months ended June 30, 2014, the Company purchased a total of 134,722 shares of common stock at a weighted average price of $13.36.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1-31, 2014	—	n/a	—	—
February 1-28, 2014	—	n/a	—	—
March 1-31, 2014	—	n/a	—	—
April 1-30, 2014	—	$13.28	11,400	881,100
May 1-31, 2014	—	$13.37	123,322	757,778
June 1-30, 2014	—	n/a	—	—

(1)	On May 6, 2014, the Company announced in a press release the adoption of a plan to repurchase 892,500 shares of its common stock over a 12-month period.

ITEM 3 Defaults Upon Senior Securities

None

ITEM 4 Mine Safety Disclosures

Not applicable

ITEM  5 Other Information

None

ITEM 6 Exhibits

10.1	Pacific Continental Corporation Deferred Compensation Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of the Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of the Registrant

32*	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350

101	The following financial information from Pacific Continental Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION
(Registrant)

Dated	August 8, 2014	/s/ Hal Brown

Hal Brown
Chief Executive Officer
(Duly Authorized Officer; Principal Executive Officer)

Dated	August 8, 2014	/s/ Michael A. Reynolds

Michael A. Reynolds
Executive Vice President and Chief Financial Officer (Duly Authorized Officer; Principal Financial Officer)