Form 10-Q
period 2014-09-30
PACIFIC CONTINENTAL CORP
filed 2014-11-07
CIK 1084717

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2014.

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

The number of shares of common stock outstanding as of November 1, 2014 was 17,717,214

PACIFIC CONTINENTAL CORPORATION

FORM 10-Q

QUARTERLY REPORT

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

Pacific Continental Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,	September 30,
	2014	2013	2013
ASSETS
Cash and due from banks	$18,671	$19,410	$26,568
Interest-bearing deposits with banks	5,841	1,698	16,041

Total cash and cash equivalents	24,512	21,108	42,609

Securities available-for-sale	348,052	347,386	347,506
Loans, less allowance for loan losses and net deferred fees	1,019,127	977,928	960,916
Interest receivable	4,759	4,703	4,608
Federal Home Loan Bank stock	10,125	10,425	10,523
Property and equipment, net of accumulated depreciation	18,040	18,836	19,116
Goodwill and intangible assets	23,525	23,616	23,710
Deferred tax asset	7,247	9,598	9,438
Other real estate owned	13,177	16,355	16,602
Bank-owned life insurance	16,488	16,136	16,008
Other assets	4,667	3,635	3,842

Total assets	$1,489,719	$1,449,726	$1,454,878

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$390,790	$366,891	$379,598
Savings and interest-bearing checking	598,776	559,632	565,204
Core time deposits	57,645	63,792	70,850

Total core deposits	1,047,211	990,315	1,015,652

Other deposits	98,024	100,666	101,877

Total deposits	1,145,235	1,090,981	1,117,529
Federal funds and overnight funds purchased	670	5,150	—
Federal Home Loan Bank borrowings	145,000	160,000	145,000
Junior subordinated debentures	8,248	8,248	8,248
Accrued interest and other payables	8,028	6,163	4,423

Total liabilities	1,307,181	1,270,542	1,275,200

Shareholders’ equity
Common stock, shares authorized: 50,000,000; shares issued and outstanding: 17,716,776 at September 30, 2014, 17,891,687 at December 31, 2013, and 17,888,251 at September 30, 2013	131,057	133,835	133,597
Retained earnings	48,011	45,250	45,533
Accumulated other comprehensive income	3,470	99	548

	182,538	179,184	179,678

Total liabilities and shareholders’ equity	$1,489,719	$1,449,726	$1,454,878

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest and dividend income
Loans	$13,703	$14,028	$40,391	$39,793
Taxable securities	1,547	1,489	4,693	4,164
Tax-exempt securities	500	488	1,471	1,430
Federal funds sold & interest-bearing deposits with banks	3	2	7	7

	15,753	16,007	46,562	45,394

Interest expense
Deposits	843	801	2,469	2,586
Federal Home Loan Bank & Federal Reserve borrowings	278	292	838	905
Junior subordinated debentures	57	51	169	140
Federal funds purchased	3	5	12	12

	1,181	1,149	3,488	3,643

Net interest income	14,572	14,858	43,074	41,751

Provision for loan losses	—	—	—	250

Net interest income after provision for loan losses	14,572	14,858	43,074	41,501

Noninterest income
Service charges on deposit accounts	524	487	1,582	1,436
Other fee income, principally bankcard	211	432	657	1,217
Bank-owned life insurance income	118	131	352	387
Net gain (loss) on sale of investment securities	3	—	(34)	(8)
Impairment losses on investment securities (OTTI)	—	—	—	(16)
Other noninterest income	341	397	1,119	1,248

	1,197	1,447	3,676	4,264

Noninterest expense
Salaries and employee benefits	5,939	5,541	17,851	16,344
Property and equipment	958	919	2,825	2,746
Data processing	657	659	2,019	1,954
Legal and professional services	148	421	889	1,460
Business development	344	421	1,059	1,375
FDIC insurance assessment	209	231	647	674
Bankcard processing	1	150	6	418
Other real estate expense	100	1,185	338	1,762
Merger related expense	—	—	—	1,246
Other noninterest expense	793	879	2,296	2,708

	9,149	10,406	27,930	30,687

Income before provision for income taxes	6,620	5,899	18,820	15,078
Provision for income taxes	2,189	1,959	6,409	4,963

Net income	$4,431	$3,940	$12,411	$10,115

Earnings per share
Basic	$0.25	$0.22	$0.70	$0.57

Diluted	$0.25	$0.22	$0.69	$0.56

Weighted average shares outstanding
Basic	17,749,217	17,888,182	17,844,914	17,865,582
Common stock equivalents attributable to stock-based awards	221,241	221,100	229,687	191,046

Diluted	17,970,458	18,109,282	18,074,601	18,056,628

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$4,431	$3,940	$12,411	$10,115

Other comprehensive income:
Available-for-sale securities:
Unrealized (loss) gain arising during the period	(460)	528	5,622	(8,998)
Reclassification adjustment for (losses) gains realized in net income	(3)	—	34	24
Income tax benefit (expense)	180	(206)	(2,206)	3,500
Derivative agreements—cash flow hedge
Unrealized gain (loss) arising during the period	57	(38)	(130)	313
Income tax (expense) benefit	(22)	15	51	(122)

Total other comprehensive (loss) income, net of tax	(248)	299	3,371	(5,283)

Total comprehensive income	$4,183	$4,239	$15,782	$4,832

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
				Other
	Number	Common	Retained	Comprehensive
	of Shares	Stock	Earnings	Income	Total

Balance, December 31, 2012	17,835,088	$133,017	$44,533	$5,831	$183,381

Net income			13,767		13,767
Other comprehensive loss, net of tax				(5,732)	(5,732)

Comprehensive income					8,035

Stock issuance	56,599
Share-based compensation expense		1,102			1,102
Vested employee RSUs and SARs surrendered to cover tax consequences		(284)			(284)
Cash dividends			(13,050)		(13,050)

Balance, December 31, 2013	17,891,687	$133,835	$45,250	$99	$179,184

Net income			12,411		12,411
Other comprehensive income, net of tax				3,371	3,371

Comprehensive income					15,782

Stock issuance and related tax benefit	92,169	203			203
Stock repurchased	(267,080)	(3,600)			(3,600)
Share-based compensation expense		1,127			1,127
Vested employee RSUs and SARs surrendered to cover tax consequences		(508)			(508)
Cash dividends			(9,650)		(9,650)

Balance, September 30, 2014	17,716,776	$131,057	$48,011	$3,470	$182,538

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$12,411	$10,115
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, net of accretion	5,155	6,798
Valuation adjustment on foreclosed assets	82	1,436
Provision for loan losses	—	250
Deferred income taxes	197	620
BOLI income	(352)	(387)
Share-based compensation	1,202	877
Loss on sale of investment securities	34	8
Other than temporary impairment on investment securities	—	16
Gain on sale from foreclosed assets	(7)	—
Excess tax benefit of stock options exercised	14	—
Change in:
Interest receivable	(56)	162
Deferred loan fees	102	114
Accrued interest payable and other liabilities	1,803	(1,758)
Income taxes receivable	80	1,415
Other assets	(1,242)	(462)

Net cash provided by operating activities	19,423	19,204

Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale investment securities	60,621	84,788
Purchase of available-for-sale investment securities	(59,612)	(56,908)
Net loan principal originations	(43,029)	(44,425)
Net purchase of property and equipment	(322)	(835)
Proceeds on sale of foreclosed assets	4,831	489
Redemption of Federal Home Loan Bank stock	300	293
Cash consideration paid, net of cash acquired in merger	—	(2,891)

Net cash used by investing activities	(37,211)	(19,489)

Cash flows from financing activities:
Change in deposits	54,255	8,165
Change in federal funds purchased and Federal Home Loan Bank short-term borrowings	(19,480)	17,430
Proceeds from Federal Home Loan Bank term advances originated	—	(2,000)
Proceeds from stock options exercised	189	—
Excess tax benefit from stock options exercised	(14)	—
Dividends paid	(9,650)	(9,115)
Repurcahse of common stock	(3,600)	—
Vested SARs and RSUs surrendered by employee to cover tax consequence	(508)	(287)

Net cash provided by financing activities	21,192	14,193

Net change in cash and cash equivalents	3,404	13,908
Cash and cash equivalents, beginning of period	21,108	28,701

Cash and cash equivalents, end of period	$24,512	$42,609

Supplemental information:
Noncash investing and financing activities:
Transfers of loans to foreclosed assets	$1,728	$555
Change in fair value of securities, net of deferred income taxes	$3,371	$(5,283)
Cash paid during the period for:
Income taxes	$6,258	$3,550
Interest	$3,430	$3,544

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

The balance sheet data as of December 31, 2013, was derived from audited consolidated financial statements, but does not include all disclosures contained in the Company’s 2013 Form 10-K. The interim consolidated financial statements should be read in conjunction with the December 31, 2013, consolidated financial statements, including the notes thereto, included in the Company’s 2013 Form 10-K.

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair values of securities available-for-sale at September 30, 2014, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Unrealized Loss Positions
Obligations of U.S. government agencies	$8,080	$—	$(77)	$8,003
Obligations of states and political subdivisions	15,349	—	(281)	15,068
Private-label mortgage-backed securities	877	—	(55)	822
Mortgage-backed securities	65,356	—	(758)	64,598
SBA variable rate pools	10,390	—	(139)	10,251

	$100,052	$—	$(1,310)	$98,742

Unrealized Gain Positions
Obligations of U.S. government agencies	$30,562	$383	$—	$30,945
Obligations of states and political subdivisions	64,816	3,104	—	67,920
Private-label mortgage-backed securities	3,178	127	—	3,305
Mortgage-backed securities	138,247	3,076	—	141,323
SBA variable rate pools	5,783	34	—	5,817

	$242,586	$6,724	$—	$249,310

	$342,638	$6,724	$(1,310)	$348,052

At September 30, 2014, of the 399 investment securities held, there were 77 in unrealized loss positions. Unrealized losses existed on certain securities classified as obligations of U.S. government agencies, obligations of state and political subdivisions, private-label mortgage-backed securities, mortgage-backed securities and SBA variable rate pools. The unrealized losses on mortgage-backed securities, securities that are obligations of U.S. government agencies, obligations of state and political subdivisions, and SBA variable rate pools were deemed to be temporary, as these securities retain strong credit ratings, continue to perform adequately, and are backed by various government-sponsored enterprises. These decreases in fair value are associated with the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and are not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities resulted from current economic conditions. Although yields on these securities may be below market rates during the period, no loss of principal is expected.

The following table presents a summary of securities in a continuous unrealized loss position at September 30, 2014:

	Securities in Continuous Unrealized Loss Position for Less Than 12 Months	Gross Unrealized Loss on Securities in Loss Position for Less Than 12 Months	Securities in Continuous Unrealized Loss Position for 12 Months or Longer	Gross Unrealized Loss on Securities in Loss Position for 12 Months or Longer
Obligations of U.S. government agencies	$5,061	$20	$2,941	$57
Obligations of states and political subdivisions	295	1	14,772	280
Private-label mortgage-backed securities	320	1	503	54
Mortgage-backed securities	32,898	151	31,701	607
SBA variable rate pools	10,251	139	—	—

	$48,825	$312	$49,917	$998

During the third quarter 2014, management reviewed all private label mortgage backed securities for the presence of other-than-temporary impairment (“OTTI”) and determined no additional OTTI was required. Management’s OTTI evaluation included the use of independently generated third-party credit surveillance reports that analyze the loans underlying each security. These reports include estimates of default rates and severities, life collateral loss rates, and static voluntary prepayment assumptions to generate estimated cash flows at the individual security level. Additionally, management considered factors such as downgraded credit ratings, severity and duration of the impairments, the stability of the issuers, and any discounts paid when the securities were purchased. Management has considered all available information related to the collectability of the impaired investment securities and believes that the estimated credit loss is appropriate.

Following is a tabular roll-forward of the amount of credit-related OTTI recognized in earnings during the three and nine months ended September 30, 2014, and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Balance, beginning of period:	$227	$220	$227	$220
Additions:
Initial OTTI credit loss	—	—	—	—

Balance, end of period:	$227	$220	$227	$220

At September 30, 2014, six of the Company’s private-label mortgage-backed securities with an amortized cost of $1,950 were classified as substandard as their underlying credit was considered impaired. Securities with an amortized cost of $2,593 and $2,721 were classified as substandard at December 31, 2013, and September 30, 2013, respectively.

At September 30, 2014, the projected average life of the securities portfolio was 4.15 years.

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

At December 31, 2013, of the 445 investment securities held, there were 187 in unrealized loss positions. The following table presents a summary of securities in a continuous unrealized loss position at December 31, 2013:

	Securities in Continuous Unrealized Loss Position for Less Than 12 Months	Gross Unrealized Loss on Securities in Loss Position for Less Than 12 Months	Securities in Continuous Unrealized Loss Position for 12 Months or Longer	Gross Unrealized Loss on Securities in Loss Position for 12 Months or Longer
Obligations of U.S. government agencies	$16,992	$276	$—	$—
Obligations of states and political subdivisions	36,873	2,053	1,356	127
Private-label mortgage-backed securities	1,256	44	1,178	201
Mortgage-backed securities	68,647	1,309	33,275	619
SBA variable rate pools	3,678	44	—	—

	$127,446	$3,726	$35,809	$947

The amortized cost and estimated fair values of securities available-for-sale at September 30, 2013, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Unrealized Loss Positions
Obligations of U.S. government agencies	$8,109	$—	$(119)	$7,990
Obligations of states and political subdivisions	39,036	—	(2,230)	36,806
Private-label mortgage-backed securities	2,987	—	(238)	2,749
Mortgage-backed securities	104,093	—	(1,799)	102,294

	$154,225	$—	$(4,386)	$149,839

Unrealized Gain Positions
Obligations of U.S. government agencies	$18,523	$387	$—	$18,910
Obligations of states and political subdivisions	41,056	1,503	—	42,559
Private-label mortgage-backed securities	3,300	107	—	3,407
Mortgage-backed securities	129,817	2,974	—	132,791

	$192,696	$4,971	$—	$197,667

	$346,921	$4,971	$(4,386)	$347,506

At September 30, 2013, of the 447 investments held, there were 184 investment securities in unrealized loss positions. The following table presents a summary of securities in a continuous unrealized loss position at September 30, 2013:

	Securities in	Gross	Securities in	Gross
	Continuous	Unrealized Loss	Continuous	Unrealized Loss
	Unrealized	on Securities	Unrealized	on Securities
	Loss	in Loss	Loss	in Loss
	Position for	Position for	Position for	Position for
	Less Than	Less Than	12 Months	12 Months
	12 Months	12 Months	or Longer	or Longer
Obligations of U.S. government agencies	$7,990	$119	$—	$—
Obligations of states and political subdivisions	35,831	2,166	975	64
Private-label mortgage-backed securities	1,496	39	1,253	199
Mortgage-backed securities	76,814	1,254	25,480	545

	$122,131	$3,578	$27,708	$808

The amortized cost and estimated fair value of securities at September 30, 2014, December 31, 2013, and September 30, 2013, by maturity are shown below. Obligations of U.S. government agencies and states and political subdivisions are shown by contractual maturity. Mortgage-backed securities and SBA variable pools are shown by projected average life.

	September 30, 2014		December 31, 2013		September 30, 2013
		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Due in one year or less	$12,824	$13,060	$18,707	$18,870	$17,285	$17,388
Due after one year through 5 years	214,577	217,088	217,713	219,375	179,366	181,527
Due after 5 years through 10 years	76,484	78,143	66,103	65,432	140,288	139,523
Due after 10 years	38,753	39,761	45,105	43,709	9,982	9,068

	$342,638	$348,052	$347,628	$347,386	$346,921	$347,506

No securities were sold during the third quarter 2014. However, a gain of $3 was recorded as a result of an adjustment in proceeds on a security sold during the prior quarter.

At September 30, 2014, securities with an aggregate amortized cost of $22,859 (estimated aggregate market value of $23,278) were pledged to secure certain public deposits as required by law. At September 30, 2014, securities with an aggregate amortized cost of $3,975 (estimated aggregate market value of $4,031) were pledged for repurchase accounts. At September 30, 2014, there was a balance of $1,067 for repurchase agreements.

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

Major classifications of period-end loans are as follows:

	September 30,	% of Gross	December 31,	% of Gross	September 30,	% of Gross
	2014	Loans	2013	Loans	2013	Loans
Real estate loans
Multi-family residential	$50,563	4.88%	$46,217	4.65%	$47,795	4.88%
Residential 1-4 family	44,610	4.31%	46,438	4.67%	49,206	5.03%
Owner-occupied commercial	249,657	24.10%	249,311	25.06%	244,828	25.02%
Nonowner-occupied commercial	180,648	17.44%	158,786	15.96%	164,708	16.83%

Total permanent real estate loans	525,478	50.73%	500,752	50.34%	506,537	51.76%
Construction loans
Multi-family residential	19,178	1.85%	23,419	2.35%	22,929	2.34%
Residential 1-4 family	35,421	3.42%	26,512	2.67%	29,880	3.05%
Commercial real estate	32,946	3.18%	30,516	3.07%	24,106	2.46%
Commercial bare land and acquisition & development	12,264	1.18%	11,473	1.15%	11,191	1.14%
Residential bare land and acquisition & development	6,736	0.65%	6,990	0.70%	7,053	0.72%

Total construction real estate loans	106,545	10.28%	98,910	9.94%	95,159	9.71%

Total real estate loans	632,023	61.01%	599,662	60.28%	601,696	61.47%
Commercial loans	398,702	38.49%	390,301	39.24%	372,129	38.02%
Consumer loans	3,348	0.32%	3,878	0.39%	3,660	0.38%
Other loans	1,802	0.18%	928	0.09%	1,188	0.13%

Gross loans	1,035,875	100.00%	994,769	100.00%	978,673	100.00%
Deferred loan origination fees	(1,026)		(924)		(955)

	1,034,849		993,845		977,718
Allowance for loan losses	(15,722)		(15,917)		(16,802)

Total loans, net of allowance for loan losses and net deferred fees	$1,019,127		$977,928		$960,916

At September 30, 2014, outstanding loans to dental professionals totaled $307,088 and represented 29.65% of total outstanding loans, compared to dental professional loans of $307,268 or 30.89% of total outstanding loans at December 31, 2013, and $303,911 or 31.05% of total outstanding loans at September 30, 2013. See Note 4 for additional information on the dental loan portfolio. There are no other industry concentrations in excess of 10% of the total loan portfolio. However, as of September 30, 2014, 61.01% of the Company’s loan portfolio was collateralized by real estate and is, therefore, susceptible to changes in real estate market conditions.

Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the three and nine months ended September 30, 2014, and 2013 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance, beginning of period	$15,675	$16,303	$15,917	$16,346
Provision charged to income	—	—	—	250
Loans charged against allowance	(23)	(221)	(654)	(1,049)
Recoveries credited to allowance	70	720	459	1,255

Balance, end of period	$15,722	$16,802	$15,722	$16,802

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

The adequacy of the allowance for loan losses and the reserve for unfunded commitments is determined using a systematic methodology and is monitored regularly based on management’s evaluation of numerous factors. For each portfolio segment, these factors include:

•	The quality of the current loan portfolio,

•	The trend in the migration of the loan portfolio’s risk ratings,

•	The velocity of migration of losses and potential losses,

•	Current economic conditions,

•	Loan concentrations,

•	Loan growth rates,

•	Past-due and nonperforming trends,

•	Evaluation of specific loss estimates for all significant problem loans,

•	Recovery experience, and

•	Peer comparison loss rates.

A summary of the activity in the allowance for loan losses by major loan classification follows:

	For the three months ended September 30, 2014
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total

Beginning balance	$5,596	$7,429	$1,340	$59	$1,251	$15,675
Charge-offs	—	(19)	—	(4)	—	(23)
Recoveries	67	—	3	—	—	70
Provision (reclassification)	(159)	(151)	82	(8)	236	—

Ending balance	$5,504	$7,259	$1,425	$47	$1,487	$15,722

	For the nine months ended September 30, 2014
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total

Beginning balance	$5,113	$7,668	$1,493	$68	$1,575	$15,917
Charge-offs	(442)	(49)	(155)	(8)	—	(654)
Recoveries	282	162	11	4	—	459
Provision (reclassification)	551	(522)	76	(17)	(88)	—

Ending balance	$5,504	$7,259	$1,425	$47	$1,487	$15,722

At September 30, 2014, the allowance for loan losses on dental loans was $4,084 compared to $3,730 at December 31, 2013 and $2,688 at September 30, 2013. See Note 4 for additional information on the dental loan portfolio.

	Balances as of September 30, 2014
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$5,490	$7,255	$1,302	$47	$1,487	$15,581
Ending allowance: individually evaluated for impairment	14	4	123	—	—	141

Total ending allowance	$5,504	$7,259	$1,425	$47	$1,487	$15,722

Ending loan balance: collectively evaluated for impairment	$397,609	$519,768	$106,184	$3,348	$—	$1,026,909
Ending loan balance: individually evaluated for impairment	2,895	5,710	361	—	—	8,966

Total ending loan balance	$400,504	$525,478	$106,545	$3,348	$—	$1,035,875

	Balances as of December 31, 2013
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$5,095	$7,667	$1,455	$68	$1,575	$15,860
Ending allowance: individually evaluated for impairment	18	1	38	—	—	57

Total ending allowance	$5,113	$7,668	$1,493	$68	$1,575	$15,917

Ending loan balance: collectively evaluated for impairment	$386,332	$495,924	$98,627	$3,878	$—	$984,761
Ending loan balance: individually evaluated for impairment	4,897	4,828	283	—	—	10,008

Total ending loan balance	$391,229	$500,752	$98,910	$3,878	$—	$994,769

	Balances as of September 30, 2013
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$5,490	$8,043	$1,635	$70	$1,541	$16,779
Ending allowance: individually evaluated for impairment	21	2	—	—	—	23

Total ending allowance	$5,511	$8,045	$1,635	$70	$1,541	$16,802

Ending loan balance: collectively evaluated for impairment	$368,944	$500,493	$94,876	$3,660	$—	$967,973
Ending loan balance: individually evaluated for impairment	4,373	6,044	283	—	—	10,700

Total ending loan balance	$373,317	$506,537	$95,159	$3,660	$—	$978,673

Management believes that the allowance for loan losses was adequate as of September 30, 2014. However, future loan losses may exceed the levels provided for in the allowance for loan losses and could possibly result in additional charges to the provision for loan losses.

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

The following tables present the Company’s loan portfolio information by loan type and credit grade at September 30, 2014, December 31, 2013, and September 30, 2013:

Credit Quality Indicators

As of September 30, 2014

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Real estate loans
Multi-family residential	$49,044	$—	$1,519	$—	$50,563
Residential 1-4 family	36,819	—	7,791	—	44,610
Owner-occupied commercial	239,662	4,210	5,785	—	249,657
Nonowner-occupied commercial	176,696	—	3,952	—	180,648

Total real estate loans	502,221	4,210	19,047	—	525,478

Construction
Multi-family residential	19,178	—	—	—	19,178
Residential 1-4 family	35,421	—	—	—	35,421
Commercial real estate	32,946	—	—	—	32,946
Commercial bare land and acquisition & development	12,028	—	236	—	12,264
Residential bare land and acquisition & development	5,993	—	743	—	6,736

Total construction loans	105,566	—	979	—	106,545

Commercial and other	388,470	—	12,034	—	400,504

Consumer	3,338	—	10	—	3,348

Totals	$999,595	$4,210	$32,070	$—	$1,035,875

Credit Quality Indicators

As of December 31, 2013

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Real estate loans
Multi-family residential	$44,677	$—	$1,540	$—	$46,217
Residential 1-4 family	37,831	—	8,607	—	46,438
Owner-occupied commercial	239,539	4,278	5,494	—	249,311
Nonowner-occupied commercial	153,055	—	5,731	—	158,786

Total real estate loans	475,102	4,278	21,372	—	500,752

Construction
Multi-family residential	23,419	—	—	—	23,419
Residential 1-4 family	26,145	—	367	—	26,512
Commercial real estate	28,978	—	1,538	—	30,516
Commercial bare land and acquisition & development	11,223	—	250	—	11,473
Residential bare land and acquisition & development	4,346	—	2,644	—	6,990

Total construction loans	94,111	—	4,799	—	98,910

Commercial and other	378,828	—	12,401	—	391,229

Consumer	3,856	—	22	—	3,878

Totals	$951,897	$4,278	$38,594	$—	$994,769

Credit Quality Indicators

As of September 30, 2013

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Real estate loans
Multi-family residential	$46,487	$—	$1,308	$—	$47,795
Residential 1-4 family	40,181	—	9,025	—	49,206
Owner-occupied commercial	234,794	4,297	5,737	—	244,828
Nonowner-occupied commercial	158,944	—	5,764	—	164,708

Total real estate loans	480,406	4,297	21,834	—	506,537

Construction
Multi-family residential	22,929	—	—	—	22,929
Residential 1-4 family	29,683	—	197	—	29,880
Commercial real estate	22,548	—	1,558	—	24,106
Commercial bare land and acquisition & development	10,980	—	211	—	11,191
Residential bare land and acquisition & development	4,475	—	2,578	—	7,053

Total construction loans	90,615	—	4,544	—	95,159

Commercial and other	360,749	—	12,551	17	373,317

Consumer	3,630	—	30	—	3,660

Totals	$935,400	$4,297	$38,959	$17	$978,673

At September 30, 2014, December 31, 2013, and September 30, 2013, the Company had $534, $532 and $668, respectively, in unfunded commitments on its classified loans, which is included in the calculation of our classified asset ratio.

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

The following tables present an aging analysis of past due and nonaccrual loans at September 30, 2014, December 31, 2013, and September 30, 2013:

Age Analysis of Loans Receivable

As of September 30, 2014

			Greater
	30-59 Days	60-89 Days	Than 90 days		Total Past
	Past Due	Past Due	Past Due		Due and	Total	Total Loans
	Still Accruing	Still Accruing	Still Accruing	Nonaccrual	Nonaccrual	Current	Receivable

Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$50,563	$50,563
Residential 1-4 family	187	—	—	459	646	43,964	44,610
Owner-occupied commercial	184	—	—	787	971	248,686	249,657
Nonowner-occupied commercial	—	—	—	1,245	1,245	179,403	180,648

Total real estate loans	371	—	—	2,491	2,862	522,616	525,478

Construction
Multi-family residential	—	—	—	—	—	19,178	19,178
Residential 1-4 family	—	—	—	—	—	35,421	35,421
Commercial real estate	—	—	—	—	—	32,946	32,946
Commercial bare land and acquisition & development	—	—	—	—	—	12,264	12,264
Residential bare land and acquisition & development	—	—	—	—	—	6,736	6,736

Total construction loans	—	—	—	—	—	106,545	106,545

Commercial and other	1,269	—	—	762	2,031	398,473	400,504

Consumer	12	—	—	—	12	3,336	3,348

Total	$1,652	$—	$—	$3,253	$4,905	$1,030,970	$1,035,875

Age Analysis of Loans Receivable

As of December 31, 2013

			Greater
	30-59 Days	60-89 Days	Than 90 days		Total Past
	Past Due	Past Due	Past Due		Due and	Total	Total Loans
	Still Accruing	Still Accruing	Still Accruing	Nonaccrual	Nonaccrual	Current	Receivable

Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$46,217	$46,217
Residential 1-4 family	137	—	—	636	773	45,665	46,438
Owner-occupied commercial	488	—	—	1,685	2,173	247,138	249,311
Nonowner-occupied commercial	1,188	—	—	136	1,324	157,462	158,786

Total real estate loans	1,813	—	—	2,457	4,270	496,482	500,752

Construction
Multi-family residential	—	—	—	—	—	23,419	23,419
Residential 1-4 family	—	—	—	—	—	26,512	26,512
Commercial real estate	—	—	—	—	—	30,516	30,516
Commercial bare land and acquisition & development	—	—	—	—	—	11,473	11,473
Residential bare land and acquisition & development	—	—	—	—	—	6,990	6,990

Total construction loans	—	—	—	—	—	98,910	98,910

Commercial and other	436	—	—	2,886	3,322	387,907	391,229

Consumer	5	1	—	—	6	3,872	3,878

Total	$2,254	$1	$—	$5,343	$7,598	$987,171	$994,769

Age Analysis of Loans Receivable

As of September 30, 2013

			Greater
	30-59 Days	60-89 Days	Than 90 days		Total Past
	Past Due	Past Due	Past Due		Due and	Total	Total Loans
	Still Accruing	Still Accruing	Still Accruing	Nonaccrual	Nonaccrual	Current	Receivable

Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$47,795	$47,795
Residential 1-4 family	—	—	—	1,206	1,206	48,000	49,206
Owner-occupied commercial	166	166	—	2,235	2,567	242,261	244,828
Nonowner-occupied commercial	1,096	559	—	139	1,794	162,914	164,708

Total real estate loans	1,262	725	—	3,580	5,567	500,970	506,537

Construction
Multi-family residential	—	—	—	—	—	22,929	22,929
Residential 1-4 family	—	—	—	—	—	29,880	29,880
Commercial real estate	—	—	—	—	—	24,106	24,106
Commercial bare land and acquisition & development	—	—	—	—	—	11,191	11,191
Residential bare land and acquisition & development	—	—	—	—	—	7,053	7,053

Total construction loans	—	—	—	—	—	95,159	95,159

Commercial and other	1,292	325	—	2,361	3,978	369,339	373,317

Consumer	5	—	—	—	5	3,655	3,660

Total	$2,559	$1,050	$—	$5,941	$9,550	$969,123	$978,673

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

The following tables display an analysis of the Company’s impaired loans at September 30, 2014, December 31, 2013, and September 30, 2013:

Impaired Loan Analysis

As of September 30, 2014

	Recorded	Recorded
	Investment	Investment				Related
	With No Specific	With Specific		Unpaid	Average	Specific
	Allowance	Allowance	Recorded	Principal	Recorded	Allowance
	Valuation	Valuation	Investment	Balance	Investment	Valuation

Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	709	315	1,024	1,350	1,183	4
Owner-occupied commercial	1,843	—	1,843	2,076	2,636	—
Nonowner-occupied commercial	2,843	—	2,843	2,862	1,685	—

Total real estate loans	5,395	315	5,710	6,288	5,504	4

Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	—	361	361	361	370	123

Total construction loans	—	361	361	361	370	123

Commercial and other	2,377	518	2,895	3,200	4,405	14

Consumer	—	—	—	—	—	—

Total impaired loans	$7,772	$1,194	$8,966	$9,849	$10,279	$141

Impaired Loan Analysis

As of December 31, 2013

	Recorded	Recorded
	Investment	Investment				Related
	With No Specific	With Specific		Unpaid	Average	Specific
	Allowance	Allowance	Recorded	Principal	Recorded	Allowance
	Valuation	Valuation	Investment	Balance	Investment	Valuation

Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	912	317	1,229	1,633	2,229	1
Owner-occupied commercial	2,767	—	2,767	3,000	3,359	—
Nonowner-occupied commercial	832	—	832	835	799	—

Total real estate loans	4,511	317	4,828	5,468	6,387	1

Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	133	—
Residential bare land and acquisition & development	—	283	283	373	413	38

Total construction loans	—	283	283	373	546	38

Commercial and other	4,368	529	4,897	10,627	4,100	18

Consumer	—	—	—	—	—	—

Total impaired loans	$8,879	$1,129	$10,008	$16,468	$11,033	$57

Impaired Loan Analysis

As of September 30, 2013

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation

Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	1,489	318	1,807	2,158	2,491	2
Owner-occupied commercial	3,329	—	3,329	3,800	3,551	—
Nonowner-occupied commercial	908	—	908	908	786	—

Total real estate loans	5,726	318	6,044	6,866	6,828	2

Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	178	—
Residential bare land and acquisition & development	283	—	283	283	457	—

Total construction loans	283	—	283	283	635	—

Commercial and other	3,839	534	4,373	9,475	3,616	21

Consumer	—	—	—	—	—	—

Total impaired loans	$9,848	$852	$10,700	$16,624	$11,079	$23

The impaired balances reported above are not adjusted for government guarantees of $1,129, $1,532, and $1,354 at September 30, 2014, December 31, 2013, and September 30, 2013, respectively. The recorded investment in impaired loans, net of government guarantees, totaled $7,837, $8,476 and $9,346 at September 30, 2014, December 31, 2013, and September 30, 2013, respectively.

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

The following table displays the Company’s TDRs by class at September 30, 2014, December 31, 2013, and September 30, 2013:

	Troubled Debt Restructurings as of
	September 30, 2014		December 31, 2013		September 30, 2013
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
Real estate
Multifamily residential	—	$—	—	$—	—	$—
Residential 1-4 family	7	781	7	819	8	1,108
Owner-occupied commercial	4	1,244	5	1,949	5	1,973
Non owner-occupied commercial	6	2,843	2	714	2	698

Total real estate loans	17	4,868	14	3,482	15	3,779
Construction
Multifamily residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—	—	—

Total construction loans	—	—	—	—	—	—

Commercial and other	11	2,527	10	2,379	11	2,406

Consumer	—	—	—	—	—	—

Total	28	$7,395	24	$5,861	26	$6,185

The recorded investment in TDRs on nonaccrual status totaled $2,044, $1,597, and $1,911 at September 30, 2014, December 31, 2013, and September 30, 2013, respectively. The Company’s policy is that loans placed on nonaccrual will typically remain on nonaccrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain. The Company’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

For the nine months ended September 30, 2014, the Company identified seven TDRs that were newly considered impaired for which impairment was previously measured under the Company’s general loan loss allowance methodology. At September 30, 2014, the total recorded investment in such receivables was $2,992 with no associated allowance.

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

Combination Modification - Any other type of modification, including the use of multiple types of modifications.

The following tables present newly restructured loans that occurred during the nine months ended September 30, 2014, and 2013, respectively:

Troubled Debt Restructurings Identified During the Nine Months ended September 30, 2014
	Rate Modification	Term Modification	Interest-only Modification	Combination Modification

Real estate
Multi-family residential	$—	$—	$—	$—
Residential 1-4 family	—	—	—	—
Owner-occupied commercial	—	—	—	—
Nonowner-occupied commercial	—	1,598	548	—

Total real estate loans	—	1,598	548	—

Construction
Multi-family residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—

Commercial and other	—	276	570	—

Consumer	—	—	—	—

Total	$—	$1,874	$1,118	$—

	Troubled Debt Restructurings Identified During the Nine Months ended September 30, 2013
	Rate Modification	Term Modification	Interest-only Modification	Combination Modification

Real estate
Multi-family residential	$—	$—	$—	$—
Residential 1-4 family	318	—	—	274
Owner-occupied commercial	—	—	—	—
Nonowner-occupied commercial	559	—	—	—

Total real estate loans	877	—	—	274

Construction
Multi-family residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—

Commercial and other	—	778	524	680

Consumer	—	—	—	—

Total	$877	$778	$524	$954

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

	Troubled Debt Restructurings that Subsequently Defaulted During the Nine Months ended September 30,
	2014		2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate
Multi-family residential	—	$—	—	$—
Residential 1-4 family	—	—	1	274
Owner-occupied commercial	—	—	1	303
Nonowner-occupied commercial	—	—	1	559

Total real estate loans	—	—	3	1,136

Construction
Multi-family residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—

Commercial and other	—	—	4	289

Consumer	—	—	—	—

Total	—	$—	7	$1,425

At September 30, 2014, December 31, 2013, and September 30, 2013, the Company had no commitments to lend additional funds on loans restructured as TDRs.

NOTE 4 – DENTAL LOAN PORTFOLIO

Dental lending is not operated as a business segment, and dental loans are made in the normal course of commercial lending activities throughout the Company. However, to assist in understanding the concentrations and risks associated with the Company’s loan portfolio, the following Note has been included to provide additional information relating to the Company’s dental loan portfolio. At September 30, 2014, December 31, 2013, and September 30, 2013, loans to dental professionals totaled $307,088, $307,268, and $303,911, respectively, and represented 29.65%, 30.89% and 31.05% in principal amount of total outstanding loans, respectively. As of September 30, 2014, December 31, 2013, and September 30, 2013, the dental loans were supported by government guarantees totaling $13,196, $16,470 and $17,491, respectively. These guarantees represented 4.30%, 5.36% and 5.76% in principal amount of the outstanding dental loan balances as of such respective dates. The Company defines a “dental loan” as a loan to dental professionals for the purpose of practice expansion, acquisition or other purpose supported by the cash flows of a dental practice.

Loan Classification

Major classifications of dental loans at September 30, 2014, December 31, 2013, and September 30, 2013, were as follows:

	September 30, 2014	December 31, 2013	September 30, 2013
Real estate secured loans:
Owner-occupied commercial	$60,871	$59,279	$59,868
Other dental real estate loans	2,600	1,967	2,021

Total permanent real estate loans	63,471	61,246	61,889

Dental construction loans	416	5,810	5,186

Total real estate loans	63,887	67,056	67,075

Commercial loans	243,201	240,212	236,836

Gross loans	$307,088	$307,268	$303,911

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

	September 30,	December 31,	September 30,
	2014	2013	2013
Local	$164,271	$178,673	$181,396
National	142,817	128,595	122,515

Total	$307,088	$307,268	$303,911

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$4,136	$3,522	$3,730	$2,683
Provision (reclassification)	(82)	(854)	713	382
Loans charged against allowance	(19)	—	(466)	(444)
Recoveries credited to allowance	49	20	107	67

Balance, end of period	$4,084	$2,688	$4,084	$2,688

Credit Quality

Please refer to Note 3 for additional information on the definitions of the credit quality indicators.

The following tables present the Company’s dental loan portfolio by market and credit grade at September 30, 2014, December 31, 2013, and September 30, 2013:

As of September 30, 2014

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Local	$160,184	$—	$4,087	$—	$164,271
National	141,634	—	1,183	—	142,817

Total	$301,818	$—	$5,270	$—	$307,088

As of December 31, 2013

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Local	$172,708	$—	$5,965	$—	$178,673
National	127,842	—	753	—	128,595

Total	$300,550	$—	$6,718	$—	$307,268

As of September 30, 2013

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Local	$175,602	$—	$5,794	$—	$181,396
National	121,757	—	758	—	122,515

Total	$297,359	$—	$6,552	$—	$303,911

Past Due and Nonaccrual Loans

The following tables present an aged analysis of the dental loan portfolio by market, including nonaccrual loans, as of September 30, 2014, December 31, 2013, and September 30, 2013:

As of September 30, 2014

			Greater
	30-59 Days	60-89 Days	Than 90 Days		Total Past
	Past Due	Past Due	Past Due		Due and	Total	Total Loans
	Still Accruing	Still Accruing	Still Accruing	Nonaccrual	Nonaccrual	Current	Receivable

Local	$601	$—	$—	$119	$720	$163,551	$164,271
National	—	—	—	222	222	142,595	142,817

Total	$601	$—	$—	$341	$942	$306,146	$307,088

As of December 31, 2013

			Greater
	30-59 Days	60-89 Days	Than 90 Days		Total Past
	Past Due	Past Due	Past Due		Due and	Total	Total Loans
	Still Accruing	Still Accruing	Still Accruing	Nonaccrual	Nonaccrual	Current	Receivable

Local	$—	$—	$—	$2,176	$2,176	$176,497	$178,673
National	—	—	—	224	224	128,371	128,595

Total	$—	$—	$—	$2,400	$2,400	$304,868	$307,268

As of September 30, 2013

			Greater
	30-59 Days	60-89 Days	Than 90 Days		Total Past
	Past Due	Past Due	Past Due		Due and	Total	Total Loans
	Still Accruing	Still Accruing	Still Accruing	Nonaccrual	Nonaccrual	Current	Receivable

Local	$1,292	$346	$—	$1,225	$2,863	$178,533	$181,396
National	—	—	—	224	224	122,291	122,515

Total	$1,292	$346	$—	$1,449	$3,087	$300,824	$303,911

NOTE 5 – FEDERAL FUNDS AND OVERNIGHT FUNDS PURCHASED

At September 30, 2014, the Company had unsecured federal funds borrowing lines with various correspondent banks totaling $129,000. At September 30, 2014, and December 31, 2013 there was $670, and $5,150 outstanding on these lines, respectively. There were no borrowings outstanding on these lines at September 30, 2013.

The Company also has a secured overnight borrowing line available from the Federal Reserve Bank of San Francisco (“FRB”) that totaled $71,557, $92,579 and $92,712 at September 30, 2014, December 31, 2013, and September 30, 2013, respectively. At September 30, 2014, the FRB borrowing line was secured by the pledge of approximately $143,550 of commercial loans under the Company’s Borrower-In-Custody program. At September 30, 2014, December 31, 2013, and September 30, 2013, there were no outstanding borrowings on this line.

NOTE 6 – FEDERAL HOME LOAN BANK BORROWINGS

The Company has a borrowing limit with the Federal Home Loan Bank (“FHLB”) equal to 30% of total assets, subject to the value of discounted collateral pledged. The Company does have the ability to access the FHLB excess stock pool, thus borrowing is not limited by FHLB stock held. At September 30, 2014, the maximum borrowing line was $446,916; however, the FHLB borrowing line was limited by the discounted value of collateral pledged. The Company had pledged $453,792 in real estate loans to the FHLB that had a discounted value of $299,083. There was $145,000 borrowed on this line at September 30, 2014.

At December 31, 2013, the maximum FHLB borrowing line was $434,963, and the Company had pledged real estate loans and securities to the FHLB with a discounted value of $229,547. There was $160,000 borrowed on this line at December 31, 2013.

At September 30, 2013, the maximum FHLB borrowing line was $436,463, and the Company had pledged real estate loans and securities to the FHLB with a discounted collateral value of $225,546. There was $145,000 borrowed on this line at September 30, 2013.

	Current	September 30,	December 31,	September 30,
	Rates	2014	2013	2013

Cash management advance	NA	$—	$—	$—
2013	—	—	—	104,000
2014	0.21% - 0.30%	104,000	119,000	—
2015	0.60% - 1.60%	13,500	13,500	13,500
2016	1.84% - 2.36%	22,500	22,500	22,500
2017	2.28%	3,000	3,000	3,000
2018	—	—	—	—
Thereafter	3.85%	2,000	2,000	2,000

		$145,000	$160,000	$145,000

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

For the nine months ended September 30, 2014, 14,996 restricted shares were granted and issued to directors with no restrictions imposed. Additionally, 127,051 RSUs were granted to employees during the first nine months of 2014. Of the 127,051 RSUs granted, 116,771 vest over four years, 9,902 vest over two years, and 378 vested immediately. Shares of common stock will be issued as soon as practicable upon vesting. For the nine months ended September 30, 2013, 10,179 restricted shares were granted and issued to directors with no restrictions imposed. Additionally, 145,420 RSUs were granted to employees during the first nine months of 2013, all of which vest over four years. No other awards were granted during the nine months ended September 30, 2014, and 2013.

The following table summarizes the shares and the grant-date fair market values of the equity-based awards granted during the nine months ended September 30, 2014, and 2013:

	Nine months ended
	September 30,
	2014		2013
	Shares	Fair Market Value	Shares	Fair Market Value
Equity-based awards:
Director restricted stock	14,996	$200	10,179	$110
Employee stock options	—	—	—	—
Employee stock SARs	—	—	—	—
Employee RSUs	127,051	1,679	145,420	1,366

	142,047	$1,879	155,599	$1,476

The following table provides a summary of the Company’s RSU activity, including the weighted average grant date fair value, for the six months ended September 30, 2014:

	Nine months ended
	September 30, 2014
	Non-Vested Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, beginning of period	299,696	$9.79
Granted	127,051	13.21
Vested shares issued	(58,518)	9.65
Vested shares surrendered for taxes	(36,384)	9.65
Forfeited or expired	(17,682)	10.49

Balance, end of period	314,163	$11.18

The following table identifies the compensation expense recorded and tax benefits received by the Company on its share-based compensation plans for the three and nine months ended September 30, 2014, and 2013:

	Three months ended
	September 30,
	2014		2013
	Compensation Expense	Tax Benefit	Compensation Expense	Tax Benefit
Equity-based awards:
Director restricted stock	$—	$—	$—	$—
Employee stock options	—	—	13	—
Employee stock SARs	—	—	27	10
Employee RSUs	327	124	229	87
Liability-based awards:
Employee cash SARs	5	2	10	4

	$332	$126	$279	$101

	Nine months ended
	September 30,
	2014		2013
	Compensation Expense	Tax Benefit	Compensation Expense	Tax Benefit
Equity-based awards:
Director restricted stock	$200	$76	$110	$39
Employee stock options	13	—	56	—
Employee stock SARs	26	10	100	38
Employee RSUs	888	337	601	228
Liability-based awards:
Employee cash SARs	75	29	10	4

	$1,202	$452	$877	$309

The following table identifies stock options, employee stock SARs, and employee cash SARs exercised during the three and nine months ended September 30, 2014:

	Three months ended
	September 30, 2014
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	—	$—	$—	—	NA
Employee stock SARs	2,901	$11.72	$3	234	NA
Employee cash SARs	1,417	$12.07	NA	NA	$1

	Nine months ended
	September 30, 2014
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	16,779	$11	$57	—	NA
Employee stock SARs	17,151	$11.84	$28	1,876	NA
Employee cash SARs	8,055	$12.18	NA	NA	$10

No liability-based or equity-based awards vested during the three and nine months ended September 30, 2014.

The following table identifies stock options, employee stock SARs, and employee cash SARs exercised during the three and nine months ended September 30, 2013:

	Three months ended
	September 30, 2013
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	—	$—	$—	—	NA
Employee stock SARs	4,664	$11.78	$4	306	NA
Employee cash SARs	845	$12.07	NA	NA	$1

	Nine months ended
	September 30, 2013
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	—	$—	$—	—	NA
Employee stock SARs	4,664	$11.78	$4	306	NA
Employee cash SARs	845	$12.07	NA	NA	$1

No liability-based or equity-based awards vested during the three and nine months ended September 30, 2013.

At September 30, 2014, the Company had estimated unrecognized compensation expense of approximately $2,714 for unvested RSUs. These amounts are based on historical forfeiture rates of 13.00% for all RSUs granted to employees. The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested RSUs was approximately 2.72 years as of September 30, 2014.

NOTE 8 – FAIR VALUE

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2014, December 31, 2013, and September 30, 2013, in accordance with the provisions of FASB ASC 825 “Financial Instruments.” The use of different assumptions and estimation methods could have a significant effect on the reported fair value amounts. Accordingly, the estimates of fair value herein are not necessarily indicative of the amounts that might be realized in a current market exchange.

	September 30, 2014		December 31, 2013		September 30, 2013
	Carrying		Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$24,512	$24,512	$21,108	$21,108	$42,609	$42,609
Securities available-for-sale	348,052	348,052	347,386	347,386	347,506	347,506
Loans	1,034,849	1,019,916	993,845	980,334	977,718	967,188
Federal Home Loan Bank stock	10,125	10,125	10,425	10,425	10,523	10,523
Interest receivable	4,759	4,759	4,703	4,703	4,608	4,608
Bank-owned life insurance	16,488	16,488	16,136	16,136	16,008	16,008
Swap derivative	275	275	405	405	313	313

Financial liabilities:
Deposits	$1,145,235	$1,145,558	$1,090,981	$1,091,355	$1,117,529	$1,117,840
Federal funds and overnight funds purchased	670	670	5,150	5,150	—	—
Federal Home Loan Bank borrowings	145,000	145,818	160,000	160,984	145,000	146,032
Junior subordinated debentures	8,248	2,365	8,248	2,265	8,248	2,235
Accrued interest payable	194	194	193	193	195	195

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

The following table presents information about the level in the fair value hierarchy for the Company’s assets and liabilities not measured and carried at fair value as of September 30, 2014, December 31, 2013, and September 30, 2013:

	Carrying Amount	Fair Value at September 30, 2014
		Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$24,512	$24,512	$—	$—
Loans	1,034,849	—	—	1,019,916
Federal Home Loan Bank stock	10,125	10,125	—	—
Accrued interest receivable	4,759	4,759	—	—
Bank-owned life insurance	16,488	16,488	—	—

Financial liabilities:
Deposits	$1,145,235	$—	$1,145,558	$—
Federal funds and overnight funds purchased	670	670	—	—
Federal Home Loan Bank borrowings	145,000	—	145,818	—
Junior subordinated debentures	8,248	—	2,365	—
Accrued interest payable	194	194	—	—

	Carrying Amount	Fair Value at December 31, 2013
		Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$21,108	$21,108	$—	$—
Loans	993,845	—	—	980,334
Federal Home Loan Bank stock	10,425	10,425	—	—
Accrued interest receivable	4,703	4,703	—	—
Bank-owned life insurance	16,136	16,136	—	—

Financial liabilities:
Deposits	$1,090,981	$—	$1,091,355	$—
Federal funds and overnight funds purchased	5,150	5,150	—	—
Federal Home Loan Bank borrowings	160,000	—	160,984	—
Junior subordinated debentures	8,248	—	2,265	—
Accrued interest payable	193	193	—	—

	Carrying Amount	Fair Value at September 30, 2013
		Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$42,609	$42,609	$—	$—
Loans	977,718	—	—	967,188
Federal Home Loan Bank stock	10,523	10,523	—	—
Accrued interest receivable	4,608	4,608	—	—
Bank-owned life insurance	16,008	16,008	—	—

Financial liabilities:
Deposits	$1,117,529	$—	$1,117,840	$—
Federal funds and overnight funds purchased	—	—	—	—
Federal Home Loan Bank borrowings	145,000	—	146,032	—
Junior subordinated debentures	8,248	—	2,235	—
Accrued interest payable	4,423	4,423	—	—

The tables below show assets measured at fair value on a recurring basis as of September 30, 2014, December 31, 2013, and September 30, 2013:

	Carrying	Fair Value at September 30, 2014
September 30, 2014	Value	Level 1	Level 2	Level 3

Available-for-sale securities
Obligations of U.S. government agencies	$38,948	$—	$38,948	$—
Obligations of states and political subdivisions	82,988	—	82,988	—
Mortgage-backed securities	205,921	—	205,921	—
Private-label mortgage-backed securities	4,127	—	2,488	1,639
SBA variable rate pools	16,068	—	16,068	—
Swap derivative	275	—	275	—

Total assets measured on a recurring basis	$348,327	$—	$346,688	$1,639

	Carrying	Fair Value at December 31, 2013
December 31, 2013	Value	Level 1	Level 2	Level 3

Available-for-sale securities
Obligations of U.S. government agencies	$30,847	$—	$30,847	$—
Obligations of states and political subdivisions	78,795	—	78,795	—
Mortgage-backed securities	223,720	—	223,720	—
Private-label mortgage-backed securities	5,314	—	3,528	1,786
SBA variable rate pools	8,710	—	8,710	—
Swap derivative	405	—	405	—

Total assets measured on a recurring basis	$347,791	$—	$346,005	$1,786

		Fair Value at September 30, 2013
September 30, 2013	Value	Level 1	Level 2	Level 3

Available-for-sale securities
Obligations of U.S. government agencies	$26,900	$—	$26,900	$—
Obligations of states and political subdivisions	79,365	—	79,365	—
Mortgage-backed securities	235,085	—	235,085	—
Private-label mortgage-backed securities	6,156	—	4,624	1,532
Swap derivative	313	—	313	—

Total assets measured on a recurring basis	$347,819	$—	$346,287	$1,532

No transfers to or from Levels 1 and 2 occurred on assets measured at fair value on a recurring basis during the nine months ended September 30, 2014, and 2013, or during the year ended December 31, 2013.

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

The following table provides a reconciliation of assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and nine months ended September 30, 2014, and 2013:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Beginning balance	$1,693	$1,589	$1,786	$1,682
Transfers to Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses	—		—
Included in earnings	—	—	—	—
Included in other comprehensive income	(19)	31	(30)	98
Paydowns	(35)	(88)	(117)	(248)
Purchases, issuances, sales and settlements	—		—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	—	—

Ending balance	$1,639	$1,532	$1,639	$1,532

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

The Company’s securities portfolio was valued through its independent third-party pricing service using evaluated pricing models and quoted prices based on market data. For further assurance, the Company’s estimate of fair value was compared to an additional independent third-party estimate at September 30, 2014, and the Company obtained key inputs for a sample of securities across sectors and evaluated those inputs for reasonableness. This analysis was performed at the individual security level and no material variances were noted.

There have been no significant changes in the valuation techniques during the periods reported.

The tables below show assets measured at fair value on a nonrecurring basis as of September 30, 2014, December 31, 2013, and September 30, 2013:

	Carrying	Fair Value
September 30, 2014	Value	Level 1	Level 2	Level 3

Loans measured for impairment (net of government guarantees and specific reserves)	$3,254	$—	$—	$3,254
Other real estate owned	13,177	—	—	13,177

Total	$16,431	$—	$—	$16,431

	Carrying	Fair Value
December 31, 2013	Value	Level 1	Level 2	Level 3

Loans measured for impairment (net of government guarantees and specific reserves)	$5,749	$—	$—	$5,749
Other real estate owned	16,355	—	—	16,355

Total	$22,104	$—	$—	$22,104

	Carrying	Fair Value
September 30, 2013	Value	Level 1	Level 2	Level 3

Loans measured for impairment (net of government guarantees and specific reserves)	$6,948	$—	$—	$6,948
Other real estate owned	16,602	—	—	16,602

Total	$23,550	$—	$—	$23,550

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

During the second quarter 2013, the Company entered into an interest rate swap agreement with an $8,000 notional amount to convert its variable-rate Junior Subordinated Debenture debt into a fixed rate for a term of seven years at a rate of 2.73%. The derivative is designated as a cash flow hedge. The hedge meets the definition of highly effective and the Company expects the hedge to be highly effective throughout the remaining term of the swap. The fair value of the derivative instrument at September 30, 2014, was a $275 unrealized gain, which is recorded in the other asset section of the consolidated balance sheet, net of the tax effect. No gain or loss was recognized in earnings for the nine months ended September 30, 2014, related to interest rate swaps.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to leverage assets. Management believes that, as of September 30, 2014, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of September 30, 2014, and according to Federal Reserve and FDIC guidelines, the Bank was considered to be well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014:
Total capital (to risk weighted assets)
Bank:	$176,519	15.59%	$90,593	8.00%	$113,241	10.00%
Company:	$177,718	15.69%	NA		NA
Tier I capital (to risk weighted assets)
Bank:	$162,342	14.34%	$45,297	4.00%	$67,945	6.00%
Company:	$163,541	14.44%	NA		NA
Tier I capital (to leverage assets)
Bank:	$162,342	11.12%	$58,385	4.00%	$72,981	5.00%
Company:	$163,541	11.20%	NA		NA

As of December 31, 2013:
Total capital (to risk weighted assets)
Bank:	$174,311	15.89%	$87,744	8.00%	$109,680	10.00%
Company:	$177,209	16.15%	NA		NA
Tier I capital (to risk weighted assets)
Bank:	$160,572	14.64%	$43,872	4.00%	$65,808	6.00%
Company:	$163,470	14.90%	NA		NA
Tier I capital (to leverage assets)
Bank:	$160,572	11.29%	$56,887	4.00%	$71,109	5.00%
Company:	$163,470	11.49%	NA		NA

As of September 30, 2013:
Total capital (to risk weighted assets)
Bank:	$174,025	16.16%	$86,172	8.00%	$107,715	10.00%
Company:	$176,929	16.42%	NA		NA
Tier I capital (to risk weighted assets)
Bank:	$160,517	14.90%	$43,086	4.00%	$64,629	6.00%
Company:	$163,421	15.16%	NA		NA
Tier I capital (to leverage assets)
Bank:	$160,517	11.36%	$56,520	4.00%	$70,650	5.00%
Company:	$163,421	11.56%	NA		NA

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

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding projected results for fourth quarter 2014 and full year 2014, the expected interest rate environment and its impact on our business, loan yields and expected prepayments, net interest margin, expectations regarding nonperforming assets, loan growth, earning asset mix, expected cash flows from the securities portfolio, expectations regarding the Company’s securities portfolio and the sale of securities, their value and yields, core deposits and cost, capital levels, liquidity and dividends, expectations regarding certain large depositor relationships, the outcome of legal proceedings, the 2014 provision for loan losses, management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this report, and our other reports filed with the SEC:

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

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in Part I, Item 1A “Risk Factors” in the Company’s 2013 Form 10-K and Part II, Item 1A, “Risk Factors” in this report and elsewhere in this report or in our other reports with the SEC, include risks and uncertainties described or referred to in Part I, Item 1 “Business” under the captions “Competition” and “Supervision and Regulation” in the Company’s 2013 Form 10-K and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Please take into account that forward-looking statements speak only as of the date of this report or documents incorporated by reference. The Company does not undertake any obligation to publicly correct or update any forward-looking statement whether as a result of new information, future events or otherwise.

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

Goodwill and Intangible Assets

At September 30, 2014, the Company had $23,525 in goodwill and other intangible assets. In accordance with financial accounting standards, assets with indefinite lives are no longer amortized, but instead are periodically tested for impairment. Management performs an impairment analysis of its goodwill and intangible assets with indefinite lives at least annually and has determined that there was no impairment as of December 31, 2013, the date the most recent analysis was performed.

Share-based Compensation

In accordance with FASB ASC 718, Stock Compensation, we recognize expense in the income statement for the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of each grant is estimated as of the grant date using the Black-Scholes option-pricing model. Management assumptions utilized at the time of grant impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately, the expense that will be recognized over the expected service period. Additional information is included in Note 1 of the Notes to Consolidated Financial Statements.

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

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-01 permits an entity to make an accounting policy election to account for its investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014, and should be applied prospectively. The Company is currently reviewing the requirements of ASU No. 2014-01, but does not expect it to have a material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014, and can be applied with a modified retrospective transition method or prospectively. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 improves the financial reporting of repurchase agreements and other similar transactions by introducing two accounting changes: (1) repurchase-to-maturity transactions will be accounted for as secured borrowing transactions on the balance sheet; previously, they were accounted for as sales when certain conditions were met, and (2) for repurchase financing arrangements, an entity will account separately for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. It also requires enhanced disclosures about repurchase agreements and other similar transactions. The adoption of ASU No. 2014-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 was issued to clarify that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The adoption of ASU No. 2014-12 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The adoption of ASU No. 2014-14, is not expected to have a material impact on the Company’s consolidated financial statements.

FINANCIAL HIGHLIGHTS

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change

Net income	$4,431	$3,940	12.46%	$12,411	$10,115	22.70%
Operating revenue (1)	$15,769	$16,305	-3.29%	$46,750	$46,015	1.60%

Earnings per share
Basic	$0.25	$0.22	13.64%	$0.70	$0.57	22.81%
Diluted	$0.25	$0.22	13.64%	$0.69	$0.56	23.21%

Assets, period-end	$1,489,719	$1,454,878	2.39%
Gross loans, period-end	$1,035,875	$978,673	5.84%
Core deposits, period end (2)	$1,047,211	$1,015,651	3.11%
Deposits, period-end	$1,145,235	$1,117,529	2.48%

Return on average assets (3)	1.18%	1.09%		1.13%	0.95%
Return on average equity (3)	9.69%	8.77%		9.16%	7.46%
Return on average tangible equity (3) (4)	11.13%	10.12%		10.53%	8.58%

(1)	Operating revenue is defined as net interest income plus noninterest income.
(2)	Defined by the Company as demand, interest checking, money market, savings, and local nonpublic time deposits, including local nonpublic time deposits in excess of $100.
(3)	Amounts annualized.
(4)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.

The Company earned $4,431 or $0.25 per diluted share in third quarter 2014, up $491 or 12.46% over third quarter 2013. The improvement in net income was primarily due to lower noninterest expense. Noninterest expense in third quarter 2014 was down $1,257 or 12.08% from third quarter 2013 primarily due to lower professional and legal fees and other real estate expense. During the third quarter 2014, the Company recovered $300 in legal fees that had been expensed in prior quarters, which resulted in an increase of $0.01 per diluted share in the quarter. The reduction in other real estate expense was due to significant valuation write downs recorded during the third quarter 2013. There were no valuation write downs in third quarter 2014. For the sixth consecutive quarter, the Company booked no provision for loan losses reflecting improvement in the credit quality of the loan portfolio.

During third quarter 2014, the Company continued to experience organic growth in outstanding loans. Outstanding loans at September 30, 2014, were $1,035,875 up $4,746 over June 30, 2014, outstanding loans. For the first nine months of the year, outstanding loans were up $41,106 over year-end December 31, 2013, which represents an annualized growth rate of 5.52%. Loan growth during the first nine months of 2014 was primarily in the permanent real estate and commercial and industrial loan categories.

Core deposit growth accelerated during the third quarter 2014, reflecting a typical seasonal pattern. Outstanding core deposits at September 30, 2014, were $1,047,211, up $20,669 over June 30, 2014. For the first nine months of 2014, outstanding core deposits increased by $56,896 or 5.75% over December 31, 2013.

Year-to-date September 30, 2014, net income was $12,411, an improvement of $2,296 or 22.70% over the same period last year. The improvement was primarily due to increased operating revenues (net interest income plus noninterest income) combined with lower expenses. Results for the year ended 2013 included $1,246 of merger expenses related to the Century Bank acquisition.

On May 6, 2014, the Company’s Board of Directors authorized the repurchase of up to 5% of the Company’s outstanding shares, or 892,500 shares, with the purchases to take place over a 12-month period. During the third quarter 2014, the Company repurchased 132,358 shares at a weighted average price of $13.60 per share. Since the inception of the share repurchase plan, the Company has repurchased 267,080 shares at a weighted average price of $13.48 per share.

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

	September 30,	December 31,	September 30,
	2014	2013	2013
Total shareholders’ equity	$182,538	$179,184	$179,678
Subtract:
Goodwill	(22,881)	(22,881)	(22,945)
Core deposit intangible assets	(644)	(735)	(765)

Tangible shareholders’ equity (non-GAAP)	$159,013	$155,568	$155,968

Book value per share	$10.30	$10.01	$10.40
Tangible book value per share (non-GAAP)	$8.98	$8.69	$8.72

Year-to-date return on average equity	9.16%	7.61%	7.46%
Year-to-date return on average tangible equity (non-GAAP)	10.53%	8.75%	8.58%

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

Net interest margin as a percentage of average earning assets for third quarter 2014 was 4.28%, a decline of 6 basis points from the prior quarter and down 29 basis points from third quarter 2013. The linked-quarter decline in the net interest margin was due to a decrease of 6 basis points in the yield on earning assets resulting from lower loan and security portfolio yields. In addition, the cost of wholesale funding was up 9 basis points in third quarter 2014 over the prior quarter due to brokered deposits called during the quarter resulting in write off of remaining broker discount. The decline in year-over-year net interest margin of 29 basis points was primarily due to nonrecurring items, including interest recoveries, prepayment penalties, and accretion, which added 35 basis points to the third quarter 2013 net interest margin. However, when accretion of fair value marks and nonrecurring items are removed, the third quarter 2014 net interest margin was relatively stable with the previous three quarters. Below is a summary of the core net interest margin, which excludes nonrecurring items and accretion of fair value marks, for the last five quarters. This summary presents a reconciliation of the net interest margin to adjusted net interest margin for the period:

	Adjusted Net Interest Margin
	Q3 2013	Q4 2013	Q1 2014	Q2 2014	Q3 2014

QTD net interest margin	4.57%	4.38%	4.32%	4.34%	4.28%

Century accretion adjustment	-0.05%	-0.04%	-0.07%	-0.03%	-0.03%
Additional interest income adjustment	-0.30%	-0.07%	0.00%	-0.04%	-0.03%

Adjusted QTD net interest margin (non-GAAP)	4.22%	4.27%	4.25%	4.27%	4.22%

The following table presents condensed balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates on interest-bearing liabilities, for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013:

Table I

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Three months ended			Three months ended
	September 30, 2014			September 30, 2013
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$4,606	$3	0.26%	$3,614	$2	0.22%
Securities available-for-sale:
Taxable	274,299	1,547	2.24%	283,700	1,489	2.08%
Tax-exempt(1)	72,790	769	4.19%	67,745	751	4.40%
Loans, net of deferred fees and allowance(2)	1,023,266	13,703	5.31%	958,372	14,028	5.81%

Total interest-earning assets(1)	1,374,961	16,022	4.62%	1,313,431	16,270	4.91%

Non earning assets
Cash and due from banks	18,376			17,866
Property and equipment	18,181			19,252
Goodwill & intangible assets	23,541			23,726
Interest receivable and other assets	53,688			60,982

Total nonearning assets	113,786			121,826

Total assets	$1,488,747			$1,435,257

Interest-bearing liabilities
Money market and NOW accounts	$533,322	($360)	-0.27%	$513,059	$(382)	-0.30%
Savings deposits	51,815	(16)	-0.12%	42,677	(13)	-0.12%
Time deposits—core (3)	60,462	(78)	-0.51%	70,059	(120)	-0.68%

Total interest-bearing core deposits	645,599	(454)	-0.28%	625,795	(515)	-0.33%

Time deposits—noncore	104,560	(389)	-1.48%	105,408	(286)	-1.08%
Federal funds purchased	1,768	(3)	-0.67%	4,355	(5)	-0.46%
FHLB & FRB borrowings	148,402	(278)	-0.74%	162,370	(292)	-0.71%
Junior subordinated debenture	8,248	(57)	-2.74%	8,248	(51)	-2.45%

Total interest-bearing wholesale funding	262,978	(727)	-1.10%	280,381	(634)	-0.90%

Total interest-bearing liabilities	908,577	(1,181)	-0.52%	906,176	(1,149)	-0.50%

Noninterest-bearing liabilities
Demand deposits	391,738			346,692
Interest payable and other	6,975			4,144

Total noninterest liabilities	398,713			350,836

Total liabilities	1,307,290			1,257,012
Shareholders’ equity	181,457			178,245

Total liabilities and shareholders’ equity	$1,488,747			$1,435,257

Net interest income		$14,841			$15,121

Net interest margin(1)		4.28%			4.57%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $269 and $263 for the three months ended September 30, 2014, and September 30, 2013, respectively.

Net interest margin was positively impacted by 8 basis points for the three months ended

(2)	Interest income includes recognized loan origination fees of $157 and $84 for the three months ended September 30, 2014, and September 30, 2013, respectively.
(3)	Defined by the Company as interest checking, money market, savings and local non- public time deposits, including local non-public time deposits in excess of $100.

Table I shows that earning asset yields in third quarter 2014 were 4.62%, down 29 basis points from the 4.91% recorded in third quarter 2013. However, third quarter 2013 results included $982 of interest recoveries, which added 30 basis points to earning asset yields. Excluding the interest recoveries in last year’s results, earning asset yields in third quarter 2014 were virtually unchanged from third quarter 2013. The stable earning asset yields (excluding nonrecurring items) was primarily due to higher yield on the taxable portion of the securities portfolio combined with changes in the mix of earning assets as higher yielding loans made up a greater portion of earning assets in third quarter 2014 when compared to third quarter 2013.

The cost of interest-bearing liabilities increased by 2 basis points from 0.50% in third quarter 2013 to 0.52% in third quarter 2014. The rate on interest-bearing core deposits declined by 5 basis points and was more than offset by an increase of 20 basis points in the cost of interest-bearing wholesale funding. The decrease in the cost of core deposits was primarily due to lower rates on money market accounts and core time deposits. Core time deposits showed the most significant decline, moving from 0.68% in third quarter 2013 to 0.51% in third quarter 2014. The higher cost of wholesale funding was primarily due to an increase on the rate of non-core time deposits of 40 basis points from 1.08% in the third quarter 2013 to 1.48% in the third quarter 2014. This category of wholesale funding consists primarily of long-term callable brokered time deposits. During the third quarter 2014, the Company called $10,500 in brokered CD’s with a weighted average rate of 1.86%, and refinanced them at lower rates, which will benefit the net interest margin in future quarters. However, the call of these CD’s required the write down of the remaining broker discount of $32 during the third quarter 2014.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended September 30, 2014, compared to September 30, 2013.

Table II

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Three months ended
	September 30, 2014
	compared to September 30, 2013
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$1	$—	$1
Securities available-for-sale:
Taxable	(49)	107	58
Tax-exempt(1)	55	(37)	18
Loans, net of deferred fees and allowance	950	(1,275)	(325)

Total interest-earning assets(1)	957	(1,205)	(248)

Interest paid on:
Money market and NOW accounts	15	(37)	(22)
Savings deposits	3	—	3
Time deposits - core (2)	(16)	(26)	(42)

Total interest-bearing core deposits	2	(63)	(61)

Time deposits - noncore	(2)	105	103
Federal funds purchased	(3)	1	(2)
FHLB & FRB borrowings	(25)	11	(14)
Junior subordinated debenture	—	6	6

Total interest-bearing wholesale funding	(30)	123	93

Total interest-bearing liabilities	(28)	60	32

Net interest income(1)	$985	$(1,265)	$(280)

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $269 and $263 for the three months ended September 30, 2014 and September 30, 2013, respectively.
(2)	Interest income includes recognized loan origination fees of $157 and $84 for the three months ended September 30, 2014, and September 30, 2013, respectively.

The third quarter 2014 rate/volume analysis shows that net interest income declined by $280 over third quarter 2013. The decline in interest income was due to $982 of nonrecurring interest recoveries recorded in third quarter 2013. Excluding the interest recoveries, interest income for third quarter 2014 was up $702 over third quarter 2013. Also contributing to the decline in net interest income was an increase in interest expense of $32 in third quarter 2014 when compared to the same quarter last year. The increase in interest expense was related to higher rates on wholesale funding, primarily centered in non-core time deposits and was directly related to the $32 in broker discount written off during the quarter on called time deposits.

The following table presents the condensed average balance sheet information, together with taxable equivalent interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the nine months ended September 30, 2014, compared to the same period in the prior year:

Table III

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Nine months ended			Nine months ended
	September 30, 2014			September 30, 2013
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	(Expense)	Rates	Balance	(Expense)	Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$3,591	$7	0.26%	$3,478	$7	0.27%
Securities available-for-sale:
Taxable	276,119	4,693	2.27%	301,931	4,164	1.84%
Tax-exempt(1)	70,778	2,263	4.27%	69,337	2,200	4.24%
Loans, net of deferred fees and allowance(2)	1,009,217	40,391	5.35%	933,112	39,793	5.70%

Total interest earning assets(1)	1,359,705	47,354	4.66%	1,307,858	46,164	4.72%

Non earning assets
Cash and due from banks	18,262			18,606
Property and equipment	18,464			19,308
Goodwill & intangible assets	23,571			23,540
Interest receivable and other assets	54,537			59,357

Total non earning assets	114,834			120,811

Total assets	$1,474,539			$1,428,669

Interest-bearing liabilities
Money market and NOW accounts	$535,581	$(1,104)	-0.28%	$519,534	$(1,197)	-0.31%
Savings deposits	49,696	(49)	-0.13%	40,679	(37)	-0.12%
Time deposits - core (3)	61,798	(255)	-0.55%	73,126	(410)	-0.75%

Total interest-bearing core deposits	647,075	(1,408)	-0.29%	633,339	(1,644)	-0.35%
Time deposits - non-core	103,749	(1,061)	-1.37%	108,363	(943)	-1.16%
Federal funds purchased	2,399	(12)	-0.67%	3,270	(12)	-0.49%
FHLB & FRB borrowings	159,664	(838)	-0.70%	162,699	(905)	-0.74%
Junior subordinated debenture	8,248	(169)	-2.74%	8,248	(139)	-2.25%

Total interest-bearing wholesale funding	274,060	(2,080)	-1.01%	282,580	(1,999)	-0.95%

Total interest-bearing liabilities	921,135	(3,488)	-0.51%	915,919	(3,643)	-0.53%

Noninterest-bearing liabilities
Demand deposits	366,607			327,643
Interest payable and other	5,605			3,910

Total noninterest liabilities	372,212			331,553

Total liabilities	1,293,347			1,247,472
Shareholders’ equity	181,192			181,197

Total liabilities and shareholders’ equity	$1,474,539			$1,428,669

Net interest income		$43,866			$42,521

Net interest margin(1)		4.31%			4.35%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $792 and $770 for the nine months ended September 30, 2014, and 2013, respectively. Net interest margin was positively impacted by 7 and 8 basis points, respectively for the nine months ended September 30, 2014 and 2013, respectively.
(2)	Interest income includes recognized loan origination fees of $424 and $361 for the nine months ended September 30, 2014, and 2013, respectively.
(3)	Defined by the Company as interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.

The net interest margin for the nine months ended September 30, 2014, was 4.31%, a decrease of 4 basis points from the 4.35% net interest margin for the same period in 2013. Table III shows that earning asset yields dropped 6 basis points to 4.66% for the first nine months of 2014, when compared to 4.72% for the same period in 2013. The decline in earning asset yields was due to a 35 basis point drop in the yield on loans. However, nonrecurring interest recoveries of $982 included in 2013 results increased earning asset yields by 10 basis points. Excluding the nonrecurring items in 2013, earning asset yields improved by 4 basis points due to higher yields on the Company’s taxable securities portfolio, which increased 40 basis points for the nine months ended September 30, 2014, when compared to the same period last year. The improvement in the yield on the taxable securities portfolio was the result of slower prepayment speeds on mortgage-backed securities which reduced the amortization of premium, increasing the yield on this portion of the securities portfolio.

Table III also shows that the overall cost of interest-bearing liabilities were down 2 basis points from 0.53 % at September 30, 2013, to 0.51% at September 30, 2014. The cost of interest-bearing core deposits fell by 6 basis points in the same periods from 0.35% to 0.29% with the most significant decline coming in the core time deposit category. The cost of interest-bearing wholesale funding for the nine months ended September 30, 2014, was up 6 basis points over the prior year same period with the increase centered in non-core time deposits, where the write down of brokered discount on called CD’s increased the rate from 1.16% for the nine months ended September 30, 2013, to 1.37% for the same period this year.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the nine months ended September 30, 2014, compared to the same period in the prior year.

Table IV

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Nine months ended September 30, 2014
	Compared to nine months ended September 30, 2013
	Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$—	$—	—
Securities available-for-sale:
Taxable	(356)	885	529
Tax-exempt(1)	46	19	65
Loans, net of deferred fees and allowance	3,246	(2,650)	596

Total interest earning assets(1)	2,936	(1,746)	1,190

Interest paid on:
Money market and NOW accounts	37	(130)	(93)
Savings deposits	8	4	12
Time deposits - core (2)	(64)	(91)	(155)

Total interest-bearing core deposits	(19)	(217)	(236)

Time deposits - non-core	(40)	158	118
Federal funds purchased	(3)	3	—
FHLB & FRB borrowings	(17)	(50)	(67)
Junior subordinated debenture	—	30	30

Total interest-bearing wholesale funding	(60)	141	81

Total interest-bearing liabilities	(79)	(76)	(155)

Net interest income(1)	$3,015	$(1,670)	$1,345

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $792 and $770 for the nine months ended September 30, 2014 and 2013, respectively. Net interest margin was positively impacted by 7 and 8 basis points for the nine months ended September 30, 2014 and 2013, respectively.
(2)	Interest income includes recognized loan origination fees of $424 and $361 for the nine months ended September 30, 2014 and 2013, respectively.

The rate/volume analysis for the nine months ended September 30, 2014, in Table IV, shows that interest income including loan fees increased by $1,190 over the same period in 2013. The increase in interest income due to higher volumes of earning assets was $2,936 and was all centered in loans. The increase in interest income due to higher volumes was partially offset by a decline in interest income of $1,746 due to lower rates on earning assets. The decline in interest income due to lower rates on loans of $2,650 was partially offset by an increase in interest income of $904 due to improved yields on the securities portfolio. The rate/volume analysis shows that interest expense for the nine months ended September 30, 2014, decreased by $155 from the same period last year. Overall, lower rates on both interest-bearing core deposits and wholesale funding caused a $76 drop in interest expense, while a change in the volume mix of interest-bearing liabilities lowered interest expense by $79 for the nine months ended September 30, 2014.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the three-month and nine-month periods ended September 30, 2014, and 2013:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance, beginning of period	$15,675	$16,303	$15,917	$16,346
Provision charged to income	—	—	—	250
Loans charged against allowance	(23)	(221)	(654)	(1,049)
Recoveries credited to allowance	70	720	459	1,255

Balance, end of period	$15,722	$16,802	$15,722	$16,802

The Company booked no provision for loan losses for the nine months ended September 30,2014, compared to a provision for loan losses of $250 for the same period last year. The Company has now booked no provision for loan losses for six consecutive quarters. The decrease in the provision was primarily the result of a reduction in the level of classified loans and nonperforming assets. The Company’s classified assets at September 30, 2014, were 24.27% of regulatory capital compared to 29.02% and 30.25% of regulatory capital at December 31, 2013, and September 30, 2013, respectively. Net loan charge offs through September 30, 2014, were $195 or annualized 0.03% of average loans, compared to net loan recoveries of $206 or -0.03% of average loans recorded for the same period in 2013. During the third quarter 2014, the Company recorded net recoveries of $47. The allowance for loan losses for outstanding loans at September 30, 2014, was $15,722 or 1.52% of outstanding loans compared to 1.60% and 1.72% of outstanding loans at December 31, 2013, and September 30, 2013, respectively. The decline in the allowance as a percentage of outstanding loans was also reflective of improved credit quality of the loan portfolio. In addition, the allowance as a percentage of net nonperforming loans was 536.22% at September 30, 2014, compared to 345.42% and 325.94% at December 31, 2013, and September 30, 2013, respectively. The improvement in the allowance coverage ratio over nonperforming loans was due to reductions in nonaccrual loans during the period, combined with a relatively stable allowance for loan losses.

At September 30, 2014, $7,837 of loans (net of government guarantees) were classified as impaired. A specific allowance of $141 (included in the ending allowance at September 30, 2014) was assigned to these loans. That compares to impaired loans of $8,476 and a specific allowance assigned of $57 at December 31, 2013.

Total nonperforming assets, net of government guarantees, were $16,109, or 1.08% of total assets, at September 30, 2014, relatively unchanged from the prior quarter, but down from nonperforming assets of $20,963 or 1.45% of total assets at December 31, 2013, and $21,757 or 1.50% of total assets at September 30, 2013. During the third quarter 2014, the Company transferred a nonaccrual loan collateralized by commercial real estate and valued at approximately $1,200 into other real estate owned. No additional loan charge off was required at the time of the transfer. At September 30, 2014, nonperforming assets consisted of $2,932 in nonaccrual loans (net of government guarantees), no loans were 90 days past due and still accruing interest, and there was $13,177 of other real estate owned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more, and other real estate owned for the periods covered in this report:

Nonperforming Assets and Asset Quality Ratios

	September 30,	December 31,	September 30,
	2014	2013	2013
NONPERFORMING ASSETS
Nonaccrual loans
Real estate loans
Multi-family residential	$—	$—	$—
Residential 1-4 family	459	636	1,206
Owner-occupied commercial	787	1,685	2,235
Nonowner-occupied commercial	1,245	136	139

Total permanent real estate loans	2,491	2,457	3,580
Construction loans
Multi-family residential	—	—	—
Residential 1-4 family	—	—	—
Commercial real estate	—	—	—
Commercial bare land and acquisition & development	—	—	—
Residential bare land and acquisition & development	—	—	—

Total construction real estate loans	—	—	—

Total real estate loans	2,491	2,457	3,580
Commercial loans	762	2,886	2,361

Total nonaccrual loans	3,253	5,343	5,941
90-days past due and accruing interest	—	—	—
Total nonperforming loans	3,253	5,343	5,941
Nonperforming loans guaranteed by government	(321)	(735)	(786)

Net nonperforming loans	2,932	4,608	5,155
Other real estate owned	13,177	16,355	16,602

Total nonperforming assets, net of guaranteed loans	$16,109	$20,963	$21,757

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of total loans outstanding, net of loans held for sale	1.52%	1.60%	1.72%
Allowance for loan losses as a percentage of total nonperforming loans, net of government guarantees	536.22%	345.42%	325.94%
Net loan charge offs as a percentage of average loans, annualized	0.03%	0.35%	-0.03%
Net nonperforming loans as a percentage of total loans	0.28%	0.46%	0.53%
Nonperforming assets as a percentage of total assets	1.08%	1.45%	1.50%
Consolidated classified asset ratio(1)	24.27%	29.02%	30.25%

(1)	Classified asset ratio is defined as the sum of all loan-related contingent liabilities and loans internally graded substandard or worse (net of government guarantees), adversely classified securities, and other real estate owned, divided by total consolidated Tier 1 capital plus the allowance for loan losses.

Nonperforming assets at September 30, 2014, declined $5,648 from the same period last year, and declined $4,854 from December 31, 2013. The majority of the decline in nonperforming assets from year-end and one year ago occurred in other real estate owned and resulted from the sale of a commercial property during the first nine months of 2014, carried in other real estate owned and valued at approximately $3,500. Other real estate owned at September 30, 2014, consisted of seven properties, with two properties, a commercial land development project valued at $10,040 and a commercial real estate property valued at $1,244, comprised 85.63% of the total other real estate owned category. The Company did receive an appraisal during the third quarter 2014 on the commercial land development property valued at $10,040, and no further valuation write-down was required. The Company is actively marketing this property; however the location and nature of the property make it susceptible to possible future valuation write-downs as new appraisals become available.

Noninterest Income

Year-to-date September 30, 2014, noninterest income was $3,676, down $588 or 13.79% from the same period last year. The decline in noninterest income in the first nine months of 2014 when compared to the same period last year was primarily due to merchant bankcard processing fees as this service was outsourced during fourth quarter 2013 and resulted in a $560 drop in merchant fees in the first nine months of 2014. This outsourcing also resulted in the near elimination of bankcard processing expense. Improved service charge revenue of $146 partially offset the decline in merchant fees. The improvement in service charge revenue was the result of implementing new account analysis charges effective January 1, 2014. During the second quarter 2014, a classified private-label mortgage backed security was sold at a loss of $97. The loss in the second quarter 2014 more than offset the gain on sale of securities of $63 recorded during first quarter 2014.

Noninterest Expense

Year-to-date September 30, 2014, noninterest expense was $27,930, a decrease of $2,757 or 8.98% from the same period last year. When merger expenses related to the Century acquisition of $1,246 are excluded from 2013 noninterest expense, noninterest expense through September 30, 2014, was down $1,511 or 5.13% from last year. A $1,507 or 9.22% increase in personnel expense through September 30, 2014, was offset by declines in legal and professional fees of $571, business development of $316, other real estate expense of $1,424, bankcard processing expense of $412, and the other expense category of $412. The decline in legal and professional fees was primarily due to the recovery of $300 of legal fees expensed in prior periods recorded during the third quarter 2014. The decline in business development costs reflects timing of marketing expenditures in 2014 when compared to the prior year. The significant decline in other real estate expense was the result of large valuation write-downs totaling approximately $1,100 recorded during 2013 on two commercial properties. No significant valuation write-downs have been recorded to date during 2014. The decline in the other expense category was primarily due to lower travel costs and non-recurring expense of $100 recorded in 2013.

At the June 2014 board meeting, the Company’s board of directors approved a deferred compensation plan. The initial plan is a qualified unfunded plan, which contains no employer defined contribution or benefit. This plan is open to Senior Vice Presidents and above, and the board of directors. Deferrals began during August 2014. Deferred compensation expense is not expected to be material in amount during 2014.

BALANCE SHEET

Loans

At September 30, 2014, outstanding loans were $1,035,875, up $41,106 from December 31, 2013, and up $57,202 from September 30, 2013. Loan growth during the first nine months of 2014 was primarily centered in real estate and commercial and industrial loans. A summary of outstanding loans by market at September 30, 2014, December 31, 2013, and September 30, 2013, follows:

	Period Ended
	September 30,	December 31,	September 30,
	2014	2013	2013
Eugene market gross loans, period-end	$361,599	$334,511	$324,320
Portland market gross loans, period-end	389,977	391,295	390,014
Seattle market gross loans, period-end	132,827	132,488	136,178
National healthcare gross loans, period-end	151,472	136,475	128,161

Total gross loans, period-end	$1,035,875	$994,769	$978,673

Growth in outstanding loans during 2014 has been centered in the Eugene and National healthcare lending, while outstanding loans in the Portland and Seattle markets have remained relatively flat in this period. Loan production, both new and renewed loans, has been strong in all markets; however the Portland and Seattle markets experienced high levels of prepayments on its loan portfolio, thus stemming net loan growth in these markets. Net loan growth is expected to continue during the remainder of 2014 due to the addition of experienced market lenders and solid pipelines in all markets, combined with a resurgent regional economy.

Outstanding loans to dental professionals, which are comprised of both local and national loans, at September 30, 2014, totaled $307,088 or 29.65% of the loan portfolio, compared to $307,268 or 30.89% of the loan portfolio at December 31, 2013. While the Company’s national dental loans increased by $14,222 since December 31, 2013 and are now represented in 31 states, local dental loans contracted due to amortization of the existing portfolio, early pay offs and intense pricing competition during the same period. At September 30, 2014, $13,196 or 4.30% of the outstanding dental loans were supported by government guarantees. Loans to dental professionals include loans for such purposes as starting up a practice, acquisition of a practice, equipment financing, owner-occupied facilities, and working capital. National dental loans are limited only to acquisition of a seasoned practice by experienced dental professionals, practice refinances and owner-occupied real estate loans.

In addition to loan growth in the dental industry, growth was also experienced in the wider healthcare field with loans to physicians, veterinarians, optometrists, and medical specialists. The healthcare portfolio, other than dental, experienced growth during the quarter. This segment grew 11.49% over year-end 2013 to $68,972 as of September 30, 2014. The majority of the expansion was in veterinary lending in both practice acquisition and owner-occupied real estate financing.

Additional data on the Company’s dental loan portfolio and the credit quality of this portfolio can be found in Note 4 of the Notes to Consolidated Financial Statements in this report.

All loans to related parties were made in the ordinary course of business and on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the Company.

Detailed credit quality data on the entire loan portfolio can be found in Note 3 of the Notes to Consolidated Financial Statements in this report.

Securities

At September 30, 2014, the balance of securities available-for-sale was $348,052, up $666 over December 31, 2013. The increase in the securities portfolio during the year was entirely due to improvement in the unrealized gain on the portfolio at September 30, 2014, when compared to December 31, 2013. At September 30, 2014, the portfolio had an unrealized pre-tax gain of $5,414 compared to an unrealized pre-tax loss of $242, at December 31, 2013. The improvement in the unrealized gain or market value of the securities portfolio during the first nine months of 2014 was due to a decline in longer-term interest rates and tightening of spreads. The average life and duration of the portfolio at September 30, 2014, was 4.2 years and 3.8 years respectively, both relatively unchanged from December 31, 2013. At September 30, 2014, $27,309 of the securities portfolio were pledged as collateral for public deposits in Oregon and Washington and for repurchase agreements.

The Company continued to structure the portfolio to provide consistent cash flow and reduce the market value volatility of the portfolio in a rising rate environment in light of the Company’s current liability sensitive position. The portfolio is structured to generate sufficient cash flow to allow reinvestment at higher rates should interest rates move up or to fund loan growth in future periods. In a stable rate environment, approximately $47,000 in cash flow is anticipated over the next twelve months. Going forward, purchases will be dependent upon core deposit growth, loan growth, and the Company’s interest rate risk position.

At September 30, 2014, $4,127, or 1.19% of the total securities portfolio was composed of private-label mortgage-backed securities. In previous reporting periods management has booked OTTI on this portion of the portfolio totaling approximately $227. During the second quarter 2014, a classified private-label mortgage-backed security was sold at a loss of $97. The loss in the second quarter 2014 more than offset the gain on sale of securities of $63 recorded during first quarter 2014. It was determined that an OTTI was required on this security. After further analysis, it was also determined that future impairment was possible and additional losses could result in future additional impairment charges. The sale at the loss limited the potential future losses.

Management reviews monthly all available information, including current and projected default rates and current and projected loss severities, related to the collectability of its potentially impaired investment securities to determine if an additional OTTI is required. No additional OTTI was recorded during the first nine months of 2014. Recognition of additional OTTI on the private-label mortgage-backed portion of the portfolio is possible in future quarters depending upon economic conditions, default rates on home mortgages, loss severities on foreclosed homes, unemployment levels, and home values.

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

Goodwill and Intangible Assets

At September 30, 2014, the Company had a recorded balance of $22,881 in goodwill from the November 30, 2005, acquisition of Northwest Business Financial Corporation (“NWBF”) and the February 1, 2013, acquisition of Century Bank. In addition, at September 30, 2014, the Company had $644 of core deposit intangible assets resulting from the acquisition of Century Bank. The core deposit intangible was determined to have an expected life of seven years, and is being amortized over that period using the straight-line method and will be fully amortized in January 2020. In accordance with GAAP, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment. Management performs an impairment analysis of the intangible assets with indefinite lives at least annually, but more frequently if an impairment triggering event is deemed to have occurred. The last impairment test was performed at December 31, 2013, at which time no impairment was determined to exist.

Deposits

Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and nonpublic local time deposits, including nonpublic local time deposits in excess of $100, were $1,047,211 and represented 91.44% of total deposits at September 30, 2014. Core deposits at September 30, 2014, were up $56,896 over December 31, 2013, with growth occurring during the latter part of second quarter 2014 and during third quarter 2014. At the end of the first quarter 2014, core deposits were virtually flat when compared with December 31, 2013. Slow or little growth early in the year followed by acceleration of core deposit growth during the last three quarters of the year is a typical seasonal pattern.

A key component of core deposits is noninterest-bearing demand deposits, which totaled $390,790 and represented 37.32% of core deposits at September 30, 2014. The weighted average cost of funds, when factoring in non-interest bearing core deposits, for the nine months ended September 30, 2014, was 0.19%.

A summary of outstanding core deposits and average core deposits by market and other deposits classified as wholesale funding at September 30, 2014, December 31, 2013, and September 30, 2013, follows:

	Period ended
	September 30,	December 31,	September 30,
	2014	2013	2013
Eugene market core deposits, period-end(1)	$642,220	$588,158	$596,403
Portland market core deposits, period-end(1)	256,732	249,050	256,710
Seattle market core deposits, period-end(1)	148,259	153,107	162,538

Total core deposits, period-end(1)	1,047,211	990,315	1,015,651
Other deposits, period-end	98,024	100,666	101,878

Total deposits, period-end	$1,145,235	$1,090,981	$1,117,529

	Three Months Ended
	September 30,	December 31,	September 30,
	2014	2013	2013
Eugene market core deposits, average(1)	$634,412	$592,179	$589,123
Portland market core deposits, average(1)	250,029	242,855	240,612
Seattle market core deposits, average(1)	152,895	152,173	142,752

Total core deposits, average(1)	1,037,336	987,207	972,487
Other deposits, average	104,561	101,263	105,408

Total deposits, average	$1,141,897	$1,088,470	$1,077,895

(1)	Core deposits include all demand, savings, money market, interest checking accounts, plus all nonpublic local time deposits including local time deposits in excess of $100.

Other Deposits

The Company uses public and brokered deposits to provide short-term and long-term funding sources. The Company defines short-term as having a contractual maturity of less than one year. The Company uses brokered deposits to help mitigate interest rate risk in a rising rate environment. All long-term brokered deposits have a call feature, which provides the Company the option to redeem the deposits on a quarterly basis and allows the Company to refinance long-term funding at lower rates should market rates fall. During the third quarter 2014, the Company called $10,500 in brokered time deposits with a weighted average rate of 1.86% and refinanced them at a lower rate. Below is a schedule detailing public and brokered deposits by type, including weighted average rate (“WAR”) and weighted average maturity (“WAM”).

Non-Core Deposit Summary

	Balance September 30, 2014	WAR	WAM
Short-Term Public Time Deposits	$30,520	0.17%	26 days
Long-Term Public Time Deposits	1,706	0.55%	6.65 years

	$32,226

Short-Term Brokered Time Deposits	$17,500	0.24%	157 days
Long-Term Brokered Time Deposits	48,719	2.03%	5.98 years

	$66,219

Borrowings

The Company has both secured and unsecured borrowing lines with the FHLB, FRB and various correspondent banks. The Federal Reserve and correspondent borrowings are generally short-term, with a maturity of less than 30 days. The FHLB borrowings can be either short-term or long-term in nature. See Note 6 of the Notes to Consolidated Financial Statements in Part I, Item I of this report for a full maturity and interest rate schedule for the FHLB borrowings.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures outstanding at September 30, 2014, which were issued in conjunction with the 2005 acquisition of NWBF. The junior subordinated debentures had an interest rate of 6.27% that was fixed through January 2011. In January 2011, the rate on the junior subordinated debentures changed to three-month LIBOR plus 135 basis points. On April 22, 2013, the Bank entered into a cash flow hedge on $8,000 of the trust preferred payment, swapping the variable interest rate for a fixed rate of 2.73% for approximately seven years. At September 30, 2014, the fair value of the interest rate swap on the Company’s subordinated debentures was $275. At September 30, 2014, the $8,000 of junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law which, among other things, limits the ability of certain bank holding companies to treat trust preferred security debt issuances, such as the Company’s junior subordinated debentures, as Tier 1 capital. Under final rules adopted by the Federal Reserve and the other U.S. Federal banking agencies, our trust preferred securities would remain as Tier 1 capital since total assets of the Company are less than $15 billion. Additional information regarding these final capital rules is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” of this report and in Part II, Item 1A “Risk Factors” of our 2013 Form 10-K under the heading “We operate in a highly regulated environment and the effects of recent and pending federal legislation or of changes in, or supervisory enforcement of, banking or other laws and regulations could adversely affect us.”

Additional information regarding the terms of the cash flow hedge is included in Note 9 of the Notes to Consolidated Financial Statements in Part I, Item I of this report.

Capital Resources

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the issuance of new stock or other equity securities whether through stock offerings or through the exercise of equity awards. Capital formation allows the Company to grow assets and provides flexibility in times of adversity. Shareholders’ equity at September 30, 2014, was $182,538, up $3,354 from December 31, 2013. The increase in shareholders’ equity was due to the improvement in the market value of the Company’s securities available-for-sale, which positively impacted accumulated other comprehensive income.

On May 6, 2014, the Company’s Board of Directors authorized the repurchase of up to 5.00% of the Company’s outstanding shares, or 892,500 shares, with the purchases to take place over a 12-month period. During the third quarter 2014, the Company repurchased 132,358 shares at a weighted average price of $13.60 per share. Since the inception of the share repurchase plan, the Company has repurchased 267,080 shares at a weighted average price of $13.48 per share. Over the last ten quarters, the Company has used a combination of regular dividends, special dividends, and share repurchases to maintain capital levels comparable with year-end December 31, 2011, capital levels. For additional details regarding the changes in equity, review the Consolidated Statements of Changes in Shareholders’ Equity in Item 1 of Part I of this report.

The Federal Reserve and the FDIC have in place guidelines for risk-based capital requirements applicable to U.S. bank holding companies and banks. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in three ways, first by measuring Tier 1 capital to leverage assets, followed by capital measurement in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. These guidelines require a minimum of 4.00% Tier 1 capital to leverage assets, 4.00% Tier 1 capital to risk-weighted assets, and 8.00% total capital to risk-weighted assets. In order to be classified as “well-capitalized,” the highest capital rating by the Federal Reserve and the FDIC, these three ratios must be in excess of 5.00%, 6.00%, and 10.00%, respectively. The Company’s leverage capital ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio were 11.20%, 14.44%, and 15.69%, respectively, at September 30, 2014, all capital ratios for the Company and Bank being well above the minimum designations.

In July 2013, the Federal Reserve Board and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the Basel Committee’s current international regulatory capital accord (Basel III). These rules, upon their effectiveness, will replace the federal banking agencies’ general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. Banks, such as Pacific Continental Bank, will become subject to the new rules on January 1, 2015. The new rules establish more restrictive capital definitions, create additional categories and higher risk-weightings for certain asset classes and off-balance sheet exposures, higher leverage ratios and capital conservation buffers that will be added to the minimum capital requirements and must be met for banking organizations to avoid being subject to certain limitations on dividends and discretionary bonus payments to executive officers. The new rules also implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.50%; (b) a Tier 1 capital ratio of 6.00% (which is an increase from 4.00%); (c) a total capital ratio of 8.00%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4.00%. While earlier proposals would have required that our trust preferred securities (TruPS) be phased out of Tier 1 capital, the new rules exempt depository institution holding companies with less than $15 billion in total consolidated assets as of December 31, 2009, such as the Company, from this requirement. These capital instruments, if issued prior to May 19, 2010, and currently in Tier 1 capital, are grandfathered in Tier 1 capital, subject to certain limits. Under the new rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.50% of total risk-weighted assets). The phase-in of the capital conservation buffer will begin January 1, 2016, and be completed by January 1, 2019. The new rules also provide for various adjustments and deductions to the definitions of regulatory capital that will phase in from January 1, 2014, to December 31, 2017. We are currently evaluating the impact of these changes on our regulatory capital.

On January 12, 2014, the Basel Committee issued its near final version of its leverage ratio and disclosure guidance (the “Basel III Leverage Ratio”). The Basel III Leverage Ratio will be subject to further calibration until 2017, with final implementation expected by January 18, 2018. The Basel III Leverage Ratio makes a number of significant changes to the Basel Committee’s June 2013 consultative paper (“Consultative Paper”) by easing the approach to measuring the exposures of off-balance sheet items. These changes address the financial services industry’s concern that the Consultative Paper’s definition of exposure was too expansive, i.e., that the leverage ratio’s denominator was too large. The changes eliminate many, but not all, differences between the Basel III Leverage Ratio and the U.S. supplemental leverage ratio, which is currently set at a minimum of 3.00% and applies to U.S. firms with over $250 billion in assets.

For additional information regarding the Company’s regulatory capital levels, see Note 10 in Notes to Consolidated Financial Statements in Part I, Item I of this report.

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

During the first nine months of 2014, the Company declared and paid a regular cash dividend of $0.10 in each of the first, second and third quarters and a special cash dividend of $0.10, $0.11 and $0.03 in the first, second and third quarters 2014, respectively. Subsequent to the end of third quarter 2014, the Company declared a regular quarterly cash dividend of $0.10 per share and a special cash dividend of $0.05 per share to be paid on November 13, 2014, to shareholders of record as of November 3, 2014.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Company commits to extensions of credit and issues letters of credit. The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2014, the Company had $173,091 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Company to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At September 30, 2014, the Company had $1,809 in letters of credit and financial guarantees outstanding.

For additional information regarding the Company’s regulatory capital levels, see Note 10 in Notes to Consolidated Financial Statements in Part I, Item I of this report.

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

Core deposits at September 30, 2014, were $1,047,211 and represented 91.44% of total deposits. Core deposits at September 30, 2014, were up $56,896 over December 31, 2013, with virtually all of the growth occurring in the second and third quarter 2014. The growth in these quarters reflects a typical seasonal pattern. The Company experienced an increase in outstanding loans of $41,106 during the first nine months of 2014, which was funded entirely by growth in core deposits. Core deposit growth not required to fund asset growth was used to pay down short-term borrowings. It is anticipated that core deposit growth and cash flows from the securities portfolio will provide a significant portion of the funding during the remainder of

2014, as loans are expected to continue to increase. The securities portfolio represented 23.36% of total assets at September 30, 2014. At September 30, 2014, $27,309 of the securities portfolio was pledged to support public deposits and repurchase agreements, leaving $320,743 of the securities portfolio unencumbered and available-for-sale. In addition, at September 30, 2014, the Company had $34,230 of government guaranteed loans that could be sold in the secondary market to support the Company’s liquidity position.

Due to its strategic focus to market to specific segments, the Company has been successful in developing deposit relationships with several large clients, which are generally defined as deposit relationships of $1,000 or more, which are closely monitored by management and Company officers. At September 30, 2014, 56 large deposit relationships with the Company accounted for $438,102 or 41.84% of total outstanding core deposits. The single largest client represented 7.04% of outstanding core deposits at September 30, 2014. The loss of this deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity. The Company uses a 10-point risk-rating system to evaluate each of its large depositors in order to assist management in its daily monitoring of the volatility of this portion of its core deposit base. The risk-rating system attempts to determine the stability of the deposits of each large depositor, evaluating among other things the length of time the depositor has been with the Company and the likelihood of loss of individual large depositor relationships. Risk ratings on large depositors are reviewed at least quarterly and adjusted if necessary. Company management and officers maintain close relationships and hold regular meetings with its large depositors to assist in management of these relationships. The Company expects to maintain these relationships, and believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients and regularly tests its ability to mitigate the loss of multiple large depositor relationships in its Liquidity Contingency Plan. There can be no assurance that these large depositor relationships will be maintained or that the loss of one or more of these clients will not adversely affect the Company’s liquidity.

At September 30, 2014, the Company had secured borrowing lines with the FHLB of Seattle and the FRB, along with unsecured borrowing lines with various correspondent banks totaling $499,640. The Company’s secured lines with the FHLB and FRB were limited by the amount of collateral pledged. At September 30, 2014, the Company had pledged $299,083 in discounted collateral value in commercial real estate loans, first and second lien single-family residential loans, multi-family loans, and securities to the FHLB. Additionally, certain commercial and commercial real estate loans with a discounted value of $71,557 were pledged to the FRB under the Company’s Borrower-In-Custody program. The Company’s unsecured correspondent bank lines totaled $129,000. At September 30, 2014, the Company had $145,000 in borrowings outstanding from the FHLB, no borrowings outstanding with the FRB, and $670 outstanding on its overnight correspondent bank lines, leaving a total of $353,970 available on its secured and unsecured borrowing lines as of such date.

Net cash provided by operating activities was $19,423 during the nine months ended September 30, 2014. Net cash of $37,211 was used in investing activities, consisting principally of a net loan principal increase of $43,029, which was partially offset by net proceeds from investment securities of $1,009. For the nine months ended September 30, 2014, cash provided by financing activities was $21,129 and primarily consisted of an increase in deposits.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended September 30, 2014, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

On August 23, 2013, a putative class action lawsuit was filed in the Circuit Court of the State of Oregon for the County of Multnomah on behalf of individuals who placed money with Berjac of Oregon and Berjac of Portland, both currently in Chapter 11 bankruptcy. The lawsuit, which alleges violations of state securities laws and aiding breach of fiduciary duty, names Pacific Continental Bank, along with Holcomb Family Limited Partnership, Fred “Jack” W. Holcomb, Holcomb Family Trust, Jones & Roth, P.C. and Umpqua Bank, as defendants. Claimants seek the return of the money placed with Berjac of Oregon and Berjac of Portland, plus interest, and costs and attorneys’ fees, which are claimed to be in excess of $10 million. On August 28, 2014, the court-appointed bankruptcy trustee for Berjac of Oregon (the surviving entity in the merger of Berjac of Oregon and Berjac of Portland) filed an adversary complaint in the U.S Bankruptcy Court for the District of Oregon alleging that Pacific Continental Bank, Pacific Continental Corporation, Umpqua Bank, Century Bank and Summit Bank provided lines of credit that enabled continuation of the Ponzi scheme operated by Berjac of Oregon and the two partners of the pre-existing Berjac general partnerships, Michael Holcomb and Gary Holcomb. In addition to seeking an award of punitive damages not to exceed $10 million, the trustee is seeking the recovery of payments associated with allegedly fraudulent transfers totaling up to approximately $55.3 million, including up to $23.0 million from Century Bank and up to $6.3 million from Pacific Continental Bank. The complaint also alleges that accounting firm Jones & Roth, P.C., is jointly and severally liable for the return of the allegedly fraudulent transfers to the bankruptcy estate. Among other claims for relief, the trustee is seeking the disgorgement of $300,000 advanced to the Holcomb Family Limited Partnership by Century Bank and returned to the estate by Court order following the post-petition cash collateral hearing, and of approximately $1.4 million received by Pacific Continental Bank from the proceeds of the sale of stock held by the Holcomb Family Limited Partnership and securing one of the lines of credit previously held by Century Bank.

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

As is the case with many banks, our profitability is dependent to a large extent upon our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect, and has in past years, impacted, our net interest margin, and, in turn, our profitability. This impact could result in a decrease in our interest income relative to interest expense. Increases in interest rates may also adversely impact the value of our securities investment portfolio. At September 30, 2014, our balance sheet was liability sensitive, and an increase in interest rates could cause our net interest margin and our net interest income to decline. For the past several years, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the Federal Reserve has pursued highly accommodative monetary policies (including a very low Federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities) in an effort to facilitate growth in the U.S. economy and a reduction in levels of unemployment. This environment has placed downward pressure on the net interest margins of U.S. banks, including Pacific Continental Bank. During the first quarter of 2014, in light of improving conditions in the labor market, the Federal Reserve began to reduce the rate of its purchases of long-term U.S. Treasury and agency securities. In late October 2014, the Federal Reserve announced that, in view of the substantial improvement in the outlook for the labor market, it had determined to end its asset purchase program by the end of that month. It also indicated that it would continue its existing policy of reinvesting principal payments from its holdings of agency debt and mortgage-backed securities in agency mortgage-backed securities and of rolling over Treasury securities at auction in order to keep its holdings of longer-term securities at sizeable levels to help maintain accommodative financial conditions. The Federal Reserve further indicated that it expects to maintain the current very low target range for the federal funds rate for some time while it assesses progress toward its objectives of maximum employment and 2 percent inflation and that even after employment and inflation are near its objectives, economic conditions may warrant for some time keeping the target federal funds rate below longer-term normal levels. We cannot predict with any certainty the time during which, nor the extent to which, these Federal Reserve policies will continue. It is also unclear when the Federal Reserve will begin to unwind its asset holdings, as well as the pace at which it may do so. However, as the Federal Reserve unwinds its position, it is expected that excess reserves will be drained from the banking system, which will decrease the overall level of deposits in the system. This could lead to a decline in deposits at some institutions and to increased price competition for stable deposits, which could hamper the improvement in net interest margins that banks are anticipating from rising rates.

Company Factors

We have a significant concentration in loans to dental professionals, and loan concentrations within one industry may create additional risk.

Bank regulatory authorities and investors generally view significant loan concentrations within any particular industry as carrying higher inherent risk than a loan portfolio without any significant concentration in one industry. Dental lending is not operated as a business segment, and dental loans are made in the normal course of commercial lending activities throughout the Company. However, the Company has a significant concentration of loans to dental professionals, which represented 29.65% in principal amount of our total loan portfolio at September 30, 2014 (see Note 4 in the Notes to Consolidated Financial Statements included in Item I, Note I of this Form 10-Q). While we apply credit practices which we believe to be prudent to these loans as well as all the other loans in our portfolio, due to our concentration in dental lending we are exposed to the general risks of industry concentration, which include adverse market factors impacting that industry alone or disproportionately to other industries. In addition, bank regulatory authorities may in the future require us to limit additional lending in the dental industry if they have concerns that our concentration in that industry creates significant risks, which in turn could limit our ability to pursue new loans in an area where we believe we currently have a competitive advantage.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At September 30, 2014, our nonperforming loans (which include all nonaccrual loans, net of government guarantees) were 0.28% of the loan portfolio. At September 30, 2014, our nonperforming assets (which include foreclosed real estate) were 1.08% of total assets. Nonperforming loans and assets adversely affect our net income in various ways. We generally do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, less estimated selling expenses, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors which can be detrimental to the performance of their other responsibilities. Any significant future increase in nonperforming assets could have a material adverse effect on our business, financial condition and results of operations.

We may not have the ability to continue paying dividends on our common stock at current or historic levels.

On July 23, 2014, we announced a quarterly cash dividend of $0.10 per share, payable to shareholders of record on August 15, 2014, and declared a special cash dividend of $0.03 per share. Subsequent to the end of third quarter 2014, the Company declared a regular quarterly cash dividend of $0.10 per share and a special cash dividend of $0.05 per share to be paid on November 13, 2014, to shareholders of record as of November 3, 2014. Our ability to pay dividends on our common stock depends on a variety of factors. It is possible in the future that we may not be able to continue paying quarterly dividends commensurate with historic levels, if at all. As a holding company, a substantial portion of our cash flow typically comes from dividends our bank subsidiary pays to us. Cash dividends will depend on sufficient earnings to support them and adherence to bank regulatory requirements. If the Bank is not able to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations and prospects.

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

In addition, as a condition to membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At September 30, 2014, we had stock in the FHLB totaling $10,125. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. As of September 30, 2014, we did not recognize an impairment charge related to our FHLB stock holdings. Beginning in 2013, the FHLB began repurchasing small amounts of excess FHLB capital stock. Future negative changes to the financial condition of the FHLB could require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our reported earnings.

At September 30, 2014, we had $22,881 of goodwill on our balance sheet. In accordance with GAAP, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of qualitative and quantitative factors, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant entity-specific events. The last impairment test was performed at December 31, 2013. At December 31, 2013, we did not recognize an impairment charge related to our goodwill. Future evaluations of goodwill may result in findings of impairment and write downs, which would impact our operating results and could be material

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On May 6, 2014, the Company’s Board of Directors adopted a repurchase plan to repurchase up to 5.00% percent of the Company’s outstanding shares with the purchases to take place over a 12-month period. For the nine months ended September 30, 2014, the Company purchased a total of 267,080 shares of common stock at a weighted average price of $13.48.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1-31, 2014	—	n/a	—	—
February 1-28, 2014	—	n/a	—	—
March 1-31, 2014	—	n/a	—	—
April 1-30, 2014	—	$13.28	11,400	881,100
May 1-31, 2014	—	$13.37	123,322	757,778
June 1-30, 2014	—	n/a	—	—
July 1-31, 2014	—	$13.60	94,389	663,389
August 1-31, 2014	—	$13.59	37,969	625,420
September 1-30, 2014	—	n/a	—	—

(1)	On May 6, 2014, the Company announced in a press release the adoption of a plan to repurchase up to 892,500 shares of its common stock over a 12-month period.

ITEM 6 Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of the Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of the Registrant

32*	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350

101	The following financial information from Pacific Continental Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION
(Registrant)

Dated	November 7, 2014	/s/ Hal Brown

Hal Brown
Chief Executive Officer
(Duly Authorized Officer; Principal Executive Officer)

Dated	November 7, 2014	/s/ Michael A. Reynolds

Michael A. Reynolds
Executive Vice President and Chief Financial Officer (Duly Authorized Officer; Principal Financial Officer)