Form 10-K
period 2014-12-31
PACIFIC CONTINENTAL CORP
filed 2015-03-13
CIK 1084717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2014 (the last business day of the most recently completed second quarter) was 234,599,636 based on the closing price as quoted on the NASDAQ Global Select Market on that date.

The number of shares outstanding of the registrant’s common stock, no par value, as of February 28, 2015, was 17,718,778.

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

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding projected results for 2015, factors that could impact the Company’s financial results, the expected interest rate environment, 2015 provision for loan losses, the possibility of valuation write-downs on OREO, management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this report, or the documents incorporated by reference:

•	Local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue growth at historical rates and maintain the quality of our earning assets.

•	The local housing or real estate market could decline.

•	The risks presented by an economic recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates.

•	Our concentration in loans to dental professionals exposes us to the risks affecting dental practices in general, including Medicaid and Medicare reimbursement programs and changes due to the Affordable Care Act.

•	Interest rate changes could significantly reduce net interest income and negatively affect funding sources.

•	Projected business increases following our acquisition of Capital Pacific Bancorp or any future strategic expansion or opening of new branches could be lower than expected.

•	Competition among financial institutions could increase significantly.

•	The goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our reported earnings.

•	The reputation of the financial services industry could deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers.

•	The efficiencies we may expect to receive from any investments in personnel, acquisitions and infrastructure may not be realized.

•	The level of nonperforming assets and charge-offs or changes in the estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements may increase.

•	Changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, executive compensation and insurance) could have a material adverse effect on our business, financial condition and results of operations.

•	Acts of war or terrorism, or natural disasters, such as the effects of pandemic flu, may adversely impact our business.

•	The timely development and acceptance of new banking products and services and perceived overall value of these products and services by users may adversely impact our ability to increase market share and control expenses.

•	Changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters, may impact the results of our operations.

•	The costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews may adversely impact our ability to increase market share and control expenses and may adversely affect our results of operations and future prospects.

•	Our success at managing the risks involved in the foregoing items will have a significant impact on our results of operations and future prospects.

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

For the year ended December 31, 2014, the consolidated net income of the Company was $16,042 or $0.89 per diluted share. At December 31, 2014, the consolidated shareholders’ equity of the Company was $184,161 with 17,717,676 shares outstanding and a book value of $10.39 per share. Total assets were $1,504,325 at December 31, 2014. Loans net of allowance for loan losses and unearned fees were $1,029,384 at December 31, 2014, and represented 68.43% of total assets. Deposits totaled $1,209,093 at year-end 2014, with Company-defined core deposits representing $1,110,861, or 91.88% of total deposits. Core deposits are defined as all demand, interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100. At December 31, 2014, the Company had a Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio, of 11.33%, 14.48% and 15.73%, respectively, all of which are significantly above the minimum “well-capitalized” level for all capital ratios under FDIC guidelines of 5.00%, 6.00% and 10.00%, respectively.

On November 19, 2014, the Company announced the acquisition of Portland-based Capital Pacific Bancorp with assets of approximately $255,900. On March 6, 2015, the Company completed the acquisition of Capital Pacific Bancorp. Capital Pacific shareholders received either $16.00 per share in cash or 1.132 shares of Pacific Continental common stock for each share of Capital Pacific common stock, or a combination of 40.00% in the form of cash and 60.00% in the form of Pacific Continental common stock. Pursuant to the merger agreement, the maximum aggregate cash consideration was $16,412, and the aggregate stock consideration to be issued to Capital Pacific shareholders consisted of 1,778,102 shares of Pacific Continental common stock. Based on the closing price of Pacific Continental common stock on March 6, 2015, the aggregate consideration payable for Capital Pacific Bancorp was valued at $39,990.

For more information regarding the Company’s financial condition and results of operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements and Supplementary Data in Items 7 and 8 of this Form 10-K.

THE BANK

General

The Bank commenced operations on August 15, 1972. The Bank operates in three primary markets: Portland, Oregon / Southwest Washington, Seattle, Washington, and Eugene, Oregon. At December 31, 2014, the Bank operated fourteen full-service offices in Oregon and Washington and two loan production offices in Washington and Colorado. The primary business strategy of the Bank is to operate in large commercial markets and to provide comprehensive banking and related services tailored to community-based businesses, nonprofit organizations, professional service providers, and banking services for business owners and executives. The Bank emphasizes the diversity of its product lines, high levels of personal service and convenient access through technology typically associated with larger financial institutions, while maintaining local decision-making authority and market knowledge, typical of a community bank. The Bank has developed expertise in lending to dental professionals, and during 2014 expanded a national dental lending program. More information on the Bank and its banking services can be found on its website (therightbank.com). Information contained on the Bank’s website is not part of this Form 10-K. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge upon request on the Bank’s website. The reports are also available on the SEC’s website at www.sec.gov.The Bank operates under the banking laws of the State of Oregon, and the rules and regulations of the FDIC. In addition, operations at its branches and other offices in the State of Washington are subject to various consumer protection and other laws of that state.

THE COMPANY

Primary Market Area

The Company’s primary markets consist of metropolitan Portland, which includes Southwest Washington, metropolitan Eugene in the State of Oregon and metropolitan Seattle in the State of Washington. During 2014, the Company expanded its lending to dental professionals, and at year end had loans to dental professionals in 35 states, up from 30 states in 2013. The Company has five full-service banking offices in the metropolitan Portland and Southwest Washington area, seven full-service banking offices in the metropolitan Eugene area, and two full-service offices in the metropolitan Seattle area. It also operates loan production offices in Tacoma, Washington and Denver, Colorado. The Company has its headquarters and administrative office in Eugene, Oregon.

Overall, national economic conditions improved during 2014. Historically, the Pacific Northwest, which encompasses all three of the Company’s primary markets, enters a recession late and exits a recession late when compared to other areas of the country. This is particularly true for the Eugene, Oregon market. During 2014, in general, economic conditions improved in all of the Company’s primary markets in line with national general economic conditions; however, certain areas of the Pacific Northwest have fared better than others. In particular, larger metropolitan areas, such as Portland and Seattle, have seen more improvement in general economic conditions and job growth than rural areas of Oregon and Washington. As is typical, the economic conditions in the Eugene market have improved, but not at the levels realized in Portland and Seattle.

On a monthly basis, the University of Oregon, located in Eugene, Oregon, produces the Oregon Index of Economic Indicators using the year 1997 as its beginning base of 100. This index attempts to measure various components of the state of Oregon economy, including labor markets, capital goods orders, and consumer confidence, in order to determine if economic conditions in the state are improving or deteriorating, and provides the probability of a recession. This index indicated that economic activity for the state of Oregon fell to its lowest level during the first quarter 2009 when the index reached 85.0 and then generally trended upward. During 2014, the index continued upward on a quarterly basis, and for December 2014 was at 98.5, an improvement of 2.30% over the prior year-end.

The unemployment rate for the state of Oregon at December 31, 2014, was 6.70% as compared to 5.60% nationally and has been slowly trending downward since early 2009. Portland area unemployment stood at 5.80% for this same time period, slightly under the state average, and above the national average. For Lane County, Oregon (the Eugene market), the unemployment rate was 6.20%, slightly below the state average, and above the national average at December 31, 2014.

The unemployment rate for the State of Washington at December 31, 2014, was 6.30%, above the national average and has trended downward on a quarterly basis since early 2009. In King County, Washington, which includes the metropolitan Seattle area, the unemployment rate at year-end 2014 was 4.80%, below the state and national averages. The Seattle market in particular has demonstrated more economic diversity than the other primary markets in which the Company operates. All unemployment rates were provided by the U.S. Bureau of Labor Statistics.

At December 31, 2014, approximately 60.00% of the Company’s loan portfolio was secured by real estate, thus the condition and valuation trends of commercial and residential real estate markets in the Pacific Northwest have had a significant impact on the overall credit quality of the Company’s primary assets in that, in the event of default, the value of real estate collateral and its salability is typically the primary source of repayment. Approximately $74,000, or 7.00% of the Company’s loan portfolio, was categorized as residential and commercial construction loans, which also includes land development and acquisition loans at December 31, 2014. During 2014, the Company experienced a contraction in construction lending, centered in commercial real estate construction and multifamily construction as many of the constructions projects finished the construction phase and converted to permanent financing.

Real estate markets in the Pacific Northwest were weak during the economic recession have been slow to recover. During 2014, some signs of improvement or stabilization were noted, particularly in commercial real estate markets. Commercial real estate prices firmed and appeared to be improving in 2014 based on appraisals received by the Company. In all three of the Company’s primary markets, Eugene, Portland, and Seattle, commercial real estate vacancy rates improved in 2014. However, the value of commercial bare land and partially developed commercial land in all three markets was quite weak due to weak demand. In 2014, there was very little demand for new commercial developments due to the economic conditions in the Pacific Northwest, thus there were relatively few comparable sales available to use to assess the value of certain commercial land development properties.

Residential housing prices in all three of the Company’s primary markets stabilized or improved in 2014. Small pockets of new residential construction were evident in the Portland and Seattle markets and in 2014 the value of residential bare land and partially developed residential land in all three markets was variable, depending on location, with some upward pressure.

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

The financial services industry has experienced widespread consolidation over the last decade. Between 2009 and 2011, 23 banks in Oregon and Washington were closed by the regulators; however only one regulatory closure occurred in the last three years. Beginning in 2012, consolidation continued in the form of bank acquisitions throughout the Northwest. The Company anticipates consolidation among financial institutions in its market areas will continue. In addition, with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), smaller financial institutions may find it difficult to continue to operate due to higher anticipated regulatory costs. This may create pressure on these institutions to seek partnerships or mergers with larger companies. The Company seeks acquisition opportunities from time-to-time, including FDIC-assisted transactions, in its existing markets and in new markets of strategic importance. However, other financial institutions aggressively compete against the Company in the acquisition market. Some of these institutions may have greater access to capital markets, larger cash reserves, and stock that is more liquid and more highly valued by the market for use in acquisitions. The Dodd-Frank Act also authorized nationwide de novo branching by national and state banks and certain foreign banks operating in the U.S., which could also result in new entrants to the markets served by the Bank.

In addition, the Company anticipates more competitive pressure for new loans in its markets. While the Bank’s loan demand has improved throughout 2014, healthy banks with ample capital and liquidity are expected to aggressively seek new loan customers. This may cause pressure on loan pricing and make it more difficult to retain existing loan customers or attract new ones and may create compression in the Company’s net interest margin.

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

Within its primary markets, the Company also originates permanent and construction loans financing commercial facilities and pre-sold, custom and speculative home construction. The major thrust of residential construction lending is smaller in-fill construction projects consisting of single-family residences. However, due to the rapid deterioration in the national and regional housing market, the Company severely restricted lending on speculative home construction and significantly reduced its exposure to residential construction lending in 2009. At the same time, due to the economic recession and softness in commercial real estate markets, the Company took steps to reduce its exposure to commercial real estate loans both for construction of new facilities and permanent loans for commercial facilities, particularly investor-owned facilities. During 2014, as commercial real estate prices continued to stabilize or improved, the Company expanded construction financing activity in commercial real estate and multifamily residential construction financing.

Due to the Company’s concentration in real estate secured loans, the Company strategically focuses on increasing its commercial and industrial (“C & I”) loan lending. In particular, the Company has developed a specialty in C & I lending to dental professionals. Loans to dental professionals include loans for such purposes as starting up a practice, acquisition of a practice, equipment financing, owner-occupied facilities, and working capital. Loans for dental office startups are typically SBA loans as these loans represent additional risk. During 2014, the Company expanded its national dental lending program and now has $306,391 in active loans in 35 states. During 2014, national lending was limited to loans to dental professionals for acquisition of practices by experienced dental professionals, owner-occupied commercial real estate or seasoned practice refinance loans.

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

Merchant and Card Services

In December 2013, the Company entered into an agreement with Vantiv, a third-party provider of merchant services, to outsource all merchant processing for the Bank’s clients. The agreement provides for a portion of the revenue generated from existing and new clients to be shared with the Company. Through the agreement, the Company’s existing merchant portfolio was converted onto the Vantiv platform. In addition, the customer service function is performed by Vantiv, which resulted in full-time equivalent (“FTE”) employee savings for the Bank.

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

Employees

At December 31, 2014, the Company employed 291 FTE employees with 22 FTE employees in the Seattle market, 53 FTE employees in the Portland market, and 76 FTE employees in the Eugene market as well as 140 FTE employees in administrative functions primarily located in Eugene, Oregon. None of these employees is represented by labor unions, and management believes that the Company’s relationship with its employees is good. The Company emphasizes a positive work environment for its employees, which is validated by recognition from independent third-parties.

During 2014, the Company was recognized for the fifteenth consecutive year by Oregon Business magazine as one of the 100 Best Companies to Work For in Oregon. Also, the Company was recognized by Seattle Business magazine as one of Washington’s “100 Best Companies to Work For.” Additionally, Portland Business Journal named the Company as one of Oregon’s most admired companies. This was the sixth time the Company was recognized as a top-ten company in the “Financial Services” classification. On October 21, 2014, the Company was recognized at the national American Bankers Association conference as the National Community Commitment Award winner for the Company’s commitment to employee volunteerism.

Management continually strives to retain and attract top talent as well as provide career development opportunities to enhance skill levels. A number of benefit programs are available to eligible employees, including group medical plans, paid sick leave, paid vacation, group life insurance, 401(k) plans, deferred compensation plans, and equity compensation plans.

Supervision and Regulation

General

The following discussion provides an overview of certain elements of the extensive bank regulatory framework applicable to the Company and the Bank. This regulatory framework is primarily designed for the protection of depositors and other customers of banks, the federal deposit insurance fund and the banking system as a whole, rather than specifically for the protection of shareholders or other investors in the securities of banking organizations in the United States. Due to the breadth and growth of this regulatory framework, our costs of compliance continue to increase in order to monitor and satisfy these requirements.

To the extent that this section describes statutory and regulatory provisions, it is qualified by reference to those provisions. These statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to us, including the interpretation or implementation thereof, could have a material adverse effect on our business and operations. In light of the financial crisis, which began in 2008 and 2009, numerous changes to the statutes, regulations or regulatory policies applicable to the Company and other banks generally have been made or proposed. The full extent to which these changes will impact our business is not yet known. However, our continued efforts to monitor and comply with new regulatory requirements add to the complexity and cost of our business.

Federal and State Bank Holding Company Regulation

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

Consumer Protection. The Bank is subject to a variety of federal and state consumer protection laws and regulations that govern its relationship with consumers, including laws and regulations that mandate certain disclosure requirements and regulate the manner in which we take deposits, make and collect loans, and provide other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

Community Reinvestment. The Community Reinvestment Act of 1977 (“CRA”) requires that, in connection with examinations of financial institutions within their jurisdiction, the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and the CRA into account when regulating and supervising other activities, and in evaluating whether to approve applications for permission to engage in new activities or for acquisitions of other banks or companies or de novo branching. An unsatisfactory CRA rating may be the basis for denying the application. In the most current CRA examination report dated February 24, 2014, the Bank’s compliance with CRA was rated “Satisfactory”.

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

Customer Information Security. The federal bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. The guidelines require each financial institution to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bank has adopted a customer information security program.

Privacy. The GLB Act requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the banks’ policies and procedures. The Bank implemented a privacy policy, which provides that all of its existing and new customers will be notified of the Bank’s privacy policies. State laws and regulations designed to protect the privacy and security of customer information also apply to us.

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

Dividends

The principal source of the Company’s cash is from dividends received from the Bank, which are subject to government regulation and limitations. In addition, capital raises may provide another source of cash. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. The Oregon Bank Act and the Federal Deposit Insurance Corporation Improvement Act of 1991 also limit a bank’s ability to pay cash dividends to its parent company. A bank may not pay cash dividends if that payment would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. In addition, under the Oregon Bank Act, the amount of the dividend paid by the Bank may not be greater than net unreserved retained earnings, after first deducting, to the extent not already charged against earnings or reflected in a reserve, all bad debts, which are debts on which interest is unpaid and past due at least six months unless the debt is fully secured and in the process of collection; all other assets charged-off as required by Oregon bank regulators or a state or federal examiner; and all accrued expenses, interest and taxes of the Bank. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. Payment of cash dividends by the Company and the Bank will depend on sufficient earnings to support them and adherence to bank regulatory requirements.

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

Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well-capitalized” to “critically under-capitalized.” Institutions that are “under-capitalized” or lower are subject to certain mandatory supervisory corrective actions. At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. Failure to meet regulatory capital guidelines can result in a bank being required to raise additional capital. An “under-capitalized” bank must develop a capital restoration plan and its parent holding company must guarantee compliance with the plan subject to certain limits. During these challenging economic times, the federal banking regulators have actively enforced these provisions.

At December 31, 2014, the Company and the Bank each exceeded the required risk-based capital ratios for classification as “well capitalized” as well as the required minimum leverage ratios for the Bank. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” in this Form 10-K.

Regulatory Capital Framework; Recent Rule-Making by U.S. Bank Regulatory Agencies. Until recently, the U.S. federal bank regulatory agencies’ risk-based capital guidelines were based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of banking supervisory authorities from major countries in the global financial system which formulates broad supervisory standards and guidelines relating to financial institutions for implementation on a country-by-country basis.

In July 2013, the Federal Reserve Board and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the Basel Committee’s current international regulatory capital accord (“Basel III”). These rules replace the U.S. federal banking agencies’ general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. Banks, such as Pacific Continental Bank, became subject to the new rules on January 1, 2015. The new rules establish more restrictive capital definitions, create additional categories and higher risk-weightings for certain asset classes and off-balance sheet exposures, higher leverage ratios and capital conservation buffers that will be added to the minimum capital requirements and must be met for banking organizations to avoid being subject to certain limitations on dividends and discretionary bonus payments to executive officers. The new rules also implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.50%; (b) a Tier 1 capital ratio of 6.00% (which is an increase from 4.00%); (c) a total capital ratio of 8.00%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4.00%. While earlier proposals would have required that trust preferred securities be phased out of Tier 1 capital, the new rules exempt depository institution holding companies with less than $15 billion in total consolidated assets as of December 31, 2009, such as the Company, from this requirement. These capital instruments, if issued prior to May 19, 2010, and currently in Tier 1 capital, are grandfathered in Tier 1 capital, subject to certain limits. Under the new rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.50% of total risk-weighted assets). The phase-in of the capital conservation buffer will begin January 1, 2016, and be completed by January 1, 2019. The new rules also provide for various adjustments and deductions to the definitions of regulatory capital that will phase in from January 1, 2014 to December 31, 2017. In January 2014, the Basel Committee issued its nearly final version of its leverage ratio and disclosure guidance (the “Basel III Leverage Ratio”). The Basel III Leverage Ratio will be subject to further calibration until 2017, with final implementation expected by January 2018. The Basel III Leverage Ratio makes a number of significant changes to the Basel Committee’s June 2013 consultative paper by easing the approach to measuring the exposures of off-balance sheet items. These changes address the financial services industry’s concern that the consultative paper’s definition of exposure was too expansive, i.e., that the leverage ratio’s denominator was too large. The implementation of these new rules could have an adverse impact on our financial position and future earnings due to the inclusion of Tier 1 capital as a core capital component and because of the heightened minimum capital requirements. The newly adopted capital rules could restrict our ability to grow during favorable market conditions, or require us to raise additional capital and liquidity, generally increase our cost of doing business, and impose other restrictions on our operations.

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

Regulatory Oversight and Examination

The Federal Reserve conducts periodic inspections of bank holding companies, which are performed both onsite and offsite. The supervisory objectives of the inspection program are to ascertain whether the financial strength of the bank holding company is being maintained on an ongoing basis and to determine the effects or consequences of transactions between a holding company or its non-banking subsidiaries and its subsidiary banks. For holding companies under $10 billion in assets, such as the Company, the inspection type and frequency varies depending on asset size, complexity of the organization and the holding company’s rating at its last inspection.

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

Anti-terrorism and Anti-Money Laundering

USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, intended to combat terrorism, was renewed with certain amendments in 2006 (the “Patriot Act”). Certain provisions of the Patriot Act were made permanent and other sections were made subject to extended “sunset” provisions. The Patriot Act, in relevant part, (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports.

In recent years, the federal bank regulators have announced regulatory enforcement actions against a number of large bank holding companies and banks arising from deficiencies in processes, procedures and controls involving anti-money laundering measures and compliance with the economic sanctions that affect transactions with designated foreign countries, nationals and others as provided for in the regulations of the Office of Foreign Assets Control of the U.S. Treasury Department. These actions evidence an intensification of the U.S. government’s expectations for compliance with these regulatory regimes on the part of banks operating in the U.S., including the Bank, and may result in increased compliance costs and increased risks of regulatory sanctions.

Financial Services Modernization

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

Deposit Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits, and are subject to deposit insurance assessments designed to tie what banks pay for deposit insurance more closely to the risks they pose. The Dodd-Frank Act required the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. As a result, assessments are now based on a financial institution’s average consolidated total assets less average tangible equity. The rules revised the assessment rate schedule and adopted additional rate schedules that will go into effect when the Deposit Insurance Fund reserve ratio reaches various milestones. The Dodd-Frank Act required the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15 percent to 1.35 percent of insured deposits by 2020 and eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. In October 2010, the FDIC adopted a comprehensive, long-range “restoration” plan for the Deposit Insurance Fund to ensure that the ratio of the fund’s reserves to insured deposits reaches 1.35 percent by 2020, as required by the Dodd-Frank Act. The fund’s designated reserve ratio for 2015 was set at 2.0 percent. The final rule adopts progressively lower assessment rate schedules as the fund reaches specified reserve levels. There can be no assurance that the FDIC will not impose special assessments or increase annual assessments in the future.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines that the institution has engaged in or is engaging in unsafe and unsound banking practices, is in an unsafe or unsound condition or has violated any applicable law, regulation or order or any condition imposed in writing by, or pursuant to, any written agreement with the FDIC. The termination of deposit insurance for the Bank could have a material adverse effect on our financial condition and results of operations due to the fact that the Bank’s liquidity position would likely be adversely affected by deposit withdrawal activity.

The Federal Deposit Insurance Act provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of its depositors (including claims by the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as receiver would be afforded a priority over other general unsecured claims against such an institution. If an insured depository institution fails, insured and uninsured depositors along with the FDIC will be placed ahead of unsecured, non-deposit creditors, in order of priority of payment.

If any insured depository institution becomes insolvent and the FDIC is appointed its conservator or receiver, the FDIC may, in most cases, disaffirm or repudiate any contract to which such institution is a party, if the FDIC determines that performance of the contract would be burdensome, and that disaffirmance or repudiation of the contract would promote the orderly administration of the institution’s affairs. In addition, the FDIC as conservator or receiver may enforce most contracts entered into by the institution notwithstanding any provision providing for termination, default, acceleration or exercise of rights upon or solely by reason of insolvency of the institution, appointment of a conservator or receiver for the institution, or exercise of rights or powers by a conservator or receiver for the institution.

Other Legislation

Dodd-Frank Wall Street Reform and Consumer Protection Act. As a result of the financial crises beginning in 2008-2009, on July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act has had, and is expected to continue to have, a broad impact on the financial services industry, including significant regulatory and compliance changes and changes to corporate governance matters affecting public companies. Among other provisions, the Dodd-Frank Act (1) created the Consumer Financial Protection Bureau with broad powers to regulate consumer financial products such as credit cards and mortgages, (2) created the Financial Stability Oversight Council (comprised of the Secretary of the Treasury, heads of the federal bank regulatory agencies and the SEC, and certain other officials) to provide oversight of all risks created within the U.S. economy from the activities of financial services companies, (3) has led to new capital requirements from federal banking agencies, (4) placed new limits on electronic debit card interchange fees, and (5) required the SEC and national stock exchanges to adopt significant new corporate governance and executive compensation reforms. As discussed below, various of the law’s provisions have been implemented by rules and regulations of the federal banking agencies, but certain provisions of the law are yet to be implemented. As a result, the full scope and impact of the law on banking institutions generally and on our business and operations cannot be fully determined at this time. However, the Dodd-Frank Act is expected to have a significant impact on our business operations, including increasing the cost of doing business, as its provisions continue to take effect. Some of the provisions of the Dodd-Frank Act that may impact our business are summarized below.

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

The Dodd-Frank Act, through a provision known as the Durbin Amendment, required the Federal Reserve to establish standards for interchange fees that are “reasonable and proportional” to the cost of processing the debit card transaction and imposes other requirements on card networks. Under the final rule, effective in October 2011, the maximum permissible interchange fee that a bank may receive is the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction, with an additional upward adjustment of no more than $0.01 per transaction if a bank develops and implements policies and procedures reasonably designed to achieve fraud-prevention standards set by regulation. In July 2013, in an action brought by a retailer trade association, a Federal district court held that this regulation was not valid under the Act’s standard that the fee be “reasonable and proportional” to the cost of processing the debit card transaction and improperly included certain categories of costs in applying the statutory standard. In March 2014, a panel of the U.S. Court of Appeals for the District of Columbia Circuit reversed the district court’s ruling almost in its entirety, concluding that the Federal Reserve had reasonably interpreted the statute to allow card issuers to recover certain costs that are incremental to costs incurred in the authorization, clearance and settlement of debit card transactions. The retailer trade association appealed the decision, to U.S. Supreme Court. On January 20, 2015, the U.S. Supreme Court denied the trade association appeal. The Supreme Court action leaves in place the Federal Reserve’s regulation on charges for overdraft services and interchange fees on debit card transactions, reducing the fee revenues that banks receive from the business of processing debit card transactions. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, the rule could affect the competitiveness of debit cards issued by smaller banks.

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

Repeal of Demand Deposit Interest Prohibition. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Proposed Legislation

Proposed legislation that may affect the Company and the Bank is introduced in almost every legislative session, both federal and state. Certain of such legislation could dramatically affect the regulation of the banking industry and significantly change the competitive and operating environment in which we operate. We cannot predict if any such legislation will be adopted or, if it is adopted, how it would affect the business of the Bank or the Company. Past history has demonstrated that new legislation or changes to existing laws or regulations usually results in a greater compliance burden and therefore generally increases our cost of doing business.

Effects of Government Monetary Policy

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy for such purposes as curbing inflation and combating recession. Its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. For the past several years, the banking industry has been operating in an extremely low interest rate environment relative to historical averages, and the Federal Reserve has pursued highly accommodative monetary measures, including a very low federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities in an effort to facilitate growth in the U.S. economy and a reduction in levels of unemployment. During 2014, the Federal Reserve began to gradually ease its accommodative monetary policies including discontinuing its asset purchase program in October 2014. However, the Federal Reserve further indicated that it expects to maintain the current very low target range for the federal funds rate for some time while it assesses progress towards its objectives of maximum employment and two percent inflation and that, even after employment and inflation are near its objectives, economic conditions may warrant for some time keeping the target federal funds rate below longer-term normal levels. It is unclear when the Federal Reserve will begin and how rapidly the Federal Reserve will unwind its asset holdings. However, as the Federal Reserve unwinds its position, it is expected that excess reserves will be drained from the banking system, which will decrease the overall level of deposits in the system. This could lead to a decline in deposits at some institutions and to increased price competition for stable deposits, which could hamper the improvement in net interest margins that banks are anticipating from rising rates. We cannot predict with any certainty the degree to which the Federal Reserve will continue its accommodative monetary policies, nor the timing of further easing of these policies.

Statistical Information

All dollar amounts in the following sections, except per common share data, are in thousands of dollars, except where otherwise indicated.

Selected Quarterly Information

The following chart contains data for the last eight quarters ended December 31, 2014.

YEAR	2014				2013
QUARTER	Fourth	Third	Second	First	Fourth	Third	Second	First
	(in thousands, except per share data)
Interest income	$15,466	$15,753	$15,618	$15,191	$15,539	$16,007	$14,779	$14,608
Interest expense	1,092	1,181	1,161	1,147	1,151	1,149	1,263	1,231
Net interest income	14,374	14,572	14,458	14,045	14,388	14,858	13,516	13,377
Provision for loan loss	—	—	—	—	—	—	—	250
Noninterest income	1,318	1,197	1,156	1,323	1,563	1,447	1,535	1,281
Noninterest expense	9,798	9,149	9,269	9,512	10,045	10,406	9,508	10,773
Net income	3,631	4,431	4,148	3,832	3,652	3,940	3,724	2,451
PER COMMON SHARE DATA
Earnings per share- (basic)	$0.20	$0.25	$0.23	$0.22	$0.20	$0.22	$0.21	$0.14
Earnings per share- (diluted)	$0.20	$0.25	$0.23	$0.21	$0.20	$0.22	$0.21	$0.13
Regular cash dividends	$0.10	$0.10	$0.10	$0.10	$0.10	$0.09	$0.09	$0.08
Special cash dividends	$0.05	$0.03	$0.11	$0.10	$0.12	$0.12	$0.05	$0.08
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	17,717,270	17,749,217	17,889,562	17,897,593	17,888,818	17,888,182	17,872,378	17,835,088
Diluted	17,939,752	17,970,458	18,119,412	18,126,188	18,126,273	18,109,282	18,060,081	17,986,519

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

INVESTMENT PORTFOLIO

ESTIMATED FAIR VALUE

	December 31,
	2014	2013	2012
	(dollars in thousands)
Obligations of U.S. government agencies	$39,185	$30,847	$17,844
Obligations of states and political subdivisions	83,981	78,795	81,501
Private label mortgage-backed securities	3,816	5,314	8,600
Mortgage-backed securities	205,390	223,720	281,940
SBA variable rate pools	19,574	8,710	—

Total	$351,946	$347,386	$389,885

The following chart presents the fair value of each investment category by maturity date and includes a weighted average yield for each period. Mortgage-backed and private label mortgage-backed securities have been classified based on their December 31, 2014, projected average lives.

SECURITIES AVAILABLE-FOR-SALE

	December 31, 2014
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Obligations of U.S. government agencies	$—	—	$16,132	1.55%	$23,053	2.55%	$—	—
Obligations of states and political subdivisions	221	3.90%	5,653	3.43%	38,558	2.88%	39,549	2.88%
Private label mortgage-backed securities	—	—	3,280	5.83%	536	4.39%	—	—
Mortgage-backed securities	17,052	1.95%	179,876	2.27%	8,462	2.30%	—	—
SBA variable rate pools	—	—	18,599	1.02%	975	1.76%	—	—

Total	$17,273	1.98%	$223,540	2.19%	$71,584	2.70%	$39,549	2.88%

Loan Portfolio

Average balances and average rates paid by category of loan for the fourth quarter and full year 2014 are included in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K. The following table contains period-end information related to the Company’s loan portfolio for each of the five years ended December 31, 2014.

LOAN PORTFOLIO

	December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Commercial and other loans	$408,011	$391,229	$326,716	$274,156	$244,764
Real estate loans	560,171	500,752	461,240	478,466	522,849
Construction loans	73,967	98,910	79,720	63,638	83,455
Consumer loans	3,862	3,878	3,581	4,569	5,900

	1,046,011	994,769	871,257	820,829	856,968
Deferred loan origination fees, net	(990)	(924)	(841)	(677)	(583)

	1,045,021	993,845	870,416	820,152	856,385
Allowance for loan losses	(15,637)	(15,917)	(16,345)	(14,941)	(16,570)

	$1,029,384	$977,928	$854,071	$805,211	$839,815

The following table presents loan portfolio information by loan category related to maturity and repricing sensitivity. Variable rate loans are fully floating and can adjust at any time. Adjustable rate loans are fixed for a certain time period, but will adjust at a point in the future, prior to maturity. Variable and adjustable rate loans are included in the time frame in which the interest rate on the loan could be first adjusted. At December 31, 2014, the Company had approximately $92,698 of variable rate loans at their floors and $279,344 of adjustable rate loans at their floors that are included in the analysis below. These loans are included in the category of their next available repricing date.

MATURITY AND REPRICING DATA FOR LOANS

	December 31, 2014
	Commercial and Other	Real Estate	Construction	Consumer	Total
	(dollars in thousands)
Three months or less	$61,617	$49,482	$38,697	$3,091	$152,887
Over three months through 12 months	5,217	27,077	23,025	14	55,333
Over 1 year through 3 years	39,559	132,395	8,633	110	180,697
Over 3 years through 5 years	53,783	261,593	1,912	268	317,556
Over 5 years through 15 years	247,835	86,817	—	379	335,031
Thereafter	—	2,807	1,700	—	4,507

Total loans	$408,011	$560,171	$73,967	$3,862	$1,046,011

Loan Concentrations

At December 31, 2014, loans to dental professionals totaled $306,391 and represented approximately 29.29% of outstanding loans. Approximately 60.00% of the Company’s loans were secured by real estate at December 31, 2014.

Nonperforming Assets

The following table presents period-end nonperforming loans and assets for the five-year periods:

NONPERFORMING ASSETS

	December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Nonaccrual loans	$2,695	$5,343	$9,361	$26,594	$33,026
90 or more days past due and still accruing	—	—	—	—	—

Total nonperforming loans	2,695	5,343	9,361	26,594	33,026
Government guarantees	(706)	(735)	(905)	(495)	(1,056)

Net nonperforming loans	1,989	4,608	8,456	26,099	31,970
Other real estate owned	13,374	16,355	17,972	11,000	14,293

Total nonperforming assets	$15,363	$20,963	$26,428	$37,099	$46,263

Nonperforming assets as a percentage of total assets	1.02%	1.45%	1.92%	2.92%	3.82%

If interest on nonaccrual loans had been accrued, such income would have been approximately $100, $421, $708, $1,934 and $2,368, respectively, for the years 2014, 2013, 2012, 2011 and 2010.

Allowance for Loan Losses

The following chart presents information about the Company’s allowance for loan losses. Management and the Board of Directors evaluate the allowance monthly and consider the amount to be adequate to absorb possible loan losses.

ALLOWANCE FOR LOAN LOSSES

	December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Balance at beginning of year	$15,917	$16,345	$14,941	$16,570	$13,367
Charges to the allowance
Commercial and other loans	(610)	(1,658)	(1,401)	(1,403)	(4,521)
Real estate loans	(58)	(407)	(1,190)	(5,555)	(5,913)
Construction loans	(155)	—	(1,054)	(8,792)	(4,949)
Consumer loans	(12)	(23)	(19)	(54)	(131)

Total charges to the allowance	(835)	(2,088)	(3,664)	(15,804)	(15,514)
Recoveries against the allowance
Commercial and other loans	348	982	1,917	581	1,158
Real estate loans	186	360	55	176	2,043
Construction loans	16	60	1,188	498	509
Consumer loans	5	8	8	20	7

Total recoveries against the allowance	555	1,410	3,168	1,275	3,717

Provisions	—	250	1,900	12,900	15,000

Balance at end of the year	$15,637	$15,917	$16,345	$14,941	$16,570

Net charge offs as a percentage of total average loans	0.03%	0.07%	0.06%	1.74%	1.30%

The following table sets forth the allowance for loan losses allocated by loan type:

	December 31,
	2014		2013		2012		2011		2010
	(dollars in thousands)
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial and other loans	$5,733	39.00%	$5,113	39.30%	$3,846	37.50%	$2,776	33.50%	$2,230	28.60%
Real estate loans	7,494	53.50%	7,668	50.40%	9,456	53.00%	8,267	58.20%	4,520	61.00%
Construction loans	1,077	7.10%	1,493	10.00%	1,987	9.10%	2,104	7.70%	8,562	9.70%
Consumer loans	54	0.40%	68	0.30%	70	0.40%	87	0.60%	64	0.70%
Unallocated	1,279	N/A	1,575	N/A	986	N/A	1,707	N/A	1,194	N/A

Allowance for loan losses	$15,637	100.00%	$15,917	100.00%	$16,345	100.00%	$14,941	100.00%	$16,570	100.00%

During 2014, the Company did not record a provision for loan losses compared to provision of $250 for the year 2013. At December 31, 2014, the Company’s recorded investment in impaired loans, net of government guarantees, was $6,856, with a specific allowance of $245 provided for in the ending allowance for loan losses. See Note 3 in the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding the Company’s allowance for loan losses.

While the Company saw improvement with regard to the overall credit quality of the loan portfolio in 2014, management cannot predict the level of the provision for loan losses, the level of the allowance for loan losses, or the level of nonperforming assets in future quarters as a result of continuing uncertain economic conditions. At December 31, 2014, and as shown above, the Company’s unallocated reserves were $1,279 or 8.18% of the total allowance for loan losses at year-end. Management believes that the allowance for loan losses at December 31, 2014, was adequate and that this level of unallocated reserves was prudent in light of the economic conditions and uncertainty that exists in the Northwest markets that the Company serves and the concentration in loans to dental professionals. See Note 4 in the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding the dental loan portfolio.

Deposits

Average balances and average rates paid by category of deposit are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K. The chart below details period-end information related to the Company’s time deposits at December 31, 2014. The Company did not have any foreign deposits at December 31, 2014. Variable rate deposits are listed by first repricing opportunity.

TIME DEPOSITS

	December 31, 2014
	Time Deposits of $100 or more	Time Deposits of less than $100	Total Time Deposits
	(dollars in thousands)
<3 Month	$51,887	$10,478	$62,365
3-6 Months	3,512	4,592	8,104
6-12 Months	12,287	7,287	19,574
>12 Months	18,723	46,915	65,638

	$86,409	$69,272	$155,681

Borrowings

The Company uses short-term borrowings to fund fluctuations in deposits and loan demand. The Bank has access to both secured and unsecured overnight borrowing lines. The secured borrowing lines are collateralized by loans. At December 31, 2014, the Company had secured borrowing lines with the Federal Home Loan Bank of Seattle (the “FHLB”) and the Federal Reserve Bank of San Francisco (the “FRB”). At December 31, 2014, the FHLB borrowing line was limited by the amount of collateral pledged which limited total borrowings to $318,854. The borrowing line with the FRB is limited by the value of discounted collateral pledged, which at December 31, 2014, was $65,084. At December 31, 2014, the Company also had unsecured borrowing lines with various correspondent banks totaling $129,000. At December 31, 2014, the Company had $0 in overnight borrowings outstanding on its unsecured borrowing lines. At December 31, 2014, there was $416,938 available on secured and unsecured borrowing lines with the FHLB, the FRB, and various correspondent banks.

SHORT-TERM BORROWINGS

	December 31,
	2014	2013	2012
	(dollars in thousands)
Federal funds purchased, FHLB CMA, FRB, & short-term advances
Average interest rate
At year end	0.48%	0.25%	0.38%
For the year	0.40%	0.32%	0.53%
Average amount outstanding for the year	$121,016	$124,671	$102,614
Maximum amount outstanding at any month end	$168,500	$158,740	$129,385
Amount outstanding at year end	$68,500	$124,150	$86,570

At December 31, 2014, the Company had FHLB borrowings totaling $96,000 with a weighted average interest rate of 0.99% and a remaining average maturity of approximately 2.57 years. More information on long-term borrowings can be found in Note 10 in the Notes to Consolidated Financial Statements in this Form 10-K.

The Company’s other long-term borrowings consisted of $8,248 in junior subordinated debentures originated on November 28, 2005, and due on January 7, 2036. The interest rate on the debentures was 6.265% until January 2012 after which it was converted to a floating rate of three-month LIBOR plus 135 basis points. In April 2013, the Company entered into a swap agreement with a third party, which fixed the rate on its $8,000 of trust preferred securities at 2.73% for seven years.

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

The national economy and the financial services sector in particular are still facing challenges. A large percentage of our loans are to businesses in western Washington and Oregon, markets facing many of the same challenges as the national economy, including elevated unemployment and weakness in commercial and residential real estate values. Although some economic indicators are improving both nationally and in the markets we serve, there remains uncertainty regarding the strength of the economic recovery. A continued slow economic recovery could result in the following consequences, any of which could have an adverse impact, which may be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline:

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

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. Refer to “Supervision and Regulation” in Item 1 of this Form 10-K for discussion of certain of these measures. In response to the adverse financial and economic developments that have, since 2008, impacted the U.S. and global economies and financial markets, and presented challenges for the banking and financial services industry and for our Company, various significant economic and monetary stimulus measures were implemented by the U.S. Congress. The Federal Reserve has been pursuing a highly accommodative monetary policy aimed at keeping interest rates at historically low levels although the Federal Reserve has begun to taper down certain aspects of this policy. It cannot be predicted whether these or other U.S. governmental actions will result in lasting improvement in financial and economic conditions affecting the U.S. banking industry and the U.S. economy. It also cannot be predicted whether and to what extent the efforts of the U.S. government to combat the mixed economic conditions will continue. If, notwithstanding the government’s fiscal and monetary measures, the U.S. economy was to deteriorate, or its recovery was to slow, this would present significant challenges for the U.S. banking and financial services industry and for our Company.

The challenges to the level of economic activity in the U.S., and, therefore, to the banking industry, have also been exacerbated at times in recent years by extensive political disagreements regarding the statutory debt limit on U.S. federal government obligations and measures to address the substantial federal deficits. Following enactment of federal legislation in August 2011 which averted a default by the U.S. federal government on its sovereign obligations by raising the statutory debt limit and which established a process whereby cuts in federal spending may be accomplished, Standard & Poor’s Ratings Services (“Standard & Poor’s”) lowered its long-term sovereign credit rating on the U.S. to “AA+” from “AAA” while affirming its highest rating on short-term U.S. obligations. Standard & Poor’s also stated at the time that its outlook on the long-term rating remained negative; however, in June 2013, Standard & Poor’s revised its outlook on the U.S. credit rating to stable from negative. At the present time, both Fitch Ratings and Moody’s have reaffirmed the U.S.’s “AAA” credit rating and have stated that their outlooks on the long-term ratings continue to be stable. In February 2014, the U.S. Congress passed legislation to increase the statutory debt limit through March 2015 and, in December 2014, Congress passed additional legislation to fund most government agencies through September 2015. Although it is not possible to predict the long-term impact of these developments on the U.S. economy in general and the banking industry in particular, the downgrade by Standard & Poor’s and any further downgrades by it or other rating agencies could increase over time the U.S. federal government’s cost of borrowing which may worsen its fiscal challenges, as well as generating upward pressure on interest rates generally in the U.S. which could, in turn, have adverse consequences for borrowers and the level of business activity.

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

From time-to-time since 2008, the capital and credit markets have experienced volatility and disruption at unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If similar levels of market disruption and volatility return, we could experience an adverse effect, which may be material, on our ability to access capital and funding and on our business, financial condition and results of operations.

We operate in a highly regulated environment and the effects of recent and pending federal legislation or of changes in, or supervisory enforcement of, banking or other laws and regulations could adversely affect us.

As discussed more fully in the section entitled “Supervision and Regulation” in this Form 10-K, we are subject to extensive regulation, supervision and examination by federal and state banking authorities. In addition, as a publicly traded company, we are subject to regulation by the SEC. Any change in applicable regulations or federal, state or local legislation could have a substantial impact on us and our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. New legislation and regulations are likely to increase the overall costs of regulatory compliance and, in many ways, have increased, or may increase in the future, the cost of doing business and present other challenges to the financial services industry.

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

As is the case with many banks, our profitability is dependent to a large extent upon our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect, and has in past years, impacted, our net interest margin, and, in turn, our profitability. This impact could result in a decrease in our interest income relative to interest expense. Increases in interest rates may also adversely impact the value of our securities investment portfolio. At December 31, 2014, our balance sheet was liability sensitive, and an increase in interest rates could cause our net interest margin and our net interest income to decline. For the past several years, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the Federal Reserve has pursued highly accommodative monetary policies (including a very low Federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities) in an effort to facilitate growth in the U.S. economy and a reduction in levels of unemployment. This environment has placed downward pressure on the net interest margins of U.S. banks, including Pacific Continental Bank. During 2014, the Federal Reserve began to gradually ease its accommodative monetary policies including discontinuing its asset purchase program in October 2014.We cannot predict with any certainty whether or to what extent the Federal Reserve will continue its accommodative monetary policies, nor the timing of future easing for these policies.

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

Bank regulatory authorities and investors generally view significant loan concentrations within any particular industry as carrying higher inherent risk than a loan portfolio without any significant concentration in one industry. We have a significant concentration of loans to dental professionals which represented 29.29% in principal amount of our total loan portfolio at December 31, 2014 (see Note 3 in the Notes to Consolidated Financial Statements included in this Form 10-K). While we apply credit practices which we believe to be prudent to these loans as well as all the other loans in our portfolio, due to our concentration in dental lending, we are exposed to the general risks of industry concentration, which include adverse market factors impacting that industry alone or disproportionately to other industries. In addition, bank regulatory authorities may in the future require us to limit additional lending in the dental industry if they have concerns that our concentration in that industry creates significant risks, which in turn could limit our ability to pursue new loans in an area where we believe we currently have a competitive advantage.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2014, our nonperforming loans (which include all nonaccrual loans, net of government guarantees) were 0.19% of the loan portfolio. At December 31, 2014, our nonperforming assets (which include foreclosed real estate) were 1.02% of total assets. Nonperforming loans and assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur losses relating to nonperforming assets. We generally do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, less estimated selling expenses, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors which can be detrimental to the performance of their other responsibilities. Any significant future increase in nonperforming assets could have a material adverse effect on our business, financial condition and results of operations.

We may not have the ability to continue paying dividends on our common stock at current or historic levels.

On January 21, 2015, we announced a quarterly cash dividend of $0.10 per share, payable to shareholders of record on February 11, 2015. For the year ended December 31, 2014, the Company paid $0.69 per share in dividends. Our ability to pay dividends on our common stock depends on a variety of factors. It is possible in the future that we may not be able to continue paying quarterly dividends commensurate with historic levels, if at all. As a holding company, a substantial portion of our cash flow typically comes from dividends our bank subsidiary pays to us. Cash dividends will depend on sufficient earnings to support them and adherence to bank regulatory requirements. If the Bank is not able to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations and prospects.

Changes in accounting standards could materially impact our financial statements.

From time to time, the Financial Accounting Standards Board (FASB) and the SEC change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements or new interpretations of existing standards emerge as standard industry practice. These changes can be very difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, resulting in our restating prior period financial statements.

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

In addition, as a condition to membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2014, we had stock in the FHLB totaling $10,019. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. As of December 31, 2014, we did not recognize an impairment charge related to our FHLB stock holdings. Future negative changes to the financial condition of the FHLB could require us to recognize an impairment charge with respect to such holdings.

On January 12, 2015, the FHLB Seattle announced that the Federal Housing Finance Agency has approved the merger application of the FHLB Seattle and the FHLB Des Moines. The merger is expected to close in May 2015. At that time, the combined entity will be buying back excess stock above what is needed to support borrowings. If the merger is completed, this has the potential to result in a decrease of the Bank’s outstanding FHLB stock.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our reported earnings.

At December 31, 2014, we had $22,881 of goodwill on our balance sheet. In accordance with GAAP, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of qualitative and quantitative factors, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant entity-specific events. The last impairment test was performed at December 31, 2014. At December 31, 2014, we did not recognize an impairment charge related to our goodwill. Future evaluations of goodwill may result in findings of impairment and write-downs, which would impact our operating results and could be material.

We face strong competition from financial services companies and other companies that offer banking services.

Our three major markets are in Oregon and Washington. The banking and financial services businesses in our market area are highly competitive, and increased competition may adversely impact the level of our loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. These competitors include national banks, foreign banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. If we are unable to attract and retain banking customers, we may be unable to develop loan growth or maintain our current level of deposits, which could adversely affect our business, financial condition and results of operations.

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

In addition, our operations rely on the secure processing, storage, transmission and reporting of personal, confidential and other sensitive information or data on our computer systems, networks and business applications. Although we take numerous protective measures to maintain the confidentiality, integrity and availability of our and our clients’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to breaches, unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-security attacks and other events that could have an adverse security impact and significant negative consequences to us. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third-parties, such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or the threats may originate from within our organization. These events could result in litigation or financial losses that are either not insured against or not fully covered by insurance, regulatory consequences or reputational harm, any of which could harm our competitive position, operating results and financial condition. These types of incidents can remain undetected for extended periods of time, thereby increasing the associated risks. We may also be required to expend significant resources to modify our protective measures or to investigate and remediate vulnerabilities or exposures arising from cyber-security risks.

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

Other financial institutions have been the target of various denial-of-service or other cyber-attacks as part of what appears to be a coordinated effort to disrupt the operations of financial institutions and potentially test their cybersecurity in advance of future and more advanced cyber-attacks. These denial-of-service attacks require substantial resources to defend, and may affect customer satisfaction and behavior. In addition, there have been increasing efforts on the part of third parties to breach data security at financial institutions as well as the other types of companies, such as large retailers, or with respect to financial transactions, including through the use of social engineering schemes such as “phishing”. The ability of our customers to bank remotely, including online and through mobile devices, requires secure transmissions of confidential information and increase the risk of data security breaches which would expose us to financial claims by customers or others and which could adversely affect our reputation. Even if cyber-attacks and similar tactics are not directed specifically at Pacific Continental Bank, such attacks on other large financial institutions could disrupt the overall functioning of the financial systems and undermine consumer confidence in banks generally, to the detriment of other financial institutions, including the Bank.

To date we have not experienced any material losses relating to a cyber-security incident or other information security breaches, but there can be no assurance that we will not suffer such losses or information security breaches in the future. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our clients’ or other third-parties’, operations which could result in damage to our reputation, substantial costs, regulatory penalties and/or client dissatisfaction or loss. Potential costs of a cyber-security incident may include, but would not be limited to, remediation costs, increased protection costs, lost revenue from the unauthorized use of proprietary information or the loss of current and/or future customers, and litigation.

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

We regularly evaluate potential acquisitions and expansion opportunities. We have in the past, and may in the future, seek to expand our business by acquiring other businesses which we believe will enhance our business. We cannot predict the frequency, size or timing of our acquisitions, as this will depend on the availability of prospective target opportunities at valuation levels we find attractive and the competition for such opportunities from other parties. There can be no assurance that our acquisitions will have the anticipated positive results, including results related to: the total cost of integration; the retention of key personnel; the time required to complete the integration; the amount of longer-term cost savings; continued growth; or the overall performance of the acquired company or combined entity. We also may encounter difficulties in obtaining required regulatory approvals and unexpected contingent liabilities can arise from the businesses we acquire. Further, the asset quality or other financial characteristics of a business or assets we may acquire may deteriorate after an acquisition agreement is signed or after an acquisition closes, which could result in impairment or other expenses and charges which would reduce our operating results. Integration of an acquired business can be complex and costly. If we are not able to integrate successfully past or future acquisitions, there is a risk that results of operations could be adversely affected. To the extent that we grow through acquisitions, there is a risk that we will not be able to adequately or profitably manage this growth. In addition, we may sell or restructure portions of our business. Any divestitures or restructuring may result in significant expenses and write-offs, which would have a material adverse effect on our business, results of operations and financial condition, and may involve additional risks, including difficulties in obtaining any required regulatory approvals, the diversion of management’s attention from other business concerns, the disruption of our business and the potential loss of key employees. We may not be successful in addressing these or any other significant risks encountered in connection with any acquisition or divestitures we might make.

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

The principal properties of the Company are comprised of the banking facilities owned by the Bank. The Bank operates fourteen full-service facilities and two loan production offices. The Bank owns a total of eight buildings and, with the exception of two of those buildings, owns the land on which these buildings are situated. Significant properties owned by the Bank are as follows:

1)	Three-story building and land with approximately 35,000 square feet located on Olive Street in Eugene, Oregon.

2)	Building with approximately 4,000 square feet located on West 11th Avenue in Eugene, Oregon. The building is on leased land.

3)	Building and land with approximately 8,000 square feet located on High Street in Eugene, Oregon.

4)	Three-story building and land with approximately 36,000 square feet located in Springfield, Oregon. The Company occupies approximately 5,500 square feet of the first floor and approximately 10,763 square feet on the second floor and leases, or is seeking to lease, the remaining space.

5)	Building and land with approximately 4,000 square feet located in Beaverton, Oregon.

6)	Building and land with approximately 2,000 square feet located in Junction City, Oregon.

7)	Building and land with approximately 5,000 square feet located near the Convention Center in Portland, Oregon.

8)	Building with approximately 7,000 square feet located at the Nyberg Shopping Center in Tualatin, Oregon. The building is on leased land.

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

On August 23, 2013, a putative class action lawsuit (Class Action) was filed in the Circuit Court of the State of Oregon for the County of Multnomah on behalf of individuals who placed money with Berjac of Oregon and Berjac of Portland, both currently in Chapter 11 bankruptcy. The lawsuit, which initally asserted two claims for violations of state securities laws and a third claim for aiding breach of tort duties, names Pacific Continental Bank, along with the Holcomb Family Limited Partnership, Fred “Jack” W. Holcomb, Holcomb Family Trust, Jones & Roth, P.C. and Umpqua Bank, as defendants. Claimants seek the return of the money placed with Berjac of Oregon and Berjac of Portland, plus interest, and costs and attorneys’ fees. Those complaints indicate the range of damages sought by the putative class, which are claimed to be in excess of $10 million.

The Class Action was removed from Oregon state court to the Federal District Court for the District of Oregon. On October 27, 2014, the federal court granted plaintiffs’ motion to remand the case to state court under exceptions to the Class Action Fairness Act but also referred the case to the U.S. Bankruptcy Court for the District of Oregon to resolve the issue of equitable remand of the case to state court. On January 14, 2015, the U.S. Bankruptcy Court granted plaintiffs’ motion to remand. The Class Action is now pending in the Circuit Court of the State of Oregon for the County of Multnomah. After defendants filed motions to dismiss, the plaintiffs amended their complaint in the federal court proceedings, asserting one claim for violations of Oregon securities laws and omitting the second claim for violations of Oregon securities laws and the third claim for aiding breach of fiduciary duty. The Federal Court did not resolve the motions to dismiss before the case was remanded to State Court. Plaintiffs have indicated that they intend to amend their complaint but have not done so as of the date of this form 10-K.

On August 28, 2014, the court-appointed bankruptcy trustee for Berjac of Oregon (the surviving entity in the merger of Berjac of Oregon and Berjac of Portland) filed an adversary complaint (Trustee’s Lawsuit) in the U.S Bankruptcy Court for the District of Oregon alleging that the Company, the Bank, Umpqua Bank, Century Bank and Summit Bank provided lines of credit that enabled continuation of the alleged Ponzi scheme operated by Berjac of Oregon and the two partners of the pre-existing Berjac general partnerships, Michael Holcomb and Gary Holcomb. Pacific Continental Corporation acquired Century Bank on February 1, 2013.

In addition to seeking an award of punitive damages, the trustee is seeking the recovery of payments associated with allegedly fraudulent transfers from Century Bank and Pacific Continental Bank. The complaint also alleges that accounting firm Jones & Roth, P.C., is jointly and severally liable for the return of the allegedly fraudulent transfers to the bankruptcy estate.

Among other claims for relief, the trustee is seeking the disgorgement of monies advanced to the Holcomb Family Limited Partnership by Century Bank and returned to the estate by court order following the post-petition cash collateral hearing, and of monies received by Pacific Continental Bank from the proceeds of the sale of stock held by the Holcomb Family Limited Partnership and securing one of the lines of credit previously held by Century Bank. Those complaints indicate the range of damages sought by the Trustee which include, among other claims for relief, an award of punitive damages not to exceed $10 million, recovery of payments associated with allegedly fraudulent transfers totaling up to approximately $55.3 million, including up to $23.0 million from Century Bank and up to $6.3 million from Pacific Continental Bank. Pacific Continental Bank has filed a motion with the U.S. District Court for the District of Oregon to withdraw reference of the case from the U.S. Bankruptcy Court. The motion is unopposed but under consideration as of the date of This Form 10-K. Motions to dismiss filed by Pacific Continental Bank and other defendants are also pending as of the date of this form 10-K.

We may from time to time be involved in claims, proceedings and litigation arising from our business and property ownership. Based on currently available information, the Company does not expect that the results of such proceedings, including the above-described proceeding, in the aggregate, to have a material adverse effect on our financial condition.

ITEM 4	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Shareholders

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol PCBK. At February 28, 2015, the Company had 17,718,778 shares of common stock outstanding held by approximately 671shareholders of record.

The high, low and closing sales prices (based on daily closing price) for the last eight quarters are shown in the table below.

YEAR	2014				2013
QUARTER	Fourth	Third	Second	First	Fourth	Third	Second	First
Market value:
High	$14.48	$14.18	$14.81	$16.02	$16.27	$13.69	$11.80	$11.51
Low	12.83	12.85	13.07	13.32	12.54	11.79	10.10	9.61
Close	14.18	12.85	13.73	13.76	15.94	13.11	11.80	11.17

Dividends

The Company has generally paid cash dividends on a quarterly basis. Cash dividends, when and if declared, will be declared and announced simultaneously with the Company’s quarterly earnings releases in January, April, July, and October each year with dividends, if any, to be paid in February, May, August, and November. The Board of Directors considers the dividend amount quarterly and takes a broad perspective in its dividend deliberations, including a review of recent operating performance, capital levels, and concentrations of loans as a percentage of capital, as well as growth projections. The Board also considers dividend payout ratios, dividend yield, and other financial metrics in setting the quarterly dividend. Regulatory authorities may prohibit the Company from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Current guidance from the Federal Reserve provides, among other things, that dividends per share generally should not exceed earnings per share, measured over the previous four fiscal quarters.

YEAR	2014				2013
QUARTER	Fourth	Third	Second	First	Fourth	Third	Second	First
Regular cash dividend	$0.10	$0.10	$0.10	$0.10	$0.10	$0.09	$0.09	$0.08
Special cash dividend	0.05	0.03	0.11	0.10	0.12	0.12	0.05	0.08

Total dividend	$0.15	$0.13	$0.21	$0.20	$0.22	$0.21	$0.14	$0.16

Equity Compensation Plan Information

	Year Ended December 31, 2014
	Number of shares to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights (2) (3)	Number of shares remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders(1)	922,848	$14.07	433,214
Equity compensation plans not approved by security holders	—	—	—

Total	922,848	$14.07	433,214

(1)	Under the Company’s respective equity compensation plans, the Company may grant incentive stock options and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to its employees and directors; however, only employees may receive incentive stock options.
(2)	All amounts have been adjusted to reflect subsequent stock splits and stock dividends.
(3)	Weighted average exercise price is based solely on equity grants with an exercise price.

Share Repurchase Plan

On May 6, 2014, the Company adopted a repurchase plan to purchase up to five percent of the Company’s outstanding shares. For the twelve months ended December 31, 2014, the company purchased a total of 267,080 shares of common stock at a weighted average price of $13.48.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1-31, 2014	—	n/a	—	—
February 1-28, 2014	—	n/a	—	—
March 1-31, 2014	—	n/a	—	—
April 1-30, 2014	—	$13.28	11,400	881,100
May 1-31, 2014	—	$13.37	123,322	757,778
June 1-30, 2014	—	n/a	—	—
July 1-31, 2014	—	$13.60	94,389	663,389
August 1-31, 2014	—	$13.59	37,969	625,420
September 1-30, 2014	—	n/a	—	—
October 1-31, 2014	—	n/a	—	—
November 1-30, 2014	—	n/a	—	—
December 1-31, 2014	—	n/a	—	—

Performance Graph

The information contained in the following chart entitled “Total Return Performance” is not considered to be “soliciting material,” or “filed,” or incorporated by reference in any past or future filing by the Company under the Securities Exchange Act of 1934 or the Securities Act of 1933 unless and only to the extent that the Company may specifically incorporate it by reference.

The above graph and following table compares the total cumulative shareholder return on the Company’s Common Stock, based on reinvestment of all dividends, to the cumulative total returns of the Russell 2000 Index and SNL Securities $1 Billion to $5 Billion Bank Asset Size Index. The graph assumes $100 invested on December 31, 2009, in the Company’s Common Stock and each of the indices.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Pacific Continental Corporation	100.00	88.31	78.56	89.38	155.44	145.20
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
SNL Bank $1B-$5B	100.00	113.35	103.38	127.47	185.36	193.81

ITEM 6	Selected Financial Data

Selected financial data for the past five years is shown in the table below.

(Dollars in thousands, except for per share data)

	For the year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Net interest income	$57,448	$56,139	$50,076	$51,169	$51,261
Provision for loan losses	—	250	1,900	12,900	15,000
Noninterest income	4,995	5,826	5,741	5,866	4,649
Noninterest expense	37,729	40,732	35,105	37,076	33,094
Income tax expense	8,672	7,216	6,159	1,718	2,724
Net income	16,042	13,767	12,653	5,341	5,092
Cash dividends	12,308	13,050	5,588	1,842	736
Per common share data
Net income (loss):
Basic	$0.90	$0.77	$0.70	$0.29	$0.28
Diluted	0.89	0.76	0.69	0.29	0.28
Regular cash dividends	$0.40	$0.36	$0.24	$0.10	$0.04
Special cash dividends	0.29	0.37	0.07	—	—

Total dividends	$0.69	$0.73	$0.31	$0.10	$0.04
Book value	$10.39	$10.01	$10.28	$9.70	$9.35
Tangible book value(3)	9.07	8.69	9.05	8.50	8.13
Market value, end of year	14.18	15.94	9.73	8.85	10.06
At year end
Assets	$1,504,325	$1,449,726	$1,373,487	$1,270,232	$1,210,176
Loans, less allowance for loan loss (1)	1,029,384	977,928	854,071	806,269	841,931
Available-for-sale securities	351,946	347,386	389,885	346,542	253,907
Core deposits (2)	1,110,861	990,315	938,629	885,843	895,838
Total deposits	1,209,093	1,090,981	1,046,154	965,254	958,959
Shareholders’ equity	184,161	179,184	183,381	178,866	172,238
Tangible equity (3)	160,666	155,568	161,350	156,631	149,780
Average for the year
Assets	$1,477,060	$1,433,213	$1,317,094	$1,226,715	$1,189,289
Earning assets	1,362,157	1,312,660	1,204,289	1,124,948	1,090,261
Loans, less allowance for loan loss (1)	1,010,182	943,381	816,655	817,915	887,594
Available-for-sale securities	348,049	365,889	384,810	304,424	198,507
Core deposits (2)	1,031,140	967,592	877,256	879,779	827,082
Total deposits	1,132,428	1,074,166	972,854	945,187	904,169
Interest-paying liabilities	913,018	912,022	833,680	781,925	799,638
Shareholders’ equity	181,762	180,857	181,475	177,256	170,758
Financial ratios
Return on average:
Assets	1.09%	0.96%	0.96%	0.44%	0.43%
Equity	8.83%	7.61%	6.97%	3.01%	2.98%
Tangible equity (3)	10.14%	8.75%	7.94%	3.45%	3.44%
Avg shareholders’ equity / avg assets	12.31%	12.62%	13.78%	14.45%	14.36%
Dividend payout ratio	76.72%	94.79%	44.16%	34.49%	14.45%
Regulatory Capital
Tier 1 leverage capital	11.33%	11.49%	12.33%	13.09%	13.38%
Tier I risked-based capital	14.48%	14.90%	16.90%	17.97%	15.86%
Total risk-based capital	15.73%	16.15%	18.15%	19.22%	17.10%

(1)	Outstanding loans include loans held-for-sale and net deferred fees.
(2)	Core deposits include all demand, interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.
(3)	Tangible book value per share and tangible equity exclude goodwill and core deposit intangibles related to acquisitions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Results of Operations Overview” in this Form 10-K for a reconciliation of non-GAAP financial measures.

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

HIGHLIGHTS

	2014	2013	% Change 2014 vs. 2013	2012	% Change 2013 vs. 2012
	(in thousands, except per share data)
Net income	$16,042	$13,767	16.53%	$12,653	8.80%
Operating revenue (1)	62,443	61,965	0.77%	55,817	11.01%
Earnings per share
Basic	$0.90	$0.77	16.9%	$0.70	10.0%
Diluted	$0.89	$0.76	17.1%	$0.69	10.1%
Assets, period-end	$1,504,325	$1,449,726	3.8%	$1,373,487	5.6%
Gross loans, period-end (2)	1,046,011	994,769	5.2%	871,257	14.2%
Core deposits, period-end (3)	1,110,861	990,315	12.2%	938,629	5.5%
Deposits, period-end	1,209,093	1,090,981	10.8%	1,046,154	4.3%
Return on average assets	1.09%	0.96%		0.96%
Return on average equity	8.83%	7.61%		6.97%
Return on average tangible equity (4)	10.14%	8.75%		7.94%
Avg shareholders’ equity / avg assets	12.31%	12.62%		13.78%
Dividend payout ratio	76.73%	94.79%		44.16%
Net interest margin (5)	4.30%	4.36%		4.23%
Efficiency ratio	59.41%	65.73%		62.89%

(1)	Operating revenue is defined as net interest income plus noninterest income.
(2)	Excludes net deferred fees and allowance for loan losses.
(3)	Defined by the Company as demand, interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.
(4)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.
(5)	Presentation of net interest margin for all periods reported has been adjusted to a tax- equivalent basis using a 35% tax rate.

Results of Operations—Overview

The Company recorded net income of $16,042 for the year ended 2014, an improvement of $2,275 or 16.53% over the prior year. The results for 2014 and 2013 included $470 and $1,246, respectively, in merger related expenses associated with the pending acquisition of Capital Pacific Bancorp and the February 2013 Century Bank acquisition. Improvement in 2014 net income over 2013 was due to increased revenues, specifically net interest income, lower provision for loan losses and a decline in noninterest expense. The increase in net interest income was attributable to an increase in organic loan and improvement in the yield on the securities portfolio. The Company made no provision for loan losses in 2014 compared to $250 in 2013. This decline was primarily due to reductions in classified assets and nonperforming loans. Net income also benefitted from a decline of $3,003 in noninterest expense, primarily due to reductions in the following categories of expense: 1) business development; 2) bankcard processing; 3) other real estate; 4) merger related; and 5) the other expense category. A portion of the decline in these expense categories was offset by an increase of $1,435 or 6.49% in salaries and employee benefits.

The Company recorded net income of $13,767 for the year ended 2013, an improvement of $1,114 or 8.80% over the prior year. The results for 2013 included $1,246 in merger related expenses associated with the acquisition of Century Bank during the first quarter 2013. Improvement in 2013 net income over 2012 was due to increased revenues, specifically net interest income and a lower provision for loan losses, which more than offset an increase in noninterest expense. The increase in net interest income was attributable to an increase in loans, both loans acquired in the Century Bank transaction and organic loan growth, combined with an improvement in the net interest margin. The provision for loan losses in 2013 was $250, down $1,650 from 2012. This decline was due to reductions in classified assets and nonperforming loans and recoveries booked during the year. A portion of the improvement in net interest income and the provision for loan losses was offset by higher noninterest expenses, primarily personnel expense, other real estate expense, and merger related expenses

Year-end assets at December 31, 2014, were $1,504,325, up $54,599 or 3.77% from December 31, 2013, asset totals. Growth in assets was due to an increase in outstanding net loans. The Company experienced a typical seasonal core deposit pattern in 2014 with deposit outflows occurring during the first half of the year followed by growth in core deposits during the second half of the year. Outstanding core deposits were $1,110,861 at December 31, 2014, up $120,546 or 12.17% over the prior year-end. Growth in the Company’s demand deposits accounted for $40,420 of the increase in core deposits and were up 11.02% over December 31, 2013, outstanding demand deposits.

Average assets for the year ended 2014 were $1,477,060 up $43,847 or 3.06% over 2013, due to growth in average outstanding loans. Growth in average loans in 2014 over the prior year was primarily funded by growth in core deposits. Average core deposits for the year ended 2014 were $1,031,140, up $63,548 or 6.57% over average core deposits in 2013.

During 2015, the Company believes the following factors could impact our financial results, in addition to those described in “Risk Factors” and elsewhere in this Form 10-K:

•	Changes and volatility in interest rates could negatively impact yields on earning assets and the cost of interest-bearing liabilities, thus negatively affecting the Company’s net interest margin and net interest income.

•	Global economic weakness and a potential rise in short-term interest rates could lead to a slowdown of economic growth, thus negatively affecting loan demand, causing a decline in banking industry revenues.

•	The ability to manage noninterest expense growth in light of anticipated increases in regulatory compliance cost.

•	The competition to attract and retain qualified and experienced bankers in our markets.

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

	December 31,
	2014	2013	2012
	(in thousands, except per share data)
Total shareholders’ equity	$184,161	$179,184	$183,381
Subtract:
Goodwill	(22,881)	(22,881)	(22,031)
Core deposit intangibles	(614)	(735)	—

Tangible shareholders’ equity (non-GAAP)	$160,666	$155,568	$161,350

Book value	$10.39	$10.01	$10.28
Tangible book value (non-GAAP)	$9.07	$8.69	$9.05

	2014	2013	2012
Average Total shareholders’ equity	$181,762	$180,856	$181,475
Subtract:
Average Goodwill	(22,881)	(22,667)	(22,031)
Average Core deposit intangibles	(674)	(724)	(95)

Average Tangible shareholders’ equity (non-GAAP)	$158,207	$157,465	$159,349

Return on average equity	8.83%	7.61%	6.97%
Return on average tangible equity (non-GAAP)	10.14%	8.75%	7.94%

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

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in this Form 10-K. Management believes that the following policies and those disclosed in the Notes to Consolidated Financial Statements should be considered critical under the SEC definition:

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

Goodwill and Intangible Assets

At December 31, 2014, the Company had a recorded balance of $22,881 in goodwill from the November 30, 2005, acquisition of Northwest Business Financial Corporation (“NWBF”) and the February 1, 2013, acquisition of Century Bank. In addition, at December 31, 2014, the Company had $614 of core deposit intangible assets resulting from the acquisition of Century Bank. The Century Bank core deposit intangible was determined to have an expected life of seven years, and is being amortized over that period using the straight-line method. The Century Bank core deposit intangible will be fully amortized in January 2020. In accordance with GAAP, the Company does not amortize goodwill or other intangible assets with indefinite lives but instead periodically tests these assets for impairment. Management performs an impairment analysis of the intangible assets with indefinite lives at least annually, but more frequently if an impairment triggering event is deemed to have occurred. The last impairment test was performed at December 31, 2014, at which time no impairment was determined to exist.

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

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in Note 1 of the Notes to Consolidated Financial Statements in this Form 10-K. None of these pronouncements are expected to have a significant effect on the Company’s financial condition or results of operations.

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

Two tables follow which analyze the changes in net interest income for the years 2014, 2013 and 2012. Table I, “Average Balance Analysis of Net Interest Income,” provides information with regard to average balances of assets and liabilities as well as associated dollar amounts of interest income and interest expense, relevant average yields or rates, and net interest income as a percent of average earning assets. Net interest income and the net interest margin for all periods reported have been adjusted to a tax-equivalent basis using a 35.00% tax rate. Table II, “Analysis of Changes in Interest Income and Interest Expense,” shows the increase (decrease) in the dollar amount of interest income and interest expense and the differences attributable to changes in either volume or rates.

2014 Compared to 2013

The net interest margin for the year 2014 was 4.30%, a decline of 6 basis points from the 4.36% net interest margin reported for 2013. Included in the noninterest income for both years were nonrecurring payments. In 2014 the bank recognized $814 of nonrecurring interest income comprised of $527 of Century Bank accretion, $187 of prepayment penalties, and $100 of interest of interest income on loans previously on nonaccrual status. The 2013 net interest margin included $2,115 of nonrecurring items consisting of $913 of Century Bank accretion, $982 of interest income on loans previously on nonaccrual status and $220 of prepayment penalties.

To better understand the Bank’s core interest margin we have provided the following non-GAAP financial metric, which removes the nonrecurring interest income and the accretion of the Century Bank loan discounts. Management utilizes certain non-GAAP financial measures to monitor the Company’s performance. While we believe the presentation of non-GAAP financial measures provides additional insight into our operating performance, readers of this report are urged to review the GAAP results as presented in the Financial Statements and Supplementary Data in this Form 10-K.

Reconciliation of Adjusted Net Interest Income to Net Interest Income

	December 31,
	2014	2013
Tax equivalent net interest income (1)	$58,509	$57,172
Subtract
Century Bank accretion	527	913
Interest recoveries on nonaccrual loans	100	982
Prepayment penalties	187	220

Adjusted net interest income (non-GAAP)	$57,695	$55,057

Average earnings Assets	$1,362,157	$1,312,660
Net Interest Margin	4.30%	4.36%
Core net interest margin (non-GAAP)	4.24%	4.19%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of $1,061 and $1,033 for the twelve months ended December 31, 2014, and 2013, respectively.

These nonrecurring items added 6 and 17 basis points to the 2014 and 2013 net interest margins, respectively. When comparing non-GAAP core interest margin, we saw an improvement of 5 basis points from 4.19% in 2013 to 4.24% in 2014.

Table I shows earning asset yields declined by 9 basis points from 4.72% in 2013 to 4.63% in 2014. The yield on loans dropped 32 basis points from 2013 to 2014, which was partially offset by a 31 basis point improvement in the yield on the taxable portion of the securities portfolio over the same period. The 2014 net interest margin benefitted from a decline in the cost of interest-bearing liabilities and an increase in free funding over the prior year. The cost of interest-bearing liabilities fell 3 basis points from 0.53% in 2013 to 0.50% in 2014. In addition, free funding in the form of average noninterest bearing deposits increased $40,112 or 11.94% in 2014 over 2013. The decline in the cost of interest-bearing liabilities from 2013 to 2014 was due to a decrease in the cost interest-bearing core deposits of 5 basis points, which was partially offset by an increase in the cost of interest-bearing wholesale funding of 10 basis points.

The year ended December 31, 2014, rate/volume analysis in Table II shows that interest income including loan fees increased by $1,122 over 2013. Higher volume, specifically higher loan volume, resulted in an increase of $3,479 in interest income in 2014, which was partially offset by a $2,357 decline in interest income due to lower rates on loans. The rate/volume analysis shows that interest expense for the year 2014 decreased by $215 from 2013 with interest expense on core deposits declining by $263 while wholesale funding expense increased by $48. Overall, changes in the volume mix decreased interest expense by $173 in 2014, while lower rates on interest-bearing liabilities decreased interest expense by $42.

The year ended December 31, 2013, rate/volume analysis in Table II shows that interest income including loan fees increased by $5,197 over 2012. Higher volume, specifically higher loan volume, resulted in an increase of $7,364 in interest income, which was partially offset by a $2,167 decline in interest income due to lower rates on loans. The rate/volume analysis shows that interest expense for the year 2013 decreased by $1,024 from 2012 with interest expense on core deposits and wholesale funding declining by $590 and $434, respectively. Overall, higher volumes or changes in volume mix increased interest expense by $626, while lower rates on interest-bearing liabilities decreased interest expense by $1,650.

2013 Compared to 2012

The net interest margin for the year 2013 was 4.36%, an improvement of 13 basis points over the 4.23% net interest margin reported for 2012. Most of the improvement in the 2013 net interest margin over the prior year was due to a lower cost of funds as earning asset yields were relatively stable. Table I shows that earning asset yields improved by 1 basis point to 4.72% in 2013 from 4.71% in 2012. However, the yield on earning assets was positively affected in 2013 by two nonrecurring items: 1) collection of $982 of interest income on loans previously on nonaccrual status during third quarter 2013; and 2) $220 in interest income due to a prepayment penalty collected on an early loan pay off during fourth quarter 2013. These two nonrecurring items added 10 basis points to the 2013 net interest margin. In addition, the Company recorded $913 in interest income during 2013 in accretion of the fair value loan marks related to the Century Bank transaction, which added another 7 basis points to the 2013 net interest margin. Excluding the nonrecurring items and accretion of loan fair value marks, the core net interest margin for 2013 was 4.19%, or a decline of 4 basis points from the prior year.

While earning asset yields remained relatively stable, the cost of interest-bearing liabilities in 2013 dropped 17 basis points from 0.70% in 2012 to 0.53% in 2013. Much of the decline was attributable to the cost of interest-bearing core deposits, which were down 13 basis points in 2013 from 2012 levels. In addition, all categories of interest-bearing wholesale funding showed declines in 2013 from the previous year with the exception of the rate paid on trust preferred securities, which increased from 1.83% in 2012 to 2.42% in 2013. During April 2013, the Company entered into a swap agreement with a third party, which fixed the rate on its $8,000 of trust preferred securities at 2.73% for seven years. Prior to the swap agreement, the Company paid a variable rate on its trust preferred securities based on three-month LIBOR plus 135 basis points. In addition to a lower cost of interest-bearing liabilities, the Company’s net interest margin benefitted from free funding in the form of average non-interest bearing demand deposits for the year 2013, which increased $38,635, or 12.99%, over the prior year.

Table I

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Twelve Months Ended December 31, 2014			Twelve Months Ended December 31, 2013			Twelve Months Ended December 31, 2012
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest-earning assets
Federal funds sold and interest-bearing deposits	$3,926	$10	0.25%	$3,390	$10	0.29%	$2,823	$6	0.21%
Securities available-for-sale:
Taxable	276,625	6,191	2.24%	296,574	5,730	1.93%	326,159	6,171	1.89%
Tax-exempt (1)	71,424	3,032	4.25%	69,315	2,951	4.26%	58,651	2,500	4.26%
Loans held-for-sale	—	—	0.00%	—	—	0.00%	190	7	0.00%
Loans, net of deferred fees and allowance (2)	1,010,182	53,855	5.33%	943,381	53,275	5.65%	816,465	48,085	5.89%

Total interest-earning assets (1)	1,362,157	63,088	4.63%	1,312,660	61,966	4.72%	1,204,288	56,769	4.71%
Non earning assets
Cash and due from banks	18,506			18,607			17,678
Premises and equipment	18,324			19,223			19,710
Goodwill & intangible assets	23,556			23,579			22,126
Interest receivable and other	54,517			59,144			53,292

Total nonearning assets	114,903			120,553			112,806

Total assets	$1,477,060			$1,433,213			$1,317,094

Interest-bearing liabilities
Money market and NOW accounts	$543,116	$(1,491)	-0.27%	$518,031	$(1,586)	-0.31%	$483,110	$(2,011)	-0.42%
Savings deposits	51,164	(67)	-0.13%	41,930	(52)	-0.12%	37,994	(59)	-0.16%
Time deposits—core	60,685	(326)	-0.54%	71,568	(509)	-0.71%	58,724	(667)	-1.14%

Total interest-bearing core deposits (3)	654,965	(1,884)	-0.29%	631,529	(2,147)	-0.34%	579,828	(2,737)	-0.47%
Time deposits—non-core	101,288	(1,368)	-1.35%	106,574	(1,242)	-1.17%	95,598	(1,322)	-1.38%
Federal funds purchased	2,053	(14)	-0.68%	3,369	(16)	-0.47%	4,497	(24)	-0.53%
FHLB & FRB borrowings	146,464	(1,088)	-0.74%	162,302	(1,189)	-0.73%	145,509	(1,584)	-1.09%
Trust preferred	8,248	(225)	-2.73%	8,248	(200)	-2.42%	8,248	(151)	-1.83%

Total interest-bearing wholesale funding	258,053	(2,695)	-1.04%	280,493	(2,647)	-0.94%	253,852	(3,081)	-1.21%

Total interest-bearing liabilities	913,018	(4,579)	-0.50%	912,022	(4,794)	-0.53%	833,680	(5,818)	-0.70%
Noninterest-bearing liabilities
Demand deposits	376,175			336,063			297,428
Interest payable and other	6,105			4,271			4,511

Total noninterest liabilities	382,280			340,334			301,939

Total liabilities	1,295,298			1,252,356			1,135,619
Shareholders’ equity	181,762			180,857			181,475

Total liabilities and shareholders’ equity	$1,477,060			$1,433,213			$1,317,094

Net interest income		$58,509			$57,172			$50,951

Net interest margin (1)		4.30%			4.36%			4.23%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1,061, $1,033, and $875 for the twelve months ended December 31, 2014, 2013, and 2012, respectively. Net interest margin was positively impacted by 8, 8, and 7 basis points, respectively.
(2)	Interest income includes recognized loan origination fees of $574, $523, and $243 for the twelve months ended December 31, 2014, 2013, and 2012, respectively.
(3)	Defined by the Company as interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.

Table II

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	2014 compared to 2013 Increase (decrease) due to			2013 compared to 2012 Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$2	$(2)	$—	$1	$3	$4
Securities available-for-sale:
Taxable	(385)	846	461	(560)	119	(441)
Tax-exempt (1)	90	(9)	81	455	(4)	451
Loans held-for-sale	—	—	—	(7)	—	(7)
Loans, net of deferred fees and allowance	3,772	(3,192)	580	7,475	(2,285)	5,190

Total interest-earning assets (1)	3,479	(2,357)	1,122	7,364	(2,167)	5,197

Interest paid on:
Money market and NOW accounts	77	(172)	(95)	145	(570)	(425)
Savings deposits	11	4	15	6	(13)	(7)
Time deposits—core (2)	(77)	(106)	(183)	146	(304)	(158)

Total interest-bearing core deposits	11	(274)	(263)	297	(887)	(590)
Time deposits—non-core	(62)	188	126	152	(232)	(80)
Federal funds purchased	(6)	4	(2)	(6)	(2)	(8)
FHLB & FRB borrowings	(116)	15	(101)	183	(578)	(395)
Trust preferred	—	25	25	—	49	49

Total interest-bearing wholesale funding	(184)	232	48	329	(763)	(434)

Total interest-bearing liabilities	(173)	(42)	(215)	626	(1,650)	(1,024)

Net interest income (1)	$3,652	$(2,315)	$1,337	$6,738	$(517)	$6,221

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1,061, $1,033 and $875 for the twelve months ended December 31, 2014, 2013, and 2012, respectively.
(2)	Defined by the Company as interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.

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

The Company made no provision for loan losses in 2014 compared to a provision of $250 for 2013. The decrease in the 2014 provision was due to reductions in levels of net charge offs, classified assets and nonperforming loans. Net loan charge offs for the year 2014 ended were $280 or 0.03% of average outstanding loans compared to $678 or 0.07% of average outstanding loans in 2013. Classified assets at December 31, 2014, were $44,298, down $7,751 from classified assets of $52,050 at December 31, 2013. Classified assets as a percentage of regulatory capital at December 31, 2014, were 24.54%, compared to 29.01% at December 31, 2013. Nonperforming assets, net of government guaranteed loans, at December 31, 2014, were $15,363, down $5,600 from nonperforming assets, net of government guaranteed loans, of $20,963 at December 31, 2013.

The provision for loan losses was $250 in 2013 compared to $1,900 for the year 2012. The decrease in the 2013 provision for loan losses when compared to 2012 was due to reductions in the levels of classified and nonperforming assets and recoveries booked during the year. Net charge offs for the year ended 2013 were $678 or 0.07% of average loans compared to $496 of net charge offs or 0.06% of average loans in 2012. Classified assets at December 31, 2013, were $52,050, down $4,033 from classified assets of $56,082 at December 31, 2012. Classified assets as a percentage of regulatory capital were 29.02% at December 31, 2013, compared to 31.18% at December 31, 2012. Nonperforming assets, net of government guaranteed loans, at December 31, 2013, were $20,963, down $5,465 from the prior year-end.

Nonperforming Assets

At December 31, 2014, the Company had $15,363 in nonperforming assets, net of government guarantees, or 1.02% of total assets, compared to $20,963 or 1.45% of total assets at December 31, 2013. The schedule below provides a more detailed breakdown of nonperforming assets by loan type:

NONPERFORMING ASSETS

	December 31,
	2014	2013
Nonaccrual loans
Real estate secured loans:
Permanent loans:
Multi-family residential	$—	$—
Residential 1-4 family	321	636
Owner-occupied commercial	599	1,685
Nonowner-occupied commercial	906	136

Total permanent real estate loans	1,826	2,457
Construction loans:
Multi-family residential	—	—
Residential 1-4 family	—	—
Commercial real estate	—	—
Commercial bare land and acquisition & development	—	—
Residential bare land and acquisition & development	—	—

Total real estate construction loans	—	—

Total real estate loans	1,826	2,457
Commercial loans	869	2,886
Consumer loans	—	—

Total nonaccrual loans	2,695	5,343
90 days past due and accruing interest	—	—

Total nonperforming loans	2,695	5,343
Nonperforming loans guaranteed by government	(706)	(735)

Net nonperforming loans	1,989	4,608
Other real estate owned	13,374	16,355

Total nonperforming assets, net of guaranteed loans	$15,363	$20,963

Nonperforming loans to outstanding loans	0.19%	0.46%
Nonperforming assets to total assets	1.02%	1.45%

Nonperforming assets at December 31, 2014, consisted of $1,989 of nonaccrual loans (net of $706 in government guarantees) and $13,374 of other real estate owned. Total nonperforming assets at December 31, 2014, were down $5,600 from nonperforming assets at December 31, 2013, as the Company resolved problem loans and disposed of other real estate owned. At December 31, 2014, dental nonperforming assets totaled $597, down $1,803 from the $2,400 reported at December 31, 2013. Other real estate owned at December 31, 2014, consisted of eight properties. Two properties, a commercial land development loan, which contains two separate parcels, and a commercial real estate property, valued at $10,040 and $1,244, respectively, made up 84.37% of total other real estate owned at such date. While the Company is actively marketing both properties, the location and type of these two properties make them susceptible to possible valuation write-downs as new appraisals become available.

The allowance for loan losses at December 31, 2014, was $15,637 (1.50% of gross outstanding loans) compared to $15,917 (1.60% of loans) and $16,345 (1.88% of loans) at the years ended 2013 and 2012, respectively. The reduction in the allowance for loan losses to total loans ratio in 2013 compared to 2012 was primarily due to loans acquired in the Century Bank transaction, which were booked net of fair value adjustments, including the fair value adjustment for credit and potential losses. At December 31, 2014, the Company had also reserved $227 for possible losses on unfunded loan commitments, which was classified in other liabilities. The 2014 ending allowance included $245 in specific allowance for $6,856 in impaired loans (net of government guarantees). At December 31, 2013, the Company had $8,476 in impaired loans with a specific allowance of $57 assigned.

The dental allowance for loan losses at December 31, 2014, was $4,187 or 1.37% of dental loans. This is an increase from the $3,730 or 1.21% of dental loans at December 31, 2013. Management has raised the allowance as a percentage of outstanding loans over the prior year due to the increase in national dental lending. To date, the national dental portfolio has demonstrated similar performance to the local dental portfolio; however the portfolio is newer in age and, therefore, may incur losses over time. For additional information on the dental portfolio statistics, please see Note 4 of the Consolidated Financial Statement in this Form 10-K.

While the Company saw some positive trends in 2014 with its resolution of classified assets and nonperforming assets, management cannot predict with certainty the level of the provision for loan losses, the level of the allowance for loans losses, nor the level of nonperforming assets in future quarters. At December 31, 2014, and as shown in this Form 10-K under Note 3 of the Notes to Consolidated Financial Statements, the Company’s unallocated reserves were $1,279 of the total allowance for loan losses, at year-end 2014. Management believes that the allowance for loan losses at December 31, 2014, is adequate and this level of unallocated reserves was prudent in light of the economic conditions that exist in the Northwest markets the Company serves.

Noninterest Income

Noninterest income is derived from sources other than fees and interest on earning assets. The Company’s primary sources of noninterest income are service charge fees on deposit accounts, merchant bankcard activity, and business credit card interchange fees.

2014 Compared to 2013

Noninterest income for the year 2014 was $4,995, down $831 or 14.26% from the same period last year. The decline in noninterest income in 2014 when compared to the prior year was due to a decline in merchant bankcard processing fees and the other income category. Merchant bankcard processing was outsourced during fourth quarter 2013 and resulted in a $673 drop in merchant fees in 2014. This outsourcing also resulted in the near elimination of bankcard processing expense. The decline in the other revenue category was related to a decrease in rental income on other real estate owned, as during the first quarter 2014, the Company sold a retail strip mall that provided the majority of rental income during 2013. Improved service charge revenue of $208 partially offset the decline in merchant fees. The improvement in service charge revenue was the result of implementing new account analysis charges effective January 1, 2014.

2013 Compared to 2012

Noninterest income for the year 2013 was $5,826, an increase of $85 or 1.48% over 2012. Increases in service charges on deposit accounts, other fee income, principally bankcard, and the other noninterest income category were partially offset by declines in mortgage banking income and bank-owned-life-insurance (“BOLI”) revenue. The increase in other fee income, principally bankcard, was due to higher sales transaction volume in merchant bankcard. The increase in the other income category of noninterest income was primarily due to the outsourcing of the Company’s merchant bankcard processing portfolio in December 2013, which resulted in upfront income of $124. The decline in mortgage banking income was due to the closure of this division of the Company following first quarter 2012. BOLI revenue declined due to a lower return on investments, resulting in a slightly lower yield on the BOLI investment. In addition, contributing to the low growth in noninterest revenue was $23 in other-than-temporary-impairment charge related to two private-label mortgage-backed securities.

Noninterest Expense

Noninterest expense represents all expenses other than the provision for loan losses and interest costs associated with deposits and other interest-bearing liabilities. It incorporates personnel, premises and equipment, data processing and other operating expenses.

2014 Compared to 2013

For the year 2014, noninterest expense was $37,729, a decrease of $3,003 or 7.37% from the same period last year. When merger expenses of $470 recorded in 2014 relating to the acquisition of Capital Pacific Bank and $1,246 recorded in 2013 relating to the Century Bank acquisition are excluded from 2013, noninterest expense for the year 2014 was down $2,227 or 5.64% from last year. A $1,435 or 6.49% increase in personnel expense in 2014 was offset by declines in legal and professional fees of $615, business development costs of $274, other real estate expense of $1,952, bankcard processing expense of $520, and the other expense category of $423. The decline in legal and professional fees was due to the recovery of $300 of legal fees expensed in prior periods recorded during the third quarter 2014. The decline in business development costs reflects a more focused marketing strategy during 2014 at a lower cost than 2013. The significant decline in other real estate expense was the result of large valuation write-downs totaling approximately $1,100 recorded during 2013 on two commercial properties. No significant valuation write-downs were recorded during 2014. The decline in bankcard processing expense was the result of outsourcing this service during the fourth quarter 2013, which virtually eliminated these costs during 2014. The decline in the other expense category was primarily due to lower travel costs and non-recurring expense of $100 recorded in 2013.

At the June 2014 board meeting, the Company’s board of directors approved a deferred compensation plan. The plan is a qualified unfunded plan, which contains no employer defined contribution or benefit. This plan is open to Senior Vice Presidents and above, and the board of directors. Deferrals began during August 2014, and 2014 deferred compensation expense totaled $45 which is reflected in the salaries and employee benefits line item of the income statement.

2013 Compared to 2012

For the year 2013, noninterest expense was $40,732, up $5,627 or 16.03% over 2012. The year 2013 noninterest expense included $1,246 of merger expense related to the acquisition of Century Bank compared to merger expense of $203 in 2012. Excluding merger expense in both 2013 and 2012, noninterest expense increased $4,584 or 13.13% in 2013 over 2012. All categories of non-merger related noninterest expense, with the exception of FDIC assessments and bankcard processing, were up in 2013 when compared to 2012. The most significant increases in noninterest expense were in salaries and employee benefits, data processing, business development, and other real estate expense. Salaries and employee benefits were up $2,544 or 13.00%, primarily attributable to the full year impact of relationship bankers added to staff during 2012 and additional relationship bankers added during 2013, including relationship bankers included in the acquisition of Century Bank. Data processing expense in 2013 was up $509 or 24.28% due to an increase in software maintenance expense, which is assessed by various third parties based on asset size of the institution. Business development expense was up $247 or 15.85% as the Company increased marketing and sales efforts in all of its primary markets, including the national healthcare lending market. Other real estate expense for the year 2013 increased $907 or 60.71%, primarily due to valuation write downs on two properties.

BALANCE SHEET

Securities Available-for-Sale

At December 31, 2014, the balance of securities available-for-sale was $351,946, up $4,560 over December 31, 2013. The increase in the securities portfolio during the year was entirely due to improvement in the unrealized gain on the portfolio. At December 31, 2014, the portfolio had an unrealized pre-tax gain of $6,057 compared to an unrealized pre-tax loss of $242, at December 31, 2013. The improvement in the unrealized gain or market value of the securities portfolio during 2014 was due to a decline in longer-term interest rates and tightening of spreads on virtually all investment products. The average life and duration of the portfolio at December 31, 2014, was 3.9 years and 3.6 respectively, down from 4.2 years and 3.8 at December 31, 2013. At December 31, 2014, $27,246 of the securities portfolio were pledged as collateral for public deposits in Oregon and Washington and for repurchase agreements.

The Company continued to structure the portfolio to provide consistent cash flow and reduce the market value volatility of the portfolio in a rising rate environment in light of the Company’s current liability sensitive position. The portfolio is structured to generate sufficient cash flow to allow reinvestment at higher rates should interest rates move up or to fund loan growth in future periods. In a stable rate environment, approximately $58,700 in cash flow is anticipated over the next twelve months. Going forward, purchases will be dependent upon core deposit growth, loan growth, and the Company’s interest rate risk position.

At December 31, 2014, $3,816, or 1.08% of the total securities portfolio was composed of private-label mortgage-backed securities. In previous reporting periods management has booked OTTI on this portion of the portfolio totaling approximately $227. During the second quarter 2014, a classified private-label mortgage-backed security was sold at a loss of $97. The loss in the second quarter 2014 more than offset the gain on sale of securities of $63 recorded during first quarter 2014. It was determined that an OTTI was required on this security. After further analysis, it was also determined that future impairment was possible and additional losses could result in future additional impairment charges. The sale at the loss limited the potential future losses.

Management reviews monthly all available information, including current and projected default rates and current and projected loss severities, related to the collectability of its potentially impaired investment securities to determine if an additional OTTI is required. No additional OTTI was recorded during 2014. Recognition of additional OTTI on the private-label mortgage-backed portion of the portfolio is possible in future quarters depending upon economic conditions, default rates on home mortgages, loss severities on foreclosed homes, unemployment levels, and home values.

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

Loans

At December 31, 2014, outstanding gross loans were $1,046,011, up $51,242 over outstanding loans of $994,769 at December 31, 2013. A summary of outstanding loans by market, including national health care loans, for the years ended December 31, 2014, and December 31, 2013, follows:

			2014 vs. 2013
Loans	December 31,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Eugene market gross loans, period-end	$363,953	$334,511	$29,442	8.80%
Portland market gross loans, period-end	407,466	391,295	16,171	4.13%
Seattle market gross loans, period-end	119,095	132,488	(13,393)	-10.11%
National health care gross loans, period end	155,497	136,475	19,022	13.94%

Total gross loans, period-end	$1,046,011	$994,769	$51,242	5.15%

During 2014, all of the Company’s markets, with the exception of Seattle, showed growth in outstanding loans over the prior year. Loan growth was strongest in the Eugene market, followed by national healthcare lending, then the Portland market. Growth in the Eugene and Portland markets resulted from improved economic conditions and greater market demand for loans. The majority of growth in these two markets was in commercial and owner-occupied commercial real estate loans. Growth in National healthcare loans accounted for $19,022 of the organic loan growth recorded during 2014. The Company now has national healthcare loans in 35 states. The Company defines National healthcare loans as loans to healthcare professionals, primarily dentists located outside of the Company’s primary market area. The Company’s defined market area is within the states of Oregon and Washington west of the Cascade Mountain Range. This area is serviced by branch locations in Eugene, Oregon; Portland, Oregon; and Seattle, Washington. National health care loans, loans east of the Cascade Mountain Range and outside Oregon and Washington, are maintained and serviced by personnel located in the Portland market. The contraction in the Seattle market was attributable to significant early loan pay offs during the year. Early pay offs in the Seattle market were related to a variety of factors, including completion of construction projects, aggressive pricing on healthcare loans, and unwillingness to renew loans to existing clients based on credit concerns.

Outstanding loans to dental professionals, which are comprised of both local and national loans, at December 31, 2014, totaled $306,391 or 29.29% of the loan portfolio. This was virtually unchanged from total dental loans of $307,268, or 30.89% of the loan portfolio, at December 31, 2013. Growth in national loans of $18,371 was more than offset by a $19,248 contraction in the local market dental loans. The more seasoned local dental loan portfolio experienced higher prepayment speeds primarily due to competitive refinancing pricing offered, which was particularly present in the Seattle market. In addition, given the credit quality of dental loans in general, the Company encountered very competitive pricing in the national market. At

December 31, 2014, $12,700 or 4.15%, of the outstanding dental loans were supported by government guarantees. Loans to dental professionals include loans for such purposes as starting up a practice, acquisition of a practice, equipment financing, owner-occupied facilities, and working capital. National dental loans are limited to acquisition financing and owner-occupied facilities. Additional data on the Company’s dental loan portfolio and the credit quality of this portfolio can be found in Note 4 of the Notes to Consolidated Financial Statements in this report. Additional information regarding loan concentrations is included in Part II, Item 1A “Risk Factors” of this report under the heading “Loan concentrations within one industry may create additional risk, and we have a significant concentration in loans to dental professionals.”

Detailed credit quality data on the entire loan portfolio can be found in Note 3 and Note 4 of the Notes to Consolidated Financial Statements in this report.

Goodwill

At December 31, 2014, the Company had a recorded balance of $22,881 in goodwill from the November 30, 2005, acquisition of NWB Financial Corporation and its wholly owned subsidiary, Northwest Business Bank (“NWBF”) and the February 1, 2013 acquisition of Century Bank. In accordance with GAAP, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment. Management performed an impairment analysis at December 31, 2014, and determined there was no impairment of the goodwill at the time of the analysis.

Deferred Tax Assets

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. At December 31, 2014, the Company had a net deferred tax asset of $4,464. Deferred tax assets are reviewed for recoverability and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain. In light of the Company’s performance, management anticipates that the deferred tax assets will be fully utilized to offset future income taxes and that no valuation allowance is required. Additional disclosures regarding the components of the net deferred tax asset are included in Note 13 of the Notes to Consolidated Financial Statements in this Form 10-K.

Deposits

Outstanding deposits at December 31, 2014, were $1,209,093, an increase of $118,112 over outstanding deposits of $1,090,981 at December 31, 2013. Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and local non-public time deposits, including local non-public time deposits in excess of $100, were $1,110,861, up $120,546 or 12.17% over outstanding core deposits of $990,315 at December 31, 2013. At December 31, 2014, and 2013, core deposits represented 91.88% and 90.77%, respectively, of total deposits. Year-to-date December 31, 2014, average core deposits, a measurement that removes daily volatility, were $1,031,140, an increase of $63,548 or 6.57% over average core deposits of $967,592 for the year 2013.

A summary of outstanding deposits by market for the years 2014 and 2013 follows:

			2014 vs. 2013
	December 31,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Eugene market core deposits, period-end	$672,527	$588,158	$84,369	14.34%
Portland market core deposits, period-end	276,453	249,050	27,403	11.00%
Seattle market core deposits, period-end	161,881	153,107	8,774	5.73%

Total core deposits, period-end	1,110,861	990,315	120,546	12.17%
Public and brokered deposits, period-end	98,232	100,666	(2,434)	-2.42%

Total deposits, period-end	$1,209,093	$1,090,981	$118,112	10.83%

All markets showed an increase in core deposits during 2014, with both the Eugene and Portland markets showing double digit percentage growth. All three of the Company’s markets successfully acquired new deposit relationships and deepened deposit relationships with existing clients. Because of its strategic focus on business banking and banking for nonprofits, the Company attracts a number of large depositors that account for a relatively significant portion of the core deposit base. The Company continued to be successful in deepening deposit relationships with existing large depositors in 2014 and also attracting new large depositor relationships. Large depositor balances are subject to significant daily volatility. At December 31, 2014, large depositors, generally defined as relationships with $1,000 or more in deposits, accounted for $490,159 of the Company’s total core deposit base and represented 44.12% of outstanding core deposits, compared to $369,718 or 37.33% of outstanding core deposits at December 31, 2013. For more information on the Company’s large depositors and management of these relationships, see the “Liquidity and Cash Flows” Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K. Additional information on deposits may also be found in Note 8 of the Notes to Consolidated Financial Statements in this Form 10-K.

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

Non-Core Deposit Summary

	December 31, 2014
	Balance	WAR	WAM
Short-Term Public Time Deposits	$44,519	0.19%	44 days
Long-Term Public Time Deposits	495	0.01%	6.32 years

	$45,014
Short-Term Brokered Time Deposits	$10,000	0.25%	156 days
Long-Term Brokered Time Deposits	43,218	2.12%	6.15 years

	$53,218

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

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures outstanding at December 31, 2014, which were issued in conjunction with the 2005 acquisition of NWBF. The junior subordinated debentures had an interest rate of 6.27% that was fixed through January 2011. In January 2011, the rate on the junior subordinated debentures changed to three-month LIBOR plus 135 basis points. On April 22, 2013, the Bank entered into a cash flow hedge on $8,000 of the trust preferred payment, swapping the variable interest rate for a fixed rate of 2.73% for a seven-year period. At December 31, 2014, the fair value of the interest rate swap on the Company’s subordinated debentures was $176. At December 31, 2014, the $8,000 of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines.

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

CAPITAL RESOURCES

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the issuance of new stock or other equity securities whether through stock offerings or through the exercise of equity awards. Capital formation allows the Company to grow assets and provides flexibility in times of adversity. Shareholders’ equity at December 31, 2014, was $184,161, up $4,977 from December 31, 2013. The increase in shareholders’ equity was primarily due to the improvement in the market value of the Company’s securities available-for-sale, which positively impacted accumulated other comprehensive income.

On May 6, 2014, the Company’s Board of Directors authorized the repurchase of up to 5.00% of the Company’s outstanding shares, or 892,500 shares, with the purchases to take place over a 12-month period. During 2014, the Company repurchased 267,080 shares at a weighted average price of $13.48 per share. Throughout 2013 and 2014, the Company has used a combination of regular dividends, special dividends, and share repurchases to maintain capital levels comparable with year-end December 31, 2011, capital levels. For additional details regarding the changes in equity, review the Consolidated Statements of Changes in Shareholders’ Equity in Item 1 of Part I of this report.

The Federal Reserve and the FDIC have in place guidelines for risk-based capital requirements applicable to U.S. bank holding companies and banks. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in three ways, first by measuring Tier 1 capital to leverage assets, followed by capital measurement in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. These guidelines require a minimum of 4.00% Tier 1 capital to leverage assets, 4.00% Tier 1 capital to risk-weighted assets, and 8.00% total capital to risk-weighted assets. In order to be classified as “well-capitalized,” the highest capital rating by the Federal Reserve and the FDIC, these three ratios must be in excess of 5.00%, 6.00%, and 10.00%, respectively. The Company’s leverage capital ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio were 11.33%, 14.48%, and 15.73%, respectively, at December 31, 2014, all capital ratios for the Company and Bank being well above the minimum designations.

In July 2013, the Federal Reserve Board and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the Basel Committee’s current international regulatory capital accord (Basel III). These rules, upon their effectiveness, will replace the federal banking agencies’ general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. Banks, such as Pacific Continental Bank, became subject to the new rules on January 1, 2015. The new rules establish more restrictive capital definitions, create additional categories and higher risk-weightings for certain asset classes and off-balance sheet exposures, higher leverage ratios and capital conservation buffers that will be added to the minimum capital requirements and must be met for banking organizations to avoid being subject to certain limitations on dividends and discretionary bonus payments to executive officers. The new rules also implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.50%; (b) a Tier 1 capital ratio of 6.00% (which is an increase from 4.00%); (c) a total capital ratio of 8.00%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4.00%. While earlier proposals would have required that our trust preferred securities (TruPS) be phased out of Tier 1 capital, the new rules exempt depository institution holding companies with less than $15 billion in total consolidated assets as of December 31, 2009, such as the Company, from this requirement. These capital instruments, if issued prior to May 19, 2010, and currently in Tier 1 capital, are grandfathered in Tier 1 capital, subject to certain limits. Under the new rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.50% of total risk-weighted assets). The phase-in of the capital conservation buffer will begin January 1, 2016, and be completed by January 1, 2019. The new rules also provide for various adjustments and deductions to the definitions of regulatory capital that will phase in from January 1, 2014, to December 31, 2017. We are currently evaluating the impact of these changes on our regulatory capital.

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

For additional information regarding the Company’s regulatory capital levels, see Note 20 in Notes to Consolidated Financial Statements in Part I, Item I of this report.

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

During 2014, the Company declared and paid a regular cash dividend of $0.40 per share and a special cash dividend of $0.29 per share. Subsequent to December 31, 2014, the Company declared a regular quarterly cash dividend of $0.10 per share to be paid on February 11, 2015, to shareholders of record as of January 30, 2015.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Company commits to extensions of credit and issues letters of credit. The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2014, the Company had $156,972 in commitments to extend credit.

Letters of credit written are conditional commitments issued by the Company to guarantee performance of a customer to a third-party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At December 31, 2014, the Company had $1,564 in letters of credit and financial guarantees written.

The Company has certain other financial commitments. These future financial commitments at December 31, 2014, are outlined below:

Contractual Obligations	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Junior subordinated debentures	$8,248	$—	$—	$—	$8,248
FHLB borrowings	96,000	68,500	25,500	—	2,000
Overnight Fed Funds Borrowed	—	—	—	—	—
Time deposits	155,681	89,929	22,480	14,240	29,032
Operating lease obligations	6,960	1,265	1,908	1,558	2,229
Employment contracts	725	—	725	—	—

	$267,614	$159,694	$50,613	$15,798	$41,509

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

Core deposits at December 31, 2014, were $1,110,861 and represented 91.88% of total deposits. Core deposits at December 31, 2014, were up $120,546, or 12.17% over December 31, 2013. During 2014, the Company experienced its typical seasonal core deposit pattern, where outflows historically occur during the first six months of the year followed by growth during the second half of the year. The growth in core deposits during 2014 funded the increase in outstanding loans during the year and allowed the Company to reduce use of wholesale funding.

The Company has significant liquidity on the asset side of the balance sheet in the securities portfolio. The securities portfolio represented 23.40% of total assets at December 31, 2014. At December 31, 2014, $36,864 of the securities portfolio was pledged to support public deposits and repurchase accounts, leaving $315,082 of the securities portfolio unencumbered and available-for-sale. The securities portfolio is also available to fund loan growth as approximately $58,900 in cash flows are projected from the portfolio over the next 12 months assuming market interest rates are unchanged. In addition, at December 31, 2014, the Company had $33,111 of government guaranteed loans that could be sold [within 30 days] in the secondary market to support the Company’s liquidity position.

Due to its strategic focus to market to specific segments, the Company has been successful in developing deposit relationships with several large clients, which are generally defined as deposit relationships of $1,000 or more, which are closely monitored by management and Company officers. At December 31, 2014, 62 large deposit relationships with the Company accounted for $490,159, or 44.12% of total outstanding core deposits. The single largest client represented 7.65% of outstanding core deposits at December 31, 2014. The loss of this deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity. The Company uses a 10-point risk-rating system to evaluate each of its large depositors in order to assist management in its daily monitoring of the volatility of this portion of its core deposit base. The risk-rating system attempts to determine the stability of the deposits of each large depositor, evaluating, among other things, the length of time the depositor has been with the Company and the likelihood of loss of individual large depositor relationships. Risk ratings on large depositors are reviewed at least quarterly and adjusted if necessary. Company management and officers maintain close relationships and hold regular meetings with the Company’s large depositors to assist in management of these relationships. The Company expects to maintain these relationships, believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients and regularly tests its ability to mitigate the loss of multiple large depositor relationships in its Liquidity Contingency Plan.

At December 31, 2014, the Company had secured borrowing lines with the FHLB and the FRB, along with unsecured borrowing lines with various correspondent banks, totaling $512,938. The Company’s secured lines with the FHLB and the FRB were limited by the amount of collateral pledged. At December 31, 2014, the Company had pledged commercial real estate loans, first and second lien single-family residential loans, and multi-family loans, to the FHLB with a discounted collateral value of $318,854. Additionally, certain commercial and commercial real estate loans with a discounted value of $65,084 were pledged to the FRB under the Company’s Borrower-In-Custody program. The Company’s unsecured correspondent bank lines were $129,000. At December 31, 2014, the Company had $96,000 in borrowings outstanding from the FHLB, $0 outstanding with the FRB, and $0 outstanding on its overnight correspondent bank lines, leaving a total of $416,938 available on its secured and unsecured borrowing lines at such date.

As disclosed in the Consolidated Statements of Cash Flows in the Consolidated Financial Statement in this Form 10-K, net cash provided by operating activities was $24,138 for the year 2014. The difference between cash provided by operating activities and net income largely consisted of depreciation and amortization of $6,834. Net cash of $52,200 was used in investing activities for the year 2014, consisting principally of net loan originations of $53,447 and securities purchases of $75,184, which was partially offset by proceeds from maturities of investment securities of $71,622. Cash provided by financing activities was $32,741 for the year 2014.

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

Interest rate risk is managed through the monitoring of the Company’s balance sheet by utilizing two key measurement tools; 1) Economic Value of Equity (EVE) and Net Interest Income (NII). Economic Value of Equity is a measurement of net present value of Assets less Liabilities. Net interest income is a measurement of interest income less interest expense over a specified time horizon (usually 12, 24 and/or 36 months). Both measurements incorporate instantaneous parallel rate shocks of -100, +100, +200, +300, and +400 basis points. In addition, key assumptions are applied to the analysis covering asset prepayments, liability decays and betas, and repricing characteristics. Other interest rate risk analysis includes stress-testing, back-testing, and forecast. Stress-testing the model provides a measurement of worst-case analysis and a degree of tolerance to the base model. Back-testing analysis provides a degree of validity of the base model as compared to actual results. Forecast provides management the what-if scenarios with predetermined balance and rate growth assumptions. In addition, forecasting takes into account growth in loans and deposits and management strategies that could be employed to maximize the net interest margin and net interest income.

The Company utilizes in-house asset/liability modeling software, ProfitStar, to determine the effect changes that interest rates have on Economic Value of Equity and Net Interest Income. Economic Value of Equity provides a long-term risk profile while Net Interest Income provides a short-term risk profile of the balance sheet. Although certain assets and liabilities may have similar repricing characteristics, they may not react correspondingly to changes in market interest rates. In the event of a change in interest rates, prepayment of loans and early withdrawal of time deposits would likely deviate from those previously assumed. Increases in market rates may also affect the ability of certain borrowers to make scheduled principal payments.

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

At December 31, 2014, the Company was liability sensitive, meaning that in a rising rate environment, the net interest margin and net interest income would decline. The Company’s interest rate risk position was primarily due to three factors: 1) active floors on variable rate loans; 2) the composition of the Company’s core deposit base, which consists primarily of non-maturing deposits are subject to immediate repricing, and 3) Company’s overnight borrowings will also reprice immediately.

There are numerous critical assumptions in the modeling of interest rate sensitivity, including the deposit decay rate (the rate at which non-maturing deposits run off over time) and the beta factor (the projected change in rates paid on non-maturing deposits for every 100 basis point increase or decrease in market interest rates). Critical assumptions are based on historical behaviors and current market conditions. Due to the critical nature of these assumptions on the overall calculated interest rate risk position, actual results and changes in net interest income and the net interest margin in the event of an increase or decrease of market interest rates may be materially different from projections.

The following table shows the estimated impact on Net Interest Income at one, two, and three year time horizons and Economic Value of Equity with instantaneous parallel rate shocks of -100, +100, +200, +300, and +400 basis points. Due to the various assumptions used for this modeling and potential balance sheet strategies management may implement to mitigate interest rate risk, no assurance can be given that projections will reflect actual results.

Interest Rate Shock Analysis

Net Interest Income and Economic Value of Equity Measurement

($ in thousands)

	1st Year Net Interest Income
Interest Rate Shocks	$ Estimated Value	$ Change From Base	Change From Base
400	51,646	(4,794)	-8.49%
300	52,720	(3,720)	-6.59%
200	53,829	(2,611)	-4.63%
100	55,074	(1,366)	-2.42%
Base	56,440	0	0.00%
-100	55,789	(651)	-1.15%

	2nd Year Net Interest Income
Interest Rate Shocks	$ Estimated Value	$ Change From Base	Change From Base
400	58,316	1,223	2.14%
300	57,941	849	1.49%
200	57,622	529	0.93%
100	57,318	226	0.40%
Base	57,093	0	0.00%
-100	55,246	(1,847)	-3.23%

	3rd Year Net Interest Income
Interest Rate Shocks	$ Estimated Value	$ Change From Base	Change From Base
400	67,219	9,050	15.56%
300	64,796	6,628	11.39%
200	62,561	4,392	7.55%
100	60,332	2,163	3.72%
Base	58,169	0	0.00%
-100	55,377	(2,791)	-4.80%

	Economic Value of Equity
Interest Rate Shocks	$ Estimated Value	$ Change From Base	Change From Base
400	187,063	3,221	1.75%
300	188,214	4,372	2.38%
200	189,148	5,306	2.89%
100	188,038	4,196	2.28%
Base	183,842	0	0.00%
-100	198,336	14,494	7.88%

ITEM 8	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Pacific Continental Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Pacific Continental Corporation and Subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Continental Corporation and Subsidiary as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Pacific Continental Corporation and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Portland, Oregon

March 13, 2015

Pacific Continental Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2014	2013
ASSETS
Cash and due from banks	$20,929	$19,410
Interest-bearing deposits with banks	4,858	1,698

Total cash and cash equivalents	25,787	21,108
Securities available-for-sale	351,946	347,386
Loans, less allowance for loan losses and net deferred fees	1,029,384	977,928
Interest receivable	4,773	4,703
Federal Home Loan Bank stock	10,019	10,425
Property and equipment, net of accumulated depreciation	17,820	18,836
Goodwill and intangible assets	23,495	23,616
Deferred tax asset	4,464	9,598
Other real estate owned	13,374	16,355
Bank-owned life insurance	16,609	16,136
Other assets	6,654	3,635

Total assets	$1,504,325	$1,449,726

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$407,311	$366,891
Savings and interest-bearing checking	646,101	559,632
Core time deposits	57,449	63,792

Total core deposits	1,110,861	990,315
Other deposits	98,232	100,666

Total deposits	1,209,093	1,090,981
Federal funds and overnight funds purchased	—	5,150
Federal Home Loan Bank borrowings	96,000	160,000
Junior subordinated debentures	8,248	8,248
Accrued interest and other payables	6,823	6,163

Total liabilities	1,320,164	1,270,542

Commitments and Contingencies (Note 18)
Shareholders’ equity
Common stock, no par value, shares authorized: 50,000,000; shares issued and outstanding: 17,717,676 at December 31, 2014, and 17,891,687 at December 31, 2013	131,375	133,835
Retained earnings	48,984	45,250
Accumulated other comprehensive income	3,802	99

	184,161	179,184

Total liabilities and shareholders’ equity	$1,504,325	$1,449,726

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Interest and dividend income
Loans	$53,855	$53,275	$48,091
Taxable securities	6,191	5,730	6,171
Tax-exempt securities	1,971	1,918	1,626
Federal funds sold & interest-bearing deposits with banks	10	10	6

	62,027	60,933	55,894

Interest expense
Deposits	3,252	3,389	4,059
Federal Home Loan Bank & Federal Reserve borrowings	1,088	1,189	1,584
Junior subordinated debentures	225	200	151
Federal funds purchased	14	16	24

	4,579	4,794	5,818

Net interest income	57,448	56,139	50,076
Provision for loan losses	—	250	1,900

Net interest income after provision for loan losses	57,448	55,889	48,176

Noninterest income
Service charges on deposit accounts	2,134	1,926	1,827
Other fee income, principally bankcard	951	1,624	1,595
Mortgage banking income	—	—	72
Bank-owned life insurance income	473	515	583
Net loss on sale of investment securities	(34)	(8)	—
Impairment losses on investment securities (OTTI)	—	(23)	—
Other noninterest income	1,471	1,792	1,664

	4,995	5,826	5,741

Noninterest expense
Salaries and employee benefits	23,555	22,120	19,576
Property and equipment	3,735	3,684	3,373
Data processing	2,720	2,605	2,096
Business development	1,531	1,805	1,558
Legal and professional services	1,252	1,867	1,735
FDIC insurance assessment	868	912	1,085
Merger related expense	470	1,246	203
Other real estate expense	449	2,401	1,494
Bankcard processing	7	527	580
Other noninterest expense	3,142	3,565	3,405

	37,729	40,732	35,105

Income before income tax provision	24,714	20,983	18,812
Income tax provision	8,672	7,216	6,159

Net income	$16,042	$13,767	$12,653

Earnings per share
Basic	$0.90	$0.77	$0.70

Diluted	$0.89	$0.76	$0.69

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(In thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Net income	$16,042	$13,767	$12,653
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gain (loss) arising during the year	6,266	(9,833)	3,733
Reclassification adjustment for losses realized in net income	34	8	—
Other than temporary impairment	—	23	—
Income tax (expense) benefit	(2,457)	3,823	(1,456)
Derivative agreements—cash flow hedge
Unrealized (loss) gain arising during the year	(230)	405	—
Income tax benefit (expense)	90	(158)	—

Total other comprehensive income (loss), net of tax	3,703	(5,732)	2,277

Total comprehensive income	$19,745	$8,035	$14,930

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2014, 2013, and 2012

(In thousands, except share amounts)

	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2011	18,435,084	$137,844	$37,468	$3,554	$178,866

Net income			12,653		12,653
Other comprehensive income, net of tax				2,277	2,277

Comprehensive income					14,930

Stock issuance and related tax benefit	55,807	208			208
Shares exchanged in payment of option exercise consideration	(14,166)	(129)			(129)
Stock repurchase	(641,637)	(5,676)			(5,676)
Share-based compensation expense		875			875
Vested employee RSUs and SARs surrendered to cover tax consequence		(105)			(105)
Cash dividends			(5,588)		(5,588)

Balance, December 31, 2012	17,835,088	$133,017	$44,533	$5,831	$183,381

Net income			13,767		13,767
Other comprehensive loss, net of tax				(5,732)	(5,732)

Comprehensive income					8,035

Stock issunace	56,599				—
Share-based compensation expense		1,136			1,136
Vested employee RSUs and SARs surrendered to cover tax consequesnces		(318)			(318)
Cash dividends			(13,050)		(13,050)

Balance, December 31, 2013	17,891,687	$133,835	$45,250	$99	$179,184

Net income			16,042		16,042
Other comprehensive income, net of tax				3,703	3,703

Comprehensive income					19,745

Stock issuance and related tax benefit	93,069	203			203
Stock repurchase	(267,080)	(3,600)			(3,600)
Share-based compensation expense		1,454			1,454
Vested employee RSUs and SARs surrendered to cover tax consequesnces		(517)			(517)
Cash dividends			(12,308)		(12,308)

Balance, December 31, 2014	17,717,676	$131,375	$48,984	$3,802	$184,161

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$16,042	$13,767	$12,653
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization, net of accretion	6,834	8,596	9,950
Valuation adjustment on foreclosed assets	82	1,948	1,416
Capitalized other real estate owned costs	—	(67)	(140)
Gain on sale of other real estate owned	(7)	—	(130)
Provision for loan losses	—	250	1,900
Deferred income tax provision	2,766	743	(314)
BOLI income	(473)	(515)	(583)
Share-based compensation	1,528	1,196	875
Excess tax benefit of stock options exercised	(14)	—	(10)
Production of mortgage loans held-for-sale	—	—	(2,259)
Proceeds from the sale of mortgage loans held-for-sale	—	—	3,317
Other than temporary impairment on investment securities	—	23	—
Loss on sale of investment securities	34	8	—
Change in:
(Increase) decrease in Interest receivable	(70)	67	205
Deferred loan fees	66	83	163
Accrued interest payable and other liabilities	598	259	2,092
Income taxes payable	80	792	1,671
(Increase) decrease in other assets	(3,328)	138	—

Net cash provided by operating activities	24,138	27,288	30,806

Cash flows from investing activities:
Proceeds from maturities and pay downs available-for-sale investment securities	71,622	99,228	100,657
Proceeds from sales of available-for-sale securities	—	1,851	—
Purchase of available-for-sale investment securities	(75,184)	(75,340)	(148,614)
Net loan principal originations	(53,447)	(61,604)	(64,169)
Purchase of property and equipment	(428)	(897)	(522)
Proceeds on sale of foreclosed assets	4,831	489	5,128
Purchase of energy tax credits	—	—	(14)
Redemption of FHLB stock	406	391	190
Cash consideration paid, net of cash acquired in merger	—	(2,827)	—

Net cash used by investing activities	(52,200)	(38,709)	(107,344)

Cash flows from financing activities:
Change in deposits	118,113	(18,384)	80,900
(Increase) decrease in federal funds purchased and FHLB
short-term borrowings	(69,150)	37,580	29,770
Proceeds from FHLB term advances originated	—	—	39,000
FHLB advances paid-off	—	(2,000)	(53,000)
Proceeds from stock options exercised	189	—	69
Excess tax benefit of stock options exercised	14	—	10
Dividends paid	(12,308)	(13,050)	(5,588)
Repurchase of common stock	(3,600)	—	(5,676)
Vested SARs and RSUs surrendered by employees to cover tax consequence	(517)	(318)	(105)

Net cash provided by financing activities	32,741	3,828	85,380

Net increase (decrease) in cash and cash equivalents	4,679	(7,593)	8,842
Cash and cash equivalents, beginning of year	21,108	28,701	19,859

Cash and cash equivalents, end of year	$25,787	$21,108	$28,701

Supplemental information:
Noncash investing and financing activities:
Transfers of loans to other real estate owned	$1,925	$753	$13,246
Change in fair value of securities, net of deferred income taxes	$3,843	$(5,979)	$2,277
Cash paid during the year for:
Income taxes	$8,701	$6,906	$4,187
Interest	$4,540	$4,641	$5,710

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

In November 2005, the Company formed a wholly owned Delaware statutory business trust subsidiary, Pacific Continental Corporation Capital Trust (the “Trust”) which issued $8,248 of guaranteed undivided beneficial interests in the Pacific Continental’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). Pacific Continental has not consolidated the accounts of the Trust in its consolidated financial statements in accordance with generally accepted accounting principles, (“GAAP”). As a result, the junior subordinated debentures issued by Pacific Continental to the issuer trust, totaling $8,248, are reflected on Pacific Continental’s consolidated balance sheet at December 31, 2014, under the caption “Junior Subordinated Debentures.” Pacific Continental also recognized its $248 investment in the Trust, which is recorded among “Other Assets” in its consolidated balance sheet at December 31, 2014.

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

The Company is required to maintain certain reserves with the Federal Reserve Bank as defined by regulation. Such reserves totaling $3,123 and $1,430 were maintained within the Company’s cash balances at December 31, 2014, and 2013, respectively.

Securities Available-for-Sale – Securities available-for-sale are held for indefinite periods of time and may be sold in response to movements in market interest rates, changes in the maturity or mix of Company assets and liabilities or demand for liquidity. Management determines the appropriate classification of securities at the time of purchase. The Company classified all of its securities as available-for-sale throughout 2014 and 2013.

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

During the second quarter 2013, the Company changed to full migration analysis from the method of probability of default and loss given default, to determine the appropriate amount of general reserves. This method of analysis involves tracking the loss experience on a rolling population of loans over a period of several quarters and the collection and analysis of historical data to determine what rate of loss the Bank has incurred on similarly criticized loans and how the current portfolio could migrate to loss. The change in methodology did not have a material impact on the allowance for loan losses calculation.

Charge off Methodology

When it becomes evident that a loan has a probable loss and is deemed uncollectable, regardless of delinquent status, the loan is charged off. A partial charge-off will occur to the extent of the portion of the loan that is not well secured and is in the process of collection. Additionally, a partial charge-off will occur to the extent of the portion of the loan that is not guaranteed by a federal or state government agency and is in the process of collection. In circumstances whereby it is evident that a government guarantee will not be honored, the loan will be charged-off to the extent of the portion of the loan that is not well secured. Commercial overdrafts will be charged-off within the month the delinquent checking account becomes 90 days delinquent.

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

Off-Balance Sheet Credit Exposure – A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with the Company’s commitment to lend funds under existing agreements such as letters or lines of credit. Management determines the adequacy of the reserve for unfunded commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. These factors include the quality of the current loan portfolio: the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and nonperforming trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience, and other pertinent information. The reserve is based on estimates and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance. Provisions for unfunded commitment losses and recoveries on loans commitments previously charged-off are added to the reserve for unfunded commitments, which is included in the Other Liabilities section of the consolidated balance sheets. At December 31, 2014, the reserve for unfunded loan commitments totaled $227 compared to $226 at December 31, 2013.

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

Advertising – Advertising costs are charged to expense during the year in which they are incurred. Advertising expenses were $745, $894, and $779, for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The Company follows the provisions of the Financial Accounting Standards Boards’ (“FASB”) ASC 740, “Income Taxes,” relating to accounting for uncertain tax positions. Uncertain tax positions may arise when the Company takes or expects to take a tax position that is ultimately disallowed by the relevant taxing authority. The Company files income tax returns with the Internal Revenue Service and any states in which it has identified that it has nexus. Tax returns for the years subsequent to 2009 remain open to examination by the taxing jurisdictions. Management reviews the Company’s balance sheet, income statement, income tax provision and income tax returns as well as the permanent and temporary adjustments affecting current and deferred income taxes quarterly and assesses whether uncertain tax positions exist. At December 31, 2014, management does not believe that any uncertain tax positions exist, that are not more-likely-than-not, sustainable upon examination. The Company’s policy with respect to interest and penalties ensuing from income tax settlements is to recognize them as noninterest expense.

Earnings Per Share – Basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share include the effect of common stock equivalents that would arise from the exercise of stock options discussed in Note 15. Weighted shares outstanding are adjusted retroactively for the effect of stock dividends.

	Weighted average shares outstanding as of December 31,
	2014	2013	2012
Basic	17,812,740	17,871,439	18,085,607
Common stock equivalents attributable to stock-based compensation plans	223,448	188,484	152,553

Diluted	18,036,188	18,059,923	18,238,160

Equity grants, including options and Stock Appreciation Rights, for 323,933, 368,705 and 452,480 shares of common stock were excluded from the diluted earnings per share calculation in 2014, 2013 and 2012, respectively, due to their anti-dilutive effect.

Share-Based Payment Plans – Financial accounting standards require companies to measure and recognize compensation expense for all share-based payments at the grant date based on the fair value of the award, as defined in FASB ASC 718, “Stock Compensation,” and include such costs as an expense in their income statements over the requisite service (vesting) period. The Company estimates the impact of forfeitures based on historical experience with previously granted share-based compensation awards, and considers the impact of the forfeitures when determining the amount of expense to record. The Company generally issues new shares of common stock to satisfy stock option exercises. The Company uses the Black-Scholes option pricing model to measure fair value. No options or Stock Appreciation Rights (“SARs”) were granted in 2013 or 2014. ISOs, nonqualified stock options, restricted stock, restricted stock units, and stock-settled SARs are recognized as equity-based awards and compensation expense is recorded to the income statement over the requisite vesting period based on the grant-date fair value. SARs settled in cash are recognized on the balance sheet as liability-based awards. The grant-date fair value of liability-based awards vesting in the current period, along with the change in fair value of the awards during the period, are recognized as compensation expense and as an adjustment to the recorded liability.

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

Operating Segments – Public enterprises are required to report certain information about their operating segments in a complete set of financial statements to shareholders. They are also required to report certain enterprise-wide information about the Company’s products and services, its activities in different geographic areas and its reliance on major customers. The basis for determining the Company’s operating segments is the manner in which management operates the business. As of December 31, 2014, the Company operated under one segment.

Recently Issued Accounting Pronouncements –

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

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 improves the financial reporting of repurchase agreements and other similar transactions by introducing two accounting changes: (1) repurchase-to-maturity transactions will be accounted for as secured borrowing transactions on the balance sheet; previously, they were accounted for as sales when certain conditions were met, and (2) for repurchase financing arrangements, an entity will account separately for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. It also requires enhanced disclosures about repurchase agreements and other similar transactions. This ASU is effective for the first interim or annual period beginning after December 15, 2014. The adoption of ASU No. 2014-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 was issued to clarify that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The amendments in this ASU can be applied prospectively or retrospectively and are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. The adoption of ASU No. 2014-12 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. The adoption of ASU No. 2014-14, is not expected to have a material impact on the Company’s consolidated financial statements.

Subsequent events – The Company has evaluated events and transactions subsequent to December 31, 2014, for potential recognition or disclosure. See Note 22 of this form 10-K for additional information.

Reclassifications – Certain amounts contained in the 2013 and 2012 consolidated financial statements have been reclassified where appropriate to conform to the financial statement presentation used in 2014. These reclassifications had no effect on previously reported net income.

NOTE 2—SECURITIES AVAILABLE-FOR-SALE:

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2014, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Unrealized Loss Positions
Obligations of U.S. government agencies	$7,573	$—	$(72)	$7,501
Obligations of states and political subdivisions	11,755	—	(253)	11,502
Private-label mortgage-backed securities	847	—	(64)	783
Mortgage-backed securities	64,644	—	(544)	64,100
SBA variable vate pools	13,059	—	(56)	13,003

	$97,878	$—	$(989)	$96,889

Unrealized Gain Positions
Obligations of U.S. government agencies	$31,068	$616	$—	$31,684
Obligations of states and political subdivisions	69,172	3,307	—	72,479
Private-label mortgage-backed securities	2,924	109	—	3,033
Mortgage-backed securities	138,306	2,984	—	141,290
SBA variable rate pools	6,541	30	—	6,571

	248,011	7,046	—	255,057

	$345,889	$7,046	$(989)	$351,946

At December 31, 2014, unrealized losses exist on certain securities classified as obligations of states and political subdivisions, mortgage-backed securities, and private-label mortgage-backed securities. The unrealized losses on securities that are obligations of states and political subdivision are deemed to be temporary. Additionally, the unrealized losses on agency mortgage-backed securities are deemed to be temporary, as they continue to perform adequately and are backed by various government-sponsored enterprises (“GSEs”). These decreases in fair value are associated with the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities has resulted from current economic conditions. Although yields on these securities may be below market rates during the period, no loss of principal is expected.

The following table presents a summary of securities in a continuous unrealized loss position as December 31, 2014:

	Securities in Continuous Unrealized Loss Position for Less Than 12 Months	Gross Unrealized Loss on Securities in Loss Position for Less Than 12 Months	Securities in Continuous Unrealized Loss Position for 12 Months or Longer	Gross Unrealized Loss on Securities in Loss Position for 12 Months or Longer
Obligations of U.S. government agencies	$4,564	$(10)	$2,936	$(62)
Obligations of states and political subdivisions	2,620	(39)	8,883	(214)
Private-label mortgage-backed securities	303	(12)	480	(52)
Mortgage-backed securities	40,269	(177)	23,831	(366)
SBA variable rate pools	11,833	(49)	1,169	(8)

	$59,589	$(287)	$37,299	$(702)

During the fourth quarter 2014 management reviewed all of its private-label mortgage-backed securities for the presence of other-than-temporary impairment (“OTTI”) and determined no additional OTTI was required. Management’s evaluation included the use of independently-generated third-party credit surveillance reports that analyze the loans underlying each security. These reports include estimates of default rates and severities, life collateral loss rates, and static voluntary prepayment assumptions to generate estimated cash flows at the individual security level. Additionally, management considered factors such as downgraded credit ratings, severity and duration of the impairments, the stability of the issuers, and any discounts paid when the securities were purchased. Management has considered all available information related to the collectability of the impaired investment securities and believes that the estimated credit loss is appropriate.

Following is a tabular roll-forward of the amount of credit-related OTTI recognized in earnings during 2014, 2013 and 2012:

	December 31,
	2014	2013	2012
Balance, beginning of period:	$227	$204	$204
Additions:
OTTI credit loss recorded	—	23	—
Less:
OTTI reduction from sale or maturity	—	—	—

Balance, end of period:	$227	$227	$204

At December 31, 2014, six of the Company’s private-label mortgage-backed securities with an amortized cost of $1,879 were classified as substandard as their ratings were below investment grade. Securities with an amortized cost of $2,593 and $3,281 were classified as substandard at December 31, 2013, and December 31, 2012, respectively.

The projected average life of the securities portfolio is 3.93 years and its modified duration is 3.59 years.

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2013, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Unrealized Loss Positions
Obligations of U.S. government agencies	$17,268	$—	$(276)	$16,992
Obligations of states and political subdivisions	40,408	—	(2,180)	38,228
Private-label mortgage-backed securities	2,679	—	(245)	2,434
Mortgage-backed securities	103,851	—	(1,928)	101,923
SBA variable rate pools	3,722	—	(44)	3,678

	$167,928	$—	$(4,673)	$163,255

Unrealized Gain Positions
Obligations of U.S. government agencies	$13,515	$340	$—	$13,855
Obligations of states and political subdivisions	39,210	1,357	—	40,567
Private-label mortgage-backed securities	2,790	90	—	2,880
Mortgage-backed securities	119,181	2,616	—	121,797
SBA variable rate pools	5,004	28	—	5,032

	179,700	4,431	—	184,131

	$347,628	$4,431	$(4,673)	$347,386

The following table presents a summary of securities in a continuous unrealized loss position as December 31, 2013:

	Securities in Continuous Unrealized Loss Position for Less Than 12 Months	Gross Unrealized Loss on Securities in Loss Position for Less Than 12 Months	Securities in Continuous Unrealized Loss Position for 12 Months or Longer	Gross Unrealized Loss on Securities in Loss Position for 12 Months or Longer
Obligations of U.S. government agencies	$16,992	$(276)	$—	$—
Obligations of states and political subdivisions	36,873	(2,053)	1,356	(127)
Private-label mortgage-backed securities	1,256	(44)	1,178	(201)
Mortgage-backed securities	68,647	(1,309)	33,275	(619)
SBA variable rate pools	3,678	(44)	—	—

	$127,446	$(3,726)	$35,809	$(947)

The amortized cost and estimated fair value of securities at December 31, 2014, and 2013, are shown below by maturity or projected average life, depending on the type of security. Obligations of U.S. government agencies and states and political subdivisions are shown by contractual maturity. Mortgage-backed securities are shown by projected average life.

	December 31,
	2014		2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$17,072	$17,273	$18,707	$18,870
Due after one year through 5 years	220,908	223,540	217,713	219,375
Due after 5 years through 10 years	69,523	71,584	66,103	65,432
Due after 10 years	38,386	39,549	45,105	43,709

	$345,889	$351,946	$347,628	$347,386

During 2014 72 investment securities were sold resulting in proceeds of $25,570, and losses on sales of $34. The specific identification method was used to determine the cost of the securities sold.

During 2013 four investment securities were sold resulting in proceeds of $1,843, and losses on sales of $8. The specific identification method was used to determine the cost of the securities sold.

At December 31, 2014, securities with amortized costs of $31,937 (estimated market values of $32,802) were pledged to secure public deposits, as required by law. At December 31, 2014, securities with an aggregate amortized cost of $3,976 (estimated aggregate market value of $4,062) were pledged for repurchase accounts. At December 31, 2014, there were $93 outstanding on repurchase agreements.

NOTE 3—LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY INDICATORS:

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

Major classifications of loans at December 31 are as follows:

	December 31,	% of gross	December 31,	% of gross
	2014	loans	2013	loans
Real estate secured loans:
Multi-family residential	$51,586	4.9%	$46,217	4.6%
Residential 1-4 family	47,222	4.5%	46,438	4.7%
Owner-occupied commercial	259,805	24.8%	249,311	25.1%
Nonowner-occupied commercial	201,558	19.3%	158,786	16.0%

Total permanent real estate loans	560,171	53.5%	500,752	50.4%
Construction loans:
Multi-family residential	$8,472	0.8%	$23,419	2.4%
Residential 1-4 family	28,109	2.7%	26,512	2.7%
Commercial real estate	18,595	1.8%	30,516	3.1%
Commercial bare land and acquisition & development	12,159	1.2%	11,473	1.2%
Residential bare land and acquisition & development	6,632	0.6%	6,990	0.6%

Total construction real estate loans	73,967	7.1%	98,910	10.0%

Total real estate loans	634,138	60.6%	599,662	60.4%
Commercial loans	406,568	38.9%	390,301	39.2%
Consumer loans	3,862	0.4%	3,878	0.3%
Other loans	1,443	0.1%	928	0.1%

Gross loans	1,046,011	100.0%	994,769	100.0%
Deferred loan origination fees	(990)		(924)

	1,045,021		993,845
Allowance for loan losses	(15,637)		(15,917)

Total loans, net of allowance for loan losses and net deferred fees	$1,029,384		$977,928

At December 31, 2014, outstanding loans to dental professionals totaled $306,391 and represented 29.29% of total outstanding loans compared to dental professional loans of $307,268 or 30.89% of total loans at December 31, 2013. Additional information about the Company’s dental portfolio can be found in Item 8, Note 4 of the Notes to Consolidated Financial Statements. There are no other industry concentrations in excess of 10.00% of the total loan portfolio. However, as of December 31, 2014, approximately 60.00% of the Company’s loan portfolio was collateralized by real estate and is, therefore, susceptible to changes in local market conditions. While appropriate action is taken to manage identified concentration risks, management believes that the loan portfolio is well diversified by geographic location and among industry groups.

Allowance for Loan Losses

A summary of the activity in the allowance for loan losses is as follows for the years ended 2014, 2013, and 2012:

	For the twelve months ended December 31,
	2014	2013	2012
Balance, beginning of period	$15,917	$16,345	$14,941
Provision charged to income	—	250	1,900
Loans charged against allowance	(835)	(2,088)	(3,664)
Recoveries credited to allowance	555	1,410	3,168

Balance, end of period	$15,637	$15,917	$16,345

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

Estimated credit losses reflect consideration of all significant factors that affect the collectability of the loan portfolio. The historical loss rate for each group of loans with similar risk characteristics is determined based on the Company’s own loss experience in that group. Historical loss experience and recent trends in losses provides a reasonable starting point for analysis, however they do not by themselves form a sufficient basis to determine the appropriate level for the allowance for loan losses. Qualitative or environmental factors that are likely to cause estimated credit losses to differ from historical losses are also considered including but not limited to:

•	Changes in international, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments,

•	Changes in the nature and volume of the portfolio and in the terms of loans,

•	Changes in the experience, ability, and depth of lending management and other relevant staff,

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans,

•	Changes in the quality of the institution’s loan review system,

•	Changes in the value of underlying collateral for collateral-dependent loans,

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations,

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio,

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.

•	Changes in the current and future US political environment, including debt ceiling negotiations, government shutdown and healthcare reform that may affect national, regional and local economic conditions, taxation, or

•	disruption of national or global financial markets.

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

During the second quarter 2013, the Company changed to full migration analysis from the method of probability of default and loss given default, to determine the appropriate amount of general reserves. The Company believes the change provides a more granular analysis accounting for changes in the composition of the portfolio and credit quality deterioration. This method of analysis involves tracking the loss experience on a rolling population of loans over a period of several quarters and the collection and analysis of historical data to determine what rate of loss the Bank has incurred on similarly criticized loans and how the current portfolio could migrate to loss. The change in methodology did not have a material impact on the allowance for loan losses calculation.

A summary of the activity in the allowance for loan losses by major loan classification follows:

	For the year ended December 31, 2014
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$5,113	$7,668	$1,493	$68	$1,575	$15,917
Charge-offs	(610)	(58)	(155)	(12)	—	(835)
Recoveries	348	186	16	5	—	555
Provision (reclassification)	882	(302)	(277)	(7)	(296)	—

Ending balance	$5,733	$7,494	$1,077	$54	$1,279	$15,637

	Balances as of December 31, 2014
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$5,662	$7,438	$959	$54	$1,279	$15,392
Ending allowance: individually evaluated for impairment	71	56	118	—	—	245

Total ending allowance	$5,733	$7,494	$1,077	$54	$1,279	$15,637

Ending loan balance: collectively evaluated for impairment	$405,414	$555,146	$73,610	$3,862	$—	$1,038,032
Ending loan balance: individually evaluated for impairment	2,597	5,025	357	—	—	7,979

Total ending loan balance	$408,011	$560,171	$73,967	$3,862	$—	$1,046,011

	For the year ended December 31, 2013
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$3,846	$9,456	$1,987	$70	$986	$16,345
Charge-offs	(1,658)	(407)	—	(23)	—	(2,088)
Recoveries	982	360	60	8	—	1,410
Provision (reclassification)	1,943	(1,741)	(554)	13	589	250

Ending balance	$5,113	$7,668	$1,493	$68	$1,575	$15,917

	Balances as of December 31, 2013
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$5,095	$7,667	$1,455	$68	$1,575	$15,860
Ending allowance: individually evaluated for impairment	18	1	38	—	—	57

Total ending allowance	$5,113	$7,668	$1,493	$68	$1,575	$15,917

Ending loan balance: collectively evaluated for impairment	$386,332	$495,924	$98,627	$3,878	$—	$984,761
Ending loan balance: individually evaluated for impairment	4,897	4,828	283	—	—	10,008

Total ending loan balance	$391,229	$500,752	$98,910	$3,878	$—	$994,769

	For the year ended December 31, 2012
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$2,776	$8,267	$2,104	$87	$1,707	$14,941
Charge-offs	(1,401)	(1,190)	(1,054)	(19)	—	(3,664)
Recoveries	1,917	55	1,188	8	—	3,168
Provision (reclassification)	554	2,324	(251)	(6)	(721)	1,900

Ending balance	$3,846	$9,456	$1,987	$70	$986	$16,345

The 2014 ending allowance includes $245 in specific allowance for $7,979 of impaired loans ($6,856 net of government guarantees). At December 31, 2013, the Company had $10,008 of impaired loans ($8,705 net of government guarantees) with a specific allowance of $57 assigned. Management believes that the allowance for loan losses was adequate as of December 31, 2014. However, future loan losses may exceed the levels provided for in the allowance for loan losses and could possibly result in additional charges to the provision for loan losses.

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

The following tables present the Company’s loan portfolio information by loan type and credit grade at December 31, 2014, and December 31, 2013:

Credit Quality Indicators

As of December 31, 2014

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$50,074	$—	$1,512	$—	$51,586
Residential 1-4 family	39,527	—	7,695	—	47,222
Owner-occupied commercial	254,166	—	5,639	—	259,805
Nonowner-occupied commercial	197,940	—	3,618	—	201,558

Total real estate loans	541,707	—	18,464	—	560,171
Construction
Multi-family residential	8,472	—	—	—	8,472
Residential 1-4 family	28,109	—	—	—	28,109
Commercial real estate	17,645	—	950	—	18,595
Commercial bare land and acquisition & development	11,917	—	242	—	12,159
Residential bare land and acquisition & development	5,954	—	678	—	6,632

Total construction loans	72,097	—	1,870	—	73,967
Commercial and other	395,918	—	12,093	—	408,011
Consumer	3,854	—	8	—	3,862

Totals	$1,013,576	$—	$32,435	$—	$1,046,011

Credit Quality Indicators

As of December 31, 2013

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$44,677	$—	$1,540	$—	$46,217
Residential 1-4 family	37,831	—	8,607	—	46,438
Owner-occupied commercial	239,539	4,278	5,494	—	249,311
Nonowner-occupied commercial	153,055	—	5,731	—	158,786

Total real estate loans	475,102	4,278	21,372	—	500,752
Construction
Multi-family residential	23,419	—	—	—	23,419
Residential 1-4 family	26,145	—	367	—	26,512
Commercial real estate	28,978	—	1,538	—	30,516
Commercial bare land and acquisition & development	11,223	—	250	—	11,473
Residential bare land and acquisition & development	4,346	—	2,644	—	6,990

Total construction loans	94,111	—	4,799	—	98,910
Commercial and other	378,828	—	12,401	—	391,229
Consumer	3,856	—	22	—	3,878

Totals	$951,897	$4,278	$38,594	$—	$994,769

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

The following tables present an aged analysis of past due and nonaccrual loans at December 31, 2014, and December 31, 2013:

Aged Analysis of Loans Receivable

As of December 31, 2014

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$51,586	$51,586
Residential 1-4 family	568	—	—	320	888	46,334	47,222
Owner-occupied commercial	—	—	—	599	599	259,206	259,805
Nonowner-occupied commercial	605	—	—	906	1,511	200,047	201,558

Total real estate loans	1,173	—	—	1,825	2,998	557,173	560,171
Construction
Multi-family residential	—	—	—	—	—	8,472	8,472
Residential 1-4 family	—	—	—	—	—	28,109	28,109
Commercial real estate	—	—	—	—	—	18,595	18,595
Commercial bare land and acquisition & development	—	—	—	—	—	12,159	12,159
Residential bare land and acquisition & development	—	—	—	—	—	6,632	6,632

Total construction loans	—	—	—	—	—	73,967	73,967
Commercial and other	327	—	—	870	1,197	406,814	408,011
Consumer	4	1	—	—	5	3,857	3,862

Total	$1,504	$1	$—	$2,695	$4,200	$1,041,811	$1,046,011

Aged Analysis of Loans Receivable

As of December 31, 2013

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$46,217	$46,217
Residential 1-4 family	137	—	—	636	773	45,665	46,438
Owner-occupied commercial	488	—	—	1,685	2,173	247,138	249,311
Nonowner-occupied commercial	1,188	—	—	136	1,324	157,462	158,786

Total real estate loans	1,813	—	—	2,457	4,270	496,482	500,752
Construction
Multi-family residential	—	—	—	—	—	23,419	23,419
Residential 1-4 family	—	—	—	—	—	26,512	26,512
Commercial real estate	—	—	—	—	—	30,516	30,516
Commercial bare land and acquisition & development	—	—	—	—	—	11,473	11,473
Residential bare land and acquisition & development	—	—	—	—	—	6,990	6,990

Total construction loans	—	—	—	—	—	98,910	98,910
Commercial and other	436	—	—	2,886	3,322	387,907	391,229
Consumer	5	1	—	—	6	3,872	3,878

Total	$2,254	$1	$—	$5,343	$7,598	$987,171	$994,769

Impaired Loans

Regular credit reviews of the portfolio are performed to identify loans that are considered potentially impaired. Potentially impaired loans are referred to the Asset-Liability Committee for review and are included in the specific calculation of allowance for loan losses. A loan is considered impaired when, based on current information and events, the Company is unlikely to collect all principal and interest due according to the terms of the loan agreement. When the amount of the impairment represents a confirmed loss it is charged off against the allowance for loan losses. Impaired loans are often reported net of government guarantees to the extent that the guarantees are expected to be collected. Impaired loans generally include all loans classified as nonaccrual and troubled debt restructurings.

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

The following tables display an analysis of the Company’s impaired loans at December 31, 2014, and 2013:

Impaired Loan Analysis

As of December 31, 2014

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation
Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	564	313	877	1,181	1,123	2
Owner-occupied commercial	1,645	—	1,645	1,878	2,372	—
Nonowner-occupied commercial	2,449	54	2,503	2,523	1,927	54

Total real estate loans	4,658	367	5,025	5,582	5,422	56
Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	—	357	357	357	365	118

Total construction loans	—	357	357	357	365	118
Commercial and other	2,025	572	2,597	2,946	3,924	71
Consumer	—	—	—	—	—	—

Total impaired loans	$6,683	$1,296	$7,979	$8,885	$9,711	$245

Impaired Loan Analysis

As of December 31, 2013

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation
Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	912	317	1,229	1,633	2,229	1
Owner-occupied commercial	2,767	—	2,767	3,000	3,359	—
Nonowner-occupied commercial	832	—	832	835	799	—

Total real estate loans	4,511	317	4,828	5,468	6,387	1
Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	133	—
Residential bare land and acquisition & development	—	283	283	373	413	38

Total construction loans	—	283	283	373	546	38
Commercial and other	4,368	529	4,897	10,627	4,100	18
Consumer	—	—	—	—	—	—

Total impaired loans	$8,879	$1,129	$10,008	$16,468	$11,033	$57

The impaired balances reported above are not adjusted for government guarantees of $1,123 and $1,532 at December 31, 2014, and December 31, 2013, respectively. The recorded investment in impaired loans, net of government guarantees totaled $6,856 and $8,476 at December 31, 2014, and December 31, 2013, respectively.

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

The following table displays the Company’s TDRs by class at December 31, 2014, and 2013:

	Troubled Debt Restructurings as of
	December 31, 2014		December 31, 2013
	Number of Contracts	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment
Real estate
Multifamily residential	—	$—	—	$—
Residential 1-4 family	7	768	7	819
Owner-occupied commercial	2	1,046	5	1,949
Non owner-occupied commercial	7	2,503	2	714

Total real estate loans	16	4,317	14	3,482
Construction
Multifamily residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—
Commercial and other	12	2,259	10	2,379
Consumer	—	—	—	—

	28	$6,576	24	$5,861

The recorded investment in TDRs in nonaccrual status totaled $1,649 and $1,597 at December 31, 2014, and December 31, 2013, respectively. The Bank’s policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appear relatively certain. The Bank’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

For the twelve months ended December 31, 2014, the Company identified nine TDRs that are newly considered impaired for which impairment was previously measured under the Company’s general loan loss allowance methodology. The total recorded investment in such receivables was $3,123, and the associated allowance for loan losses was $46 at December 31, 2014.

The types of modifications offered can generally be described in the following categories:

Rate Modification —A modification in which the interest rate is modified.

Term Modification —A modification in which the maturity date, timing of payments, or frequency of payments is changed.

Interest Only Modification —A modification in which the loan is converted to interest only payments for a period of time.

Combination Modification —Any other type of modification, including the use of multiple types of modifications.

The following tables present newly restructured loans that occurred during the twelve months ended December 31, 2014, and 2013, respectively:

Troubled Debt Restructurings
Identified during the twelve months ended December 31, 2014
	Rate Modification	Term Modification	Interest Only Modification	Combination Modification
Real estate
Multifamily residential	$—	$—	$—	$—
Residential 1-4 family	—	—	—	—
Owner-occupied commercial	—	—	—	—
Non owner-occupied commercial	—	1,597	548	—

Total real estate loans	—	1,597	548	—
Construction
Multifamily residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—
Commercial and other	221	274	483	—
Consumer	—	—	—	—

	$221	$1,871	$1,031	$—

	Troubled Debt Restructurings
	Identified during the twelve months ended December 31, 2013
	Rate Modification	Term Modification	Interest Only Modification	Combination Modification
Real estate
Multifamily residential	$—	$—	$—	$—
Residential 1-4 family	317	—	—	—
Owner-occupied commercial	—	—	—	—
Non owner-occupied commercial	578	—	—	—

Total real estate loans	895	—	—	—
Construction
Multifamily residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—
Commercial and other	—	773	524	674
Consumer	—	—	—	—

	$895	$773	$524	$674

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

	Troubled Debt Restructurings
	That Subsequently Defaulted within the
	12 months ended December 31,
	2014		2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate
Multifamily residential	—	$—	—	$—
Residential 1-4 family	—	—	—	—
Owner-occupied commercial	—	—	1	303
Non owner-occupied commercial	3	548	1	136

Total real estate loans	3	548	2	439
Construction
Multifamily residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—
Commercial and other	—	—	3	144
Consumer	—	—	—	—

	3	$548	5	$583

At December 31, 2014, and December 31, 2013, the Company had no commitments to lend additional funds on loans restructured as TDRs.

NOTE 4 – DENTAL LOAN PORTFOLIO:

To assist in understanding the concentrations and risks associated with the Bank’s loan portfolio, the following Note has been included to provide additional information relating to the Bank’s dental lending portfolio. At December 31, 2014, and 2013, loans to dental professionals totaled $306,391 and $307,268, respectively and represented 29.29% and 30.89% of outstanding loans. As of December 31, 2014, and 2013, dental loans supported by government guarantees totaled $12,700 and $16,470. This represented 4.15% and 5.36% of the outstanding dental loan balances.

The Company defines a “dental loan” as loan to dental professionals for the purpose of practice expansion, acquisition or other purpose, supported by the cash flows of a dental practice.

Loan Classification

Major classifications of Dental Loans, at December 31, 2014, and 2013, are as follows:

	December 31,
	2014	2013
Real estate secured loans:
Owner-occupied commercial	$60,092	$59,279
Other dental real estate loans	2,785	1,967

Total permanent real estate loans	62,877	61,246
Dental construction loans	604	5,810

Total real estate loans	63,481	67,056

Commercial loans	242,910	240,212

Gross loans	$306,391	$307,268

Market Area

The Bank’s defined “market area” is within the states of Oregon and Washington west of the Cascade Mountain Range. This area is serviced by branch locations in Eugene, Portland and Seattle. The Company also makes national dental loans throughout the United States. National loan relationships are maintained and serviced by Bank personnel primarily located in Portland.

The following table represents the dental lending by borrower location:

	December 31,
	2014	2013
Local	$159,425	$178,673
National	146,966	128,595

Total	$306,391	$307,268

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

	Twelve months ended December 31,
	2014	2013
Balance, beginning of period	$3,730	$2,683
Provision charged to income	918	2,208
Loans charged against allowance	(631)	(1,232)
Recoveries credited to allowance	124	71

Balance, end of period	$4,141	$3,730

Credit Quality

Please refer to Note 3 for additional information on the definitions of the credit quality indicators.

The following tables present the Company’s dental loan portfolio information by market and credit grade at December 31, 2014, and 2013:

Dental Credit Quality Indicators As of December 31, 2014

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Local	$156,589	$—	$2,836	$—	$159,425
National	144,120	—	2,846	—	146,966

Total	$300,709	$—	$5,682	$—	$306,391

Dental Credit Quality Indicators As of December 31, 2013

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Local	$172,708	$—	$5,965	$—	$178,673
National	127,842	—	753	—	128,595

Total	$300,550	$—	$6,718	$—	$307,268

Past Due and Nonaccrual Loans

Please refer to Note 3 for additional information on the definitions of “past due.”

The following tables present an aged analysis of the dental loans by market, including nonaccrual loans at December 31, 2014, and 2013:

Aged Analysis of Dental Loans Receivable

As of December 31, 2014

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Local	$327	$—	$—	$597	$924	$158,501	$159,425
National	—	—	—	—	—	146,966	146,966

Total	$327	$—	$—	$597	$924	$305,467	$306,391

Aged Analysis of Dental Loans Receivable

As of December 31, 2013

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Local	$—	$—	$—	$2,176	$2,176	$176,497	$178,673
National	—	—	—	224	224	128,371	128,595

Total	$—	$—	$—	$2,400	$2,400	$304,868	$307,268

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

The following table reflects the amounts of loans participated.

	December 31,
	2014	2013
Total principal amount outstanding	$22,840	$25,179
less: principal amount derecognized	(11,821)	(13,268)

Principal amount included in loans on the balance sheet	$11,019	$11,911

NOTE 6 – PROPERTY AND EQUIPMENT:

The balance of property and equipment net of accumulated depreciation and amortization at December 31, 2014, and 2013 consists of the following:

	December 31,
	2014	2013
Land	$3,831	$3,831
Buildings and improvements	19,056	19,039
Furniture and equipment	12,835	12,424

	35,722	35,294
less: accumulated depreciation & amortization	(17,902)	(16,458)

Net property and equipment	$17,820	$18,836

Depreciation expense was $1,491, $1,495, and $1,482, for the years ended December 31, 2014, and 2013, and 2012, respectively.

The Company leases certain facilities for office locations under non-cancelable operating lease agreements expiring through 2027. Rent expense related to these leases totaled $1,324, $1,381, and $1,141, in 2014, 2013, and 2012, respectively. The Company leases approximately 26.00% of its Springfield Gateway building to others under non-cancelable operating lease agreements extending through 2016.

Future minimum payments required and anticipated lease revenues under these leases are:

	Lease Commitments	Property Leased to Others
2015	$1,265	$247
2016	950	227
2017	958	—
2018	841	—
2019	717	—
Thereafter	2,229	—

	$6,960	$474

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS:

The following table summarizes the changes in the Company’s goodwill and core deposit intangible asset for the three years ended December 31:

	Goodwill	Core Deposit Intangible	Total
Balance, December 31, 2011	$22,031	$204	$22,235

Amortization	—	(204)	(204)

Balance, December 31, 2012	$22,031	$—	$22,031

Amortization	—	(110)	(110)
Increase due to Century Bank acquisition	850	845	1,695

Balance, December 31, 2013	$22,881	$735	$23,616

Amortization	—	(121)	(121)

Balance, December 31, 2014	$22,881	$614	$23,495

At December 31, 2014, the Company had a recorded balance of $22,881 in goodwill from the November 30, 2005, acquisition of Northwest Business Financial Corporation (“NWBF”) and the February 1, 2013, acquisition of Century Bank. In addition, the Company had $614 of core deposit intangible assets resulting from the acquisition of Century Bank. The Century Bank core deposit intangible was determined to have an expected life of seven years, and is being amortized over that period using the straight-line method. The Century Bank core deposit intangible will be fully amortized in January 2020.

NOTE 8 – DEPOSITS:

Scheduled maturities or repricing of time deposits at December 31, are as follows:

	December 31,
	2014	2013
2014	$—	$86,821
2015	90,042	13,501
2016	9,813	15,431
2017	12,554	14,609
2018	10,079	8,592
2019	4,161	—
Thereafter	29,032	25,504

	$155,681	$164,458

Time deposits with balances of $250 or greater were $69,785 and $59,931 at December 31, 2014 and 2013, respectively.

NOTE 9 – FEDERAL FUNDS AND OVERNIGHT FUNDS PURCHASED:

The Company has unsecured federal funds borrowing lines with various correspondent banks totaling $129,000 at December 31, 2014 and 2013. At December 31, 2014, and December 31, 2013 there was $0 and $5,150 outstanding on these lines, respectively.

The Company also has a secured overnight borrowing line available from the Federal Reserve Bank that totaled $65,084 and $92,379 at December 31, 2014, and December 31, 2013, respectively. The Federal Reserve Bank borrowing line is secured through the pledging of approximately $142,523 of commercial loans under the Company’s Borrower-In-Custody program. At December 31, 2014, and December 31, 2013, there were no outstanding borrowings on this line.

NOTE 10 – FEDERAL HOME LOAN BANK BORROWINGS:

The Company has a borrowing limit with the FHLB equal to 30.00% of total assets, subject to discounted collateral. The

Company does have the ability to access the FHLB excess stock pool, thus borrowing is not limited by FHLB stock held.

At December 31, 2014, the maximum borrowing line was $451,298; however, the FHLB borrowing line was limited by the discounted value of collateral pledged. The Company had pledged $483,521 in real estate loans to the FHLB that had a discounted value of $318,854. There was $96,000 borrowed on this line at December 31, 2014.

At December 31, 2013, the maximum FHLB borrowing line was $434,963, and the Company had pledged real estate loans and securities to the FHLB with a discounted value of $229,547. There was $160,000 borrowed on this line at December 31, 2013.

Federal Home Loan Bank borrowings by year of maturity and applicable interest rate are summarized as follows as of December 31:

	Current	December 31,
	Rates	2014	2013
Cash management advance	—	$—	$—
2014	NA	—	119,000
2015	0.25% - 1.60%	68,500	13,500
2016	1.84% - 2.36%	22,500	22,500
2017	2.28%	3,000	3,000
2018	—	—	—
2019	—	—	—
Thereafter	3.85%	2,000	2,000

		$96,000	$160,000

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

The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of (1) accrued and unpaid distributions required to be paid on the Trust Preferred Securities, (2) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust, and (3) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on January 7, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after, January 7, 2012. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued interest. For the years ended December 31, 2014, 2013, and 2012, the Company recognized net interest expense of $225, $200, and $151, respectively, related to the Trust Preferred Securities.

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

During the second quarter 2013, the Company entered into an interest rate swap agreement with an $8,000 notional amount to convert its variable-rate Junior Subordinated Debenture debt into a fixed rate for a term of approximately 7 years at a rate of 2.73%. The derivative is designated as a cash flow hedge. The hedge meets the definition of highly effective and the Company expects the hedge to be highly effective throughout the remaining term of the swap. The fair value of the derivative instrument at December 31, 2014, was a $176 unrealized gain, which is recorded in the other asset section of the balance sheet, net of the tax effect. No gain or loss was recognized in earnings for the twelve months ended December 31, 2014, related to interest rate swaps.

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

NOTE 13 – INCOME TAXES:

The provision for income taxes for the years ended December 31 consists of the following:

	December 31,
	2014	2013	2012
Current payable:
Federal	$5,747	$6,682	$6,423
State	159	(209)	50

	5,906	6,473	6,473

Deferred:
Federal	1,608	(496)	(1,152)
State	1,158	1,239	838

	2,766	743	(314)

Total income tax provision	$8,672	$7,216	$6,159

The provision (benefit) for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the years ended December 31 was as follows:

	2014		2013		2012
Expected federal income tax provision	$8,650	35.00%	$7,344	35.00%	$6,584	35.00%
State income tax, net of federal income tax effect	948	3.84%	908	4.33%	775	4.12%
Municipal securities tax benefit	(747)	-3.02%	(735)	-3.50%	(631)	-3.35%
Equity-based compensation	5	0.02%	27	0.13%	25	0.13%
Benefit of purchased tax credits	25	0.10%	(150)	-0.71%	(181)	-0.96%
Low-income housing tax credits	(199)	-0.81%	(142)	-0.68%	(142)	-0.75%
Bank Owned Life Insurance	(184)	-0.74%	(201)	-0.96%	(228)	-1.21%
Acquisition Costs—Century Bank	150	0.61%	106	0.51%	—	—
Deferred tax rate adjustments and other	24	0.10%	59	0.28%	(43)	-0.24%

Income tax provision	$8,672	35.10%	$7,216	34.40%	$6,159	32.74%

The excess tax benefit associated with stock option plans reduced taxes payable by $14, $0, and $10, at December 31, 2014, 2013, and 2012, respectively. Such benefit is credited to common stock.

The components of deferred tax assets and liabilities at December 31 are as follows:

	2014	2013
Assets:
Allowance for loan losses	$6,555	$6,916
Basis adjustments on loans	1,039	2,252
Reserve for self-funded insurance	78	180
Oregon purchased tax credits	720	1,669
Nonqualified stock options	945	1,278
Accrued compensation	823	724
OTTI credit impairment	88	89
Nonaccrual loan interest	23	52
Net unrealized loss on securities	—	95
Other	76	61

Total deferred tax assets	10,347	13,316

Liabilities:
Federal Home Loan Bank stock dividends	591	593
Excess tax over book depreciation	1,125	1,299
Prepaid expenses	364	345
NWBF acquisition adjustments	205	225
Loan origination fees	1,132	1,046
Net unrealized gains on Swap	69	158
Net unrealized gains on securities	2,362	—
Other	35	52
Total deferred tax liabilities	5,883	3,718

Net deferred tax assets	$4,464	$9,598

Purchased tax credits of $720 will be utilized to offset future state income taxes. These credits are recognized over a five-year period beginning in the year of purchase and have an eight year carry forward period. If unused the credits will expire in the following years: $423 in 2021, $261 in 2022, $3 in 2023 and $3 in 2024. It is anticipated that all credits and other deferred asset items will be fully utilized in the normal course of operations and, accordingly, management has not reduced deferred tax assets by a valuation allowance.

NOTE 14 – RETIREMENT PLAN:

The Company has a 401(k) profit sharing plan covering substantially all employees. The plan provides for employee and employer contributions. The total plan expenses, including employer contributions, were $740, $673, and $617 in 2014, 2013, and 2012, respectively.

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

The following tables identify the compensation expenses recorded and tax benefits received by the Company in conjunction with its share-based compensation plans for the years ended December 31, 2014, 2013, and 2012:

	2014		2013		2012
	Compensation Expense	Tax Benefit	Compensation Expense	Tax Benefit	Compensation Expense	Tax Benefit
Equity-based awards:
Director restricted stock	$200	$70	$110	$39	$70	$25
Director stock options	—	—	—	—	—	—
Employee stock options	13	—	70	—	122	—
Employee stock SARs	26	9	126	44	193	68
Employee RSUs	1,214	425	830	291	490	172
Liability-based awards:
Employee cash SARs	75	26	60	21	—	—

	$1,528	$530	$1,196	$395	$875	$265

Prior to 2011, the Company granted stock options to selected employees and directors. The following table summarizes information about stock option activity under all plans for the years ended December 31, 2014, 2013, and 2012:

	2014		2013		2012
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance, beginning of year	367,906	$14.15	367,906	$14.15	412,943	$13.74
Granted	—	—	—	—	—	—
Exercised	(16,779)	11.29	—	—	(28,999)	6.83
Forfeited or expired	(24,077)	16.00	—	—	(16,038)	16.86

Balance, end of year	327,050	$14.16	367,906	$14.15	367,906	$14.15

Options exercisable, end of year	327,050	$14.16	353,197	$14.27	312,020	$14.60

A summary of non-vested stock option activity during the current fiscal year is presented below:

	Non-vested Options	Weighted Average Grant Date Fair Value
Balance, beginning of year	14,722	$4.30
Granted	—	—
Vested	(13,328)	4.30
Forfeited, expired, or exercised	(1,394)	4.30

Balance, end of year	—	$—

The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of both options outstanding as of December 31, 2014, was $357. The weighted average remaining contractual term of options exercisable was 3.44 years as of December 31, 2014. All stock options were vested as of December 31, 2014. There was no unrecognized compensation expense related to stock options at December 31, 2014.

Prior to 2011, the Company granted SARs settled in stock to selected employees. The following table summarizes information about activity on SARs settled in stock for the years ended December 31, 2014, 2013, and 2012:

	2014		2013		2012
	Stock-settled SARs Outstanding	Weighted Average Exercise Price	Stock-settled SARs Outstanding	Weighted Average Exercise Price	Stock-settled SARs Outstanding	Weighted Average Exercise Price
Balance, beginning of year	337,759	$13.85	387,072	$13.74	405,340	$13.71
Granted	—	—	—	—	—	—
Exercised	(26,155)	11.79	(30,422)	12.08	—	—
Forfeited or expired	(22,337)	14.74	(18,891)	14.73	(18,268)	13.07

Balance, end of year	289,267	$13.97	337,759	$13.85	387,072	$13.74

Stock-settled SARs exercisable, end of year	289,267	$13.97	313,010	$14.05	309,980	$14.28

A summary of non-vested stock-settled SARs activity during the current fiscal year is presented below:

	Non-vested Stock-settled SARs	Weighted Average Grant Date Fair Value
Balance, beginning of year	24,749	$4.06
Granted	—	—
Vested	(21,166)	4.06
Forfeited, expired, or exercised	(3,583)	4.06

Balance, end of year	—	$—

The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of stock-settled SARs as of December 31, 2014, was $347. The weighted average remaining contractual term of exercisable stock-settled SARs was 3.59 years as of December 31, 2014. As of December 31, 2014, there was no unrecognized compensation cost related to non-vested stock-settled SARs.

Prior to 2010, the Company granted SARs settled in cash to selected employees. The following table summarizes information about activity on SARs settled in cash for the years ended December 31, 2014, 2013, and 2012:

	2014		2013		2012
	Cash-settled SARs Outstanding	Weighted Average Exercise Price	Cash-settled SARs Outstanding	Weighted Average Exercise Price	Cash-settled SARs Outstanding	Weighted Average Exercise Price
Balance, beginning of year	186,992	$14.95	206,763	$14.84	230,607	$14.81
Granted	—	—	—	—	—	—
Exercised	(11,012)	12.21	(8,353)	12.55	—	—
Forfeited or expired	(16,987)	15.34	(11,418)	14.73	(23,844)	14.50

Balance, end of year	158,993	$15.10	186,992	$14.95	206,763	$14.84

Cash-settled SARs exercisable, end of year	158,993	$15.10	186,992	$14.95	190,236	$15.09

As of December 31, 2014, there was an intrinsic value of $89 on the Company’s outstanding cash-settled SARs. The weighted average remaining contractual term of exercisable cash-settled SARs was 2.92 years as of December 31, 2014.

The following tables identify stock options, employee stock SARs, and employee cash SARs exercised during the period ending December 31, 2014 and 2013:

	Twelve months ended December 31, 2014
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	16,779	$11.29	$57	—	NA
Employee stock SARs	26,155	$11.79	$40	2,776	NA
Employee cash SARs	11,012	$12.21	NA	NA	$13

	Twelve months ended December 31, 2013
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	—	$—	$—	—	NA
Employee stock SARs	30,422	$12.08	$57	3,742	NA
Employee cash SARs	8,353	$12.55	NA	NA	$12

In 2011, the Company began granting RSUs to selected employees. Company’s RSUs do not accrue dividends and the grantees do not have voting rights. In 2014 the company granted 127,051 restricted stock units, 378 vesting immediately, 9,902 vesting over a two year period and 116,771 vesting over a four year period. In 2013 and 2012 all restricted stock units vested equally over a four year period.

The following table provides information regarding RSU activity during 2014, 2013 and 2012:

	2014		2013		2012
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of year	299,696	$9.79	251,329	$8.99	125,888	$9.40
Granted	127,051	13.21	145,420	10.80	164,519	8.76
Vested shares issued	(58,518)	9.65	(42,678)	9.03	(18,821)	9.40
Vested shares forfeited for taxes	(36,384)	9.65	(26,580)	9.03	(11,517)	9.40
Forfeited or expired	(25,313)	10.67	(27,795)	9.66	(8,740)	9.20

Balance, end of year	306,532	$11.18	299,696	$9.79	251,329	$8.99

Under the terms of the 2006 SOEC Plan, shares of Pacific Continental Corporation common stock are to be issued as soon as is practicable upon vesting of RSUs.

NOTE 16 – DEFERRED COMPENSATION PLAN:

During 2014, the company established a nonqualified deferred compensation plan for certain eligible executives and eligible directors. Under the deferred compensation plan, eligible executives and eligible directors may elect to defer a portion of their base salary, bonuses, director fees, and/or long-term incentive compensation. At December 31, 2014, the deferred compensation liability totaled $72 and is recorded in other liabilities.

NOTE 17 – TRANSACTIONS WITH RELATED PARTIES:

The Company has granted loans to officers and directors and to companies with which they are associated. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. Activity with respect to these loans during the year ended December 31 was as follows:

	2014	2013	2012
Balance, beginning of year	$100	$133	$994
Additions or renewals	—	68	49
Amounts collected	—	(101)	(16)
No longer related party	—	—	(894)

Balance, end of year	$100	$100	$133

In addition, there were $12 in commitments to extend credit to directors and officers at December 31, 2014, which are included among loan commitments, disclosed in Note 18.

NOTE 18 – COMMITMENTS AND CONTINGENCIES:

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

Off-balance sheet instruments at December 31 consist of the following:

	2014	2013
Commitments to purchase securities	$—	$1,490
Commitments to extend credit (principally variable rate)	$156,972	$167,374
Letters of credit and financial guarantees written	$1,564	$1,304

The Company has entered into Executive Employment Agreements with two key executive officers. The employment agreements provide for minimum aggregate annual base salaries of $725, plus performance adjustments, life insurance coverage, and other perquisites commonly found in such agreements. The two employment agreements expire in 2015 unless extended or terminated earlier.

Legal contingencies arise from time-to-time in the normal course of business. Based upon analysis of management and in consultation with the Company’s legal counsel there are no current legal matters which are expected to have a material effect on the Company’s consolidated financial position.

NOTE 19 – FAIR VALUE:

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

The estimated fair values of the financial instruments at December 31 are as follows:

	2014		2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$25,787	$25,787	$21,108	$21,108
Securities available-for-sale	351,946	351,946	347,386	347,386
Loans	1,045,021	1,033,254	993,845	980,334
Interest receivable	4,773	4,773	4,703	4,703
Federal Home Loan Bank stock	10,019	10,019	10,425	10,425
Bank-owned life insurance	16,609	16,609	16,136	16,136
Swap Derivative	176	176	405	405
Financial liabilities:
Deposits	$1,209,093	$1,209,240	$1,090,981	$1,091,355
Federal funds and overnight funds purchased	—	—	5,150	5,150
Federal Home Loan Bank borrowings	96,000	96,721	160,000	160,984
Junior subordinated debentures	8,248	2,410	8,248	2,265
Accrued interest payable	176	176	193	193

Cash and Cash Equivalents – The carrying amount approximates fair value.

Securities available-for-sale– Fair value is based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Accrued Interest receivable– The carrying amounts of accrued interest receivable approximate their fair value.

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

The following table presents information about the level in the fair value hierarchy for the Company’s assets and liabilities not measured at fair value as of December 31, 2014, and 2013:

	Carrying Amount	Fair Value at December 31, 2014
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$25,787	$25,787	$—	$—
Loans	1,045,021	—	—	1,033,254
Interest receivable	4,773	4,773	—	—
Federal Home Loan Bank stock	10,019	10,019	—	—
Bank-owned life insurance	16,609	16,609	—	—
Swap Derivative	176	176	—	—
Financial liabilities:
Deposits	$1,209,093	$—	$1,209,240	$—
Federal funds and overnight funds purchased	—	—	—	—
Federal Home Loan Bank borrowings	96,000	—	96,721	—
Junior subordinated debentures	8,248	—	2,410	—
Accrued interest payable	176	176	—	—

	Carrying Amount	Fair Value at December 31, 2013
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$21,108	$21,108	$—	$—
Loans	993,845	—	—	980,334
Interest receivable	4,703	4,703	—	—
Federal Home Loan Bank stock	10,425	10,425	—	—
Bank-owned life insurance	16,136	16,136	—	—
Swap Derivative	405	405	—	—
Financial liabilities:
Deposits	$1,090,981	$—	$1,091,355	$—
Federal funds and overnight funds purchased	5,150	5,150	—	—
Federal Home Loan Bank borrowings	160,000	—	160,984	—
Junior subordinated debentures	8,248	—	2,265	—
Accrued interest payable	193	193	—	—

The tables below show assets measured at fair value on a recurring basis as of December 31, 2014, and December 31, 2013:

	Carrying Value	Fair Value Measurements Using
December 31, 2014		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S government agencies	$39,185	$—	$39,185	$—
Obligation of states and political subdivisions	83,981	—	83,981	—
Agency mortgage-backed securities	205,390	—	205,390	—
Private-label mortgage-backed securities	3,816	—	2,248	1,568
SBA variable vate pools	19,574	—	19,574	—
Swap Derivative	176	176	—	—

Total assets measured on a recurring basis	$352,122	$176	$350,378	$1,568

	Carrying Value	Fair Value Measurements Using
December 31, 2013		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S government agencies	$30,847	$—	$30,847	$—
Obligation of states and political subdivisions	78,795	—	78,795	—
Agency mortgage-backed securities	223,720	—	223,720	—
Private-label mortgage-backed securities	5,314	—	3,528	1,786
SBA variable vate pools	8,710	—	8,710	—
Swap Derivative	405	405	—	—

Total assets measured on a recurring basis	$347,791	$405	$345,600	$1,786

No transfers to or from level 1 and 2 occurred on assets measured at fair value on a recurring basis during the twelve months ended December 31, 2014.

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

The following table provides a reconciliation of assets measured at fair value on a recurring basis using unobservable inputs (Level 3) from December 31, 2013, to December 31, 2014:

	2014	2013
Beginning balance	$1,786	$1,682
Transfers into Level 3	—	332
Transfers out of Level 3	—	—
Total gains or losses
Included in earnings	—	—
Included in other comprehensive income	(106)	80
Paydowns	(112)	(308)
Purchases, issuances, sales, and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—

Ending balance	$1,568	$1,786

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

The Company’s securities portfolio was valued through its independent third-party pricing service using evaluated pricing models and quoted prices based on market data. For further assurance, the Company’s estimate of fair value was compared to an additional independent third-party estimate at June 27, 2014, and the Company obtained key inputs for a sample of securities across sectors and evaluated those inputs for reasonableness. This analysis was performed at the individual security level and no material variances were noted.

There have been no significant changes in the valuation techniques during the periods reported.

The tables below show assets measured at fair value on a nonrecurring basis as of December 31, 2014, and December 31, 2013:

		Fair Value Measurements Using
December 31, 2014	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans measured for impairment (net of guarantees and specific reserve)	$3,110	$—	$—	$3,110
Other real estate owned	13,374	—	—	13,374

	16,484	—	—	16,484

		Fair Value Measurements Using
December 31, 2013	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans measured for impairment (net of guarantees and specific reserve)	$5,749	$—	$—	$5,749
Other real estate owned	16,355	—	—	16,355

	$22,104	$—	$—	$22,104

No transfers to or from Level 3 occurred during 2014 or 2013 on assets measured at fair value on a nonrecurring basis.

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

NOTE 20 – REGULATORY MATTERS:

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to leverage assets. Management believes that, as of December 31, 2014, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2014, according to FDIC guidelines, the Bank is considered to be well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total capital (to risk weighted assets)
Bank:	$176,199	15.48%	$91,040	8%	$113,800	10%
Company:	$179,109	15.73%	NA		NA
Tier 1 capital (to risk weighted assets)
Bank:	$161,954	14.23%	$45,520	4%	$68,280	6%
Company:	$164,864	14.48%	NA		NA
Tier 1 capital (to leverage assets)
Bank:	$161,954	11.13%	$58,193	4%	$72,741	5%
Company:	$164,864	11.33%	NA		NA
As of December 31, 2013:
Total capital (to risk weighted assets)
Bank:	$174,311	15.89%	$87,744	8%	$109,680	10%
Company:	$177,209	16.15%	NA		NA
Tier 1 capital (to risk weighted assets)
Bank:	$160,572	14.64%	$43,872	4%	$65,808	6%
Company:	$163,470	14.90%	NA		NA
Tier 1 capital (to leverage assets)
Bank:	$160,572	11.29%	$56,887	4%	$71,109	5%
Company:	$163,470	11.49%	NA		NA

On July 2, 2013, the federal banking regulators approved the final proposed rules that revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework (“Basel III”). The phase-in period for the final rules began for the Company on January 1, 2015, with full compliance with the final rules entire requirement phased in on January 1, 2019.

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

NOTE 21 – PARENT COMPANY FINANCIAL INFORMATION:

Financial information for Pacific Continental Corporation (Parent Company only) is presented below:

BALANCE SHEETS

	December 31,
	2014	2013	2012
Assets:
Cash deposited with the Bank	$2,961	$2,941	$2,465
Deferred tax asset	(69)	(158)	—
Prepaid expenses	7	14	16
Equity in Trust	248	248	248
Swap unrealized gain	176	405	—
Investment in the Bank	189,143	184,039	188,935

	$192,466	$187,489	$191,664

Liabilities and shareholders’ equity:
Liabilities	$57	$57	$35
Junior subordinated debentures	8,248	8,248	8,248
Shareholders’ equity	184,161	179,184	183,381

	$192,466	$187,489	$191,664

STATEMENT OF OPERATIONS

For the Years Ended December 31,

	2014	2013	2012
Income:
Cash dividends from the Bank	$16,215	$13,995	$6,755

	16,215	13,995	6,755

Expenses:
Interest expense	225	200	151
Investor relations	84	123	124
Legal, registration expense, and other	132	177	128
Personnel costs paid to Bank	183	152	151

	624	652	554

Income before income tax expense and equity in undistributed earnings from the Bank	15,591	13,343	6,201
Income tax benefit	140	159	193
Equity in undistributed earnings of the Bank	311	265	6,259

Net income	$16,042	$13,767	$12,653

STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2014	2013	2012
Cash flows from operating activities:
Net income	$16,042	$13,767	$12,653
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings from the Bank	(311)	(265)	(6,259)
Excess tax benefit of stock options exercised	(14)	—	(10)
Other, net	525	342	98

Net cash provided by operating activities	16,242	13,844	6,482

Cash flows from financing activities:
Proceeds from stock options exercised	189	—	69
Income tax benefit for stock options exercised	14	—	10
Repurchase of common stock	(3,600)	—	(5,676)
Dividends paid	(12,308)	(13,050)	(5,588)
Vested RSUs surrendered to cover tax consequences	(517)	(318)	(105)

Net cash provided by (used in) financing activities	(16,222)	(13,368)	(11,290)

Net change in cash	20	476	(4,808)
Cash, beginning of period	2,941	2,465	7,273

Cash, end of period	$2,961	$2,941	$2,465

NOTE 22 – SUBSEQUENT EVENTS:

On March 6, 2015, the Company completed the acquisition of Capital Pacific Bancorp. Capital Pacific shareholders received either $16.00 per share in cash or 1.132 shares of Pacific Continental common stock for each share of Capital Pacific common stock, or a combination of 40.00% in the form of cash and 60.00% in the form of Pacific Continental common stock. Pursuant to the merger agreement, the maximum aggregate cash consideration was $16,412, and the aggregate stock consideration to be issued to Capital Pacific shareholders consisted of 1,778,102 shares of Pacific Continental common stock. Based on the closing price of Pacific Continental common stock on March 6, 2015, the aggregate consideration payable for Capital Pacific Bancorp was valued at $39,990.

ITEM 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

ITEM 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and timely reported as provided in the SEC rules and forms. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The management of the Company has assessed the effectiveness of its internal control over financial reporting at December 31, 2014. To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, at December 31, 2014, management has determined that internal controls over financial reporting were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement in accordance with US. Generally accepted accounting principles.

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

(a)(3) Exhibit Index

Exhibit

3.1	Second Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

4.1	Form of Indenture relating to the issuance of debentures, notes, bonds or other evidences of indebtedness (3)

10.1*	1999 Employee Stock Option Plan (4)

10.2*	1999 Director’s Stock Option Plan (4)

10.3*	Amended 2006 Stock Option and Equity Compensation Plan (5)

10.4*	Form of Restricted Stock Award Agreement (6)

10.5*	Form of Stock Option Award Agreement (6)

10.6*	Form of Restricted Stock Unit Agreement (6)

10.7*	Form of Stock Appreciation Rights Agreement (6)

10.8*	Form of Executive Restricted Stock Unit Award Agreement (6)

10.9*	Form of Change in Control Agreement with executive officers (7)

10.10*+	Amended and Restated Employment Agreement for Roger Busse dated November 18, 2014

10.11*+	Amended and Restated Employment Agreement for Casey Hogan dated November 18, 2014

10.12*	NWB Financial Corporation Employee Stock Option Plan (8)

10.13*	NWB Financial Corporation Director Stock Option Plan (8)

10.14*	Director Fee Schedule, Effective January 1, 2013 (9)

10.15*	Director Stock Trading Plan (10)

10.15*	Deferred Compensation Plan (11)

14.1	Code of Ethics for Senior Financial Officers and Principal Executive Officer (10)

23.1+	Consent of Moss Adams LLP

24.1+	Power of Attorney (included on signature page to this Form 10-K)

31.1+	302 Certification, Roger S. Busse, Chief Executive Officer

31.2+	302 Certification, Michael A. Reynolds, Executive Vice President and Chief Financial Officer

32+	Certifications Pursuant to 18 U.S.C. Section 1350

101+	The following financial information from Pacific Continental Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, is formatted in XBRL; (i) the Audited Consolidated Balance Sheets, (ii) the Audited Consolidated Statements of Operations, (iii) the Audited Consolidated Statements of Comprehensive Income , (iv) the Audited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Audited Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not otherwise subject to liability under those sections.

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010.

(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.

(3)	Incorporated by reference to Exhibit 4.1 of the Company’s Form S-3 Registration Statement, filed March 29, 2013.

(4)	Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s S-8 Registration Statement (File No. 333-109501) filed October 6, 2003.

(5)	Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

(6)	Incorporated by reference to Exhibits 99.1 to 99.5 of the Company’s Form S-8 Registration Statement (File No. 333-181826) filed on June 1, 2012.

(7)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 of the Company’s Current Report on Form 8-K filed February 2, 2013

(8)	Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s Form S-8 Registration Statement (File No. 333-130886) filed January 1, 2006.

(9)	Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(10)	Incorporated by reference to Exhibits 10.14 and 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(11)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 30, 2014.

*	Executive Contract, Compensatory Plan or Arrangement
+	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION (Registrant)

By:	/s/ Roger S. Busse
Roger S. Busse
Chief Executive Officer
Date:	March 13, 2015

Power of Attorney

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Roger S. Busse and Michael A. Reynolds, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to the Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby, ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of March 2015.

Principal Executive Officer

By	/s/ Roger S. Busse	Chief Executive Officer
	Roger S. Busse	and Director

Principal Financial and Accounting Officer

By	/s/ Michael A. Reynolds	Executive Vice President and
	Michael A. Reynolds	Chief Financial Officer

Remaining Directors

By	/s/ Robert A. Ballin	Chairman	By	/s/ Michael Heijer	Director
	Robert A. Ballin			Michael Heijer

By	/s/ Donald G. Montgomery	Vice Chairman	By	/s/ Michael D. Holzgang	Director
	Donald G. Montgomery			Michael D. Holzgang

By	/s/ John H. Rickman	Director	By	/s/ Donald L. Krahmer, Jr.	Director
	John H. Rickman			Donald L. Krahmer, Jr.

By	/s/ Jeffrey Pineo	Director	By	/s/ Judith Johansen	Director
	Jeffrey Pineo			Judith Johansen

By	/s/ Eric Forrest	Director	By	/s/ Karen Whitman	Director
	Eric Forrest			Karen Whitman

By	/s/ Hal M. Brown	Director
Hal M. Brown