Form 10-Q
period 2015-03-31
PACIFIC CONTINENTAL CORP
filed 2015-05-08
CIK 1084717

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2015.

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

The number of shares of common stock outstanding as of April 30, 2015 was 19,512,320

PACIFIC CONTINENTAL CORPORATION

FORM 10-Q

QUARTERLY REPORT

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

Pacific Continental Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	March 31, 2015	December 31, 2014	March 31, 2014
ASSETS
Cash and due from banks	$25,718	$20,929	$24,455
Interest-bearing deposits with banks	12,491	4,858	3,129

Total cash and cash equivalents	38,209	25,787	27,584

Securities available-for-sale	379,497	351,946	341,992
Loans, less allowance for loan losses and net deferred fees	1,238,982	1,029,384	1,004,751
Interest receivable	5,387	4,773	4,693
Federal Home Loan Bank stock	10,531	10,019	10,327
Property and equipment, net of accumulated depreciation	17,932	17,820	18,621
Goodwill and intangible assets	43,306	23,495	23,585
Deferred tax asset	4,887	4,464	8,572
Other real estate owned	14,167	13,374	11,531
Bank-owned life insurance	22,401	16,609	16,253
Other assets	5,550	6,654	3,682

Total assets	$1,780,849	$1,504,325	$1,471,591

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$503,735	$407,311	$340,464
Savings and interest-bearing checking	833,325	646,101	588,822
Core time deposits	80,337	57,449	61,647

Total core deposits	1,417,397	1,110,861	990,933

Other deposits	79,350	98,232	106,422

Total deposits	1,496,747	1,209,093	1,097,355
Federal funds and overnight funds purchased	—	—	5,620
Federal Home Loan Bank borrowings	61,000	96,000	175,000
Junior subordinated debentures	8,248	8,248	8,248
Accrued interest and other payables	4,203	6,823	3,970

Total liabilities	1,570,198	1,320,164	1,290,193

Shareholders’ equity
Common stock, shares authorized: 50,000,000; shares issued and outstanding: 19,496,920 at March 31, 2015, 17,717,676 at December 31, 2014, and 17,909,906 at March 31, 2014	155,298	131,375	134,293
Retained earnings	50,014	48,984	45,503
Accumulated other comprehensive income	5,339	3,802	1,602

	210,651	184,161	181,398

Total liabilities and shareholders’ equity	$1,780,849	$1,504,325	$1,471,591

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2015	2014
Interest and dividend income
Loans	$14,185	$13,174
Taxable securities	1,375	1,532
Tax-exempt securities	503	483
Federal funds sold & interest-bearing deposits with banks	5	2

	16,068	15,191

Interest expense
Deposits	810	806
Federal Home Loan Bank & Federal Reserve borrowings	228	280
Junior subordinated debentures	56	56
Federal funds purchased	2	5

	1,096	1,147

Net interest income	14,972	14,044

Provision for loan losses	—	—

Net interest income after provision for loan losses	14,972	14,044

Noninterest income
Service charges on deposit accounts	575	518
Other fee income, principally bankcard	197	217
Bank-owned life insurance income	109	117
Net gain on sale of investment securities	53	63
Other noninterest income	342	408

	1,276	1,323

Noninterest expense
Salaries and employee benefits	6,409	5,819
Property and equipment	980	943
Data processing	684	670
Legal and professional services	400	487
Business development	353	375
FDIC insurance assessment	212	220
Other real estate expense	241	223
Merger related expense	1,836	—
Other noninterest expense	857	774

	11,972	9,511

Income before provision for income taxes	4,276	5,856
Provision for income taxes	1,474	2,024

Net income	$2,802	$3,832

Earnings per share
Basic	$0.15	$0.21

Diluted	$0.15	$0.21

Weighted average shares outstanding
Basic	18,232,076	17,897,593
Common stock equivalents attributable to stock-based awards	212,895	228,595

Diluted	18,444,971	18,126,188

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2015	2014

Net income	$2,802	$3,832
Other comprehensive income:
Available-for-sale securities:
Unrealized gain arising during the period	2,696	2,607
Reclassification adjustment for gains realized in net income	(53)	(63)
Income tax effects	(1,031)	(992)
Derivative agreements—cash flow hedge
Unrealized loss arising during the period	(123)	(80)
Income tax effects	48	31

Total other comprehensive income, net of tax	1,537	1,503

Total comprehensive income	$4,339	$5,335

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2013	17,891,687	$133,835	$45,250	$99	$179,184

Net income			16,042		16,042
Other comprehensive income, net of tax				3,703	3,703
Stock issuance and related tax benefit	93,069	203			203
Stock repurchase	(267,080)	(3,600)			(3,600)
Share-based compensation expense		1,454			1,454
Vested employee RSUs and SARs surrendered to cover tax consequences		(517)			(517)
Cash dividends			(12,308)		(12,308)

Balance, December 31, 2014	17,717,676	$131,375	$48,984	$3,802	$184,161

Net income			2,802		2,802
Other comprehensive income, net of tax				1,537	1,537
Stock option exercise	1,102	13			13
Stock issuance and related tax benefit	1,778,142	23,578			23,578
Share-based compensation expense		332			332
Cash dividends			(1,772)		(1,772)

Balance, March 31, 2015	19,496,920	$155,298	$50,014	$5,339	$210,651

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$2,802	$3,832
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, net of accretion	1,836	1,816
Deferred income taxes	—	65
BOLI income	(109)	(117)
Share-based compensation	332	324
Gain on sale of investment securities	(53)	(63)
Valuation adjustment on foreclosed assets	52	—
Gain on sale from foreclosed assets	—	(7)
Excess tax benefit of stock options exercised	—	14
Change in:
Interest receivable	(67)	10
Deferred loan fees	181	46
Accrued interest payable and other liabilities	(3,964)	(2,235)
Income taxes receivable	—	80
Other assets	1,838	(208)

Net cash provided by operating activities	2,848	3,557

Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale investment securities	18,024	38,652
Purchase of available-for-sale investment securities	(18,277)	(32,062)
Net loan principal originations	(6,373)	(26,868)
Net purchase of property and equipment	(250)	(159)
Proceeds on sale of foreclosed assets	—	4,831
Redemption of Federal Home Loan Bank stock	115	98
Cash consideration paid, net of cash acquired in merger	(3,249)	—

Net cash used by investing activities	(10,010)	(15,508)

Cash flows from financing activities:
Change in deposits	59,687	6,375
Change in federal funds purchased and Federal Home Loan Bank short-term borrowings	(35,000)	15,470
Proceeds from stock options exercised	13	189
Excess tax benefit from stock options exercised	—	(14)
Redemption of Capital Pacific Bell State Bank Debt	(3,344)	—
Dividends paid	(1,772)	(3,579)
Vested SARs and RSUs surrendered by employee to cover tax consequence	—	(14)

Net cash provided by financing activities	19,584	18,427

Net change in cash and cash equivalents	12,422	6,476
Cash and cash equivalents, beginning of period	25,787	21,108

Cash and cash equivalents, end of period	$38,209	$27,584

Supplemental information:
Noncash investing and financing activities:
Change in fair value of securities, net of deferred income taxes	$2,696	$1,552

Acquisitions:
Assets acquired	$259,482	$—
Liabilties assumed	$235,904	$—

Cash paid during the period for:
Income taxes	$98	$2,145
Interest	$1,017	$1,081

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

A complete set of Notes to Consolidated Financial Statements is a part of the Company’s 2014 Form 10-K filed March 13, 2015. The notes below are included due to material changes in the consolidated financial statements or to provide the reader with additional information not otherwise available. In preparing these consolidated financial statements, the Company has evaluated subsequent events and transactions for potential recognition or disclosure in the consolidated financial statements. All dollar amounts in the following notes are expressed in thousands, except share and per share amounts or where otherwise indicated.

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

The balance sheet data as of December 31, 2014, was derived from audited consolidated financial statements, but does not include all disclosures contained in the Company’s 2014 Form 10-K. The interim consolidated financial statements should be read in conjunction with the December 31, 2014, consolidated financial statements, including the notes thereto, included in the Company’s 2014 Form 10-K.

NOTE 2 – BUSINESS COMBINATIONS

On March 6, 2015, the Company completed its acquisition of Capital Pacific Bancorp and its wholly-owned subsidiary, Capital Pacific Bank, of Portland, Oregon. The acquisition of Capital Pacific Bank reflects the Company’s overall banking expansion strategy, and expanded the combined Bank’s presence in the Portland market.

The transaction has been accounted for under the acquisition method of accounting. The assets and liabilities were recorded at their estimated fair values as of the acquisition dates. The application of the acquisition method resulted in the recognition of preliminary goodwill of $16,151. None of the goodwill is deductible for income tax purposes as the Merger is accounted for as a tax-free exchange.

The operations of Capital Pacific Bank are included in the operating results beginning March 6, 2015. Capital Pacific Bank’s results of operations prior to the acquisition are not included in the operating results. Merger-related expense of $1,836 for the quarter ended March 31, 2015, have been incurred in connection with the acquisition of Capital Pacific Bank and recognized within the merger-related expense line item on the Consolidated Statements of Income. Accrued restructuring charges relating to the Capital Pacific Bank acquisition are recorded in other liabilities and were $483 at March 31, 2015.

Included in Capital Pacific Bancorp’s outstanding liabilities at March 6, 2015, was a note payable to Bell State Bank, in the amount of $3,344, including accrued interest. This figure represents debt Capital Pacific Bancorp incurred in connection with the payoff of their TARP funds. This debt was satisfied at merger closing by Pacific Continental Bank.

A summary of the net assets acquired and the estimated fair value adjustments of Capital Pacific Bancorp are presented below:

March 6, 2015
Cost basis net assets	$26,890
Less:
Cash payment to shareholders	(16,413)
Cash payment to employees and directors	(1,609)
Stock issued	(23,578)
Fair value adjustments:
Loans and leases, net	(5,376)
Core deposit intangible	3,721
Other	214

Goodwill	$(16,151)

The statement of assets acquired and liabilities assumed at their fair values are presented below as of the transaction closing date:

CAPITAL PACIFIC BANCORP

Opening balance sheet

(in thousands)

unaudited

March 6, 2015
ASSETS
Securities available-for-sale	$26,010

Gross loans	208,782
Fair value adjustments
Credit quality-related	(3,316)
Interest rate-related	(2,060)

Net Loans	203,406

Interest receivable	547
Federal Home Loan Bank stock	627
Property and equipment	229
Goodwill	16,151
Core deposit intangible	3,721
Deferred tax asset	1,406
Taxes receivable	656
Other real estate owned	845
Bank-owned life insurance	5,683
Other asset	201

Total Assets	$259,482

LIABILITIES AND SHAREHOLDERS EQUITY
Cash and due from banks, net of consideration paid	$3,249
Deposits	227,967
Other liabilities	4,688

Total liabilities	235,904

Common Stock	23,578

Total liabilities and shareholders’ equity	$259,482

Acquired loans at the acquisition date and as of March 31, 2015, are presented below:

	March 6, 2015	March 31, 2015
Contractually required principal payments	$208,782	$204,987
Purchase adjustment for credit and interest rate	(5,376)	(5,127)

Balance of acquired loans	$203,406	$199,860

The acquisition of Capital Pacific Bank is not considered significant to the Company’s consolidated financial statements and therefore pro forma financial information is not presented.

NOTE 3 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair values of securities available-for-sale at March 31, 2015, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Unrealized Loss Positions
Obligations of U.S. government agencies	$1,500	$—	$(7)	$1,493
Obligations of states and political subdivisions	9,105	—	(142)	8,963
Private-label mortgage-backed securities	819	—	(56)	763
Mortgage-backed securities	24,477	—	(116)	24,361
SBA variable rate pools	12,919	—	(44)	12,875

	$48,820	$—	$(365)	$48,455

Unrealized Gain Positions
Obligations of U.S. government agencies	$44,141	$1,258	$—	$45,399
Obligations of states and political subdivisions	73,500	3,767	—	77,267
Private-label mortgage-backed securities	2,707	130	—	2,837
Mortgage-backed securities	179,851	3,805	—	183,656
SBA variable rate pools	20,880	104	—	20,984
Corporate bonds	898	1	—	899

	$321,977	$9,065	$—	$331,042

	$370,797	$9,065	$(365)	$379,497

At March 31, 2015, of the 444 investment securities held, there were 48 in unrealized loss positions. Unrealized losses existed on certain securities classified as obligations of U.S. government agencies, obligations of state and political subdivisions, private-label mortgage-backed securities, mortgage-backed securities and SBA variable rate pools. The unrealized losses on mortgage-backed securities, securities that are obligations of U.S. government agencies, obligations of state and political subdivisions, and SBA variable rate pools were deemed to be temporary, as these securities retain strong credit ratings, continue to perform adequately, and are backed by various government-sponsored enterprises. These decreases in fair value are associated with the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and are not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities resulted from current economic conditions. Although yields on these securities may be below market rates during the period, no loss of principal is expected.

The following table presents a summary of securities in a continuous unrealized loss position at March 31, 2015:

	Securities in Continuous Unrealized Loss Position for Less Than 12 Months	Gross Unrealized Loss on Securities in Loss Position for Less Than 12 Months	Securities in Continuous Unrealized Loss Position for 12 Months or Longer	Gross Unrealized Loss on Securities in Loss Position for 12 Months or Longer
Obligations of U.S. government agencies	$—	$—	$1,493	$7
Obligations of states and political subdivisions	5,570	65	3,393	77
Private-label mortgage-backed securities	293	15	470	41
Mortgage-backed securities	18,942	32	5,419	84
SBA variable rate pools	10,846	42	2,029	2

	$35,651	$154	$12,804	$211

During the first quarter 2015, management reviewed all private label mortgage backed securities for the presence of other-than-temporary impairment (“OTTI”) and determined no additional OTTI was required. Management’s OTTI evaluation included the use of independently generated third-party credit surveillance reports that analyze the loans underlying each security. These reports include estimates of default rates and severities, life collateral loss rates, and static voluntary prepayment assumptions to generate estimated cash flows at the individual security level. Additionally, management considered factors such as downgraded credit ratings, severity and duration of the impairments, the stability of the issuers, and any discounts paid when the securities were purchased. Management has considered all available information related to the collectability of the impaired investment securities and believes that the estimated credit loss is appropriate.

Following is a tabular roll-forward of the amount of credit-related OTTI recognized in earnings during the three months ended March 31, 2015, and 2014:

	Three months ended
	March 31,
	2015	2014
Balance, beginning of period:	$227	$227
Additions:
Initial OTTI credit loss	—	—

Balance, end of period:	$227	$227

At March 31, 2015, six of the Company’s private-label mortgage-backed securities with an amortized cost of $1,811 were classified as substandard as their underlying credit was considered impaired. Securities with an amortized cost of $1,879 and $2,515 were classified as substandard at December 31, 2014, and March 31, 2014, respectively.

At March 31, 2015, the projected average life of the securities portfolio was 3.79 years.

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2014, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Unrealized Loss Positions
Obligations of U.S. government agencies	$7,573	$—	$(72)	$7,501
Obligations of states and political subdivisions	11,755	—	(253)	11,502
Private-label mortgage-backed securities	847	—	(64)	783
Mortgage-backed securities	64,644	—	(544)	64,100
SBA variable rate pools	13,059	—	(56)	13,003

	$97,878	$—	$(989)	$96,889

Unrealized Gain Positions
Obligations of U.S. government agencies	$31,068	$616	$—	$31,684
Obligations of states and political subdivisions	69,172	3,307	—	72,479
Private-label mortgage-backed securities	2,924	109	—	3,033
Mortgage-backed securities	138,306	2,984	—	141,290
SBA variable rate pools	6,541	30	—	6,571

	$248,011	$7,046	$—	$255,057

	$345,889	$7,046	$(989)	$351,946

At December 31, 2014, of the 409 investment securities held, there were 71 in unrealized loss positions. The following table presents a summary of securities in a continuous unrealized loss position at December 31, 2014:

	Securities in Continuous Unrealized Loss Position for Less Than 12 Months	Gross Unrealized Loss on Securities in Loss Position for Less Than 12 Months	Securities in Continuous Unrealized Loss Position for 12 Months or Longer	Gross Unrealized Loss on Securities in Loss Position for 12 Months or Longer
Obligations of U.S. government agencies	$4,564	$10	$2,936	$62
Obligations of states and political subdivisions	2,620	39	8,883	214
Private-label mortgage-backed securities	303	12	480	52
Mortgage-backed securities	40,269	177	23,831	366
SBA variable rate pools	11,833	49	1,169	8

	$59,589	$287	$37,299	$702

The amortized cost and estimated fair values of securities available-for-sale at March 31, 2014, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Unrealized Loss Positions
Obligations of U.S. government agencies	$26,622	$—	$(267)	$26,355
Obligations of states and political subdivisions	30,436	—	(1,118)	29,318
Private-label mortgage-backed securities	2,187	—	(133)	2,054
Mortgage-backed securities	72,462	—	(1,126)	71,336
SBA variable rate pool	5,425	—	(52)	5,373

	$137,132	$—	$(2,696)	$134,436

Unrealized Gain Positions
Obligations of U.S. government agencies	$10,023	$92	$—	$10,115
Obligations of states and political subdivisions	46,912	1,991	—	48,903
Private-label mortgage-backed securities	2,911	96	—	3,007
Mortgage-backed securities	139,104	2,798	—	141,902
SBA variable rate pool	3,608	21	—	3,629

	$202,558	$4,998	$—	$207,556

	$339,690	$4,998	$(2,696)	$341,992

At March 31, 2014, of the 445 investments held, there were 187 investment securities in unrealized loss positions. The following table presents a summary of securities in a continuous unrealized loss position at March 31, 2014:

	Securities in Continuous Unrealized Loss Position for Less Than 12 Months	Gross Unrealized Loss on Securities in Loss Position for Less Than 12 Months	Securities in Continuous Unrealized Loss Position for 12 Months or Longer	Gross Unrealized Loss on Securities in Loss Position for 12 Months or Longer
Obligations of U.S. government agencies	$26,355	$267	$—	$—
Obligations of states and political subdivisions	20,676	532	8,642	586
Private-label mortgage-backed securities	841	6	1,213	127
Mortgage-backed securities	47,988	584	23,348	542
SBA variable rate pools	5,373	52	—	—

	$101,233	$1,441	$33,203	$1,255

The amortized cost and estimated fair value of securities at March 31, 2015, December 31, 2014, and March 31, 2014, by maturity are shown below. Obligations of U.S. government agencies and states and political subdivisions are shown by contractual maturity. Mortgage-backed securities and SBA variable pools are shown by projected average life.

	March 31, 2015		December 31, 2014		March 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$20,822	$21,057	$17,072	$17,273	$11,746	$11,934
Due after one year through 5 years	231,789	235,865	220,908	223,540	212,733	214,846
Due after 5 years through 10 years	84,847	88,066	69,523	71,584	76,269	76,537
Due after 10 years	33,339	34,509	38,386	39,549	38,942	38,675

	$370,797	$379,497	$345,889	$351,946	$339,690	$341,992

Nine securities were sold during the first quarter 2015 for a total book value of $6,573 and a gain of $53. The sold securities included four mortgage-backed securities and five obligations of states and political subdivisions securities. During first quarter 2014, the Company sold 71 securities with a book value of $25,276 for a gain of $63.

At March 31, 2015, securities with an aggregate amortized cost of $33,249 (estimated aggregate market value of $34,478) were pledged to secure certain public deposits as required by law. At March 31, 2015, securities with an aggregate amortized cost of $3,977 (estimated aggregate market value of $4,125) were pledged for repurchase accounts. At March 31, 2015, there was a balance of $53 for repurchase agreements.

NOTE 4 – LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY INDICATORS

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

Major classifications of period-end loans are as follows:

	March 31,	% of Gross	December 31,	% of Gross	March 31,	% of Gross
	2015	Loans	2014	Loans	2014	Loans
Real estate loans
Multi-family residential	$69,968	5.57%	$51,586	4.93%	$51,182	5.01%
Residential 1-4 family	55,702	4.44%	47,222	4.51%	46,557	4.56%
Owner-occupied commercial	337,058	26.84%	259,805	24.84%	250,211	24.50%
Nonowner-occupied commercial	256,119	20.39%	201,558	19.27%	168,888	16.54%

Total permanent real estate loans	718,847	57.24%	560,171	53.55%	516,838	50.61%
Construction loans
Multi-family residential	7,318	0.58%	8,472	0.81%	22,717	2.22%
Residential 1-4 family	28,913	2.30%	28,109	2.69%	25,859	2.53%
Commercial real estate	25,477	2.03%	18,595	1.78%	34,936	3.42%
Commercial bare land and acquisition & development	11,987	0.95%	12,159	1.16%	11,456	1.12%
Residential bare land and acquisition & development	6,272	0.50%	6,632	0.63%	7,011	0.71%

Total construction real estate loans	79,967	6.36%	73,967	7.07%	101,979	10.00%

Total real estate loans	798,814	63.60%	634,138	60.62%	618,817	60.61%
Commercial loans	449,793	35.82%	406,568	38.87%	397,738	38.95%
Consumer loans	3,528	0.28%	3,862	0.37%	3,518	0.34%
Other loans	3,742	0.30%	1,443	0.14%	1,042	0.10%

Gross loans	1,255,877	100.00%	1,046,011	100.00%	1,021,115	100.00%
Deferred loan origination fees	(1,171)		(990)		(970)

	1,254,706		1,045,021		1,020,145
Allowance for loan losses	(15,724)		(15,637)		(15,394)

Total loans, net of allowance for loan losses and net deferred fees	$1,238,982		$1,029,384		$1,004,751

At March 31, 2015, outstanding loans to dental professionals totaled $311,006 and represented 24.76% of total outstanding loans, compared to dental professional loans of $306,391 or 29.29% of total outstanding loans at December 31, 2014, and $305,755 or 29.94% of total outstanding loans at March 31, 2014. See Note 5 for additional information on the dental loan portfolio. There are no other industry concentrations in excess of 10% of the total loan portfolio. However, as of March 31, 2015, 63.60% of the Company’s loan portfolio was collateralized by real estate and is, therefore, susceptible to changes in real estate market conditions.

Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the three months ended March 31, 2015, and 2014 is as follows:

	Three months ended
	March 31,
	2015	2014
Balance, beginning of period	$15,637	$15,917
Provision charged to income	—	—
Loans charged against allowance	(73)	(601)
Recoveries credited to allowance	160	78

Balance, end of period	$15,724	$15,394

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

The adequacy of the allowance for loan losses and the reserve for unfunded commitments is determined using a systematic methodology and is monitored regularly based on management’s evaluation of numerous factors. For each portfolio segment, these factors include:

•	The quality of the current loan portfolio,

•	The trend in the migration of the loan portfolio’s risk ratings,

•	The velocity of migration of losses and potential losses,

•	Current economic conditions,

•	Loan concentrations,

•	Loan growth rates,

•	Past-due and nonperforming trends,

•	Evaluation of specific loss estimates for all significant problem loans,

•	Recovery experience, and

•	Peer comparison loss rates.

A summary of the activity in the allowance for loan losses by major loan classification follows:

		For the three months ended March 31, 2015
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$5,733	$7,494	$1,077	$54	$1,279	$15,637
Charge-offs	(32)	(41)	—	—	—	(73)
Recoveries	104	45	5	6	—	160
Provision (reclassification)	(255)	39	(20)	(8)	244	—

Ending balance	$5,550	$7,537	$1,062	$52	$1,523	$15,724

	For the three months ended March 31, 2014
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$5,113	$7,668	$1,493	$68	$1,575	$15,917
Charge-offs	(417)	(24)	(155)	(5)	—	(601)
Recoveries	72	1	3	2	—	78
Provision (reclassification)	635	(416)	242	(2)	(459)	—

Ending balance	$5,403	$7,229	$1,583	$63	$1,116	$15,394

At March 31, 2015, the allowance for loan losses on dental loans was $3,912 compared to $4,187 at December 31, 2014 and $3,901 at March 31, 2014. See Note 5 for additional information on the dental loan portfolio.

	Balances as of March 31, 2015
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$5,492	$7,482	$949	$52	$1,523	$15,498
Ending allowance: individually evaluated for impairment	58	55	113	—	—	226

Total ending allowance	$5,550	$7,537	$1,062	$52	$1,523	$15,724

Ending loan balance: collectively evaluated for impairment	$451,040	$712,869	$79,449	$3,528	$—	$1,246,886
Ending loan balance: individually evaluated for impairment	2,495	5,978	518	—	—	8,991

Total ending loan balance	$453,535	$718,847	$79,967	$3,528	$—	$1,255,877

	Balances as of December 31, 2014
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$5,662	$7,438	$959	$54	$1,279	$15,392
Ending allowance: individually evaluated for impairment	71	56	118	—	—	245

Total ending allowance	$5,733	$7,494	$1,077	$54	$1,279	$15,637

Ending loan balance: collectively evaluated for impairment	$405,414	$555,146	$73,610	$3,862	$—	$1,038,032
Ending loan balance: individually evaluated for impairment	2,597	5,025	357	—	—	7,979

Total ending loan balance	$408,011	$560,171	$73,967	$3,862	$—	$1,046,011

	Balances as of March 31, 2014
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$5,286	$7,229	$1,457	$63	$1,116	$15,151
Ending allowance: individually evaluated for impairment	117	—	126	—	—	243

Total ending allowance	$5,403	$7,229	$1,583	$63	$1,116	$15,394

Ending loan balance: collectively evaluated for impairment	$392,976	$511,951	$101,609	$3,518	$—	$1,010,054
Ending loan balance: individually evaluated for impairment	5,804	4,887	370	—	—	11,061

Total ending loan balance	$398,780	$516,838	$101,979	$3,518	$—	$1,021,115

Management believes that the allowance for loan losses was adequate as of March 31, 2015. However, future loan losses may exceed the levels provided for in the allowance for loan losses and could possibly result in additional charges to the provision for loan losses.

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

The following tables present the Company’s loan portfolio information by loan type and credit grade at March 31, 2015, December 31, 2014, and March 31, 2014:

Credit Quality Indicators

As of March 31, 2015

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Real estate loans
Multi-family residential	$68,464	$—	$1,504	$—	$69,968
Residential 1-4 family	47,851	—	7,851	—	55,702
Owner-occupied commercial	325,628	—	11,430	—	337,058
Nonowner-occupied commercial	252,641	—	3,478	—	256,119

Total real estate loans	694,584	—	24,263	—	718,847

Construction
Multi-family residential	7,318	—	—	—	7,318
Residential 1-4 family	28,747	—	166	—	28,913
Commercial real estate	24,333	—	1,144	—	25,477
Commercial bare land and acquisition & development	11,697	—	290	—	11,987
Residential bare land and acquisition & development	5,765	—	507	—	6,272

Total construction loans	77,860	—	2,107	—	79,967

Commercial and other	439,566	—	13,969	—	453,535

Consumer	3,526	—	2	—	3,528

Totals	$1,215,536	$—	$40,341	$—	$1,255,877

Credit Quality Indicators

As of December 31, 2014

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Real estate loans
Multi-family residential	$50,074	$—	$1,512	$—	$51,586
Residential 1-4 family	39,527	—	7,695	—	47,222
Owner-occupied commercial	254,166	—	5,639	—	259,805
Nonowner-occupied commercial	197,940	—	3,618	—	201,558

Total real estate loans	541,707	—	18,464	—	560,171

Construction
Multi-family residential	8,472	—	—	—	8,472
Residential 1-4 family	28,109	—	—	—	28,109
Commercial real estate	17,645	—	950	—	18,595
Commercial bare land and acquisition & development	11,917	—	242	—	12,159
Residential bare land and acquisition & development	5,954	—	678	—	6,632

Total construction loans	72,097	—	1,870	—	73,967

Commercial and other	395,918	—	12,093	—	408,011

Consumer	3,854	—	8	—	3,862

Totals	$1,013,576	$—	$32,435	$—	$1,046,011

Credit Quality Indicators

As of March 31, 2014

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Real estate loans
Multi-family residential	$49,648	$—	$1,534	$—	$51,182
Residential 1-4 family	38,433	—	8,124	—	46,557
Owner-occupied commercial	240,330	4,254	5,627	—	250,211
Nonowner-occupied commercial	163,401	—	5,487	—	168,888

Total real estate loans	491,812	4,254	20,772	—	516,838

Construction
Multi-family residential	22,717	—	—	—	22,717
Residential 1-4 family	25,425	—	434	—	25,859
Commercial real estate	33,398	—	1,538	—	34,936
Commercial bare land and acquisition & development	11,234	—	222	—	11,456
Residential bare land and acquisition & development	4,378	—	2,633	—	7,011

Total construction loans	97,152	—	4,827	—	101,979

Commercial and other	385,605	—	12,216	959	398,780

Consumer	3,499	—	19	—	3,518

Totals	$978,068	$4,254	$37,834	$959	$1,021,115

At March 31, 2015, December 31, 2014, and March 31, 2014, the Company had $931, $562 and $420, respectively, in unfunded commitments on its classified loans, which is included in the calculation of our classified asset ratio.

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

The following tables present an aging analysis of past due and nonaccrual loans at March 31, 2015, December 31, 2014, and March 31, 2014:

Age Analysis of Loans Receivable

As of March 31, 2015

			Greater
	30-59 Days	60-89 Days	Than 90 days		Total Past
	Past Due	Past Due	Past Due		Due and	Total	Total Loans
	Still Accruing	Still Accruing	Still Accruing	Nonaccrual	Nonaccrual	Current	Receivable

Real estate loans
Multi-family residential	$1,507	$—	$—	$—	$1,507	$68,461	$69,968
Residential 1-4 family	216	—	—	830	1,046	54,656	55,702
Owner-occupied commercial	1,624	—	—	1,117	2,741	334,317	337,058
Nonowner-occupied commercial	—	—	—	897	897	255,222	256,119

Total real estate loans	3,347	—	—	2,844	6,191	712,656	718,847

Construction
Multi-family residential	—	—	—	—	—	7,318	7,318
Residential 1-4 family	—	—	—	166	166	28,747	28,913
Commercial real estate	—	—	—	—	—	25,477	25,477
Commercial bare land and acquisition & development	—	—	—	—	—	11,987	11,987
Residential bare land and acquisition & development	144	—	—	—	144	6,128	6,272

Total construction loans	144	—	—	166	310	79,657	79,967

Commercial and other	831	495	—	1,067	2,393	451,142	453,535

Consumer	5	1	—	—	6	3,522	3,528

Total	$4,327	$496	$—	$4,077	$8,900	$1,246,977	$1,255,877

Age Analysis of Loans Receivable

As of December 31, 2014

			Greater
	30-59 Days	60-89 Days	Than 90 days		Total Past
	Past Due	Past Due	Past Due		Due and	Total	Total Loans
	Still Accruing	Still Accruing	Still Accruing	Nonaccrual	Nonaccrual	Current	Receivable

Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$51,586	$51,586
Residential 1-4 family	568	—	—	320	888	46,334	47,222
Owner-occupied commercial	—	—	—	599	599	259,206	259,805
Nonowner-occupied commercial	605	—	—	906	1,511	200,047	201,558

Total real estate loans	1,173	—	—	1,825	2,998	557,173	560,171

Construction
Multi-family residential	—	—	—	—	—	8,472	8,472
Residential 1-4 family	—	—	—	—	—	28,109	28,109
Commercial real estate	—	—	—	—	—	18,595	18,595
Commercial bare land and acquisition & development	—	—	—	—	—	12,159	12,159
Residential bare land and acquisition & development	—	—	—	—	—	6,632	6,632

Total construction loans	—	—	—	—	—	73,967	73,967

Commercial and other	327	—	—	870	1,197	406,814	408,011

Consumer	4	1	—	—	5	3,857	3,862

Total	$1,504	$1	$—	$2,695	$4,200	$1,041,811	$1,046,011

Age Analysis of Loans Receivable

As of March 31, 2014

			Greater
	30-59 Days	60-89 Days	Than 90 days		Total Past
	Past Due	Past Due	Past Due		Due and	Total	Total Loans
	Still Accruing	Still Accruing	Still Accruing	Nonaccrual	Nonaccrual	Current	Receivable

Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$51,182	$51,182
Residential 1-4 family	198	—	—	752	950	45,607	46,557
Owner-occupied commercial	—	—	—	1,651	1,651	248,560	250,211
Nonowner-occupied commercial	1,068	—	—	136	1,204	167,684	168,888

Total real estate loans	1,266	—	—	2,539	3,805	513,033	516,838

Construction
Multi-family residential	—	—	—	—	—	22,717	22,717
Residential 1-4 family	—	—	—	—	—	25,859	25,859
Commercial real estate	—	—	—	—	—	34,936	34,936
Commercial bare land and acquisition & development	—	—	—	—	—	11,456	11,456
Residential bare land and acquisition & development	—	—	—	—	—	7,011	7,011

Total construction loans	—	—	—	—	—	101,979	101,979

Commercial and other	747	—	—	2,623	3,370	395,410	398,780

Consumer	1	5	—	—	6	3,512	3,518

Total	$2,014	$5	$—	$5,162	$7,181	$1,013,934	$1,021,115

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

The following tables display an analysis of the Company’s impaired loans at March 31, 2015, December 31, 2014, and March 31, 2014:

Impaired Loan Analysis

As of March 31, 2015

	Recorded	Recorded
	Investment	Investment				Related
	With No Specific	With Specific		Unpaid	Average	Specific
	Allowance	Allowance	Recorded	Principal	Recorded	Allowance
	Valuation	Valuation	Investment	Balance	Investment	Valuation

Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	1,025	312	1,337	1,850	1,031	1
Owner-occupied commercial	2,153	—	2,153	2,439	1,817	—
Nonowner-occupied commercial	2,434	54	2,488	2,585	2,467	54

Total real estate loans	5,612	366	5,978	6,874	5,315	55

Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	166	—	166	166	57	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	—	352	352	352	354	113

Total construction loans	166	352	518	518	411	113

Commercial and other	1,774	721	2,495	2,865	2,541	58

Consumer	—	—	—	—	—	—

Total impaired loans	$7,552	$1,439	$8,991	$10,257	$8,267	$226

Impaired Loan Analysis

As of December 31, 2014

	Recorded	Recorded
	Investment	Investment				Related
	With No Specific	With Specific		Unpaid	Average	Specific
	Allowance	Allowance	Recorded	Principal	Recorded	Allowance
	Valuation	Valuation	Investment	Balance	Investment	Valuation

Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	564	313	877	1,181	1,123	2
Owner-occupied commercial	1,645	—	1,645	1,878	2,372	—
Nonowner-occupied commercial	2,449	54	2,503	2,523	1,927	54

Total real estate loans	4,658	367	5,025	5,582	5,422	56

Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	—	357	357	357	365	118

Total construction loans	—	357	357	357	365	118

Commercial and other	2,025	572	2,597	2,946	3,924	71

Consumer	—	—	—	—	—	—

Total impaired loans	$6,683	$1,296	$7,979	$8,885	$9,711	$245

Impaired Loan Analysis

As of March 31, 2014

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation

Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	1,019	317	1,336	1,764	1,260	—
Owner-occupied commercial	2,723	—	2,723	2,956	2,737	—
Nonowner-occupied commercial	828	—	828	830	829	—

Total real estate loans	4,570	317	4,887	5,550	4,826	—

Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	—	370	370	370	372	126

Total construction loans	—	370	370	370	372	126

Commercial and other	4,320	1,484	5,804	11,523	5,394	117

Consumer	—	—	—	—	—	—

Total impaired loans	$8,890	$2,171	$11,061	$17,443	$10,592	$243

The impaired balances reported above are not adjusted for government guarantees of $1,607, $1,123, and $2,194 at March 31, 2015, December 31, 2014, and March 31, 2014, respectively. The recorded investment in impaired loans, net of government guarantees, totaled $7,384, $6,856 and $8,867 at March 31, 2015, December 31, 2014, and March 31, 2014, respectively.

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

The following table displays the Company’s TDRs by class at March 31, 2015, December 31, 2014, and March 31, 2014:

	Troubled Debt Restructurings as of
	March 31, 2015		December 31, 2014		March 31, 2014
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
Real estate
Multifamily residential	—	$—	—	$—	—	$—
Residential 1-4 family	6	713	7	768	7	805
Owner-occupied commercial	2	1,037	2	1,046	5	1,925
Non owner-occupied commercial	7	2,438	7	2,503	2	714

Total real estate loans	15	4,188	16	4,317	14	3,444
Construction
Multifamily residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—	—	—

Total construction loans	—	—	—	—	—	—

Commercial and other	12	2,189	12	2,259	10	2,488

Consumer	—	—	—	—	—	—

Total	27	$6,377	28	$6,576	24	$5,932

The recorded investment in TDRs on nonaccrual status totaled $1,814, $1,649, and $1,475 at March 31, 2015, December 31, 2014, and March 31, 2014, respectively. The Company’s policy is that loans placed on nonaccrual will typically remain on nonaccrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain. The Company’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

For the three months ended March 31, 2015, the Company identified no TDRs that were newly considered impaired for which impairment was previously measured under the Company’s general loan loss allowance methodology.

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

There were no newly restructured loans identified in the three months ended March 31, 2015. Below is a table of the newly restructured loans identified in the three months ended March 31, 2014.

Troubled Debt Restructurings Identified During the Three Months ended March 31, 2014
	Rate Modification	Term Modification	Interest-only Modification	Combination Modification

Real estate
Multi-family residential	$—	$—	$—	$—
Residential 1-4 family	—	—	—	—
Owner-occupied commercial	—	—	—	—
Nonowner-occupied commercial	—	—	—	—

Total real estate loans	—	—	—	—

Construction
Multi-family residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—

Commercial and other	—	285	496	—

Consumer	—	—	—	—

Total	$—	$285	$496	$—

Subsequent to a loan being classified as a TDR, a borrower may become unwilling or unable to abide by the terms of the modified agreement. In such cases of default, the Company takes appropriate action to recover principal and interest payments including the use of foreclosure proceedings. There were no TDRs that subsequently defaulted within the first twelve months of restructure during the periods ended March 31, 2015 and 2014.

At March 31, 2015, December 31, 2014, and March 31, 2014, the Company had no commitments to lend additional funds on loans restructured as TDRs.

NOTE 5 – DENTAL LOAN PORTFOLIO

Dental lending is not operated as a business segment, and dental loans are made in the normal course of commercial lending activities throughout the Company. However, to assist in understanding the concentrations and risks associated with the Company’s loan portfolio, the following Note has been included to provide additional information relating to the Company’s dental loan portfolio. At March 31, 2015, December 31, 2014, and March 31, 2014, loans to dental professionals totaled $311,006, $306,391, and $305,755, respectively, and represented 24.76%, 29.29% and 29.94% in principal amount of total outstanding loans, respectively. As of March 31, 2015, December 31, 2014, and March 31, 2014, the dental loans were supported by government guarantees totaling $11,916, $12,700 and $15,210, respectively. These guarantees represented 3.83%, 4.15% and 4.97% in principal amount of the outstanding dental loan balances as of such respective dates. The Company defines a “dental loan” as a loan to dental professionals for the purpose of practice expansion, acquisition or other purpose supported by the cash flows of a dental practice.

Loan Classification

Major classifications of dental loans at March 31, 2015, December 31, 2014, and March 31, 2014, were as follows:

	March 31, 2015	December 31, 2014	March 31, 2014
Real estate secured loans:
Owner-occupied commercial	$60,492	$60,092	$60,220
Other dental real estate loans	2,642	2,785	2,994

Total permanent real estate loans	63,134	62,877	63,214

Dental construction loans	744	604	4,058

Total real estate loans	63,878	63,481	67,272

Commercial loans	247,128	242,910	238,483

Gross loans	$311,006	$306,391	$305,755

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

	March 31, 2015	December 31, 2014	March 31, 2014
Local	$159,726	$159,425	$172,022
National	151,280	146,966	133,733

Total	$311,006	$306,391	$305,755

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

	Three months ended March 31,
	2015	2014
Balance, beginning of period	$4,187	$3,730
Provision (reclassification)	(241)	578
Loans charged against allowance	(42)	(416)
Recoveries credited to allowance	8	9

Balance, end of period	$3,912	$3,901

Credit Quality

Please refer to Note 4 for additional information on the definitions of the credit quality indicators.

The following tables present the Company’s dental loan portfolio by market and credit grade at March 31, 2015, December 31, 2014, and March 31, 2014:

As of March 31, 2015

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Local	$156,986	$—	$2,740	$—	$159,726
National	148,488	—	2,792	—	151,280

Total	$305,474	$—	$5,532	$—	$311,006

As of December 31, 2014

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Local	$156,589	$—	$2,836	$—	$159,425
National	144,120	—	2,846	—	146,966

Total	$300,709	$—	$5,682	$—	$306,391

As of March 31, 2014

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals

Local	$167,172	$—	$4,850	$—	$172,022
National	131,999	—	1,734	—	133,733

Total	$299,171	$—	$6,584	$—	$305,755

Past Due and Nonaccrual Loans

The following tables present an aged analysis of the dental loan portfolio by market, including nonaccrual loans, as of March 31, 2015, December 31, 2014, and March 31, 2014:

As of March 31, 2015

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

Local	$319	$—	$—	$542	$861	$158,865	$159,726
National	—	—	—	—	—	151,280	151,280

Total	$319	$—	$—	$542	$861	$310,145	$311,006

As of December 31, 2014

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

Local	$327	$—	$—	$597	$924	$158,501	$159,425
National	—	—	—	—	—	146,966	146,966

Total	$327	$—	$—	$597	$924	$305,467	$306,391

As of March 31, 2014

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

Local	$601	$—	$—	$1,924	$2,525	$169,497	$172,022
National	—	—	—	224	224	133,509	133,733

Total	$601	$—	$—	$2,148	$2,749	$303,006	$305,755

NOTE 6 – FEDERAL FUNDS AND OVERNIGHT FUNDS PURCHASED

At March 31, 2015, the Company had unsecured federal funds borrowing lines with various correspondent banks totaling $129,000. At March 31, 2015, December 31, 2014, and March 31, 2014 there was $0, $0, and $5,620 outstanding on these lines, respectively.

The Company also has a secured overnight borrowing line available from the Federal Reserve Bank of San Francisco (“FRB”) that totaled $68,359, $65,084 and $96,615 at March 31, 2015, December 31, 2014, and March 31, 2014, respectively. At March 31, 2015, the FRB borrowing line was secured by the pledge of approximately $145,186 of commercial loans under the Company’s Borrower-In-Custody program. At March 31, 2015, December 31, 2014, and March 31, 2014, there were no outstanding borrowings on this line.

NOTE 7 – FEDERAL HOME LOAN BANK BORROWINGS

The Company has a borrowing limit with the Federal Home Loan Bank of Seattle (“FHLB”) equal to 30% of total assets, subject to the value of discounted collateral pledged. On January 12, 2015, the FHLB Seattle announced that the Federal Housing Finance Agency has approved the merger application of the FHLB Seattle and the FHLB Des Moines. On February 27, 2015, the FHLB Seattle announced that the members of both banks ratified the Agreement and Plan of Merger approved by their respective boards. The merger is expected to close May 31, 2015. At that time, the combined entity will be buying back excess stock above what is needed to support borrowings. If the merger is completed, this has the potential to result in a decrease of the Bank’s outstanding FHLB stock.

The Company does have the ability to access the FHLB excess stock pool, thus borrowing is not limited by FHLB stock held. At March 31, 2015, the maximum borrowing line was $534,255; however, the FHLB borrowing line was limited by the discounted value of collateral pledged. The Company had pledged $617,623 in real estate loans to the FHLB that had a discounted value of $403,638. There was $61,000 borrowed on this line at March 31, 2015.

At December 31, 2014, the maximum FHLB borrowing line was $451,298, and the Company had pledged real estate loans and securities to the FHLB with a discounted value of $318,854. There was $96,000 borrowed on this line at December 31, 2014.

At March 31, 2014, the maximum FHLB borrowing line was $441,477, and the Company had pledged real estate loans and securities to the FHLB with a discounted collateral value of $237,868. There was $175,000 borrowed on this line at March 31, 2014.

	Current	March 31,	December 31,	March 31,
	Rates	2015	2014	2014

Cash management advance	NA	$—	$—	$—
2014	—	—	—	134,000
2015	0.28% - 1.60%	33,500	68,500	13,500
2016	1.84% - 2.36%	22,500	22,500	22,500
2017	2.28%	3,000	3,000	3,000
2018		—	—	—
2019		—	—	—
Thereafter	3.85%	2,000	2,000	2,000

		$61,000	$96,000	$175,000

NOTE 8 – SHARE-BASED COMPENSATION

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

For the three months ended March 31, 2015, 7,052 RSUs were granted, these RSUs cliff vest January 1, 2019. Shares of common stock will be issued as soon as practicable upon vesting. There were no grants made during the three months ended March 31, 2014.

The following table summarizes the shares and the aggregate grant-date fair market values of the equity-based awards granted during the three months ended March 31, 2015:

	Three months ended March 31, 2015
	Shares	Grant Date Fair Market Value
Equity-based awards:
Director restricted stock	—	$—
Employee stock options	—	—
Employee stock SARs	—	—
Employee RSUs	7,052	100

	7,052	$100

There were no equity-based awards granted during the three months ended March 31, 2014.

The following table provides a summary of the Company’s RSU activity, including the weighted average grant date fair value per share, for the three months ended March 31, 2015:

	Three months ended
	March 31, 2015
	Non-Vested Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, beginning of period	306,532	$11.18
Granted	7,052	14.18
Vested shares issued	—	—
Vested shares surrendered for taxes	—	—
Forfeited or expired	(3,138)	11.61

Balance, end of period	310,446	$11.25

The following table identifies the compensation expense recorded and tax benefits received by the Company on its share-based compensation plans for the three months ended March 31, 2015, and 2014:

	Three months ended
	March 31,
	2015		2014
	Compensation Expense	Tax Benefit	Compensation Expense	Tax Benefit
Equity-based awards:
Director restricted stock	$—	$—	$—	$—
Employee stock options	—	—	13	—
Employee stock SARs	—	—	27	10
Employee RSUs	332	126	229	87
Liability-based awards:
Employee cash SARs	—	—	55	21

	$332	$126	$324	$118

The following table identifies stock options, employee stock SARs, and employee cash SARs exercised during the three months ended March 31, 2015:

	Three months ended
	March 31, 2015
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	1,102	$12.25	$2	1,102	NA
Employee stock SARs	613	$11.69	$1	—	NA
Employee cash SARs	208	$12.07	NA	NA	$—

No liability-based or equity-based awards vested during the three months ended March 31, 2015.

The following table identifies stock options, employee stock SARs, and employee cash SARs exercised during the three months ended March 31, 2014:

	Three months ended
	March 31, 2014
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	16,779	$11.29	$57	—	NA
Employee stock SARs	12,179	$11.92	$22	1,440	NA
Employee cash SARs	4,226	$12.28	NA	NA	$5

No liability-based or equity-based awards vested during the three months ended March 31, 2014.

At March 31, 2015, the Company had estimated unrecognized compensation expense of approximately $2,142 for unvested RSUs. These amounts are based on historical forfeiture rates of 13.00% for all RSUs granted to employees. The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested RSUs was approximately 2.45 years as of March 31, 2015.

NOTE 9 – FAIR VALUE

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2015, December 31, 2014, and March 31, 2014, in accordance with the provisions of FASB ASC 825 “Financial Instruments.” The use of different assumptions and estimation methods could have a significant effect on the reported fair value amounts. Accordingly, the estimates of fair value herein are not necessarily indicative of the amounts that might be realized in a current market exchange.

	March 31, 2015		December 31, 2014		March 31, 2014
	Carrying		Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$38,209	$38,209	$25,787	$25,787	$27,584	$27,584
Securities available-for-sale	379,497	379,497	351,946	351,946	341,992	341,992
Loans	1,254,706	1,239,718	1,045,021	1,033,254	1,020,145	1,005,718
Federal Home Loan Bank stock	10,531	10,531	10,019	10,019	10,327	10,327
Interest receivable	5,387	5,387	4,773	4,773	4,693	4,693
Bank-owned life insurance	22,401	22,401	16,609	16,609	16,253	16,253
Swap derivative	53	53	176	176	325	325

Financial liabilities:
Deposits	$1,496,747	$1,496,762	$1,209,093	$1,209,240	$1,097,355	$1,097,614
Federal funds and overnight funds purchased	—	—	—	—	5,620	5,620
Federal Home Loan Bank borrowings	61,000	61,710	96,000	96,721	175,000	175,978
Junior subordinated debentures	8,248	2,453	8,248	2,410	8,248	2,254
Accrued interest payable	197	197	176	176	201	201

Cash and cash equivalents – The carrying amount approximates fair value.

Securities available-for-sale – Fair value is based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans – For variable rate loans that reprice frequently and have no significant change in credit risk, fair value is based on carrying values. Fair value of fixed rate loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable, and consider credit risk. The Company uses an independent third-party to establish the fair value of loans.

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

The following table presents information about the level in the fair value hierarchy for the Company’s assets and liabilities not measured and carried at fair value as of March 31, 2015, December 31, 2014, and March 31, 2014:

	Carrying Amount	Fair Value at March 31, 2015
		Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$38,209	$38,209	$—	$—
Loans	1,254,706	—	—	1,239,718
Federal Home Loan Bank stock	10,531	10,531	—	—
Interest receivable	5,387	5,387	—	—

Financial liabilities:
Deposits	$1,496,747	$—	$1,496,762	$—
Federal funds and overnight funds purchased	—	—	—	—
Federal Home Loan Bank borrowings	61,000	—	61,710	—
Junior subordinated debentures	8,248	—	2,453	—
Accrued interest payable	197	197	—	—

	Carrying Amount	Fair Value at December 31, 2014
		Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$25,787	$25,787	$—	$—
Loans	1,045,021	—	—	1,033,254
Federal Home Loan Bank stock	10,019	10,019	—	—
Accrued interest receivable	4,773	4,773	—	—

Financial liabilities:
Deposits	$1,209,093	$—	$1,209,240	$—
Federal funds and overnight funds purchased	—	—	—	—
Federal Home Loan Bank borrowings	96,000	—	96,721	—
Junior subordinated debentures	8,248	—	2,410	—
Accrued interest payable	176	176	—	—

	Carrying Amount	Fair Value at March 31, 2014
		Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$27,584	$27,584	$—	$—
Loans	1,020,145	—	—	1,005,718
Federal Home Loan Bank stock	10,327	10,327	—	—
Accrued interest receivable	4,693	4,693	—	—

Financial liabilities:
Deposits	$1,097,355	$—	$1,097,614	$—
Federal funds and overnight funds purchased	5,620	5,620	—	—
Federal Home Loan Bank borrowings	175,000	—	175,978	—
Junior subordinated debentures	8,248	—	2,254	—
Accrued interest payable	201	201	—	—

The tables below show assets measured at fair value on a recurring basis as of March 31, 2015, December 31, 2014, and March 31, 2014:

	Carrying	Fair Value at March 31, 2015
	Value	Level 1	Level 2	Level 3

Available-for-sale securities
Obligations of U.S. government agencies	$46,892	$—	$46,892	$—
Obligations of states and political subdivisions	86,230	—	86,230	—
Mortgage-backed securities	208,017	—	208,017	—
Private-label mortgage-backed securities	3,600	—	2,056	1,544
SBA variable rate pools	33,859	—	33,859	—
Corporate securities	899	—	899	—
Swap derivative	53	53	—	—

Total assets measured on a recurring basis	$379,550	$53	$377,953	$1,544

	Carrying	Fair Value at December 31, 2014
	Value	Level 1	Level 2	Level 3

Available-for-sale securities
Obligations of U.S. government agencies	$39,185	$—	$39,185	$—
Obligations of states and political subdivisions	83,981	—	83,981	—
Mortgage-backed securities	205,390	—	205,390	—
Private-label mortgage-backed securities	3,816	—	2,248	1,568
SBA variable rate pools	19,574	—	19,574	—
Swap derivative	176	176	—	—

Total assets measured on a recurring basis	$352,122	$176	$350,378	$1,568

		Fair Value at March 31, 2014
	Value	Level 1	Level 2	Level 3

Available-for-sale securities
Obligations of U.S. government agencies	$36,470	$—	$36,470	$—
Obligations of states and political subdivisions	78,221	—	78,221	—
Mortgage-backed securities	213,238	—	213,238	—
Private-label mortgage-backed securities	5,061	—	3,287	1,774
SBA variable rate pools	9,002	—	9,002	—
Swap derivative	325	325	—	—

Total assets measured on a recurring basis	$342,317	$325	$340,218	$1,774

No transfers to or from Levels 1 and 2 occurred on assets measured at fair value on a recurring basis during the three months ended March 31, 2015, and 2014, or during the year ended December 31, 2014.

The following is a description of the inputs and valuation methodologies used for assets recorded at fair value on a recurring basis. Fair value for all classes of available-for-sale securities is estimated by obtaining quoted market prices for identical assets, where available. If such prices are not available, fair value is based on independent asset pricing services and models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, prepayments, defaults, cumulative loss projections, and cash flows. Fair value of the swap derivative is determined by FTN Financial, and represents an active price quote which it would pay or the Bank would be charged to leave the swap early. There have been no significant changes in the valuation techniques during the periods reported.

The following table provides a reconciliation of assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended March 31, 2015, and 2014:

	Three months ended
	March 31,
	2015	2014
Beginning balance	$1,568	$1,786
Transfers to Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses
Included in earnings	—	—
Included in other comprehensive income	13	50
Paydowns	(37)	(62)
Purchases, issuances, sales and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—

Ending balance	$1,544	$1,774

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

There have been no significant changes in the valuation techniques during the periods reported.

The tables below show assets measured at fair value on a nonrecurring basis as of March 31, 2015, December 31, 2014, and March 31, 2014:

	Carrying	Fair Value
March 31, 2015	Value	Level 1	Level 2	Level 3

Loans measured for impairment (net of government guarantees and specific reserves)	$3,310	$—	$—	$3,310
Other real estate owned	14,167	—	—	14,167

Total	$17,477	$—	$—	$17,477

	Carrying	Fair Value
December 31, 2014	Value	Level 1	Level 2	Level 3

Loans measured for impairment (net of government guarantees and specific reserves)	$3,110	$—	$—	$3,110
Other real estate owned	13,374	—	—	13,374

Total	$16,484	$—	$—	$16,484

	Carrying	Fair Value
March 31, 2014	Value	Level 1	Level 2	Level 3

Loans measured for impairment (net of government guarantees and specific reserves)	$5,452	$—	$—	$5,452
Other real estate owned	11,531	—	—	11,531

Total	$16,983	$—	$—	$16,983

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

NOTE 10 – DERIVATIVE INSTRUMENTS

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

During the second quarter 2013, the Company entered into an interest rate swap agreement with an $8,000 notional amount to convert its variable-rate Junior Subordinated Debenture debt into a fixed rate for a term of seven years at a rate of 2.73%. The derivative is designated as a cash flow hedge. The hedge meets the definition of highly effective and the Company expects the hedge to be highly effective throughout the remaining term of the swap. The fair value of the derivative instrument at March 31, 2015, was a $53 unrealized gain, which is recorded in the other asset section of the consolidated balance sheet, net of the tax effect. No gain or loss was recognized in earnings for the three months ended March 31, 2015, related to interest rate swaps.

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

NOTE 11 – REGULATORY MATTERS

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

In July 2013, the Federal Reserve Board and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the Basel Committee’s current international regulatory capital accord (Basel III). These rules were effective January 1, 2015 and replaced the federal banking agencies’ general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. The new rules implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.50%; (b) a Tier 1 capital ratio of 6.00% (which is an increase from 4.00%); (c) a total capital ratio of 8.00%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4.00%. The new rules permit depository institution holding companies with less than $15 billion in total consolidated assets as of December 31, 2009, such as the Company, to include trust preferred securities in Tier 1 capital.

The new rules made it optional for banks and bank holding companies to include accumulated other comprehensive income in their calculations of Tier 1 capital. The Company’s accumulated other comprehensive income consists primarily of the unrealized gain or loss on the securities portfolio as a result of marking securities available-for-sale to market. The Company opted to exclude accumulated other comprehensive income from its calculation of Tier 1 capital. Overall, the new rules did not materially impact the Company’s reported capital ratios for first quarter 2015. The Company continues to evaluate the impact of the rules as they are phased in over the next few years.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to leverage assets. Management believes that, as of March 31, 2015, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of March 31, 2015, and according to Federal Reserve and FDIC guidelines, the Bank was considered to be well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015:
Total capital (to risk weighted assets)
Bank:	$188,054	13.02%	$115,569	8.00%	$144,462	10.00%
Company:	$189,053	13.08%	NA		NA
Tier 1 capital (to risk (to risk weighted assets)
Bank:	$171,920	11.90%	$86,677	6.00%	$115,569	8.00%
Company:	$172,919	11.97%	NA		NA
Common Equity Tier 1 (to risk weighted assets)
Bank:	$171,920	11.90%	$65,008	4.50%	$93,900	6.50%
Company:	$164,919	11.41%	NA		NA
Tier 1 leverage ratio (to leverage assets)
Bank:	$171,920	11.26%	$61,079	4.00%	$72,231	5.00%
Company:	$172,919	11.31%	NA		NA

As of December 31, 2014:
Total capital (to risk weighted assets)
Bank:	$176,199	15.48%	$91,040	8.00%	$113,800	10.00%
Company:	$179,109	15.73%	NA		NA
Tier 1 capital (to risk weighted assets)
Bank:	$161,954	14.23%	$45,520	4.00%	$68,280	6.00%
Company:	$164,864	14.48%	NA		NA
Tier 1 capital (to leverage assets)
Bank:	$161,954	11.13%	$58,193	4.00%	$72,741	5.00%
Company:	$164,864	11.33%	NA		NA

As of March, 2014:
Total capital (to risk weighted assets)
Bank:	$174,838	15.93%	$87,806	8.00%	$109,757	10.00%
Company:	$177,952	16.21%	NA		NA
Tier 1 capital (to risk weighted assets)
Bank:	$161,095	14.68%	$43,903	4.00%	$65,854	6.00%
Company:	$164,209	14.95%	NA		NA
Tier 1 capital (to leverage assets)
Bank:	$161,095	11.22%	$57,429	4.00%	$71,786	5.00%
Company:	$164,209	11.44%	NA		NA

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Consolidated Financial Statements alone. The discussion should be read in conjunction with the consolidated financial statements and the notes included in this report. Please refer also to our Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in the Company’s 2014 Form 10-K. All dollar amounts, except share and per share data, are expressed in thousands of dollars.

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding projected results, the expected interest rate environment and its impact on our business, loan yields and expected prepayments, net interest margin, expectations regarding nonperforming assets, loan growth, earning asset mix, expected cash flows from the securities portfolio, expectations regarding the Company’s securities portfolio and the sale of securities, their value and yields, growth in core deposits and cost, capital levels, liquidity and dividends, expectations regarding certain large depositor relationships, the outcome of legal proceedings, management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this report, and our other reports filed with the SEC:

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

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in Part I, Item 1A “Risk Factors” in the Company’s 2014 Form 10-K and Part II, Item 1A, “Risk Factors” in this report and elsewhere in this report or in our other reports with the SEC, include risks and uncertainties described or referred to in Part I, Item 1 “Business” under the captions “Competition” and “Supervision and Regulation” in the Company’s 2014 Form 10-K and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Please take into account that forward-looking statements speak only as of the date of this report or documents incorporated by reference. The Company does not undertake any obligation to publicly correct or update any forward-looking statement whether as a result of new information, future events or otherwise.

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

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2014 Form 10-K. Management believes that the following policies and those disclosed in the Notes to Consolidated Financial Statements in the Company’s 2014 Form 10-K should be considered critical under the SEC definition:

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

Troubled Debt Restructurings

In the normal course of business, the Company may modify the terms of certain loans, attempting to protect as much of its investment as possible. Management evaluates the circumstances surrounding each modification to determine whether it is a troubled debt restructuring (“TDR”). TDRs exist when 1) the restructuring constitutes a concession, and 2) the debtor is experiencing financial difficulties. Additional information regarding the Company’s TDRs can be found in Note 4 of the Notes to Consolidated Financial Statements in Item 1 of Part I of this report

Business Combinations

The Company applies the acquisition method of accounting for business combinations in accordance with ASC 805 “Business Combinations.” Under the acquisition method, the Company recognizes all assets acquired and liabilities assumed at their acquisition date fair values. Management uses industry accepted valuation techniques to determine these fair values, and when appropriate includes assistance from independent third-party appraisal firms. Any excess of the purchase price over amounts allocated to the assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Additional information regarding the Company’s acquisition of Capital Pacific Bancorp can be found in Note 2 of the Notes to Consolidated Financial Statements in Item 1 of Part I of this report.

Goodwill and Intangible Assets

At March 31, 2015, the Company had $43,306 in goodwill and other intangible assets. In accordance with financial accounting standards, assets with indefinite lives are periodically tested for impairment. Management performs an impairment analysis of its goodwill and intangible assets with indefinite lives at least annually and has determined that there was no impairment as of December 31, 2014, the date the most recent analysis was performed.

Share-based Compensation

In accordance with FASB ASC 718, “Stock Compensation,” we recognize expense in the income statement for the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of each grant is estimated as of the grant date using the Black-Scholes option-pricing model. Management assumptions utilized at the time of grant impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately, the expense that will be recognized over the expected service period. Additional information is included in Note 8 of the Notes to Consolidated Financial Statements in Item 1 of Part I of this report.

Fair Value Measurements

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820, “Fair Value Measurements,” establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources while unobservable inputs reflect our estimates about market data. In general, fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities traded in active markets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Additional information regarding the Company’s fair value measurements can be found in Note 9 of the Notes to Consolidated Financial Statements in Item 1 of Part I of this report.

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-01 permits an entity to make an accounting policy election to account for its investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014, and should be applied prospectively. The adoption of ASU No. 2014-01 did not have a material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014, and can be applied with a modified retrospective transition method or prospectively. The adoption of ASU No. 2014-04 did not have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 improves the financial reporting of repurchase agreements and other similar transactions by introducing two accounting changes: (1) repurchase-to-maturity transactions will be accounted for as secured borrowing transactions on the balance sheet (previously, they were accounted for as sales when certain conditions were met), and (2) for repurchase financing arrangements, an entity will account separately for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. It also requires enhanced disclosures about repurchase agreements and other similar transactions. The amendments in this update will be effective for the first interim or annual period beginning after December 31, 2014, with the exception of the collateral disclosures which will be effective for interim periods beginning after March 15, 2015. Early application is not permitted. The adoption of ASU No. 2014-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 was issued to clarify that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. ASU 2014-12 becomes effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. As of December 31, 2014, the Company did not have any share-based payment awards that include performance targets that could be achieved after the requisite service period. As such, the adoption of ASU No. 2014-12 did have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU No. 2014-15 is not expected to have a material impact on the Company’s consolidated financial statements.

FINANCIAL HIGHLIGHTS

	For the three months ended
	March 31,
	2015	2014	% Change

Net income	$2,802	$3,832	-26.88%
Operating revenue (1)	$16,248	$15,367	5.73%

Earnings per share
Basic	$0.15	$0.21	-28.57%
Diluted	$0.15	$0.21	-28.57%

Assets, period-end	$1,780,849	$1,471,591	21.02%
Gross loans, period-end	$1,255,877	$1,021,115	22.99%
Core deposits, period end (2)	$1,417,397	$990,933	43.04%
Deposits, period-end	$1,496,747	$1,097,355	36.40%

Return on average assets (3)	0.72%	1.06%
Return on average equity (3)	5.91%	8.61%
Return on average tangible equity (3) (4)	7.05%	9.90%

(1)	Operating revenue is defined as net interest income plus noninterest income.
(2)	Defined by the Company as demand, interest checking, money market, savings, and local nonpublic time deposits, including local nonpublic time deposits in excess of $100.
(3)	Amounts annualized.
(4)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.

On March 6, 2015, the Company completed the acquisition of Capital Pacific Bank. During the weekend of March 20, 2015, the Company successfully converted the Capital Pacific core systems to the Company’s core operating system. A summary of the assets and liabilities acquired through this transaction is provided in Note 2 of the Notes to Consolidated Financial Statements in Item 1 of Part I of this report.

The Company earned $2,802 or $0.15 per diluted share in first quarter 2015, compared to $3,832 or $0.21 per diluted share in first quarter 2014. The decline in net income was primarily due to $1,836 of pre-tax merger expense related to the Capital Pacific acquisition, which lowered first quarter 2015 net income by $1,203 or $0.07 per share.

During first quarter 2015, the Company continued to experience organic growth in outstanding loans. Outstanding loans at March 31, 2015, were $1,255,877, up $209,866 over December 31, 2014, outstanding loans. At March 31, 2015 the remaining outstanding balance of loans acquired in the Capital Pacific transaction totaled $199,860, with the additional $10,006 attributable to organic growth.

Organic core deposit growth accelerated during the first quarter 2015, which is atypical when compared to prior year’s seasonal patterns, as typically core deposits are flat with or down from year-end deposits. Outstanding core deposits at March 31, 2015, were $1,417,397, up $306,536 over December 31, 2014. Core deposits at March 31, 2015 included $223,043 of deposits acquired in the Capital Pacific transaction, while organic growth in core deposits accounted for the remaining $83,493 of the increase.

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

	March 31,	December 31,	March 31,
	2015	2014	2014
Total shareholders’ equity	$210,651	$184,161	$181,398
Subtract:
Goodwill	(39,032)	(22,881)	(22,881)
Core deposit intangible assets	(4,274)	(614)	(704)

Tangible shareholders’ equity (non-GAAP)	$167,345	$160,666	$157,813

Book value per share	$10.80	$10.39	$10.13
Tangible book value per share (non-GAAP)	$8.58	$9.07	$8.81

Year-to-date return on average equity	5.91%	8.83%	8.61%
Year-to-date return on average tangible equity (non-GAAP)	7.05%	10.14%	9.90%

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

Net interest margin as a percentage of average earning assets for first quarter 2015 was 4.27%, an improvement of 3 basis points over the prior quarter, and down 5 basis points from first quarter 2014. The linked-quarter increase in the net interest margin was primarily due to an improvement in the yield on earning assets as the yield on average loans increased by 1 basis point. The increase in loan yield in first quarter 2015 when compared to fourth quarter 2014 was primarily due to an increase in accretion of fair value marks on acquired loans. During the first quarter 2015, accretion of loan fair value marks was $387 and added 11 basis points to the net interest margin, compared to loan fair value accretion of $90 in fourth quarter 2014 that added 4 basis points to the net interest margin. The decline in year-over-year net interest margin of 5 basis points was primarily due to a drop in the yield of earning assets as the yield on average loans in first quarter 2015 was down 4 basis points from first quarter 2014, and the yield on taxable securities was down 24 basis points for the same period. Below is a summary of the core net interest margin, which excludes nonrecurring items and accretion of fair value marks, for first quarter 2015, fourth quarter 2014 and first quarter 2014. This summary presents a reconciliation of the net interest margin to adjusted net interest margin for the period:

Reconciliation of Adjusted Net Interest Income to Net Interest Income

	Three months ended
	March 31,	December 31,	March 31,
	2015	2014	2014
Tax equivalent net interest income (1)	$15,243	$14,643	$14,304
Subtract
Century Bank accretion	138	90	225
Capital Pacific Bank accretion	249	—	—
Interest recoveries on nonaccrual loans	—	—	—
Prepayment penalties	—	46	—

Adjusted net interest income (non-GAAP)	$14,856	$14,507	$14,079

Average earnings assets	$1,448,767	$1,369,439	$1,343,429

Net interest margin	4.27%	4.24%	4.32%
Core net interest margin (non-GAAP)	4.16%	4.20%	4.25%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of $271, $269, and $260 for the three months ended March 31, 2015, December 31, 2014, and March 31, 2014, respectively.

The following table presents condensed balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates on interest-bearing liabilities, for the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014:

Table I

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Three months ended			Three months ended
	March 31, 2015			March 31, 2014
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$10,662	$5	0.19%	$3,059	$2	0.27%
Securities available-for-sale:
Taxable	285,802	1,375	1.95%	278,634	1,532	2.23%
Tax-exempt(1)	74,597	774	4.21%	69,081	743	4.36%
Loans, net of deferred fees and allowance(2)	1,077,706	14,185	5.34%	992,655	13,174	5.38%

Total interest-earning assets(1)	1,448,767	16,339	4.57%	1,343,429	15,451	4.66%

Non earning assets
Cash and due from banks	20,349			17,995
Property and equipment	17,812			18,735
Goodwill & intangible assets	31,093			23,601
Interest receivable and other assets	55,746			57,335

Total nonearning assets	125,000			117,666

Total assets	$1,573,767			$1,461,095

Interest-bearing liabilities
Money market and NOW accounts	$642,401	($431)	-0.27%	$536,309	$(383)	-0.29%
Savings deposits	56,201	(18)	-0.13%	48,029	(17)	-0.14%
Time deposits - core (3)	62,236	(73)	-0.48%	62,776	(90)	-0.58%

Total interest-bearing core deposits	760,838	(522)	-0.28%	647,114	(490)	-0.31%

Time deposits - noncore	82,986	(288)	-1.41%	101,421	(316)	-1.26%
Federal funds purchased	894	(2)	-0.91%	2,947	(5)	-0.69%
FHLB & FRB borrowings	81,909	(228)	-1.13%	170,186	(280)	-0.67%
Junior subordinated debenture	8,248	(56)	-2.75%	8,248	(56)	-2.75%

Total interest-bearing wholesale funding	174,037	(574)	-1.34%	282,802	(657)	-0.94%

Total interest-bearing liabilities	934,875	(1,096)	-0.48%	929,916	(1,147)	-0.50%

Noninterest-bearing liabilities
Demand deposits	439,780			345,369
Interest payable and other	6,772			5,280

Total noninterest liabilities	446,552			350,649

Total liabilities	1,381,427			1,280,565
Shareholders’ equity	192,340			180,530

Total liabilities and shareholders’ equity	$1,573,767			$1,461,095

Net interest income		$15,243			$14,304

Net interest margin(1)		4.27%			4.32%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $271 and $260 for the three months ended March 31, 2015, and March 31, 2014, respectively.

Net interest margin was positively impacted by 8 basis points for the three months ended March 31, 2015, and March 31, 2014, respectively.

(2)	Interest income includes recognized loan origination fees of $147 and $129 for the three months ended March 31, 2015, and March 31, 2014, respectively.
(3)	Defined by the Company as interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.

First quarter 2015 average volumes in Table I include the impact of assets and liabilities added from the Capital Pacific transaction for the period March 6, 2015 through March 31, 2015 or 25 days. The acquisition of Capital Pacific Bank added approximately $52,000 to average assets in the first quarter 2015. Table I shows that earning asset yields in first quarter 2015 were 4.57%, down 9 basis points from the 4.66% recorded in first quarter 2014. Lower yields on both the securities and loan portfolio were primarily responsible for the decline in earning asset yields. New loans continue to be booked at rates lower than the average portfolio rate, which continued to slowly reduce the overall portfolio yield. The decline in the yield on securities reflects more recent purchases, which have been defensive in nature against rising rates, thus are also being booked at lower rates than the average portfolio.

The cost of interest-bearing liabilities decreased by 2 basis points from 0.50% in first quarter 2015 compared to 0.48% in first quarter 2014. The rate on interest-bearing core deposits declined by 3 basis points, while the cost of wholesale funding increased by 40 basis points. However, wholesale funding volumes in first quarter 2015 were proportionally much less of total funding than first quarter 2014 due to the growth in core deposit average volumes, thus the increase of 40 basis points in cost of wholesale funding had much less influence on the overall cost of funds and net interest margin. Average wholesale funding volumes were down $108,765 in first quarter 2015 from first quarter 2014. The first quarter 2015 net interest margin also benefitted from a significant increase in average non-interest bearing deposits. First quarter 2015 average non-interest bearing deposits were up $94,411 or 27.34% over first quarter 2014.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended March 31, 2015, compared to March 31, 2014.

Table II

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Three months ended March 31, 2015 compared to March 31, 2014 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$5	$(2)	$3
Securities available-for-sale:
Taxable	39	(196)	(157)
Tax-exempt(1)	60	(29)	31
Loans, net of deferred fees and allowance	1,129	(118)	1,011

Total interest-earning assets(1)	1,233	(345)	888

Interest paid on:
Money market and NOW accounts	76	(28)	48
Savings deposits	3	(2)	1
Time deposits - core (2)	(1)	(16)	(17)

Total interest-bearing core deposits	78	(46)	32

Time deposits - noncore	(57)	29	(28)
Federal funds purchased	(3)	—	(3)
FHLB & FRB borrowings	(145)	93	(52)
Junior subordinated debenture	—	—	—

Total interest-bearing wholesale funding	(205)	122	(83)

Total interest-bearing liabilities	(127)	76	(51)

Net interest income(1)	$1,360	$(421)	$939

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $271 and $260 for the three months ended March 31, 2015 and March 31, 2014, respectively.
(2)	Interest income includes recognized loan origination fees of $147 and $129 for the three months ended March 31, 2015, and March 31, 2014, respectively.

The first quarter 2015 rate/volume analysis shows that net interest income increased by $939 over first quarter 2014. Interest income increased $888, while interest expense decreased $51. The increase in interest income was due to higher volumes, which generated an additional $1,233 in income, which was partially offset by a decline in interest income of $345 due to lower rates. The acquisition of Capital Pacific, which moved a greater portion of our assets into loans, contributed to improvement in interest income during the quarter

The decrease in interest expense in first quarter 2015, when compared to first quarter 2014, was primarily due to a change in the mix of interest-bearing liability volumes. Higher volumes of interest-bearing core deposits increased interest expense, but a corresponding decrease in interest-bearing wholesale funding balances more than offset the effect of core deposits. In addition, lower rates on non-interest core deposits also contributed to the decline in interest expense in the first quarter 2015.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the three months ended March 31, 2015, and 2014:

	Three months ended March 31,
	2015	2014
Balance, beginning of period	$15,637	$15,917
Provision charged to income	—	—
Loans charged against allowance	(73)	(601)
Recoveries credited to allowance	160	78

Balance, end of period	$15,724	$15,394

The Company booked no provision for loan losses in first quarter 2015, nor was any provision for loan losses booked in first quarter 2014. The Company has now booked no provision for loan losses for eight consecutive quarters. The lack of provision over the past eight quarters reflected low levels of net loan charge offs and improvement in the overall credit quality of the portfolio during the period. The Company’s classified assets at March 31, 2015, were 27.60% of regulatory capital, compared to 24.54% and 26.82% of regulatory capital at December 31, 2014, and March 31, 2014, respectively. The small increase in classified assets at March 31, 2015 when compared to December 31, 2014 was primarily due to the acquisition of Capital Pacific. During the first quarter 2015, the Company recorded net loan recoveries of $87 or -0.03% of average outstanding loans, compared to net loan charge offs of $523 or 0.03% of average loans during first quarter 2014. The allowance for loan losses for outstanding loans at March 31, 2015, was $15,724, or 1.25% of outstanding loans, compared to 1.49% and 1.51% of outstanding loans at December 31, 2014, and March 31, 2014, respectively. The decline in the allowance as a percentage of outstanding loans was primarily due to loans acquired in the Capital Pacific transaction, which were assigned credit allocation of $3,316 as part of the fair value mark on the date of acquisition. At March 31, 2015, the Company had a total of $3,017 of credit fair value adjustment assigned to acquired loans, which totaled $204,987. When acquired loans assigned a credit allowance fair value mark are excluded from outstanding loans, the allowance for loan losses of $15,724 as a percentage of non-covered outstanding loans was 1.49%. The allowance as a percentage of net nonperforming loans was 596.74% at March 31, 2015, compared to 786.17% and 339.15% at December 31, 2014, and March 31, 2014, respectively. The decline in the allowance coverage ratio over nonperforming loans during first quarter 2015 when compared to year-end was primarily due to the acquisition of Capital Pacific loans, which were booked net of their credit fair value discount.

At March 31, 2015, $7,384 of loans (net of government guarantees) were classified as impaired. A specific allowance of $226 (included in the ending allowance at March 31, 2015) was assigned to these loans. That compares to impaired loans of $6,856 and a specific allowance assigned of $245 at December 31, 2014.

Total nonperforming assets, net of government guarantees, were $16,802, or 0.94% of total assets, at March 31, 2015, up $1,439 over the prior quarter end primarily due to the acquisition of Capital Pacific Bank. At March 31, 2015, nonperforming assets consisted of $2,635 in nonaccrual loans (net of government guarantees), no loans were 90 days past due and still accruing interest, and there was $14,167 of other real estate owned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more, and other real estate owned for the periods covered in this report:

Nonperforming Assets and Asset Quality Ratios

	March 31, 2015	December 31, 2014	March 31, 2014
NONPERFORMING ASSETS
Nonaccrual loans
Real estate loans
Multi-family residential	$—	$—	$—
Residential 1-4 family	830	321	752
Owner-occupied commercial	1,117	599	1,651
Nonowner-occupied commercial	897	906	136

Total permanent real estate loans	2,844	1,826	2,539
Construction loans
Multi-family residential	—	—	—
Residential 1-4 family	166	—	—
Commercial real estate	—	—	—
Commercial bare land and acquisition & development	—	—	—
Residential bare land and acquisition & development	—	—	—

Total construction real estate loans	166	—	—

Total real estate loans	3,010	1,826	2,539
Commercial loans	1,067	869	2,623

Total nonaccrual loans	4,077	2,695	5,162
90-days past due and accruing interest	—	—	—
Total nonperforming loans	4,077	2,695	5,162
Nonperforming loans guaranteed by government	(1,442)	(706)	(623)

Net nonperforming loans	2,635	1,989	4,539
Other real estate owned	14,167	13,374	11,531

Total nonperforming assets, net of guaranteed loans	$16,802	$15,363	$16,070

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of total loans outstanding	1.25%	1.50%	1.51%
Allowance for loan losses as a percentage of total nonperforming loans, net of government guarantees	596.74%	786.17%	339.15%
Net loan charge offs as a percentage of average loans, annualized	-0.03%	0.03%	0.21%
Net nonperforming loans as a percentage of total loans	0.21%	0.19%	0.44%
Nonperforming assets as a percentage of total assets	0.94%	1.02%	1.09%
Consolidated classified asset ratio(1)	27.60%	24.54%	26.82%

(1)	Consolidated classified asset ratio is defined as the sum of all loan-related contingent liabilities and loans internally graded substandard or worse (net of government guarantees), adversely classified securities, and other real estate owned, divided by total consolidated Tier 1 capital plus the allowance for loan losses.

Other real estate owned at March 31, 2015, consisted of nine properties. Two of the properties, a commercial land development project valued at $10,040 and a commercial real estate property valued at $1,244, comprised 79.65% of the total other real estate owned category. The Company is actively marketing these properties; however the location and nature of the commercial land development property makes it susceptible to possible future valuation write-downs as new appraisals become available.

Noninterest Income

First quarter 2015 noninterest income was $1,276, down $47 or 3.55% from the same period last year. The decline in noninterest income in first quarter 2015 when compared to first quarter 2014 was primarily due to a $66 drop in the other income category, which was due to rental income booked in first quarter 2014 on other real estate property that was sold during the second quarter 2014. In addition, merchant bankcard processing fees were down $20 due to lower transaction volume. Partially offsetting the decline in other income and merchant processing fees was an increase of $57 in service charges on deposit accounts, which included the impact of deposit accounts acquired in the Capital Pacific transaction beginning March 6th, 2015.

Noninterest Expense

First quarter 2015 noninterest expense was $11,972, an increase of $2,461 or 25.88% over first quarter 2014. Merger expense of $1,836 related to the Capital Pacific transaction accounted for the majority of the increase in noninterest expense. Excluding merger expense of $1,836 in first quarter 2015, total noninterest expense was up $625 or 6.57%. The increase in noninterest expense, excluding merger expense, was primarily attributable to a $590 or 10.14% increase in salaries and employee benefits.

Within the salaries and benefits category, the primary areas of increase were base salaries and related payroll taxes and group insurance expense. An increase of $340 or 7.87% in base salaries was mostly attributable to performance increases for existing employees, cost of staff additions, and effect of base salaries from March 6 through March 31, 2015 for former Capital Pacific employees who will continue on with the Company.

BALANCE SHEET

Loans

At March 31, 2015, outstanding loans were $1,255,877, up $209,866 from December 31, 2014, and up $234,762 from March 31, 2014. The acquisition of Capital Pacific added $199,860 to outstanding loans during the first quarter 2015, and organic loan growth of $10,006 in first quarter 2015 accounted for the remainder of the growth in outstanding loans in the current quarter over year-end December 31, 2014. All loans acquired in the Capital Pacific acquisition are included in the Portland market gross loan totals below. A summary of outstanding loans by market at March 31, 2015, December 31, 2014, and March 31, 2014, follows:

	Period Ended
	March 31, 2015	December 31, 2014	March 31, 2014
Eugene market gross loans, period-end	$358,129	$363,953	$347,233
Portland market gross loans, period-end	612,762	407,466	400,537
Seattle market gross loans, period-end	119,306	119,095	131,492
National healthcare gross loans, period-end	165,680	155,497	141,853

Total gross loans, period-end	$1,255,877	$1,046,011	$1,021,115

Organic growth of $10,006 during the first quarter 2015 was centered in the Portland market and national healthcare lending, while the Eugene market contracted and the Seattle market outstanding loans at March 31, 2015 were relatively flat with December 31, 2014 outstanding loans. Excluding the acquired loans, the Portland market showed $5,436 in growth in outstanding loans over December 31, 2014, primarily centered in commercial and industrial loan and real estate construction. National healthcare lending accelerated in first quarter 2015 when compared to the previous three quarters, increasing $10,183 during the first quarter 2015. Growth in Portland market and national healthcare lending was partially offset by a $5,824 contraction in outstanding loans in the Eugene market. The decline in outstanding loans in the Eugene market was largely due to a high level of early pay offs on loans as production in this market continued to be strong during the period. Net loan growth is expected to continue during the remainder of 2015 due to the addition of experienced market lenders, solid pipelines in all markets, improved regional economy, and the fact that during the first quarter 2015, the Company booked approximately $52,900 of new unfunded loan commitments that are expected to fund during the next three quarters.

Outstanding loans to dental professionals, which are comprised of both local and national loans, at March 31, 2015, totaled $311,006 or 24.76% of the loan portfolio, compared to $306,392 or 29.29% of the loan portfolio at December 31, 2014. While the Company’s national dental loans increased by $4,314 since December 31, 2014 and are now represented in 37 states, local dental loans remained flat due to amortization of the existing portfolio, early pay offs and intense pricing competition during the same period. At March 31, 2015, $11,916 or 3.83% of the outstanding dental loans were supported by government guarantees. Loans to dental professionals include loans for such purposes as starting up a practice, acquisition of a practice, equipment financing, owner-occupied facilities, and working capital. National dental loans are limited only to acquisition of a seasoned practice by experienced dental professionals, practice refinances and owner-occupied real estate loans.

In addition to loan growth in the dental industry, growth was also experienced in the wider healthcare field, with loans to physicians, veterinarians, optometrists, and medical specialists. The healthcare portfolio, other than dental, experienced growth during the quarter. This segment grew by $20,028 over year-end 2014 to $90,357 as of March 31, 2015. The majority of the expansion was in veterinary lending in both practice acquisition and owner-occupied real estate financing. Additional data on the Company’s dental loan portfolio and the credit quality of this portfolio can be found in Note 5 of the Notes to Consolidated Financial Statements in this report.

All loans to related parties were made in the ordinary course of business and on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the Company.

Detailed credit quality data on the entire loan portfolio can be found in Note 4 of the Notes to Consolidated Financial Statements in this report.

Securities

At March 31, 2015, the balance of securities available-for-sale was $379,497, up $27,551 over December 31, 2014. The increase in the securities portfolio during the first quarter was due to the increase in the unrealized gain on the portfolio and the acquisition of Capital Pacific Bank, which added $26,010 to the securities portfolio. At March 31, 2015, the portfolio had an unrealized pre-tax gain of $8,700 compared to an unrealized pre-tax gain of $6,057, at December 31, 2014. The improvement in the unrealized gain or market value of the securities portfolio during the first quarter 2015 was largely due to a decline in longer-term interest rates and tightening of spreads. The average life and duration of the portfolio at March 31, 2015, was 3.8 years and 3.5, respectively, both relatively unchanged from December 31, 2014. At March 31, 2015, $38,603 of the securities portfolio were pledged as collateral for public deposits in Oregon and Washington and for repurchase agreements.

The Company continued to structure the portfolio to provide consistent cash flow and reduce the market value volatility of the portfolio in a rising rate environment in light of the Company’s current liability sensitive position. The portfolio is structured to generate sufficient cash flow to allow reinvestment at higher rates should interest rates move up or to fund loan growth in future periods. In a stable rate environment, approximately $61,000 in cash flow is anticipated over the next twelve months. Going forward, purchases will be dependent upon core deposit growth, loan growth, and the Company’s interest rate risk position.

At March 31, 2015, $3,600, or 0.95% of the total securities portfolio, was composed of private-label mortgage-backed securities. In previous reporting periods, management has booked OTTI on this portion of the portfolio totaling approximately $227. Management reviews monthly all available information, including current and projected default rates and current and projected loss severities, related to the collectability of its potentially impaired investment securities to determine if an additional OTTI is required. No additional OTTI was recorded during the first quarter 2015. Recognition of additional OTTI on the private-label mortgage-backed portion of the portfolio is possible in future quarters depending upon economic conditions, default rates on home mortgages, loss severities on foreclosed homes, unemployment levels, and home values.

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

Goodwill and Intangible Assets

At March 31, 2015, the Company had a recorded balance of $39,032 in goodwill from the November 30, 2005, acquisition of Northwest Business Financial Corporation (“NWBF”), the February 1, 2013, acquisition of Century Bank, and the March 6, 2015 acquisition of Capital Pacific Bank. In addition, at March 31, 2015, the Company had $4,274 of core deposit intangible assets resulting from the acquisition of Century Bank and Capital Pacific Bank. The core deposit intangible for Century Bank was determined to have an expected life of seven years, and is being amortized over that period using the straight-line method and will be fully amortized in January 2020. The core deposit intangible for Capital Pacific Bank was determined to have an expected life of ten years, and is being amortized over that period using the straight-line method and will be fully amortized in February 2025. The Company periodically tests these assets for impairment. Management performs an impairment analysis of the intangible assets with indefinite lives at least annually, but more frequently if an impairment triggering event is deemed to have occurred. The last impairment test was performed at December 31, 2014, at which time no impairment was determined to exist.

Deposits

Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and nonpublic local time deposits, including nonpublic local time deposits in excess of $100, were $1,417,397 and represented 94.70% of total deposits at March 31, 2015. Core deposits at March 31, 2015 were up $306,536 over December 31, 2014. Included in the March 31, 2015 balance were $223,043 in deposits acquired through the Capital Pacific acquisition, with organic growth accounting for the remaining $83,493 of the first quarter 2015 increase. The organic growth of core deposits during the first quarter 2015 was atypical of previous year’s seasonal patterns when core deposits are typically flat or down from year-end totals.

A key component of core deposits is noninterest-bearing demand deposits, which totaled $503,735 and represented 35.54% of core deposits at March 31, 2015. The weighted average cost of core deposits, when factoring in non-interest bearing core deposits, for the first quarter 2015 was 0.18%.

A summary of outstanding core deposits and average core deposits by market and other deposits classified as wholesale funding at March 31, 2015, December 31, 2014, and March 31, 2014, follows:

	Period ended
	March 31, 2015	December 31, 2014	March 31, 2014
Eugene market core deposits, period-end(1)	$742,397	$672,527	$604,505
Portland market core deposits, period-end(1)	516,976	276,453	234,631
Seattle market core deposits, period-end(1)	158,024	161,881	151,797

Total core deposits, period-end(1)	1,417,397	1,110,861	990,933
Non-core deposits, period-end	79,350	98,232	106,422

Total deposits, period-end	$1,496,747	$1,209,093	$1,097,355

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
Eugene market core deposits, average(1)	$711,718	$668,927	$602,977
Portland market core deposits, average(1)	332,791	263,757	236,945
Seattle market core deposits, average(1)	156,109	150,266	152,561

Total core deposits, average(1)	1,200,618	1,082,950	992,483
Non-core deposits, average	82,986	93,988	101,421

Total deposits, average	$1,283,604	$1,176,938	$1,093,904

(1)	Core deposits include all demand, savings, money market, interest checking accounts, plus all nonpublic local time deposits including local time deposits in excess of $100.

Other Deposits

The Company uses public and brokered deposits to provide short-term and long-term funding sources. The Company defines short-term as having a contractual maturity of less than one year. The Company uses brokered deposits to help mitigate interest rate risk in a rising rate environment. All long-term brokered deposits have a call feature, which provides the Company the option to redeem the deposits on a quarterly basis and allows the Company to refinance long-term funding at lower rates should market rates fall. During the first quarter 2015, the Company called $4,397 in brokered time deposits with a weighted average rate of 2.63% and refinanced them at a lower rate. Below is a schedule detailing public and brokered deposits by type, including weighted average rate (“WAR”) and weighted average maturity (“WAM”).

Non-Core Deposit Summary

	Balance March 31, 2015	WAR	WAM
Short-Term Public Time Deposits	$32,775	0.03%	35 days
Long-Term Public Time Deposits	453	0.55%	6.07 years

	$33,228

Short-Term Brokered Time Deposits	$7,500	0.27%	111 days
Long-Term Brokered Time Deposits	38,622	2.10%	6.09 years

	$46,122

Total non-core deposits	$79,350

Borrowings

The Company has both secured and unsecured borrowing lines with the FHLB, FRB and various correspondent banks. The Federal Reserve and correspondent borrowings are generally short-term, with a maturity of less than 30 days. The FHLB borrowings can be either short-term or long-term in nature. See Note 7 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report for a full maturity and interest rate schedule for the FHLB borrowings.

The Company is currently a member of the FHLB of Seattle. The Company holds stock in the FHLB of Seattle to support its borrowings from the entity. On May 31, 2015, the FHLB of Seattle is expected to merge with the FHLB of Des Moines and the combined bank will be named the FHLB of Des Moines. The Company currently holds $10,531 of stock in the FHLB of Seattle that, upon effectiveness of the merger, will become stock in the FHLB of Des Moines. Based on the Company’s outstanding borrowings at March 31, 2015, it is estimated the amount of stock required to support those borrowings was approximately $4,500. Following the merger with the FHLB of Seattle, the FHLB of Des Moines will repurchase any excess stock, which, based on March 31, 2015 estimates, would be $6,000. The FHLB of Des Moines plans to repurchase any excess stock on June 1, 2015.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures outstanding at March 31, 2015, which were issued in conjunction with the 2005 acquisition of NWBF. The junior subordinated debentures had an interest rate of 6.27% that was fixed through January 2011. In January 2011, the rate on the junior subordinated debentures changed to three-month LIBOR plus 135 basis points. On April 22, 2013, the Bank entered into a cash flow hedge on $8,000 of the trust preferred payment, swapping the variable interest rate for a fixed rate of 2.73% for approximately seven years. At March 31, 2015, the fair value of the interest rate swap on the Company’s subordinated debentures was $53. At March 31, 2015, the $8,000 of junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law which, among other things, limits the ability of certain bank holding companies to treat trust preferred security debt issuances, such as the Company’s junior subordinated debentures, as Tier 1 capital. Under final rules adopted by the Federal Reserve and the other U.S. Federal banking agencies, our trust preferred securities will remain as Tier 1 capital since total assets of the Company are less than $15 billion. Additional information regarding these final capital rules is included in Part I, Item 2,

“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” of this report and in Part II, Item 1A “Risk Factors” of our 2014 Form 10-K under the heading “We operate in a highly regulated environment and the effects of recent and pending federal legislation or of changes in, or supervisory enforcement of, banking or other laws and regulations could adversely affect us.”

Additional information regarding the terms of the cash flow hedge is included in Note 10 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Capital Resources

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the issuance of new stock or other equity securities whether through stock offerings or through the exercise of equity awards. Capital formation allows the Company to grow assets and provides flexibility in times of adversity. Shareholders’ equity at March 31, 2015 was $210,651, up $26,490 from December 31, 2014. The increase in shareholders’ equity was primarily due to the issuance of 1,778,142 shares of Company stock valued at $23,578 in conjunction with the acquisition of Capital Pacific Bank during the first quarter 2015.

The Federal Reserve and the FDIC have in place guidelines for risk-based capital requirements applicable to U.S. bank holding companies and banks. In July 2013, the Federal Reserve Board and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the Basel Committee’s current international regulatory capital accord (Basel III). These rules were effective January 1, 2015 and replaced the federal banking agencies’ general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. The new rules establish more restrictive capital definitions, create additional categories and higher risk-weightings for certain asset classes and off-balance sheet exposures, higher leverage ratios and capital conservation buffers that will be added to the minimum capital requirements and must be met for banking organizations to avoid being subject to certain limitations on dividends and discretionary bonus payments to executive officers. The new rules also implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.50%; (b) a Tier 1 capital ratio of 6.00% (which is an increase from 4.00%); (c) a total capital ratio of 8.00%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4.00%. The new rules permit depository institution holding companies with less than $15 billion in total consolidated assets as of December 31, 2009, such as the Company, to include trust preferred securities in Tier 1 capital. Under the new rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.50% of total risk-weighted assets). The phase-in of the capital conservation buffer will begin January 1, 2016, and be completed by January 1, 2019. The new rules also provide for various adjustments and deductions to the definitions of regulatory capital that will phase in from January 1, 2014, to December 31, 2017. The new rules made it optional for banks and bank holding companies to include accumulated other comprehensive income in their calculations of Tier 1 capital. The Company’s accumulated other comprehensive income consists primarily of the unrealized gain or loss on the securities portfolio as a result of marking securities available-for-sale to market. The Company opted to exclude accumulated other comprehensive income from its calculation of Tier 1 capital. Overall, the new rules did not materially impact the Company’s reported capital ratios for first quarter 2015. The Company will continue to evaluate the impact of the rules as they are phased in over the next few years.

The Company’s common equity tier 1 capital ratio, tier 1 capital ratio, total capital ratio, and tier 1 leverage capital ratio were 11.41%, 11.97%, 13.08% and 11.31%, respectively, at March 31, 2015, with all capital ratios for the Company above the minimum regulatory designations. For additional information regarding the Company’s regulatory capital levels, see Note 11 in Notes to Consolidated Financial Statements in Part I, Item I of this report.

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

The Board of Directors, at its January 20, 2015 meeting approved a regular cash dividend to shareholders of $0.10 per share that was paid on February 11, 2015. Subsequent to the end of the first quarter 2015, on April 21, 2015, the Board of Directors approved a regular cash dividend of $0.10 per share payable to shareholders on May 15, 2015.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Company commits to extensions of credit and issues letters of credit. The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2015, the Company had $248,805 in commitments to extend credit, up from $156,972 at December 31, 2014.

Letters of credit written are conditional commitments issued by the Company to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At March 31, 2015, the Company had $3,603 in letters of credit and financial guarantees outstanding.

For additional information regarding the Company’s regulatory capital levels, see Note 11 in Notes to Consolidated Financial Statements in Part I, Item I of this report.

LIQUIDITY AND CASH FLOWS

Liquidity is the term used to define the Company’s ability to meet its financial commitments. The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds. The Company derives liquidity through core deposit growth, maturity of investment securities, and loan payments. Core deposits include demand, interest checking, money market, savings, and local time deposits, including local nonpublic time deposits in excess of $100. Additional liquidity and funding sources are provided through the sale of loans, sales of securities, access to national CD markets, and both secured and unsecured borrowings. The Company uses a number of measurements to monitor its liquidity position on a daily, weekly, and monthly basis, which includes its ability to meet both short-term and long-term obligations, and requires the Company to maintain a certain amount of liquidity on the asset side of its balance sheet. The Company also prepares projections of its liquidity position. In addition, the Company prepares a Liquidity Contingency Plan at least semi-annually that is strategic in nature and forward-looking to test the ability of the Company to fund a liquidity shortfall arising from various escalating events. The Liquidity Contingency Plan is presented and reviewed by the Company’s Asset and Liability Committee.

Core deposits at March 31, 2015, were $1,417,397 and represented 94.70% of total deposits. Core deposits at March 31, 2015, were up $306,536 over December 31, 2014. The acquisition of Capital Pacific Bank during the first quarter accounted for $223,043 of growth during the quarter, while organic growth accounted for the remaining $83,493 of the first quarter 2015 increase. The organic growth of core deposits during the first quarter 2015 was atypical of previous year’s seasonal patterns when core deposits are typically flat or down from year-end totals.

The Company experienced an increase in outstanding loans of $209,866 during the first quarter 2015, which included organic growth and loans acquired in the Capital Pacific acquisition. Loan growth was funded entirely by growth in core deposits. Core deposits not required to fund asset growth were used to pay down short-term borrowings. It is anticipated that core deposit growth and cash flows from the securities portfolio will provide a significant portion of the funding during the remainder of 2015, as loans are expected to continue to increase. The securities portfolio represented 21.31% of total assets at March 31, 2015. At March 31, 2015, $38,603 of the securities portfolio was pledged to support public deposits and repurchase agreements, leaving $340,894 of the securities portfolio unencumbered and available-for-sale. In addition, at March 31, 2015, the Company had $33,938 of government guaranteed loans that could be sold in the secondary market to support the Company’s liquidity position.

Due to its strategic focus to market to specific segments, the Company has been successful in developing deposit relationships with several large clients, which are generally defined as deposit relationships of $1,000 or more, which are closely monitored by management and Company officers. At March 31, 2015, 92 large deposit relationships with the Company accounted for $657,225 or 46.37% of total outstanding core deposits. The single largest client represented 6.52% of outstanding core deposits at March 31, 2015. The loss of this deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity. The Company uses a 10-point risk-rating system to evaluate each of its large depositors in order to assist management in its daily monitoring of the volatility of this portion of its core deposit base. The Company maintains sufficient short-term liquidity to cover potential volatility of this portion of the core deposit base. The risk-rating system attempts to determine the stability of the deposits of each large depositor, evaluating, among other things, the length of time the depositor has been with the Company and the likelihood of loss of individual large depositor relationships. Risk ratings on large depositors are reviewed at least quarterly and adjusted if necessary. Company management and officers maintain close relationships and hold regular meetings with its large depositors to assist in management of these relationships. The Company expects to maintain these relationships, and believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients and regularly tests its ability to mitigate the loss of multiple large depositor relationships in its Liquidity Contingency Plan. There can be no assurance that these large depositor relationships will be maintained or that the loss of one or more of these clients will not adversely affect the Company’s liquidity.

At March 31, 2015, the Company had secured borrowing lines with the FHLB of Seattle and the FRB, along with unsecured borrowing lines with various correspondent banks totaling $600,997. The Company’s secured lines with the FHLB and FRB were limited by the amount of collateral pledged. At March 31, 2015, the Company had pledged $403,638 in discounted collateral value in commercial real estate loans, first and second lien single-family residential loans, multi-family loans, and securities to the FHLB. Additionally, certain commercial and commercial real estate loans with a discounted value of $68,359 were pledged to the FRB under the Company’s Borrower-In-Custody program. The Company’s unsecured correspondent bank lines totaled $129,000. At March 31, 2015, the Company had $61,000 in borrowings outstanding from the FHLB, no borrowings outstanding with the FRB, and no borrowings outstanding on its overnight correspondent bank lines, leaving a total of $539,997 available on its secured and unsecured borrowing lines as of such date.

Net cash used by operating activities was $2,848 during the first quarter 2015, which was primarily due to the payoff of liabilities acquired in the Capital Pacific acquisition. Net cash of $10,010 was used in investing activities, consisting principally of a net loan principal increase of $6,373 and cash consideration paid, net of cash acquired, in the Capital Pacific acquisition, of $3,249. Cash provided by financing activities during the first quarter 2015 was $19,584 and primarily consisted of an increase in deposits, which was offset by a decline in Federal Home Loan Bank borrowings.

ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s exposure to market risk. Readers are referred to the Company’s 2014
Form 10-K and the Annual Report to Shareholders for the year ended December 31, 2014, for additional information.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended March 31, 2015, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

For a discussion of Cox et al v. Holcomb Family Limited Partnership et al., and the related adversary complaint filed by the court-appointed bankruptcy trustee for Berjac of Oregon in the U. S. Bankruptcy Court for the District of Oregon, refer to Item 3 of Part I of our 2014 Form 10-K.

We may from time to time be involved in claims, proceedings and litigation arising from our business and property ownership. We believe, based on currently available information, that the results of such proceedings, including the above-described proceeding, in the aggregate, will not have a material adverse effect on our financial condition.

ITEM 1A Risk Factors

For a discussion of risk factors relating to our business, please refer to Item 1A of Part I of our 2014 Form 10-K, which is incorporated by reference herein, in addition to the following information:

Industry Factors

Fluctuating interest rates could adversely affect our profitability.

As is the case with many banks, our profitability is dependent to a large extent upon our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect, and has in past years, impacted, our net interest margin, and, in turn, our profitability. This impact could result in a decrease in our interest income relative to interest expense. Increases in interest rates may also adversely impact the value of our securities investment portfolio. At March 31, 2015, our balance sheet was liability sensitive, and an increase in interest rates could cause our net interest margin and our net interest income to decline. For the past several years, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the Federal Reserve has pursued highly accommodative monetary policies (including a very low Federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities) in an effort to facilitate growth in the U.S. economy and a reduction in levels of unemployment. This environment has placed downward pressure on the net interest margins of U.S. banks, including Pacific Continental Bank. During 2014, the Federal Reserve began to gradually ease its accommodative monetary policies including discontinuing its asset purchase program in October 2014. We cannot predict with any certainty whether or to what extent the Federal Reserve will continue its accommodative monetary policies, nor the timing of future easing for these policies.

Company Factors

We have a significant concentration in loans to dental professionals, and loan concentrations within one industry may create additional risk.

Bank regulatory authorities and investors generally view significant loan concentrations within any particular industry as carrying higher inherent risk than a loan portfolio without any significant concentration in one industry. We have a significant concentration of loans to dental professionals which represented 24.76% in principal amount of our total loan portfolio at March 31, 2015 (see Note 5 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this report). While we apply credit practices which we believe to be prudent to these loans as well as all the other loans in our portfolio, due to our concentration in dental lending, we are exposed to the general risks of industry concentration, which include adverse market factors impacting that industry alone or disproportionately to other industries. In addition, bank regulatory authorities may in the future require us to limit additional lending in the dental industry if they have concerns that our concentration in that industry creates significant risks, which in turn could limit our ability to pursue new loans in an area where we believe we currently have a competitive advantage.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At March 31, 2015, our nonperforming loans (which include all nonaccrual loans, net of government guarantees) were 0.21% of the loan portfolio. At March 31, 2015, our nonperforming assets (which include foreclosed real estate) were 0.94% of total assets. Nonperforming loans and assets adversely affect our net income in various ways. We generally do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, less estimated selling expenses, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors which can be detrimental to the performance of their other responsibilities. Any significant future increase in nonperforming assets could have a material adverse effect on our business, financial condition and results of operations.

We may not have the ability to continue paying dividends on our common stock at current or historic levels.

On April 21, 2015, the board of directors approved a quarterly cash dividend of $0.10 per share, payable to shareholders of record on May 5, 2015. Our ability to pay dividends on our common stock depends on a variety of factors. It is possible in the future that we may not be able to continue paying quarterly dividends commensurate with historic levels, if at all. As a holding company, a substantial portion of our cash flow typically comes from dividends our bank subsidiary pays to us. Cash dividends will depend on sufficient earnings to support them and adherence to bank regulatory requirements. If the Bank is not able to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations and prospects.

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

In addition, as a condition to membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At March 31, 2015, we had stock in the FHLB totaling $10,531. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. As of March 31, 2015, we did not recognize an impairment charge related to our FHLB stock holdings. Future negative changes to the financial condition of the FHLB could require us to recognize an impairment charge with respect to such holdings. On January 12, 2015, the FHLB Seattle announced that the Federal Housing Finance Agency has approved the merger application of the FHLB Seattle and the FHLB Des Moines. On February 27, 2015, the FHLB Seattle announced that the members of both banks ratified the Agreement and Plan of Merger approved by their respective boards. The merger is expected to close May 31, 2015. At that time, the combined entity will be buying back excess stock above what is needed to support borrowings. If the merger is completed, this has the potential to result in a decrease of the Bank’s outstanding FHLB stock.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our reported earnings.

At March 31, 2015, we had $39,032 of goodwill on our balance sheet. Our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of qualitative and quantitative factors, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant entity-specific events. The last impairment test was performed at December 31, 2014. At December 31, 2014, we did not recognize an impairment charge related to our goodwill. Future evaluations of goodwill may result in findings of impairment and write-downs, which would impact our operating results and could be material.

A failure in our operational systems or infrastructure, or those of third-parties, could impair our liquidity, disrupt our businesses, result in the unauthorized disclosure of confidential information, damage our reputation and cause financial losses.

We are dependent on third-parties and their ability to process and monitor, on a daily basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets. These transactions, as well as the information technology services we provide to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Due to the breadth of our client base and our geographical reach, developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as electrical, internet or telecommunications outages, a spike in transaction volume, a cyber-security attack, a natural disaster, or other unforeseen catastrophic events, which may adversely affect our ability to process these transactions or provide services.

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

In March of 2015, the Federal bank regulators issued two related statements regarding cyber security. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes that enable recovery of data and business operations and that address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. While we do not believe that these statements contain any new regulatory expectations, we are continuing to evaluate them, and they do indicate that the regulators regard cyber-security to be a matter of great importance for U.S. financial institutions. A financial institution which fails to observe the regulatory guidance could be subject to various regulatory sanctions, including financial sanctions.

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

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

ITEM 3	Defaults upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

None

ITEM 6	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of the Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of the Registrant

32*	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350

101	The following financial information from Pacific Continental Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION
(Registrant)

Dated	May 8, 2015	/s/ Roger Busse

Roger Busse
Chief Executive Officer
(Duly Authorized Officer; Principal Executive Officer)

Dated	May 8, 2015	/s/ Michael A. Reynolds

Michael A. Reynolds
Executive Vice President and Chief Financial Officer (Duly Authorized Officer; Principal Financial Officer)