Form 10-Q
period 2015-06-30
PACIFIC CONTINENTAL CORP
filed 2015-08-07
CIK 1084717

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2015.

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

The number of shares of common stock outstanding as of August 1, 2015 was 19,591,703

PACIFIC CONTINENTAL CORPORATION

FORM 10-Q

QUARTERLY REPORT

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

Pacific Continental Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	June 30, 2015	December 31, 2014	June 30, 2014
ASSETS
Cash and due from banks	$29,812	$20,929	$28,219
Interest-bearing deposits with banks	9,790	4,858	15,224

Total cash and cash equivalents	39,602	25,787	43,443

Securities available-for-sale	383,618	351,946	344,645
Loans, less allowance for loan losses and net deferred fees	1,288,919	1,029,384	1,014,346
Interest receivable	5,833	4,773	5,101
Federal Home Loan Bank stock	5,468	10,019	10,227
Property and equipment, net of accumulated depreciation	17,854	17,820	18,366
Goodwill and intangible assets	43,225	23,495	23,555
Deferred tax asset	6,036	4,464	7,154
Taxes receivable	103	—	—
Other real estate owned	12,666	13,374	11,531
Bank-owned life insurance	22,571	16,609	16,370
Other assets	5,047	6,654	4,025

Total assets	$1,830,942	$1,504,325	$1,498,763

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$531,697	$407,311	$397,942
Savings and interest-bearing checking	825,858	646,101	565,265
Core time deposits	87,663	57,449	63,335

Total core deposits	1,445,218	1,110,861	1,026,542

Other deposits	68,963	98,232	106,112

Total deposits	1,514,181	1,209,093	1,132,654
Repurchase agreements	368	93	—
Federal funds and overnight funds purchased	5,500	—	6,410
Federal Home Loan Bank borrowings	84,000	96,000	164,500
Junior subordinated debentures	8,248	8,248	8,248
Accrued interest and other payables	6,630	6,730	4,814

Total liabilities	1,618,927	1,320,164	1,316,626

Shareholders’ equity
Common stock, shares authorized: 50,000,000; shares issued and outstanding: 19,591,532 at June 30, 2015, 17,717,676 at December 31, 2014, and 17,848,900 at June 30, 2014	155,325	131,375	132,532
Retained earnings	53,150	48,984	45,887
Accumulated other comprehensive income	3,540	3,802	3,718

	212,015	184,161	182,137

Total liabilities and shareholders’ equity	$1,830,942	$1,504,325	$1,498,763

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Interest and dividend income
Loans	$16,594	$13,514	$30,780	$26,688
Taxable securities	1,736	1,614	3,112	3,146
Tax-exempt securities	499	488	1,002	972
Federal funds sold & interest-bearing deposits with banks	11	2	16	4

	18,840	15,618	34,910	30,810

Interest expense
Deposits	845	821	1,655	1,627
Federal Home Loan Bank & Federal Reserve borrowings	239	280	468	560
Junior subordinated debentures	56	56	112	112
Federal funds purchased	4	4	5	9

	1,144	1,161	2,240	2,308

Net interest income	17,696	14,457	32,670	28,502

Provision for loan losses	550	—	550	—

Net interest income after provision for loan losses	17,146	14,457	32,120	28,502

Noninterest income
Service charges on deposit accounts	661	540	1,236	1,058
Bankcard income	214	229	411	446
Bank-owned life insurance income	170	117	279	234
Net gain (loss) on sale of investment securities	139	(100)	192	(36)
Impairment losses on investment securities (OTTI)	(13)	—	(13)	—
Other noninterest income	456	370	798	778

	1,627	1,156	2,903	2,480

Noninterest expense
Salaries and employee benefits	6,992	6,093	13,401	11,912
Property and equipment	1,094	924	2,073	1,867
Data processing	821	693	1,505	1,362
Legal and professional services	491	251	890	739
Business development	411	340	765	715
FDIC insurance assessment	273	217	486	437
Other real estate (income) expense	(60)	16	181	239
Merger related expense	—	—	1,836	—
Other noninterest expense	1,008	735	1,867	1,511

	11,030	9,269	23,004	18,782

Income before provision for income taxes	7,743	6,344	12,019	12,200
Provision for income taxes	2,648	2,196	4,122	4,220

Net income	$5,095	$4,148	$7,897	$7,980

Earnings per share
Basic	$0.26	$0.23	$0.42	$0.45

Diluted	$0.26	$0.23	$0.41	$0.44

Weighted average shares outstanding
Basic	19,562,363	17,889,562	18,900,895	17,893,555
Common stock equivalents attributable to stock-based awards	226,521	229,850	227,090	236,278

Diluted	19,788,885	18,119,412	19,127,985	18,129,833

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$5,095	$4,148	$7,897	$7,980
Other comprehensive income:
Available-for-sale securities:
Unrealized (loss) gain arising during the period	(2,874)	3,475	(191)	6,082
Reclassification adjustment for (gains) losses realized in net income	(139)	100	(192)	36
Reclassification adjustment for impairment losses (OTTI) realized in net income	13	—	13	—
Income tax effects	1,170	(1,394)	144	(2,385)
Derivative agreements—cash flow hedge
Unrealized gain (loss) arising during the period	64	(107)	(59)	(187)
Income tax effects	(25)	42	23	73

Total other comprehensive (loss) income, net of tax	(1,791)	2,116	(262)	3,619

Total comprehensive income	$3,304	$6,264	$7,635	$11,599

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2013	17,891,687	$133,835	$45,250	$99	$179,184

Net income			16,042		16,042
Other comprehensive income, net of tax				3,703	3,703
Stock issuance and related tax benefit	93,069	203			203
Stock repurchase	(267,080)	(3,600)			(3,600)
Share-based compensation expense		1,454			1,454
Vested employee RSUs and SARs surrendered to cover tax consequences		(517)			(517)
Cash dividends			(12,308)		(12,308)

Balance, December 31, 2014	17,717,676	$131,375	$48,984	$3,802	$184,161

Net income			7,897		7,897
Other comprehensive income, net of tax				(262)	(262)
Stock option exercise	1,102	13			13
Stock issuance	1,872,754	23,578			23,578
Share-based compensation expense		956			956
Vested employee RSUs and SARs surrendered to cover tax consequences		(597)			(597)
Cash dividends			(3,731)		(3,731)

Balance, June 30, 2015	19,591,532	$155,325	$53,150	$3,540	$212,015

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$7,897	$7,980
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, net of accretion	3,678	3,474
Deferred income taxes	—	133
BOLI income	(279)	(234)
Share-based compensation	906	870
Provision for loan losses	550	—
(Gain) loss on sale of investment securities	(192)	36
Valuation adjustment on foreclosed assets	52	—
Gain on sale from foreclosed assets	(25)	(7)
Other than temporary impairment on investment securities	13	—
Excess tax benefit of stock options exercised	—	14
Change in:
Interest receivable	(513)	(398)
Deferred loan fees	225	184
Accrued interest payable and other liabilities	1,019	(1,406)
Income taxes receivable	553	80
Other assets	(661)	(656)

Net cash provided by operating activities	13,223	10,070

Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale investment securities	40,935	49,692
Purchase of available-for-sale investment securities	(49,579)	(43,539)
Net loan principal originations	(57,023)	(36,602)
Net purchase of property and equipment	(552)	(275)
Proceeds on sale of foreclosed assets	1,645	4,831
Redemption of Federal Home Loan Bank stock	5,178	198
Cash consideration paid, net of cash acquired in merger	(3,249)	—

Net cash used by investing activities	(62,645)	(25,695)

Cash flows from financing activities:
Change in deposits	77,121	41,674
Change in repurchase agreements	275	—
Change in federal funds purchased and Federal Home Loan Bank short-term borrowings (6,500)		5,760
Proceeds from stock options exercised	13	189
Excess tax benefit from stock options exercised	—	(14)
Redemption of Capital Pacific Bell State Bank Debt	(3,344)	—
Dividends paid	(3,731)	(7,343)
Repurchase of common stock	—	(1,800)
Vested SARs and RSUs surrendered by employee to cover tax consequence	(597)	(506)

Net cash provided by financing activities	63,237	37,960

Net change in cash and cash equivalents	13,815	22,335
Cash and cash equivalents, beginning of period	25,787	21,108

Cash and cash equivalents, end of period	$39,602	$43,443

Supplemental information:
Noncash investing and financing activities:
Transfer of loans to foreclosed assets	$964	$—
Change in fair value of securities, net of deferred income taxes	$(226)	$3,733
Change in fair value of cash flow hedge, net of deferred income taxes	$(36)	$(114)

Acquisitions:
Assets acquired	$259,482	$—
Liabilities assumed	$235,904	$—

Cash paid during the period for:
Income taxes	$788	$4,195
Interest	$2,134	$2,274

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

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair values of securities available-for-sale at June 30, 2015, were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Unrealized Loss Positions
Obligations of U.S. government agencies	$10,991	$—	$(142)	$10,849
Obligations of states and political subdivisions	25,658	—	(475)	25,183
Private-label mortgage-backed securities	484	—	(39)	445
Mortgage-backed securities	37,982	—	(238)	37,744
SBA pools	10,178	—	(56)	10,122

	$85,293	$—	$(950)	$84,343

Unrealized Gain Positions
Obligations of U.S. government agencies	$44,093	$854	$—	$44,947
Obligations of states and political subdivisions	59,639	2,565	—	62,204
Private-label mortgage-backed securities	2,738	151	—	2,889
Mortgage-backed securities	161,415	2,955	—	164,370
SBA pools	23,855	112	—	23,967
Corporate bonds	898	—	—	898

	$292,638	$6,637	$—	$299,275

	$377,931	$6,637	$(950)	$383,618

At June 30, 2015, of the 446 investment securities held, there were 82 in unrealized loss positions. Unrealized losses existed on certain securities classified as obligations of U.S. government agencies, obligations of state and political subdivisions, private-label mortgage-backed securities, mortgage-backed securities and SBA pools. The unrealized losses on mortgage-backed securities, securities that are obligations of U.S. government agencies, obligations of state and political subdivisions, and SBA variable rate pools were deemed to be temporary, as these securities retain strong credit ratings, continue to perform adequately, and are backed by various government-sponsored enterprises. These decreases in fair value are associated with the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and are not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities resulted from current economic conditions. Although yields on these securities may be below market rates during the period, no loss of principal is expected.

The following table presents a summary of securities in a continuous unrealized loss position at June 30, 2015:

	Securities in Continuous Unrealized Loss Position for Less Than 12 Months	Gross Unrealized Loss on Securities in Loss Position for Less Than 12 Months	Securities in Continuous Unrealized Loss Position for 12 Months or Longer	Gross Unrealized Loss on Securities in Loss Position for 12 Months or Longer
Obligations of U.S. government agencies	$9,367	$124	$1,482	$18
Obligations of states and political subdivisions	22,229	350	2,954	125
Private-label mortgage-backed securities	—	—	445	39
Mortgage-backed securities	32,020	144	5,724	94
SBA pools	9,300	55	822	1

	$72,916	$673	$11,427	$277

During the second quarter 2015, management reviewed all private label mortgage-backed securities for the presence of other-than-temporary impairment (“OTTI”) and recorded $13 in OTTI on one security. Management’s OTTI evaluation included the use of independently generated third-party credit surveillance reports that analyze the credit characteristics of the loans underlying each security. These reports include estimates of default rates and severities, life collateral loss rates, and static voluntary prepayment assumptions to generate estimated cash flows at the individual security level. Additionally, management considered factors such as downgraded credit ratings, severity and duration of the impairments, the stability of the issuers, and any discounts paid when the securities were purchased. Management has considered all available information related to the collectability of the impaired investment securities and believes that the estimated credit loss is appropriate.

Following is a tabular roll-forward of the aggregate amount of credit-related OTTI at the beginning and end of the periods presented along with the amounts recognized in earnings during the three and six months ended June 30, 2015, and 2014:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Balance, beginning of period:	$227	$227	$227	$227
Additions:
Initial OTTI credit loss	13	—	13	—

Balance, end of period:	$240	$227	$240	$227

At June 30, 2015, six of the Company’s private-label mortgage-backed securities with an amortized cost of $1,702 were classified as substandard as their underlying credit was considered impaired. Securities with an amortized cost of $1,879 and $2,050 were classified as substandard at December 31, 2014, and June 30, 2014, respectively.

At June 30, 2015, the projected average life of the securities portfolio was 4.16 years.

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2014, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Unrealized Loss Positions
Obligations of U.S. government agencies	$7,573	$—	$(72)	$7,501
Obligations of states and political subdivisions	11,755	—	(253)	11,502
Private-label mortgage-backed securities	847	—	(64)	783
Mortgage-backed securities	64,644	—	(544)	64,100
SBA pools	13,059	—	(56)	13,003

	$97,878	$—	$(989)	$96,889

Unrealized Gain Positions
Obligations of U.S. government agencies	$31,068	$616	$—	$31,684
Obligations of states and political subdivisions	69,172	3,307	—	72,479
Private-label mortgage-backed securities	2,924	109	—	3,033
Mortgage-backed securities	138,306	2,984	—	141,290
SBA pools	6,541	30	—	6,571

	$248,011	$7,046	$—	$255,057

	$345,889	$7,046	$(989)	$351,946

At December 31, 2014, of the 409 investment securities held, there were 71 in unrealized loss positions. The following table presents a summary of securities in a continuous unrealized loss position at December 31, 2014:

	Securities in Continuous Unrealized Loss Position for Less Than 12 Months	Gross Unrealized Loss on Securities in Loss Position for Less Than 12 Months	Securities in Continuous Unrealized Loss Position for 12 Months or Longer	Gross Unrealized Loss on Securities in Loss Position for 12 Months or Longer
Obligations of U.S. government agencies	$4,564	$10	$2,936	$62
Obligations of states and political subdivisions	2,620	39	8,883	214
Private-label mortgage-backed securities	303	12	480	52
Mortgage-backed securities	40,269	177	23,831	367
SBA pools	11,833	49	1,169	7

	$59,589	$287	$37,299	$702

The amortized cost and estimated fair values of securities available-for-sale at June 30, 2014, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Unrealized Loss Positions
Obligations of U.S. government agencies	$2,998	$—	$(45)	$2,953
Obligations of states and political subdivisions	23,272	—	(586)	22,686
Private-label mortgage-backed securities	1,246	—	(64)	1,182
Mortgage-backed securities	43,063	—	(480)	42,583
SBA pools	5,230	—	(40)	5,190

	$75,809	$—	$(1,215)	$74,594

Unrealized Gain Positions
Obligations of U.S. government agencies	$33,645	$565	$—	$34,210
Obligations of states and political subdivisions	56,275	2,719	—	58,994
Private-label mortgage-backed securities	3,154	107	—	3,261
Mortgage-backed securities	166,464	3,672	—	170,136
SBA pools	3,422	28	—	3,450

	$262,960	$7,091	$—	$270,051

	$338,769	$7,091	$(1,215)	$344,645

At June 30, 2014, of the 392 investments held, there were 81 investment securities in unrealized loss positions. The following table presents a summary of securities in a continuous unrealized loss position at June 30, 2014:

	Securities in Continuous Unrealized Loss Position for Less Than 12 Months	Gross Unrealized Loss on Securities in Loss Position for Less Than 12 Months	Securities in Continuous Unrealized Loss Position for 12 Months or Longer	Gross Unrealized Loss on Securities in Loss Position for 12 Months or Longer
Obligations of U.S. government agencies	$—	$—	$2,953	$45
Obligations of states and political subdivisions	5,515	24	17,171	562
Private-label mortgage-backed securities	329	3	854	61
Mortgage-backed securities	8,305	27	34,278	453
SBA pools	5,189	40	—	—

	$19,338	$94	$55,256	$1,121

The amortized cost and estimated fair value of securities at June 30, 2015, by maturity, are shown below. Obligations of U.S. government agencies, states and political subdivisions and corporate bonds are shown by contractual maturity. Mortgage-backed securities and SBA variable pools are shown by projected average life.

	June 30, 2015
	Amortized Cost	Estimated Fair Value
Due in one year or less	$11,439	$11,554
Due after one year through 5 years	224,645	227,738
Due after 5 years through 10 years	108,956	111,045
Due after 10 years	32,891	33,281

	$377,931	$383,618

Thirteen securities were sold during the second quarter 2015 for a total book value of $7,574 and a gain of $139. The sold securities included three mortgage-backed securities and ten obligations of states and political subdivisions. During second quarter 2014, the Company sold one private-label mortgage-backed security with a book value of $238 for a loss of $100.

The following table presents investment securities which were pledged to secure public deposits, and repurchase agreements as permitted or required by law:

	June 30, 2015		December 31, 2014		June 30, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Pledged to secure public deposits	$30,048	$30,777	$31,937	$32,802	$23,123	$23,416
Pledged to secure repurchase agreements	12,912	13,237	3,976	4,062	2,474	2,548

	$42,960	$44,014	$35,913	$36,864	$25,597	$25,964

At June 30, 2015, December 31, 2014 and June 30, 2014, there was an outstanding balance of $368, $93 and $0, respectively for repurchase agreements.

NOTE 3 - LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY INDICATORS

Loans are stated at the amount of unpaid principal net of loan premiums or discounts for purchased loans, net of deferred loan origination fees, discounts associated with retained portions of loans sold, and an allowance for loan losses. Interest on loans is calculated using the simple-interest method on daily balances of the principal amount outstanding. Loan origination fees, net of origination costs and discounts, are amortized over the lives of the loans as adjustments to yield.

Major classifications of period-end loans are as follows:

	June 30,	% of Gross	December 31,	% of Gross	June 30,	% of Gross
	2015	Loans	2014	Loans	2014	Loans
Real estate loans
Multi-family residential	$68,289	5.23%	$51,586	4.93%	$50,867	4.93%
Residential 1-4 family	57,112	4.37%	47,222	4.51%	46,287	4.49%
Owner-occupied commercial	346,065	26.50%	259,805	24.84%	255,562	24.78%
Nonowner-occupied commercial	275,077	21.06%	201,558	19.27%	182,141	17.66%

Total permanent real estate loans	746,543	57.16%	560,171	53.55%	534,857	51.86%
Construction loans
Multi-family residential	6,590	0.50%	8,472	0.81%	19,539	1.89%
Residential 1-4 family	30,145	2.31%	28,109	2.69%	33,951	3.29%
Commercial real estate	31,659	2.42%	18,595	1.78%	28,019	2.72%
Commercial bare land and acquisition & development	15,870	1.22%	12,159	1.16%	11,096	1.08%
Residential bare land and acquisition & development	7,074	0.54%	6,632	0.63%	6,240	0.61%

Total construction real estate loans	91,338	6.99%	73,967	7.07%	98,845	9.59%

Total real estate loans	837,881	64.15%	634,138	60.62%	633,702	61.45%
Commercial loans	459,458	35.18%	406,568	38.87%	392,810	38.10%
Consumer loans	3,783	0.29%	3,862	0.37%	3,410	0.33%
Other loans	5,025	0.38%	1,443	0.14%	1,207	0.12%

Gross loans	1,306,147	100.00%	1,046,011	100.00%	1,031,129	100.00%
Deferred loan origination fees	(1,215)		(990)		(1,108)

	1,304,932		1,045,021		1,030,021
Allowance for loan losses	(16,013)		(15,637)		(15,675)

Total loans, net of allowance for loan losses and net deferred fees	$1,288,919		$1,029,384		$1,014,346

At June 30, 2015, outstanding loans to dental professionals totaled $321,055 and represented 24.58% of total outstanding loans, compared to dental professional loans of $306,391 or 29.29% of total outstanding loans at December 31, 2014, and $302,822 or 29.37% of total outstanding loans at June 30, 2014. See Note 4 for additional information on the dental loan portfolio. There are no other industry concentrations in excess of 10% of the total loan portfolio. However, as of June 30, 2015, 64.15% of the Company’s loan portfolio was collateralized by real estate and is, therefore, susceptible to changes in real estate market conditions.

Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the three and six months ended June 30, 2015, and 2014 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Balance, beginning of period	$15,724	$15,394	$15,637	$15,917
Provision charged to income	550	—	550	—
Loans charged against allowance	(454)	(30)	(527)	(631)
Recoveries credited to allowance	193	311	353	389

Balance, end of period	$16,013	$15,675	$16,013	$15,675

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

The adequacy of the allowance for loan losses and the reserve for unfunded commitments is determined using a systematic methodology and is monitored regularly based on management’s evaluation of numerous factors. For each portfolio segment, these factors include:

•	The quality of the current loan portfolio,

•	The trend in the migration of the loan portfolio’s risk ratings,

•	The velocity of migration of losses and potential losses,

•	Current economic conditions,

•	Loan concentrations,

•	Loan growth rates,

•	Past-due and nonperforming trends,

•	Evaluation of specific loss estimates for all significant problem loans,

•	Recovery experience, and

•	Peer comparison loss rates.

A summary of the activity in the allowance for loan losses by major loan classification follows:

	For the three months ended June 30, 2015
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$5,550	$7,537	$1,062	$52	$1,523	$15,724
Charge-offs	(454)	—	—	—	—	(454)
Recoveries	183	3	3	4	—	193
Provision (reclassification)	622	124	46	(4)	(238)	550

Ending balance	$5,901	$7,664	$1,111	$52	$1,285	$16,013

	For the six months ended June 30, 2015
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$5,733	$7,494	$1,077	$54	$1,279	$15,637
Charge-offs	(485)	(42)	—	—	—	(527)
Recoveries	287	48	8	10	—	353
Provision (reclassification)	366	164	26	(12)	6	550

Ending balance	$5,901	$7,664	$1,111	$52	$1,285	$16,013

At June 30, 2015, the allowance for loan losses on dental loans was $4,080 compared to $4,141 at December 31, 2014 and $4,136 at June 30, 2014. See Note 4 for additional information on the dental loan portfolio.

	Balances as of June 30, 2015
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$5,847	$7,610	$1,002	$52	$1,285	$15,796
Ending allowance: individually evaluated for impairment	54	54	109	—	—	217

Total ending allowance	$5,901	$7,664	$1,111	$52	$1,285	$16,013

Ending loan balance: collectively evaluated for impairment	$462,287	$740,753	$90,991	$3,783	$—	$1,297,814
Ending loan balance: individually evaluated for impairment	2,196	5,790	347	—	—	8,333

Total ending loan balance	$464,483	$746,543	$91,338	$3,783	$—	$1,306,147

	Balances as of December 31, 2014
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$5,662	$7,438	$959	$54	$1,279	$15,392
Ending allowance: individually evaluated for impairment	71	56	118	—	—	245

Total ending allowance	$5,733	$7,494	$1,077	$54	$1,279	$15,637

Ending loan balance: collectively evaluated for impairment	$405,414	$555,146	$73,610	$3,862	$—	$1,038,032
Ending loan balance: individually evaluated for impairment	2,597	5,025	357	—	—	7,979

Total ending loan balance	$408,011	$560,171	$73,967	$3,862	$—	$1,046,011

	Balances as of June 30, 2014
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$5,580	$7,423	$1,219	$59	$1,251	$15,532
Ending allowance: individually evaluated for impairment	16	6	121	—	—	143

Total ending allowance	$5,596	$7,429	$1,340	$59	$1,251	$15,675

Ending loan balance: collectively evaluated for impairment	$389,823	$528,734	$98,480	$3,410	$—	$1,020,447
Ending loan balance: individually evaluated for impairment	4,194	6,123	365	—	—	10,682

Total ending loan balance	$394,017	$534,857	$98,845	$3,410	$—	$1,031,129

Management believes that the allowance for loan losses was adequate as of June 30, 2015. However, future loan losses may exceed the levels provided for in the allowance for loan losses and could possibly result in additional charges to the provision for loan losses.

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

The following tables present the Company’s loan portfolio information by loan type and credit grade at June 30, 2015, December 31, 2014, and June 30, 2014:

Credit Quality Indicators

As of June 30, 2015

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$66,793	$—	$1,496	$—	$68,289
Residential 1-4 family	49,551	—	7,561	—	57,112
Owner-occupied commercial	334,002	—	12,063	—	346,065
Nonowner-occupied commercial	270,739	—	4,338	—	275,077

Total real estate loans	721,085	—	25,458	—	746,543

Construction
Multi-family residential	6,590	—	—	—	6,590
Residential 1-4 family	30,073	—	72	—	30,145
Commercial real estate	30,512	—	1,147	—	31,659
Commercial bare land and acquisition & development	15,586	—	284	—	15,870
Residential bare land and acquisition & development	6,592	—	482	—	7,074

Total construction loans	89,353	—	1,985	—	91,338

Commercial and other	450,918	—	13,565	—	464,483

Consumer	3,782	—	1	—	3,783

Totals	$1,265,138	$—	$41,009	$—	$1,306,147

Credit Quality Indicators

As of December 31, 2014

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$50,074	$—	$1,512	$—	$51,586
Residential 1-4 family	39,527	—	7,695	—	47,222
Owner-occupied commercial	254,166	—	5,639	—	259,805
Nonowner-occupied commercial	197,940	—	3,618	—	201,558

Total real estate loans	541,707	—	18,464	—	560,171

Construction
Multi-family residential	8,472	—	—	—	8,472
Residential 1-4 family	28,109	—	—	—	28,109
Commercial real estate	17,645	—	950	—	18,595
Commercial bare land and acquisition & development	11,917	—	242	—	12,159
Residential bare land and acquisition & development	5,954	—	678	—	6,632

Total construction loans	72,097	—	1,870	—	73,967

Commercial and other	395,918	—	12,093	—	408,011

Consumer	3,854	—	8	—	3,862

Totals	$1,013,576	$—	$32,435	$—	$1,046,011

Credit Quality Indicators

As of June 30, 2014

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$49,341	$—	$1,526	$—	$50,867
Residential 1-4 family	38,453	—	7,834	—	46,287
Owner-occupied commercial	244,255	4,219	7,088	—	255,562
Nonowner-occupied commercial	178,168	—	3,973	—	182,141

Total real estate loans	510,217	4,219	20,421	—	534,857

Construction
Multi-family residential	19,539	—	—	—	19,539
Residential 1-4 family	33,951	—	—	—	33,951
Commercial real estate	28,019	—	—	—	28,019
Commercial bare land and acquisition & development	10,866	—	230	—	11,096
Residential bare land and acquisition & development	5,487	—	753	—	6,240

Total construction loans	97,862	—	983	—	98,845

Commercial and other	380,601	—	13,416	—	394,017

Consumer	3,398	—	12	—	3,410

Totals	$992,078	$4,219	$34,832	$—	$1,031,129

At June 30, 2015, December 31, 2014, and June 30, 2014, the Company had $1,077, $562 and $417, respectively, in unfunded commitments on its classified loans, which is included in the calculation of our classified asset ratio.

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

The following tables present an aging analysis of past due and nonaccrual loans at June 30, 2015, December 31, 2014, and June 30, 2014:

Age Analysis of Loans Receivable

As of June 30, 2015

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$68,289	$68,289
Residential 1-4 family	173	—	—	688	861	56,251	57,112
Owner-occupied commercial	1,278	338	—	1,117	2,733	343,332	346,065
Nonowner-occupied commercial	—	—	—	878	878	274,199	275,077

Total real estate loans	1,451	338	—	2,683	4,472	742,071	746,543

Construction
Multi-family residential	—	—	—	—	—	6,590	6,590
Residential 1-4 family	—	—	—	—	—	30,145	30,145
Commercial real estate	—	—	—	—	—	31,659	31,659
Commercial bare land and acquisition & development	—	—	—	—	—	15,870	15,870
Residential bare land and acquisition & development	—	—	—	—	—	7,074	7,074

Total construction loans	—	—	—	—	—	91,338	91,338

Commercial and other	686	—	—	955	1,641	462,842	464,483

Consumer	6	—	—	—	6	3,777	3,783

Total	$2,143	$338	$—	$3,638	$6,119	$1,300,028	$1,306,147

Age Analysis of Loans Receivable

As of December 31, 2014

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multi-family residential	$—	—	$—	$—	$—	$51,586	$51,586
Residential 1-4 family	568	—	—	321	889	46,333	47,222
Owner-occupied commercial	—	—	—	599	599	259,206	259,805
Nonowner-occupied commercial	605	—	—	906	1,511	200,047	201,558

Total real estate loans	1,173	—	—	1,826	2,999	557,172	560,171

Construction
Multi-family residential	—	—	—	—	—	8,472	8,472
Residential 1-4 family	—	—	—	—	—	28,109	28,109
Commercial real estate	—	—	—	—	—	18,595	18,595
Commercial bare land and acquisition & development	—	—	—	—	—	12,159	12,159
Residential bare land and acquisition & development	—	—	—	—	—	6,632	6,632

Total construction loans	—	—	—	—	—	73,967	73,967

Commercial and other	327	—	—	869	1,196	406,815	408,011

Consumer	4	1	—	—	5	3,857	3,862

Total	$1,504	$1	$—	$2,695	$4,200	$1,041,811	$1,046,011

Age Analysis of Loans Receivable

As of June 30, 2014

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$50,867	$50,867
Residential 1-4 family	—	—	—	473	473	45,814	46,287
Owner-occupied commercial	—	—	—	1,703	1,703	253,859	255,562
Nonowner-occupied commercial	38	520	—	708	1,266	180,875	182,141

Total real estate loans	38	520	—	2,884	3,442	531,415	534,857
Construction
Multi-family residential	—	—	—	—	—	19,539	19,539
Residential 1-4 family	—	—	—	—	—	33,951	33,951
Commercial real estate	—	—	—	—	—	28,019	28,019
Commercial bare land and acquisition & development	—	—	—	—	—	11,096	11,096
Residential bare land and acquisition & development	—	—	—	—	—	6,240	6,240

Total construction loans	—	—	—	—	—	98,845	98,845

Commercial and other	—	247	—	2,047	2,294	391,723	394,017

Consumer	9	—	—	—	9	3,401	3,410

Total	$47	$767	$—	$4,931	$5,745	$1,025,384	$1,031,129

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

The following tables display an analysis of the Company’s impaired loans at June 30, 2015, December 31, 2014, and June 30, 2014:

Impaired Loan Analysis

As of June 30, 2015

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation
Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	878	312	1,190	1,702	1,155	8
Owner-occupied commercial	2,144	—	2,144	2,430	1,983	—
Nonowner-occupied commercial	2,410	46	2,456	2,552	2,469	46

Total real estate loans	5,432	358	5,790	6,684	5,607	54

Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	28	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	—	347	347	347	351	109

Total construction loans	—	347	347	347	379	109

Commercial and other	1,176	1,020	2,196	2,559	2,456	54

Consumer	—	—	—	—	—	—

Total impaired loans	$6,608	$1,725	$8,333	$9,590	$8,442	$217

Impaired Loan Analysis

As of December 31, 2014

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation
Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	564	313	877	1,181	1,123	2
Owner-occupied commercial	1,645	—	1,645	1,878	2,372	—
Nonowner-occupied commercial	2,449	54	2,503	2,523	1,927	54

Total real estate loans	4,658	367	5,025	5,582	5,422	56

Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	—	357	357	357	365	118

Total construction loans	—	357	357	357	365	118

Commercial and other	2,025	572	2,597	2,946	3,924	71

Consumer	—	—	—	—	—	—

Total impaired loans	$6,683	$1,296	$7,979	$8,885	$9,711	$245

Impaired Loan Analysis

As of June 30, 2014

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation
Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	730	316	1,046	1,373	1,254	4
Owner-occupied commercial	2,601	166	2,767	3,001	2,769	2
Nonowner-occupied commercial	2,310	—	2,310	2,317	1,078	—

Total real estate loans	5,641	482	6,123	6,691	5,101	6

Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	—	365	365	365	372	121

Total construction loans	—	365	365	365	372	121

Commercial and other	3,672	522	4,194	9,333	4,926	16

Consumer	—	—	—	—	—	—

Total impaired loans	$9,313	$1,369	$10,682	$16,389	$10,399	$143

The impaired balances reported above are not adjusted for government guarantees of $1,539, $1,123, and $1,151 at June 30, 2015, December 31, 2014, and June 30, 2014, respectively. The recorded investment in impaired loans, net of government guarantees, totaled $6,794, $6,856 and $9,531 at June 30, 2015, December 31, 2014, and June 30, 2014, respectively.

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

The following table displays the Company’s TDRs by class at June 30, 2015, December 31, 2014, and June 30, 2014:

	June 30, 2015		Troubled Debt Restructurings as of December 31, 2014		June 30, 2014
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
Real estate
Multifamily residential	—	$—	—	$—	—	$—
Residential 1-4 family	6	701	7	768	7	795
Owner-occupied commercial	2	1,027	2	1,046	5	1,988
Non owner-occupied commercial	7	2,408	7	2,503	3	2,309

Total real estate loans	15	4,136	16	4,317	15	5,092
Construction
Multifamily residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—	—	—

Total construction loans	—	—	—	—	—	—

Commercial and other	11	1,941	12	2,259	11	2,553

Consumer	—	—	—	—	—	—

Total	26	$6,077	28	$6,576	26	$7,645

The recorded investment in TDRs on nonaccrual status totaled $1,730, $1,649, and $2,260 at June 30, 2015, December 31, 2014, and June 30, 2014, respectively. The Company’s policy is that loans placed on nonaccrual will typically remain on nonaccrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain. The Company’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

For the six months ended June 30, 2015, the Company identified no TDRs that were newly considered impaired for which impairment was previously measured under the Company’s general loan loss allowance methodology.

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

There were no newly restructured loans identified in the six months ended June 30, 2015. Below is a table of the newly restructured loans identified in the six months ended June 30, 2014.

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

Subsequent to a loan being classified as a TDR, a borrower may become unwilling or unable to abide by the terms of the modified agreement. In such cases of default, the Company takes appropriate action to recover principal and interest payments including the use of foreclosure proceedings. There were no TDRs that subsequently defaulted within the first twelve months of restructure during the periods ended June 30, 2015 and 2014.

At June 30, 2015, December 31, 2014, and June 30, 2014, the Company had no commitments to lend additional funds on loans restructured as TDRs.

NOTE 4 – DENTAL LOAN PORTFOLIO

Dental lending is not operated as a business segment, and dental loans are made in the normal course of commercial lending activities throughout the Company. However, to assist in understanding the concentrations and risks associated with the Company’s loan portfolio, the following Note has been included to provide additional information relating to the Company’s dental loan portfolio. At June 30, 2015, December 31, 2014, and June 30, 2014, loans to dental professionals totaled $321,055, $306,391, and $302,822, respectively, and represented 24.58%, 29.29% and 29.37% in principal amount of total outstanding loans, respectively. As of June 30, 2015, December 31, 2014, and June 30, 2014, the dental loans were supported by government guarantees totaling $11,442, $12,700 and $13,967, respectively. These guarantees represented 3.56%, 4.15% and 4.61% in principal amount of the outstanding dental loan balances as of such respective dates. The Company defines a “dental loan” as a loan to dental professionals for the purpose of practice expansion, acquisition or other purpose supported by the cash flows of a dental practice.

Loan Classification

Major classifications of dental loans at June 30, 2015, December 31, 2014, and June 30, 2014, were as follows:

	June 30, 2015	December 31, 2014	June 30, 2014
Real estate secured loans:
Owner-occupied commercial	$59,819	$60,092	$61,452
Other dental real estate loans	2,596	2,785	2,663

Total permanent real estate loans	62,415	62,877	64,115

Dental construction loans	2,033	604	388

Total real estate loans	64,448	63,481	64,503

Commercial loans	256,607	242,910	238,319

Gross loans	$321,055	$306,391	$302,822

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

	June 30, 2015	December 31, 2014	June 30, 2014
Local	$156,315	$159,425	$169,102
National	164,740	146,966	133,720

Total	$321,055	$306,391	$302,822

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$3,912	$3,901	$4,141	$3,730
Provision (reclassification)	198	217	3	795
Loans charged against allowance	(42)	(31)	(84)	(447)
Recoveries credited to allowance	12	49	20	58

Balance, end of period	$4,080	$4,136	$4,080	$4,136

Credit Quality

Please refer to Note 3 for additional information on the definitions of the credit quality indicators.

The following tables present the Company’s dental loan portfolio by market and credit grade at June 30, 2015, December 31, 2014, and June 30, 2014:

As of June 30, 2015

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Local	$153,911	$—	$2,404	$—	$156,315
National	161,764	—	2,976	—	164,740

Total	$315,675	$—	$5,380	$—	$321,055

As of December 31, 2014

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Local	$156,589	$—	$2,836	$—	$159,425
National	144,120	—	2,846	—	146,966

Total	$300,709	$—	$5,682	$—	$306,391

As of June 30, 2014

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Local	$163,049	$—	$6,053	$—	$169,102
National	132,520	—	1,200	—	133,720

Total	$295,569	$—	$7,253	$—	$302,822

Past Due and Nonaccrual Loans

The following tables present an aged analysis of the dental loan portfolio by market, including nonaccrual loans, as of June 30, 2015, December 31, 2014, and June 30, 2014:

As of June 30, 2015

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

Local	$331	$—	$—	$536	$867	$155,448	$156,315
National	—	—	—	—	—	164,740	164,740

Total	$331	$—	$—	$536	$867	$320,188	$321,055

As of December 31, 2014

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

Local	$327	$—	$—	$597	$924	$158,501	$159,425
National	—	—	—	—	—	146,966	146,966

Total	$327	$—	$—	$597	$924	$305,467	$306,391

As of June 30, 2014

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

Local	$—	$—	$—	$1,028	$1,028	$168,074	$169,102
National	—	—	—	222	222	133,498	133,720

Total	$—	$—	$—	$1,250	$1,250	$301,572	$302,822

NOTE 5 – FEDERAL FUNDS AND OVERNIGHT FUNDS PURCHASED

At June 30, 2015, the Company had unsecured federal funds borrowing lines with various correspondent banks totaling $129,000. At June 30, 2015, December 31, 2014, and June 30, 2014, there was $5,500, $0, and $6,410, respectively outstanding on these lines.

The Company also has a secured overnight borrowing line available from the Federal Reserve Bank of San Francisco (“FRB”) that totaled $71,190, $65,084 and $101,122 at June 30, 2015, December 31, 2014, and June 30, 2014, respectively. At June 30, 2015, the FRB borrowing line was secured by the pledge of approximately $132,032 of commercial loans under the Company’s Borrower-In-Custody program. At June 30, 2015, December 31, 2014, and June 30, 2014, there were no outstanding borrowings on this line.

NOTE 6 – FEDERAL HOME LOAN BANK BORROWINGS

The Company has a borrowing limit with the Federal Home Loan Bank of Des Moines (“FHLB”) equal to 35% of total assets, subject to the value of discounted collateral pledged. On June 1, 2015, the FHLB Des Moines announced the completion of its merger with the FHLB Seattle effective May 31, 2015. At that time, the combined entity repurchased excess stock above what was needed to support borrowings, resulting in a reduction of outstanding FHLB stock.

At June 30, 2015, the maximum borrowing line was $640,830; however, the FHLB borrowing line was limited by the discounted value of collateral pledged. At June 30, 2015, the Company had pledged $604,157 in real estate loans to the FHLB that had a discounted value of $400,600. There was $84,000 borrowed on this line at June 30, 2015.

At December 31, 2014, the maximum FHLB borrowing line was $451,298, and the Company had pledged real estate loans and securities to the FHLB with a discounted value of $318,854. There was $96,000 borrowed on this line at December 31, 2014.

At June 30, 2014, the maximum FHLB borrowing line was $449,629, and the Company had pledged real estate loans and securities to the FHLB with a discounted collateral value of $284,453. There was $164,500 borrowed on this line at June 30, 2014.

Below is a summary of outstanding FHLB borrowings by maturity.

	Current Rates	June 30, 2015

Cash management advance	NA	$—
2014	—	—
2015	0.29% - 1.60%	56,500
2016	1.84% - 2.36%	22,500
2017	2.28%	3,000
2018	—	—
2019	—	—
Thereafter	3.85%	2,000

		$84,000

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

Prior to April 2006, ISO and non-qualified stock option awards were granted to employees and directors under the Company’s 1999 Employees’ Stock Option Plan and the Company’s 1999 Directors’ Stock Option Plan. The Company has stock options outstanding under both of these plans. Subsequent to the annual shareholders’ meeting in April 2006, all shares available under these plans were deregistered and are no longer available for future grants.

For the six months ended June 30, 2015, 19,185 restricted shares were granted and issued to directors with no restrictions imposed. Additionally, 155,898 RSUs were granted to employees during the first six months of 2015. Of the 155,898 RSUs granted, 7,052 cliff vest on January 1, 2019, 148,460 vest over four years, and 386 vested immediately. Shares of common stock will be issued as soon as practicable upon vesting. For the six months ended June 30, 2014, 14,996 restricted shares were granted and issued to directors with no restrictions imposed. Additionally, 127,051 RSUs were granted to employees during the first six months of 2014. Of the 127,051 RSUs granted, 116,771 vest over four years, 9,902 vest over two years, and 378 vested immediately. No other awards were granted during the six months ended June 30, 2015 and 2014.

The following table summarizes the shares and the aggregate grant-date fair market values of the equity-based awards granted during the six months ended June 30, 2015:

	Six months ended
	June 30, 2015		June 30, 2014
	Shares	Grant Date Fair Market Value	Shares	Grant Date Fair Market Value
Equity-based awards:
Director restricted stock	19,185	$248	14,996	$200
Employee stock options	—	—	—	—
Employee stock SARs	—	—	—	—
Employee RSUs	155,898	2,206	127,051	1,679

	175,083	$2,454	142,047	$1,879

The following table provides a summary of the Company’s RSU activity, including the weighted average grant date fair value per share, for the six months ended June 30, 2015:

	Six months ended
	June 30, 2015
	Non-Vested Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, beginning of period	$306,532	$11.18
Granted	155,898	13.00
Vested shares issued	(75,373)	10.59
Vested shares surrendered for taxes	(46,105)	10.59
Forfeited or expired	(4,847)	11.86

Balance, end of period	$336,105	$12.23

The following table identifies the compensation expense recorded and tax benefits received by the Company on its share-based compensation plans for the three and six months ended June 30, 2015, and 2014:

	Three months ended
	June 30,
	2015		2014
	Compensation Expense (Income)	Tax Benefit (expense)	Compensation Expense	Tax Benefit
Equity-based awards:
Director restricted stock	$248	$94	$200	$76
Employee RSUs	376	143	331	126
Liability-based awards:
Employee cash SARs	(50)	(19)	15	6

	$574	$218	$546	$208

	Six months ended
	June 30,
	2015		2014
	Compensation Expense (Income)	Tax Benefit (expense)	Compensation Expense	Tax Benefit
Equity-based awards:
Director restricted stock	$248	$94	$200	$76
Employee stock options	—	—	13	—
Employee stock SARs	—	—	26	10
Employee RSUs	708	269	561	213
Liability-based awards:
Employee cash SARs	(50)	(19)	70	27

	$906	$344	$870	$326

The following table identifies stock options, employee stock SARs, and employee cash SARs exercised during the three and six months ended June 30, 2015:

	Three months ended
	June 30, 2015
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	—	$—	$—	—	NA
Employee stock SARs	600	$11.30	$1	52	NA
Employee cash SARs	—	$—	NA	NA	$—

	Six months ended
	June 30, 2015
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	1,102	$12.25	$2	1,102	NA
Employee stock SARs	1,213	$11.50	$1	92	NA
Employee cash SARs	208	$12.07	NA	NA	$—

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

No liability-based or equity-based awards vested during the six months ended June 30, 2014.

At June 30, 2015, the Company had estimated unrecognized compensation expense of approximately $3,337 for unvested RSUs. These amounts are based on historical forfeiture rates of 13.00% for all RSUs granted to employees. The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested RSUs was approximately 2.94 years as of June 30, 2015.

NOTE 8 - FAIR VALUE

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2015, December 31, 2014, and June 30, 2014, in accordance with the provisions of FASB ASC 825 “Financial Instruments.” The use of different assumptions and estimation methods could have a significant effect on the reported fair value amounts. Accordingly, the estimates of fair value herein are not necessarily indicative of the amounts that might be realized in a current market exchange.

	June 30, 2015		December 31, 2014		June 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$39,602	$39,602	$25,787	$25,787	$43,443	$43,443
Securities available-for-sale	383,618	383,618	351,946	351,946	344,645	344,645
Loans	1,304,932	1,289,072	1,045,021	1,033,254	1,030,021	1,015,721
Federal Home Loan Bank stock	5,468	5,468	10,019	10,019	10,227	10,227
Interest receivable	5,833	5,833	4,773	4,773	5,101	5,101
Bank-owned life insurance	22,571	22,571	16,609	16,609	16,370	16,370
Swap derivative	117	117	176	176	218	218

Financial liabilities:
Deposits	$1,514,181	$1,514,255	$1,209,093	$1,209,240	$1,132,654	$1,132,917
Federal funds and overnight funds purchased	5,500	5,500	—	—	6,410	6,410
Federal Home Loan Bank borrowings	84,000	84,587	96,000	96,721	164,500	165,502
Junior subordinated debentures	8,248	2,494	8,248	2,410	8,248	2,326
Interest payable	170	170	176	176	170	170

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

Federal Home Loan Bank stock – The carrying amount represents the fair value and value at which FHLB of Des Moines would redeem the stock.

Interest receivable and payable– The carrying amounts of accrued interest receivable and payable approximate their fair value.

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

The following table presents information about the level in the fair value hierarchy for the Company’s assets and liabilities not measured and carried at fair value as of June 30, 2015, December 31, 2014, and June 30, 2014:

	Carrying Amount	Fair Value at June 30, 2015
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$39,602	$39,602	$—	$—
Loans	1,304,932	—	—	1,289,072
Federal Home Loan Bank stock	5,468	5,468	—	—
Interest receivable	5,833	5,833	—	—

Financial liabilities:
Deposits	$1,514,181	$—	$1,514,255	$—
Federal funds and overnight funds purchased	5,500	5,500	—	—
Federal Home Loan Bank borrowings	84,000	—	84,587	—
Junior subordinated debentures	8,248	—	2,494	—
Interest payable	170	170	—	—

	Carrying Amount	Fair Value at December 31, 2014
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$25,787	$25,787	$—	$—
Loans	1,045,021	—	—	1,033,254
Federal Home Loan Bank stock	10,019	10,019	—	—
Interest payable	4,773	4,773	—	—

Financial liabilities:
Deposits	$1,209,093	$—	$1,209,240	$—
Federal funds and overnight funds purchased	—	—	—	—
Federal Home Loan Bank borrowings	96,000	—	96,721	—
Junior subordinated debentures	8,248	—	2,410	—
Interest payable	176	176	—	—

	Carrying Amount	Fair Value at June 30, 2014
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$43,443	$43,443	$—	$—
Loans	1,030,021	—	—	1,015,721
Federal Home Loan Bank stock	10,227	10,227	—	—
Interest payable	5,101	5,101	—	—

Financial liabilities:
Deposits	$1,132,654	$—	$1,132,917	$—
Federal funds and overnight funds purchased	6,410	6,410	—	—
Federal Home Loan Bank borrowings	164,500	—	165,502	—
Junior subordinated debentures	8,248	—	2,326	—
Interest payable	170	170	—	—

The tables below show assets measured at fair value on a recurring basis as of June 30, 2015, December 31, 2014, and June 30, 2014:

	Carrying	Fair Value at June 30, 2015
	Value	Level 1	Level 2	Level 3
Available-for-sale securities
Obligations of U.S. government agencies	$55,796	$—	$55,796	$—
Obligations of states and political subdivisions	87,387	—	87,387	—
Mortgage-backed securities	202,114	—	202,114	—
Private-label mortgage-backed securities	3,334	—	1,551	1,783
SBA pools	34,089	—	34,089	—
Corporate securities	898	—	898	—
Swap derivative	117	117	—	—

Total assets measured on a recurring basis	$383,735	$117	$381,835	$1,783

	Carrying	Fair Value at December 31, 2014
	Value	Level 1	Level 2	Level 3
Available-for-sale securities
Obligations of U.S. government agencies	$39,185	$—	$39,185	$—
Obligations of states and political subdivisions	83,981	—	83,981	—
Mortgage-backed securities	205,390	—	205,390	—
Private-label mortgage-backed securities	3,816	—	2,248	1,568
SBA pools	19,574	—	19,574	—
Swap derivative	176	176	—	—

Total assets measured on a recurring basis	$352,122	$176	$350,378	$1,568

		Fair Value at June 30, 2014
	Value	Level 1	Level 2	Level 3
Available-for-sale securities
Obligations of U.S. government agencies	$37,162	$—	$37,162	$—
Obligations of states and political subdivisions	81,680	—	81,680	—
Mortgage-backed securities	212,720	—	212,720	—
Private-label mortgage-backed securities	4,443	—	2,750	1,693
SBA pools	8,640	—	8,640	—
Swap derivative	218	218	—	—

Total assets measured on a recurring basis	$344,863	$218	$342,952	$1,693

No transfers to or from Levels 1 and 2 occurred on assets measured at fair value on a recurring basis during the six months ended June 30, 2015, and 2014, or during the year ended December 31, 2014.

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

The following table provides a reconciliation of private-label mortgage-backed securities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and six months ended June 30, 2015, and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Beginning balance	$1,545	$1,774	$1,568	$1,786
Transfers from level 2	300	—	300	—
Transfers out of Level 3	—	—	—	—
Total gains or losses
Included in earnings	(13)	—	(13)	—
Included in other comprehensive income	29	(61)	68	(11)
Paydowns	(78)	(20)	(140)	(82)
Purchases, issuances, sales and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	—	—

Ending balance	$1,783	$1,693	$1,783	$1,693

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

The valuation methodology used by asset type includes:

•	Obligations of U.S. government agencies – security characteristics, defined sector break-down, benchmark yields, applied base spread, yield to maturity (bullet structures), corporate action adjustment, and evaluations based on T+3 settlement.

•	Obligations of states and political subdivisions – security characteristics, benchmark yields, applied base spread, yield to worst or market convention, ratings updates, prepayment schedules (housing bonds), material event notice adjustments, and evaluations based on T+3 settlement.

•	Private-label mortgage-backed securities – security characteristics, prepayment speeds, cash flows, TBA, Treasury and swap curves, IO/PO strips or floating indexes, applied base spread, spread adjustments, yield to worst or market convention, ratings updates (whole-loan collateral), and evaluations based on T+0 settlement.

•	Mortgage-backed securities – security characteristics, TBA, Treasury, or floating index benchmarks, spread to TBA levels, prepayment speeds, applied spreads, and evaluations based on T+0 settlement.

•	SBA pools – security characteristics, TBA, Treasury, or floating index benchmarks, spread to TBA levels, prepayment speeds, applied spreads, and evaluations based on T+0 settlement.

The third-party pricing service follows multiple review processes to assess the available market, credit and deal-level information to support its valuation estimates. If sufficient objectively verifiable information is not available to support a security’s valuation, an alternate independent evaluation source will be used.

The Company’s securities portfolio was valued through its independent third-party pricing service using evaluated pricing models and quoted prices based on market data. For further assurance, the Company’s estimate of fair value was compared to an additional independent third-party estimate at June 30, 2015, and the Company obtained key inputs for a sample of securities across sectors and evaluated those inputs for reasonableness. This analysis was performed at the individual security level and no material variances were noted.

During second quarter 2015, there was one security that transferred from level 2 to level 3 as the bank recorded OTTI on a security. For additional information, see Note 2 of the Notes to Consolidated Financial Statements in Item 1 of Part I of this report.

There have been no significant changes in the valuation techniques during the periods reported.

The tables below show assets measured at fair value on a nonrecurring basis as of June 30, 2015, December 31, 2014, and June 30, 2014:

	Carrying	Fair Value
June 30, 2015	Value	Level 1	Level 2	Level 3

Loans measured for impairment (net of government guarantees and specific reserves)	$3,041	$—	$—	$3,041
Other real estate owned	12,666	—	—	12,666

Total	$15,707	$—	$—	$15,707

	Carrying	Fair Value
December 31, 2014	Value	Level 1	Level 2	Level 3

Loans measured for impairment (net of government guarantees and specific reserves)	$3,110	$—	$—	$3,110
Other real estate owned	13,374	—	—	13,374

Total	$16,484	$—	$—	$16,484

	Carrying	Fair Value
June 30, 2014	Value	Level 1	Level 2	Level 3

Loans measured for impairment (net of government guarantees and specific reserves)	$5,298	$—	$—	$5,298
Other real estate owned	11,531	—	—	11,531

Total	$16,829	$—	$—	$16,829

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

During the second quarter 2013, the Company entered into an interest rate swap agreement with an $8,000 notional amount to convert its variable-rate Junior Subordinated Debenture debt into a fixed rate for a term of seven years at a rate of 2.73%. The derivative is designated as a cash flow hedge. The hedge meets the definition of highly effective and the Company expects the hedge to be highly effective throughout the remaining term of the swap. The fair value of the derivative instrument at June 30, 2015, was a $117 unrealized gain, which is recorded in the other asset section of the consolidated balance sheet, net of the tax effect. No gain or loss was recognized in earnings for the six months ended June 30, 2015, related to interest rate swaps.

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

The new rules made it optional for banks and bank holding companies to include accumulated other comprehensive income in their calculations of Tier 1 capital. The Company’s accumulated other comprehensive income consists primarily of the unrealized gain or loss on the securities portfolio as a result of marking securities available-for-sale to market. The Company opted to exclude accumulated other comprehensive income from its calculation of Tier 1 capital. Overall, the new rules did not materially impact the Company’s reported capital ratios for first or second quarter 2015. The Company continues to evaluate the impact of the rules as they are phased in over the next few years.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to leverage assets. Management believes that, as of June 30, 2015, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of June 30, 2015, and according to Federal Reserve and FDIC guidelines, the Bank was considered to be well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015:
Total capital (to risk weighted assets)
Bank:	$191,401	12.84%	$119,216	8.00%	$149,020	10.00%
Company:	$191,999	12.88%	NA		NA
Tier 1 capital (to risk (to risk weighted assets)
Bank:	$175,003	11.74%	$89,412	6.00%	$119,216	8.00%
Company:	$175,601	11.78%	NA		NA
Common Equity Tier 1 (to risk weighted assets)
Bank:	$175,003	11.74%	$67,059	4.50%	$96,863	6.50%
Company:	$168,029	11.27%	NA		NA
Tier 1 leverage ratio (to leverage assets)
Bank:	$175,003	9.97%	$70,190	4.00%	$74,510	5.00%
Company:	$175,601	10.01%	NA		NA

As of December 31, 2014:
Total capital (to risk weighted assets)
Bank:	$176,199	15.48%	$91,040	8.00%	$113,800	10.00%
Company:	$179,109	15.73%	NA		NA
Tier 1 capital (to risk weighted assets)
Bank:	$161,954	14.23%	$45,520	4.00%	$68,280	6.00%
Company:	$164,864	14.48%	NA		NA
Tier 1 capital (to leverage assets)
Bank:	$161,954	11.13%	$58,193	4.00%	$72,741	5.00%
Company:	$164,864	11.33%	NA		NA

As of June 30, 2014:
Total capital (to risk weighted assets)
Bank:	$173,819	15.46%	$89,938	8.00%	$112,422	10.00%
Company:	$176,940	15.73%	NA		NA
Tier 1 capital (to risk weighted assets)
Bank:	$159,744	14.21%	$44,969	4.00%	$67,453	6.00%
Company:	$162,865	14.48%	NA		NA
Tier 1 capital (to leverage assets)
Bank:	$159,744	11.05%	$57,829	4.00%	$72,286	5.00%
Company:	$162,865	11.26%	NA		NA

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

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding projected results, the expected interest rate environment and its impact on our business, loan yields and expected prepayments, net interest margin, expectations regarding nonperforming assets, loan growth, earning asset mix, expected cash flows from the securities portfolio, expectations regarding the Company’s securities portfolio and the sale of securities, their value and yields, growth in core deposits and cost, capital levels, liquidity and dividends, expectations regarding certain large depositor relationships, the outcome of legal proceedings, management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this report, and our other reports filed with the SEC:

•	Local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets.

•	The local housing or real estate market could decline.

•	The risks presented by an economic recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations, and loan portfolio delinquency rates.

•	Our concentration in loans to dental professionals exposes us to the risks affecting dental practices in general.

•	Interest rate changes could significantly reduce net interest income and negatively affect funding sources.

•	Projected business increases following any future strategic expansion or opening of new branches could be lower than expected.

•	Competition among financial institutions could increase significantly.

•	The goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings.

•	The reputation of the financial services industry could deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers.

•	The efficiencies we may expect to receive from any investments in personnel, acquisitions, and infrastructure may not be realized.

•	The level of nonperforming assets and charge-offs or changes in the estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements may increase.

•	Changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, executive compensation, and insurance) could have a material adverse effect on our business, financial condition and results of operations.

•	Acts of war or terrorism, or natural disasters, such as the effects of pandemic flu, may adversely impact our business.

•	The timely development and acceptance of new banking products and services and perceived overall value of these products and services by users may adversely impact our ability to increase market share and control expenses.

•	Changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters, may impact the results of our operations.

•	The costs and effects of legal, regulatory and compliance developments, including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews, may adversely impact our ability to increase market share and control expenses, or may result in substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition.

•	Our success at managing the risks involved in the foregoing items will have a significant impact on our results of operations and future prospects.

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

Goodwill and Intangible Assets

At June 30, 2015, the Company had $43,225 in goodwill and other intangible assets. In accordance with financial accounting standards, assets with indefinite lives are periodically tested for impairment. Management performs an impairment analysis of its goodwill and intangible assets with indefinite lives at least annually and has determined that there was no impairment as of December 31, 2014, the date the most recent analysis was performed.

Share-based Compensation

In accordance with FASB ASC 718, “Stock Compensation,” we recognize expense in the income statement for the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of each grant is estimated as of the grant date using the Black-Scholes option-pricing model. Management assumptions utilized at the time of grant impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately, the expense that will be recognized over the expected service period. Additional information is included in Note 7 of the Notes to Consolidated Financial Statements in Item 1 of Part I of this report.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 improves the financial reporting of repurchase agreements and other similar transactions by introducing two accounting changes: (1) repurchase-to-maturity transactions will be accounted for as secured borrowing transactions on the balance sheet (previously, they were accounted for as sales when certain conditions were met), and (2) for repurchase financing arrangements, an entity will account separately for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. It also requires enhanced disclosures about repurchase agreements and other similar transactions. The amendments in this update will be effective for the first interim or annual period beginning after December 31, 2014, with the exception of the collateral disclosures which will be effective for interim periods beginning after March 15, 2015. Early application is not permitted. The adoption of ASU No. 2014-11 has not had a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 was issued to clarify that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period if it is probable that the performance condition will be achieved. ASU 2014-12 becomes effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. As of June 30, 2015, the Company did not have any share-based payment awards that included performance targets that could be achieved after the requisite service period. As such, the adoption of ASU No. 2014-12 did not have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU No. 2014-14 is not expected to have a material impact on the Company’s consolidated financial statements.

Financial Highlights

	For the three months ended June 30,			For the six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Net income	$5,095	$4,148	22.83%	$7,897	$7,980	-1.04%
Operating revenue (1)	$19,323	$15,613	23.76%	$35,573	$30,982	14.82%

Earnings per share
Basic	$0.26	$0.23	13.04%	$0.42	$0.45	-6.67%
Diluted	$0.26	$0.23	13.04%	$0.41	$0.44	-6.82%

Assets, period-end	$1,830,942	$1,498,763	22.16%
Gross loans, period-end	$1,306,147	$1,031,129	26.67%
Core deposits, period end (2)	$1,445,218	$1,026,542	40.79%
Deposits, period-end	$1,514,181	$1,132,654	33.68%

Return on average assets (3)	1.14%	1.13%		0.94%	1.10%
Return on average equity (3)	9.68%	9.16%		7.89%	8.89%
Return on average tangible equity (3) (4)	12.18%	10.53%		9.68%	10.22%

(1)	Operating revenue is defined as net interest income plus noninterest income.
(2)	Defined by the Company as demand, interest checking, money market, savings, and local nonpublic time deposits, including local nonpublic time deposits in excess of $100.
(3)	Amounts annualized.
(4)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.

The Company earned $5,095 or $0.26 per diluted share in second quarter 2015, compared to $4,148 or $0.23 per diluted share in second quarter 2014. The improvement in net income was due to increased operating revenues, primarily net interest income, which was partially offset by an increase in the provision for loan losses and higher noninterest expense. Second quarter 2015 results included the full quarter impact of the acquisition of Capital Pacific Bank, which closed on March 6, 2015. The acquisition, combined with organic loan and deposit growth, were the primary drivers of increased operating revenues and noninterest expense in second quarter 2015 when compared to second quarter 2014. The increase in the provision for loan losses in second quarter 2015 over second quarter 2014 was primarily due to growth in outstanding loans.

For the six months ended June 30, 2015, the Company earned $7,897 or $0.41 per diluted share compared to $7,980 or $0.44 per diluted share for the same period last year. The decline in net income was primarily due to $1,836 of pre-tax merger expense related to the Capital Pacific acquisition, which lowered net income for the first six months of 2015 by $1,203 or $0.07 per share. Excluding merger-related expense, year-to-date June 30, 2015, net income was up $1,120 or 14.03% over last year.

During the second quarter 2015, the Company experienced significant organic growth in outstanding loans. Outstanding loans at June 30, 2015, were $1,306,147, up $50,270 over March 31, 2015 outstanding loans. Growth in outstanding loans during the second quarter 2015 represented record quarterly growth when compared to all previous quarters for the Company.

Core deposit growth continued during the second quarter 2015, which is typical when compared to prior year’s seasonal patterns. Outstanding core deposits at June 30, 2015, were $1,445,218, up $27,821 over March 31, 2015 core deposits.

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

	June 30, 2015	December 31, 2014	June 30, 2014
Total shareholders’ equity	$212,015	$184,161	$182,137
Subtract:
Goodwill	(39,075)	(22,881)	(22,881)
Core deposit intangible assets	(4,150)	(614)	(674)

Tangible shareholders’ equity (non-GAAP)	$168,790	$160,666	$158,582

Book value per share	$10.82	$10.39	$10.20
Tangible book value per share (non-GAAP)	$8.62	$9.07	$8.88

Year-to-date return on average equity	7.89%	8.83%	8.89%
Year-to-date return on average tangible equity (non-GAAP)	9.68%	10.14%	10.22%

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

Net interest margin as a percentage of average earning assets for second quarter 2015 was 4.39%, an improvement of 10 basis points over the prior quarter, and up 4 basis points over second quarter 2014. The linked-quarter increase in the net interest margin was primarily due to an increase in earning asset yields and a lower cost of funds. The improvement in earning asset yields resulted from a 28 and 3 basis point increase in taxable and tax-exempt securities, respectively, which more than offset a decline in loan yields. Loan yields were affected by the accretion of fair value marks in both second and first quarters 2015. During the second quarter 2015, accretion of loan fair value marks was $635 and added 16 basis points to the net interest margin, compared to loan fair value accretion of $369 in first quarter 2015 that added 10 basis points to the net interest margin. The decline in the cost of funds was due to a 9 basis point decline in the cost of interest-bearing wholesale funding.

The improvement in year-over-year net interest margin of 4 basis points was primarily due to a decrease in the cost of interest-bearing liabilities, which was down 7 basis points in second quarter 2015 from second quarter 2014. Earning asset yields for second quarter 2015 were relatively unchanged from second quarter 2014.

The core net interest margin, which removes the effect of fair value accretion and nonrecurring items has remained relatively stable due to a continued shift in earning asset mix as higher yielding loans are a larger proportion of total earning assets versus the lower yielding securities portfolio. Core net interest margin is considered to be a non-GAAP financial measure. Below is a summary of the core net interest margin, which excludes nonrecurring items and accretion of fair value marks, for second quarter 2015, first quarter 2015, fourth quarter 2014 and second quarter 2014. This summary presents a reconciliation of the net interest margin to adjusted net interest margin for the period:

Reconciliation of Adjusted Net Interest Income to Net Interest Income

	Three months ended
	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2014
Tax equivalent net interest income (1)	$18,123	$15,326	$14,672	$14,751
Subtract
Century Bank accretion	100	120	90	116
Capital Pacific Bank accretion	535	249	—	—
Interest recoveries on nonaccrual loans	—	—	—	141
Prepayment penalties	84	—	46	—

Adjusted net interest income (non-GAAP)	$17,404	$14,957	$14,536	$14,494

Average earnings assets	$1,656,202	$1,448,767	$1,369,439	$1,360,376

Net interest margin	4.39%	4.29%	4.25%	4.35%
Core net interest margin (non-GAAP)	4.21%	4.19%	4.21%	4.27%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of $427, $353, $298, and $294 for the three months ended June 30, 2015, March 31, 2015, December 31, 2014, and June 30, 2014, respectively.

The following table presents condensed balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates on interest-bearing liabilities, for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014:

Table I

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Three months ended June 30, 2015			Three months ended June 30, 2014
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$13,975	$11	0.32%	$3,091	$2	0.26%
Securities available-for-sale:
Taxable	312,285	1,736	2.23%	275,472	1,614	2.35%
Tax-exempt(1)	72,576	767	4.24%	70,422	751	4.28%
Loans, net of deferred fees and allowance(2)
Taxable	1,224,201	16,301	5.34%	1,005,631	13,456	5.37%
Tax-exempt(3)	33,165	452	5.47%	5,760	89	6.20%

Total interest-earning assets	1,656,202	19,267	4.67%	1,360,376	15,912	4.69%

Non earning assets
Cash and due from banks	24,813			18,412
Property and equipment	17,849			18,482
Goodwill & intangible assets	43,252			23,571
Interest receivable and other assets	58,411			52,629

Total nonearning assets	144,325			113,094

Total assets	$1,800,527			$1,473,470

Interest-bearing liabilities
Money market and NOW accounts	$755,256	(500)	-0.27%	$537,145	$(361)	-0.27%
Savings deposits	58,881	(19)	-0.13%	49,204	(16)	-0.13%
Time deposits - core (4)	87,440	(83)	-0.38%	62,181	(86)	-0.55%

Total interest-bearing core deposits	901,577	(602)	-0.27%	648,530	(463)	-0.29%

Time deposits - noncore	73,469	(243)	-1.33%	105,229	(358)	-1.36%
Federal funds purchased	2,213	(4)	-0.72%	2,494	(4)	-0.64%
FHLB & FRB borrowings	90,286	(239)	-1.06%	160,643	(280)	-0.70%
Junior subordinated debenture	8,248	(56)	-2.72%	8,248	(56)	-2.72%

Total interest-bearing wholesale funding	174,216	(542)	-1.25%	276,614	(698)	-1.01%

Total interest-bearing liabilities	1,075,793	(1,144)	-0.43%	925,144	(1,161)	-0.50%

Noninterest-bearing liabilities
Demand deposits	508,259			362,204
Noninterest-bearing repurchase agreements	319			5
Interest payable and other	5,147			4,540

Total noninterest liabilities	513,725			366,749

Total liabilities	1,589,518			1,291,893
Shareholders’ equity	211,009			181,577

Total liabilities and shareholders’ equity	$1,800,527			$1,473,470

Net interest income		$18,123			$14,751

Net interest margin(1)		4.39%			4.35%

(1)	Tax-exempt security income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $268 and $263 for the three months ended June 30, 2015, and June 30, 2014, respectively. Net interest margin was positively impacted by
7	and 8 basis points for the three months ended June 30, 2015, and June 30, 2014, respectively.
(2)	Interest income includes recognized loan origination fees of $180 and $138 for the three months ended June 30, 2015, and June 30, 2014, respectively.
(3)	Tax-exempt loan income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $158 and $31 for the three months ended June 30, 2015, and June 30, 2014, respectively. Net interest margin was positively impacted by 4 and 1 basis points for the three months ended June 30, 2015, and June 30, 2014, respectively.
(4)	Defined by the Company as interest checking, money market, savings and local non- public time deposits, including local non-public time deposits in excess of $100.

Second quarter 2015 average volumes in Table I include the impact of assets and liabilities added from the Capital Pacific transaction as of the acquisition date of March 6, 2015, which are not included in prior year’s results. The acquisition of

Capital Pacific Bank added approximately $220,000 to average earning assets in the second quarter 2015 when compared to second quarter 2014. Table I shows that earning asset yields in second quarter 2015 were 4.67%, down 2 basis points from the 4.69% recorded in second quarter 2014. Lower yields on both the securities and loan portfolio were primarily responsible for the decline in earning asset yields. New loans continued to be booked at rates lower than the average portfolio rate, which continued to slowly reduce the overall portfolio yield. However, accretion of fair value marks in second quarter 2015 offset a portion of the decline in loan yields as second quarter 2015 accretion of fair value marks was $635 compared to $116 in second quarter 2014. The decline in the yield on securities reflected more recent purchases, which were defensive in nature against rising rates, thus were also being booked at lower rates than the average portfolio.

The cost of interest-bearing liabilities decreased by 7 basis points from 0.50% in second quarter 2014 compared to 0.43% in second quarter 2015. The decline in the cost of interest-bearing liabilities was primarily due to a lower cost of interest-bearing core deposits, combined with a change in the mix of interest-bearing liabilities. The rate paid on interest-bearing core deposits declined by 2 basis points, entirely due to a lower cost of core time deposits. The change in the mix of interest-bearing liabilities was significant and influenced the overall decline in the cost of interest-bearing liabilities much more than the decline in the rate paid on core deposits. During second quarter 2015, average interest-bearing core deposits, which were nearly 100 basis points less in cost than interest-bearing wholesale funding, made up 83.81% of total interest-bearing liabilities. That compares to second quarter 2014, where interest-bearing core deposits were only 70.10% of total interest-bearing liabilities.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended June 30, 2015, compared to the three months ended June 30, 2014.

Table II

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Three months ended June 30, 2015 compared to June 30, 2014 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$7	$2	$9
Securities available-for-sale:
Taxable	216	(94)	122
Tax-exempt(1)	23	(7)	16
Loans, net of deferred fees and allowance
Taxable	2,925	(80)	2,845
Tax-exempt(2)	423	(60)	363

Total interest-earning assets	3,594	(239)	3,355

Interest paid on:
Money market and NOW accounts	147	(8)	139
Savings deposits	3	—	3
Time deposits - core (3)	35	(38)	(3)

Total interest-bearing core deposits	185	(46)	139

Time deposits - noncore	(108)	(7)	(115)
Interest-bearing repurchase agreements	—	—	—
Federal funds purchased	—	—	—
FHLB & FRB borrowings	(123)	82	(41)
Junior subordinated debenture	—	—	—

Total interest-bearing wholesale funding	(231)	75	(156)

Total interest-bearing liabilities	(46)	29	(17)

Net interest income(1)	$3,640	$(268)	$3,372

(1)	Tax-exempt security income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $268 and $263 for the three months ended June 30, 2015, and June 30, 2014, respectively. Net interest margin was positively impacted by 7 and 8 basis points for the three months ended June 30, 2015, and June 30, 2014, respectively.
(2)	Tax-exempt loan income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $158 and $31 for the three months ended June 30, 2015, and June 30, 2014, respectively. Net interest margin was positively impacted by 4 and 1 basis points for the three months ended June 30, 2015, and June 30, 2014, respectively.
(3)	Defined by the Company as interest checking, money market, savings and local non- public time deposits, including local non-public time deposits in excess of $100.

The second quarter 2015 rate/volume analysis shows that net interest income increased by $3,372 over second quarter 2014. Interest income increased $3,355, while interest expense decreased $17. The increase in interest income was primarily due to higher volumes, which generated an additional $3,594 in interest income, which was partially offset by a decline in interest income of $239 primarily due to lower rates. Organic loan growth combined with the acquisition of Capital Pacific, which moved a greater proportion of our assets into loans, contributed to improvement in interest income during the quarter.

The decrease in interest expense in second quarter 2015, when compared to second quarter 2014, was primarily due to a change in the mix of interest-bearing liability volumes. Higher volumes of interest-bearing core deposits increased interest expense, but a corresponding decrease in interest-bearing wholesale funding balances more than offset the effect of higher volumes of core deposits. In addition, lower rates on non-interest core deposits also contributed to the decline in interest expense in the second quarter 2015 when compared to second quarter 2014.

Table III

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Six months ended June 30, 2015			Six months ended June 30, 2014
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$12,328	$16	0.26%	$3,075	$4	0.26%
Securities available-for-sale:
Taxable	299,117	3,112	2.10%	277,044	3,146	2.29%
Tax-exempt(1)	73,581	1,541	4.22%	69,755	1,495	4.32%
Loans, net of deferred fees and allowance(2)
Taxable	1,143,658	30,333	5.35%	996,298	26,573	5.38%
Tax-exempt(3)	24,374	688	5.69%	5,777	176	6.14%

Total interest earning assets	1,553,058	35,690	4.63%	1,351,949	31,394	4.68%

Non earning assets
Cash and due from banks	22,593			18,205
Property and equipment	17,830			18,608
Goodwill & intangible assets	37,209			23,586
Interest receivable and other assets	57,083			54,969

Total non earning assets	134,715			115,368

Total assets	$1,687,773			$1,467,317

Interest-bearing liabilities
Money market and NOW accounts	$699,141	$(932)	-0.27%	$536,729	$(744)	-0.28%
Savings deposits	57,548	(36)	-0.13%	48,620	(32)	-0.13%
Time deposits - core (4)	74,907	(155)	-0.42%	62,476	(177)	-0.57%

Total interest-bearing core deposits	831,596	(1,123)	-0.27%	647,825	(953)	-0.30%

Time deposits - non-core	78,201	(532)	-1.37%	103,336	(674)	-1.32%
Federal funds purchased	1,557	(5)	-0.65%	2,719	(9)	-0.67%
FHLB & FRB borrowings	86,120	(468)	-1.10%	165,388	(560)	-0.68%
Junior subordinated debenture	8,248	(112)	-2.74%	8,248	(112)	-2.74%

Total interest-bearing wholesale funding	174,126	(1,117)	-1.29%	279,691	(1,355)	-0.98%

Total interest-bearing liabilities	1,005,722	(2,240)	-0.45%	927,516	(2,308)	-0.50%

Noninterest-bearing liabilities
Demand deposits	474,209			353,833
Noninterest-bearing repurchase agreements	199			3
Interest payable and other	5,918			4,912

Total noninterest liabilities	480,326			358,748

Total liabilities	1,486,048			1,286,264
Shareholders’ equity	201,725			181,056

Total liabilities and shareholders’ equity	$1,687,773			$1,467,320

Net interest income		$33,450			$29,086

Net interest margin(1)		4.34%			4.34%

(1)	Tax-exempt security income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $539 and $523 for the six months ended June 30, 2015, and 2014, respectively. Net interest margin was positively impacted by 7 and 8 basis points, respectively for the six months ended June 30, 2015 and 2014, respectively.
(2)	Interest income includes recognized loan origination fees of $327 and $267 for the six months ended June 30, 2015, and 2014, respectively.
(3)	Tax-exempt security loan has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $241 and $62 for the six months ended June 30, 2015, and 2014, respectively. Net interest margin was positively impacted by 3 and 1 basis points, respectively, for the six months ended June 30, 2015 and 2014, respectively.
(4)	Defined by the Company as interest checking, money market, savings and local non- public time deposits, including local non-public time deposits in excess of $100.

Year-to-date June 30, 2015, average volumes in Table III include the impact of assets and liabilities added from the Capital Pacific transaction which closed on March 6, 2015, which amounts are not included in prior year’s results. The net interest margin for the six months ended June 30, 2015, was 4.34%, and unchanged from the same period last year. The overall yield on earning assets fell 5 basis points from 4.68% for the six months ended June 30, 2014 to 4.63% for the six months ended June 30, 2015. The decline in the yield on earning assets was offset by a corresponding drop in the cost of interest-bearing liabilities of 5 basis points from 0.50% for the first six months of 2014 to 0.45% for the first six months of 2015. Similar to the quarterly net interest margin analysis, the change in the mix of interest-bearing liabilities was significant and influenced the overall decline in the cost of interest-bearing liabilities more than offsetting the decline in the rate paid on core deposits.

Table IV

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Six months ended June 30, 2015 Compared to six months ended June 30, 2014 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$12	$—	$12
Securities available-for-sale:
Taxable	251	(285)	(34)
Tax-exempt(1)	82	(36)	46
Loans, net of deferred fees and allowance
Taxable	3,930	(170)	3,760
Tax-exempt(2)	567	(55)	512

Total interest earning assets	4,842	(546)	4,296

Interest paid on:
Money market and NOW accounts	225	(37)	188
Savings deposits	6	(2)	4
Time deposits - core (3)	35	(57)	(22)

Total interest-bearing core deposits	266	(96)	170

Time deposits - non-core	(164)	22	(142)
Interest-bearing repurchase agreements	—	—	—
Federal funds purchased	(4)	—	(4)
FHLB & FRB borrowings	(268)	176	(92)
Junior subordinated debenture	—	—	—

Total interest-bearing wholesale funding	(436)	198	(238)

Total interest-bearing liabilities	(170)	102	(68)

Net interest income(1)	$5,012	$(648)	$4,364

(1)	Tax-exempt security income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $539 and $523 for the six months ended June 30, 2015, and 2014, respectively. Net interest margin was positively impacted by 7 and 8 basis points, respectively for the six months ended June 30, 2015 and 2014, respectively.
(2)	Tax-exempt security loan has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $241 and $62 for the six months ended June 30, 2015, and 2014, respectively. Net interest margin was positively impacted by 3 and 1 basis points, respectively, for the six months ended June 30, 2015 and 2014, respectively.
(3)	Defined by the Company as interest checking, money market, savings and local non- public time deposits, including local non-public time deposits in excess of $100.

The rate/volume analysis for the six months ended June 30, 2015, in Table IV, shows that interest income, including loan fees, increased by $4,296 over the same period in 2014. Organic loan growth combined with the acquisition of Capital Pacific, which moved a greater proportion of our assets into loans, contributed to improvement in interest income for the first six months of 2015. The increase in interest income due to higher volumes was partially offset by a decline in interest income of $546 due to lower yield on both the securities and loan portfolios. The lower yield on the securities portfolio was due to the prolonged low interest rate environment and the fact that more recent purchases were more defensive in nature protecting against rising rates, thus new purchases were been booked at rates generally lower than the overall portfolio rate. Similarly, new loan volume generally continued to be booked at rates lower than the overall portfolio yield.

Similar to the quarterly net interest margin analysis, the decrease in interest expense for the first six months of 2015 of $68 when compared to the same period in 2014, was primarily due to a change in the mix of interest-bearing liability volumes. Higher volumes of interest-bearing core deposits increased interest expense, but a corresponding decrease in interest-bearing wholesale funding balances more than offset the effect of higher volumes of core deposits. In addition, lower rates on non-interest core deposits also contributed to the decline in interest expense for the six months ended June 30, 2015, when compared to the same period in 2014.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the three-month and six-month periods ended June 30, 2015, and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$15,724	$15,394	$15,637	$15,917
Provision charged to income	550	—	550	—
Loans charged against allowance	(454)	(30)	(527)	(631)
Recoveries credited to allowance	193	311	353	389

Balance, end of period	$16,013	$15,675	$16,013	$15,675

The Company recorded $550 in provision for loan losses during the second quarter 2015. This was the first provision for loan losses recorded by the Company in two years. The lack of provision over the past eight quarters reflected low levels of net loan charge offs and improvement in the overall credit quality of the portfolio during the period. The provision for loan losses during the second quarter 2015 was primarily the result of loan growth. The Company’s classified assets at June 30, 2015, were 26.52% of regulatory capital, compared to 24.54% and 24.72% of regulatory capital at December 31, 2014 and June 30, 2014, respectively. The increase in classified assets at June 30, 2015, when compared to December 31, 2014 was primarily due to the acquisition of Capital Pacific.

For the six months ended June 30, 2015, the Company recorded net loan charge offs of $174 or annualized 0.03% of average outstanding loans, compared to net loan charge offs of $242 or 0.05% of average loans for the same period in 2014. The allowance for loan losses for outstanding loans at June 30, 2015, was $16,013, or 1.23% of outstanding loans, compared to 1.49% and 1.52% of outstanding loans at December 31, 2014, and June 30, 2014, respectively. The decline in the allowance as a percentage of outstanding loans was primarily due to loans acquired in the Capital Pacific transaction, where loans were booked net of their credit related fair value adjustment of $3,316 on the date of acquisition. At June 30, 2015, the Company had a total of $3,440 of credit fair value adjustment assigned loans acquired from Capital Pacific Bank and Century Bank. The balance these acquired loans totaled $208,668, before the credit fair value adjustment. When acquired loans with an assigned a credit allowance fair value mark are excluded from outstanding loans, the allowance for loan losses of $16,013 as a percentage of organic loans outstanding was 1.46% as of June 30, 2015. This calculation excludes loans acquired through a merger transaction booked at their fair value. The allowance as a percentage of net nonperforming loans was 709.18% at June 30, 2015, compared to 786.17% and 340.32% at December 31, 2014, and June 30, 2014, respectively.

At June 30, 2015, $6,794 of loans (net of government guarantees) were classified as impaired. A specific allowance of $217 (included in the ending allowance at June 30, 2015) was assigned to these loans. That compares to impaired loans of $6,856 and a specific allowance assigned of $245 at December 31, 2014.

Total nonperforming assets, net of government guarantees, were $14,924, or 0.82% of total assets, at June 30, 2015, down $439 from December 31, 2014, as the Company continued to resolve problem loans and dispose of foreclosed properties. At June 30, 2015, nonperforming assets consisted of $2,258 in nonaccrual loans (net of government guarantees), no loans were 90 days past due and still accruing interest, and there was $12,666 of other real estate owned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more, and other real estate owned for the periods covered in this report:

Nonperforming Assets and Asset Quality Ratios

	June 30,	December 31,	June 30,
	2015	2014	2014
NONPERFORMING ASSETS
Nonaccrual loans
Real estate loans
Multi-family residential	$—	$—	$—
Residential 1-4 family	688	321	473
Owner-occupied commercial	1,117	599	1,703
Nonowner-occupied commercial	878	906	708

Total permanent real estate loans	2,683	1,826	2,884
Construction loans
Multi-family residential	—	—	—
Residential 1-4 family	—	—	—
Commercial real estate	—	—	—
Commercial bare land and acquisition & development	—	—	—
Residential bare land and acquisition & development	—	—	—

Total construction real estate loans	—	—	—

Total real estate loans	2,683	1,826	2,884
Commercial loans	955	869	2,047

Total nonaccrual loans	3,638	2,695	4,931
90-days past due and accruing interest	—	—	—
Total nonperforming loans	3,638	2,695	4,931
Nonperforming loans guaranteed by government	(1,380)	(706)	(325)

Net nonperforming loans	2,258	1,989	4,606
Other real estate owned	12,666	13,374	11,531

Total nonperforming assets, net of guaranteed loans	$14,924	$15,363	$16,137

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of total loans
outstanding	1.23%	1.50%	1.52%
Allowance for loan losses as a percentage of total nonperforming loans, net of government guarantees	709.17%	786.17%	340.32%
Net loan charge offs as a percentage of average loans, annualized	0.05%	0.03%	0.05%
Net nonperforming loans as a percentage of total loans	0.17%	0.19%	0.45%
Nonperforming assets as a percentage of total assets	0.82%	1.02%	1.08%
Consolidated classified asset ratio(1)	26.52%	24.54%	24.72%

(1)	Consolidated classified asset ratio is defined as the sum of all loan-related contingent liabilities and loans internally graded substandard or worse (net of government guarantees), adversely classified securities, and other real estate owned, divided by total consolidated Tier 1 capital plus the allowance for loan losses.

Other real estate owned at June 30, 2015, consisted of seven properties. One of the properties, a commercial land development project valued at $10,040, comprised 79.27% of the total other real estate owned category. The Company has been actively marketing this property; however the location and nature of the commercial land development property make it susceptible to possible future valuation write-downs as new appraisals become available.

Noninterest Income

Year-to-date June 30, 2015, noninterest income was $2,903, up $423 or 17.06% from the same period last year. The increase in noninterest income through June 30, 2015, when compared to the same period last year was primarily due to a $178 or 16.82% increase in service charges on deposit accounts and a $228 increase in gains on the sale of securities. The increase in service charges was primarily due to the acquisition of Capital Pacific Bank, which closed on March 6, 2015. The increase in gains on the sale of securities resulted primarily from the restructuring of approximately $3.5 million of the securities portfolio, and a small gain generated by the sale of securities due to potential future credit risk.

Noninterest Expense

Year-to-date 2015 noninterest expense was $23,004, an increase of $4,222 or 22.48% over year-to-date June 30, 2014 noninterest expense. Merger expense related to the acquisition of Capital Pacific Bank, which was completed on March 6, 2015, accounted for $1,836 of the total increase in noninterest expense. Excluding merger expense of $1,836 in 2015, total noninterest expense was up $2,386 or 12.70%. This increase in noninterest expense, excluding merger expense, was primarily attributable to a $1,489 or 12.50% increase in salaries and employee benefits. The increase in salaries and benefits during the first six months of 2015, was primarily due to the expense of new staff acquired through the acquisition of Capital Pacific Bank, who became employees of Pacific Continental Bank upon completion of the acquisition.

BALANCE SHEET

Loans

Outstanding loans at June 30, 2015, included approximately $200,000 in loans acquired in the Capital Pacific transaction, which closed on March 6, 2015, and are not included in 2014 outstanding loan totals. At June 30, 2015, outstanding loans were $1,306,147, up $50,270 or 4.00% over outstanding loans at March 31, 2015. All loans acquired in the Capital Pacific acquisition have been included in the Portland market gross loan totals below. A summary of outstanding loans by market at June 30, 2015, March 31, 2015, December 31, 2014, and June 30, 2014, follows:

	Period Ended
	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2014
Eugene market gross loans, period-end	$358,806	$358,129	$363,953	$354,430
Portland market gross loans, period-end	631,420	612,762	407,466	399,764
Seattle market gross loans, period-end	134,341	119,306	119,095	134,969
National healthcare gross loans, period-end	181,580	165,680	155,497	141,966

Total gross loans, period-end	$1,306,147	$1,255,877	$1,046,011	$1,031,129

Organic loan growth of $50,270 during the second quarter 2015 occurred across all markets and national healthcare lending. Loan growth was particularly strong in the Portland, Seattle, and national healthcare markets. National healthcare lending accelerated in second quarter 2015 when compared to the previous three quarters, increasing $15,900 during the second quarter 2015. Growth in Portland market of $18,658 was the strongest of all markets, and following several quarters of declining balances or very modest growth, outstanding loans in the Seattle market were up $15,035 during the second quarter 2015. Loan growth during the second quarter 2015 was not only geographically diverse, but also occurred across several loan types, including owner-occupied permanent real estate, non-owner occupied permanent real estate, residential and commercial real estate construction, and commercial and industrial loans. Net loan growth is expected to continue during the remainder of 2015 due to the addition of experienced market lenders, solid pipelines in all markets, improved regional economy, and the fact that during the second quarter 2015, the Company booked approximately $28,474 of new unfunded loan commitments that are expected to fund during the next three quarters.

Outstanding loans to dental professionals, which are comprised of both local and national loans, at June 30, 2015, totaled $321,055 or 24.58% of the loan portfolio, compared to $306,392 or 29.29% of the loan portfolio at December 31, 2014. While the Company’s national dental loans increased by $17,774 since December 31, 2014 and are now represented in 37 states, the more seasoned local dental loan portfolio declined slightly due to amortization of the existing portfolio, early pay offs and intense pricing competition during the same period. At June 30, 2015, $11,442 or 3.56% of the outstanding dental loans were supported by government guarantees. Loans to dental professionals include loans for such purposes as starting up a practice, acquisition of a practice, equipment financing, owner-occupied facilities, and working capital. National dental loans are limited only to acquisition of a seasoned practice by experienced dental professionals, practice refinances and owner-occupied real estate loans. Additional data on the Company’s dental loan portfolio and the credit quality of this portfolio can be found in Note 4 of the Notes to Consolidated Financial Statements in this report.

In addition to loan growth in the dental industry, growth was also experienced in the wider healthcare field, with loans to physicians, veterinarians, optometrists, and medical specialists. The healthcare portfolio, other than dental, experienced growth during the quarter. This segment grew by $21,654 over year-end 2014 to $91,983 as of June 30, 2015. The majority of the expansion was in veterinary lending in both practice acquisition and owner-occupied real estate financing. All loans to related parties were made in the ordinary course of business and on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the Company.

Detailed credit quality data on the entire loan portfolio can be found in Note 3 of the Notes to Consolidated Financial Statements in this report.

Securities

At June 30, 2015, the balance of securities available-for-sale was $383,618, up $31,672 over December 31, 2014. The increase in the securities portfolio during the first half of 2015 was primarily due to the acquisition of Capital Pacific Bank, which added $26,010 to the securities portfolio. At June 30, 2015, the portfolio had an unrealized pre-tax gain of $5,687 compared to an unrealized pre-tax gain of $6,057, at December 31, 2014. The average life and duration of the portfolio at June 30, 2015, was 4.2 years and 3.8 years, respectively, both up slightly from December 31, 2014. At June 30, 2015, $44,014 of the securities portfolio were pledged as collateral for public deposits in Oregon and Washington and for repurchase agreements.

During the second quarter 2015, the Company recorded $139 in gains on the sale of securities as small portions of the portfolio were restructured to enhance future performance. In addition, the Company sold approximately $4,200 of municipal securities due to perceived credit risk. The Company continued to structure the portfolio to provide consistent cash flow and reduce the market value volatility of the portfolio in a rising rate environment in light of the Company’s current liability sensitive position. The portfolio is structured to generate sufficient cash flow to allow reinvestment at higher rates should interest rates move up or to fund loan growth in future periods. In a stable rate environment, approximately $49,058 in cash flow is anticipated over the next twelve months. Going forward, purchases will be dependent upon core deposit growth, loan growth, and the Company’s interest rate risk position.

At June 30, 2015, $3,334, or 0.87% of the total securities portfolio, was composed of private-label mortgage-backed securities. In previous reporting periods, management booked OTTI on this portion of the portfolio totaling approximately $227. During the second quarter 2015, the Company booked an additional $13 OTTI on a single security. No previous OTTI had been recorded on this security. Management reviews monthly all available information, including current and projected default rates and current and projected loss severities, related to the collectability of its potentially impaired investment securities to determine if an additional OTTI is required. Recognition of additional OTTI on the private-label mortgage-backed portion of the portfolio is possible in future quarters depending upon economic conditions, default rates on home mortgages, loss severities on foreclosed homes, unemployment levels, and home values.

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

Goodwill and Intangible Assets

At June 30, 2015, the Company had a recorded balance of $39,075 in goodwill from the November 30, 2005, acquisition of Northwest Business Financial Corporation (“NWBF”), the February 1, 2013, acquisition of Century Bank, and the March 6, 2015 acquisition of Capital Pacific Bank. In addition, at June 30, 2015, the Company had $4,150 of core deposit intangible assets resulting from the acquisition of Century Bank and Capital Pacific Bank. The core deposit intangible for Century Bank was determined to have an expected life of seven years, and is being amortized over that period using the straight-line method and will be fully amortized in January 2020. The core deposit intangible for Capital Pacific Bank was determined to have an expected life of ten years, and is being amortized over that period using the straight-line method and will be fully amortized in February 2025. The Company periodically tests goodwill for impairment. Management performs an impairment analysis of the intangible assets with indefinite lives at least annually, but more frequently if an impairment triggering event is deemed to have occurred. The last impairment test was performed at December 31, 2014, at which time no impairment was determined to exist.

Deposits

Core deposits acquired in the Capital Pacific acquisition are not included in 2014 results. All core deposits acquired in the Capital Pacific transaction are located in the Portland market. Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and nonpublic local time deposits, including nonpublic local time deposits in excess of $100, were $1,445,218 and represented 95.45% of total deposits at June 30, 2015. Organic core deposit growth during the second quarter 2015 was $27,821. The organic growth of core deposits during the second quarter 2015 was typical of previous year’s seasonal patterns when core deposits have typically increased during this period. A key component of core deposits is noninterest-bearing demand deposits, which totaled $531,697 and represented 36.79% of core deposits at June 30, 2015. The weighted average cost of core deposits, when factoring in non-interest bearing core deposits, for the second quarter 2015 was 0.17%.

A summary of outstanding core deposits and average core deposits by market and other deposits classified as wholesale funding at June 30, 2015, March 31, 2015, December 31, 2014, and June 30, 2014, follows:

	Period ended
	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2014
Eugene market core deposits, period-end(1)	$759,079	$742,397	$672,527	$616,294
Portland market core deposits, period-end(1)	521,317	516,976	276,453	250,288
Seattle market core deposits, period-end(1)	164,822	158,024	161,881	159,960

Total core deposits, period-end(1)	1,445,218	1,417,397	1,110,861	1,026,542
Non-core deposits, period-end	68,963	79,350	98,232	106,112

Total deposits, period-end	$1,514,181	$1,496,747	$1,209,093	$1,132,654

	Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2014
Eugene market core deposits, average(1)	$742,252	$711,718	$668,927	$624,721
Portland market core deposits, average(1)	508,547	332,791	263,757	234,567
Seattle market core deposits, average(1)	159,037	156,109	150,266	151,446

Total core deposits, average(1)	1,409,836	1,200,618	1,082,950	1,010,734
Non-core deposits, average	73,469	82,986	93,988	105,229

Total deposits, average	$1,483,305	$1,283,604	$1,176,938	$1,115,963

(1)	Core deposits include all demand, savings, money market, interest checking accounts, plus all nonpublic local time deposits time deposits in excess of $100,000. including local time deposits in excess of $100.

Other Deposits

The Company uses public and brokered deposits to provide short-term and long-term funding sources. The Company defines short-term as having a contractual maturity of less than one year. The Company uses brokered deposits to help mitigate interest rate risk in a rising rate environment. All long-term brokered deposits have a call feature, which provides the Company the option to redeem the deposits on a quarterly basis and allows the Company to refinance long-term funding at lower rates should market rates fall. During the first six months of 2015, the Company called in $5,971 in brokered time deposits with a weighted average rate of 2.34%. No new brokered deposits were issued during the same time period. Brokered deposits called in during the first six months of 2015 were refinanced into core deposits or short-term borrowings at a lower cost. Below is a schedule detailing public and brokered deposits by type, including weighted average rate (“WAR”) and weighted average maturity (“WAM”).

Non-Core Deposit Summary

	Balance June 30, 2015	WAR	WAM
Short-Term Public Time Deposits	$26,782	0.21%	38 days
Long-Term Public Time Deposits	423	0.00%	5.93 years

	$27,206

Short-Term Brokered Time Deposits	$5,000	0.30%	53 days
Long-Term Brokered Time Deposits	36,757	2.11%	5.91 years

	$41,757
Total non-core deposits	$68,963

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

The Company was previously a member of the FHLB of Seattle and held stock in the FHLB of Seattle to support its borrowings from the entity. On May 31, 2015, the FHLB of Seattle merged with the FHLB of Des Moines and the combined bank is named the FHLB of Des Moines. At June 30, 2015, the Company held $5,468 of stock in the FHLB of Des Moines. During the second quarter 2015, following the merger, the FHLB of Des Moines repurchased $5,063 of its stock from the Company. The amount of stock held by the Company in the FHLB of Des Moines fluctuates daily based on the level of stock required to support current borrowings.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures outstanding at June 30, 2015, which were issued in conjunction with the 2005 acquisition of NWBF. The junior subordinated debentures had an interest rate of 6.27% that was fixed through January 2011. In January 2011, the rate on the junior subordinated debentures changed to three-month LIBOR plus 135 basis points. On April 22, 2013, the Bank entered into a cash flow hedge on $8,000 of the trust preferred payment, swapping the variable interest rate for a fixed rate of 2.73% for approximately seven years. At June 30, 2015, the fair value of the interest rate swap on the Company’s subordinated debentures was $117. At June 30, 2015, the $8,000 of junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines.

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

Additional information regarding the terms of the cash flow hedge is included in Note 9 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Capital Resources

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the issuance of new stock or other equity securities whether through stock offerings or through the exercise of equity awards. Capital formation allows the Company to grow assets and provides flexibility in times of adversity. Shareholders’ equity at June 30, 2015, was $212,015, up $27,854 from December 31, 2014. The increase in shareholders’ equity was primarily due to the issuance of 1,778,142 shares of Company stock valued at $23,578 in conjunction with the acquisition of Capital Pacific Bank during the first quarter 2015, combined with an increase in retained earnings during the second quarter 2015.

The Federal Reserve and the FDIC have in place guidelines for risk-based capital requirements applicable to U.S. bank holding companies and banks. In July 2013, the Federal Reserve Board and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the Basel Committee’s current international regulatory capital accord (Basel III). These rules were effective January 1, 2015 and replaced the federal banking agencies’ general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. The new rules establish more restrictive capital definitions, create additional categories and higher risk-weightings for certain asset classes and off-balance sheet exposures, higher leverage ratios and capital conservation buffers that will be added to the minimum capital requirements and must be met for banking organizations to avoid being subject to certain limitations on dividends and discretionary bonus payments to executive officers. The new rules also implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.50%; (b) a Tier 1 capital ratio of 6.00% (which is an increase from 4.00%); (c) a total capital ratio of 8.00%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4.00%. The new rules permit depository institution holding companies with less than $15 billion in total consolidated assets as of December 31, 2009, such as the Company, to include trust preferred securities in Tier 1 capital. Under the new rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.50% of total risk-weighted assets). The phase-in of the capital conservation buffer will begin January 1, 2016, and be completed by January 1, 2019. The new rules also provide for various adjustments and deductions to the definitions of regulatory capital that will phase in from January 1, 2014, to December 31, 2017. The new rules made it optional for banks and bank holding companies to include accumulated other comprehensive income in their calculations of Tier 1 capital. The Company’s accumulated other comprehensive income consists primarily of the unrealized gain or loss on the securities portfolio as a result of marking securities available-for-sale to market. The Company opted to exclude accumulated other comprehensive income from its calculation of Tier 1 capital. Overall, the new rules did not materially impact the Company’s reported capital ratios. The Company will continue to evaluate the impact of the rules as they are phased in over the next few years.

The Company’s common equity tier 1 capital ratio, tier 1 risk based capital ratio, total risk based capital ratio, and tier 1 leverage capital ratio were 11.27%, 11.78%, 12.88% and 10.01%, respectively, at June 30, 2015, with all capital ratios for the Company above the minimum regulatory designations. For additional information regarding the Company’s regulatory capital levels, see Note 10 in Notes to Consolidated Financial Statements in Part I, Item I of this report.

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

On April 21, 2015, the Board of Directors approved a regular second quarter cash dividend of $0.10 that was paid on May 15, 2015. Subsequent to the end of the second quarter 2015, on July 22, 2015, the Board of Directors approved an increase in the regular quarterly cash dividend to $0.11 per share payable to shareholders on August 15, 2015.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Company commits to extensions of credit and issues letters of credit. The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2015, the Company had $251,995 in commitments to extend credit, up from $156,972 at December 31, 2014.

Letters of credit written are conditional commitments issued by the Company to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At June 30, 2015, the Company had $2,569 in letters of credit and financial guarantees outstanding.

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

Core deposits at June 30, 2015, were $1,445,218 and represented 95.45% of total deposits. Core deposits at June 30, 2015, were up $334,357 over December 31, 2014. The acquisition of Capital Pacific Bank during the first quarter 2015 accounted for approximately $223,000 of growth during the first six months of 2015, while organic growth accounted for the remaining increase.

The Company experienced an increase in outstanding loans of $260,136 during the first six months of 2015, which included organic growth and loans acquired in the Capital Pacific acquisition. Organic loan growth was funded entirely by growth in core deposits. Core deposits not required to fund asset growth were used to pay down short-term borrowings and to fund purchases of securities. It is anticipated that core deposit growth and cash flows from the securities portfolio will provide a significant portion of the funding during the remainder of 2015, as loans are expected to continue to increase. The securities portfolio represented 20.95% of total assets at June 30, 2015. At June 30, 2015, $44,014 of the securities portfolio was pledged to support public deposits and repurchase agreements, leaving $339,604 of the securities portfolio unencumbered and available-for-sale. In addition, at June 30, 2015, the Company had $33,967 of government guaranteed loans that could be sold in the secondary market to support the Company’s liquidity position.

Due to its strategic focus to market to specific segments, the Company has been successful in developing deposit relationships with several large clients, which are generally defined as deposit relationships of $2,000 or more, which are closely monitored by management and Company officers. The loss of any such deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity. The Company uses a 10-point risk-rating system to evaluate each of its large depositors in order to assist management in its daily monitoring of the volatility of this portion of its core deposit base. The Company maintains sufficient short-term liquidity to cover potential volatility of this portion of the core deposit base. The risk-rating system attempts to determine the stability of the deposits of each large depositor, evaluating, among other things, the length of time the depositor has been with the Company and the likelihood of loss of individual large depositor relationships. Risk ratings on large depositors are reviewed at least quarterly and adjusted if necessary. Company management and officers maintain close relationships and hold regular meetings with its large depositors to assist in management of these relationships. The Company expects to maintain these relationships, believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients and regularly tests its ability to mitigate the loss of multiple large depositor relationships in its Liquidity Contingency Plan. There can be no assurance that these large depositor relationships will be maintained or that the loss of one or more of these clients will not adversely affect the Company’s liquidity.

At June 30, 2015, the Company had secured borrowing lines with the FHLB of Des Moines and the FRB, along with unsecured borrowing lines with various correspondent banks, totaling $600,790. The Company’s secured lines with the FHLB and FRB were limited by the amount of collateral pledged. At June 30, 2015, the Company had pledged $400,600 in discounted collateral value in commercial real estate loans, first and second lien single-family residential loans, multi-family loans, and securities to the FHLB. Additionally, certain commercial and commercial real estate loans with a discounted value of $71,190 were pledged to the FRB under the Company’s Borrower-In-Custody program. The Company’s unsecured correspondent bank lines totaled $129,000. At June 30, 2015, the Company had $84,000 in borrowings outstanding from the FHLB, no borrowings outstanding with the FRB, and $5,500 outstanding on its overnight correspondent bank lines, leaving a total of $511,290 available on its secured and unsecured borrowing lines as of such date.

Net cash provided by operating activities was $13,223 during the first six months of 2015, which was primarily due to net income of $7,897 and depreciation and amortization, net of accretion, of $3,678. Net cash of $62,645 was used in investing activities, consisting principally of a net loan principal increase of $57,023 and net purchases of securities of $8,644. Cash provided by financing activities during the first six months of 2015 was $63,237 and primarily consisted of an increase in deposits, which was partially offset by a reduction in borrowings and cash dividends paid to shareholders.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended June 30, 2015, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As is the case with many banks, our profitability is dependent to a large extent upon our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect, and has in past years, impacted, our net interest margin, and, in turn, our profitability. This impact could result in a decrease in our interest income relative to interest expense. Increases in interest rates may also adversely impact the value of our securities investment portfolio. At June 30, 2015, our balance sheet was liability sensitive over a one-year period, and an increase in interest rates could cause our net interest margin and our net interest income to decline in the short term. For the past several years, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the Federal Reserve has pursued highly accommodative monetary policies (including a very low Federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities) in an effort to facilitate growth in the U.S. economy and a reduction in levels of unemployment. This environment has placed downward pressure on the net interest margins of U.S. banks, including Pacific Continental Bank. During 2014, the Federal Reserve began to gradually ease its accommodative monetary policies including discontinuing its asset purchase program in October 2014. We cannot predict with any certainty whether or to what extent the Federal Reserve will continue its accommodative monetary policies, nor the timing of future easing for these policies.

Company Factors

We have a significant concentration in loans to dental professionals, and loan concentrations within one industry may create additional risk.

Bank regulatory authorities and investors generally view significant loan concentrations within any particular industry as carrying higher inherent risk than a loan portfolio without any significant concentration in one industry. We have a significant concentration of loans to dental professionals which represented 24.58% in principal amount of our total loan portfolio at June 30, 2015 (see Note 4 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this report). While we apply credit practices which we believe to be prudent to these loans as well as all the other loans in our portfolio, due to our concentration in dental lending, we are exposed to the general risks of industry concentration, which include adverse market factors impacting that industry alone or disproportionately to other industries. In addition, bank regulatory authorities may in the future require us to limit additional lending in the dental industry if they have concerns that our concentration in that industry creates significant risks, which in turn could limit our ability to pursue new loans in an area where we believe we currently have a competitive advantage.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At June 30, 2015, our nonperforming loans (which include all nonaccrual loans, net of government guarantees) were 0.17% of the loan portfolio. At June 30, 2015, our nonperforming assets (which include foreclosed real estate) were 0.82% of total assets. Nonperforming loans and assets adversely affect our net income in various ways. We generally do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, less estimated selling expenses, which may ultimately result in a loss. In addition, other real estate holdings are subject to periodic appraisals which may result in additional valuation adjustments. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors which can be detrimental to the performance of their other responsibilities. Any significant future increase in nonperforming assets could have a material adverse effect on our business, financial condition and results of operations.

We may not have the ability to continue paying dividends on our common stock at current or historic levels.

On July 22, 2015, the board of directors approved a quarterly cash dividend of $0.11 per share, payable to shareholders of record on August 5, 2015. Our ability to pay dividends on our common stock depends on a variety of factors. It is possible in the future that we may not be able to continue paying quarterly dividends commensurate with historic levels, if at all. As a holding company, a substantial portion of our cash flow typically comes from dividends our bank subsidiary pays to us. Cash dividends will depend on sufficient earnings to support them and adherence to bank regulatory requirements. If the Bank is not able to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations and prospects.

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

In addition, as a condition to membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At June 30, 2015, we had stock in the FHLB totaling $5,468. The FHLB stock held by us is carried at cost and represents the price at which FHLB of Des Moines would repurchase the stock if our borrowings decreased. Future negative changes to the financial condition of the FHLB could require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our reported earnings.

At June 30, 2015, we had $39,075 of goodwill on our balance sheet. Our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of qualitative and quantitative factors, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant entity-specific events. The last impairment test was performed at December 31, 2014. At December 31, 2014, we did not recognize an impairment charge related to our goodwill. Future evaluations of goodwill may result in findings of impairment and write-downs, which would impact our operating results and could be material.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

ITEM 3	Defaults upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

None

ITEM 6	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of the Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of the Registrant

32*	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350

101	The following financial information from Pacific Continental Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION
(Registrant)

Dated	August 7, 2015	/s/ Roger Busse

Roger Busse
Chief Executive Officer
(Duly Authorized Officer; Principal Executive Officer)

Dated	August 7, 2015	/s/ Michael A. Reynolds

Michael A. Reynolds
Executive Vice President and Chief Financial Officer (Duly Authorized Officer; Principal Financial Officer)