Form 10-Q
period 2015-09-30
PACIFIC CONTINENTAL CORP
filed 2015-11-09
CIK 1084717

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

COMMISSION FILE NUMBER: 0-30106

PACIFIC CONTINENTAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

OREGON	93-1269184
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No)

111 West 7th Avenue Eugene, Oregon	97401
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock outstanding as of October 30, 2015 was 19,592,682.

PACIFIC CONTINENTAL CORPORATION

FORM 10-Q

QUARTERLY REPORT

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

Pacific Continental Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	September 30, 2015	December 31, 2014	September 30, 2014

ASSETS
Cash and due from banks	$21,698	$20,929	$18,671
Interest-bearing deposits with banks	11,293	4,858	5,841

Total cash and cash equivalents	32,991	25,787	24,512

Securities available-for-sale	387,073	351,946	348,052
Loans, less allowance for loan losses and net deferred fees	1,339,195	1,029,384	1,019,127
Interest receivable	5,688	4,773	4,759
Federal Home Loan Bank stock	6,768	10,019	10,125
Property and equipment, net of accumulated depreciation	17,708	17,820	18,040
Goodwill and intangible assets	43,102	23,495	23,525
Deferred tax asset	5,319	4,464	7,247
Taxes receivable	587	—	—
Other real estate owned	11,854	13,374	13,177
Bank-owned life insurance	22,727	16,609	16,488
Other assets	5,271	6,654	4,667

Total assets	$1,878,283	$1,504,325	$1,489,719

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$544,009	$407,311	$390,790
Savings and interest-bearing checking	831,933	646,101	598,776
Core time deposits	89,605	57,449	57,645

Total core deposits	1,465,547	1,110,861	1,047,211

Other deposits	59,407	98,232	98,024

Total deposits	1,524,954	1,209,093	1,145,235
Repurchase agreements	302	93	1,067
Federal funds and overnight funds purchased	5,000	—	670
Federal Home Loan Bank borrowings	116,500	96,000	145,000
Junior subordinated debentures	8,248	8,248	8,248
Accrued interest and other payables	6,603	6,730	6,961

Total liabilities	1,661,607	1,320,164	1,307,181

Shareholders’ equity
Common stock, shares authorized: 50,000,000; shares issued and outstanding: 19,591,703 at September 30, 2015, 17,717,676 at December 31, 2014, and 17,716,776 at September 30, 2014	155,695	131,375	131,057
Retained earnings	56,320	48,984	48,011
Accumulated other comprehensive income	4,661	3,802	3,470

	216,676	184,161	182,538

Total liabilities and shareholders’ equity	$1,878,283	$1,504,325	$1,489,719

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest and dividend income
Loans	$17,240	$13,703	$48,020	$40,391
Taxable securities	1,713	1,547	4,825	4,693
Tax-exempt securities	490	500	1,491	1,471
Federal funds sold & interest-bearing deposits with banks	7	3	23	7

	19,450	15,753	54,359	46,562

Interest expense
Deposits	854	843	2,509	2,469
Federal Home Loan Bank & Federal Reserve borrowings	227	278	694	838
Junior subordinated debentures	57	57	169	169
Federal funds purchased	4	3	10	12

	1,142	1,181	3,382	3,488

Net interest income	18,308	14,572	50,977	43,074

Provision for loan losses	625	—	1,175	—

Net interest income after provision for loan losses	17,683	14,572	49,802	43,074

Noninterest income
Service charges on deposit accounts	703	524	1,939	1,582
Bankcard income	276	211	687	657
Bank-owned life insurance income	156	118	435	352
Net gain (loss) on sale of investment securities	143	3	336	(34)
Impairment losses on investment securities (OTTI)	—	—	(13)	—
Other noninterest income	436	341	1,234	1,119

	1,714	1,197	4,618	3,676

Noninterest expense
Salaries and employee benefits	6,822	5,939	20,223	17,851
Property and equipment	1,148	958	3,221	2,825
Data processing	838	657	2,343	2,019
Legal and professional services	496	148	1,386	889
Business development	369	344	1,134	1,059
FDIC insurance assessment	283	209	769	647
Other real estate expense	122	100	303	338
Merger related expense	—	—	1,836	—
Other noninterest expense	1,104	794	2,971	2,302

	11,182	9,149	34,186	27,930

Income before provision for income taxes	8,215	6,620	20,234	18,820
Provision for income taxes	2,890	2,189	7,012	6,409

Net income	$5,325	$4,431	$13,222	$12,411

Earnings per share
Basic	$0.27	$0.25	$0.69	$0.70

Diluted	$0.27	$0.25	$0.68	$0.69

Weighted average shares outstanding
Basic	19,591,666	17,749,217	19,133,682	17,844,914
Common stock equivalents attributable to stock-based awards	225,104	221,241	224,308	229,687

Diluted	19,816,770	17,970,458	19,357,990	18,074,601

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$5,325	$4,431	$13,222	$12,411
Other comprehensive income:
Available-for-sale securities:
Unrealized gain (loss) arising during the period	2,133	(460)	1,943	5,622
Reclassification adjustment for (gains) losses realized in net income	(143)	(3)	(336)	34
Reclassification adjustment for impairment losses (OTTI) realized in net income	—	—	13	—
Income tax effects	(776)	180	(632)	(2,206)
Derivative agreements—cash flow hedge
Unrealized (loss) gain arising during the period	(154)	57	(212)	(130)
Income tax effects	60	(22)	83	51

Total other comprehensive income (loss), net of tax	1,120	(248)	859	3,371

Total comprehensive income	$6,445	$4,183	$14,081	$15,782

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2013	17,891,687	$133,835	$45,250	$99	$179,184
Net income			16,042		16,042
Other comprehensive income, net of tax				3,703	3,703
Stock issuance and related tax benefit	93,069	203			203
Stock repurchase	(267,080)	(3,600)			(3,600)
Share-based compensation expense		1,454			1,454
Vested employee RSUs and SARs surrendered to cover tax consequences		(517)			(517)
Cash dividends			(12,308)		(12,308)

Balance, December 31, 2014	17,717,676	$131,375	$48,984	$3,802	$184,161

Net income			$13,222		$13,222
Other comprehensive income, net of tax				859	859
Stock option exercise	1,102	13			13
Stock issuance	1,872,925	23,578			23,578
Share-based compensation expense		1,328			1,328
Vested employee RSUs and SARs surrendered to cover tax consequences		(599)			(599)
Cash dividends			(5,886)		(5,886)

Balance, September 30, 2015	19,591,703	$155,695	$56,320	$4,661	$216,676

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$13,222	$12,411
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, net of accretion	5,476	5,155
Deferred income taxes	—	197
BOLI income	(435)	(352)
Share-based compensation	1,178	1,202
Provision for loan losses	1,175	—
(Gain) loss on sale of investment securities	(336)	34
Valuation adjustment on foreclosed assets	125	82
Loss (gain) on sale from foreclosed assets	12	(7)
Other than temporary impairment on investment securities	13	—
Excess tax benefit of stock options exercised	—	14
Change in:
Interest receivable	(368)	(56)
Deferred loan fees	249	102
Accrued interest payable and other liabilities	(1,321)	736
Income taxes receivable	69	80
Other assets	1,376	(1,242)

Net cash provided by operating activities	20,435	18,356

Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale investment securities	75,718	60,621
Purchase of available-for-sale investment securities	(87,025)	(59,612)
Net loan principal originations	(107,951)	(43,029)
Net purchase of property and equipment	(739)	(322)
Proceeds on sale of foreclosed assets	2,350	4,831
Redemption of Federal Home Loan Bank stock	3,878	300
Cash consideration paid, net of cash acquired in merger	(3,249)	—

Net cash used by investing activities	(117,018)	(37,211)

Cash flows from financing activities:
Change in deposits	87,894	54,255
Change in repurchase agreements	209	1,067
Change in federal funds purchased and Federal Home Loan Bank short-term borrowings	25,500	(19,480)
Proceeds from stock options exercised	13	189
Excess tax benefit from stock options exercised	—	(14)
Redemption of Capital Pacific Bell State Bank Debt	(3,344)	—
Dividends paid	(5,886)	(9,650)
Repurchase of common stock	—	(3,600)
Vested SARs and RSUs surrendered by employee to cover tax consequence	(599)	(508)

Net cash provided by financing activities	103,787	22,259

Net change in cash and cash equivalents	7,204	3,404
Cash and cash equivalents, beginning of period	25,787	21,108

Cash and cash equivalents, end of period	$32,991	$24,512

Supplemental information:
Noncash investing and financing activities:
Transfer of loans to foreclosed assets	$967	$1,728
Change in fair value of securities, net of deferred income taxes	$988	$3,371
Change in fair value of cash flow hedge, net of deferred income taxes	$(129)	$(79)
Cash paid during the period for:
Income taxes	$4,878	$6,258
Interest	$3,429	$3,430

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

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair values of securities available-for-sale at September 30, 2015, were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Unrealized Loss Positions
Obligations of U.S. government agencies	$2,000	$—	$(8)	$1,992
Obligations of states and political subdivisions	11,081	—	(65)	11,016
Private-label mortgage-backed securities	459	—	(40)	419
Mortgage-backed securities	23,209	—	(117)	23,092
SBA pools	13,655	—	(54)	13,601
Corporate securities	898	—	(4)	894

	$51,302	$—	$(288)	$51,014

Unrealized Gain Positions
Obligations of U.S. government agencies	$47,311	$1,283	$—	$48,594
Obligations of states and political subdivisions	83,771	3,626	—	87,397
Private-label mortgage-backed securities	2,505	145	—	2,650
Mortgage-backed securities	170,536	2,743	—	173,279
SBA pools	23,970	169	—	24,139

	$328,093	$7,966	$—	$336,059

	$379,395	$7,966	$(288)	$387,073

At September 30, 2015, of the 450 investment securities held, there were 42 in unrealized loss positions. Unrealized losses existed on certain securities classified as obligations of U.S. government agencies, obligations of state and political subdivisions, private-label mortgage-backed securities, mortgage-backed securities, SBA pools and corporate securities. The unrealized losses on mortgage-backed securities, securities that are obligations of U.S. government agencies, obligations of state and political subdivisions, SBA pools and corporate bonds were deemed to be temporary, as these securities retain strong credit ratings, continue to perform adequately, and are backed by various government-sponsored enterprises. These decreases in fair value are associated with the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and are not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities resulted from current economic conditions. Although yields on these securities may be below market rates during the period, no loss of principal is expected.

The following table presents a summary of securities in a continuous unrealized loss position at September 30, 2015:

	Securities in Continuous Unrealized Loss Position for Less Than 12 Months	Gross Unrealized Loss on Securities in Loss Position for Less Than 12 Months	Securities in Continuous Unrealized Loss Position for 12 Months or Longer	Gross Unrealized Loss on Securities in Loss Position for 12 Months or Longer
Obligations of U.S. government agencies	$1,992	$8	$—	$—
Obligations of states and political subdivisions	10,000	52	1,016	13
Private-label mortgage-backed securities	—	—	419	40
Mortgage-backed securities	19,625	61	3,467	56
SBA pools	10,848	49	2,753	5
Corporate Securities	894	4	—	—

	$43,359	$174	$7,655	$114

During the third quarter 2015, management reviewed all private label mortgage-backed securities for the presence of other-than-temporary impairment (“OTTI”) and recorded no additional OTTI. Management’s OTTI evaluation included the use of independently generated third-party credit surveillance reports that analyze the credit characteristics of the loans underlying each security. These reports include estimates of default rates and severities, life collateral loss rates, and static voluntary prepayment assumptions to generate estimated cash flows at the individual security level. Additionally, management considered factors such as downgraded credit ratings, severity and duration of the impairments, the stability of the issuers, and any discounts paid when the securities were purchased. Management has considered all available information related to the collectability of the impaired investment securities and believes that the estimated credit loss is appropriate.

Following is a tabular roll-forward of the aggregate amount of credit-related OTTI at the beginning and end of the periods presented along with the amounts recognized in earnings during the three and nine months ended September 30, 2015, and 2014:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Balance, beginning of period:	$241	$227	$227	$227
Additions:
Initial OTTI credit loss	—	—	14	—

Balance, end of period:	$241	$227	$241	$227

At September 30, 2015, six of the Company’s private-label mortgage-backed securities with an amortized cost of $1,617 were classified as substandard as their underlying credit was considered impaired. Securities with an amortized cost of $1,879 and $1,950 were classified as substandard at December 31, 2014, and September 30, 2014, respectively.

At September 30, 2015, the projected average life of the securities portfolio was 4.1 years.

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

At December 31, 2014, of the 409 investment securities held, there were 71 in unrealized loss positions. The following table presents a summary of securities in a continuous unrealized loss position at December 31, 2014:

	Securities in Continuous Unrealized Loss Position for Less Than 12 Months	Gross Unrealized Loss on Securities in Loss Position for Less Than 12 Months	Securities in Continuous Unrealized Loss Position for 12 Months or Longer	Gross Unrealized Loss on Securities in Loss Position for 12 Months or Longer
Obligations of U.S. government agencies	$4,564	$10	$2,936	$62
Obligations of states and political subdivisions	2,620	39	8,883	214
Private-label mortgage-backed securities	303	12	480	52
Mortgage-backed securities	40,269	177	23,831	367
SBA pools	11,833	49	1,169	7

	$59,589	$287	$37,299	$702

The amortized cost and estimated fair values of securities available-for-sale at September 30, 2014, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Unrealized Loss Positions
Obligations of U.S. government agencies	$8,080	$—	$(77)	$8,003
Obligations of states and political subdivisions	15,349	—	(281)	15,068
Private-label mortgage-backed securities	877	—	(55)	822
Mortgage-backed securities	65,356	—	(758)	64,598
SBA pools	10,390	—	(139)	10,251

	$100,052	$—	$(1,310)	$98,742

Unrealized Gain Positions
Obligations of U.S. government agencies	$30,562	$383	$—	$30,945
Obligations of states and political subdivisions	64,816	3,104	—	67,920
Private-label mortgage-backed securities	3,178	127	—	3,305
Mortgage-backed securities	138,247	3,076	—	141,323
SBA pools	5,783	34	—	5,817

	$242,586	$6,724	$—	$249,310

	$342,638	$6,724	$(1,310)	$348,052

At September 30, 2014, of the 399 investments held, there were 77 investment securities in unrealized loss positions. The following table presents a summary of securities in a continuous unrealized loss position at September 30, 2014:

	Securities in Continuous Unrealized Loss Position for Less Than 12 Months	Gross Unrealized Loss on Securities in Loss Position for Less Than 12 Months	Securities in Continuous Unrealized Loss Position for 12 Months or Longer	Gross Unrealized Loss on Securities in Loss Position for 12 Months or Longer
Obligations of U.S. government agencies	$5,061	$20	$2,941	$57
Obligations of states and political subdivisions	295	1	14,772	280
Private-label mortgage-backed securities	320	1	503	54
Mortgage-backed securities	32,898	151	31,701	607
SBA pools	10,251	139	—	—

	$48,825	$312	$49,917	$998

The amortized cost and estimated fair value of securities at September 30, 2015, by maturity, are shown below. Obligations of U.S. government agencies, states and political subdivisions and corporate bonds are shown by contractual maturity. Mortgage-backed securities and SBA variable pools are shown by projected average life.

	September 30, 2015
	Amortized Cost	Estimated Fair Value
Due in one year or less	$13,536	$13,626
Due after one year through 5 years	218,472	221,472
Due after 5 years through 10 years	117,702	121,301
Due after 10 years	29,685	30,674

	$379,395	$387,073

19 securities were sold during the third quarter 2015 for a total book value of $21,069 and a gain of $143. The sold securities included seven mortgage-backed securities, five obligations of states and political subdivisions and seven obligations of U.S government agencies. No securities were sold during the third quarter 2014. However, a gain of $3 was recorded as a result of an adjustment in proceeds on a security sold during the prior quarter.

The following table presents investment securities which were pledged to secure public deposits and repurchase agreements as permitted or required by law:

	September 30, 2015		December 31, 2014		September 30, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Pledged to secure public deposits	$29,017	$30,141	$31,937	$32,802	$22,859	$23,278
Pledged to secure repurchase agreements	3,984	4,191	3,976	4,062	3,975	4,031

	$33,001	$34,332	$35,913	$36,864	$26,834	$27,309

At September 30, 2015, December 31, 2014 and September 30, 2014, there was an outstanding balance for repurchase agreements of $302, $93 and $1,067, respectively.

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

Major classifications of period-end loans are as follows:

	September 30,	% of Gross	December 31,	% of Gross	September 30,	% of Gross
	2015	Loans	2014	Loans	2014	Loans
Real estate loans
Multi-family residential	$64,083	4.72%	$51,586	4.93%	$50,563	4.88%
Residential 1-4 family	58,313	4.30%	47,222	4.51%	44,610	4.31%
Owner-occupied commercial	353,255	26.03%	259,805	24.84%	249,657	24.10%
Nonowner-occupied commercial	288,539	21.26%	201,558	19.27%	180,648	17.44%

Total permanent real estate loans	764,190	56.31%	560,171	53.55%	525,478	50.73%
Construction loans
Multi-family residential	9,340	0.69%	8,472	0.81%	19,178	1.85%
Residential 1-4 family	30,834	2.27%	28,109	2.69%	35,421	3.42%
Commercial real estate	39,259	2.89%	18,595	1.78%	32,946	3.18%
Commercial bare land and acquisition & development	16,947	1.25%	12,159	1.16%	12,264	1.18%
Residential bare land and acquisition & development	7,602	0.56%	6,632	0.63%	6,736	0.65%

Total construction real estate loans	103,982	7.66%	73,967	7.07%	106,545	10.28%

Total real estate loans	868,172	63.97%	634,138	60.62%	632,023	61.01%
Commercial loans	479,018	35.31%	406,568	38.87%	398,702	38.49%
Consumer loans	3,575	0.26%	3,862	0.37%	3,348	0.32%
Other loans	6,280	0.46%	1,443	0.14%	1,802	0.18%

Gross loans	1,357,045	100.00%	1,046,011	100.00%	1,035,875	100.00%
Deferred loan origination fees	(1,238)		(990)		(1,026)

	1,355,807		1,045,021		1,034,849
Allowance for loan losses	(16,612)		(15,637)		(15,722)

Total loans, net of allowance for loan losses and net deferred fees	$1,339,195		$1,029,384		$1,019,127

At September 30, 2015, outstanding loans to dental professionals totaled $340,298 and represented 25.08% of total outstanding loans, compared to dental professional loans of $306,391 or 29.29% of total outstanding loans at December 31, 2014, and $307,088 or 29.65% of total outstanding loans at September 30, 2014. See Note 4 for additional information on the dental loan portfolio. There are no other industry concentrations in excess of 10% of the total loan portfolio. However, as of September 30, 2015, 63.97% of the Company’s loan portfolio was collateralized by real estate and is, therefore, susceptible to changes in real estate market conditions.

Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the three and nine months ended September 30, 2015, and 2014 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Balance, beginning of period	$16,013	$15,675	$15,637	$15,917
Provision charged to income	625	—	1,175	—
Loans charged against allowance	(104)	(23)	(631)	(654)
Recoveries credited to allowance	78	70	431	459

Balance, end of period	$16,612	$15,722	$16,612	$15,722

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

The adequacy of the allowance for loan losses and the reserve for unfunded commitments is determined using a systematic methodology and is monitored regularly based on management’s evaluation of numerous factors. For each portfolio segment, these factors include:

•	The quality of the current loan portfolio,

•	The trend in the migration of the loan portfolio’s risk ratings,

•	The velocity of migration of losses and potential losses,

•	Current economic conditions,

•	Loan concentrations,

•	Loan growth rates,

•	Past-due and nonperforming trends,

•	Evaluation of specific loss estimates for all significant problem loans,

•	Recovery experience, and

•	Peer comparison loss rates.

A summary of the activity in the allowance for loan losses by major loan classification follows:

	For the three months ended September 30, 2015
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$5,901	$7,664	$1,111	$52	$1,285	$16,013
Charge-offs	(85)	(18)	—	(1)	—	(104)
Recoveries	60	9	4	5	—	78
Provision (reclassification)	286	553	132	(7)	(339)	625

Ending balance	$6,162	$8,208	$1,247	$49	$946	$16,612

	For the nine months ended September 30, 2015
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$5,733	$7,494	$1,077	$54	$1,279	$15,637
Charge-offs	(569)	(61)	—	(1)	—	(631)
Recoveries	348	57	12	14	—	431
Provision (reclassification)	650	718	158	(18)	(333)	1,175

Ending balance	$6,162	$8,208	$1,247	$49	$946	$16,612

At September 30, 2015, the allowance for loan losses on dental loans was $4,242 compared to $4,141 at December 31, 2014 and $4,084 at September 30, 2014. See Note 4 for additional information on the dental loan portfolio.

	Balances as of September 30, 2015
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$6,113	$8,166	$1,143	$49	$946	$16,417
Ending allowance: individually evaluated for impairment	49	42	104	—	—	195

Total ending allowance	$6,162	$8,208	$1,247	$49	$946	$16,612

Ending loan balance: collectively evaluated for impairment	$482,794	$757,329	$103,587	$3,575	$—	$1,347,285
Ending loan balance: individually evaluated for impairment	2,504	6,861	395	—	—	9,760

Total ending loan balance	$485,298	$764,190	$103,982	$3,575	$—	$1,357,045

	Balances as of December 31, 2014

	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$5,662	$7,438	$959	$54	$1,279	$15,392
Ending allowance: individually evaluated for impairment	71	56	118	—	—	245

Total ending allowance	$5,733	$7,494	$1,077	$54	$1,279	$15,637

Ending loan balance: collectively evaluated for impairment	$405,414	$555,146	$73,610	$3,862	$—	$1,038,032
Ending loan balance: individually evaluated for impairment	2,597	5,025	357	—	—	7,979

Total ending loan balance	$408,011	$560,171	$73,967	$3,862	$—	$1,046,011

	Balances as of September 30, 2014
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$5,490	$7,255	$1,302	$47	$1,487	$15,581
Ending allowance: individually evaluated for impairment	14	4	123	—	—	141

Total ending allowance	$5,504	$7,259	$1,425	$47	$1,487	$15,722

Ending loan balance: collectively evaluated for impairment	$397,609	$519,768	$106,184	$3,348	$—	$1,026,909
Ending loan balance: individually evaluated for impairment	2,895	5,710	361	—	—	8,966

Total ending loan balance	$400,504	$525,478	$106,545	$3,348	$—	$1,035,875

Management believes that the allowance for loan losses was adequate as of September 30, 2015. However, future loan losses may exceed the levels provided for in the allowance for loan losses and could possibly result in additional charges to the provision for loan losses.

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

The following tables present the Company’s loan portfolio information by loan type and credit grade at September 30, 2015, December 31, 2014, and September 30, 2014:

Credit Quality Indicators

As of September 30, 2015

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$63,844	$—	$239	$—	$64,083
Residential 1-4 family	50,841	—	7,472	—	58,313
Owner-occupied commercial	342,077	—	11,178	—	353,255
Nonowner-occupied commercial	284,235	—	4,304	—	288,539

Total real estate loans	740,997	—	23,193	—	764,190
Construction
Multi-family residential	9,340	—	—	—	9,340
Residential 1-4 family	30,781	—	53	—	30,834
Commercial real estate	38,112	—	1,147	—	39,259
Commercial bare land and acquisition & development	16,669	—	278	—	16,947
Residential bare land and acquisition & development	5,293	—	2,309	—	7,602

Total construction loans	100,195	—	3,787	—	103,982
Commercial and other	472,344	—	12,954	—	485,298

Consumer	3,574	—	1	—	3,575

Totals	$1,317,110	$—	$39,935	$—	$1,357,045

Credit Quality Indicators As of December 31, 2014
	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$50,074	$—	$1,512	$—	$51,586
Residential 1-4 family	39,527	—	7,695	—	47,222
Owner-occupied commercial	254,166	—	5,639	—	259,805
Nonowner-occupied commercial	197,940	—	3,618	—	201,558

Total real estate loans	541,707	—	18,464	—	560,171
Construction
Multi-family residential	8,472	—	—	—	8,472
Residential 1-4 family	28,109	—	—	—	28,109
Commercial real estate	17,645	—	950	—	18,595
Commercial bare land and acquisition & development	11,917	—	242	—	12,159
Residential bare land and acquisition & development	5,954	—	678	—	6,632

Total construction loans	72,097	—	1,870	—	73,967

Commercial and other	395,918	—	12,093	—	408,011

Consumer	3,854	—	8	—	3,862

Totals	$1,013,576	$—	$32,435	$—	$1,046,011

Credit Quality Indicators

As of September 30, 2014

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$49,044	$—	$1,519	$—	$50,563
Residential 1-4 family	36,819	—	7,791	—	44,610
Owner-occupied commercial	239,662	4,210	5,785	—	249,657
Nonowner-occupied commercial	176,696	—	3,952	—	180,648

Total real estate loans	502,221	4,210	19,047	—	525,478
Construction
Multi-family residential	19,178	—	—	—	19,178
Residential 1-4 family	35,421	—	—	—	35,421
Commercial real estate	32,946	—	—	—	32,946
Commercial bare land and acquisition & development	12,028	—	236	—	12,264
Residential bare land and acquisition & development	5,993	—	743	—	6,736

Total construction loans	105,566	—	979	—	106,545

Commercial and other	388,470	—	12,034	—	400,504

Consumer	3,338	—	10	—	3,348

Totals	$999,595	$4,210	$32,070	$—	$1,035,875

At September 30, 2015, December 31, 2014, and September 30, 2014, the Company had $1,430, $562 and $534, respectively, in unfunded commitments on its classified loans, which is included in the calculation of our classified asset ratio.

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

The following tables present an aging analysis of past due and nonaccrual loans at September 30, 2015, December 31, 2014, and September 30, 2014:

Age Analysis of Loans Receivable

As of September 30, 2015

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$64,083	$64,083
Residential 1-4 family	190	170	—	569	929	57,384	58,313
Owner-occupied commercial	383	—	—	2,371	2,754	350,501	353,255
Nonowner-occupied commercial	—	—	—	829	829	287,710	288,539

Total real estate loans	573	170	—	3,769	4,512	759,678	764,190

Construction
Multi-family residential	—	—	—	—	—	9,340	9,340
Residential 1-4 family	—	—	—	53	53	30,781	30,834
Commercial real estate	—	—	—	—	—	39,259	39,259
Commercial bare land and acquisition & development	—	—	—	—	—	16,947	16,947
Residential bare land and acquisition & development	—	—	—	—	—	7,602	7,602

Total construction loans	—	—	—	53	53	103,929	103,982

Commercial and other	1,197	—	—	983	2,180	483,118	485,298

Consumer	4	—	—	—	4	3,571	3,575

Total	$1,774	$170	$—	$4,805	$6,749	$1,350,296	$1,357,045

Age Analysis of Loans Receivable

As of December 31, 2014

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$51,586	$51,586
Residential 1-4 family	568	—	—	321	889	46,333	47,222
Owner-occupied commercial	—	—	—	599	599	259,206	259,805
Nonowner-occupied commercial	605	—	—	906	1,511	200,047	201,558

Total real estate loans	1,173	—	—	1,826	2,999	557,172	560,171

Construction
Multi-family residential	—	—	—	—	—	8,472	8,472
Residential 1-4 family	—	—	—	—	—	28,109	28,109
Commercial real estate	—	—	—	—	—	18,595	18,595
Commercial bare land and acquisition & development	—	—	—	—	—	12,159	12,159
Residential bare land and acquisition & development	—	—	—	—	—	6,632	6,632

Total construction loans	—	—	—	—	—	73,967	73,967

Commercial and other	327	—	—	869	1,196	406,815	408,011

Consumer	4	1	—	—	5	3,857	3,862

Total	$1,504	$1	$—	$2,695	$4,200	$1,041,811	$1,046,011

Age Analysis of Loans Receivable

As of September 30, 2014

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$50,563	$50,563
Residential 1-4 family	187	—	—	459	646	43,964	44,610
Owner-occupied commercial	184	—	—	787	971	248,686	249,657
Nonowner-occupied commercial	—	—	—	1,245	1,245	179,403	180,648

Total real estate loans	371	—	—	2,491	2,862	522,616	525,478
Construction
Multi-family residential	—	—	—	—	—	19,178	19,178
Residential 1-4 family	—	—	—	—	—	35,421	35,421
Commercial real estate	—	—	—	—	—	32,946	32,946
Commercial bare land and acquisition & development	—	—	—	—	—	12,264	12,264
Residential bare land and acquisition & development	—	—	—	—	—	6,736	6,736

Total construction loans	—	—	—	—	—	106,545	106,545

Commercial and other	1,269	—	—	762	2,031	398,473	400,504

Consumer	12	—	—	—	12	3,336	3,348

Total	$1,652	$—	$—	$3,253	$4,905	$1,030,970	$1,035,875

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

The following tables display an analysis of the Company’s impaired loans at September 30, 2015, December 31, 2014, and September 30, 2014:

Impaired Loan Analysis

As of September 30, 2015

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Total Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation
Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	759	311	1,070	1,595	1,707	7
Owner-occupied commercial	3,389	—	3,389	3,718	3,272	—
Nonowner-occupied commercial	2,367	35	2,402	2,501	3,702	35

Total real estate loans	6,515	346	6,861	7,814	8,681	42

Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	53	—	53	72	37	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	—	342	342	342	526	104

Total construction loans	53	342	395	414	563	104

Commercial and other	1,960	544	2,504	2,876	3,666	49

Consumer	—	—	—	—	—	—

Total impaired loans	$8,528	$1,232	$9,760	$11,104	$12,910	$195

Impaired Loan Analysis

As of December 31, 2014

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Total Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation
Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	564	313	877	1,181	1,123	2
Owner-occupied commercial	1,645	—	1,645	1,878	2,372	—
Nonowner-occupied commercial	2,449	54	2,503	2,523	1,927	54

Total real estate loans	4,658	367	5,025	5,582	5,422	56

Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	—	357	357	357	365	118

Total construction loans	—	357	357	357	365	118

Commercial and other	2,025	572	2,597	2,946	3,924	71

Consumer	—	—	—	—	—	—

Total impaired loans	$6,683	$1,296	$7,979	$8,885	$9,711	$245

Impaired Loan Analysis

As of September 30, 2014

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Total Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation
Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	709	315	1,024	1,350	1,183	4
Owner-occupied commercial	1,843	—	1,843	2,076	2,636	—
Nonowner-occupied commercial	2,843	—	2,843	2,862	1,685	—

Total real estate loans	5,395	315	5,710	6,288	5,504	4

Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	—	361	361	361	370	123

Total construction loans	—	361	361	361	370	123

Commercial and other	2,377	518	2,895	3,200	4,405	14

Consumer	—	—	—	—	—	—

Total impaired loans	$7,772	$1,194	$8,966	$9,849	$10,279	$141

The impaired balances reported above are not adjusted for government guarantees of $2,727, $1,123, and $1,129 at September 30, 2015, December 31, 2014, and September 30, 2014, respectively. The recorded investment in impaired loans, net of government guarantees, totaled $7,033, $6,856 and $7,837 at September 30, 2015, December 31, 2014, and September 30, 2014, respectively.

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

The following table displays the Company’s TDRs by class at September 30, 2015, December 31, 2014, and September 30, 2014:

	September 30, 2015		Troubled Debt Restructurings as of December 31, 2014		September 30, 2014
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
Real estate
Multifamily residential	—	$—	—	$—	—	$—
Residential 1-4 family	6	694	7	768	7	781
Owner-occupied commercial	2	1,018	2	1,046	4	1,244
Non owner-occupied commercial	7	2,360	7	2,503	6	2,843

Total real estate loans	15	4,072	16	4,317	17	4,868

Construction
Multifamily residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—	—	—

Total construction loans	—	—	—	—	—	—

Commercial and other	11	2,211	12	2,259	11	2,527

Consumer	—	—	—	—	—	—

Total	26	$6,283	28	$6,576	28	$7,395

The recorded investment in TDRs on nonaccrual status totaled $1,670, $1,649, and $2,044 at September 30, 2015, December 31, 2014, and September 30, 2014, respectively. The Company’s policy is that loans placed on nonaccrual will typically remain on nonaccrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain. The Company’s policy generally refers to a minimum of six months of payment performance as sufficient to warrant a return to accrual status.

For the nine months ended September 30, 2015, the Company identified one TDR that was newly considered impaired for which impairment was previously measured under the Company’s general loan loss allowance methodology.

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

Below is a table of the newly restructured loans identified in the nine months ended September 30, 2015, and 2014.

Troubled Debt Restructurings Identified During
the Nine Months ended September 30, 2015
	Rate Modification	Term Modification	Interest-only Modification	Combination Modification

Real estate
Multi-family residential	$—	$—	$—	$—
Residential 1-4 family	—	—	—	—
Owner-occupied commercial	—	—	—	—
Nonowner-occupied commercial	—	—	—	—

Total real estate loans	—	—	—	—

Construction
Multi-family residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—

Commercial and other	—	303	—	—

Consumer	—	—	—	—

Total	$—	$303	$—	$—

Troubled Debt Restructurings Identified During
the Nine Months ended September 30, 2014
	Rate Modification	Term Modification	Interest-only Modification	Combination Modification

Real estate
Multi-family residential	$—	$—	$—	$—
Residential 1-4 family	—	—	—	—
Owner-occupied commercial	—	—	—	—
Nonowner-occupied commercial	—	1,598	548	—

Total real estate loans	—	1,598	548	—

Construction
Multi-family residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—

Commercial and other	—	276	570	—

Consumer	—	—	—	—

Total	$—	$1,874	$1,118	$—

Subsequent to a loan being classified as a TDR, a borrower may become unwilling or unable to abide by the terms of the modified agreement. In such cases of default, the Company takes appropriate action to recover principal and interest payments including the use of foreclosure proceedings. There were no TDRs that subsequently defaulted within the first twelve months of restructure during the periods ended September 30, 2015 and 2014.

At September 30, 2015, December 31, 2014, and September 30, 2014, the Company had no commitments to lend additional funds on loans restructured as TDRs.

NOTE 4 – DENTAL LOAN PORTFOLIO

Dental lending is not operated as a business segment, and dental loans are made in the normal course of commercial lending activities throughout the Company. However, to assist in understanding the concentrations and risks associated with the Company’s loan portfolio, the following Note has been included to provide additional information relating to the Company’s dental loan portfolio. At September 30, 2015, December 31, 2014, and September 30, 2014, loans to dental professionals totaled $340,298, $306,391, and $307,088, respectively, and represented 25.08%, 29.29% and 29.65% in principal amount of total outstanding loans, respectively. As of September 30, 2015, December 31, 2014, and September 30, 2014, the dental loans were supported by government guarantees totaling $10,402, $12,700 and $13,196, respectively. These guarantees represented 3.06%, 4.15% and 4.30% in principal amount of the outstanding dental loan balances as of such respective dates. The Company defines a “dental loan” as a loan to dental professionals for the purpose of practice expansion, acquisition or other purpose supported by the cash flows of a dental practice.

Loan Classification

Major classifications of dental loans at September 30, 2015, December 31, 2014, and September 30, 2014, were as follows:

	September 30, 2015	December 31, 2014	September 30, 2014
Real estate secured loans:
Owner-occupied commercial	$59,596	$60,092	$60,871
Other dental real estate loans	2,757	2,785	2,600

Total permanent real estate loans	62,353	62,877	63,471

Dental construction loans	2,884	604	416

Total real estate loans	65,237	63,481	63,887

Commercial loans	275,061	242,910	243,201

Gross loans	$340,298	$306,391	$307,088

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

	September 30, 2015	December 31, 2014	September 30, 2014
Local	$155,137	$159,425	$164,271
National	185,161	146,966	142,817

Total	$340,298	$306,391	$307,088

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$4,080	$4,136	$4,141	$3,730
Provision (reclassification)	189	(82)	158	713
Loans charged against allowance	(36)	(19)	(78)	(466)
Recoveries credited to allowance	9	49	21	107

Balance, end of period	$4,242	$4,084	$4,242	$4,084

Credit Quality

Please refer to Note 3 for additional information on the definitions of the credit quality indicators.

The following tables present the Company’s dental loan portfolio by market and credit grade at September 30, 2015, December 31, 2014, and September 30, 2014:

As of September 30, 2015

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Local	$153,217	$—	$1,920	$—	$155,137
National	182,277	—	2,884	—	185,161

Total	$335,494	$—	$4,804	$—	$340,298

As of December 31, 2014

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Local	$156,589	$—	$2,836	$—	$159,425
National	144,120	—	2,846	—	146,966

Total	$300,709	$—	$5,682	$—	$306,391

As of September 30, 2014

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Local	$160,184	$—	$4,087	$—	$164,271
National	141,634	—	1,183	—	142,817

Total	$301,818	$—	$5,270	$—	$307,088

Past Due and Nonaccrual Loans

The following tables present an aged analysis of the dental loan portfolio by market, including nonaccrual loans, as of September 30, 2015, December 31, 2014, and September 30, 2014:

As of September 30, 2015

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Local	$369	$—	$—	$524	$893	$154,244	$155,137
National	—	—	—	—	—	185,161	185,161

Total	$369	$—	$—	$524	$893	$339,405	$340,298

As of December 31, 2014
	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Local	$327	$—	$—	$597	$924	$158,501	$159,425
National	—	—	—	—	—	146,966	146,966

Total	$327	$—	$—	$597	$924	$305,467	$306,391

As of September 30, 2014
	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Local	$601	$—	$—	$119	$720	$163,551	$164,271
National	—	—	—	222	222	142,595	142,817

Total	$601	$—	$—	$341	$942	$306,146	$307,088

NOTE 5 – FEDERAL FUNDS AND OVERNIGHT FUNDS PURCHASED

At September 30, 2015, the Company had unsecured federal funds borrowing lines with various correspondent banks totaling $129,000. At September 30, 2015, December 31, 2014, and September 30, 2014, there was $5,000, $0, and $670, respectively, outstanding on these lines.

The Company also has a secured overnight borrowing line available from the Federal Reserve Bank of San Francisco (“FRB”) that totaled $73,781, $65,084 and $71,557 at September 30, 2015, December 31, 2014, and September 30, 2014, respectively. At September 30, 2015, the FRB borrowing line was secured by the pledge of approximately $140,150 of commercial loans under the Company’s Borrower-In-Custody program. At September 30, 2015, December 31, 2014, and September 30, 2014, there were no outstanding borrowings on this line.

NOTE 6 – FEDERAL HOME LOAN BANK BORROWINGS

The Company has a borrowing limit with the Federal Home Loan Bank of Des Moines (“FHLB”) equal to 35% of total assets, subject to the value of discounted collateral pledged and stock holdings.

At September 30, 2015, the maximum borrowing line was $657,399; however, the FHLB borrowing line was limited by the discounted value of collateral pledged. At September 30, 2015, the Company had pledged $628,125 in real estate loans to the FHLB that had a discounted collateral value of $416,102. There was $116,500 borrowed on this line at September 30, 2015.

At December 31, 2014, the maximum FHLB borrowing line was $451,298, and the Company had pledged real estate loans and securities to the FHLB with a discounted value of $318,854. There was $96,000 borrowed on this line at December 31, 2014.

At September 30, 2014, the maximum FHLB borrowing line was $446,916, and the Company had pledged real estate loans and securities to the FHLB with a discounted collateral value of $299,083. There was $145,000 borrowed on this line at September 30, 2014.

Below is a summary of outstanding FHLB borrowings by maturity.

	Current Rates	September 30, 2015
Cash management advance	NA	—
2015	0.34% - 1.39%	$32,000
2016	0.30% - 2.36%	79,500
2017	2.28%	3,000
2018	—	—
2019	—	—
Thereafter	3.85%	2,000

		$116,500

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

For the nine months ended September 30, 2015, 19,185 restricted shares were granted and issued to directors with no restrictions imposed. Additionally, 155,898 RSUs were granted to employees during the first nine months of 2015. Of the 155,898 RSUs granted, 7,052 cliff vest on January 1, 2019, 148,460 vest over four years, and 386 vested immediately. Shares of common stock will be issued as soon as practicable upon vesting. For the nine months ended September 30, 2014, 14,996 restricted shares were granted and issued to directors with no restrictions imposed. Additionally, 127,051 RSUs were granted to employees during the first nine months of 2014. Of the 127,051 RSUs granted, 116,771 will vest over four years, 9,902 will vest over two years, and 378 vested immediately. No other awards were granted under the 2006 SOEC Plan during the nine months ended September 30, 2015 and 2014.

The following table summarizes the shares and the aggregate grant-date fair market values of the equity-based awards granted during the nine months ended September 30, 2015, and 2014:

	Nine months ended
	September 30, 2015		September 30, 2014
	Shares	Grant Date Fair Market Value	Shares	Grant Date Fair Market Value
Equity-based awards:
Director restricted stock	19,185	$248	14,996	$200
Employee RSUs	155,898	2,026	127,051	1,679

	175,083	$2,274	142,047	$1,879

The following table provides a summary of the Company’s RSU activity, including the weighted average grant date fair value per share, for the nine months ended September 30, 2015:

	Nine months ended
	September 30, 2015
	Non-Vested Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, beginning of period	$306,532	$11.18
Granted	155,898	13.00
Vested shares issued	(75,373)	10.59
Vested shares surrendered for taxes	(46,105)	10.59
Forfeited or expired	(9,550)	11.86

Balance, end of period	$331,402	$12.23

The following table identifies the compensation expense recorded and tax benefits received by the Company on its share-based compensation plans for the three and nine months ended September 30, 2015, and 2014:

	Three months ended September 30,
	2015		2014
	Compensation Expense (Income)	Tax Benefit (Expense)	Compensation Expense	Tax Benefit
Equity-based awards:
Employee RSUs	$372	$141	$327	$124
Liability-based awards:
Employee cash SARs	(100)	(38)	5	2

	$272	$103	$332	$126

	Nine months ended
	September 30,
	2015		2014
	Compensation Expense (Income)	Tax Benefit (Expense)	Compensation Expense	Tax Benefit
Equity-based awards:
Director restricted stock	$248	$94	$200	$76
Employee stock options	—	—	13	—
Employee stock SARs	—	—	26	10
Employee RSUs	1,080	410	888	337
Liability-based awards:
Employee cash SARs	(150)	(57)	75	29

	$1,178	$447	$1,202	$452

The following table identifies stock options, employee stock SARs, and employee cash SARs exercised during the three and nine months ended September 30, 2015:

	Three months ended
	September 30, 2015
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	—	$—	$—	$—	NA
Employee stock SARs	2,204	$11.61	$2	171	NA
Employee cash SARs	1,271	$12.07	NA	NA	$1

	Nine months ended
	September 30, 2015
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	1,102	$12.25	$2	1,102	NA
Employee stock SARs	3,417	$11.57	$4	265	NA
Employee cash SARs	1,479	$12.07	NA	NA	$1

The following table identifies stock options, employee stock SARs, and employee cash SARs exercised during the three and nine months ended September 30, 2014:

	Three months ended
	September 30, 2014
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	—	$—	$—	$—	NA
Employee stock SARs	2,901	$11.72	$3	234	NA
Employee cash SARs	1,417	$12.07	NA	NA	$1

	Nine months ended
	September 30, 2014
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	16,779	$11.00	$57	$—	NA
Employee stock SARs	17,151	$11.84	$28	1,876	NA
Employee cash SARs	8,055	$12.18	NA	NA	$10

At September 30, 2015, the Company had estimated unrecognized compensation expense of approximately $2,964 for unvested RSUs. This amount is based on a historical forfeiture rate of 13.00% for all RSUs granted to employees. The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested RSUs was approximately 2.76 years as of September 30, 2015.

NOTE 8 - FAIR VALUE

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2015, December 31, 2014, and September 30, 2014, in accordance with the provisions of FASB ASC 825 “Financial Instruments.” The use of different assumptions and estimation methods could have a significant effect on the reported fair value amounts. Accordingly, the estimates of fair value herein are not necessarily indicative of the amounts that might be realized in a current market exchange.

	September 30, 2015		December 31, 2014		September 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$32,991	$32,991	$25,787	$25,787	$24,512	$24,512
Securities available-for-sale	387,073	387,073	351,946	351,946	348,052	348,052
Loans	1,355,807	1,342,526	1,045,021	1,033,254	1,034,849	1,019,916
Federal Home Loan Bank stock	6,768	6,768	10,019	10,019	10,125	10,125
Interest receivable	5,688	5,688	4,773	4,773	4,759	4,759
Bank-owned life insurance	22,727	22,727	16,609	16,609	16,488	16,488
Swap derivative	—	—	176	176	275	275
Financial liabilities:
Deposits	$1,524,954	$1,525,125	$1,209,093	$1,209,240	$1,145,235	$1,145,558
Federal funds and overnight funds purchased	5,000	5,000	—	—	670	670
Federal Home Loan Bank borrowings	116,500	117,013	96,000	96,721	145,000	145,818
Junior subordinated debentures	8,248	2,552	8,248	2,410	8,248	2,365
Interest payable	154	154	176	176	194	194
Swap derivative	37	37	—	—	—	—

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

The following table presents information about the level in the fair value hierarchy for the Company’s assets and liabilities not measured and carried at fair value as of September 30, 2015, December 31, 2014, and September 30, 2014:

	Carrying Amount	Fair Value at September 30, 2015
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$32,991	$32,991	$—	$—
Loans	1,355,807	—	—	1,342,526
Federal Home Loan Bank stock	6,768	6,768	—	—
Interest receivable	5,688	5,688	—	—

Financial liabilities:
Deposits	$1,524,954	$—	$1,525,125	$—
Federal funds and overnight funds purchased	5,000	5,000	—	—
Federal Home Loan Bank borrowings	116,500	—	117,013	—
Junior subordinated debentures	8,248	—	2,552	—
Interest payable	154	154	—	—

	Carrying Amount	Fair Value at December 31, 2014
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$25,787	$25,787	$—	$—
Loans	1,045,021	—	—	1,033,254
Federal Home Loan Bank stock	10,019	10,019	—	—
Interest payable	4,773	4,773	—	—

Financial liabilities:
Deposits	$1,209,093	$—	$1,209,240	$—
Federal Home Loan Bank borrowings	96,000	—	96,721	—
Junior subordinated debentures	8,248	—	2,410	—
Interest payable	176	176	—	—

	Carrying Amount	Fair Value at September 30, 2014
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$24,512	$24,512	$—	$—
Loans	1,034,849	—	—	1,019,916
Federal Home Loan Bank stock	10,125	10,125	—	—
Interest payable	4,759	4,759	—	—

Financial liabilities:
Deposits	$1,145,235	$—	$1,145,558	$—
Federal funds and overnight funds purchased	670	670	—	—
Federal Home Loan Bank borrowings	145,000	—	145,818	—
Junior subordinated debentures	8,248	—	2,365	—
Interest payable	194	194	—	—

The tables below show assets (liabilities) measured at fair value on a recurring basis as of September 30, 2015, December 31, 2014, and September 30, 2014:

	Carrying	Fair Value at September 30, 2015
	Value	Level 1	Level 2	Level 3
Available-for-sale securities
Obligations of U.S. government agencies	$50,586	$—	$50,586	$—
Obligations of states and political subdivisions	98,413	—	98,413	—
Mortgage-backed securities	196,371	—	196,371	—
Private-label mortgage-backed securities	3,069	—	1,374	1,695
SBA pools	37,740	—	37,740	—
Corporate securities	894	—	894	—
Swap derivative	(37)	(37)	—	—

Total assets (liabilities) measured on a recurring basis	$387,036	$(37)	$385,378	$1,695

	Carrying	Fair Value at December 31, 2014
	Value	Level 1	Level 2	Level 3
Available-for-sale securities
Obligations of U.S. government agencies	$39,185	$—	$39,185	$—
Obligations of states and political subdivisions	83,981	—	83,981	—
Mortgage-backed securities	205,390	—	205,390	—
Private-label mortgage-backed securities	3,816	—	2,248	1,568
SBA pools	19,574	—	19,574	—
Swap derivative	176	176	—	—

Total assets measured on a recurring basis	$352,122	$176	$350,378	$1,568

		Fair Value at September 30, 2014
	Value	Level 1	Level 2	Level 3
Available-for-sale securities
Obligations of U.S. government agencies	$38,948	$—	$38,948	$—
Obligations of states and political subdivisions	82,988	—	82,988	—
Mortgage-backed securities	205,921	—	205,921	—
Private-label mortgage-backed securities	4,127	—	2,488	1,639
SBA pools	16,068	—	16,068	—
Swap derivative	275	275	—	—

Total assets measured on a recurring basis	$348,327	$275	$346,413	$1,639

No transfers to or from Levels 1 and 2 occurred on assets (liabilities) measured at fair value on a recurring basis during the nine months ended September 30, 2015, or during the year ended December 31, 2014.

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

The following table provides a reconciliation of private-label mortgage-backed securities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and nine months ended September 30, 2015, and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Beginning balance	$1,782	$1,693	$1,568	$1,786
Transfers from level 2	—	—	300	—
Transfers out of Level 3	—	—	—	—
Total gains or losses
Included in earnings	—	—	(13)	—
Included in other comprehensive income	(2)	(19)	65	(30)
Paydowns	(85)	(35)	(225)	(117)
Purchases, issuances, sales and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	—	—

Ending balance	$1,695	$1,639	$1,695	$1,639

The Company utilizes FTN Financial as a third-party pricing service to estimate fair value on all of its available-for-sale securities. The inputs used to value all securities include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data, including market research, market indicators, and industry and economic trends. Additional inputs specific to each asset type are as follows:

•	Obligations of U.S. government agencies – TRACE reported trades.

•	Obligations of states and political subdivisions – MSRB reported trades, material event notices, and Municipal Market Data (MMD) benchmark yields.

•	Private-label mortgage-backed securities – new issue data, monthly payment information, and collateral performance (whole loan collateral).

•	Mortgage-backed securities – TBA prices and monthly payment information.

•	SBA variable pools – TBA prices and monthly payment information.

•	Corporate securities – TRACE reported trades.

Inputs may be prioritized differently on any given day for any security and not all inputs listed are available for use in the evaluation process on any given day for each security evaluation.

The valuation methodology used by asset type includes:

•	Obligations of U.S. government agencies – security characteristics, defined sector break-down, benchmark yields, applied base spread, yield to maturity (bullet structures), corporate action adjustment, and evaluations based on T+3 settlement.

•	Obligations of states and political subdivisions – security characteristics, benchmark yields, applied base spread, yield to worst or market convention, ratings updates, prepayment schedules (housing bonds), material event notice adjustments, and evaluations based on T+3 settlement.

•	Private-label mortgage-backed securities – security characteristics, prepayment speeds, cash flows, TBA, Treasury and swap curves, IO/PO strips or floating indexes, applied base spread, spread adjustments, yield to worst or market convention, ratings updates (whole-loan collateral), and evaluations based on T+0 settlement.

•	Mortgage-backed securities – security characteristics, TBA, Treasury, or floating index benchmarks, spread to TBA levels, prepayment speeds, applied spreads, and evaluations based on T+0 settlement.

•	SBA pools – security characteristics, TBA, Treasury, or floating index benchmarks, spread to TBA levels, prepayment speeds, applied spreads, and evaluations based on T+0 settlement.

•	Corporate securities – security characteristics, defined sector break-down, benchmark yields, applied based spread, yield to maturity (bullet structures), corporate action adjustment, and evaluations based on T+3 settlement.

The third-party pricing service follows multiple review processes to assess the available market, credit and deal-level information to support its valuation estimates. If sufficient objectively verifiable information is not available to support a security’s valuation, an alternate independent evaluation source will be used.

The Company’s securities portfolio was valued through its independent third-party pricing service using evaluated pricing models and quoted prices based on market data. For further assurance, the Company’s estimate of fair value was compared to an additional independent third-party estimate at September 30, 2015, and the Company obtained key inputs for a sample of securities across sectors and evaluated those inputs for reasonableness. This analysis was performed at the individual security level and no material variances were noted.

There have been no significant changes in the valuation techniques during the periods reported.

The tables below show assets measured at fair value on a nonrecurring basis as of September 30, 2015, December 31, 2014, and September 30, 2014:

	Carrying	Fair Value
September 30, 2015	Value	Level 1	Level 2	Level 3

Loans measured for impairment (net of government guarantees and specific reserves)	$3,459	$—	$—	$3,459
Other real estate owned	11,854	—	—	11,854

Total	$15,313	$—	$—	$15,313

	Carrying	Fair Value
December 31, 2014	Value	Level 1	Level 2	Level 3

Loans measured for impairment (net of government guarantees and specific reserves)	$3,110	$—	$—	$3,110
Other real estate owned	13,374	—	—	13,374

Total	$16,484	$—	$—	$16,484

	Carrying	Fair Value
September 30, 2014	Value	Level 1	Level 2	Level 3

Loans measured for impairment (net of government guarantees and specific reserves)	$3,254	$—	$—	$3,254
Other real estate owned	13,177	—	—	13,177

Total	$16,431	$—	$—	$16,431

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

During the third quarter 2013, the Company entered into an interest rate swap agreement with an $8,000 notional amount to convert its variable-rate Junior Subordinated Debenture debt into a fixed rate for a term of seven years at a rate of 2.73%. The derivative is designated as a cash flow hedge. The hedge meets the definition of highly effective and the Company expects the hedge to be highly effective throughout the remaining term of the swap. The fair value of the derivative instrument at September 30, 2015, was a $37 unrealized loss, which is recorded in the other asset section of the consolidated balance sheet. No gain or loss was recognized in earnings for the nine months ended September 30, 2015, related to interest rate swaps.

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

The new rules made it optional for banks and bank holding companies to include accumulated other comprehensive income in their calculations of Tier 1 capital. The Company’s accumulated other comprehensive income consists primarily of the unrealized gain or loss on the securities portfolio as a result of marking securities available-for-sale to market. The Company opted to exclude accumulated other comprehensive income from its calculation of Tier 1 capital. Overall, the new rules did not materially impact the Company’s reported capital ratios for first or third quarter 2015. The Company continues to evaluate the impact of the rules as they are phased in over the next few years.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to leverage assets. Management believes that, as of September 30, 2015, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of September 30, 2015, and according to Federal Reserve and FDIC guidelines, the Bank was considered to be well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015:
Total capital (to risk weighted assets)
Bank:	$195,688	12.55%	$124,777	8.00%	$155,971	10.00%
Company:	$196,290	12.58%	NA		NA
Tier 1 capital (to risk weighted assets)
Bank:	$178,641	11.45%	$93,583	6.00%	$124,777	8.00%
Company:	$179,243	11.49%	NA		NA
Common Equity Tier 1 (to risk weighted assets)
Bank:	$178,641	11.45%	$70,187	4.50%	$101,381	6.50%
Company:	$171,671	11.00%	NA		NA
Tier 1 capital (to leverage assets)
Bank:	$178,641	9.85%	$72,572	4.00%	$77,986	5.00%
Company:	$179,243	9.88%	NA		NA

As of December 31, 2014:
Total capital (to risk weighted assets)
Bank:	$176,199	15.48%	$91,040	8.00%	$113,800	10.00%
Company:	$179,109	15.73%	NA		NA
Tier 1 capital (to risk weighted assets)
Bank:	$161,954	14.23%	$45,520	4.00%	$68,280	6.00%
Company:	$164,864	14.48%	NA		NA
Tier 1 capital (to leverage assets)
Bank:	$161,954	11.13%	$58,193	4.00%	$72,741	5.00%
Company:	$164,864	11.33%	NA		NA

As of September 30, 2014:
Total capital (to risk weighted assets)
Bank:	$176,519	15.59%	$90,593	8.00%	$113,241	10.00%
Company:	$177,718	15.69%	NA		NA
Tier 1 capital (to risk weighted assets)
Bank:	$162,342	14.34%	$45,297	4.00%	$67,945	6.00%
Company:	$163,541	14.44%	NA		NA
Tier 1 capital (to leverage assets)
Bank:	$162,342	11.12%	$58,385	4.00%	$72,981	5.00%
Company:	$163,541	11.20%	NA		NA

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

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding projected results, the expected interest rate environment and its impact on our business, loan yields and expected prepayments, net interest margin, expectations regarding nonperforming assets, loan growth, earning asset mix, expected cash flows from the securities portfolio, expectations regarding the Company’s securities portfolio and the sale of securities, their value and yields, growth in core deposits and cost, capital levels, liquidity and dividends, expectations regarding certain large depositor relationships, the outcome of legal proceedings, management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this report, and our other reports filed with the SEC:

•	Local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets.

•	The local housing or real estate market could decline.

•	The risks presented by an economic recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations, and loan portfolio delinquency rates.

•	Our concentration in loans to dental professionals exposes us to the risks affecting dental practices in general.

•	Interest rate changes could significantly reduce net interest income and negatively affect funding sources.

•	Projected business increases following any future strategic expansion or opening of new branches could be lower than expected.

•	Competition among financial institutions could increase significantly.

•	The goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings.

•	The reputation of the financial services industry could deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers.

•	The efficiencies we may expect to receive from any investments in personnel, acquisitions, and infrastructure may not be realized.

•	The level of nonperforming assets and charge-offs or changes in the estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements may increase.

•	Changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, executive compensation, and insurance) could have a material adverse effect on our business, financial condition and results of operations.

•	Acts of war or terrorism, or natural disasters, may adversely impact our business.

•	The timely development and acceptance of new banking products and services and perceived overall value of these products and services by users may adversely impact our ability to increase market share and control expenses.

•	Changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters, may impact the results of our operations.

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

Goodwill and Intangible Assets

At September 30, 2015, the Company had $43,102 in goodwill and other intangible assets. In accordance with financial accounting standards, assets with indefinite lives are periodically tested for impairment. Management performs an impairment analysis of its goodwill and intangible assets with indefinite lives at least annually and has determined that there was no impairment as of December 31, 2014, the date the most recent analysis was performed.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), with and original effective date for annual reporting periods beginning after December 15, 2016. The core principle of this Topic is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which deferred the effective date of ASU 2015-09 to annual periods beginning after December 15, 2017. The adoption of ASU No. 2014-09 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU No. 2014-14 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of ASU No. 2015-16 is not expected to have a material impact on the Company’s consolidated financial statements.

Financial Highlights

	For the three months ended September 30,			For the nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Net income	$5,325	$4,431	20.18%	$13,222	$12,411	6.53%
Operating revenue (1)	$20,022	$15,769	26.97%	$55,595	$46,750	18.92%

Earnings per share
Basic	$0.27	$0.25	8.00%	$0.69	$0.70	-1.43%
Diluted	$0.27	$0.25	8.00%	$0.68	$0.69	-1.45%

Assets, period-end	$1,878,283	$1,489,719	26.08%
Gross loans, period-end	$1,357,045	$1,035,875	31.00%
Core deposits, period end (2)	$1,465,547	$1,047,211	39.95%
Deposits, period-end	$1,524,954	$1,145,235	33.16%

Return on average assets (3)	1.14%	1.18%		1.01%	1.13%
Return on average equity (3)	9.91%	9.69%		8.60%	9.16%
Return on average tangible equity (3) (4)	12.42%	11.13%		10.62%	10.53%

(1)	Operating revenue is defined as net interest income plus noninterest income.
(2)	Defined by the Company as demand, interest checking, money market, savings, and local nonpublic time deposits, including local nonpublic time deposits in excess of $100.
(3)	Amounts annualized.
(4)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.

The Company earned $5,325 or $0.27 per diluted share in third quarter 2015, compared to $4,431 or $0.25 per diluted share in third quarter 2014. The improvement in net income was due to increased operating revenues, primarily net interest income, which was partially offset by an increase in the provision for loan losses and higher noninterest expense. Third quarter 2015 results included the impact of the acquisition of Capital Pacific Bank, which closed on March 6, 2015. The acquisition, combined with organic loan and deposit growth, were the primary drivers of increased operating revenues and noninterest expense in third quarter 2015 when compared to third quarter 2014. The increase in the provision for loan losses in third quarter 2015 over third quarter 2014 was primarily due to growth in outstanding loans.

For the nine months ended September 30, 2015, the Company earned $13,222 or $0.68 per diluted share compared to $12,411 or $0.69 per diluted share for the same period last year. Net income for the nine months ended September 30, 2015, included $1,836 of pre-tax merger expense related to the Capital Pacific acquisition, which lowered net income for the period by $1,203 or $0.07 per share. Excluding merger-related expense, year-to-date September 30, 2015, net income was up $2,014, or 16.22% over the same period last year.

During the third quarter 2015, the Company experienced strong organic growth in outstanding loans, continuing a trend experienced in second quarter. Outstanding loans at September 30, 2015, were $1,357,045 up $50,898 over June 30, 2015, outstanding loans. Growth in outstanding loans during the third quarter 2015 represented record quarterly growth when compared to all previous quarters for the Company, excluding acquisitions.

Core deposit growth continued during the third quarter 2015, which is typical when compared to prior year’s seasonal patterns. Outstanding core deposits at September 30, 2015, were $1,465,547, up $20,329 over June 30, 2015, core deposits.

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

	September 30, 2015	December 31, 2014	September 30, 2014
Total shareholders’ equity	$216,676	$184,161	$182,538
Subtract:
Goodwill	(39,075)	(22,881)	(22,881)
Core deposit intangible assets	(4,027)	(614)	(644)

Tangible shareholders’ equity (non-GAAP)	$173,574	$160,666	$159,013

Book value per share	$11.06	$10.39	$10.30
Tangible book value per share (non-GAAP)	$8.86	$9.07	$8.98

Year-to-date return on average equity	8.60%	8.83%	9.16%
Year-to-date return on average tangible equity (non-GAAP)	10.62%	10.14%	10.53%

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

Net interest margin as a percentage of average earning assets for third quarter 2015 was 4.32%, a decrease of 7 basis points from the prior quarter, and an increase of 3 basis points over third quarter 2014. The linked-quarter decrease in the net interest margin was primarily due to a decrease in earning asset yields, which was partially offset by a lower cost of core deposits. Loan yields were affected by the accretion of purchase fair value discounts in both third and second quarters 2015. During the third quarter 2015, accretion of loan fair value discounts was $616 and added 13 basis points to the net interest margin, compared to loan fair value accretion of $635 in second quarter 2015 that added 16 basis points to the net interest margin. The decline in the cost of funds was due to a 2 basis point decline in the cost of interest-bearing core deposits.

The improvement in year-over-year net interest margin of 3 basis points was primarily due to a decrease in the cost of interest-bearing liabilities, which was down 11 basis points in third quarter 2015 from third quarter 2014. Earning asset yields for third quarter 2015 were down 4 basis points from third quarter 2014.

The core net interest margin, which removes the effect of fair value accretion and nonrecurring items, has remained relatively stable due to a continued shift in earning asset mix as higher yielding loans are a larger proportion of total earning assets versus the lower yielding securities portfolio. Core net interest margin is considered to be a non-GAAP financial measure. Below is a summary of the core net interest margin, which excludes nonrecurring items and accretion of fair value marks, for third quarter 2015, second quarter 2015, fourth quarter 2014 and third quarter 2014. This summary presents a reconciliation of the net interest margin to adjusted net interest margin for the period:

Reconciliation of Adjusted Net Interest Income to Net Interest Income

	Three months ended
	September 30, 2015	June 30, 2015	December 31, 2014	September 30, 2014
Tax equivalent net interest income (1)	$18,745	$18,123	$14,672	$14,873
Subtract
Century Bank accretion	84	100	90	95
Capital Pacific Bank accretion	532	535	—	—
Interest recoveries on nonaccrual loans	—	—	—	100
Prepayment penalties on loans	33	84	46	—
Prepayment penalties on brokered deposits	(54)	—	—	—

Adjusted net interest income (non-GAAP)	$18,150	$17,404	$14,536	$14,678

Average earnings assets	$1,720,050	$1,656,202	$1,369,439	$1,374,961

Net interest margin	4.32%	4.39%	4.25%	4.29%
Core net interest margin (non-GAAP)	4.19%	4.21%	4.21%	4.24%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of $264, $427, $298, and $269 for the three months ended September 30, 2015, June 30, 2015, December 31, 2014, and September 30, 2014, respectively.

The following table presents condensed balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates on interest-bearing liabilities, for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014:

Table I

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Three months ended September 30, 2015			Three months ended September 30, 2014
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$11,990	$7	0.23%	$4,606	$3	0.26%
Securities available-for-sale:
Taxable	316,412	1,713	2.15%	274,299	1,547	2.24%
Tax-exempt(1)	72,026	754	4.15%	72,790	769	4.19%
Loans, net of deferred fees and allowance(2)
Taxable	1,286,716	16,919	5.22%	1,017,538	13,644	5.32%
Tax-exempt(3)	32,906	494	5.96%	5,728	91	6.27%

Total interest-earning assets	1,720,050	19,887	4.59%	1,374,961	16,054	4.63%

Non earning assets
Cash and due from banks	23,198			18,376
Property and equipment	17,810			18,181
Goodwill & intangible assets	43,168			23,541
Interest receivable and other assets	55,192			53,688

Total nonearning assets	139,368			113,786

Total assets	$1,859,418			$1,488,747

Interest-bearing liabilities
Money market and NOW accounts	$794,266	(508)	-0.25%	$533,322	$(360)	-0.27%
Savings deposits	61,309	(18)	-0.12%	51,815	(16)	-0.12%
Time deposits - core (4)	88,641	(80)	-0.36%	60,462	(78)	-0.51%

Total interest-bearing core deposits	944,216	(606)	-0.25%	645,599	(454)	-0.28%

Time deposits - noncore	62,481	(249)	-1.58%	104,560	(389)	-1.48%
Federal funds purchased	2,392	(4)	-0.66%	1,768	(3)	-0.67%
FHLB & FRB borrowings	82,571	(226)	-1.09%	148,402	(278)	-0.74%
Junior subordinated debenture	8,248	(57)	-2.74%	8,248	(57)	-2.74%

Total interest-bearing wholesale funding	155,692	(536)	-1.37%	262,978	(727)	-1.10%

Total interest-bearing liabilities	1,099,908	(1,142)	-0.41%	908,577	(1,181)	-0.52%

Noninterest-bearing liabilities
Demand deposits	538,768			391,738
Noninterest-bearing repurchase agreements	236			478
Interest payable and other	7,276			6,497

Total noninterest liabilities	546,280			398,713

Total liabilities	1,646,188			1,307,290
Shareholders’ equity	213,230			181,457

Total liabilities and shareholders’ equity	$1,859,418			$1,488,747

Net interest income		$18,745			$14,873

Net interest margin(1)		4.32%			4.29%

(1)	Tax-exempt securities income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $264 and $269 for the three months ended September 30, 2015, and September 30, 2014, respectively. Net interest margin was positively impacted by 6 and 8 basis points for the three months ended September 30, 2015, and September 30, 2014, respectively.
(2)	Interest income includes recognized loan origination fees of $152 and $157 for the three months ended September 30, 2015, respectively.
(3)	Tax-exempt loan income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $173 and $32 for the three months ended September 30, 2015, and September 30, 2014, respectively. Net interest margin was positively impacted by 4 and 1 basis points for the three months ended September 30, 2015, and September 30, 2014, respectively.
(4)	Defined by the Company as interest checking, money market, savings and local non-public time deposits, including local non-public tine deposits in excess of $100.

Third quarter 2015 average volumes in Table I include the impact of assets and liabilities added from the Capital Pacific transaction as of the acquisition date of March 6, 2015, which are not included in prior year’s results. The acquisition of Capital Pacific Bank added approximately $175,000 to average earning assets in the third quarter 2015 when compared to third quarter 2014. Table I shows that earning asset yields in third quarter 2015 were 4.59%, down 4 basis points from the 4.63% recorded in third quarter 2014. Lower yields on both the securities and loan portfolio were primarily responsible for the decline in earning asset yields. New loans continued to be booked at rates lower than the average portfolio rate, which continued to slowly reduce the overall portfolio yield. However, accretion of fair value marks in third quarter 2015 offset a portion of the decline in loan yields as third quarter 2015 accretion of fair value marks was $616 compared to $95 in third quarter 2014. The decline in the yield on securities reflected more recent purchases, which were defensive in nature against rising rates, thus were also booked at lower rates than the average portfolio.

The cost of interest-bearing liabilities decreased by 11 basis points from 0.52% in third quarter 2014 compared to 0.41% in third quarter 2015. The decline in the cost of interest-bearing liabilities was primarily due to a lower cost of interest-bearing core deposits, combined with a change in the mix of interest-bearing liabilities. The rate paid on interest-bearing core deposits declined by 3 basis points, due to a lower cost of core time deposits, money market and NOW accounts. The change in the mix of interest-bearing liabilities was significant and influenced the overall decline in the cost of interest-bearing liabilities much more than the decline in the rate paid on core deposits. During third quarter 2015, average interest-bearing core deposits, which were over 100 basis points less in cost than interest-bearing wholesale funding, made up 85.84% of total interest-bearing liabilities. That compares to third quarter 2014, where interest-bearing core deposits were only 71.06% of total interest-bearing liabilities.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended September 30, 2015, compared to the three months ended September 30, 2014.

Table II

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Three months ended September 30, 2015 compared to September 30,2014 Increase (decrease) due to
Interest earned on:	Volume	Rate	Net
Federal funds sold and interest-bearing deposits	$5	$(1)	$4
Securities available-for-sale:
Taxable	238	(72)	166
Tax-exempt(1)	(8)	(7)	(15)
Loans, net of deferred fees and allowance
Taxable	3,609	(334)	3,275
Tax-exempt(2)	429	(26)	403

Total interest-earning assets	4,273	(440)	3,833

Interest paid on:
Money market and NOW accounts	176	(28)	148
Savings deposits	3	(1)	2
Time deposits - core (3)	36	(34)	2

Total interest-bearing core deposits	215	(63)	152

Time deposits - noncore	(157)	17	(140)
Federal funds purchased	1	—	1
FHLB & FRB borrowings	(123)	71	(52)

Jur Total interest-bearing wholesale funding	(279)	88	(191)

Total interest-bearing liabilities	(64)	25	(39)

Net interest income(1)	$4,337	$(465)	$3,872

(1)	Tax-exempt security income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of September 30, 2015, and September 30, 2014, respectively. Net interest margin was positively impacted by 6and 8 basis points for the three months ended September 30, 2015, and September 30, 2014, respectively.
(2)	Tax-exempt loan income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $173 and $32 for the three months ended September 30, 2015, and September 30, 2014, respectively. Net interest margin was positively impacted by 4 and 1 basis points for the three months ended September 30, 2015, and September 30, 2014, respectively.
(3)	Defined by the Company as interest checking, money market, savings and local non- public time deposits, including local non-public time deposits in excess of $100.

The third quarter 2015 rate/volume analysis shows that net interest income increased by $3,872 over third quarter 2014. Interest income increased $3,834, while interest expense decreased $38. The increase in interest income was primarily due to higher volumes, which generated an additional $4,273 in interest income, which was partially offset by a decline in interest income of $439 due to lower rates. Organic loan growth combined with the acquisition of Capital Pacific, which moved a greater proportion of our assets into loans, contributed to improvement in interest income during the quarter.

The decrease in interest expense in third quarter 2015, when compared to third quarter 2014, was primarily due to a change in the mix of interest-bearing liability volumes. Higher volumes of interest-bearing core deposits increased interest expense, but a corresponding decrease in interest-bearing wholesale funding balances more than offset the effect of higher volumes of core deposits. In addition, lower rates on interest bearing core deposits also contributed to the decline in interest expense in the third quarter 2015 when compared to third quarter 2014.

Table III

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$12,214	$23	0.25%	$3,591	$7	0.26%
Securities available-for-sale:
Taxable	304,945	4,825	2.12%	276,119	4,693	2.27%
Tax-exempt(1)	73,057	2,294	4.20%	70,778	2,264	4.28%
Loans, net of deferred fees and allowance(2)
Taxable	1,191,869	47,250	5.30%	1,003,457	40,216	5.36%
Tax-exempt(3)	27,249	1,185	5.81%	5,760	267	6.20%

Total interest earning assets	1,609,334	55,577	4.62%	1,359,705	47,447	4.67%

Non earning assets
Cash and due from banks	22,797			18,262
Property and equipment	17,823			18,464
Goodwill & intangible assets	39,217			23,571
Interest receivable and other assets	56,446			54,537

Total non earning assets	136,283			114,834

Total assets	$1,745,617			$1,474,539

Interest-bearing liabilities
Money market and NOW accounts	$731,198	$(1,440)	-0.26%	$535,581	$(1,104)	-0.28%
Savings deposits	58,816	(55)	-0.13%	49,696	(49)	-0.13%
Time deposits - core (4)	79,535	(235)	-0.40%	61,798	(255)	-0.55%

Total interest-bearing core deposits	869,549	(1,730)	-0.27%	647,075	(1,408)	-0.29%

Time deposits - non-core	72,903	(779)	-1.43%	103,749	(1,061)	-1.37%
Federal funds purchased	1,839	(10)	-0.73%	2,399	(12)	-0.67%
FHLB & FRB borrowings	84,924	(694)	-1.09%	159,664	(838)	-0.70%
Junior subordinated debenture	8,248	(169)	-2.74%	8,248	(169)	-2.74%

Total interest-bearing wholesale funding	167,914	(1,652)	-1.32%	274,060	(2,080)	-1.01%

Total interest-bearing liabilities	1,037,463	(3,382)	-0.44%	921,135	(3,488)	-0.51%

Noninterest-bearing liabilities
Demand deposits	495,964			366,607
Noninterest-bearing repurchase agreements	211			163
Interest payable and other	6,375			5,442

Total noninterest liabilities	502,550			372,212

Total liabilities	1,540,013			1,293,347
Shareholders’ equity	205,604			181,192

Total liabilities and shareholders’ equity	$1,745,617			$1,474,539

Net interest income		$52,195			$43,959

Net interest margin(1)		4.34%			4.32%

(1)	Tax-exempt securities income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $803 and $792 for the nine months ended September 30, 2015, and 2014, respectively. Net interest margin was positively impacted by 7 and 8 basis points, respectively, for the nine months ended September 30, 2015 and 2014.
(2)	Interest income includes recognized loan origination fees of $478 and $424 for the nine months ended September 30, 2015, and 2014, respectively.
(3)	Tax-exempt loan income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $415 and $93 for the nine months ended September 30, 2015, and 2014, respectively. Net interest margin was positively impacted by 3 and 1 basis points, respectively, for the nine months ended September 30, 2015 and 2014.
(4)	Defined by the Company as interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.

Year-to-date September 30, 2015, average volumes in Table III include the impact of assets and liabilities added from the Capital Pacific transaction which closed on March 6, 2015, which amounts are not included in prior year’s results. The net interest margin for the nine months ended September 30, 2015, was 4.34%, down 2 basis points from the same period last year. The overall yield on earning assets fell 5 basis points from 4.67% for the nine months ended September 30, 2014 to 4.62% for the nine months ended September 30, 2015. The decline in the yield on earning assets was offset by a corresponding drop in the cost of interest-bearing liabilities of 7 basis points from 0.51% for the first nine months of 2014 to 0.44% for the first nine months of 2015. Similar to the quarterly net interest margin analysis, the change in the mix of interest-bearing liabilities was significant and influenced the overall decline in the cost of interest-bearing liabilities, more than offsetting the decline in the rate paid on core deposits.

Table IV

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Nine months ended September 30, 2015 Compared to nine months ended September 30, 2014 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$17	$(1)	$16
Securities available-for-sale:
Taxable	490	(358)	132
Tax-exempt(1)	73	(43)	30
Loans, net of deferred fees and allowance
Taxable	7,551	(517)	7,034
Tax-exempt(2)	996	(78)	918

Total interest earning assets	9,127	(997)	8,130

Interest paid on:
Money market and NOW accounts	403	(67)	336
Savings deposits	9	(3)	6
Time deposits - core (3)	73	(93)	(20)

Total interest-bearing core deposits	485	(163)	322

Time deposits - non-core	(315)	33	(282)
Federal funds purchased	(3)	1	(2)
FHLB & FRB borrowings	(392)	248	(144)

Total interest-bearing wholesale funding	(710)	282	(428)

Total interest-bearing liabilities	(225)	119	(106)

	$9,352	$(1,116)	$8,236

Net interest income(1)

(1)	Tax-exempt securities income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of ended September 30, 2015, and 2014, respectively. Net interest margin was positively impacted by 7 and 8 basis points, respectively, for the nine months ended September 30, 2015 and 2014.
(2)	Tax-exempt loan income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $415 and $93 for the nine months ended September 30, 2015, and 2014, respectively. Net interest margin was positively impacted by 3 and 1 basis points, respectively, for the nine months ended September 30, 2015 and 2014.
(3)	Defined by the Company as interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.

The rate/volume analysis for the nine months ended September 30, 2015, in Table IV, shows that interest income, including loan fees, increased by $8,128 over the same period in 2014. Organic loan growth combined with the March 2015 acquisition of Capital Pacific moved a greater proportion of our assets into loans, which contributed to improvement in interest income for the first nine months of 2015. The increase in interest income due to higher volumes was partially offset by a decline in interest income of $999 due to lower yield on both the securities and loan portfolios. The lower yield on the securities portfolio was due to the prolonged low interest rate environment and the fact that more recent purchases were more defensive in nature protecting against rising rates, thus new purchases were booked at rates generally lower than the overall portfolio rate. Similarly, during the period, new loan volume generally continued to be booked at rates lower than the overall portfolio yield.

Similar to the quarterly net interest margin analysis, the decrease in interest expense of $106 for the first nine months of 2015 when compared to the same period in 2014 was primarily due to a change in the mix of interest-bearing liability volumes. Higher volumes of interest-bearing core deposits increased interest expense, but a corresponding decrease in interest-bearing wholesale funding balances more than offset the effect of higher volumes of core deposits. In addition, lower rates on non-interest core deposits also contributed to the decline in interest expense for the nine months ended September 30, 2015, when compared to the same period in 2014.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the three-month and nine-month periods ended September 30, 2015, and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$16,013	$15,675	$15,637	$15,917
Provision charged to income	625	—	1,175	—
Loans charged against allowance	(104)	(23)	(631)	(654)
Recoveries credited to allowance	78	70	431	459

Balance, end of period	$16,612	$15,722	$16,612	$15,722

The Company recorded $625 in provision for loan losses during the third quarter 2015, which was primarily attributable to growth in the loan portfolio experienced during the quarter. The Company’s classified assets at September 30, 2015, were 25.14% of regulatory capital, compared to 24.54% and 24.27% of regulatory capital at December 31, 2014 and September 30, 2014, respectively. The increase in classified assets at September 30, 2015, when compared to December 31, 2014, was primarily due to the acquisition of Capital Pacific in March 2015.

For the nine months ended September 30, 2015, the Company recorded net loan charge offs of $200, or annualized 0.03% of average outstanding loans, compared to net loan charge offs of $195, or 0.04% of average loans, for the same period in 2014. The allowance for loan losses for outstanding loans at September 30, 2015, was $16,612, or 1.23% of outstanding loans, compared to 1.49% and 1.52% of outstanding loans at December 31, 2014, and September 30, 2014, respectively. The decline in the allowance as a percentage of outstanding loans was primarily due to the addition of loans acquired in the Capital Pacific transaction, where loans were booked net of their credit related fair value adjustment of $3,316 on the date of acquisition. At September 30, 2015, the Company had a total of $3,026 of credit fair value adjustment assigned loans acquired from Capital Pacific Bank and Century Bank. The balance of these acquired loans totaled $201,868, before the credit and interest rate fair value adjustments. When acquired loans with an assigned credit fair value mark are excluded from outstanding loans, the allowance for loan losses of $16,612 as a percentage of organic loans outstanding was 1.44% as of September 30, 2015. The allowance as a percentage of net nonperforming loans was 744.60% at September 30, 2015, compared to 786.17% and 536.22% at December 31, 2014, and September 30, 2014, respectively.

At September 30, 2015, $7,033 of loans (net of government guarantees) were classified as impaired. A specific allowance of $195 (included in the ending allowance at September 30, 2015) was assigned to these loans. That compares to impaired loans of $6,856 and a specific allowance assigned of $245 at December 31, 2014.

Total nonperforming assets, net of government guarantees, were $14,085, or 0.75% of total assets, at September 30, 2015, down $1,278 from December 31, 2014, as the Company continued to resolve problem loans and dispose of foreclosed properties. At September 30, 2015, nonperforming assets consisted of $2,231 in nonaccrual loans (net of government guarantees), no loans were 90 days past due and still accruing interest, and there was $11,854 of other real estate owned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more, and other real estate owned for the periods covered in this report:

Nonperforming Assets and Asset Quality Ratios

	September 30,	December 31,	September 30,
	2015	2014	2014
NONPERFORMING ASSETS
Nonaccrual loans
Real estate loans
Multi-family residential	$—	$—	$—
Residential 1-4 family	569	321	459
Owner-occupied commercial	2,371	599	787
Nonowner-occupied commercial	829	906	1,245

Total permanent real estate loans	3,769	1,826	2,491
Construction loans
Multi-family residential	—	—	—
Residential 1-4 family	53	—	—
Commercial real estate	—	—	—
Commercial bare land and acquisition & development	—	—	—
Residential bare land and acquisition & development	—	—	—

Total construction real estate loans	53	—	—

Total real estate loans	3,822	1,826	2,491
Commercial loans	983	869	762

Total nonaccrual loans	4,805	2,695	3,253
90-days past due and accruing interest	—	—	—
Total nonperforming loans	4,805	2,695	3,253
Nonperforming loans guaranteed by government	(2,574)	(706)	(321)

Net nonperforming loans	2,231	1,989	2,932
Other real estate owned	11,854	13,374	13,177

Total nonperforming assets, net of guaranteed loans	$14,085	$15,363	$16,109

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of total loans outstanding	1.23%	1.50%	1.52%
Allowance for loan losses as a percentage of total nonperforming loans, net of government guarantees	744.60%	786.17%	536.22%
Net loan charge offs as a percentage of average loans, annualized	0.00%	0.03%	0.03%
Net nonperforming loans as a percentage of total loans	0.16%	0.19%	0.28%
Nonperforming assets as a percentage of total assets	0.75%	1.02%	1.08%
Consolidated classified asset ratio(1)	25.14%	24.54%	24.27%

(1)	Consolidated classified asset ratio is defined as the sum of all loan-related contingent liabilities and loans internally graded substandard or worse (net of government guarantees), adversely classified securities, and other real estate owned, divided by total consolidated Tier 1 capital plus the allowance for loan losses.

Other real estate owned at September 30, 2015, consisted of seven properties. One of the properties, a commercial land development project valued at $9,988, comprised 84.26% of the total other real estate owned category. The property was reappraised during the third quarter 2015, and an additional $50 write down was recorded. The Company has been actively marketing this property; however the location and nature of the commercial land development property make it susceptible to possible future valuation write-downs as new appraisals become available.

Noninterest Income

Year-to-date September 30, 2015, noninterest income was $4,618, up $942 or 25.63% from the same period last year. The increase in noninterest income through September 30, 2015, when compared to the same period last year, was primarily due to a $357 or 22.57% increase in service charges on deposit accounts and a $370 increase in gains on the sale of securities. The increase in service charges was primarily due to the acquisition of Capital Pacific Bank, which closed on March 6, 2015. The increase in gains on the sale of securities resulted primarily from the restructuring of approximately $21,069 of the securities portfolio, and a small gain generated by the sale of securities due to potential future credit risk.

Noninterest Expense

Year-to-date September 30, 2015 noninterest expense was $34,186, an increase of $6,256 or 22.40% over year-to-date September 30, 2014 noninterest expense. Merger expense related to the acquisition of Capital Pacific Bank, which was completed on March 6, 2015, accounted for $1,836 of the total increase in noninterest expense. Excluding merger expense of $1,836 in 2015, total noninterest expense was up $4,420 or 15.83%. This increase in noninterest expense, excluding merger expense, was primarily attributable to a $2,372 or 13.29% increase in salaries and employee benefits. The increase in salaries and benefits during the first nine months of 2015, was primarily due to the expense of new staff acquired through the acquisition of Capital Pacific Bank, who became employees of Pacific Continental Bank upon completion of the acquisition. In addition, there was an increase in occupancy expense of $396, primarily attributable to the addition of Capital Pacific Bank’s Fox Tower location to the Company’s office network.

BALANCE SHEET

Loans

Outstanding loans at September 30, 2015, included approximately $175,000 in loans acquired in the Capital Pacific transaction, which closed on March 6, 2015, and are not included in 2014 outstanding loan totals. At September 30, 2015, outstanding loans were $1,357,045, up $50,898 or 3.90% over outstanding loans at June 30, 2015. All loans acquired in the Capital Pacific acquisition have been included in the Portland market gross loan totals below (prior periods have not been restated). A summary of outstanding loans by market at September 30, 2015, June 30, 2015, December 31, 2014, and September 30, 2014, follows:

	Period Ended
	September 30, 2015	June 30, 2015	December 31, 2014	September 30, 2014
Eugene market gross loans, period-end	$368,666	$358,806	$363,953	$361,599
Portland market gross loans, period-end	647,527	631,420	407,466	389,977
Seattle market gross loans, period-end	137,830	134,341	119,095	132,827
National healthcare gross loans, period-end	203,022	181,580	155,497	151,472

Total gross loans, period-end	$1,357,045	$1,306,147	$1,046,011	$1,035,875

Organic loan growth of $50,898 during the third quarter 2015 occurred across all markets and in national healthcare lending. Loan growth was particularly strong in the Portland, Seattle, and national healthcare markets. National healthcare lending accelerated in third quarter 2015 when compared to the previous three quarters, increasing $21,442 between June 30, 2015 and September 30, 2015. The Company’s overall loan growth during the third quarter 2015 was not only geographically diverse, but also occurred across several loan types, including owner-occupied permanent real estate; non-owner occupied permanent real estate; commercial real estate construction; and commercial and industrial loans.

Outstanding loans to dental professionals, which are comprised of both local and national loans, at September 30, 2015, totaled $340,298 or 25.08% of the loan portfolio, compared to $306,392 or 29.29% of the loan portfolio at December 31, 2014. While the Company’s national dental loans increased by $38,195 from December 31, 2014 and are now represented in 38 states, the more seasoned local dental loan portfolio declined slightly due to amortization of the existing portfolio, early pay offs and intense pricing competition during the same period. At September 30, 2015, $10,402 or 3.06% of the outstanding dental loans were supported by government guarantees. Loans to dental professionals include loans for such purposes as starting up a practice, acquisition of a practice, equipment financing, owner-occupied facilities, and working capital. National dental loans are limited only to acquisition of a seasoned practice by experienced dental professionals, practice refinances and owner-occupied real estate loans. Additional data on the Company’s dental loan portfolio and the credit quality of this portfolio can be found in Note 4 of the Notes to Consolidated Financial Statements in this report.

In addition to loan growth in the dental industry, growth was also experienced in the wider healthcare field, which includes loans to physicians, veterinarians, optometrists, and medical specialists. The healthcare portfolio, other than dental, experienced growth during the quarter. This portfolio grew by $17,933 over year-end 2014 to $88,262 as of September 30, 2015. The majority of the expansion was in veterinary lending in both practice acquisition and owner-occupied real estate financing.

All loans to related parties were made in the ordinary course of business and on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the Company.

Detailed credit quality data on the entire loan portfolio can be found in Note 3 of the Notes to Consolidated Financial Statements in this report.

Securities

At September 30, 2015, the balance of securities available-for-sale was $387,073, up $35,127 over December 31, 2014. The increase in the securities portfolio during 2015 was primarily due to the acquisition of Capital Pacific Bank, which added $26,010 to the securities total. At September 30, 2015, the portfolio had an unrealized pre-tax gain of $7,677 compared to an unrealized pre-tax gain of $6,057, at December 31, 2014. The average life and duration of the portfolio at September 30, 2015, was 4.1 years and 3.7 years, respectively, both up slightly from December 31, 2014. At September 30, 2015, $34,332 of the securities portfolio were pledged as collateral for public deposits in Oregon and Washington and for repurchase agreements.

During the third quarter 2015, the Company recorded $143 in gains on the sale of securities as small portions of the portfolio were restructured to enhance future performance. The Company continued to structure the portfolio to provide consistent cash flow and reduce the market value volatility of the portfolio in a rising rate environment in light of the Company’s current liability sensitive position. The portfolio is structured to generate sufficient cash flow to allow reinvestment at higher rates should interest rates move up or to fund loan growth in future periods. In a stable rate environment, approximately $51,939 in cash flow is anticipated over the next twelve months. Going forward, purchases will be dependent upon core deposit growth, loan growth, and the Company’s interest rate risk position.

At September 30, 2015, $3,070, or 0.79% of the total securities portfolio, was composed of private-label mortgage-backed securities. Management has booked OTTI on this portion of the portfolio totaling approximately $241. No additional OTTI was booked during the second quarter 2015. Management reviews monthly all available information, including current and projected default rates and current and projected loss severities, related to the collectability of its potentially impaired investment securities to determine if an additional OTTI is required. Recognition of additional OTTI on the private-label mortgage-backed portion of the portfolio is possible in future quarters depending upon economic conditions, default rates on home mortgages, loss severities on foreclosed homes, unemployment levels, and home values.

In management’s opinion, the remaining securities in the portfolio in an unrealized loss position were considered only temporarily impaired at quarter-end. The Company has no intent, nor is it more likely than not that it will be required, to sell its impaired securities before their recovery. The impairment was due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities resulted from current economic conditions. Although yields on these securities may be below market rates during the period, no loss of principal is expected.

Goodwill and Intangible Assets

At September 30, 2015, the Company had a recorded balance of $39,075 in goodwill from the November 30, 2005, acquisition of Northwest Business Financial Corporation (“NWBF”), the February 1, 2013, acquisition of Century Bank, and the March 6, 2015 acquisition of Capital Pacific Bank. In addition, at September 30, 2015, the Company had $4,027 of core deposit intangible assets resulting from the acquisition of Century Bank and Capital Pacific Bank. The core deposit intangible for Century Bank was determined to have an expected life of seven years, and is being amortized over that period using the straight-line method and will be fully amortized in January 2020. The core deposit intangible for Capital Pacific Bank was determined to have an expected life of ten years, and is being amortized over that period using the straight-line method and will be fully amortized in February 2025. The Company periodically tests goodwill for impairment. Management performs an impairment analysis of the intangible assets with indefinite lives at least annually, but more frequently if an impairment triggering event is deemed to have occurred. The last impairment test was performed at December 31, 2014, at which time no impairment was determined to exist.

Deposits

Core deposits acquired in the Capital Pacific acquisition are not included in 2014 results. All core deposits acquired in the Capital Pacific transaction are located in the Portland market. Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and nonpublic local time deposits, including nonpublic local time deposits in excess of $100, were $1,465,547 and represented 96.10% of total deposits at September 30, 2015. Organic core deposit growth during the third quarter 2015 was $20,329, partially offsetting a contraction in the non-core deposits. The organic growth of core deposits during the third quarter 2015 was typical of previous year’s seasonal patterns when core deposits have typically increased during this period. A key component of core deposits is noninterest-bearing demand deposits, which totaled $544,009 and represented 37.12% of core deposits at September 30, 2015. The weighted average cost of core deposits, when factoring in non-interest bearing core deposits, for the third quarter 2015 was 0.16%.

A summary of outstanding core deposits and average core deposits by market and other deposits classified as wholesale funding at September 30, 2015, June 30, 2015, December 31, 2014, and September 30, 2014, follows:

	Period Ended
	September 30, 2015	June 30, 2015	December 31, 2014	September 30, 2014
Eugene market core deposits, period-end(1)	$747,298	$759,079	$672,527	$642,220
Portland market core deposits, period-end(1)	549,113	521,317	276,453	256,732
Seattle market core deposits, period-end(1)	169,136	164,822	161,881	148,259

Total core deposits, period-end(1)	1,465,547	1,445,218	1,110,861	1,047,211
Non-core deposits, period-end	59,407	68,963	98,232	98,024

Total deposits, period-end	$1,524,954	$1,514,181	$1,209,093	$1,145,235

	Three Months Ended
	September 30, 2015	June 30, 2015	December 31, 2014	September 30, 2014
Eugene market core deposits, average(1)	$776,755	$742,252	$668,927	$634,412
Portland market core deposits, average(1)	537,911	508,547	263,757	250,029
Seattle market core deposits, average(1)	168,318	159,037	150,266	152,895

Total core deposits, average(1)	1,482,984	1,409,836	1,082,950	1,037,336
Non-core deposits, average	62,481	73,469	93,988	104,561

Total deposits, average	$1,545,465	$1,483,305	$1,176,938	$1,141,897

(1)	Core deposits include all demand, savings, money market, interest checking accounts, plus all nonpublic local time deposits time deposits including local time deposits in excess of $100.

Other Deposits

The Company uses public and brokered deposits to provide short-term and long-term funding sources. The Company defines short-term as having a contractual maturity of less than one year. The Company uses brokered deposits to help mitigate interest rate risk in a rising rate environment. All long-term brokered deposits have a call feature, which provides the Company the option to redeem the deposits on a quarterly basis and allows the Company to refinance long-term funding at lower rates should market rates fall. During the first nine months of 2015, the Company called in $5,971 in brokered time deposits with a weighted average rate of 2.34%. No new brokered deposits were issued during the same time period. Brokered deposits called in during the first nine months of 2015 were refinanced into core deposits or short-term borrowings at a lower cost. Below is a schedule detailing public and brokered deposits by type, including weighted average rate (“WAR”) and weighted average maturity (“WAM”).

Non-Core Deposit Summary

	Balance September 30, 2015		WAR	WAM
Short-Term Public Time Deposits	$26,784		0.27%	39 Days
Long-Term Public Time Deposits	403	(1)	—	5.67 Years

	$27,187

Short-Term Brokered Time Deposits	$—		—	—
Long-Term Brokered Time Deposits	32,220		1.95%	5.58 Years

	$32,220
Total non-core deposits	$59,407

(1)	Represents funds held by the bank through the State of Washington linked deposit program. Until time deposit rates exceed 2% the rate paid on Public time deposits will be zero.

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

The Company was previously a member of the FHLB of Seattle and held stock in the FHLB of Seattle to support its borrowings from the entity. On May 31, 2015, the FHLB of Seattle merged with the FHLB of Des Moines and the combined bank is named the FHLB of Des Moines. At September 30, 2015, the Company held $6,768 of stock in the FHLB of Des Moines. The amount of stock held by the Company in the FHLB of Des Moines fluctuates daily based on the level of stock required to support current borrowings.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures outstanding at September 30, 2015, which were issued in conjunction with the 2005 acquisition of NWBF. The junior subordinated debentures had an interest rate of 6.27% that was fixed through January 2011. In January 2011, the rate on the junior subordinated debentures changed to three-month LIBOR plus 135 basis points. On April 22, 2013, the Bank entered into a cash flow hedge on $8,000 of the trust preferred payment, swapping the variable interest rate for a fixed rate of 2.73% for approximately seven years. At September 30, 2015, the fair value of the interest rate swap on the Company’s subordinated debentures was ($37). At September 30, 2015, the $8,000 of junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines.

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

Capital Resources

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the issuance of new stock or other equity securities whether through stock offerings or through the exercise of equity awards. Capital formation allows the Company to grow assets and provides flexibility in times of adversity. Shareholders’ equity at September 30, 2015, was $216,676, up $32,515 from December 31, 2014. The increase in shareholders’ equity was primarily due to the issuance of 1,778,142 shares of Company stock valued at $23,578 in conjunction with the acquisition of Capital Pacific Bank during the first quarter 2015, combined with retention of a portion of income earned during 2015.

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

The Company’s common equity tier 1 capital ratio, tier 1 risk based capital ratio, total risk based capital ratio, and tier 1 leverage capital ratio were 11.00%, 11.49%, 12.58% and 9.88%, respectively, at September 30, 2015, with all capital ratios for the Company above the minimum regulatory designations. For additional information regarding the Company’s regulatory capital levels, see Note 10 in Notes to Consolidated Financial Statements in Part I, Item I of this report.

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

On July 22, 2015, the Board of Directors approved a regular third quarter cash dividend of $0.11 that was paid on August 15, 2015. Subsequent to the end of the third quarter 2015, on October 13, 2015, the Board of Directors approved a regular quarterly cash dividend to $0.11 per share payable to shareholders on November 12, 2015.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Company commits to extensions of credit and issues letters of credit. The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2015, the Company had $249,907 in commitments to extend credit, up from $156,972 at December 31, 2014.

Letters of credit written are conditional commitments issued by the Company to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At September 30, 2015, the Company had $2,430 in letters of credit and financial guarantees outstanding.

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

Core deposits at September 30, 2015, were $1,465,547 and represented 96.10% of total deposits. Core deposits at September 30, 2015, were up $354,686 over December 31, 2014. The acquisition of Capital Pacific Bank during the first quarter 2015 accounted for approximately $223,000 of deposit growth during the first nine months of 2015, while organic growth accounted for the remaining increase in total deposits.

The Company experienced an increase in outstanding loans of $311,034 during the first nine months of 2015, which included organic growth and loans acquired in the Capital Pacific acquisition. Organic loan growth was funded entirely by growth in core deposits. Core deposits not required to fund asset growth were used to pay down short-term borrowings and to fund purchases of securities. It is anticipated that core deposit growth and cash flows from the securities portfolio will provide a significant portion of the funding during the remainder of 2015, as loans are expected to continue to increase. The securities portfolio represented 20.61% of total assets at September 30, 2015. At September 30, 2015, $34,332 of the securities portfolio was pledged to support public deposits and repurchase agreements, leaving $352,741 of the securities portfolio unencumbered and available-for-sale. In addition, at September 30, 2015, the Company had $33,374 of government guaranteed loans that could be sold in the secondary market to support the Company’s liquidity position.

Due to its strategic focus to market to specific segments, the Company has been successful in developing deposit relationships with several large clients, which are generally defined as deposit relationships of $2,000 or more, which are closely monitored by management and Company officers. The loss of any such deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity. The Company uses a 10-point risk-rating system to evaluate each of its large depositors in order to assist management in its daily monitoring of the volatility of this portion of its core deposit base. The risk-rating system attempts to determine the stability of the deposits of each large depositor, evaluating, among other things, the length of time the depositor has been with the Company and the likelihood of loss of individual large depositor relationships. Risk ratings on large depositors are reviewed at least quarterly and adjusted if necessary. Company management and officers maintain close relationships and hold regular meetings with its large depositors to assist in management of these relationships. The Company generally expects to maintain these relationships, believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients and regularly tests its ability to mitigate the loss of multiple large depositor relationships in its Liquidity Contingency Plan. The Company currently has one deposit client rated a 10, the highest risk, with outstanding deposit balances of approximately $65,000 as of September 30, 2015. The client has a long standing relationship with the Company, however it has recently been purchased by a national entity. The Company has received indications that the deposit relationship should remain unchanged for the next 12 – 18 months. The Company currently maintains sufficient short-term liquidity to cover any potential volatility in this relationship and is working on a longer term funding strategy in the event these deposits need to be replaced in the future. However, there can be no assurance that this deposit relationship or any of our other large depositor relationships will be maintained or that the loss of one or more of these clients will not adversely affect the Company’s liquidity.

At September 30, 2015, the Company had secured borrowing lines with the FHLB of Des Moines and the FRB, along with unsecured borrowing lines with various correspondent banks, totaling $614,883. The Company’s secured lines with the FHLB and FRB were limited by the amount of collateral pledged. At September 30, 2015, the Company had pledged $412,102 in discounted collateral value in commercial real estate loans, first and second lien single-family residential loans, multi-family loans, and securities to the FHLB. Additionally, certain commercial and commercial real estate loans with a discounted value of $73,781 were pledged to the FRB under the Company’s Borrower-In-Custody program. The Company’s unsecured correspondent bank lines totaled $129,000. At September 30, 2015, the Company had $116,500 in borrowings outstanding from the FHLB, no borrowings outstanding with the FRB, and $5,000 outstanding on its overnight correspondent bank lines, leaving a total of $493,383 available on its secured and unsecured borrowing lines as of such date.

Net cash provided by operating activities was $20,435 during the first nine months of 2015. During the same period, cash of $117,018 was used in investing activities, consisting principally of a net loan principal increase of $107,951 and net purchases of securities of $11,307. Cash provided by financing activities during the first nine months of 2015 was $103,787 and primarily consisted of an increase in deposits, which was partially offset by a reduction in borrowings and cash dividends paid to shareholders.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended September 30, 2015, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

On August 23, 2013, a putative class action lawsuit (Class Action) was filed in the Circuit Court of the State of Oregon for the County of Multnomah on behalf of individuals who placed money with Berjac of Oregon and Berjac of Portland (collectively, Berjac). The Berjac entities merged and the surviving company, Berjac of Oregon, is currently in Chapter 7 bankruptcy. The Class Action complaint, which has been amended several times, currently asserts three claims against Pacific Continental Bank, Fred “Jack” W. Holcomb, Holcomb Family Trust, Jones & Roth, P.C. and Umpqua Bank, as defendants. The lawsuit asserts that Pacific Continental Bank is jointly and severally liable for materially aiding or participating in Berjac’s sales of securities in violation of the Oregon Securities Law. Claimants seek the return of the money placed with Berjac of Oregon and Berjac of Portland, plus interest, and costs and attorneys’ fees. The current version of the complaint seeks $44 million in damages from all defendants.

After a lengthy proceeding to determine whether jurisdiction over the Class Action is properly in the state or federal court, on January 14, 2015, the federal court ruled that jurisdiction is properly in the state court. The Class Action is now pending in the Circuit Court of the State of Oregon for the County of Multnomah. Pacific Continental Bank and the other defendants filed motions to dismiss. A hearing on the motions to dismiss was held on October 28, 2015. The Multnomah County Circuit Court has not yet issued a ruling on the motions to dismiss.

On August 28, 2014, the court-appointed bankruptcy trustee for Berjac of Oregon filed an adversary complaint (Trustee’s Lawsuit) in the U.S Bankruptcy Court for the District of Oregon alleging that the Company, the Bank, Umpqua Bank, Century Bank and Summit Bank provided lines of credit that enabled continuation of the alleged Ponzi scheme operated by Berjac of Oregon and the two partners of the pre-existing Berjac general partnerships, Michael Holcomb and Gary Holcomb. Pacific Continental Corporation acquired Century Bank on February 1, 2013. The Trustee’s Lawsuit was transferred from the U.S. Bankruptcy Court to the U.S. District Court for the District of Oregon (Eugene Division), where it is currently pending.

In addition to seeking an award of punitive damages, the trustee is seeking the recovery of payments associated with allegedly fraudulent transfers from Century Bank and Pacific Continental Bank. The complaint also alleges that accounting firm Jones & Roth, P.C., is jointly and severally liable for the return of the allegedly fraudulent transfers to the bankruptcy estate. Among other claims for relief, the trustee is seeking the disgorgement of monies advanced to the Holcomb Family Limited Partnership by Century Bank and returned to the estate by court order following the post-petition cash collateral hearing, and of monies received by Pacific Continental Bank from the proceeds of the sale of stock held by the Holcomb Family Limited Partnership and securing one of the lines of credit previously held by Century Bank. The complaint in the Trustee’s Lawsuit indicates the range of damages sought by the Trustee which include, among other claims for relief, an award of punitive damages not to exceed $10 million, recovery of payments associated with allegedly fraudulent transfers totaling up to approximately $55.3 million, including up to $23.0 million from Century Bank and up to $6.3 million from Pacific Continental Bank. On September 4, 2015, the Company’s and the Bank’s joint motion to dismiss was granted, in part, by the U.S. District Court for the District of Oregon. All claims against the Company were dismissed, but claims against the Bank are ongoing. The Trustee was allowed to amend the complaint and the claims against the Bank in certain respects, and filed a Second Amended Complaint on October 16, 2015. The Trustee also filed a motion asking the court to reconsider three of its rulings dismissing certain claims against the Bank, and that motion is pending.

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

As is the case with many banks, our profitability is dependent to a large extent upon our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect, and has in past years, impacted, our net interest margin, and, in turn, our profitability. This impact could result in a decrease in our interest income relative to interest expense. Increases in interest rates may also adversely impact the value of our securities investment portfolio. At September 30, 2015, our balance sheet was liability sensitive over a one-year period, and an increase in interest rates could cause our net interest margin and our net interest income to decline in the short-term. For the past several years, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the Federal Reserve has pursued highly accommodative monetary policies (including a very low Federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities) in an effort to facilitate growth in the U.S. economy and a reduction in levels of unemployment. This environment has placed downward pressure on the net interest margins of U.S. banks, including Pacific Continental Bank. During 2014, the Federal Reserve began to gradually ease its accommodative monetary policies including discontinuing its asset purchase program in October 2014.We cannot predict with any certainty whether or to what extent the Federal Reserve will continue its accommodative monetary policies, nor the timing of future easing for these policies.

Company Factors

We have a significant concentration in loans to dental professionals, and loan concentrations within one industry may create additional risk.

Bank regulatory authorities and investors generally view significant loan concentrations within any particular industry as carrying higher inherent risk than a loan portfolio without any significant concentration in one industry. We have a significant concentration of loans to dental professionals which represented 25.08% in principal amount of our total loan portfolio at September 30, 2015 (see Note 4 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this report). While we apply credit practices which we believe to be prudent to these loans as well as all the other loans in our portfolio, due to our concentration in dental lending, we are exposed to the general risks of industry concentration, which include adverse market factors impacting that industry alone or disproportionately to other industries. In addition, bank regulatory authorities may in the future require us to limit additional lending in the dental industry if they have concerns that our concentration in that industry creates significant risks, which in turn could limit our ability to pursue new loans in an area where we believe we currently have a competitive advantage.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At September 30, 2015, our nonperforming loans (which include all nonaccrual loans, net of government guarantees) were 0.16% of the loan portfolio. At September 30, 2015, our nonperforming assets (which include foreclosed real estate) were 0.75% of total assets. Nonperforming loans and assets adversely affect our net income in various ways. We generally do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, less estimated selling expenses, which may ultimately result in a loss. In addition, other real estate holdings are subject to periodic appraisals which may result in additional valuation adjustments. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors which can be detrimental to the performance of their other responsibilities. Any significant future increase in nonperforming assets could have a material adverse effect on our business, financial condition and results of operations.

We may not have the ability to continue paying dividends on our common stock at current or historic levels.

On October 13, 2015, the board of directors approved a quarterly cash dividend of $0.11 per share, payable to shareholders of record on October 28, 2015. Our ability to pay dividends on our common stock depends on a variety of factors. It is possible in the future that we may not be able to continue paying quarterly dividends commensurate with historic levels, if at all. As a holding company, a substantial portion of our cash flow typically comes from dividends our bank subsidiary pays to us. Cash dividends will depend on sufficient earnings to support them and adherence to bank regulatory requirements. If the Bank is not able to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations and prospects.

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

In addition, as a condition to membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At September 30, 2015, we had stock in the FHLB totaling $6,768. The FHLB stock held by us is carried at cost and represents the price at which FHLB of Des Moines would repurchase the stock if our borrowings decreased. Future negative changes to the financial condition of the FHLB could require us to recognize an impairment charge with respect to such holdings.

On June 1, 2015, the FHLB of Des Moines announced that it had completed its merger with the FHLB of Seattle. As a result, the Bank’s outstanding FHLB stock decreased from $9,911, on May 31, 2015 to $6,768 at September 30, 2015.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our reported earnings.

At September 30, 2015, we had $39,075 of goodwill on our balance sheet. Our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of qualitative and quantitative factors, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant entity-specific events. The last impairment test was performed at December 31, 2014. At December 31, 2014, we did not recognize an impairment charge related to our goodwill. Future evaluations of goodwill may result in findings of impairment and write-downs, which would impact our operating results and could be material.

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

Other financial institutions have been the target of various denial-of-service or other cyber-attacks as part of what appears to be a coordinated effort to disrupt the operations of financial institutions and potentially test their cybersecurity in advance of future and more advanced cyber-attacks. These denial-of-service attacks require substantial resources to defend, and may affect customer satisfaction and behavior. In addition, there have been increasing efforts on the part of third parties to breach data security at financial institutions as well as other types of companies, such as large retailers, or with respect to financial transactions, including through the use of social engineering schemes such as “phishing”. The ability of our customers to bank remotely, including online and through mobile devices, requires secure transmissions of confidential information and increases the risk of data security breaches which would expose us to financial claims by customers or others and which could adversely affect our reputation. Even if cyber-attacks and similar tactics are not directed specifically at Pacific Continental Bank, such attacks on other large financial institutions could disrupt the overall functioning of the financial system and undermine consumer confidence in banks generally, to the detriment of other financial institutions, including the Bank.

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

In July of 2015, the Federal bank regulators announced the issuance of a cybersecurity assessment tool, the output of which can assist a financial institution’s senior management and board of directors in assessing the institution’s cybersecurity risk and preparedness. The first part of the assessment tool is the inherent risk profile, which aims to assist management in determining an institution’s level of cybersecurity risk. The second part of the assessment tool is cybersecurity maturity, which is designed to help management assess whether their controls provide the desired level of preparedness. Beginning in late 2015 or early 2016, the Federal bank regulators plan to utilize the assessment tool as part of their examination process when evaluating financial institutions’ cybersecurity preparedness in information technology and safety and soundness examinations and inspections. We are evaluating this newly issued assessment tool, as well as the resources which will be necessary to effectively utilize the assessment tool and meet regulatory expectations.

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

101

The following financial information from Pacific Continental Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

PACIFIC CONTINENTAL CORPORATION
(Registrant)

Dated	November 9, 2015	/s/ Roger Busse

Roger Busse
Chief Executive Officer
(Duly Authorized Officer; Principal Executive Officer)

Dated	November 9, 2015	/s/ Richard R. Sawyer

Richard R. Sawyer
Executive Vice President and Chief Financial Officer (Duly Authorized Officer; Principal Financial Officer)