Form 10-K
period 2015-12-31
PACIFIC CONTINENTAL CORP
filed 2016-03-14
CIK 1084717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2015 (the last business day of the most recently completed second quarter) was $253,177,730 based on the closing price as quoted on the NASDAQ Global Select Market on that date.

The number of shares outstanding of the registrant’s common stock, no par value, as of February 29, 2016, was 19,604,780.

DOCUMENTS INCORPORATED BY REFERENCE

All or a portion of Items 10 through 14 in Part III of this Form 10-K are incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if the Registrant’s Schedule 14A is not filed within such period, will be included in an amendment to this Report on Form 10-K which will be filed within such 120-day period.

PACIFIC CONTINENTAL CORPORATION

FORM 10-K

ANNUAL REPORT

PART I

ITEM 1	Business

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding projected results for 2016, factors that could impact the Company’s financial results, the expected interest rate environment, 2016 provision for loan losses and the adequacy of the allowance, the possibility of valuation write-downs on OREO, portfolio structuring, loan origination standards, liquidity and funding, large depositor relationships, management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this report, or the documents incorporated by reference:

•	Local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets.

•	The local housing or real estate market could decline.

•	The risks presented by an economic recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations, and loan portfolio delinquency rates.

•	Our concentration in loans to dental professionals exposes us to the risks affecting dental practices in general.

•	Interest rate changes could significantly reduce net interest income and negatively affect funding sources.

•	Projected business increases following any future strategic expansion or opening of new branches could be lower than expected.

•	Competition among financial institutions could increase significantly.

•	The goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings.

•	The reputation of the financial services industry could deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers.

•	The efficiencies we may expect to receive from any investments in personnel, acquisitions, and infrastructure may not be realized.

•	The level of nonperforming assets and charge-offs or changes in the estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements may increase.

•	Changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, executive compensation, and insurance) could have a material adverse effect on our business, financial condition and results of operations.

•	Acts of war or terrorism, or natural disasters, may adversely impact our business.

•	The timely development and acceptance of new banking products and services and perceived overall value of these products and services by users may adversely impact our ability to increase market share and control expenses.

•	Changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters, may impact the results of our operations.

•	The costs and effects of legal, regulatory and compliance developments, including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews, may adversely impact our ability to increase market share and control expense and my adversely affect our results of operations and future prospects.

•	Our success at managing the risks involved in the foregoing items will have a significant impact on our results of operations and future prospects.

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

For the year ended December 31, 2015, the consolidated net income of the Company was $18,751 or $0.97 per diluted share. At December 31, 2015, the consolidated shareholders’ equity of the Company was $218,491 with 19,604,182 shares outstanding and a book value of $11.15 per share. Total assets were $1,909,478 at December 31, 2015. Loans net of allowance for loan losses and unearned fees were $1,387,181 at December 31, 2015, and represented 73.55% of total assets. Deposits totaled $1,597,093 at year-end 2015, with Company-defined core deposits representing $1,533,942, or 96.05% of total deposits. Core deposits are defined as all demand, interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100. At December 31, 2015, the Company had a Tier 1 leverage capital ratio, Common Equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio, of 9.93%, 10.97%, 11.47%, and 12.58%, respectively, all of which exceeded the minimum “well-capitalized” level for all capital ratios under FDIC guidelines of 5.00%, 6.50%, 8.00% and 10.00%, respectively.

On March 6, 2015, the Company completed the acquisition of Capital Pacific Bancorp. Capital Pacific shareholders received either $16.00 per share in cash or 1.132 shares of Pacific Continental common stock for each share of Capital Pacific common stock, or a combination of 40% in the form of cash and 60% in the form of Pacific Continental common stock. Pursuant to the merger agreement, total consideration included cash consideration of $16,413, and stock consideration of 1,778,102 shares of Pacific Continental common stock. Based on the closing price of Pacific Continental common stock on March 6, 2015, the aggregate consideration payable for Capital Pacific Bancorp was valued at $39,990.

For more information regarding the Company’s financial condition and results of operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements and Supplementary Data in Items 7 and 8 of Part II of this Form 10-K.

THE BANK

General

The Bank commenced operations on August 15, 1972. The Bank operates in three primary markets: Eugene, Oregon, Portland, Oregon / Southwest Washington and Seattle, Washington. At December 31, 2015, the Bank operated fifteen full-service offices in Oregon and Washington and three loan production offices in Washington, Colorado, and California. The primary business strategy of the Bank is to operate in large commercial markets and to provide comprehensive banking and related services tailored to community-based businesses, nonprofit organizations, professional service providers, and banking services for business owners. The Bank emphasizes the diversity of its product lines, high levels of personal service and convenient access through technology typically associated with larger financial institutions, while maintaining local decision-making authority and market knowledge, typical of a community bank. The Bank has developed expertise in lending to dental professionals, and during 2015 continued to expand its national dental lending program. More information on the Bank and its banking services can be found on its website (therightbank.com). Information contained on the Bank’s website is not part of this Form 10-K. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge upon request on the Bank’s website. The reports are also available on the SEC’s website at www.sec.gov. The Bank operates under the banking laws of the State of Oregon, and the rules and regulations of the FDIC. In addition, operations at its branches and other offices in the State of Washington, Colorado, and California are subject to various consumer protection and other laws of that state.

THE COMPANY

Primary Market Area

The Company’s primary markets consist of metropolitan Eugene, metropolitan Portland, in the State of Oregon and metropolitan Seattle in the State of Washington. During 2015, the Company expanded its lending to dental professionals, and at year-end had loans to dental professionals in 39 states, up from 35 states in 2014. The Company has six full-service banking offices in the metropolitan Portland and Southwest Washington area, seven full-service banking offices in the metropolitan Eugene area, and two full-service offices in the metropolitan Seattle area. It also operates loan production offices in Tacoma, Washington, Denver, Colorado and San Francisco Bay Area, California. The Company has its headquarters and administrative office in Eugene, Oregon.

Overall, national economic conditions improved during 2015 as evidenced by the increased loan demand in all three of the Company’s primary markets. In particular, larger metropolitan areas, such as Portland and Seattle, experienced higher improvement in general economic conditions and job growth than rural areas of Oregon and Washington. As is typical, the economic conditions in the Eugene market improved, but not at the levels realized in Portland and Seattle.

On a monthly basis, the University of Oregon, located in Eugene, Oregon, produces the Oregon Index of Economic Indicators using the year 1997 as its beginning base of 100. This index attempts to measure various components of the State of Oregon economy, including labor markets, capital goods orders, and consumer confidence, in order to determine if economic conditions in the state are improving or deteriorating, and provides the probability of a recession. This index indicated that economic activity for the State of Oregon fell to its lowest level during the first quarter 2009 when the index reached 85.0 and then generally trended upward. During 2015, the index continued upward on a quarterly basis, and for December 2015 was at 100%, an improvement of 1.50% over the prior year-end.

The unemployment rate for the State of Oregon at December 31, 2015, was 5.40%, as compared to 5.00% nationally, and has been improving since early 2009. Portland area unemployment stood at 4.90%, for this same time period, below the state average and national average. For Lane County, Oregon, which includes Eugene, Oregon, the unemployment rate was 5.60%, above both the state and national average at December 31, 2015. The unemployment rate for the State of Washington at December 31, 2015, was 5.50%, above the national average, and has trended downward on a quarterly basis since early 2009. In King County, Washington, which includes the metropolitan Seattle area, the unemployment rate at year-end 2015 was 4.50%, below the state and national averages. The Seattle market in particular has demonstrated more economic diversity than the other primary markets in which the Company operates. All unemployment rates were provided by the U.S. Bureau of Labor Statistics.

At December 31, 2015, approximately 64% of the Company’s loan portfolio was secured by real estate, thus the condition and valuation trends of commercial and residential real estate markets in the Pacific Northwest have had a significant impact on the overall credit quality of the Company’s primary assets in that, in the event of default, the value of real estate collateral and its salability is typically the primary source of repayment. Approximately $108,368, or 8% of the Company’s loan portfolio, was categorized as residential and commercial construction loans, which also included land development and acquisition loans at December 31, 2015. During 2015, the Company experienced an increase in construction lending, centered in commercial real estate construction and acquisition and development construction.

Real estate markets in the Pacific Northwest were weak during the economic recession, but beginning in 2013, nearly every segment in the commercial real estate market began showing steady improvements that continued year over year. For the 2015 year, all three of the Company’s primary markets, Eugene, Portland, and Seattle, saw commercial real estate vacancy rates fall in almost every class while their rental rates continued to show increases, particularly in close-in urban neighborhoods and commercial business districts. Sales volumes in 2015 continued to be robust, with a notable presence of institutional investors making larger acquisitions of multi-family and other Class A properties. Residential development began to pick up as well, with single-family and multi-family building permit issuance remaining strong in all of our markets, dominated primarily by the national home builders in the Portland and Seattle markets. Commercial land sales in 2015 occurred at a moderate rate after years of near dormancy. Strong in-migration into the Northwest underpins this market improvement, as United Van Lines’ 2014 and 2015 moving studies ranked Oregon as the number one state for the percent of inbound moves and Washington was also strong, ranking tenth in this measurement.

Residential housing prices in all three of the Company’s primary markets showed marked improvement in 2015, to the point where values have generally recovered to their pre-recession levels in each market, with some values exceeding pre-recession levels in areas of Portland and Seattle. A moderate level of new residential construction continued in each market as well due to the improving market conditions, continued low interest rates, and the slow return of bank financing to a wider range of residential developers.

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

In addition to larger institutions, numerous “community” banks and credit unions operated, expanded or moved into the Company’s three primary markets and have developed a similar focus to that of the Company. These institutions have further increased competition in all three of the Company’s primary markets. This number of similar financial institutions and an increased focus by larger institutions in the Company’s primary markets has led to intensified competition in all aspects of the Company’s business. During 2015, the Company saw increased competition, specifically regarding loan pricing. The Bank saw competitors willing to accept yields or terms not desirable to the Company and some deals were lost due to the Company’s unwillingness to compromise on deal pricing. The Company remained diligent in its underwriting standards during the year and did not loosen credit standards to achieve growth.

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

The financial services industry has experienced widespread consolidation over the last decade. Following consolidation due to FDIC failures between 2008 and 2011, the banking industry began to see acquisition consolidation in 2012. Beginning in 2012, consolidation continued in the form of bank acquisitions throughout the Northwest. The Company anticipates consolidation among financial institutions in its market areas will continue. In addition, with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), smaller financial institutions may find it difficult to continue to operate due to higher anticipated regulatory costs. This may create pressure on these institutions to seek partnerships or mergers with larger companies. The Company seeks acquisition opportunities from time-to-time, including FDIC-assisted transactions, in its existing markets and in new markets of strategic importance. However, other financial institutions aggressively compete against the Company in the acquisition market. Some of these institutions may have greater access to capital markets, larger cash reserves, and stock that is more liquid and more highly valued by the market for use in acquisitions. The Dodd-Frank Act also authorized nationwide de novo branching by national and state banks and certain foreign banks operating in the U.S., which could also result in new entrants to the markets served by the Bank.

As of June 30, 2015, the most recent FDIC Summary of Deposit survey indicated, the Company had 17.53% of the Lane County deposit market share, which currently is serviced by eight branches in the Eugene community. This was the highest deposit market share of any bank in Lane County. In Multnomah County, which is serviced by three of the Company’s offices in the Portland Market, the Company had 1.33% of the deposit market share, ranking tenth in the Multnomah County, Oregon Market. In King County, Washington, the Company had 0.23% of the deposit market share, serviced by the Seattle and Bellevue offices, ranking 23rd in the King County Market as of June 30, 2015.

In addition, the Company anticipates more competitive pressure for new loans in its markets. While the Bank’s loan demand improved throughout 2015, healthy banks with ample capital and liquidity are expected to aggressively seek new loan customers. This may cause pressure on loan pricing and make it more difficult to retain existing loan customers or attract new ones and may create compression in the Company’s net interest margin.

Services Provided

The Company offers a wide array of financial service products to meet the banking needs of its targeted segments in the market areas served. The Company regularly reviews the profitability and desirability of various product offerings, particularly new product offerings, to assure ongoing viability.

Deposit Services

The Company offers a wide range of deposit services that are typically available in most banks and other financial institutions including checking, savings, money market accounts and time deposits. The transaction accounts and time deposits are tailored to the Company’s primary markets and market segments at rates competitive with those offered in the area. Additional deposits are generated through national networks for institutional deposits. All deposit accounts are insured by the FDIC to the maximum amount permitted by law, currently $250 per depositor. The Company provides online cash management, remote deposit capture and banking services to businesses and consumers. The Company also allows 24-hour customer access to deposit and loan information via telephone and online cash management products.

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

Within its primary markets, the Company also originates construction and permanent loans financing commercial facilities, including investor and owner-occupied projects. The Company also originates pre-sold, custom and, on a limited basis, speculative home construction. The major thrust of residential construction lending is smaller in-fill construction projects in inner-city urban neighborhoods, and consisting of single-family residences. During 2015, as commercial real estate prices continued to stabilize and improve, the Company expanded construction financing activity in commercial real estate and multifamily residential construction financing. During 2015, the housing markets in Portland and Seattle experienced very low inventory and high rates of appreciation, thus the Company was selective in financing single-family housing projects in both of these markets.

Due to the Company’s concentration in real estate secured loans, the Company strategically focuses on increasing its commercial and industrial (“C & I”) loan lending. In particular, the Company has developed a specialty in C & I lending to dental professionals. Loans to dental professionals include loans for such purposes as starting up a practice, acquisition of a practice, equipment financing, owner-occupied facilities, and working capital. Loans for dental office startups are typically SBA loans as these loans represent additional risk. During 2015, the Company continued to expand its national dental lending program. At year-end 2015 the Company had active dental loans in 37 states, outside of the Company’s primary markets in Oregon and Washington, which totaled $340,162 at December 31, 2015. Since inception of the national dental lending program, lending was limited to loans to dental professionals for acquisition of practices by experienced dental professionals, owner-occupied commercial real estate or seasoned practice refinance loans.

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

Wealth Management

During 2015, the Company began offering wealth management services through a strategic partnership with Transamerica Financial Advisors (“TFA”) and World Financial Group (“WFG”). This partnership provides for employees of the Bank to also be Investment Advisors, Registered Representatives, and/or Agents with TFA and WFG. The products available include: individual investment advisory services, Company retirement plans, employee benefits programs, mutual funds, unit investment trusts, fixed and variable annuities, fixed and variable life insurance, long term care, and disability. The product and services are provided by TFA/WFG and the over 100 other financial institutions with which TFA/WFG has selling agreements. Through referral relationships, WFG is also able to provide estate planning documents, and business & personal property solutions.

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

Employees

At December 31, 2015, the Company employed 322 FTE employees with 27 FTE employees in the Seattle market, 72 FTE employees in the Portland market, and 77 FTE employees in the Eugene market as well as 146 FTE employees in administrative functions primarily located in Eugene, Oregon. None of these employees are represented by labor unions, and management believes that the Company’s relationship with its employees is good. The Company emphasizes a positive work environment for its employees, which is validated by recognition from independent third-parties.

During 2015, the Company was recognized for the sixteenth consecutive year by Oregon Business magazine as one of the 100 Best Companies to Work For in Oregon. Also, the Company was recognized by Seattle Business magazine as one of Washington’s “100 Best Companies to Work For.” The Portland Business Journal named the Company as one of Oregon’s most admired companies. This was the seventh time the Company was recognized as a top-ten company in the “Financial Services” classification. Additionally, Seattle Business magazine named the Company “Business of the Year,” in the small business category.

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

Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities, and on the use of their securities as collateral for loans to any borrower. These restrictions prevent the Company from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company are limited individually to 10 percent of the Bank’s capital stock and surplus and in the aggregate to 20 percent of the Bank’s capital stock and surplus. The Federal Reserve Act also provides that extensions of credit and other transactions between the Bank and the Company must be on terms and conditions, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions involving other non-affiliated companies, or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest, and operational expenses.

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

Regulation of Management. Federal law (i) sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency; (ii) places restraints on lending by a bank to its executive officers, directors, principal shareholders and their related interests; and (iii) generally prohibits management personnel of a bank from serving as a director or in other management positions of another financial institution which assets exceed a specified amount or which has an office within a specified geographic area.

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

Capital Adequacy

Regulatory Capital Rules. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies. The Federal Reserve Board and the other U.S. federal banking agencies have adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the current international regulatory capital accord (“Basel III”) of the Basel committee on Banking Supervision (the “Basel Committee). The Basel Committee is a committee of banking supervisory authorities from major countries in the global financial system which formulates broad supervisory standards and guidelines relating to financial institutions for implementation on a country-by-country basis. These rules replace the U.S. federal banking agencies’ general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. Banks, such as Pacific Continental Bank, became subject to the new rules on January 1, 2015. The new rules establish more restrictive capital definitions, create additional categories and higher risk-weightings for certain asset classes and off-balance sheet exposures, higher leverage ratios and capital conservation buffers that will be added to the minimum capital requirements and must be met for banking organizations to avoid being subject to certain limitations on dividends and discretionary bonus payments to executive officers. The new rules also implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.50%; (b) a Tier 1 capital ratio of 6.00% (which is an increase from 4.00%); (c) a total capital ratio of 8.00%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4.00%. While earlier proposals would have required that trust preferred securities be phased out of Tier 1 capital, the new rules exempt depository institution holding companies with less than $15 billion in total consolidated assets as of December 31, 2009, such as the Company, from this requirement. These capital instruments, if issued prior to May 19, 2010, and currently in Tier 1 capital, are grandfathered in Tier 1 capital, subject to certain limits. Under the new rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.50% of total risk-weighted assets). The phase-in of the capital conservation buffer began on January 1, 2016, and will be completed by January 1, 2019. The new rules also provide for various adjustments and deductions to the definitions of regulatory capital that phase in from January 1, 2014 to December 31, 2017. In January 2014, the Basel Committee issued its nearly final version of its leverage ratio and disclosure guidance (the “Basel III Leverage Ratio”). The Basel III Leverage Ratio will be subject to further calibration until 2017, with final implementation expected by January 2018. The Basel III Leverage Ratio makes a number of significant changes to the Basel Committee’s June 2013 consultative paper by easing the approach to measuring the exposures of off-balance sheet items. These changes address the financial services industry’s concern that the consultative paper’s definition of exposure was too expansive, i.e., that the leverage ratio’s denominator was too large. The implementation of these new rules could have an adverse impact on our financial position and future earnings due to the inclusion of Tier 1 capital as a core capital component and because of the heightened minimum capital requirements. The newly adopted capital rules could restrict our ability to grow during favorable market conditions, or require us to raise additional capital and liquidity, generally increase our cost of doing business, and impose other restrictions on our operations. The application of more stringent capital requirements would, among other things, result in lower returns on invested capital and result in regulatory sanctions if we were unable to comply with these requirements. As a result, our business, results of operations, financial condition or prospects could be adversely affected. We expect that we will be able to satisfy the minimum capital requirements adopted by the Federal Reserve and the other U.S. banking agencies within the prescribed implementation timelines. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” in this Form 10-K.

Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories ranging from “well-capitalized” to “critically under-capitalized.” Institutions that are “under-capitalized” or lower are subject to certain mandatory supervisory corrective actions. At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. Failure to meet regulatory capital guidelines can result in a bank being required to raise additional capital. An “under-capitalized” bank must develop a capital restoration plan and its parent holding company must guarantee compliance with the plan subject to certain limits. During challenging economic times, the federal banking regulators have actively enforced these provisions.

At December 31, 2015, the Company and the Bank each exceeded the required risk-based capital ratios for classification as “well capitalized” as well as the required minimum leverage ratios for the Bank. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” in this Form 10-K.

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

Deposit Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits, and are subject to deposit insurance assessments designed to tie what banks pay for deposit insurance more closely to the risks they pose. The Dodd-Frank Act required the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. As a result, assessments are now based on a financial institution’s average consolidated total assets less average tangible equity. The rules revised the assessment rate schedule and adopted additional rate schedules that will go into effect when the Deposit Insurance Fund reserve ratio reaches various milestones. The Dodd-Frank Act required the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15 percent to 1.35 percent of insured deposits by 2020 and eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. In October 2010, the FDIC adopted a comprehensive, long-range “restoration” plan for the Deposit Insurance Fund to ensure that the ratio of the fund’s reserves to insured deposits reaches 1.35 percent by 2020, as required by the Dodd-Frank Act. The fund’s designated reserve ratio for 2016 was set at 2.0 percent. The final rule adopts progressively lower assessment rate schedules as the fund reaches specified reserve levels. There can be no assurance that the FDIC will not impose special assessments or increase annual assessments in the future.

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

Other Legislation

Dodd-Frank Wall Street Reform and Consumer Protection Act. As a result of the financial crises beginning in 2008-2009, on July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act has had, and is expected to continue to have, a broad impact on the financial services industry, including significant regulatory and compliance changes and changes to corporate governance matters affecting public companies. Among other provisions, the Dodd-Frank Act (1) created the Consumer Financial Protection Bureau with broad powers to regulate consumer financial products such as credit cards and mortgages, (2) created the Financial Stability Oversight Council (comprised of the Secretary of the Treasury, heads of the federal bank regulatory agencies and the SEC, and certain other officials) to provide oversight of all risks created within the U.S. economy from the activities of financial services companies, (3) has led to new capital requirements from federal banking agencies, (4) placed new limits on electronic debit card interchange fees, and (5) required the SEC and national stock exchanges to adopt significant new corporate governance and executive compensation reforms. As discussed below, many of the law’s provisions have been implemented by rules and regulations of the federal banking agencies, but certain provisions of the law are yet to be implemented. As a result, the full scope and impact of the law on banking institutions generally and on our business and operations cannot be fully determined at this time. However, the Dodd-Frank Act is expected to have a significant impact on our business operations, including increasing the cost of doing business, as its provisions continue to take effect. Some of the provisions of the Dodd-Frank Act that may impact our business are summarized below.

Corporate Governance. The Dodd-Frank Act requires publicly traded companies to provide their shareholders with (1) a non-binding shareholder vote on executive compensation, (2) a non-binding shareholder vote on the frequency of such vote, (3) disclosure of “golden parachute” arrangements in connection with specified change in control transactions, and (4) a non-binding shareholder vote on golden parachute arrangements in connection with these change in control transactions. Except with respect to “smaller reporting companies” and participants in the Troubled Asset Relief Program (“TARP”), the new rules applied to proxy statements relating to annual meetings of shareholders held after January 20, 2011.

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

The Dodd-Frank Act, through a provision known as the Durbin Amendment, required the Federal Reserve to establish standards for interchange fees that are “reasonable and proportional” to the cost of processing the debit card transaction and imposes other requirements on card networks. Under the final rule, effective in October 2011, the maximum permissible interchange fee that a bank may receive is the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction, with an additional upward adjustment of no more than $0.01 per transaction if a bank develops and implements policies and procedures reasonably designed to achieve fraud-prevention standards set by regulation. The Federal Reserve’s regulation on charges for overdraft services and interchange fees on debit card transactions reduces the fee revenues that banks receive from the business of processing debit card transactions. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, the rule could affect the competitiveness of debit cards issued by smaller banks.

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

Effects of Government Monetary Policy

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy for such purposes as curbing inflation and combating recession. Its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. For the past several years since the financial crisis of 2008, the banking industry has opreated in an extremely low interest rate environment relative to historical averages, and the Federal Reserve has pursued highly accommodative monetary measures, including a very low federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities, in an effort to facilitate growth in the U.S. economy and a reduction in levels of unemployment. In December 2015, the Federal Reserve raised the target range for the federal funds rate to 1/4 to 1/2 percent. The Federal Reserve further indicated future policy actions to normalize interest rates will depend upon progress towards its objectives of maximum employment and two percent inflation, although the stance of monetary policy remains accommodative, and, even after employment and inflation are near its objectives, economic conditions may warrant for some time keeping the target federal funds rate below longer-term normal levels. The Federal Reserve also indicated that it intended to continue its policy of holding longer-term agency and Treasury securities at sizeable levels to help maintain accommodative financial conditions.

Statistical Information

All dollar amounts in the following sections, except per common share data, are in thousands of dollars, except where otherwise indicated.

Selected Quarterly Information

The following chart contains data for the prior eight quarters.

YEAR	2015				2014
QUARTER	Fourth	Third	Second	First	Fourth	Third	Second	First
	(in thousands, except per share data)
Interest income	$19,877	$19,450	$18,840	$16,069	$15,466	$15,753	$15,618	$15,191
Interest expense	1,055	1,142	1,144	1,095	1,092	1,181	1,161	1,147
Net interest income	18,822	18,308	17,696	14,972	14,374	14,572	14,458	14,045
Provision for loan loss	520	625	550	—	—	—	—	—
Noninterest income	2,008	1,714	1,627	1,276	1,318	1,197	1,156	1,323
Noninterest expense	11,706	11,182	11,030	11,972	9,798	9,149	9,269	9,512
Net income	5,528	5,325	5,095	2,802	3,631	4,431	4,148	3,832
PER COMMON
SHARE DATA
Earnings per share- (basic)	$0.28	$0.27	$0.26	$0.16	$0.20	$0.25	$0.23	$0.22
Earnings per share- (diluted)	$0.28	$0.27	$0.26	$0.16	$0.20	$0.25	$0.23	$0.21
Regular cash dividends	$0.11	$0.11	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10
Special cash dividends	NA	NA	NA	NA	$0.05	$0.03	$0.11	$0.10
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,598,484	19,591,666	19,562,363	18,232,076	17,717,270	17,749,217	17,889,562	17,897,593
Diluted	19,765,852	19,816,770	19,788,885	18,444,971	17,939,752	17,970,458	18,119,412	18,126,188

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

INVESTMENT PORTFOLIO

ESTIMATED FAIR VALUE

	December 31,
	2015	2014	2013
	(dollars in thousands)
Obligations of U.S. government agencies	$44,623	$39,185	$30,847
Obligations of states and political subdivisions	97,151	83,981	78,795
Private label mortgage-backed securities	2,789	3,816	5,314
Mortgage-backed securities	185,370	205,390	223,720
SBA pools	35,772	19,574	8,710
Corporate securities	893	—	—

Total	$366,598	$351,946	$347,386

The following chart presents the fair value of each investment category by maturity date and includes a weighted average yield for each period. Mortgage-backed and private label mortgage-backed securities have been classified based on their December 31, 2015, projected average lives.

SECURITIES AVAILABLE-FOR-SALE

	December 31, 2015
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Obligations of U.S. government agencies	$1,997	1.61%	$12,626	1.78%	$30,000	2.45%	$—	—
Obligations of states and political subdivisions	1,491	3.07%	47,824	3.07%	46,192	2.64%	1,644	2.45%
Private label mortgage-backed securities	—	—	2,352	5.54%	437	4.64%	—	—
Mortgage-backed securities	10,131	1.76%	148,859	2.59%	25,114	2.60%	1,266	3.82%
SBA variable rate pools	—	—	26,976	1.17%	8,796	1.91%	—	—
Corporate securities	893	1.87%	—	—	—	—	—	—

Total	$14,512	1.88%	$238,637	2.51%	$110,539	2.53%	$2,910	3.04%

Loan Portfolio

The following table contains period-end information related to the Company’s loan portfolio for each of the five years ended December 31, 2015.

LOAN PORTFOLIO

	December 31,
	2015	2014	2013	2012	2011
Commercial and other loans	$508,556	$408,011	$391,229	$326,716	$274,156
Real estate loans	785,737	560,171	500,752	461,240	478,466
Construction loans	108,368	73,967	98,910	79,720	63,638
Consumer loans	3,351	3,862	3,878	3,581	4,569

	1,406,012	1,046,011	994,769	871,257	820,829
Deferred loan origination fees, net	(1,530)	(990)	(924)	(841)	(677)

	1,404,482	1,045,021	993,845	870,416	820,152
Allowance for loan losses	(17,301)	(15,637)	(15,917)	(16,345)	(14,941)

	$1,387,181	$1,029,384	$977,928	$854,071	$805,211

The following table presents loan portfolio information by loan category related to maturity and repricing sensitivity. Variable rate loans are fully floating and can adjust at any time. Adjustable rate loans are fixed for a certain time period, but will adjust at a point in the future, prior to maturity. Variable and adjustable rate loans are included in the time frame in which the interest rate on the loan could be first adjusted. At December 31, 2015, the Company had approximately $59,830 of variable rate loans at their floors and $420,889 of adjustable rate loans at their floors that are included in the analysis below. These loans are included in the category of their next available repricing date.

MATURITY AND REPRICING DATA FOR LOANS

	December 31, 2015
	Commercial
	and Other	Real Estate	Construction	Consumer	Total
		(dollars in thousands)
Three months or less	$95,662	$63,237	$62,633	$2,579	$224,111
Over three months through 12 months	7,559	35,886	25,334	9	68,788
Over 1 year through 3 years	45,797	249,577	18,115	127	313,616
Over 3 years through 5 years	60,656	282,299	2,044	180	345,179
Over 5 years through 15 years	298,882	151,460	242	456	451,040
Thereafter	—	3,278	—	—	3,278

Total loans	$508,556	$785,737	$108,368	$3,351	$1,406,012

Loan Concentrations

At December 31, 2015, loans to dental professionals totaled $340,162 and represented approximately 24.19% of outstanding loans. Approximately 63.59% of the Company’s loans were secured by real estate at December 31, 2015.

Nonperforming Assets

The following table presents period-end nonperforming loans and assets for the years ended December 31, 2015, 2014, 2013, 2012 and 2011:

NONPERFORMING ASSETS

	December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Nonaccrual loans	$5,509	$2,695	$5,343	$9,361	$26,594
90 or more days past due and still accruing	—	—	—	—	—

Total nonperforming loans	5,509	2,695	5,343	9,361	26,594
Government guarantees	(2,790)	(706)	(735)	(905)	(495)

Net nonperforming loans	2,719	1,989	4,608	8,456	26,099
Other real estate owned	11,747	13,374	16,355	17,972	11,000

Total nonperforming assets	$14,466	$15,363	$20,963	$26,428	$37,099

Nonperforming assets as a percentage of total assets	0.76%	1.02%	1.45%	1.92%	2.92%

If interest on nonaccrual loans had been accrued, such income would have been approximately $194, $100, $421, $708 and $1,934, respectively, for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.

Allowance for Loan Losses

The following chart presents information about the Company’s allowance for loan losses. Management and the Board of Directors evaluate the allowance monthly and consider the amount to be adequate to absorb possible loan losses.

ALLOWANCE FOR LOAN LOSSES

	December 31,
	2015	2014	2013	2012	2011
		(dollars in thousands)
Balance at beginning of year	$15,637	$15,917	$16,345	$14,941	$16,570
Charges to the allowance
Commercial and other loans	(630)	(610)	(1,658)	(1,401)	(1,403)
Real estate loans	(61)	(58)	(407)	(1,190)	(5,555)
Construction loans	—	(155)	—	(1,054)	(8,792)
Consumer loans	(9)	(12)	(23)	(19)	(54)

Total charges to the allowance	(700)	(835)	(2,088)	(3,664)	(15,804)
Recoveries against the allowance
Commercial and other loans	562	348	982	1,917	581
Real estate loans	76	186	360	55	176
Construction loans	16	16	60	1,188	498
Consumer loans	15	5	8	8	20

Total recoveries against the allowance	669	555	1,410	3,168	1,275

Provisions	1,695	—	250	1,900	12,900

Balance at end of the year	$17,301	$15,637	$15,917	$16,345	$14,941

Net charge offs as a percentage of total average loans	0.00%	0.03%	0.70%	0.06%	1.74%
Allowance for loan losses as a percentage of gross loans	1.23%	1.49%	1.60%	1.88%	1.82%

The following table sets forth the allowance for loan losses allocated by loan type:

	December 31,
	2015		2014		2013		2012		2011
	(dollars in thousands)
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial and other loans	$6,349	36.20%	$5,733	39.00%	$5,113	39.30%	$3,846	37.50%	$2,776	33.50%
Real estate loans	8,297	55.90%	7,494	53.50%	7,668	50.40%	9,456	53.00%	8,267	58.20%
Construction loans	1,258	7.70%	1,077	7.10%	1,493	10.00%	1,987	9.10%	2,104	7.70%
Consumer loans	46	0.20%	54	0.40%	68	0.30%	70	0.40%	87	0.60%
Unallocated	1,351	N/A	1,279	N/A	1,575	N/A	986	N/A	1,707	N/A

Allowance for loan losses	$17,301	100.00%	$15,637	100.00%	$15,917	100.00%	$16,345	100.00%	$14,941	100.00%

During 2015, the Company recorded loan losses provision of $1,695. The Company did not record any provision for loan losses in 2014. At December 31, 2015, the Company’s recorded investment in impaired loans, net of government guarantees, was $7,527, with a specific allowance of $175 provided for in the ending allowance for loan losses. See Note 5 in the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding the Company’s allowance for loan losses.

While the Company saw improvement with regard to the overall credit quality of the loan portfolio in 2015, management cannot predict the level of the provision for loan losses, the level of the allowance for loan losses, or the level of nonperforming assets in future quarters as a result of continuing uncertain economic conditions. At December 31, 2015, and as shown above, the Company’s unallocated reserves were $1,351 or 7.81% of the total allowance for loan losses at year-end. Management believes that the allowance for loan losses at December 31, 2015, was adequate and that this level of unallocated reserves was prudent in light of the economic conditions and uncertainty that exists in the Northwest markets that the Company serves and the concentration in loans to dental professionals. See Note 6 in the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding the dental loan portfolio.

Deposits

Average balances and average rates paid by category of deposit are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K. The chart below details period-end information related to the Company’s time deposits at December 31, 2015. The Company did not have any foreign deposits at December 31, 2015. Variable rate deposits are listed by first repricing opportunity.

TIME DEPOSITS

	December 31, 2015
	Time of $100 or more	Time of less than $100	Total Time
	(dollars in thousands)
<3 Months	$57,875	$3,149	$61,024
3-6 Months	10,777	2,351	13,128
6-12 Months	13,374	2,581	15,955
>12 Months	45,749	2,747	48,496

	$127,775	$10,828	$138,603

Percentage of time deposits to total deposits	8.00%	0.68%	8.68%

Borrowings

The Company uses short-term borrowings to fund fluctuations in deposits and loan demand. The Bank has access to both secured and unsecured overnight borrowing lines. The secured borrowing lines are collateralized by loans. At December 31, 2015, the Company had secured borrowing lines with the Federal Home Loan Bank of Des Moines (the “FHLB”) and the Federal Reserve Bank of San Francisco (the “FRB”). At December 31, 2015, the FHLB borrowing line was limited by the amount of collateral pledged, which limited total borrowings to $422,362. The borrowing line with the FRB is limited by the value of discounted collateral pledged, which at December 31, 2015, was $76,912. At December 31, 2015, the Company also had unsecured borrowing lines with various correspondent banks totaling $129,000. At December 31, 2015, the Company had $0 in overnight borrowings outstanding on its unsecured borrowing lines. At December 31, 2015, there was $550,774 available on secured and unsecured borrowing lines with the FHLB, the FRB, and various correspondent banks.

SHORT-TERM BORROWINGS

	December 31,
	2015	2014	2013
	(dollars in thousands)
Federal funds purchased, FHLB cash management advance, FRB, & short-term advances
Average interest rate
At year end	0.34%	0.48%	0.25%
For the year	0.18%	0.40%	0.32%
Average amount outstanding for the year	$129,665	$121,016	$124,671
Maximum amount outstanding at any month-end	$117,000	$168,500	$158,740
Amount outstanding at year-end	$47,000	$68,500	$124,150

In addition to the Company’s $47,000 in short-term borrowings outstanding at December, 31, 2015 the Company had $30,500 in long term FHLB borrowing, for a total of $77,500. The combined short and long-term borrowings had a weighted average interest rate of 1.07% and a remaining average maturity of approximately 1.25 years. More information on the Company’s long-term borrowings can be found in Note 12 in the Notes to Consolidated Financial Statements in this Form 10-K.

The Company’s other long-term borrowings consisted of $8,248 in junior subordinated debentures originated on November 28, 2005, and due on January 7, 2036. The interest rate on the debentures was 6.27% until January 2012 after which it was converted to a floating rate of three-month LIBOR plus 135 basis points. In April 2013, the Company entered into a swap agreement with a third party, which fixed the rate on its $8,000 of trust preferred securities at 2.73% for seven years.

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

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. Refer to “Supervision and Regulation” in Item 1 of Part I of this Form 10-K for discussion of certain of these measures. In response to the adverse financial and economic developments that have, since 2008, impacted the U.S. and global economies and financial markets, and presented challenges for the banking and financial services industry and for our Company, various significant economic and monetary stimulus measures were implemented by the U.S. Congress. The Federal Reserve has pursued a highly accommodative monetary policy aimed at keeping interest rates at historically low levels although the Federal Reserve has begun to taper down certain aspects of this policy. See “— Fluctuating interest rates could adversely affect our profitability”. It cannot be predicted whether these or other U.S. governmental actions will result in lasting improvement in financial and economic conditions affecting the U.S. banking industry and the U.S. economy. It also cannot be predicted whether and to what extent the efforts of the U.S. government to combat the mixed economic conditions will continue. If, notwithstanding the government’s fiscal and monetary measures, the U.S. economy were to deteriorate, or its recovery were to slow, this would present significant challenges for the U.S. banking and financial services industry and for our Company.

The challenges to the level of economic activity in the U.S., and, therefore, to the banking industry, have also been exacerbated at times in recent years by extensive political disagreements regarding the statutory debt limit on U.S. federal government obligations and measures to address the substantial federal deficits. Following enactment of federal legislation in August 2011 which averted a default by the U.S. federal government on its sovereign obligations by raising the statutory debt limit and which established a process whereby cuts in federal spending may be accomplished, Standard & Poor’s Ratings Services (“Standard & Poor’s”) lowered its long-term sovereign credit rating on the U.S. to “AA+” from “AAA” while affirming its highest rating on short-term U.S. obligations. Standard & Poor’s also stated at the time that its outlook on the long-term rating remained negative; however, in June 2013, Standard & Poor’s revised its outlook on the U.S. credit rating to stable from negative. At the present time, both Fitch Ratings and Moody’s have reaffirmed the U.S.’s “AAA” credit rating and have stated that their outlooks on the long-term ratings continue to be stable. In the fourth quarter of 2015, Republican Congressional leaders and the Administration reached an agreement to modestly increase federal spending over the next two years, reduce spending on some social programs, and to raise the federal borrowing limit. After further negotiations between the Congress and the Administration, the President signed into law a compromise spending measure generally consistent with the initial compromise agreement. There can be no assurance that the earlier political disagreements regarding the federal budget and the substantial federal deficits will not occur again in the future. Any such future disagreements, if not resolved, could result in further downgrades by the rating agencies with respect to the obligations of the U.S. federal government. Any such further downgrades could increase over time the U.S. federal government’s cost of borrowing which may worsen its fiscal challenges, as well as generating upward pressure on interest rates generally in the U.S. which could, in turn, have adverse consequences for borrowers and the level of business activity.

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

As is the case with many banks, our profitability is dependent to a large extent upon our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect, and has in past years, impacted, our net interest margin, and, in turn, our profitability. This impact could result in a decrease in our interest income relative to interest expense. Increases in interest rates may also adversely impact the value of our securities investment portfolio. At December 31, 2015, our balance sheet was liability sensitive, and an increase in interest rates could cause our net interest margin and our net interest income to decline. Since the financial crisis of

2008, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the Federal Reserve has pursued highly accommodative monetary policies (including a very low Federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities) in an effort to facilitate growth in the U.S. economy and a reduction in levels of unemployment. This environment has placed downward pressure on the net interest margins of U.S. banks, including the Bank. In December 2015, the Federal Reserve raised the target range for the federal funds rate from 1/4 to 1/2 percent. The Federal Reserve further indicated future policy actions to normalize interest rates will depend upon progress towards its objectives of maximum employment and two percent inflation, although the stance of monetary policy remains accommodative, and, even after employment and inflation are near its objectives, economic conditions may warrant for some time keeping the target federal funds rate below longer-term normal levels. The Federal Reserve also indicated that it intended to continue its policy of holding longer-term agency and Treasury securities at sizeable levels to help maintain accommodative financial conditions. The degree to which the Federal Reserve will continue its accommodative monetary policies, and the timing of any easing of those policies, will depend upon the Federal Reserve’s judgments regarding labor market conditions and the overall economic outlook, and are, therefore, subject to continuing uncertainty.

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

We have a high degree of concentration in loans secured by real estate (see Note 5 in the Notes to Consolidated Financial Statements included in this Form 10-K). Further deterioration in the local economies we serve could have a material adverse effect on our business, financial condition and results of operations due to a weakening of our borrowers’ ability to repay these loans, higher default rates, and a decline in the value of the collateral securing these loans. In light of the continuing effects of the economic downturn, real estate values have been adversely affected. As we have experienced, significant declines in real estate collateral can occur quite suddenly as new appraisals are performed in the normal course of monitoring the credit quality of the loan. Significant declines in the value of real estate collateral due to new appraisals can occur due to declines in the real estate market, changes in methodology applied by the appraiser, and/or using a different appraiser than was used for the prior appraisal. Our ability to recover on these loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining real estate values which increases the likelihood we will suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the allowance for loan losses. This, in turn, could require material increases in our allowance for loan losses and adversely affects our financial condition and results of operations, perhaps materially.

We have a significant concentration in loans to dental professionals, and loan concentrations within one industry may create additional risk.

Bank regulatory authorities and investors generally view significant loan concentrations within any particular industry as carrying higher inherent risk than a loan portfolio without any significant concentration in one industry. We have a significant concentration of loans to dental professionals which represented 24.19% in principal amount of our total loan portfolio at December 31, 2015 (see Note 5 in the Notes to Consolidated Financial Statements included in this Form 10-K). While we apply credit practices which we believe to be prudent to these loans as well as all the other loans in our portfolio, due to our concentration in dental lending, we are exposed to the general risks of industry concentration, which include adverse market factors impacting that industry alone or disproportionately to other industries. In addition, bank regulatory authorities may in the future require us to limit additional lending in the dental industry if they have concerns that our concentration in that industry creates significant risks, which in turn could limit our ability to pursue new loans in an area where we believe we currently have a competitive advantage.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2015, our nonperforming loans (which include all nonaccrual loans, net of government guarantees) were 0.19% of the loan portfolio. At December 31, 2015, our nonperforming assets (which include foreclosed real estate) were 0.76% of total assets. Nonperforming loans and assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur losses relating to nonperforming assets. We generally do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, less estimated selling expenses, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors which can be detrimental to the performance of their other responsibilities. Any significant future increase in nonperforming assets could have a material adverse effect on our business, financial condition and results of operations.

We may not have the ability to continue paying dividends on our common stock at current or historic levels.

On January 20, 2016, we announced a quarterly cash dividend of $0.11 per share, payable to shareholders on February 16, 2016. For the year ended December 31, 2015, the Company paid $0.42 per share in dividends and has historically declared dividends quarterly. Our ability to pay dividends on our common stock depends on a variety of factors. It is possible in the future that we may not be able to continue paying quarterly dividends commensurate with historic levels, if at all. As a holding company, a substantial portion of our cash flow typically comes from dividends our bank subsidiary pays to us. Cash dividends will depend on sufficient earnings to support them and adherence to bank regulatory requirements. If the Bank is not able to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations and prospects.

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

In addition, as a condition to membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2015, we had stock in the FHLB totaling $5,208. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. As of December 31, 2015, we did not recognize an impairment charge related to our FHLB stock holdings. Future negative changes to the financial condition of the FHLB could require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our reported earnings.

At December 31, 2015, we had $39,255 of goodwill on our balance sheet. In accordance with GAAP, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of qualitative and quantitative factors, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant entity-specific events. The last impairment test was performed at December 31, 2015. At December 31, 2015, we did not recognize an impairment charge related to our goodwill. Future evaluations of goodwill may result in findings of impairment and write-downs, which would impact our operating results and could be material.

We face strong competition from financial services companies and other companies that offer financial services.

Our three major markets are in Oregon and Washington. The banking and financial services businesses in our market area are highly competitive, and increased competition may adversely impact the level of our loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. These competitors include national banks, foreign banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. We have also seen an increase in competition relative to our national dental lending program. If we are unable to attract and retain banking customers, we may be unable to develop loan growth or maintain our current level of deposits, which could adversely affect our business, financial condition and results of operations.

A failure in our operational systems or infrastructure, or those of third-parties, could impair our liquidity, disrupt our businesses, result in the unauthorized disclosure of confidential information, damage our reputation and cause financial losses.

We are dependent on third-parties and their ability to process and monitor, on a daily basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets. These transactions, as well as the information technology services we provide to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Due to the breadth of our client base and our geographical reach, developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as electrical, internet or telecommunications outages, a spike in transaction volume, a cybersecurity attack or other unforeseen catastrophic events, which may adversely affect our ability to process these transactions or provide services.

In addition, our operations rely on the secure processing, storage, transmission and reporting of personal, confidential and other sensitive information or data on our computer systems, networks and business applications. Although we take numerous protective measures to maintain the confidentiality, integrity and availability of our and our clients’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to breaches, unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cybersecurity attacks and other events that could have an adverse security impact and significant negative consequences to us. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third-parties, such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or the threats may originate from within our organization. These events could result in litigation or financial losses that are either not insured against or not fully covered by insurance, regulatory consequences or reputational harm, any of which could harm our competitive position, operating results and financial condition. These types of incidents can remain undetected for extended periods of time, thereby increasing the associated risks. We may also be required to expend significant resources to modify our protective measures or to investigate and remediate vulnerabilities or exposures arising from cybersecurity risks.

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

Other financial institutions have been the target of various denial-of-service or other cyberattacks as part of what appears to be a coordinated effort to disrupt the operations of financial institutions and potentially test their cybersecurity in advance of future and more advanced cyberattacks. These denial-of-service attacks require substantial resources to defend, and may affect customer satisfaction and behavior. In addition, there have been increasing efforts on the part of third parties to breach data security at financial institutions as well as the other types of companies, such as large retailers, or with respect to financial transactions, including through the use of social engineering schemes such as “phishing”. The ability of our customers to bank remotely, including online and through mobile devices, requires secure transmissions of confidential information and increase the risk of data security breaches which would expose us to financial claims by customers or others and which could adversely affect our reputation. Even if cyberattacks and similar tactics are not directed specifically at the Bank, such attacks on other large financial institutions could disrupt the overall functioning of the financial systems and undermine consumer confidence in banks generally, to the detriment of other financial institutions, including the Bank.

In March of 2015, the Federal bank regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyberattack involving destructive malware. A financial institution is also expected to develop appropriate processes that enable recovery of data and business operations and that address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyberattack. Although these regulatory statements state that they do not contain any new regulatory expectations, we are continuing to evaluate them, as they do indicate that the regulators regard cybersecurity to be a matter of great importance for U.S. financial institutions. A financial institution which fails to observe the regulatory guidance could be subject to various regulatory sanctions, including financial sanctions.

In July of 2015, the Federal bank regulators announced the issuance of a cybersecurity assessment tool, the output of which can assist a financial institution’s senior management and board of directors in assessing the institution’s cybersecurity risk and preparedness. The first part of the assessment tool is the inherent risk profile, which aims to assist management in determining an institution’s level of cybersecurity risk. The second part of the assessment tool is cybersecurity maturity, which is designed to help management assess whether their controls provide the desired level of preparedness. The Federal bank regulators plan to utilize the assessment tool as part of their examination process when evaluating financial institutions’ cybersecurity preparedness in information technology and safety and soundness examinations and inspections. Failure to effectively utilize this tool could result in regulatory criticism. Significant resources may be required to adequately implement the tool and address any assessment concerns regarding preparedness. We are evaluating the impact of this assessment tool.

To date we have not experienced any material losses relating to a cybersecurity incident or other information security breaches, but there can be no assurance that we will not suffer such losses or information security breaches in the future. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our clients’ or other third-parties’, operations which could result in damage to our reputation, substantial costs, regulatory penalties and/or client dissatisfaction or loss. Potential costs of a cybersecurity incident may include, but would not be limited to, remediation costs, increased protection costs, lost revenue from the unauthorized use of proprietary information or the loss of current and/or future customers, and litigation.

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

The principal properties of the Company are comprised of the banking facilities owned by the Bank. At December 31, 2015 the Bank operated 15 full-service facilities and three loan production offices. The Bank owns a total of eight buildings and, with the exception of two of those buildings, owns the land on which these buildings are situated. Significant properties owned by the Bank are as follows:

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

The Bank leases facilities for branch offices in Eugene, Oregon, Portland, Oregon, Seattle, Washington, Bellevue, Washington, and Vancouver, Washington. The Company also leases facilities for a loan production office in Tacoma, Washington. In addition, the Company leases a portion of an adjoining building to the High Street office in Eugene, Oregon for administrative and training functions. Management considers all owned and leased facilities adequate for current use.

ITEM 3	Legal Proceedings

On August 23, 2013, a putative class action lawsuit (“Class Action”) was filed in the Circuit Court of the State of Oregon for the County of Multnomah on behalf of individuals who placed money with Berjac of Oregon and Berjac of Portland (collectively, “Berjac”). The Berjac entities merged and the surviving company, Berjac of Oregon, is currently in Chapter 7 bankruptcy. The Class Action complaint, which has been amended several times, currently asserts three claims against Pacific Continental Bank, Fred “Jack” W. Holcomb, Holcomb Family Limited Partnership, Jones & Roth, P.C., and Umpqua Bank, as defendants. The lawsuit asserts that Pacific Continental Bank is jointly and severally liable for materially aiding or participating in Berjac’s sales of securities in violation of the Oregon Securities Law. Claimants seek the return of the money placed with Berjac of Oregon and Berjac of Portland, plus interest, and costs and attorneys’ fees. The current version of the complaint seeks $44 million in damages from all defendants.

After a lengthy proceeding to determine whether jurisdiction over the Class Action is properly in the state or federal court, on January 14, 2015, the federal court ruled that jurisdiction is properly in the state court. The Class Action is now pending in the Circuit Court of the State of Oregon for the County of Multnomah. Pacific Continental Bank and the other defendants filed motions to dismiss. The court declined to dismiss the claims against Pacific Continental Bank and the other defendants other than Jones & Roth, P.C. Plaintiffs have sought leave to reassert their claims against Jones & Roth, P.C.

On August 28, 2014, the court-appointed bankruptcy trustee for Berjac of Oregon filed an adversary complaint (Trustee’s Lawsuit) in the U.S. Bankruptcy Court for the District of Oregon alleging that the Company, the Bank, Umpqua Bank, Century Bank and Summit Bank provided lines of credit that enabled continuation of the alleged Ponzi scheme operated by Berjac of Oregon and the two partners of the pre-existing Berjac general partnerships, Michael Holcomb and Gary Holcomb. Pacific Continental Corporation acquired Century Bank on February 1, 2013. The Trustee’s Lawsuit was transferred from the U.S. Bankruptcy Court to the U.S. District Court for the District of Oregon (Eugene Division), where it is currently pending.

In addition to seeking an award of punitive damages, the trustee is asserting fraudulent transfer law and unjust enrichment in an effort to recover payments made by Berjac to Century Bank and Pacific Continental Bank. Among other claims for relief, the trustee is seeking the disgorgement of monies advanced to the Holcomb Family Limited Partnership by Century Bank and returned to the estate by court order following the post-petition cash collateral hearing, and of monies received by Pacific Continental Bank from the proceeds of the sale of stock held by the Holcomb Family Limited Partnership and securing one of the lines of credit previously held by Century Bank. The trustee also asserts a claim for alleged aiding and abetting of breaches of duties owed to Berjac. The complaint in the Trustee’s Lawsuit indicates the range of damages sought by the trustee which include, among other claims for relief, an award of punitive damages not to exceed $10 million, recovery of payments associated with allegedly fraudulent transfers totaling up to approximately $55.3 million, including up to $20.7 million from Century Bank and up to $7.7 million from Pacific Continental Bank. On September 4, 2015, the Company’s and the Bank’s joint motion to dismiss was granted, in part, by the U.S. District Court for the District of Oregon. All claims against the Company and six of the eight claims against the Bank were dismissed, but the trustee was allowed to amend the complaint and the claims against the Company and the Bank in certain respects. The trustee filed a Second Amended Complaint on October 16, 2015, reasserting the claims against the Company and the Bank. The trustee also filed a motion asking the court to reconsider three of its rulings dismissing certain claims against the Bank, and that motion is pending. On November 16, 2015, the court stayed all deadlines in the Trustee’s Lawsuit and all parties were ordered to participate in a judicial settlement conference. The judicial settlement conference is ongoing.

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

Market Information and Shareholders

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “PCBK”. At February 29, 2016, the Company had 19,604,780 shares of common stock outstanding held by approximately 4,501 beneficial shareholders.

The high, low and closing sales prices (based on daily closing price) for the last eight quarters are shown in the table below.

YEAR	2015				2014
QUARTER	Fourth	Third	Second	First	Fourth	Third	Second	First
Market value:
High	$16.11	$13.63	$13.95	$13.81	$14.48	$14.18	$14.81	$16.02
Low	13.10	12.63	12.74	12.64	12.83	12.85	13.07	13.32
Close	14.88	13.31	13.53	13.22	14.18	12.85	13.73	13.76

Dividends

The Company has generally paid cash dividends on a quarterly basis. Cash dividends, when and if declared, are typically declared and announced simultaneously with the Company’s quarterly earnings releases in January, April, July, and October each year with dividends, if any, to be paid in February, May, August, and November. The Board of Directors considers the dividend amount quarterly and takes a broad perspective in its dividend deliberations, including a review of recent operating performance, capital levels, and concentrations of loans as a percentage of capital, as well as growth projections. The Board also considers dividend payout ratios, dividend yield, and other financial metrics in setting the quarterly dividend. Regulatory authorities may prohibit the Company from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Current guidance from the Federal Reserve provides, among other things, that dividends per share generally should not exceed earnings per share, measured over the previous four fiscal quarters.

YEAR	2015				2014
QUARTER	Fourth	Third	Second	First	Fourth	Third	Second	First
Regular cash dividend	$0.11	$0.11	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10
Special cash dividend	—	—	—	—	0.05	0.03	0.11	0.10

Total dividend	$0.11	$0.11	$0.10	$0.10	$0.15	$0.13	$0.21	$0.20

Dividend payout ratio	39.29%	40.74%	38.46%	62.50%	60.00%	56.52%	100.00%	100.00%

Equity Compensation Plan Information

	Year Ended December 31, 2015
	Number of shares to be		Number of shares remaining
	issued upon exercise of	Weighted-average exercise	available for future issuance
	outstanding options, warrants and rights (2)	price of outstanding options, warrants and rights (2) (3)	under equity compensation plans(2)
Equity compensation plans approved by security holders(1)	889,717	$14.29	361,245
Equity compensation plans not approved by security holders	—	—	—

Total	889,717	$14.29	361,245

(1)	Under the Company’s respective equity compensation plans, the Company may grant incentive stock options and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to its employees and directors; however, only employees may receive incentive stock options.
(2)	Amounts have been adjusted to reflect subsequent stock splits and stock dividends.
(3)	Weighted average exercise price is based on equity grants which have an exercise price.

Share Repurchase Plan

On July 27, 2015, the Company adopted a repurchase plan providing for authority to purchase up to five percent of the Company’s outstanding shares. There were no shares repurchased under the plan during the twelve months ended December 31, 2015.

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

	Period Ended
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Pacific Continental Corporation	100.00	88.96	101.21	176.01	164.42	178.03
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
SNL Bank $1B-$5B	100.00	91.20	112.45	163.52	170.98	191.39

The above graph and following table compares the total cumulative shareholder return on the Company’s Common Stock, based on reinvestment of all dividends, to the cumulative total returns of the Russell 2000 Index and SNL Securities $1 Billion to $5 Billion Bank Asset Size Index. The graph assumes $100 invested on December 31, 20010, in the Company’s Common Stock and each of the indices.

ITEM 6	Selected Financial Data

Selected financial data for the past five years is shown in the table below. (Dollars in thousands, except for per share data)

	For the year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Net interest income	$69,800	$57,448	$56,139	$50,076	$51,169
Provision for loan losses	1,695	—	250	1,900	12,900
Noninterest income	6,625	4,995	5,826	5,741	5,866
Noninterest expense	45,890	37,729	40,732	35,105	37,076
Income tax expense	10,089	8,672	7,216	6,159	1,718
Net income	18,751	16,042	13,767	12,653	5,341
Cash dividends	8,041	12,308	13,050	5,588	1,842
Per common share data
Net income:
Basic	$0.97	$0.90	$0.77	$0.70	$0.29
Diluted	0.97	0.89	0.76	0.69	0.29
Regular cash dividends	$0.420	$0.40	$0.36	$0.24	$0.10
Special cash dividends	—	0.29	0.37	0.07	—

Total dividends	$0.42	$0.69	$0.73	$0.31	$0.10
Book value	$11.15	$10.39	$10.01	$10.28	$9.70
Tangible book value(1)	8.94	9.07	8.69	9.05	8.50
Market value, end of year	14.88	14.18	15.94	9.73	8.85
At year end
Assets	$1,909,478	$1,504,325	$1,449,726	$1,373,487	$1,270,232
Gross loans (2)	1,404,482	1,045,021	993,845	870,416	820,152
Allowance for loan losses	(17,301)	(15,637)	(15,917)	(16,345)	(14,941)
Available-for-sale securities	366,598	351,946	347,386	389,885	346,542
Core deposits (3)	1,533,942	1,110,861	990,315	938,629	885,843
Total deposits	1,597,093	1,209,093	1,090,981	1,046,154	965,254
Shareholders’ equity	218,491	184,161	179,184	183,381	178,866
Tangible equity (1)	175,332	160,666	155,568	161,350	156,631
Average for the year
Assets	$1,782,832	$1,477,060	$1,433,213	$1,317,094	$1,226,715
Earning assets	1,645,875	1,362,157	1,312,660	1,204,289	1,124,948
Gross loans (2)	1,270,129	1,025,889	959,873	832,787	833,643
Allowance for loan losses	(16,142)	(15,707)	(16,492)	(16,132)	(15,728)
Available-for-sale securities	378,747	348,049	365,889	384,810	304,424
Core deposits (3)	1,406,168	1,031,140	967,592	877,256	879,779
Total deposits	1,475,815	1,132,428	1,074,166	972,854	945,187
Interest-paying liabilities	1,049,248	913,018	912,022	833,680	781,925
Shareholders’ equity	208,500	181,762	180,857	181,475	177,256
Financial ratios
Return on average:
Assets	1.05%	1.09%	0.96%	0.96%	0.44%
Equity	8.99%	8.83%	7.61%	6.97%	3.01%
Tangible equity (1)	11.14%	10.14%	8.75%	7.94%	3.45%
Avg shareholders’ equity / avg assets	11.69%	12.31%	12.62%	13.78%	14.45%
Dividend payout ratio	43.30%	77.53%	96.05%	44.93%	34.48%
Regulatory Capital
Tier I capital (to leverage assets)	9.93%	11.33%	11.49%	12.33%	13.09%
Common equity tier I capital (to risk weighted assets)(4)	10.97%	NA	NA	NA	NA
Tier I capital (to risk weighted assets)	11.47%	14.48%	14.90%	16.90%	17.97%
Total capital (to risk weighted assets)	12.58%	15.73%	16.15%	18.15%	19.22%

(1)	Tangible book value per share and tangible equity exclude goodwill and core deposit intangibles related to acquisitions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” -“Results of Operations Overview” in this Form 10-K for a reconciliation of non-GAAP financial measures.
(2)	Outstanding loans include loans held for sale and net deferred fees.
(3)	Core deposits include all demand, interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.
(4)	The Common equity Tier I capital ratio was established under the Basel Committee’s final rules. See “Management’s

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

HIGHLIGHTS

	2015	2014	% Change 2015 vs. 2014	2013	% Change 2014 vs. 2013
	(in thousands, except per share data)
Net income	$18,751	$16,042	16.89%	$13,767	16.53%
Operating revenue (1)	76,425	62,443	22.39%	61,965	0.77%
Earnings per share
Basic	$0.97	$0.90	7.78%	$0.77	16.88%
Diluted	$0.97	$0.89	8.99%	$0.76	17.11%
Assets, period-end	$1,909,478	$1,504,325	26.93%	$1,449,726	3.77%
Gross loans, period-end (2)	1,406,012	1,046,011	34.42%	994,769	5.15%
Core deposits, period-end (3)	1,533,942	1,110,861	38.09%	990,315	12.17%
Deposits, period-end	1,597,093	1,209,093	32.09%	1,090,981	10.83%
Return on average assets	1.05%	1.09%		0.96%
Return on average equity	8.99%	8.83%		7.61%
Return on average tangible equity (4)	11.14%	10.14%		8.75%
Avg shareholders’ equity / avg assets	11.69%	12.31%		12.62%
Dividend payout ratio	43.30%	77.53%		96.05%
Net interest margin (5)	4.34%	4.30%		4.37%
Efficiency ratio	59.22%	59.41%		65.73%

(1)	Operating revenue is defined as net interest income plus noninterest income.
(2)	Excludes net deferred fees and allowance for loan losses.
(3)	Defined by the Company as demand, interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.
(4)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.
(5)	Presentation of net interest margin for all periods reported has been adjusted to a tax- equivalent basis using a 35% tax rate.

Results of Operations—Overview

The Company recorded net income of $18,751 for the year ended 2015, an improvement of $2,709 or 16.89% over the prior year. The results for 2015 and 2014 included $1,836 and $470, respectively, in merger-related expenses associated with the acquisition of Capital Pacific Bank. Improvement in 2015 net income over 2014 was due to increased revenues, specifically net interest income. A portion of the improvement in net interest income was offset by increased loan loss provision, higher noninterest expenses, primarily personnel expense, and merger-related expenses. The Company recorded $1,695 in provision for loan losses in 2015 compared to no provision in 2014. This increase was primarily due to a high level of growth in organic loans as the Bank’s credit quality indicators all improved from 2014 to 2015.

The Company recorded net income of $16,042 for the year ended 2014, an improvement of $2,275 or 16.53% over the prior year. The results for 2014 and 2013 included $470 and $1,246, respectively, in merger-related expenses associated with the acquisition of Capital Pacific Bancorp and the February 2013 Century Bank acquisition. Improvement in 2014 net income over 2013 was due to increased revenues, specifically net interest income, lower provision for loan losses and a decline in noninterest expense. The increase in net interest income was attributable to an increase in organic loans and improvement in the yield on the securities portfolio. The Company made no provision for loan losses in 2014 compared to $250 in 2013. This decline was primarily due to reductions in classified assets and nonperforming loans. Net income also benefitted from a decline of $3,003 in noninterest expense, primarily due to reductions in the following categories of expense: 1) business development; 2) bankcard processing; 3) other real estate; 4) merger-related; and 5) the other expense category. A portion of the decline in these expense categories was offset by an increase of $1,435 or 6.49% in salaries and employee benefits.

Year-end assets at December 31, 2015, were $1,909,478, up $405,153 or 26.93% from December 31, 2014, asset totals. Growth in assets was primarily due to an increase in outstanding gross loans of $360,001, which included $203,406 of loans acquired in the Capital Pacific Bank acquisition. Total assets also grew $19,664 due to the goodwill and core deposit intangible associated with the Capital Pacific Bank acquisition. The Company experienced a typical seasonal core deposit pattern in 2015 with deposit outflows occurring during the first half of the year followed by growth in core deposits during the second half of the year. Outstanding core deposits were $1,533,942 at December 31, 2015, up $423,081 or 38.09% over the prior year-end. A portion of this growth was related to the Capital Pacific Bank acquisition, with acquired core deposits totaling $220,712 at March 6, 2015. The remainder of the core deposit growth was due to new relationships or growth in existing relationships in the bank’s current markets. Growth in the Company’s demand deposits accounted for $161,377 of the increase in core deposits and was up 39.62% over December 31, 2014, outstanding demand deposits.

During 2016, the Company believes the following factors could impact our financial results, in addition to those described in “Risk Factors” and elsewhere in this Form 10-K:

•	Changes and volatility in interest rates could negatively impact yields on earning assets and the cost of interest-bearing liabilities, thus negatively affecting the Company’s net interest margin and net interest income.

•	Global economic weakness and a rise in short-term interest rates could lead to a slowdown of economic growth, thus negatively affecting loan demand, causing a decline in banking industry revenues.

•	Increased market competition for quality loans could cause a reduction in loan yields.

•	The ability to manage noninterest expense growth in light of regulatory compliance cost.

•	The competition to attract and retain qualified and experienced bankers in our markets.

Reconciliation of non-GAAP financial information

Management utilizes certain non-GAAP financial measures to monitor the Company’s performance. While we believe the presentation of non-GAAP financial measures provides additional insight into our operating performance, readers of this report are urged to review the GAAP results as presented in Financial Statements and Supplementary Data in this Form 10-K.

The Company presents a computation of tangible equity and tangible assets along with tangible book value and return on average tangible equity. The Company defines tangible equity as total shareholders’ equity before goodwill and core deposit intangible assets. Tangible book value is calculated as tangible equity divided by total shares outstanding. Return on average tangible equity is calculated as net income divided by average tangible equity. We believe that tangible equity and certain tangible equity ratios are meaningful measures of capital adequacy which may be used when making period-to-period and company-to-company comparisons. Tangible equity and tangible equity ratios are considered to be non-GAAP financial measures and should be viewed in conjunction with total shareholders’ equity, book value and return on average equity.

The following table presents a reconciliation of total shareholders’ equity to tangible equity.

	December 31,
	2015	2014	2013
	(in thousands, except per share data)
Total shareholders’ equity	$218,491	$184,161	$179,184
Subtract:
Goodwill	(39,255)	(22,881)	(22,881)
Core deposit intangibles	(3,904)	(614)	(735)

Tangible shareholders’ equity (non-GAAP)	$175,332	$160,666	$155,568

Book value	$11.15	$10.39	$10.01
Tangible book value (non-GAAP)	$8.94	$9.07	$8.69

	December 31,
	2015	2014	2013
Average Total shareholders’ equity	$209,943	$181,762	$180,856
Subtract:
Average goodwill	(35,216)	(22,881)	(22,667)
Average core deposit intangibles	(3,467)	(674)	(724)

Average Tangible shareholders’ equity (non-GAAP)	$171,260	$158,207	$157,465

Return on average equity	8.99%	8.83%	7.61%
Return on average tangible equity (non-GAAP)	11.14%	10.14%	8.75%

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

Troubled Debt Restructurings

In the normal course of business, the Company may modify the terms of certain loans, attempting to protect as much of its investment as possible. Management evaluates the circumstances surrounding each modification to determine whether it is a troubled debt restructuring (“TDR”). TDRs exist when 1) the restructuring constitutes a concession, and 2) the debtor is experiencing financial difficulties. Additional information regarding the Company’s troubled debt restructurings can be found in Note 5 of the Notes to Consolidated Financial Statements in this Form 10-K.

Goodwill and Intangible Assets

At December 31, 2015, the Company had a recorded balance of $39,255 in goodwill from the November 30, 2005, acquisition of Northwest Business Financial Corporation (“NWBF”), the February 1, 2013, acquisition of Century Bank and the March 6, 2015 acquisition of Capital Pacific Bank. In addition, at December 31, 2015, the Company had $3,904 of core deposit intangible assets resulting from the acquisition of Century Bank and Capital Pacific Bank. The Century Bank core deposit intangible was determined to have an expected life of seven years, and is being amortized over that period using the straight-line method. The Century Bank core deposit intangible will be fully amortized in January 2020. The Capital Pacific core deposit intangible was determined to have an expected life of ten years, and is being amortized over that period using the straight-line method. The Capital Pacific Bank core deposit intangible will be fully amortized in February 2025. In accordance with GAAP, the Company does not amortize goodwill or other intangible assets with indefinite lives but instead periodically tests these assets for impairment. Management performs an impairment analysis of the intangible assets with indefinite lives at least annually, but more frequently if an impairment triggering event is deemed to have occurred. The last impairment test was performed at December 31, 2015, at which time no impairment was determined to exist.

Share-based Compensation

Consistent with the provisions of FASB ASC 718, Stock Compensation, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation, we recognize expense for the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of each restricted stock unit is calculated using the stock closing price on the grant date with the expense recognized over the service period of the equity award. Additional information is included in Note 1 of the Notes to Consolidated Financial Statements in this Form 10-K.

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

Two tables follow which analyze the changes in net interest income for the years 2015, 2014 and 2013. Table I, “Average Balance Analysis of Net Interest Income,” provides information with regard to average balances of assets and liabilities as well as associated dollar amounts of interest income and interest expense, relevant average yields or rates, and net interest income as a percent of average earning assets. Net interest income and the net interest margin for all periods reported have been adjusted to a tax-equivalent basis using a 35.00% tax rate. Table II, “Analysis of Changes in Interest Income and Interest Expense,” shows the increase (decrease) in the dollar amount of interest income and interest expense and the differences attributable to changes in either volume or rates.

Table I

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Twelve Months Ended			Twelve Months Ended			Twelve Months Ended
	December 31, 2015			December 31, 2014			December 31, 2013
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest-earning assets
Federal funds sold and interest-bearing deposits	$13,141	$34	0.26%	$3,926	$10	0.25%	$3,390	$10	0.29%
Securities available-for-sale:
Taxable	305,850	6,532	2.14%	276,625	6,191	2.24%	296,574	5,730	1.93%
Tax-exempt (1)	72,898	3,040	4.17%	71,424	3,032	4.25%	69,315	2,951	4.26%
Loans, net of deferred fees and allowance (2)
Taxable	1,223,763	64,557	5.28%	1,004,438	53,627	5.34%	937,368	53,036	5.66%
Tax-exempt (3)	30,224	1,749	5.79%	5,744	350	6.09%	6,013	368	6.12%

Total interest-earning assets	1,645,876	75,912	4.61%	1,362,157	63,210	4.64%	1,312,660	62,095	4.73%
Non earning assets
Cash and due from banks	23,263			18,506			18,607
Premises and equipment	17,822			18,324			19,223
Goodwill & intangible assets	40,183			23,556			23,579
Interest receivable and other	55,688			54,517			59,144

Total nonearning assets	136,956			114,903			120,553

Total assets	$1,782,832			$1,477,060			$1,433,213

Interest-bearing liabilities
Money market and NOW accounts	$747,918	$(1,956)	-0.26%	$543,116	$(1,491)	-0.27%	$518,031	$(1,586)	-0.31%
Savings deposits	60,185	(74)	-0.12%	51,164	(67)	-0.13%	41,930	(52)	-0.12%
Time deposits—core	79,798	(309)	-0.39%	60,685	(326)	-0.54%	71,568	(509)	-0.71%

Total interest-bearing core deposits (4)	887,901	(2,339)	-0.26%	654,965	(1,884)	-0.29%	631,529	(2,147)	-0.34%
Time deposits—non-core	69,647	(975)	-1.40%	101,288	(1,368)	-1.35%	106,574	(1,242)	-1.17%
Federal funds purchased	1,555	(11)	-0.71%	2,053	(14)	-0.68%	3,369	(16)	-0.47%
FHLB & FRB borrowings	81,897	(885)	-1.08%	146,464	(1,088)	-0.74%	162,302	(1,189)	-0.73%
Trust preferred	8,248	(226)	-2.74%	8,248	(225)	-2.73%	8,248	(200)	-2.42%

Total interest-bearing wholesale funding	161,347	(2,097)	-1.30%	258,053	(2,695)	-1.04%	280,493	(2,647)	-0.94%

Total interest-bearing liabilities	1,049,248	(4,436)	-0.42%	913,018	(4,579)	-0.50%	912,022	(4,794)	-0.53%
Noninterest-bearing liabilities
Demand deposits	518,267			376,175			336,063
Noninterest-bearing repurcahse agreements	183			231			—
Interest payable and other	6,634			5,874			4,271

Total noninterest liabilities	525,084			382,280			340,334

Total liabilities	1,574,332			1,295,298			1,252,356
Shareholders’ equity	208,500			181,762			180,857

Total liabilities and shareholders’ equity	$1,782,832			$1,477,060			$1,433,213

Net interest income		$71,476			$58,631			$57,301

Net interest margin (1)(3)		4.34%			4.30%			4.37%

(1)	Tax-exempt securities income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1,064, $1,061, and $1,033 for the twelve months ended December 31, 2015, 2014, and 2013, respectively. Net interest margin was positively impacted by 6, 8, and 8 basis points, respectively.
(2)	Interest income includes recognized loan origination fees of $702, $574, and $523 for the twelve months ended December 31, 2015, 2014, and 2013, respectively.
(3)	Tax-exempt loan income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $612, $122, and $129 for the twelve months ended December 31, 2015, 2014, and 2013, respectively. Net interest margin was positively impacted by 4, 1, and 1 basis points, respectively.
(4)	Defined by the Company as interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.

Table II

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	2015 compared to 2014			2014 compared to 2013
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$23	$1	$24	$2	$(2)	$—
Securities available-for-sale:
Taxable	654	(313)	341	(385)	846	461
Tax-exempt (1)	63	(55)	8	90	(9)	81
Loans, net of deferred fees and allowance
Taxable	11,710	(780)	10,930	3,795	(3,204)	591
Tax-exempt (2)	1,492	(93)	1,399	(16)	(2)	(18)

Total interest-earning assets	$13,942	$(1,240)	$12,702	$3,486	$(2,371)	$1,115

Interest paid on:
Money market and NOW accounts	$562	$(97)	$465	$77	$(172)	$(95)
Savings deposits	12	(5)	7	11	4	15
Time deposits—core (3)	103	(120)	(17)	(77)	(106)	(183)

Total interest-bearing core deposits	677	(222)	455	11	(274)	(263)
Time deposits—non-core	(427)	34	(393)	(62)	188	126
Federal funds purchased	(3)	—	(3)	(6)	4	(2)
FHLB & FRB borrowings	(480)	277	(203)	(116)	15	(101)
Trust preferred	—	1	1	—	25	25

Total interest-bearing wholesale funding	(910)	312	(598)	(184)	232	48

Total interest-bearing liabilities	(233)	90	(143)	(173)	(42)	(215)

Net interest income	$14,175	$(1,330)	$12,845	$3,659	$(2,329)	$1,330

(1)	Tax-exempt securities income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1,064, $1,061, and $1,033 for the twelve months ended December 31, 2015, 2014, and 2013, respectively. Net interest margin was positively impacted by 6, 8, and 8 basis points, respectively.
(2)	Tax-exempt loan income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $612, $122, and $129 for the twelve months ended December 31, 2015, 2014, and 2013, respectively. Net interest margin was positively impacted by 4, 1, and 1 basis points, respectively.
(3)	Defined by the Company as interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.

Core Margin, non-GAAP

To better understand the Bank’s results of operations we have provided the following non-GAAP financial metric, which removes nonrecurring interest income and accretion income relating to the Bank’s acquired loan portfolio fair value discounts to provide a “core net interest margin.” While management believes the presentation of this non-GAAP financial measure provides additional insight into our operating performance, readers of this report are urged to review the GAAP results as presented in the Financial Statements and Supplementary Data in this Form 10-K.

Reconciliation of Adjusted Net Interest Income to Net Interest Income

	December 31,
	2015	2014	2013
	(in thousands, except per share data)
Tax equivalent net interest income (1)	$71,476	$58,631	$57,301
Subtract
Century Bank accretion	341	527	913
Capital Pacific Bank accretion	1,950	—	—
Interest recoveries on nonaccrual loans	—	100	982
Prepayment penalties on loans	133	187	220
Prepayment penalties on brokered deposits	(54)	—	—

Adjusted net interest income (non-GAAP)	$69,106	$57,817	$55,186

Average earning assets	$1,645,876	$1,362,157	$1,312,660
Net interest margin	4.34%	4.30%	4.37%
Core net interest margin (non-GAAP)	4.20%	4.24%	4.20%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of $1,676, $1,184 and $1,162 for the twelve months ended December 31, 2015, 2014, and 2013, respectively.

Nonrecurring items outlined above added 14 and 6 basis points to the 2015 and 2014 net interest margins, respectively. When comparing non-GAAP core net interest margin, we saw a decrease of 4 basis points from 4.24% in 2014 to 4.20% in 2015.

2015 Compared to 2014

The net interest margin for the year 2015 was 4.34%, representing an increase of 4 basis points from the 4.30% net interest margin reported for 2014. Table I shows earning asset yields declined by 3 basis points from 4.64% in 2014 to 4.61% in 2015, which was more than offset by the decrease in the cost of interest bearing liabilities from 0.50% in 2014 to 0.42% in 2015.

The yield on taxable loans dropped 6 basis points from 2014 to 2015, which is after the inclusion of $2,424 in nonrecurring interest income, primarily attributable to accretion on the acquired loan portfolios. Without the inclusion of the nonrecurring interest income, the yield on our taxable loan portfolio would have been 5.08%, which represents a reduction of 26 basis points from the prior year. Accretion income relating to the acquired portfolios is recognized in interest income using the interest method for amortizing loans, and on a straight-line basis for lines of credit. It is typical for accretion income to be higher toward the beginning of an acquired portfolio’s life and begin to taper as loans pay off, refinance, or balances reduce due to standard amortization. At December 31, 2015, the acquired loan portfolios had a remaining balance of $3,958 related to the purchased fair value discount for credit and interest rate.

The 2015 net interest margin benefitted from a decline in the cost of interest-bearing liabilities. The cost of interest-bearing core deposits declined by 3 basis points, which was partially offset by an increase in the cost of interest-bearing wholesale funding of 26 basis points. The Bank saw an increase in demand deposits of $142,092 over the prior year, which helped to reduce the average balance of wholesale funding by $96,706 from $258,053 in 2014 to $161,347 in 2015. Therefore, even though the cost of wholesale funding increased during the period, the impact of that increase was minimal as only 15.38% of interest bearing liabilities relate to non-core funding.

The year ended December 31, 2015, rate/volume analysis in Table II shows that interest income including loan fees increased by $12,702 over 2014. Higher volume, primarily higher loan volume, resulted in an increase of $13,942 in interest income in 2015, which was partially offset by a $1,240 decline in interest income due to lower rates on loans. The rate/volume analysis shows that interest expense for the year 2015 decreased by $143. A reduction in the interest paid on wholesale funding of $598 was partially offset by an increase in the cost of interest-bearing core deposits. Overall, changes in the volume mix decreased interest expense by $233 in 2015, while higher rates on interest-bearing liabilities increased interest expense by $90.

2014 Compared to 2013

The net interest margin for the year 2014 was 4.30%, a decline of 7 basis points from the 4.37% net interest margin reported for 2013. Included in the noninterest income for both years were nonrecurring payments. In 2014 the bank recognized $814 of nonrecurring interest income comprised of $527 of Century Bank accretion, $187 of prepayment penalties, and $100 of interest income on loans previously on nonaccrual status. The 2013 net interest margin included $2,115 of nonrecurring items consisting of $913 of Century Bank accretion, $982 of interest income on loans previously on nonaccrual status and $220 of prepayment penalties.

Table I shows earning asset yields declined by 9 basis points from 4.73% in 2013 to 4.64% in 2014. The yield on taxable loans dropped 32 basis points from 2013 to 2014, which was partially offset by a 31 basis point improvement in the yield on the taxable portion of the securities portfolio over the same period. The 2014 net interest margin benefitted from a decline in the cost of interest-bearing liabilities and an increase in free funding over the prior year. The cost of interest-bearing liabilities fell 3 basis points from 0.53% in 2013 to 0.50% in 2014. In addition, free funding in the form of average noninterest bearing deposits increased $40,112 or 11.94% in 2014 over 2013. The decline in the cost of interest-bearing liabilities from 2013 to 2014 was due to a decrease in the cost of interest-bearing core deposits of 5 basis points, which was partially offset by an increase in the cost of interest-bearing wholesale funding of 10 basis points.

The year ended December 31, 2014, rate/volume analysis in Table II shows that interest income including loan fees increased by $1,115 over 2013. Higher volume, specifically higher loan volume, resulted in an increase of $3,486 in interest income in 2014, which was partially offset by a $2,371 decline in interest income due to lower rates on loans. The rate/volume analysis shows that interest expense for the year 2014 decreased by $215 from 2013 with interest expense on core deposits declining by $263 while wholesale funding expense increased by $48. Overall, changes in the volume mix decreased interest expense by $173 in 2014, while lower rates on interest-bearing liabilities decreased interest expense by $42.

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

The Company made $1,695 in provision for loan losses in 2015, compared to no provision for 2014. The increase in the 2015 provision was primarily due to loan growth as all credit quality indicators saw improvement during 2015, including net charge offs, classified assets and nonperforming loans. The Bank’s organic loan portfolio grew by $156,595 during 2015, which is excluding the $203,406 of loans acquired in the Capital Bank acquisition, which are purchased net of their credit and interest fair value adjustments and only included in our provision to the extent their reserve exceeds the remaining credit related fair value discount. Of the $1,695 in 2015 provision for loan losses, $401 was allocated to the acquired portfolios. Net loan charge offs for the year 2015 were $31 compared to $280 in 2014. Recoveries experienced during 2015 helped offset additional provision needed for new loan production.

	December 31,
	2015	2014	2013
Substandard contingent liabilities	$726	$562	$532
Impaired loans (less government guarantees)	8,451	6,032	8,375
Substandard loans (less government guarantees)	23,834	22,451	24,194
Classified securities	1,517	1,879	2,593
Other real estate owned	11,747	13,374	16,355

Classified Assets	$46,275	$44,298	$52,049

Tier 1 Capital	$183,600	$164,864	$163,469
Allowance for Loan Losses	17,301	15,637	15,917

	$200,901	$180,501	$179,386

Classified Asset Ratio	23.03%	24.54%	29.02%

When comparing December 31, 2015 to December 31, 2014, the Bank saw an increase in classified assets of $1,977. This increase primarily related to the acquisition of Capital Pacific Bank, which added approximately $6,833 in classified assets at the close of the acquisition. While December 31, 2015 total classified assets increased over the prior year, the Bank’s classified asset ratio, the ratio of classified assets to regulatory capital plus the allowance for loan losses, decreased from 24.54% at December 31, 2014 to 23.03% at December 31, 2015. This continues the same trend from 2013 to 2014 which saw a decrease in the classified asset ratio from 29.02% at December 31, 2013 to 24.54% at December 31, 2014.

Nonperforming Assets

At December 31, 2015, the Company had $14,466 in nonperforming assets, net of government guarantees, or 0.76% of total assets, compared to $15,563 or 1.02% of total assets at December 31, 2014. The schedule below provides a more detailed breakdown of nonperforming assets by loan type:

NONPERFORMING ASSETS

	December 31,
	2015	2014
Nonaccrual loans
Real estate secured loans:
Permanent loans:
Multi-family residential	$—	$—
Residential 1-4 family	733	321
Owner-occupied commercial	2,369	599
Nonowner-occupied commercial	790	906

Total permanent real estate loans	3,892	1,826
Construction loans:
Multi-family residential	—	—
Residential 1-4 family	53	—
Commercial real estate	—	—
Commercial bare land and acquisition & development	—	—
Residential bare land and acquisition & development	—	—

Total real estate construction loans	53	—

Total real estate loans	3,945	1,826
Commercial loans	1,564	869
Consumer loans	—	—

Total nonaccrual loans	5,509	2,695
90 days past due and accruing interest	—	—

Total nonperforming loans	5,509	2,695
Nonperforming loans guaranteed by government	(2,790)	(706)

Net nonperforming loans	2,719	1,989
Other real estate owned	11,747	13,374

Total nonperforming assets, net of guaranteed loans	$14,466	$15,363

Nonperforming loans to outstanding loans	0.19%	0.19%
Nonperforming assets to total assets	0.76%	1.02%

Nonperforming assets at December 31, 2015, consisted of $2,719 of nonaccrual loans (net of $2,790 in government guarantees) and $11,747 of other real estate owned. Total nonperforming assets at December 31, 2015, were down $897 from nonperforming assets at December 31, 2014, as the Company disposed of a portion of its other real estate owned. At December 31, 2015, dental nonperforming assets totaled $513, down $84 from the $597 reported at December 31, 2014.

Other real estate owned at December 31, 2015, consisted of six properties, including one property valued at $641 acquired through the Capital Pacific Bank acquisition. Two properties, a commercial land development loan, which contains two separate parcels, and a commercial real estate property, valued at $9,988 and $960, respectively, made up 93.20% of total other real estate owned at December 31, 2015. While the Company is actively marketing both properties, the location and type of these properties make them susceptible to possible valuation write-downs as new appraisals become available.

The allowance for loan losses at December 31, 2015, was $17,301 (1.23% of gross outstanding loans) compared to $15,637 (1.49% of loans) and $15,917 (1.60% of loans) at the years ended 2014 and 2013, respectively. The reduction in the allowance for loan losses to total loans ratio was primarily due to loans acquired in the Capital Pacific Bank and the Century Bank transaction, which were booked net of fair value adjustments, including the fair value adjustment for credit and potential losses. At December 31, 2015, the Company had also reserved $360 for possible losses on unfunded loan commitments, which was classified in other liabilities. The 2015 ending allowance included $175 in specific allowance for $7,527 in impaired loans (net of government guarantees). At December 31, 2014, the Company had $6,065 in impaired loans with a specific allowance of $245 assigned.

The dental allowance for loan losses at December 31, 2015, was $4,022 or 1.18% of dental loans. This is a decrease from the dental allowance of $4,141 or 1.35% of dental loans at December 31, 2014. Management has decreased the allowance as a percentage of outstanding loans over the prior year due to a reduction in the losses experienced in the portfolio as performance over the last year was very strong. For additional information on the dental portfolio statistics, please see Note 6 of the Consolidated Financial Statement in this Form 10-K.

While the Company saw some positive trends in 2015, with its resolution of classified assets and nonperforming assets, management cannot predict with certainty the level of the provision for loan losses, the level of the allowance for loans losses, nor the level of nonperforming assets in future quarters. At December 31, 2015, and as shown in this Form 10-K under Note 5 of the Notes to Consolidated Financial Statements, the Company had unallocated reserves of $1,351, representing 7.81% of the total allowance for loan losses. Management believes that the allowance for loan losses at December 31, 2015, is adequate and this level of unallocated reserves was prudent in light of the economic conditions that exist in the Northwest markets the Company serves and the increased growth experienced in the portfolio during the last three quarters of 2015.

Noninterest Income

Noninterest income is derived from sources other than fees and interest on earning assets. The Company’s primary sources of noninterest income are service charge fees on deposit accounts, merchant bankcard activity, and business credit card interchange fees. Below is a summary of noninterest income for 2015, 2014 and 2013.

	Years Ended				Year Ended
	December 31,				December 31,
	2015	2014	change $	change %	2013	change $	change %
Service charges on deposit accounts	$2,644	$2,134	$510	23.90%	$1,926	$208	10.80%
Bankcard Income	1,029	951	78	8.20%	1,624	(673)	-41.44%
Bank-owned life insurance income	592	473	119	25.16%	515	(42)	-8.16%
Net gain (loss) on sale of investment securities	672	(34)	706	-2076.47%	(8)	(26)	325.00%
Impairment losses on investment securities (OTTI)	(22)	—	(22)	NA	(23)	23	-100.00%
Other noninterest income	1,710	1,471	239	16.25%	1,792	(321)	-17.91%

	$6,625	$4,995	$1,630	32.63%	$5,826	$(831)	-14.26%

2015 Compared to 2014

Noninterest income for the year 2015 was up $1,630 or 32.63% from the same period last year. The increase in noninterest income in 2015 when compared to the prior year was due to gains on sales in the securities portfolio, an increase in service charge and increased earnings on bank owned life insurance. During 2015, the Bank sold $52,760 of securities during 2015 generating a net gain of $672. The security sales were primarily related to a repositioning of the portfolio, which resulted in a gain. The increase in service charges on deposit accounts is partially attributable to an increase in outstanding deposits through the acquisition of Capital Pacific Bank in March 2015 and an increase in account analysis fees effective April 1, 2015. The increase in BOLI earnings related to the BOLI policies acquired through the Capital Pacific Bank acquisition, not an increase in the overall BOLI yield. When comparing 2014 and 2015, the yield on BOLI declined from 2.89% at December 31, 2014, to 2.75% at December 31, 2015, which was reflective of a decrease in the asset yields associated with the policies. The tax equivalent yield on the BOLI policies for the periods ended December 31, 2015 and 2014 were 4.23% and 4.45%, respectively.

2014 Compared to 2013

Noninterest income for the year 2014 was $4,995, down $831 or 14.26% from the prior year. The decline in noninterest income in 2014 when compared to the prior year was due to a decline in merchant bankcard processing fees and the other income category. Merchant bankcard processing was outsourced during fourth quarter 2013 and resulted in a $673 drop in merchant fees in 2014. This outsourcing also resulted in the near elimination of bankcard processing expense. The decline in the other revenue category was related to a decrease in rental income on other real estate owned, as during the first quarter 2014, the Company sold a retail strip mall that provided the majority of rental income during 2013. Improved service charge revenue of $208 partially offset the decline in merchant fees. The improvement in service charge revenue was the result of implementing new account analysis charges effective January 1, 2014.

Noninterest Expense

Noninterest expense represents all expenses other than the provision for loan losses and interest costs associated with deposits and other interest-bearing liabilities. It incorporates personnel, premises and equipment, data processing and other operating expenses. Below is a summary of noninterest income for 2015, 2014 and 2013.

	Years Ended				Year Ended
	December 31,				December 31,
	2015	2014	change $ change %		2013	change $ change %
Salaries and employee benefits	$27,501	$23,555	$3,946	16.75%	$22,120	$1,435	6.49%
Property and equipment	4,347	3,735	612	16.39%	3,684	51	1.38%
Data processing	3,259	2,720	539	19.82%	2,605	115	4.41%
Business development	1,640	1,531	109	7.12%	1,805	(274)	-15.18%
Legal and professional services	1,924	1,252	672	53.67%	1,867	(615)	-32.94%
FDIC insurance assessment	1,051	868	183	21.08%	912	(44)	-4.82%
Merger-related expense	1,836	470	1,366	290.64%	1,246	(776)	-62.28%
Other real estate expense	346	449	(103)	-22.94%	2,401	(1,952)	-81.30%
Other noninterest expense	3,986	3,149	837	26.58%	4,092	(943)	-23.04%

	$45,890	$37,729	$8,161	21.63%	$40,732	$(3,003)	-7.37%

2015 Compared to 2014

For the year 2015, noninterest expense was $45,890, an increase of $8,161 or 21.63% from the same period last year. When merger expenses relating to the acquisition of Capital Pacific Bank of $1,836 recorded in 2015, and $470 recorded in 2014, are excluded from noninterest expense, the 2015 expense was up $6,795 or 18.24% over 2014. The largest noninterest expense fluctuation was related to salary and benefits expense, which increased $3,946 or 16.75% over the prior year. Of the overall increase in salaries and benefits, $2,606 is attributable to increases in base salary expense associated with 34 FTE positions added during 2015, including 19 employees retained after the Capital Pacific Bank acquisition. The Bank also saw an increase in legal and professional services expense of $672 over the prior year, which was due in part, to a legal recovery booked during 2014 of $300. The Bank also saw an increase in property and equipment of $612, primarily attributable to the addition of the Capital Pacific Bank’s Fox Tower location to the Company’s office network.

2014 Compared to 2013

For the year 2014, noninterest expense was $37,729, a decrease of $3,003 or 7.37% from the prior year. When merger expenses of $470 recorded in 2014 relating to the acquisition of Capital Pacific Bank and $1,246 recorded in 2013 relating to the Century Bank acquisition are excluded from noninterest expense, noninterest expense for the year 2014 was down $2,227 or 5.64% from prior year. A $1,435 or 6.49% increase in personnel expense in 2014 was offset by declines in legal and professional fees of $615, business development costs of $274, other real estate expense of $1,952, and the other expense category of $943. The decline in legal and professional fees was due to the recovery of $300 of legal fees expensed in prior periods recorded during the third quarter 2014. The decline in business development costs reflects a more focused marketing strategy during 2014 at a lower cost than 2013. The significant decline in other real estate expense was the result of large valuation write-downs totaling approximately $1,100 recorded during 2013 on two commercial properties. No significant valuation write-downs were recorded during 2014.

At the June 2014 board meeting, the Company’s board of directors approved a deferred compensation plan. The plan is a qualified unfunded plan, which contains no employer defined contribution or benefit. This plan is open to Senior Vice Presidents and above, and the board of directors. Deferrals began during August 2014, and deferred compensation expense totaled $108 and $45, for the period ended December 31, 2015 and 2014, which is reflected in the salaries and employee benefits line item of the income statement. The increase is primarily attributable to the plan being in effect for the full year 2015 compared to five months of 2014.

BALANCE SHEET

Securities Available-for-Sale

At December 31, 2015, the balance of securities available-for-sale was $366,598, up $14,652 over December 31, 2014. The increase in the securities portfolio during 2015 was primarily due to the acquisition of Capital Pacific Bank, which added $26,010 to the securities total. At December 31, 2015, the portfolio had an unrealized pre-tax gain of $4,341 compared to an unrealized pre-tax gain of $6,058, at December 31, 2014. The decline in the unrealized gain or market value of the securities portfolio during 2015 was due to an increase in the short term interest rates and the market widening of spreads in virtually all investment products. The average life and duration of the portfolio at December 31, 2015, was 4.1 years and 3.7 years respectively, up from 3.9 years and 3.6 years, respectively, at December 31, 2014. At December 31, 2015, securities with an estimated fair value of $33,163 were pledged as collateral for public deposits in Oregon and Washington and for repurchase agreements.

The Company continued to structure the portfolio to provide consistent cash flow and reduce the market value volatility of the portfolio in a rising rate environment in light of the Company’s current liability sensitive position. The portfolio is structured to generate sufficient cash flow to allow reinvestment at higher rates should interest rates move up or to fund loan growth in future periods. In a stable rate environment, approximately $48,000 in cash flow is anticipated over the next twelve months. Going forward, purchases will be dependent upon core deposit growth, loan growth, and the Company’s interest rate risk position.

At December 31, 2015, $2,789, or 0.76% of the total securities portfolio was composed of private-label mortgage-backed securities. During 2015, management booked $22 in other than temporary impairment on this portion of the portfolio. In total, the private label mortgage backed portfolio had a cumulative balance of $249 in other than temporary impairments at December 31, 2015.

In management’s opinion, the remaining securities in the portfolio in an unrealized loss position are considered only temporarily impaired. The Company has no intent, nor is it more likely than not that it will be required, to sell its impaired securities before their recovery. The impairment is due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities resulted from current economic conditions. Although yields on these securities may be below market rates during the period, management does not currently anticipate the need to book any other-than-temporary impairment.

Loans

At December 31, 2015, outstanding gross loans were $1,406,012, up $360,001 over outstanding loans at December 31, 2014. A summary of outstanding loans by market, including national health care loans, for the years ended December 31, 2015, and December 31, 2014, follows:

	December 31,		2015 vs . 2014
	2015	2014	$ Increase	% Increase
Eugene market gross loans, period-end	$379,048	$363,953	$15,095	4.15%
Portland market gross loans, period-end	667,995	407,466	260,529	63.94%
Seattle market gross loans, period-end	142,104	119,095	23,009	19.32%
National health care gross loans, period end	216,865	155,497	61,368	39.47%

Total gross loans, period-end	$1,406,012	$1,046,011	$360,001	34.42%

During 2015, all of the Company’s markets showed growth in outstanding loans over the prior year. Loan growth was strongest in the Portland market, due to the acquisition of Capital Pacific Bank, which added $203,406 to outstanding gross loans and another $156,595 in organic loan growth during 2015. Growth in the Seattle market of $23,009 was primarily tied to increased lending in the tax-exempt market, with the addition of a lender specializing in the Washington STEP Bond program. Growth in the Eugene market was primarily concentrated in construction lending, with advances on large owner-occupied construction projects occurring during 2015. Growth in national healthcare loans accounted for $61,368 of the organic loan growth recorded during 2015. At December 31, 2015 the Company had national healthcare loans in 39 states. The Company defines national healthcare loans as loans to healthcare professionals, primarily dentists located outside of the Company’s primary market area. The Company’s defined market area is within the States of Oregon and Washington west of the Cascade Mountain Range. This area is serviced by branch locations in Eugene, Oregon; Portland, Oregon; and Seattle, Washington. National health care loans, loans east of the Cascade Mountain Range and outside Oregon and Washington, are maintained and serviced by personnel located in the Portland market.

Outstanding loans to dental professionals, which are comprised of both local and national loans, at December 31, 2015, totaled $340,162 or 24.19% of the loan portfolio. Gross dental loans were up $33,771 over December 31, 2014, however the dental concentration decreased from the prior period due to growth in non-dental loans. Growth in national loans of $47,379 was partially offset by a $13,608 contraction in the local market dental loans. The more seasoned local dental loan portfolio experienced higher prepayment speeds due to competitive refinancing pricing offered. In addition, given the credit quality of dental loans in general, the Company encountered very competitive pricing in the national market. At December 31, 2015, $9,027 or 2.65% of the outstanding dental loans were supported by government guarantees. Loans to dental professionals include loans for such purposes as starting up a practice, acquisition of a practice, equipment financing, owner-occupied facilities, and working capital. National dental loans are limited to acquisition financing and owner-occupied facilities. Additional data on the Company’s dental loan portfolio and the credit quality of this portfolio can be found in Note 6 of the Notes to Consolidated Financial Statements in this report. Additional information regarding loan concentrations is included in Part II, Item 1A “Risk Factors” of this report under the heading “We have a significant concentration in loans to dental professionals, and loan concentrations within one industry may create additional risk.”

Detailed credit quality data on the entire loan portfolio can be found in Note 5 and Note 6 of the Notes to Consolidated Financial Statements in this report.

Goodwill

At December 31, 2015, the Company had a recorded balance of $39,255 in goodwill from the November 30, 2005, acquisition of NWB Financial Corporation and its wholly owned subsidiary, Northwest Business Bank (“NWBF”), the February 1, 2013, acquisition of Century Bank and the March 6, 2015, acquisition of Capital Pacific Bank. In accordance with GAAP, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment. Management performed an impairment analysis at December 31, 2015, and determined there was no impairment of the goodwill at the time of the analysis.

	December 31, 2015
	Capital Pacific		Northwest
	Bank	Century Bank	Business Bank	Total
Goodwill	$16,373	$851	$22,031	$39,255

Deferred Tax Assets

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. At December 31, 2015, the Company had a net deferred tax asset of $5,670. This includes the addition of the deferred tax assets of Capital Pacific Bank, which has been adjusted for the effective rate differential between Pacific Continental and Capital Pacific. Any adjustment to the acquired deferred tax asset has affected the goodwill associated with the acquisition. Deferred tax assets are reviewed for recoverability and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain. In light of the Company’s performance, management anticipates that the deferred tax assets will be fully utilized to offset future income taxes and that no valuation allowance is required. Additional disclosures regarding the components of the net deferred tax asset are included in Note 15 of the Notes to Consolidated Financial Statements in this Form 10-K.

Deposits

Outstanding deposits at December 31, 2015, were $1,597,093, an increase of $388,000 over outstanding deposits of $1,209,093 at December 31, 2014. Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and local non-public time deposits, including local non-public time deposits in excess of $100, were $1,533,942, up $423,081 or 38.09% over outstanding core deposits of $1,110,861 at December 31, 2014. At December 31, 2015, and 2014, core deposits represented 96.05% and 91.88%, respectively, of total deposits. Year-to-date December 31, 2015, average core deposits, a measurement that removes daily volatility, were $1,406,168, an increase of $375,028 or 36.37% over average core deposits of $1,031,140 for the year 2014.

A summary of outstanding deposits by market for the years 2015 and 2014 follows:

			2015 vs . 2014
	December 31,		$ Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Eugene market core deposits, period-end	$787,521	$672,527	$114,994	17.10%
Portland market core deposits, period-end	552,283	276,453	275,830	99.77%
Seattle market core deposits, period-end	194,138	161,881	32,257	19.93%

Total core deposits, period-end	1,533,942	1,110,861	423,081	38.09%
Public and brokered deposits, period-end	63,151	98,232	(35,081)	-35.71%

Total deposits, period-end	$1,597,093	$1,209,093	$388,000	32.09%

All three of the Company’s primary markets showed an increase in core deposits during 2015, with a significant increase in balances occurring toward the end of 2015, as is the typical seasonal growth pattern of the deposit portfolio. The Portland market saw the largest growth, which included $220,712 in core deposits acquired through the Capital Pacific acquisition. All markets successfully acquired new deposit relationships and deepened deposit relationships with existing clients. Because of its strategic focus on business banking and banking for nonprofits, the Company attracts a number of large depositors that account for a relatively significant portion of the core deposit base. The Company continued to be successful in deepening deposit relationships with existing large depositors in 2015 and also attracting new large depositor relationships. Large depositor balances are subject to significant daily volatility. At December 31, 2015, large depositors, generally defined as relationships with $2,000 or more in deposits, accounted for $684,519 of the Company’s total core deposit base and represented 44.62% of outstanding core deposits, compared to $490,159 or 44.12% of outstanding core deposits at December 31, 2014. For more information on the Company’s large depositors and management of these relationships, see the “Liquidity and Cash Flows” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K. Additional information on deposits may also be found in Note 10 of the Notes to Consolidated Financial Statements in this Form 10-K.

Public and Brokered Deposits

The Company uses public and brokered deposits to provide short-term and long-term funding sources. The Company defines short-term as having a contractual maturity of less than one year. The Company uses brokered deposits to help mitigate interest rate risk in a rising rate environment. All long-term brokered deposits have a call feature, which provides the Company the option to redeem the deposits on a quarterly basis, allowing the Company to refinance long-term funding at lower rates should market rates fall. Below is a schedule detailing public and brokered deposits by type, including weighted average rate and weighted average maturity.

Non-Core Deposit Summary

	December 31, 2015			December 31, 2014
	Balance	Weighted average rate	Weighted average maturity	Balance	Weighted average rate	Weighted average maturity
	(dollars in thousands)			(dollars in thousands)
<3 Months	$30,000	0.37%	55 days	$46,500	0.19%	40 days
3-6 Months	300	0.36%	108 days	2,545	0.20%	134 days
6-12 Months	235	0.40%	331 days	5,474	0.30%	241 days
>12 Months	32,616	1.94%	5.37 years	43,713	2.12%	6.21 years

	$63,151			$98,232

During 2015 the Company saw a contraction in brokered and public deposits. This contraction was related to the growth in the core deposit base, which was sufficient to fund the loan growth experienced during the year.

Borrowings

The Company has both secured and unsecured borrowing lines with the Federal Home Loan Bank, Federal Reserve Bank and various correspondent banks. The Federal Reserve and correspondent borrowings are generally short-term, with a maturity of less than 30 days. The FHLB borrowings can be either short-term or long-term in nature. See Note 12 of the Notes to Consolidated Financial Statements in Item 8 of this report for additional information on borrowings.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures outstanding at December 31, 2015, which were issued in conjunction with the 2005 acquisition of NWBF. The junior subordinated debentures had an interest rate of 6.27% that was fixed through January 2011. In January 2011, the rate on the junior subordinated debentures changed to three-month LIBOR plus 135 basis points. On April 22, 2013, the Bank entered into a cash flow hedge on $8,000 of the trust preferred payment, swapping the variable interest rate for a fixed rate of 2.73% for a seven-year period. At December 31, 2015, the fair value of the interest rate swap on the Company’s subordinated debentures was $82, compared to $176 at December 31, 2014. At December 31, 2015, the $8,000 of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law which, among other things, limits the ability of certain bank holding companies to treat trust preferred security debt issuances, such as the Company’s junior subordinated debentures, as Tier 1 capital. Under final rules, recently adopted by the Federal Reserve Board and the other U.S. federal banking agencies, our trust preferred securities would remain as Tier 1 capital since total assets of the Company are less than $15 billion. Additional information regarding these final capital rules is included in in Part I, Item 1 “Business – Supervision and Regulation” and Part I, Item 1A “Risk Factors” of the report under the heading “We operate in a highly regulated environment and the effects of recent and pending federal legislation or of changes in, or supervisory enforcement of, banking or other laws and regulations could adversely affect us.”

Additional information regarding the terms of the cash flow hedge is included in Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this report.

CAPITAL RESOURCES

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the issuance of new stock or other equity securities whether through stock offerings or through the exercise of equity awards. Capital formation allows the Company to grow assets and provides flexibility in times of adversity. Shareholders’ equity at December 31, 2015, was $218,491, up $34,330 from December 31, 2014. The increase in shareholders’ equity was primarily due to the issuance of 1,778,142 shares of Company stock valued at $23,578 in conjunction with the acquisition of Capital Pacific Bank during the first quarter 2015, combined with retention of a portion of income earned during 2015.

On July 27, 2015, the Company’s Board of Directors authorized the repurchase of up to 5.00% of the Company’s outstanding shares, or 892,500 shares, with the purchases to take place over a 12-month period. During 2015, the Company did not repurchase any shares as the strike price was below the current share value. Throughout 2014, the Company has used a combination of regular dividends, special dividends, and share repurchases to maintain capital levels comparable with year-end December 31, 2011, capital levels. For additional details regarding the changes in equity, review the Consolidated Statements of Changes in Shareholders’ Equity in Item 8 of this report.

The Federal Reserve and the FDIC have in place guidelines for risk-based capital requirements applicable to U.S. bank holding companies and banks. In July 2013, the Federal Reserve Board and the other U.S. federal banking agencies have adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the Basel Committee’s current international regulatory capital accord (Basel III). These rules were effective January 1, 2015 and replaced the federal banking agencies’ general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. The new rules establish more restrictive capital definitions, create additional categories and higher risk-weightings for certain asset classes and off-balance sheet exposures, higher leverage ratios and capital conservation buffers that will be added to the minimum capital requirements and must be met for banking organizations to avoid being subject to certain limitations on dividends and discretionary bonus payments to executive officers. The new rules also implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.50%; (b) a Tier 1 capital ratio of 6.00% (which is an increase from 4.00%); (c) a total capital ratio of 8.00%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4.00%. The new rules permit depository institution holding companies with less than $15 billion in total consolidated assets as of December 31, 2009, such as the Company, to include trust preferred securities in Tier 1 capital. Under the new rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.50% of total risk-weighted assets). The phase-in of the capital conservation buffer will begin January 1, 2016, and be completed by January 1, 2019. The new rules also provide for various adjustments and deductions to the definitions of regulatory capital that will phase in from January 1, 2014, to December 31, 2017. The new rules made it optional for banks and bank holding companies to include accumulated other comprehensive income in their calculations of Tier 1 capital. The Company’s accumulated other comprehensive income consists primarily of the unrealized gain or loss on the securities portfolio as a result of marking securities available-for-sale to market. The Company opted to exclude accumulated other comprehensive income from its calculation of Tier 1 capital. Overall, the new rules did not materially impact the Company’s reported capital ratios. The Company will continue to evaluate the impact of the rules as they are phased in over the next few years.

For additional information regarding the Company’s regulatory capital levels, see Note 23 in Notes to Consolidated Financial Statements in Item 8 of this report.

The Company’s common equity Tier 1 capital ratio, Tier 1 risk based capital ratio, total risk based capital ratio, and Tier 1 leverage capital ratio were 12.58%, 11.47%, 10.97% and 9.93%, respectively, at December 31, 2015, with all capital ratios for the Company above the minimum regulatory “well capitalized” designations.

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

During 2015, the Company paid regular dividends totaling $0.42. The fourth quarter dividend represents a dividend payout of 39.29% of net income. Subsequent to the end of the year, on January 19, 2016, the Board of Directors approved a regular quarterly cash dividend to $0.11 per share payable to shareholders on February 16, 2016.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Company commits to extensions of credit and issues letters of credit. The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2015, the Company had $289,156 in commitments to extend credit, up $132,184 from $156,972 reported at December 31, 2014.

Letters of credit written are conditional commitments issued by the Company to guarantee performance of a customer to a third-party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At December 31, 2015, the Company had $1,184 in letters of credit and financial guarantees written.

The Company has certain other financial commitments. These future financial commitments at December 31, 2015, are outlined below:

	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Junior subordinated debentures	$8,248	$—	$—	$—	$8,248
FHLB borrowings	77,500	69,500	6,000	—	2,000
Time deposits	138,603	75,487	23,424	4,932	34,760
Operating lease obligations	11,534	1,390	3,206	2,008	4,930
Employment contracts	812	812	—	—	—

	$236,697	$147,189	$32,630	$6,940	$49,938

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

Core deposits at December 31, 2015, were $1,533,942 and represented 96.05% of total deposits. Core deposits at December 31, 2015, were up $423,081 over December 31, 2014. The acquisition of Capital Pacific Bank during the first quarter 2015 accounted for approximately $223,000 of deposit growth during 2015, while organic growth accounted for the remaining increase in total deposits.

The Company experienced an increase in outstanding loans of $360,001 during 2015, which included organic growth and loans acquired in the Capital Pacific Bank acquisition. Organic loan growth was funded entirely by growth in core deposits.

Core deposits not required to fund asset growth were used to pay down short-term borrowings and to fund purchases of securities. It is anticipated that core deposit growth and cash flows from the securities portfolio will provide a significant portion of the funding during 2016, as loans are expected to continue to increase. The securities portfolio represented 19.20% of total assets at December 31, 2015. At December 31, 2015, $33,163 of the securities portfolio was pledged to support public deposits and repurchase agreements, leaving $333,435 of the securities portfolio unencumbered and available-for-sale. In addition, at December 31, 2015, the Company had $31,037 of government guaranteed loans that could be sold in the secondary market to support the Company’s liquidity position.

Due to its strategic focus to market to specific segments, the Company has been successful in developing deposit relationships with several large clients, which are generally defined as deposit relationships of $2,000 or more, which are closely monitored by management and Company officers. The loss of any such deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity. The Company uses a 10-point risk-rating system to evaluate each of its large depositors in order to assist management in its daily monitoring of the volatility of this portion of its core deposit base. The risk-rating system attempts to determine the stability of the deposits of each large depositor, evaluating, among other things, the length of time the depositor has been with the Company and the likelihood of loss of individual large depositor relationships. Risk ratings on large depositors are reviewed at least quarterly and adjusted if necessary. Company management and officers maintain close relationships and hold regular meetings with its large depositors to assist in management of these relationships. The Company generally expects to maintain these relationships, believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients and regularly tests its ability to mitigate the loss of multiple large depositor relationships in its Liquidity Contingency Plan. The Company currently has one deposit client rated a 10, the highest risk, with outstanding deposit balances of approximately $103,000 as of December 31, 2015. The client has a long standing relationship with the Company; however, it has recently been purchased by a national entity. The Company has received indications that the deposit relationship should remain unchanged for at least the next 12 to 18 months. The Company currently maintains sufficient short-term liquidity to cover any potential volatility in this relationship and is working on a longer term funding strategy in the event these deposits need to be replaced in the future. However, there can be no assurance that this deposit relationship or any of our other large depositor relationships will be maintained or that the loss of one or more of these clients will not adversely affect the Company’s liquidity.

At December 31, 2015, the Company had secured borrowing lines with the FHLB and the FRB, along with unsecured borrowing lines with various correspondent banks, totaling $614,883. The Company’s secured lines with the FHLB and FRB were limited by the amount of collateral pledged. At December 31, 2015, the Company had pledged $422,362 in discounted collateral value in commercial real estate loans, first and second lien single-family residential loans, multi-family loans, and securities to the FHLB. Additionally, certain commercial and commercial real estate loans with a discounted value of $76,912 were pledged to the FRB under the Company’s Borrower-In-Custody program. The Company’s unsecured correspondent bank lines totaled $129,000. At December 31, 2015, the Company had $77,500 in borrowings outstanding from the FHLB, no borrowings outstanding with the FRB, and no funds outstanding on its overnight correspondent bank lines, leaving a total of $421,774 available on its secured and unsecured borrowing lines as of such date.

As disclosed in the Consolidated Statements of Cash Flows in the Consolidated Financial Statements in this Form 10-K, net cash provided by operating activities was $30,013 for the year 2015. The difference between cash provided by operating activities and net income largely consisted of depreciation and amortization of $7,138. Net cash of $148,696 was used in investing activities for the year 2015, consisting principally of net loan originations of $156,746 and securities purchases of $101,500, which was offset by proceeds from maturities of investment securities of $106,332. Cash provided by financing activities was $129,571 for the year 2015, primarily due to an increase in deposits of $160,033.

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

Interest rate risk is managed through the monitoring of the Company’s balance sheet by utilizing two key measurement tools; 1) Economic Value of Equity (EVE), and 2) Net Interest Income (NII). Economic Value of Equity is a measurement of net present value of assets less liabilities. Net interest income is a measurement of interest income less interest expense over a specified time horizon (usually 12, 24 and/or 36 months). Both measurements incorporate instantaneous parallel rate shocks of -100, +100, +200, +300, and +400 basis points. Key assumptions are applied to the analysis covering asset prepayments, liability decays and betas, and repricing characteristics. Other interest rate risk analysis includes stress-testing, back-testing, and forecast. Stress-testing the model provides a measurement of worst-case analysis and a degree of tolerance to the base model. Back-testing analysis provides a degree of validity of the base model as compared to actual results. Forecast provides management the what-if scenarios with predetermined balance and rate growth assumptions. In addition, forecasting takes into account growth in loans and deposits and management strategies that could be employed to maximize the net interest margin and net interest income.

The Company has recently outsourced its quarterly interest rate risk analysis to a third party vendor- Pacific Coast Bankers Bank. Pacific Coast Bankers Bank’s process and modeling software uses key internal assumptions for beta, decay, and prepayment speeds, as well as established policy limits, in order to determine the effect changes in interest rates have on Economic Value of Equity and Net Interest Income. Economic Value of Equity provides a long-term risk profile while Net Interest Income provides a short-term risk profile of the balance sheet. Although certain assets and liabilities may have similar repricing characteristics, they may not react correspondingly to changes in market interest rates. In the event of a change in interest rates, prepayment of loans and early withdrawal of time deposits would likely deviate from those previously assumed. Increases in market rates may also affect the ability of certain borrowers to make scheduled principal payments. Additionally, the Company utilizes Profitstar as its internal model to conduct interest rate risk analysis on a periodic basis, as well as budget and forecast purposes. Using PCBB as an independent analyst allows us to verify the outcomes of our internal models, which we believe provides better analytics for budgeting and forecasting purposes.

The models attempt to account for such limitations by imposing weights on the differences between repricing assets and repricing liabilities within each time segment. These weights are based on the ratio between the amount of rate change of each category of asset or liability and the amount of change in the federal funds rate. Certain non-maturing liabilities, such as checking accounts and money market deposit accounts, are allocated among the various repricing time segments to meet local competitive conditions and management’s strategies.

At December 31, 2015, the Company was liability sensitive, meaning that in a rising rate environment, the net interest margin and net interest income would decline. The Company’s interest rate risk position was primarily due to four factors: 1) active floors on variable rate loans; 2) the high concentration of fixed rate loans in the portfolio; 3) the composition of the Company’s core deposit base, which consists primarily of non-maturing deposits which are subject to immediate repricing, and 4) the Company’s overnight borrowings will also reprice immediately.

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

Interest Rate Shock Analysis

Net Interest Income and Economic Value of Equity Measurement

($ in thousands)

	1st Year Net Interest Income
Interest Rate Shocks	$ Estimated Value	$ Change From Base	Change From Base
400	68,223	(4,514)	-6.21%
300	69,498	(3,239)	-4.45%
200	70,687	(2,050)	-2.82%
100	71,800	(937)	-1.29%
Base	72,737
-100	70,627	(2,110)	-2.90%

	2nd Year Net Interest Income
Interest Rate Shocks	$ Estimated Value	$ Change From Base	Change From Base
400	73,653	4,013	5.76%
300	73,025	3,385	4.86%
200	72,235	2,595	3.73%
100	71,294	1,654	2.38%
Base	69,640
-100	65,066	(4,574)	-6.57%

	3rd Year Net Interest Income
Interest Rate Shocks	$ Estimated Value	$ Change From Base	Change From Base
400	83,768	14,365	20.70%
300	80,849	11,446	16.49%
200	77,021	7,618	10.98%
100	73,426	4,023	5.80%
Base	69,403
-100	62,325	(7,078)	-10.20%

	Economic Value of Equity
Interest Rate Shocks	$ Estimated Value	$ Change From Base	Change From Base
400	358,972	(14,848)	-3.97%
300	366,343	(7,477)	-2.00%
200	372,889	(931)	-0.25%
100	376,235	2,415	0.65%
Base	373,820
-100	366,506	(7,314)	-1.96%

ITEM 8	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Pacific Continental Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Pacific Continental Corporation and Subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

(continued)

only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Continental Corporation and Subsidiary as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Pacific Continental Corporation and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Portland, Oregon
March 14, 2016

Pacific Continental Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2015	2014
ASSETS
Cash and due from banks	$23,819	$20,929
Interest-bearing deposits with banks	12,856	4,858

Total cash and cash equivalents	36,675	25,787
Securities available-for-sale	366,598	351,946
Loans, net of deferred fees	1,404,482	1,045,021
Allowance for loan losses	(17,301)	(15,637)

Net loans	1,387,181	1,029,384
Interest receivable	5,721	4,773
Federal Home Loan Bank stock	5,208	10,019
Property and equipment, net of accumulated depreciation	18,014	17,820
Goodwill and intangible assets	43,159	23,495
Deferred tax asset	5,670	4,464
Other real estate owned	11,747	13,374
Bank-owned life insurance	22,884	16,609
Other assets	6,621	6,654

Total assets	$1,909,478	$1,504,325

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$568,688	$407,311
Savings and interest-bearing checking	889,802	646,101
Core time deposits	75,452	57,449

Total core deposits	1,533,942	1,110,861
Other deposits	63,151	98,232

Total deposits	1,597,093	1,209,093
Repurchase agreements	71	93
Federal Home Loan Bank borrowings	77,500	96,000
Junior subordinated debentures	8,248	8,248
Accrued interest and other payables	8,075	6,730

Total liabilities	1,690,987	1,320,164

Commitments and contingencies (Note 21)
Shareholders’ equity
Common stock, no par value, shares authorized: 50, 000, 000; shares issued and outstanding: 19,604,182 at December 31, 2015, and 17,717,676 at December 31, 2014	156,099	131,375
Retained earnings	59,693	48,984
Accumulated other comprehensive income	2,699	3,802

	218,491	184,161

Total liabilities and shareholders’ equity	$1,909,478	$1,504,325

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Interest and dividend income
Loans	$65,694	$53,855	$53,275
Taxable securities	6,532	6,191	5,730
Tax-exempt securities	1,976	1,971	1,918
Federal funds sold & interest-bearing deposits with banks	34	10	10

	74,236	62,027	60,933

Interest expense
Deposits	3,314	3,252	3,389
Federal Home Loan Bank & Federal Reserve borrowings	885	1,088	1,189
Junior subordinated debentures	226	225	200
Federal funds purchased	11	14	16

	4,436	4,579	4,794

Net interest income	69,800	57,448	56,139
Provision for loan losses	1,695	—	250

Net interest income after provision for loan losses	68,105	57,448	55,889

Noninterest income
Service charges on deposit accounts	2,644	2,134	1,926
Bankcard income	1,029	951	1,624
Bank-owned life insurance income	592	473	515
Net gain (loss) on sale of investment securities	672	(34)	(8)
Impairment losses on investment securities (OTTI)	(22)	—	(23)
Other noninterest income	1,710	1,471	1,792

	6,625	4,995	5,826

Noninterest expense
Salaries and employee benefits	27,501	23,555	22,120
Property and equipment	4,347	3,735	3,684
Data processing	3,259	2,720	2,605
Business development	1,640	1,531	1,805
Legal and professional services	1,924	1,252	1,867
FDIC insurance assessment	1,051	868	912
Merger related expense	1,836	470	1,246
Other real estate expense	346	449	2,401
Other noninterest expense	3,986	3,149	4,092

	45,890	37,729	40,732

Income before income tax provision	28,840	24,714	20,983
Income tax provision	10,089	8,672	7,216

Net income	$18,751	$16,042	$13,767

Earnings per share
Basic	$0.97	$0.90	$0.77

Diluted	$0.97	$0.89	$0.76

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Net income	$18,751	$16,042	$13,767
Other comprehensive (loss) income:
Available-for-sale securities:
Unrealized (loss) gain arising during the year	(1,064)	6,266	(9,833)
Reclassification adjustment for (gains) losses realized in net income	(672)	34	8
Other than temporary impairment	22	—	23
Income tax benefit (expense)	668	(2,457)	3,823
Derivative instrument—cash flow hedge
Unrealized (loss) gain arising during the year	(94)	(230)	405
Income tax benefit (expense)	37	90	(158)

Total other comprehensive (loss) income , net of tax	(1,103)	3,703	(5,732)

Total comprehensive income	$17,648	$19,745	$8,035

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2012	17,835,088	$133,017	$44,533	$5,831	$183,381

Net income			13,767		13,767
Other comprehensive loss, net of tax				(5,732)	(5,732)

Comprehensive income					8,035

Stock issuance	56,599				—
Share-based compensation expense		1,136			1,136
Vested employee RSUs and SARs surrendered to cover tax consequesnces		(318)			(318)
Cash dividends ($0.73 per share)			(13,050)		(13,050)

Balance, December 31, 2013	17,891,687	$133,835	$45,250	$99	$179,184

Net income			16,042		16,042
Other comprehensive income, net of tax				3,703	3,703

Comprehensive income					19,745

Stock issuance and related tax benefit	93,069	203			203
Stock repurchase	(267,080)	(3,600)			(3,600)
Share-based compensation expense		1,454			1,454
Vested employee RSUs and SARs surrendered to cover tax consequesnces		(517)			(517)
Cash dividends ($0.69 per share)			(12,308)		(12,308)

Balance, December 31, 2014	17,717,676	$131,375	$48,984	$3,802	$184,161

Net income			18,751		18,751
Other comprehensive loss, net of tax				(1,103)	(1,103)

Comprehensive income					17,648

Stock issuance and related tax benefit	108,404	95			95
Stock issued through acquisition	1,778,102	23,578			23,578
Share-based compensation expense		1,700			1,700
Vested employee RSUs and SARs surrendered to cover tax consequesnces		(649)			(649)
Cash dividends ($0.42 per share)			(8,042)		(8,042)

Balance, December 31, 2015	19,604,182	$156,099	$59,693	$2,699	$218,491

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$18,751	$16,042	$13,767
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, net of accretion	7,138	6,834	8,596
Valuation adjustment on foreclosed assets	129	82	1,948
Capitalized other real estate owned costs	—	—	(67)
Loss (gain) on sale of other real estate owned	2	(7)	—
Provision for loan losses	1,695	—	250
Deferred income tax provision	1,153	2,766	743
BOLI income	(592)	(473)	(515)
Share-based compensation	1,650	1,528	1,196
Excess tax benefit of stock options exercised	(9)	(14)	—
Other than temporary impairment on investment securities	22	—	23
(Gain) loss on sale of investment securities	(672)	34	8
Change in:
(Increase) decrease in interest receivable	(401)	(70)	67
Deferred loan fees	538	66	83
Accrued interest payable and other liabilities	60	598	259
Income taxes (receivable) payable	(1,461)	80	792
Decrease (increase) in other assets	2,010	(3,328)	138

Net cash provided by operating activities	30,013	24,138	27,288

Cash flows from investing activities:
Proceeds from maturities, sales and paydowns available-for-sale investment securities	106,332	71,622	101,079
Purchase of available-for-sale investment securities	(101,500)	(75,184)	(75,340)
Net loan principal originations	(156,746)	(53,447)	(61,604)
Purchase of property and equipment	(1,434)	(428)	(897)
Proceeds on sale of foreclosed assets	2,463	4,831	489
Redemption of FHLB stock	5,438	406	391
Cash consideration paid, net of cash acquired in merger	(3,249)	—	(2,827)

Net cash used by investing activities	(148,696)	(52,200)	(38,709)

Cash flows from financing activities:
Change in deposits	160,033	118,113	(18,384)
Change in repurchase agreements	(22)	—	—
(Increase) decrease in federal funds purchased and FHLB short-term borrowings	(18,500)	(69,150)	37,580
FHLB advances paid-off	—	—	(2,000)
Proceeds from stock options exercised	86	189	—
Redemption of Capital Pacific Bell State Bank debt	(3,344)	—	—
Excess tax benefit of stock options exercised	9	14	—
Dividends paid	(8,042)	(12,308)	(13,050)
Repurchase of common stock	—	(3,600)	—
Vested SARs and RSUs surrendered by employees to cover tax consequence	(649)	(517)	(318)

Net cash provided by financing activities	129,571	32,741	3,828

Net increase (decrease) in cash and cash equivalents	10,888	4,679	(7,593)
Cash and cash equivalents, beginning of year	25,787	21,108	28,701

Cash and cash equivalents, end of year	$36,675	$25,787	$21,108

Supplemental information:
Noncash investing and financing activities:
Transfers of loans to other real estate owned	$967	$1,925	$753
Change in fair value of securities, net of deferred income taxes	$1,046	$3,843	$(5,979)
Acquisitions:
Assets acquired	$257,924	$—	$76,076
Liabilties assumed	$232,698	$—	$63,593
Cash paid during the year for:
Income taxes	$8,423	$8,701	$6,906
Interest	$4,410	$4,540	$4,641

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Notes to Consolidated Financial Statements

In preparing these consolidated financial statements, the Company has evaluated events and transactions subsequent to the balance sheet date for potential recognition or disclosure. All dollar amounts in the following notes are expressed in thousands, except per share data.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation – The consolidated financial statements include the accounts of Pacific Continental Corporation (the “Company”), a bank holding company, and its wholly owned subsidiary, Pacific Continental Bank (the “Bank”) and the Bank’s wholly owned subsidiaries, PCB Service Corporation (which previously owned and operated bank-related real estate but is currently inactive) and PCB Loan Services Corporation (which previously owned and operated certain repossessed or foreclosed collateral but is currently inactive). The Bank provides commercial banking, financing, mortgage lending and other services through 15 offices located in Western Oregon and Western Washington. The Bank also operates three loan production offices in Tacoma, Washington, Denver, Colorado, and the San Francisco Bay Area, California. All significant intercompany accounts and transactions have been eliminated in consolidation.

In November 2005, the Company formed a wholly owned Delaware statutory business trust subsidiary, Pacific Continental Corporation Capital Trust (the “Trust”) which issued $8,248 of guaranteed undivided beneficial interests in Pacific Continental’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). Pacific Continental has not consolidated the accounts of the Trust in its consolidated financial statements in accordance with generally accepted accounting principles, (“GAAP”). As a result, the junior subordinated debentures issued by Pacific Continental to the issuer trust, totaling $8,248, are reflected on Pacific Continental’s consolidated balance sheet at December 31, 2015, and 2014, under the caption “Junior Subordinated Debentures.” Pacific Continental also recognized its $248 investment in the Trust, which is recorded among “Other Assets” in its consolidated balance sheet at December 31, 2015, and 2014.

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

Securities Available-for-Sale – Securities available-for-sale are held for indefinite periods of time and may be sold in response to movements in market interest rates, changes in the maturity or mix of Company assets and liabilities or demand for liquidity. Management determines the appropriate classification of securities at the time of purchase. The Company classified all of its securities as available-for-sale throughout 2015 and 2014.

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

When OTTI is identified, the amount of the impairment is bifurcated into two components: the amount representing credit loss and the amount related to all other factors. The amount representing credit loss is recognized against earnings as a realized loss and the amount representing all other factors is recognized in other comprehensive income as an unrealized loss. The cost basis of an other-than-temporarily impaired security is written down by the amount of impairment recognized in earnings. The new cost basis is not adjusted for subsequent recoveries in fair value. However, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Interest income on securities available-for-sale is included in income using the level yield method.

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

Purchased Credit Impaired Loans (“PCI Loans”)

Loans acquired with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer. In situations where such loans have similar risk characteristics, loans are aggregated into pools to estimate cash flows. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. Expected cash flows at the acquisition date in excess of the fair value of loans are considered to be accretable yield, which is recognized as interest income over the life of the loan pool using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, any increases in cash flow over those expected at purchase date in excess of fair value are recorded as interest income prospectively. Any subsequent decreases in cash flow over those expected at purchase date due to credit deterioration are recognized by recording an allowance for losses on purchased credit impaired loans. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the loan pool at the carrying amount.

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

Regular credit reviews of the portfolio are performed to identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALCO Committee, which reviews loans recommended for impairment. A loan is considered impaired when, based on current information and events, the Company is unlikely to collect all principal and interest due according to the terms of the loan agreement. When a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows except when the sole remaining source of the repayment is the liquidation of the collateral. In these cases, the current fair value of the collateral, less selling costs, is used. Impairment is recognized as a specific component within the allowance for loan losses if the value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. Loans specifically reviewed for impairment are excluded from the general allowance calculation to prevent double-counting the loss exposure. The Company’s ALCO Committee reviews loans recommended for impaired status and those recommended to be removed from impaired status. The Company’s ALCO Committee and Board provide oversight of the allowance for loan losses process and review and approve the allowance methodology on a quarterly basis.

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

Charge-off Methodology

When it becomes evident that a loan has a probable loss and is deemed uncollectable, regardless of delinquent status, the loan is charged-off. A partial charge-off will occur to the extent of the portion of the loan that is not well secured and is in the process of collection. Additionally, a partial charge-off will occur to the extent of the portion of the loan that is not guaranteed by a federal or state government agency and is in the process of collection. In circumstances where it is evident that a government guarantee will not be honored, the loan will be charged-off to the extent of the portion of the loan that is not well secured. Commercial overdrafts will be charged-off within the month the delinquent checking account becomes 90 days delinquent.

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

Off-Balance Sheet Credit Exposure – A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with the Company’s commitment to lend funds under existing agreements such as letters or lines of credit. Management determines the adequacy of the reserve for unfunded commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. These factors include the quality of the current loan portfolio: the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and nonperforming trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience, and other pertinent information. The reserve is based on estimates and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance. Provisions for unfunded commitment losses and recoveries on loans commitments previously charged-off are added to the reserve for unfunded commitments, which is included in the Accrued Interest and Other Payables section of the consolidated balance sheets. At December 31, 2015, the reserve for unfunded loan commitments totaled $360 compared to $227 at December 31, 2014.

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

FHLB stock is generally viewed as a long-term investment. Accordingly, when evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The determination of whether the decline affects the ultimate recoverability is influenced by criteria such as the following:

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

Advertising – Advertising costs are charged to expense during the year in which they are incurred. Advertising expenses were $718, $745, and $894, for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The Company follows the provisions of the Financial Accounting Standards Boards’ (“FASB”) ASC 740, “Income Taxes,” relating to accounting for uncertain tax positions. Uncertain tax positions may arise when the Company takes or expects to take a tax position that is ultimately disallowed by the relevant taxing authority. The Company files income tax returns with the Internal Revenue Service and any states in which it has identified that it has nexus. Tax returns for the years subsequent to 2009 remain open to examination by the taxing jurisdictions. Management reviews the Company’s balance sheet, income statement, income tax provision and income tax returns as well as the permanent and temporary adjustments affecting current and deferred income taxes quarterly and assesses whether uncertain tax positions exist. At December 31, 2015, management does not believe that any uncertain tax positions exist, that are not more-likely-than-not, sustainable upon examination. The Company’s policy with respect to interest and penalties ensuing from income tax settlements is to recognize them as noninterest expense.

Earnings Per Share – Basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share include the effect of common stock equivalents that would arise from the exercise of stock options discussed in Note 17. Weighted shares outstanding are adjusted retroactively for the effect of stock dividends.

	Weighted average shares outstanding as of December 31,
	2015	2014	2013
Basic	19,250,838	17,821,580	17,871,439
Common stock equivalents attributable to stock-based compensation plans	141,241	223,448	188,484

Diluted	19,392,079	18,045,028	18,059,923

Equity grants, including options and Stock Appreciation Rights, for 320,864, 323,933 and 368,705 weighted average shares of common stock were excluded from the diluted earnings per share calculation in 2015, 2014 and 2013, respectively, due to their anti-dilutive effect.

Share-Based Payment Plans – Financial accounting standards require companies to measure and recognize compensation expense for all share-based payments at the grant date based on the fair value of the award, as defined in FASB ASC 718, “Stock Compensation,” and include such costs as an expense in their income statements over the requisite service (vesting) period. The Company estimates the impact of forfeitures based on historical experience with previously granted share-based compensation awards, and considers the impact of the forfeitures when determining the amount of expense to record. The Company generally issues new shares of common stock to satisfy stock option exercises. The Company uses the Black-Scholes option pricing model to measure fair value. No options or Stock Appreciation Rights (“SARs”) were granted in 2014 or 2015. Incentive stock options, nonqualified stock options, restricted stock, restricted stock units, and stock-settled SARs are recognized as equity-based awards and compensation expense is recorded to the income statement over the requisite vesting period based on the grant-date fair value. SARs settled in cash are recognized on the balance sheet as liability-based awards. The grant-date fair value of liability-based awards vesting in the current period, along with the change in fair value of the awards during the period, are recognized as compensation expense and as an adjustment to the recorded liability.

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

Derivative Instruments—Derivative instruments are entered into primarily as a risk management tool of the Company to help manage its interest rate risk position. Financial derivatives are recorded at fair value as other assets and other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are recognized currently in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in accumulated other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income. Any ineffective portion of a cash flow hedge is recognized currently in earnings.

Operating Segments –Public enterprises are required to report certain information about their operating segments in a complete set of financial statements to shareholders. They are also required to report certain enterprise-wide information about the Company’s products and services, its activities in different geographic areas and its reliance on major customers. The basis for determining the Company’s operating segments is the manner in which management operates the business. During 2015, 2014 and 2013, the Company operated under one segment.

Recently Issued Accounting Pronouncements –

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), with an original effective date for annual reporting periods beginning after December 15, 2016. The core principle of this Topic is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which deferred the effective date of ASU 2014-09 to annual periods beginning after December 15, 2017. The adoption of ASU No. 2014-09 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 improves the financial reporting of repurchase agreements and other similar transactions by introducing two accounting changes: (1) repurchase-to-maturity transactions will be accounted for as secured borrowing transactions on the balance sheet; previously, they were accounted for as sales when certain conditions were met, and (2) for repurchase financing arrangements, an entity will account separately for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. It also requires enhanced disclosures about repurchase agreements and other similar transactions. This ASU is effective for the first interim or annual period beginning after December 15, 2014. The adoption of ASU No. 2014-11 did not have a material impact on the Company’s consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on simplifying the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities by reducing the number of consolidation model from four to two, among other changes. The ASU will be effective for periods beginning after December 15, 2015, while early adoption is permitted. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU No. 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. ASU No. 2015-03 should be applied on a retrospective basis. The adoption of ASU No. 2015-03 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of ASU No. 2015-16 has a potential impact on the Company, depending on any future business combinations.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. This ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. In addition, the amendment requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This ASU also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendment also requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for certain provisions. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

Subsequent events – The Company has evaluated events and transactions subsequent to December 31, 2015, for potential recognition or disclosure.

Reclassifications – Certain amounts contained in the 2014 and 2013 consolidated financial statements have been reclassified where appropriate to conform to the financial statement presentation used in 2015. These reclassifications had no effect on previously reported net income.

NOTE 2—BUSINESS COMBINATIONS:

On March 6, 2015, the Company completed its acquisition of all of the common stock of Capital Pacific Bancorp and its wholly-owned subsidiary, Capital Pacific Bank, of Portland, Oregon. The acquisition of Capital Pacific Bank reflects the Company’s overall banking expansion strategy, and expanded the combined Bank’s presence in the Portland market.

The transaction has been accounted for under the acquisition method of accounting. The assets and liabilities were recorded at their estimated fair values as of the acquisition dates. The application of the acquisition method resulted in the recognition of goodwill of $16,374, which is all attributable to the value of Capital Pacific’s lending and deposit gathering banking activities. None of the goodwill is deductible for income tax purposes as the Merger is accounted for as a tax-free exchange. Below is a reconciliation of the goodwill associated with the transaction:

March 6, 2015
Cost basis net assets	$26,847
Less:
Cash payment to shareholders	(16,413)
Cash payment to employees and directors	(1,609)
Stock issued	(23,578)
Fair value adjustments:
Loans and leases, net	(5,376)
Core deposit intangible	3,721
Other	34

Goodwill	$(16,374)

Pursuant to the terms of the merger agreement, former Capital Pacific Bancorp shareholders received either $16.00 per share in cash or 1.132 shares of Pacific Continental common stock for each share of Capital Pacific Bancorp common stock, or a combination of 40.0% in the form of cash and 60.0% in the form of Pacific Continental common stock. Pursuant to the merger agreement, the maximum aggregate cash component of the merger consideration was $16,413 and the aggregate stock component of the merger consideration was 1,778,102 shares of Pacific Continental common stock, the value of which was calculated based on a closing stock price of $13.21per share. The cash election was oversubscribed; therefore shareholders electing all cash received $7.55 in cash and 0.598 shares of Pacific Continental common stock for each share of Capital Pacific common stock. Former Capital Pacific shareholders making a valid mixed election received $6.40 in cash and 0.679 shares of Pacific Continental common stock for each share of Capital Pacific common stock.

The operations of Capital Pacific Bank are included in the operating results beginning March 6, 2015. Capital Pacific Bank’s results of operations prior to the acquisition are not included in the operating results. Revenue information for Capital Pacific Bank related revenue and expense cannot be practically separated from Pacific Continental, therefore proforma revenue disclosures have not been included. Merger-related expense of $1,836 was incurred during the first quarter 2015 in connection with the acquisition of Capital Pacific Bank and recognized within the merger-related expense line item on the Consolidated Statements of Income. Accrued restructuring charges relating to the Capital Pacific Bank acquisition were recorded in other liabilities and had a remaining balance of $12 at December 31, 2015.

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

The statement of assets acquired and liabilities assumed at their fair values are presented below as of the transaction closing date:

CAPITAL PACIFIC BANCORP

Opening balance sheet

(in thousands)

March 6, 2015
ASSETS
Securities available-for-sale	$26,010
Gross loans	208,782
Fair value adjustments
Credit quality-related	(3,316)
Interest rate-related	(2,060)

Net loans	203,406
Interest receivable	547
Federal Home Loan Bank stock	627
Property and equipment	229
Goodwill	16,374
Core deposit intangible	3,721
Deferred tax asset	1,226
Taxes receivable	656
Other real estate owned	845
Bank-owned life insurance	5,683
Other asset	201

Total assets	$259,525

LIABILITIES AND SHAREHOLDERS EQUITY
Deposits	$227,967
Other liabilities	4,731

Total liabilities	232,698
Common stock	23,578
Cash paid, net of cash acquired	3,249

Total liabilities and shareholders’ equity	$259,525

The acquisition of Capital Pacific Bank is not considered significant to the Company’s consolidated financial statements and therefore pro forma financial information is not presented.

NOTE 3—CASH AND CASH EQUIVALENTS:

The Company is required to maintain certain reserves with the Federal Reserve Bank. Such reserves totaling $11,015 and $3,123 were maintained within the Company’s cash balances at December 31, 2015, and 2014, respectively. The Company maintains cash held as collateral for interest rate swaps totaling $803 and $401 at December 31, 2015 and 2014, respectively.

NOTE 4—SECURITIES AVAILABLE-FOR-SALE:

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2015, are as follows:

		Gross	Gross	Estimated	Percentage
	Amortized	Unrealized	Unrealized	Fair	of
	Cost	Gains	Losses	Value	Portfolio
Unrealized Loss Positions
Obligations of U.S. government agencies	$14,491	$—	$(119)	$14,372	3.92%
Obligations of states and political subdivisions	13,438	—	(149)	13,289	3.62%
Private-label mortgage-backed securities	663	—	(33)	630	0.17%
Mortgage-backed securities	95,040	—	(856)	94,184	25.69%
SBA pools	17,225	—	(101)	17,124	4.67%
Corporate securities	899	—	(5)	893	0.25%

	$141,756	$—	$(1,263)	$140,492	38.32%

Unrealized Gain Positions
Obligations of U.S. government agencies	$29,669	$582	$—	$30,251	8.25%
Obligations of states and political subdivisions	80,119	3,743	—	83,862	22.88%
Private-label mortgage-backed securities	2,028	131	—	2,159	0.59%
Mortgage-backed securities	90,126	1,060	—	91,186	24.87%
SBA pools	18,560	88	—	18,648	5.09%
Corporate securities	—	—	—	—	0.00%

	$220,502	$5,604	$—	$226,106	61.68%

	$362,258	$5,604	$(1,263)	$366,598	100.00%

At December 31, 2015, unrealized losses exist on certain securities classified as obligations of U.S. government agencies, obligations of states and political subdivisions, mortgage-backed securities, private-label mortgage-backed securities and SBA pools. The unrealized losses on all securities are deemed to be temporary, as these securities retain strong credit ratings, continue to perform adequately, and are backed by various government sponsored enterprises. These decreases in fair value are associated with the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities has resulted from to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015.

The following table presents a summary of securities in a continuous unrealized loss position as December 31, 2015:

	Securities in	Gross Unrealized	Securities in	Gross Unrealized
	Continuous	Loss on	Continuous	Loss on
	Unrealized	Securities in	Unrealized	Securities in
	Loss Positions	Loss Position	Loss Positions	Loss Position
	for less than 12	for Less than	for 12 Months	for 12 Months
	Months	12 Months	or Longer	or Longer
Obligations of U.S. government agencies	$14,372	$(119)	$—	$—
Obligations of states and political subdivisions	12,761	(145)	528	(4)
Private-label mortgage-backed securities	240	(4)	390	(29)
Mortgage-backed securities	87,896	(711)	6,288	(145)
SBA variable rate pools	13,539	(78)	3,585	(23)
Corporate securities	893	(5)	—	—

	$129,701	$(1,062)	$10,791	$(201)

On a monthly basis management reviewed all of its private-label mortgage-backed securities for the presence of OTTI and during 2015 recorded $22 on one security. Management’s evaluation included the use of independently-generated third-party credit surveillance reports that analyze the loans underlying each security. These reports include estimates of default rates and severities, life collateral loss rates, and static voluntary prepayment assumptions to generate estimated cash flows at the individual security level. Additionally, management considered factors such as downgraded credit ratings, severity and duration of the impairments, the stability of the issuers, and any discounts paid when the securities were purchased. Management has considered all available information related to the collectability of the impaired investment securities and believes that the estimated credit loss is appropriate.

Following is a tabular roll-forward of the amount of credit-related OTTI recognized in earnings during 2015, 2014 and 2013:

	December 31,
	2015	2014	2013
Balance, beginning of period:	$227	$227	$204
Additions:
OTTI credit loss recorded	22	—	23
Less:
OTTI reduction from sale or maturity	—	—	—

Balance, end of period:	$249	$227	$227

At December 31, 2015, six of the Company’s private-label mortgage-backed securities with an amortized cost of $1,506 were classified as substandard as their ratings were below investment grade. Securities with an amortized cost of $1,879 and $2,593 were classified as substandard at December 31, 2014, and December 31, 2013, respectively.

At December 31, 2015 the projected average life of the securities portfolio was 4.21 years and its modified duration was 3.73 years.

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2014, were as follows:

		Gross	Gross	Estimated	Percentage
	Amortized	Unrealized	Unrealized	Fair	of
	Cost	Gains	Losses	Value	Portfolio
Unrealized Loss Positions
Obligations of U.S. government agencies	$7,573	$—	$(72)	$7,501	2.13%
Obligations of states and political subdivisions	11,755	—	(253)	11,502	3.27%
Private-label mortgage-backed securities	847	—	(64)	783	0.22%
Mortgage-backed securities	64,644	—	(544)	64,100	18.21%
SBA pools	13,059	—	(56)	13,003	3.70%

	$97,878	$—	$(989)	$96,889	27.53%

Unrealized Gain Positions
Obligations of U.S. government agencies	$31,068	$616	$—	$31,684	9.00%
Obligations of states and political subdivisions	69,172	3,307	—	72,479	20.59%
Private-label mortgage-backed securities	2,924	109	—	3,033	0.86%
Mortgage-backed securities	138,306	2,984	—	141,290	40.15%
SBA variable rate pools	6,541	30	—	6,571	1.87%

	248,011	7,046	—	255,057	72.47%

	$345,889	$7,046	$(989)	$351,946	100.00%

The following table presents a summary of securities in a continuous unrealized loss position at December 31, 2014:

		Gross		Gross
	Securities in	Unrealized	Securities in	Unrealized
	Continuous	Loss on	Continuous	Loss on
	Unrealized	Securities in	Unrealized	Securities in
	Loss Positions	Loss Position	Loss Positions	Loss Position
	for less than 12	for Less than	for 12 Months	for 12 Months
	Months	12 Months	or Longer	or Longer
Obligations of U.S. government agencies	$4,564	$(10)	$2,936	$(62)
Obligations of states and political subdivisions	2,620	(38)	8,883	(214)
Private-label mortgage-backed securities	303	(12)	480	(52)
Mortgage-backed securities	40,269	(178)	23,831	(366)
SBA variable rate pools	11,833	(49)	1,169	(8)
	$59,589	$(287)	$37,299	$(702)

The amortized cost and estimated fair value of securities at December 31, 2015, and 2014, are shown below by maturity or projected average life, depending on the type of security. Obligations of U.S. government agencies and states and political subdivisions are shown by contractual maturity. Mortgage-backed securities are shown by projected average life.

	December 31,
	2015		2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$14,455	$14,513	$17,072	$17,273
Due after one year through 5 years	235,926	238,637	220,908	223,540
Due after 5 years through 10 years	109,017	110,539	69,523	71,584
Due after 10 years	2,860	2,909	38,386	39,549

	$362,258	$366,598	$345,889	$351,946

During 2015, 61 investment securities were sold resulting in proceeds of $52,371. The sales generated a gross gain of $922 and a gross loss of $250, totaling a net gain of $672. The specific identification method was used to determine the cost of the securities sold.

During 2014, 72 investment securities were sold resulting in proceeds of $25,570. The sales generated a gross gain of $318 and a gross loss of $352, totaling a net loss of $34. The specific identification method was used to determine the cost of the securities sold.

During 2013, four investment securities were sold resulting in proceeds of $1,843. The sales generated a gross loss of $8. The specific identification method was used to determine the cost of the securities sold.

The following table presents investment securities which were pledged to secure public deposits and repurchase agreements as permitted and required by law:

	December 31,
	2015		2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Pledged to secure public deposits	$27,938	$29,052	$31,937	$32,802
Pledged to secure repurchase agreements	3,985	4,111	3,976	4,062

	$31,923	$33,163	$35,913	$36,864

At December 31, 2015, and December 31, 2014, there was an outstanding balance for repurchase agreements of $71 and $93, respectively.

NOTE 5 – LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY INDICATORS:

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

Major classifications of loans at December 31 are as follows:

	December 31,	% of gross	December 31,	% of gross
	2015	loans	2014	loans
Real estate secured loans:
Multi-family residential	$66,445	4.7%	$51,586	4.9%
Residential 1-4 family	53,776	3.8%	47,222	4.5%
Owner-occupied commercial	364,742	26.0%	259,805	24.8%
Nonowner-occupied commercial	300,774	21.4%	201,558	19.3%

Total permanent real estate loans	785,737	55.9%	560,171	53.5%
Construction loans:
Multi-family residential	7,027	0.5%	8,472	0.8%
Residential 1-4 family	30,856	2.2%	28,109	2.7%
Commercial real estate	42,680	3.0%	18,595	1.8%
Commercial bare land and acquisition & development	20,537	1.5%	12,159	1.2%
Residential bare land and acquisition & development	7,268	0.5%	6,632	0.6%

Total construction real estate loans	108,368	7.7%	73,967	7.1%

Total real estate loans	894,105	63.6%	634,138	60.6%
Commercial loans	501,976	35.7%	406,568	38.9%
Consumer loans	3,351	0.2%	3,862	0.4%
Other loans	6,580	0.5%	1,443	0.1%

Gross loans	1,406,012	100.00%	1,046,011	100.0%
Deferred loan origination fees	(1,530)		(990)

	1,404,482		1,045,021
Allowance for loan losses	(17,301)		(15,637)

Total loans, net of allowance for loan losses and net deferred fees	$1,387,181		$1,029,384

At December 31, 2015, outstanding loans to dental professionals totaled $340,162 and represented 24.19% of total outstanding loans compared to dental professional loans of $306,391 or 29.29% of total loans at December 31, 2014. Additional information about the Company’s dental portfolio can be found in Note 6. There are no other industry concentrations in excess of 10.00% of the total loan portfolio. However, as of December 31, 2015, 63.60% of the Company’s loan portfolio was collateralized by real estate and is, therefore, susceptible to changes in local market conditions. While appropriate action is taken to manage identified concentration risks, management believes that the loan portfolio is well diversified by geographic location and among industry groups.

Purchased Loans

The following table represents the contractually required principal payments and the carrying balance of loans acquired in the Century Bank acquisition and the Capital Pacific Bank acquisition, at December 31, 2015, 2014 and 2013, respectively.

	December 31,
	2015	2014	2013
Contractually required principal payments	$183,347	$28,187	$44,358
Purchase adjustment for credit and interest rate	(3,958)	(881)	(1,341)

Balance of acquired loans	$179,389	$27,306	$43,017

Purchased Credit Impaired Loans

On March 6, 2015, the Bank acquired purchased credit impaired loans with a fair value of $9,464, associated with the Capital Pacific Acquisition. The contractually required principal and interest payments at acquisition totaled $13,897, of which $646 were not expected to be collected .

The following table represents the contractually required principal balance of purchased impaired loans and the carrying balance at December 31, 2015, 2014 and 2013:

	December 31,
	2015	2014	2013
Contractually required principal payments for purchased credit impaired loans	$11,528	$2,753	$3,257
Accretable yield	(1,070)	(151)	(377)
Nonaccretable yield	(378)	(321)	(321)

Balance of purchased credit impaired loans	$10,080	$2,282	$2,559

The following tables summarize the changes in the accretable yield for purchased impaired loans for the year ended December 31, 2015 and 2014:

	Year ended December 31, 2015
	Century	Capital Pacific	Total
Balance, beginning of period	$151	$—	$151
Additions	—	1,569	1,569
Accretion to interest income	(111)	(539)	(650)

Balance, end of period	$40	$1,030	$1,070

Year ended December 31, 2014
Century
Balance, beginning of period	$377
Additions	—
Accretion to interest income	(226)

Balance, end of period	$151

Allowance for Loan Losses

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

During 2013, the Company changed to full migration analysis from the method of probability of default and loss given default, to determine the appropriate amount of general reserves. The Company believes the change provides a more granular analysis accounting for changes in the composition of the portfolio and credit quality deterioration. This method of analysis involves tracking the loss experience on a rolling population of loans over a period of several quarters and the collection and analysis of historical data to determine what rate of loss the Bank has incurred on similarly criticized loans and how the current portfolio could migrate to loss. The change in methodology did not have a material impact on the allowance for loan losses calculation.

The following tables present a summary of the activity in the allowance for loan losses by major loan classification for the periods ended December 31, 2015, 2014 and 2013:

	For the year ended December 31, 2015
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$5,733	$7,494	$1,077	$54	$1,279	$15,637
Charge-offs	(630)	(61)	—	(9)	—	(700)
Recoveries	562	76	16	15	—	669
Provision (reclassification)	684	788	165	(14)	72	1,695

Ending balance	$6,349	$8,297	$1,258	$46	$1,351	$17,301

	For the year ended December 31, 2014
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$5,113	$7,668	$1,493	$68	$1,575	$15,917
Charge-offs	(610)	(58)	(155)	(12)	—	(835)
Recoveries	348	186	16	5	—	555
Provision (reclassification)	882	(302)	(277)	(7)	(296)	—

Ending balance	$5,733	$7,494	$1,077	$54	$1,279	$15,637

	For the year ended December 31, 2013
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$3,846	$9,456	$1,987	$70	$986	$16,345
Charge-offs	(1,658)	(407)	—	(23)	—	(2,088)
Recoveries	982	360	60	8	—	1,410
Provision (reclassification)	1,943	(1,741)	(554)	13	589	250

Ending balance	$5,113	$7,668	$1,493	$68	$1,575	$15,917

The following table presents the allowance and recorded investment in loans by major loan classification at December 31, 2015, and 2014:

	December 31, 2015
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$6,303	$8,267	$1,159	$46	$1,351	$17,126
Ending allowance: individually evaluated for impairment	46	30	99	—	—	175
Ending allowance: loans acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance	$6,349	$8,297	$1,258	$46	$1,351	$17,301

Ending loan balance: collectively evaluated for impairment	$504,261	$771,543	$107,977	$3,351	$—	$1,387,132
Ending loan balance: individually evaluated for impairment	2,627	5,782	391	—	—	8,800
Ending loan balance: loans acquired with deteriorated credit quality	1,668	8,412	—	—	—	10,080

Total ending loan balance	$508,556	$785,737	$108,368	$3,351	$—	$1,406,012

	December 31, 2014
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$5,662	$7,438	$959	$54	$1,279	$15,392
Ending allowance: individually evaluated for impairment	71	56	118	—	—	245
Ending allowance: loans acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance	$5,733	$7,494	$1,077	$54	$1,279	$15,637

Ending loan balance: collectively evaluated for impairment	$405,414	$553,655	$73,610	$3,862	$—	$1,036,541
Ending loan balance: individually evaluated for impairment	2,514	4,317	357	—	—	7,188
Ending loan balance: loans acquired with deteriorated credit quality	83	2,199	—	—	—	2,282

Total ending loan balance	$408,011	$560,171	$73,967	$3,862	$—	$1,046,011

The 2015 ending allowance includes $175 in specific allowance for $8,800 of impaired loans ($7,527 net of government guarantees). At December 31, 2014, the Company had $7,188 of impaired loans ($6,065 net of government guarantees) with a specific allowance of $245 assigned. Management believes that the allowance for loan losses was adequate as of December 31, 2015. However, future loan losses may exceed the levels provided for in the allowance for loan losses and could possibly result in additional charges to the provision for loan losses.

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

The following tables present the Company’s loan portfolio information by loan type and credit grade at December 31, 2015, and 2014:

	Credit Quality Indicators
	As of December 31, 2015
	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$66,208	$—	$237	$—	$66,445
Residential 1-4 family	49,077	—	4,699	—	53,776
Owner-occupied commercial	353,249	—	11,493	—	364,742
Nonowner-occupied commercial	296,528	—	4,246	—	300,774

Total real estate loans	765,062	—	20,675	—	785,737
Construction
Multi-family residential	7,027	—	—	—	7,027
Residential 1-4 family	30,803	—	53	—	30,856
Commercial real estate	42,580	—	100	—	42,680
Commercial bare land and acquisition & development	20,265	—	272	—	20,537
Residential bare land and acquisition & development	4,969	—	2,299	—	7,268

Total construction loans	105,644	—	2,724	—	108,368
Commercial and other	494,267	—	14,289	—	508,556
Consumer	3,350	—	1	—	3,351

Totals	$1,368,323	$—	$37,689	$—	$1,406,012

Percentage of total portfolio	97.32%	0.00%	2.68%	0.00%	100.00%

	Credit Quality Indicators
	As of December 31, 2014
	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$50,074	$—	$1,512	$—	$51,586
Residential 1-4 family	39,527	—	7,695	—	47,222
Owner-occupied commercial	254,166	—	5,639	—	259,805
Nonowner-occupied commercial	197,940	—	3,618	—	201,558

Total real estate loans	541,707	—	18,464	—	560,171
Construction
Multi-family residential	8,472	—	—	—	8,472
Residential 1-4 family	28,109	—	—	—	28,109
Commercial real estate	17,645	—	950	—	18,595
Commercial bare land and acquisition & development	11,917	—	242	—	12,159
Residential bare land and acquisition & development	5,954	—	678	—	6,632

Total construction loans	72,097	—	1,870	—	73,967
Commercial and other	395,918	—	12,093	—	408,011
Consumer	3,854	—	8	—	3,862

Totals	$1,013,576	$—	$32,435	$—	$1,046,011

Percentage of total portfolio	96.90%	0.00%	3.10%	0.00%	100.00%

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

The following tables present an aged analysis of past due and nonaccrual loans at December 31, 2015, and 2014:

Aged Analysis of Loans Receivable

As of December 31, 2015

			Greater
	30-59 Days	60-89 Days	Than		Total Past
	Past Due	Past Due	90 Days		Due and	Total	Total Loans
	Still Accruing	Still Accruing	Still Accruing	Nonaccrual	Nonaccrual	Current	Receivable
Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$66,445	$66,445
Residential 1-4 family	—	—	—	733	733	53,043	53,776
Owner-occupied commercial	—	—	—	2,369	2,369	362,373	364,742
Nonowner-occupied commercial	—	—	—	790	790	299,984	300,774

Total real estate loans	—	—	—	3,892	3,892	781,845	785,737
Construction
Multi-family residential	—	—	—	—	—	7,027	7,027
Residential 1-4 family	480	—	—	53	533	30,323	30,856
Commercial real estate	—	—	—	—	—	42,680	42,680
Commercial bare land and acquisition & development	—	—	—	—	—	20,537	20,537
Residential bare land and acquisition & development	—	—	—	—	—	7,268	7,268

Total construction loans	480	—	—	53	533	107,835	108,368
Commercial and other	—	—	—	1,564	1,564	506,992	508,556
Consumer	1	3	—	—	4	3,347	3,351

Total	$481	$3	$—	$5,509	$5,993	$1,400,019	$1,406,012

Percentage of total portfolio	0.03%	0.00%	0.00%	0.39%	0.43%	99.57%	100.00%

Aged Analysis of Loans Receivable

As of December 31, 2014

			Greater
	30-59 Days	60-89 Days	Than		Total Past
	Past Due	Past Due	90 Days		Due and	Total	Total Loans
	Still Accruing	Still Accruing	Still Accruing	Nonaccrual	Nonaccrual	Current	Receivable
Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$51,586	$51,586
Residential 1-4 family	568	—	—	320	888	46,333	47,221
Owner-occupied commercial	—	—	—	599	599	259,206	259,805
Nonowner-occupied commercial	605	—	—	906	1,511	200,047	201,558

Total real estate loans	1,173	—	—	1,825	2,998	557,172	560,170
Construction
Multi-family residential	—	—	—	—	—	8,472	8,472
Residential 1-4 family	—	—	—	—	—	28,109	28,109
Commercial real estate	—	—	—	—	—	18,595	18,595
Commercial bare land and acquisition & development	—	—	—	—	—	12,159	12,159
Residential bare land and acquisition & development	—	—	—	—	—	6,632	6,632

Total construction loans	—	—	—	—	—	73,967	73,967
Commercial and other	327	—	—	870	1,197	406,815	408,012
Consumer	4	1	—	—	5	3,857	3,862

Total	$1,504	$1	$—	$2,695	$4,200	$1,041,811	$1,046,011

Percentage of total portfolio	0.14%	0.00%	0.00%	0.26%	0.40%	99.60%	100.00%

Impaired Loans

Regular credit reviews of the portfolio are performed to identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALCO for review and are included in the specific calculation of allowance for loan losses. A loan is considered impaired when, based on current information and events, the Company is unlikely to collect all principal and interest due according to the terms of the loan agreement. When the amount of the impairment represents a confirmed loss it is charged off against the allowance for loan losses. Impaired loans are often reported net of government guarantees to the extent that the guarantees are expected to be collected. Impaired loans generally include all loans classified as nonaccrual and troubled debt restructurings.

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

The following tables display an analysis of the Company’s impaired loans at December 31, 2015, and 2014:

Impaired Loan Analysis

As of December 31, 2015

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation
Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	374	308	682	911	766	5
Owner-occupied commercial	2,788	—	2,788	2,788	1,177	—
Nonowner-occupied commercial	2,287	25	2,312	2,374	2,395	25

Total real estate loans	5,449	333	5,782	6,073	4,338	30
Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	53	—	53	72	32	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	—	338	338	338	347	99

Total construction loans	53	338	391	410	379	99
Commercial and other	2,091	536	2,627	3,018	2,404	46
Consumer	—	—	—	—	—	—

Total impaired loans	$7,593	$1,207	$8,800	$9,501	$7,121	$175

Impaired Loan Analysis

As of December 31, 2014

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation
Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	455	313	768	996	1,005	2
Owner-occupied commercial	1,046	—	1,046	1,046	1,756	—
Nonowner-occupied commercial	2,449	54	2,503	2,523	1,927	54

Total real estate loans	3,950	367	4,317	4,565	4,688	56
Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	—	357	357	357	365	118

Total construction loans	—	357	357	357	365	118
Commercial and other	1,942	572	2,514	2,823	3,831	71
Consumer	—	—	—	—	—	—

Total impaired loans	$5,892	$1,296	$7,188	$7,745	$8,884	$245

The impaired balances reported above are not adjusted for government guarantees of $1,273 and $1,123 at December 31, 2015, and December 31, 2014, respectively. The recorded investment in impaired loans, net of government guarantees, totaled $7,527 and $6,065 at December 31, 2015, and December 31, 2014, respectively.

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

The following table displays the Company’s TDRs by class at December 31, 2015, and 2014:

	Troubled Debt Restructurings as of
	December 31, 2015		December 31, 2014
	Number of Contracts	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment
Real estate
Multifamily residential	—	$—	—	$—
Residential 1-4 family	6	682	7	768
Owner-occupied commercial	3	2,788	2	1,046
Non owner-occupied commercial	7	2,312	7	2,503

Total real estate loans	16	5,782	16	4,317
Construction
Multifamily residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—
Commercial and other	11	2,170	12	2,259
Consumer	—	—	—	—

	27	$7,952	28	$6,576

The recorded investment on TDRs in nonaccrual status totaled $1,807 and $1,649 at December 31, 2015, and December 31, 2014, respectively. The Bank’s policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appear relatively certain. The Bank’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

For the twelve months ended December 31, 2015, the Company restructured two loans into troubled debt testructurings for which impairment was previously measured under the Company’s general loan loss allowance methodology. The total recorded investment in such receivables was $2,077, and the associated allowance for loan losses was $0 at December 31, 2015.

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

The following tables present newly restructured loans that occurred during the twelve months ended December 31, 2015, and 2014, respectively:

Troubled Debt Restructurings
Identified during the twelve months ended December 31, 2015
	Rate Modification	Term Modification	Interest Only Modification	Combination Modification
Real estate
Multifamily residential	$—	$—	$—	$—
Residential 1-4 family	—	—	—	—
Owner-occupied commercial	—	1,780	—	—
Non owner-occupied commercial	—	—	—	—

Total real estate loans	—	1,780	—	—
Construction
Multifamily residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—
Commercial and other	297	—	—	—
Consumer	—	—	—	—

	$297	$1,780	$—	$—

Troubled Debt Restructurings
Identified during the twelve months ended December 31, 2014
	Rate Modification	Term Modification	Interest Only Modification	Combination Modification
Real estate
Multifamily residential	$—	$—	$—	$—
Residential 1-4 family	—	—	—	—
Owner-occupied commercial	—	—	—	—
Non owner-occupied commercial	—	1,597	548	—

Total real estate loans	—	1,597	548	—
Construction
Multifamily residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—
Commercial and other	221	274	483	—
Consumer	—	—	—	—

	$221	$1,871	$1,031	$—

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

Troubled Debt Restructurings That Subsequently Defaulted within the 12 Months ended December 31,
	2015		2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate
Multifamily residential	—	$—	—	$—
Residential 1-4 family	—	—	—	—
Owner-occupied commercial	—	—	—	—
Non owner-occupied commercial	—	—	3	548

Total real estate loans	—	—	3	548
Construction
Multifamily residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—
Commercial and other	—	—	—	—
Consumer	—	—	—	—

	—	$—	3	$548

At December 31, 2015, and December 31, 2014, the Company had no commitments to lend additional funds on loans restructured as TDRs.

NOTE 6 – DENTAL LOAN PORTFOLIO:

To assist in understanding the concentrations and risks associated with the Bank’s loan portfolio, the following Note has been included to provide additional information relating to the Bank’s dental lending portfolio. At December 31, 2015, and 2014, loans to dental professionals totaled $340,162 and $306,391, respectively, and represented 24.19% and 29.29% of outstanding loans. As of December 31, 2015, and 2014, dental loans supported by government guarantees totaled $9,027 and $12,700, respectively. This represented 2.65% and 4.15% of the outstanding dental loan balances, respectively as of such dates.

The Company defines a “dental loan” as loan to dental professionals for the purpose of practice expansion, acquisition or other purpose, supported by the cash flows of a dental practice.

Loan Classification

Major classifications of dental loans, at December 31, 2015, and 2014, are as follows:

	December 31,
	2015	2014
Real estate secured loans:
Owner-occupied commercial	$56,145	$60,092
Other dental real estate loans	2,198	2,785

Total permanent real estate loans	58,343	62,877
Dental construction loans	4,334	604

Total real estate loans	62,677	63,481

Commercial loans	277,485	242,910

Gross loans	$340,162	$306,391

Market Area

The Bank’s defined “market area” is within the States of Oregon and Washington west of the Cascade Mountain Range. This area is serviced by branch locations in Eugene, Portland and Seattle. The Company also makes national dental loans throughout the United States, and currently has dental loans in 37 states, outside of Oregon and Washington. National loan relationships are maintained and serviced by Bank personnel primarily located in Portland.

The following table represents the dental lending by borrower location:

	December 31,
	2015	2014
Local	$145,817	$159,425
National	194,345	146,966

Total	$340,162	$306,391

Allowance

The allowance for loan losses identified for the dental loan portfolio is established as an amount that management considers adequate to absorb possible losses on existing loans within the dental portfolio. The allowance related to the dental loan portfolio consists of general and specific components. The general component is based upon all dental loans collectively evaluated for impairment, including qualitative conditions associated with: loan type, out-of-market location, start-up financing, practice acquisition financing and specialty practice financing. The specific component is based upon dental loans individually evaluated for impairment.

	For the Years Ended December 31,
	2015	2014	2013
Balance, beginning of period	$4,141	$3,730	$2,683
Provision (reclassification)	(71)	918	2,208
Charge-offs	(78)	(631)	(1,232)
Recoveries	30	124	71

Balance, end of period	$4,022	$4,141	$3,730

Credit Quality

Please refer to Note 5 for additional information on the definitions of the credit quality indicators.

The following tables present the Company’s dental loan portfolio information by market and credit grade at December 31, 2015 and 2014:

Dental Credit Quality Indicators

As of December 31, 2015

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Local	$143,541	$—	$2,276	$—	$145,817
National	191,574	—	2,771	—	194,345

Total	$335,115	$—	$5,047	$—	$340,162

Dental Credit Quality Indicators

As of December 31, 2014

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Local	$156,589	$—	$2,836	$—	$159,425
National	144,120	—	2,846	—	146,966

Total	$300,709	$—	$5,682	$—	$306,391

Past Due and Nonaccrual Loans

Please refer to Note 5 for additional information on the definitions of “past due.”

The following tables present an aged analysis of the dental loans by market, including nonaccrual loans, at December 31, 2015 and 2014:

Aged Analysis of Dental Loans Receivable

As of December 31, 2015

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Local	$—	$—	$—	$513	$513	$145,304	$145,817
National	—	—	—	—	—	194,345	194,345

Total	$—	$—	$—	$513	$513	$339,649	$340,162

Aged Analysis of Dental Loans Receivable

As of December 31, 2014

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Local	$327	$—	$—	$597	$924	$158,501	$159,425
National	—	—	—	—	—	146,966	146,966

Total	$327	$—	$—	$597	$924	$305,467	$306,391

NOTE 7 – LOAN PARTICIPATIONS AND SERVICING:

In the normal course of business the Company may sell portions of loans to other institutions for cash in order to extend its lending capacity or to mitigate risk. These sales are commonly referred to as loan participations. Loan participations are performed without recourse and the participant’s interest is ratably concurrent with that retained by the Company. Cash flows are shared proportionately and neither the Company’s nor the participant’s interest is subordinated. The Company retains servicing rights and manages the client relationships for a reasonable servicing fee. The participated portion of these loans is not included in the accompanying consolidated balance sheets, and the servicing component of these transactions in the aggregate is material to the consolidated financial statements. The Company’s exposure to loss is limited to its retained interest in the loans.

The following table reflects the amounts of loans participated.

	December 31,
	2015	2014
Total principal amount outstanding	$74,018	$22,840
less: principal amount derecognized	(37,211)	(11,821)

Principal amount included in gross loans on the balance sheet	$36,807	$11,019

NOTE 8 – PROPERTY AND EQUIPMENT:

The balance of property and equipment net of accumulated depreciation and amortization at December 31, 2015 and 2014, consists of the following:

	December 31,
	2015	2014
Land	$3,831	$3,831
Buildings and improvements	19,244	19,056
Furniture and equipment	14,310	12,835

	37,385	35,722
less: accumulated depreciation & amortization	(19,371)	(17,902)

Net property and equipment	$18,014	$17,820

Depreciation expense was $1,531, $1,491, and $1,495, for the years ended December 31, 2015, 2014, and 2013, respectively.

The Company leases certain facilities for office locations under non-cancelable operating lease agreements expiring through 2031. Rent expense related to these leases totaled $1,542, $1,324, and $1,381, in 2015, 2014, and 2013, respectively. The Company leases approximately 26.00% of its Gateway building (Springfield, Oregon) to others under non-cancelable operating lease agreements extending through 2020.

Future minimum payments required and anticipated lease revenues under these leases are:

	Lease Commitments	Property Leased to Others
2016	$1,390	$227
2017	1,398	59
2018	1,808	59
2019	1,169	59
2020	839	24
Thereafter	4,930	—

	$11,534	$428

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS:

The following table summarizes the changes in the Company’s goodwill and core deposit intangible asset for the three years ended December 31, 2013, 2014 and 2015:

	Goodwill	Core Deposit Intangible	Total
Balance, December 31, 2012	$22,031	$—	$22,031
Increase due to Century Bank acquisition	850	845	1,695
Amortization	—	(110)	(110)

Balance, December 31, 2013	$22,881	$735	$23,616
Amortization	—	(121)	(121)

Balance, December 31, 2014	$22,881	$614	$23,495
Increase due to Capital Pacific acquisition	16,374	3,721	20,095
Amortization	—	(431)	(431)

Balance, December 31, 2015	$39,255	$3,904	$43,159

At December 31, 2015, the Company had a recorded balance of $39,255 in goodwill from the November 30, 2005, acquisition of Northwest Business Financial Corporation (“NWBF”), the February 1, 2013, acquisition of Century Bank, and the March 6, 2015, acquisition of Capital Pacific Bank.

The Century Bank and Capital Pacific Bank core deposit intangible was determined to have an expected life of seven years and ten years, respectively, and each is being amortized over its respective period using the straight-line method. The Century Bank core deposit intangible will be fully amortized in January 2020, and the Capital Pacific Bank core deposit intangible will be fully amortized in February 2025.

The table below presents the forecasted amortization expense for intangible assets related to the acquisition of Century Bank and Capital Pacific Bank.

Year	Expected Amortization
2016	$493
2017	493
2018	493
2019	493
2020	382
Thereafter	1,550

$3,904

NOTE 10 – DEPOSITS:

Scheduled maturities or repricing of time deposits at December 31, 2015, are as follows:

December 31,
2015
2016	$90,132
2017	14,245
2018	9,179
2019	3,600
2020	1,331
Thereafter	20,116

$138,603

Time deposits with balances of $250 or greater were $97,147 at December 31, 2015.

NOTE 11 – FEDERAL FUNDS AND OVERNIGHT FUNDS PURCHASED:

The Company had unsecured federal funds borrowing lines with various correspondent banks totaling $129,000 at December 31, 2015 and 2014. At December 31, 2015, and December 31, 2014, there were no outstanding borrowings on this line.

The Company also had a secured overnight borrowing line available from the Federal Reserve Bank that totaled $76,912 and $65,084 at December 31, 2015, and 2014, respectively. The Federal Reserve Bank borrowing line is secured through the pledging of approximately $140,801 of commercial loans under the Company’s Borrower-In-Custody program. At December 31, 2015, and 2014, there were no outstanding borrowings on this line.

In addition to federal funds borrowing lines the Company maintains a letter of credit valued at $1,200 with a correspondent bank. The purpose of this line is to support commitments of the Company clients when conducting business internationally. At December 31, 2015, and 2014, there were no outstanding borrowings on this line.

NOTE 12 – FEDERAL HOME LOAN BANK BORROWINGS:

The Company has a borrowing limit with the FHLB equal to 35.00% of total assets, subject to discounted collateral. The Company does have the ability to access the FHLB excess stock pool, thus borrowing is not limited by FHLB stock held. At December 31, 2015, the maximum borrowing line was $657,086; however, the FHLB borrowing line was limited by the discounted value of collateral pledged. The Company had pledged $666,297 in real estate loans to the FHLB that had a discounted value of $414,044. There was $77,500 borrowed on this line at December 31, 2015.

At December 31, 2014, the maximum FHLB borrowing line was $451,298, and the Company had pledged real estate loans and securities to the FHLB with a discounted value of $318,854. There was $96,000 borrowed on this line at December 31, 2014.

FHLB borrowings by year of maturity and applicable interest rate are summarized as follows as of December 31, 2015:

	Current	December 31,
	Rates	2015
Cash management advance	0.34%	$47,000
2016	2.12%	22,500
2017	2.28%	3,000
2018	1.55%	3,000
2019	—	—
Thereafter	3.85%	2,000

		$77,500

NOTE 13 – JUNIOR SUBORDINATED DEBENTURES:

In connection with the November 2005 acquisition of NWB Financial Corporation, the Company formed a wholly owned Delaware statutory business trust subsidiary, Pacific Continental Corporation Capital Trust (the “Trust”), which issued $8,248 of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8,248 of junior subordinated debentures of the Company. The debentures, which represent the sole asset of the Trust, accrued and paid distributions quarterly at a fixed rate of 6.265% per annum of the stated liquidation value of $1 per capital security. At January 7, 2012, the interest rate changed to a variable rate of three-month LIBOR plus 135 basis points. See Note 14 for additional information regarding the interest rate swap agreement executed on the debenture in 2013.

The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of (1) accrued and unpaid distributions required to be paid on the Trust Preferred Securities, (2) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust, and (3) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on January 7, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after, January 7, 2012. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued interest. For the years ended December 31, 2015, 2014, and 2013, the Company recognized net interest expense of $226, $225, and $200, respectively, related to the Trust Preferred Securities.

NOTE 14 – DERIVATIVE INSTRUMENTS:

During the second quarter 2013, the Company entered into an interest rate swap agreement with an $8,000 notional amount to convert its variable-rate Junior Subordinated Debenture debt into a fixed rate for a term of approximately 7 years at a rate of 2.73%. The derivative is designated as a cash flow hedge. The hedge meets the definition of highly effective and the Company expects the hedge to be highly effective throughout the remaining term of the swap. The fair value of the derivative instrument at December 31, 2015, was an $82 unrealized gain, which is recorded in the other asset section of the balance sheet, net of the tax effect.

The Company maintains written documentation for the hedge. This documentation identifies the hedging objective and strategy, the hedging instrument, the instrument being hedged, the reasoning behind the assertion that the hedge is highly effective and the methodology for measuring ongoing hedge effectiveness and ineffectiveness. The Company deposited cash collateral totaling $401 with a counterparty as of April 22, 2013, to satisfy collateral requirements associated with the interest rate swap contract.

Upon the acquisition of Capital Pacific Bank on March 6, 2015, the Bank acquired three interest rate swaps entered into by Capital Pacific Bank with commercial banking customers tied to loans on the balance sheet. Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of December 31, 2015, the Bank had interest rate swaps with an aggregate notional amount of approximately $8,774, related to this program. The Bank does not require separately pledged collateral to secure its interest rate swaps with customers. However, it does make a practice of cross-collateralizing the interest rate swaps with collateral on the underlying loan.

The termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $23 as of December 31, 2015. The Bank has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral totaling $250 consisting of cash held on deposit for the benefit of the counterparty against its obligations under these agreements as of December 31, 2015.

The Bank has also entered into a swap with a third party to serve as a hedge to an equal amount of fixed rate loans. As of December 31, 2015, the Bank had one swap designated a hedging instrument with a notional amount of $1,525 hedging a 10-year fixed rate note bearing interest at 5.71% and maturing August 2023. The notional amount does not represent direct credit exposure. Direct credit exposure is limited to the net difference between the calculated amount to be received and paid. As the Bank has designated the swap a fair value hedge, the underlying hedged loan is carried at fair value on the consolidated balance sheet and included in loans, net of allowance for loan losses and unearned fees. The following tables present quantitative information pertaining to the interest rate swaps as of December 31, 2015:

	December 31, 2015
	Hedge -	Not-Hedge -
	Designated	Designated
Notional amount	$1,525	$8,774
Weighted average pay rate	5.71%	4.85%
Weighted average receive rate	3.20%	3.28%
Weighted average maturity in years	7.60	6.49

The following table presents the fair values of interest rate swaps and their locations in the Consolidate Balance Sheets as of December 31, 2015 and 2014:

		Asset Derivatives		Liability Derivatives
	Balance sheet	December 31,		December 31,
Derivative	location	2015	2014	2015	2014
Interest rate swap designated as a hedging instrument	Other assets or other liabilities	$66	$—	$93	$—
Interest rate swaps not designated as hedging instruments	Other assets or other liabilities	$24	$—	$24	$—

The following table presents the income statement impact of these interest rate swaps for the years ended December 31, 2015, 2014 and 2013:

Derivative	Income statement location	2015	2014	2013
Interest rate swap designated as a hedging instrument	Other noninterest income	$—	$—	$—
Interest rate swaps not designated as a hedging instrument	Other noninterest income	$5	$—	$—

		$5	$—	$—

NOTE 15 – INCOME TAXES:

The provision for income taxes for the years ended December 31, 2015 and 2014 consists of the following:

	December 31,
	2015	2014	2013
Current payable:
Federal	$8,136	$5,747	$6,682
State	800	159	(209)

	8,936	5,906	6,473

Deferred:
Federal	358	1,608	(496)
State	795	1,158	1,239

	1,153	2,766	743

Total income tax provision	$10,089	$8,672	$7,216

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015		2014		2013
Expected federal income tax provision	$10,094	35.00%	$8,650	35.00%	$7,344	35.00%
State income tax, net of federal income tax effect	1,365	4.73%	948	3.84%	908	4.33%
Municipal securities tax benefit	(1,049)	-3.64%	(747)	-3.02%	(735)	-3.50%
Equity-based compensation	—	0.00%	5	0.02%	27	0.13%
Benefit of purchased tax credits	1	0.00%	25	0.10%	(150)	-0.71%
Low-income housing tax credits	(234)	-0.81%	(199)	-0.81%	(142)	-0.68%
Bank Owned Life Insurance	(230)	-0.80%	(184)	-0.74%	(201)	-0.96%
Acquisition costs - Century Bank	—	0.00%	150	0.61%	106	0.51%
Acquisition costs - Capital Pacific Bank	155	0.54%	—	0.00%	—	0.00%
Deferred tax rate adjustments and other	(13)	-0.05%	24	0.10%	59	0.28%

Income tax provision	$10,089	34.97%	$8,672	35.10%	$7,216	34.40%

The excess tax benefit associated with stock option plans reduced taxes payable by $9, $14, and $0, at December 31, 2015, 2014, and 2013, respectively. Such benefit is credited to common stock.

The components of deferred tax assets and liabilities for the periods ended December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Assets:
Allowance for loan losses	$7,868	$6,555
Basis adjustments on loans	1,677	1,039
Reserve for self-funded insurance	104	78
Oregon purchased tax credits	—	720
Nonqualified stock options	816	945
Accrued compensation	1,617	823
OTTI credit impairment	94	88
Nonaccrual loan interest	193	23
Other	91	76

Total deferred tax assets	$12,460	$10,347

Liabilities:
Federal Home Loan Bank stock dividends	$589	$591
Excess tax over book depreciation	1,134	1,125
Prepaid expenses	466	364
Acquisition adjustments	1,512	205
Loan origination fees	1,346	1,132
Net unrealized gains on swap	32	69
Net unrealized gains on securities	1,694	2,362
Other	17	35
Total deferred tax liabilities	6,790	5,883

Net deferred tax assets	$5,670	$4,464

NOTE 16 – RETIREMENT PLAN:

The Company has a 401(k) profit sharing plan covering substantially all employees. The plan provides for employee and employer contributions. The total plan expenses, including employer contributions, were $861, $740, and $673 in 2015, 2014, and 2013, respectively.

NOTE 17 – SHARE-BASED COMPENSATION:

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

The following tables identify the compensation expenses recorded and tax benefits received by the Company in conjunction with its share-based compensation plans for the years ended December 31, 2015, 2014, and 2013:

	For the Year Ended December 31,
	2015		2014		2013
	Compensation Expense	Tax Benefit	Compensation Expense	Tax Benefit	Compensation Expense	Tax Benefit
Equity-based awards:
Director restricted stock	$248	$87	$200	$70	$110	$39
Director stock options	—	—	—	—	—	—
Employee stock options	—	—	13	—	70	—
Employee stock SARs	—	—	26	9	126	44
Employee RSUs	1,452	508	1,215	425	830	291
Liability-based awards:
Employee cash SARs	(50)	(18)	75	26	60	21

	$1,650	$577	$1,529	$530	$1,196	$395

Prior to 2011, the Company granted stock options to selected employees and directors. The following table summarizes information about stock option activity under all plans for the years ended December 31, 2015, 2014, and 2013:

	For the Years Ended December 31,
	2015		2014		2013
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance, beginning of year	327,050	$14.16	367,906	$14.15	367,906	$14.15
Granted	—	—	—	—	—	—
Exercised	(7,596)	11.44	(16,779)	11.29	—	—
Forfeited or expired	—	—	(24,077)	16.00	—	—

Balance, end of year	319,454	$14.23	327,050	$14.16	367,906	$14.15

Options exercisable, end of year	319,454	$14.23	327,050	$14.16	353,197	$14.27

The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options outstanding as of December 31, 2015, was $469. The weighted average remaining contractual term of options exercisable was 2.42 years as of December 31, 2015. All stock options were vested as of December 31, 2015. There was no unrecognized compensation expense related to stock options at December 31, 2015.

Prior to 2011, the Company granted SARs settled in stock to selected employees. The following table summarizes information about activity of SARs settled in stock for the years ended December 31, 2015, 2014, and 2013:

	For the Years Ended December 31,
	2015		2014		2013
	Stock-settled SARs Outstanding	Weighted Average Exercise Price	Stock-settled SARs Outstanding	Weighted Average Exercise Price	Stock-settled SARs Outstanding	Weighted Average Exercise Price
Balance, beginning of year	289,267	$13.97	337,759	$13.85	387,072	$13.74
Granted	—	—	—	—	—	—
Exercised	(49,600)	12.12	(26,155)	11.79	(30,422)	12.08
Forfeited or expired	(400)	11.30	(22,337)	14.74	(18,891)	14.73

Balance, end of year	239,267	$14.36	289,267	$13.97	337,759	$13.85

Stock-settled SARs exercisable, end of year	239,267	$14.36	289,267	$13.97	313,010	$14.05

The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of stock-settled SARs as of December 31, 2015, was $335. The weighted average remaining contractual term of exercisable stock-settled SARs was 2.38 years as of December 31, 2015. As of December 31, 2015, there was no unrecognized compensation cost related to non-vested stock-settled SARs.

Prior to 2010, the Company granted SARs settled in cash to selected employees. The following table summarizes information about activity of SARs settled in cash for the years ended December 31, 2015, 2014, and 2013:

	For the Years Ended December 31,
	2015		2014		2013
	Cash-settled SARs Outstanding	Weighted Average Exercise Price	Cash-settled SARs Outstanding	Weighted Average Exercise Price	Cash-settled SARs Outstanding	Weighted Average Exercise Price
Balance, beginning of year	158,993	$15.10	186,992	$14.95	206,763	$14.84
Granted	—	—	—	—	—	—
Exercised	(12,087)	12.95	(11,012)	12.21	(8,353)	12.55
Forfeited or expired	(4,379)	15.77	(16,987)	15.34	(11,418)	14.73

Balance, end of year	142,527	$15.27	158,993	$15.10	186,992	$14.95

Cash-settled SARs exercisable, end of year	142,527	$15.27	158,993	$15.10	186,992	$14.95

As of December 31, 2015, there was an intrinsic value of $114 on the Company’s outstanding cash-settled SARs. The weighted average remaining contractual term of exercisable cash-settled SARs was 1.84 years as of December 31, 2015.

The following tables identify stock options, employee stock SARs, and employee cash SARs exercised during the periods ended December 31, 2015 and 2014:

	Twelve months ended December 31, 2015
	Number Exercised	Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	7,596	$11.44	$29	—	NA
Employee stock SARs	49,600	$12.12	$94	6,250	NA
Employee cash SARs	12,087	$12.95	NA	NA	$27

	Twelve months ended December 31, 2014
	Number Exercised	Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	16,779	$11.29	$57	—	NA
Employee stock SARs	26,155	$11.79	$40	2,776	NA
Employee cash SARs	11,012	$12.21	NA	NA	$13

In 2015, 19,185 restricted shares were granted and issued to directors with no restrictions imposed.

In 2015, the Company granted 157,195 RSUs to employees. Of the RSUs granted, 7,052 cliff vest on January 1, 2019, 1,297 cliff vest on May 1, 2016, 148,460 vest over four years, and 386 vested immediately. The Company’s RSUs do not accrue dividends and the grantees do not have voting rights.

The following table provides information regarding RSU activity during 2015, 2014 and 2013:

	For the Years Ended December 31,
	2015		2014		2013
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of year	306,532	$11.18	299,696	$9.79	251,329	$8.99
Granted	157,195	13.00	127,051	13.21	145,420	10.80
Vested shares issued	(75,373)	10.59	(58,518)	9.65	(42,678)	9.03
Vested shares forfeited for taxes	(46,105)	10.59	(36,384)	9.65	(26,580)	9.03
Forfeited or expired	(11,252)	12.33	(25,313)	10.67	(27,795)	9.66

Balance, end of year	330,997	$12.23	306,532	$11.18	299,696	$9.79

Under the terms of the 2006 SOEC Plan, shares of Pacific Continental Corporation common stock are to be issued as soon as is practicable upon vesting of RSUs.

NOTE 18 – DEFERRED COMPENSATION PLAN:

During 2014, the Company established a nonqualified deferred compensation plan for certain eligible executives and eligible directors. Under the deferred compensation plan, eligible executives and eligible directors may elect to defer a portion of their base salary, bonuses, director fees, and/or long-term incentive compensation. The deferred compensation liability totaled $352 and $72 at December 31, 2015, and 2014, respectively and is included within the other liabilities on the consolidated balance sheet.

NOTE 19 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2015, 2014 and 2013:

	Unrealized gains and losses on available -for-sale securities	Unrealized gains and losses on derivative instrument - cash flow hedge	Total
Year ended December 31, 2015
Beginning balance	$3,695	$107	$3,802
Other comprehensive income before reclassifications	(649)	(57)	(706)
Amounts reclassified from accumulated other comprehensive income	(397)	—	(397)

Net current-period other comprehensive income	(1,046)	(57)	(1,103)
Ending balance	$2,649	$50	$2,699

Year ended December 31, 2014
Beginning balance	$(148)	$247	$99
Other comprehensive income before reclassifications	3,822	(140)	3,682
Amounts reclassified from accumulated other comprehensive income	21	—	21

Net current-period other comprehensive income	3,843	(140)	3,703
Ending balance	$3,695	$107	$3,802

Year ended December 31, 2013
Beginning balance	$5,831	$—	$5,831
Other comprehensive income before reclassifications	(5,998)	247	(5,751)
Amounts reclassified from accumulated other comprehensive income	19	—	19

Net current-period other comprehensive income	(5,979)	247	(5,732)
Ending balance	$(148)	$247	$99

NOTE 20 – TRANSACTIONS WITH RELATED PARTIES:

The Company has granted loans to officers and directors and to companies with which they are associated. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. Activity with respect to these loans during the years ended December 31, 2015, 2014 and 2013, was as follows:

	For the Years Ended December 31,
	2015	2014	2013
Balance, beginning of year	$100	$100	$133
Additions or renewals	35	—	68
Amounts collected	(110)	—	(101)

Balance, end of year	$25	$100	$100

In addition, there were $6 in commitments to extend credit to directors and officers at December 31, 2015, which are included among loan commitments, disclosed in Note 21.

At December 31, 2015, 2014, and 2013, deposits to related parties totaled $1,091, $1,304, and $1,456, respectively.

NOTE 21 – COMMITMENTS AND CONTINGENCIES:

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

Off-balance sheet instruments at December 31, 2015 and 2014 consist of the following:

	December 31,
	2015	2014
Commitments to extend credit (principally variable rate)	$256,156	$156,972
Letters of credit and financial guarantees written	$1,184	$1,564

The Company has entered into Executive Employment Agreements with two key executive officers. The employment agreements provide for minimum aggregate annual base salaries of $812, plus performance adjustments, life insurance coverage, and other perquisites commonly found in such agreements. The two employment agreements expire in 2016 unless extended or terminated earlier.

Legal contingencies arise from time-to-time in the normal course of business. Based upon analysis of management and in consultation with the Company’s legal counsel there are no current legal matters which are expected to have a material effect on the Company’s consolidated financial position.

NOTE 22 – FAIR VALUE:

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

The estimated fair values of the financial instruments at December 31, 2015 and 2014, are as follows:

	December 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$36,675	$36,675	$25,787	$25,787
Securities available-for-sale	366,598	366,598	351,946	351,946
Loans	1,404,482	1,389,562	1,045,021	1,033,254
Interest receivable	5,721	5,721	4,773	4,773
Federal Home Loan Bank stock	5,208	5,208	10,019	10,019
Bank-owned life insurance	22,884	22,884	16,609	16,609
Interest rate swaps	171	171	176	176
Financial liabilities:
Deposits	$1,597,093	$1,597,280	$1,209,093	$1,209,240
Federal Home Loan Bank borrowings	77,500	77,651	96,000	96,721
Junior subordinated debentures	8,248	2,741	8,248	2,410
Accrued interest payable	138	138	176	176
Interest rate swaps	116	116	—	—

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

Swap Derivative –Fair value is based on quoted market prices.

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

The following table presents information about the level in the fair value hierarchy for the Company’s assets and liabilities not measured at fair value as of December 31, 2015, and 2014:

	Carrying Amount	Fair Value at December 31, 2015
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$36,675	$36,675	$—	$—
Loans	1,404,482	—	—	1,389,562
Interest receivable	5,721	5,721	—	—
Federal Home Loan Bank stock	5,208	5,208	—	—
Bank-owned life insurance	22,884	22,884	—	—
Interest rate swaps	171	171	—	—
Financial liabilities:
Deposits	$1,597,093	$—	$1,597,280	$—
Federal Home Loan Bank borrowings	77,500	—	77,651	—
Junior subordinated debentures	8,248	—	2,741	—
Accrued interest payable	138	138	—	—
Interest rate swaps	116	116	—	—

	Carrying Amount	Fair Value at December 31, 2014
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$25,787	$25,787	$—	$—
Loans	1,045,021	—	—	1,033,254
Interest receivable	4,773	4,773	—	—
Federal Home Loan Bank stock	10,019	10,019	—	—
Bank-owned life insurance	16,609	16,609	—	—
Swap derivative	176	176	—	—
Financial liabilities:
Deposits	$1,209,093	$—	$1,209,240	$—
Federal Home Loan Bank borrowings	96,000	—	96,721	—
Junior subordinated debentures	8,248	—	2,410	—
Accrued interest payable	176	176	—	—

The tables below show assets/liabilities measured at fair value on a recurring basis as of December 31, 2015, and December 31, 2014:

	Carrying Value	Fair Value Measurements Using
December 31, 2015		Quoted Prices in Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S government agencies	$44,623	$—	$44,623	$—
Obligation of states and political subdivisions	97,151	—	97,151	—
Agency mortgage-backed securities	185,370	—	185,370	—
Private-label mortgage-backed securities	2,790	—	1,204	1,586
SBA variable vate pools	35,771	—	35,771	—
Corporate Securities	893	—	893	—
Interest rate swaps	55	55	—	—

Total assets measured on a recurring basis	$366,653	$55	$365,012	$1,586

	Carrying Value	Fair Value Measurements Using
December 31, 2014		Quoted Prices in Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S government agencies	$39,185	$—	$39,185	$—
Obligation of states and political subdivisions	83,981	—	83,981	—
Agency mortgage-backed securities	205,390	—	205,390	—
Private-label mortgage-backed securities	3,816	—	2,248	1,568
SBA variable vate pools	19,574	—	19,574	—
Interest rate swaps	176	176	—	—

Total assets measured on a recurring basis	$352,122	$176	$350,378	$1,568

No transfers to or from level 1 and 2 occurred on assets measured at fair value on a recurring basis during the twelve months ended December 31, 2015.

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

The following table provides a reconciliation of assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the periods ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,
	2015	2014	2013
Beginning balance	$1,568	$1,786	$1,682
Transfers into Level 3	300	—	332
Transfers out of Level 3	—	—	—
Total gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	66	(106)	80
Paydowns	(348)	(112)	(308)
Purchases, issuances, sales, and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—

Ending balance	$1,586	$1,568	$1,786

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

There have been no significant changes in the valuation techniques during the periods reported.

The tables below show assets measured at fair value on a nonrecurring basis as of December 31, 2015, and 2014:

		Fair Value Measurements Using
December 31, 2015	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans measured for impairment (net of guarantees and specific reserve)	$53	$—	$—	$53
Other real estate owned	10,147	—	—	10,147

	$10,200	—	—	$10,200

		Fair Value Measurements Using
December 31, 2014	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans measured for impairment (net of guarantees and specific reserve)	$135	$—	$—	$135
Other real estate owned	449	—	—	449

	$584	—	—	$584

During second quarter 2015, there was one security that transferred from level 2 to level 3 as the Bank recorded OTTI on a security. For additional information, see Note 4.

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

NOTE 23 – REGULATORY MATTERS:

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Tier 1 capital, and common equity Tier 1 to risk-weighted assets and of tier 1 capital to leverage assets. Management believes that, as of December 31, 2015, the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2015, according to FDIC guidelines, the Bank is considered to be well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, tier 1 risk-based and tier 1 leverage ratios as set forth in the following table.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total capital (to risk weighted assets)
Bank:	$200,236	12.52%	$127,990	8.00%	$159,988	10.00%
Company:	$201,261	12.58%	NA		NA
Tier 1 capital (to risk weighted assets)
Bank:	$182,575	11.41%	$95,993	6.00%	$127,990	8.00%
Company:	$183,600	11.47%	NA		NA
Common Equity Tier 1 (to risk weighted assets)
Bank:	$182,575	11.41%	$71,995	4.50%	$103,992	6.50%
Company:	$175,600	10.97%	NA		NA
Tier 1 capital (to leverage assets)
Bank:	$182,575	9.88%	$73,938	4.00%	$92,422	5.00%
Company:	$183,600	9.93%	NA		NA
As of December 31, 2014:
Total capital (to risk weighted assets)
Bank:	$176,199	15.48%	$91,040	8.00%	$113,800	10.00%
Company:	$179,109	15.73%	NA		NA
Tier 1 capital (to risk weighted assets)
Bank:	$161,954	14.23%	$45,520	4.00%	$68,280	6.00%
Company:	$164,864	14.48%	NA		NA
Tier 1 capital (to leverage assets)
Bank:	$161,954	11.13%	$58,193	4.00%	$72,741	5.00%
Company:	$164,864	11.33%	NA		NA

On July 2, 2013, the federal banking regulators approved the final proposed rules that revised the regulatory capital rules to conform the U.S. regulatory capital framework for U.S. banking organizations to the Basel Committee’s Base III capital framework (“Basel III”). The phase-in period for the final rules began for the Company on January 1, 2015, with full compliance with the final rules entire requirement to be phased in by January 1, 2019.

The final rules, among other things, included a new common equity Tier 1 capital (“CET1”) to risk-weighted assets ratio, including a capital conservation buffer composed of CET1, which will gradually increase from 4.50% on January 1, 2015 to 7.00% on January 1, 2019. The final rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.00% to 6.00%, as well as require a minimum total capital ratio of 8.00% and a minimum leverage ratio of 4.00%.

Also, under the final rules, trust preferred security debt issuances will be phased out of Tier 1 capital into Tier 2 capital over a 10-year period, except for bank holding companies with less than $15 billion assets as of December 31, 2009 which will be allowed to continue to include these issuances in Tier 1 capital, subject to certain restrictions. As the Company had less than $15 billion in assets at December 31, 2009, the Company will be able to continue to include its existing trust preferred securities, less the common stock of the Trusts, in the Company’s Tier 1 capital.

NOTE 24 – PARENT COMPANY FINANCIAL INFORMATION:

Financial information for Pacific Continental Corporation (Parent Company only) is presented below:

BALANCE SHEET

	December 31,
	2015	2014
Assets:
Cash deposited with the Bank	$1,078	$2,961
Prepaid expenses	4	7
Equity in Trust	248	248
Swap unrealized gain	82	176
Investment in the Bank	225,416	189,143

	$226,828	$192,535

Liabilities and shareholders’ equity:
Liabilities	$57	$57
Deferred tax liability	32	69
Junior subordinated debentures	8,248	8,248
Shareholders’ equity	218,491	184,161

	$226,828	$192,535

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014	2013
Income:
Cash dividends from the Bank	$6,554	$16,215	$13,995

	6,554	16,215	13,995

Expenses:
Interest expense	226	225	200
Investor relations	132	84	123
Legal, registration expense, and other	98	132	177
Personnel costs paid to Bank	167	183	152

	623	624	652

Income before income tax expense and equity in undistributed earnings from the Bank	5,931	15,591	13,343
Income tax benefit	139	140	159
Equity in undistributed earnings of the Bank	12,681	311	265

Net income	$18,751	$16,042	$13,767

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$18,751	$16,042	$13,767
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings from the Bank	(12,681)	(311)	(265)
Excess tax benefit of stock options exercised	(9)	(14)	—
Other, net	652	525	342

Net cash provided by operating activities	6,713	16,242	13,844

Cash flows from financing activities:
Proceeds from stock options exercised	86	189	—
Income tax benefit for stock options exercised	9	14	—
Repurchase of common stock	—	(3,600)	—
Dividends paid	(8,042)	(12,308)	(13,050)
Vested RSUs surrendered to cover tax consequences	(649)	(517)	(318)

Net cash provided by (used in) financing activities	(8,596)	(16,222)	(13,368)

Net change in cash	(1,883)	20	476
Cash, beginning of period	2,961	2,941	2,465

Cash, end of period	$1,078	$2,961	$2,941

ITEM 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

ITEM 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and timely reported as provided in the SEC rules and forms. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The management of the Company has assessed the effectiveness of its internal control over financial reporting at December 31, 2015. To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, at December 31, 2015, management has determined that internal controls over financial reporting were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

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

(a)(3) Exhibit Index

Exhibit

3.1	Second Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

4.1	Form of Indenture relating to the issuance of debentures, notes, bonds or other evidences of indebtedness (3)

10.1*	1999 Employee Stock Option Plan (4)

10.2*	1999 Director’s Stock Option Plan (4)

10.3*	Amended 2006 Stock Option and Equity Compensation Plan (5)

10.4*	Form of Restricted Stock Award Agreement (6)

10.5*	Form of Stock Option Award Agreement (6)

10.6*	Form of Restricted Stock Unit Agreement (6)

10.7*	Form of Stock Appreciation Rights Agreement (6)

10.8*	Form of Executive Restricted Stock Unit Award Agreement (6)

10.9*	Form of Change in Control Agreement with executive officers (7)

10.10*	Amended and Restated Employment Agreement for Roger Busse dated November 18, 2014

10.11*	Amended and Restated Employment Agreement for Casey Hogan dated November 18, 2014

10.12*	NWB Financial Corporation Employee Stock Option Plan (8)

10.13*	NWB Financial Corporation Director Stock Option Plan (8)

10.14*	Director Fee Schedule, Effective January 1, 2013 (9)

10.15*	Director Stock Trading Plan (10)

10.15*	Deferred Compensation Plan (11)

14.1	Code of Ethics for Senior Financial Officers and Principal Executive Officer (10)

23.1+	Consent of Moss Adams LLP

24.1+	Power of Attorney (included on signature page to this Form 10-K)

31.1+	302 Certification, Roger S. Busse, Chief Executive Officer

31.2+	302 Certification, Richard R. Sawyer, Executive Vice President and Chief Financial Officer

32+	Certifications Pursuant to 18 U.S.C. Section 1350

101+	The following financial information from Pacific Continental Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, is formatted in XBRL; (i) the Audited Consolidated Balance Sheets, (ii) the Audited Consolidated Statements of Operations, (iii) the Audited Consolidated Statements of Comprehensive Income , (iv) the Audited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Audited Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010.

(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.

(3)	Incorporated by reference to Exhibit 4.1 of the Company’s Form S-3 Registration Statement, filed March 29, 2013. (4) Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s S-8 Registration Statement (File No. 333-109501) filed October 6, 2003.

(5)	Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

(6)	Incorporated by reference to Exhibits 99.1 to 99.5 of the Company’s Form S-8 Registration Statement (File No. 333-181826) filed on June 1, 2012.

(7)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 of the Company’s Current Report on Form 8-K filed February 2, 2013 (8) Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s Form S-8 Registration Statement (File No. 333-130886) filed January 1, 2006.

(9)	Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(10)	Incorporated by reference to Exhibits 10.14 and 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(11)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 30, 2014.

*	Executive Contract, Compensatory Plan or Arrangement
+	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION (Registrant)

By:	/s/ Roger S. Busse
Roger S. Busse
Chief Executive Officer
Date: March 14, 2016

Power of Attorney

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Roger S. Busse and Richard R. Sawyer, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to the Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby, ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of March 2016.

Principal Executive Officer

By	/s/ Roger S. Busse	Chief Executive Officer
	Roger S. Busse	and Director

Principal Financial and Accounting Officer

By	/s/ Richard R. Sawyer	Executive Vice President and
	Richard R. Sawyer	Chief Financial Officer

Directors

By	/s/ Robert A. Ballin	Chairman	By	/s/ Michael E. Heijer	Director
	Robert A. Ballin			Michael E. Heijer

By	/s/ Donald G. Montgomery	Vice Chairman	By	/s/ Michael D. Holzgang	Director
	Donald G. Montgomery			Michael D. Holzgang

By	/s/ John H. Rickman	Director	By	/s/ Donald L. Krahmer, Jr.	Director
	John H. Rickman			Donald L. Krahmer, Jr.

By	/s/ Jeffrey D. Pineo	Director	By	/s/ Judith Ann Johansen	Director
	Jeffrey D. Pineo			Judith Ann Johansen

By	/s/ Eric Forrest	Director	By	/s/ Karen L. Whitman	Director
	Eric S. Forrest			Karen L. Whitman

By	/s/ Roger S. Busse	Director
Roger S. Busse