Form 10-Q
period 2016-03-31
PACIFIC CONTINENTAL CORP
filed 2016-05-09
CIK 1084717

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

COMMISSION FILE NUMBER: 0-30106

PACIFIC CONTINENTAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

OREGON	93-1269184
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No)

111 West 7th Avenue Eugene, Oregon	97401
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock outstanding as of April 29, 2016 was 19,634,845.

PACIFIC CONTINENTAL CORPORATION

FORM 10-Q

QUARTERLY REPORT

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

Pacific Continental Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$24,628	$23,819
Interest-bearing deposits with banks	29,831	12,856

Total cash and cash equivalents	54,459	36,675

Securities available-for-sale	383,442	366,598
Loans, net of deferred fees	1,429,734	1,404,482
Allowance for loan losses	(17,596)	(17,301)

Net loans	1,412,138	1,387,181
Interest receivable	6,003	5,721
Federal Home Loan Bank stock	3,511	5,208
Property and equipment, net of accumulated depreciation	18,900	18,014
Goodwill and intangible assets	43,808	43,159
Deferred tax asset	3,523	5,670
Other real estate owned	11,747	11,747
Bank-owned life insurance	23,030	22,884
Other assets	5,144	6,621

Total assets	$1,965,705	$1,909,478

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$675,296	$568,688
Savings and interest-bearing checking	887,873	889,802
Core time deposits	70,772	75,452

Total core deposits	1,633,941	1,533,942

Other deposits	62,647	63,151

Total deposits	1,696,588	1,597,093
Repurchase agreements	478	71
Federal Home Loan Bank borrowings	30,500	77,500
Junior subordinated debentures	8,248	8,248
Accrued interest and other payables	5,012	8,075

Total liabilities	1,740,826	1,690,987

Shareholders’ equity
Common stock, shares authorized: 50,000,000; shares issued and outstanding: 19,621,652 at March 31, 2016, and 19,604,182 at December 31, 2015	156,703	156,099
Retained earnings	62,996	59,693
Accumulated other comprehensive income	5,180	2,699

	224,879	218,491

Total liabilities and shareholders’ equity	$1,965,705	$1,909,478

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2016	2015
Interest and dividend income
Loans	$17,714	$14,185
Taxable securities	1,717	1,375
Tax-exempt securities	477	503
Interest-bearing deposits with banks	45	5

	19,953	16,068

Interest expense
Deposits	897	810
Federal Home Loan Bank borrowings	189	228
Junior subordinated debentures	56	56
Federal funds purchased	2	2

	1,144	1,096

Net interest income	18,809	14,972

Provision for loan losses	245	—

Net interest income after provision for loan losses	18,564	14,972

Noninterest income
Service charges on deposit accounts	693	575
Bankcard income	290	197
Bank-owned life insurance income	146	109
Net gain on sale of investment securities	237	53
Impairment losses on investment securities (OTTI)	(17)	—
Other noninterest income	458	342

	1,807	1,276

Noninterest expense
Salaries and employee benefits	7,559	6,409
Property and equipment	1,115	980
Data processing	864	684
Legal and professional services	611	400
Business development	516	353
FDIC insurance assessment	288	212
Other real estate expense	10	241
Merger related expense	—	1,836
Other noninterest expense	1,044	857

	12,007	11,972

Income before provision for income taxes	8,364	4,276
Provision for income taxes	2,905	1,474

Net income	$5,459	$2,802

Earnings per share
Basic	$0.28	$0.15

Diluted	$0.28	$0.15

Weighted average shares outstanding
Basic	19,607,106	18,232,076
Common stock equivalents attributable to stock-based awards	175,176	212,895

Diluted	19,782,282	18,444,971

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended March 31,
	2016	2015
Net income	$5,459	$2,802
Other comprehensive income:
Available-for-sale securities:
Unrealized gain arising during the period	4,469	2,696
Reclassification adjustment for gains realized in net income	(237)	(53)
Other than temporary impairment	17	—
Income tax effects	(1,657)	(1,031)
Derivative agreements—cash flow hedge
Unrealized loss arising during the period	(182)	(123)
Income tax effects	71	48

Total other comprehensive income, net of tax	2,481	1,537

Total comprehensive income	$7,940	$4,339

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2014	17,717,676	$131,375	$48,984	$3,802	$184,161

Net income			18,751		18,751
Other comprehensive loss, net of tax				(1,103)	(1,103)

Comprehensive income					17,648

Stock issuance and related tax benefit	108,404	95			95
Stock issued through acquisition	1,778,102	23,578			23,578
Share-based compensation expense		1,700			1,700
Vested employee RSUs and SARs surrendered to cover tax consequences		(649)			(649)
Cash dividends ($0.42 per share)			(8,042)		(8,042)

Balance, December 31, 2015	19,604,182	$156,099	$59,693	$2,699	$218,491

Net income			$5,459		$5,459
Other comprehensive income, net of tax				2,481	2,481

Comprehensive income					7,940

Stock issuance and related tax benefit	17,470	229			229
Share-based compensation expense		384			384
Vested employee RSUs and SARs surrendered to cover tax consequences		(9)			(9)
Cash dividends ($0.11 per share)			(2,156)		(2,156)

Balance, March 31, 2016	19,621,652	$156,703	$62,996	$5,180	$224,879

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$5,459	$2,802
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, net of accretion	1,741	1,836
Deferred income taxes	3	—
Bank-owned life insurance income	(146)	(109)
Share-based compensation	384	332
Provision for loan losses	245	—
Gain on sale of investment securities	(237)	(53)
Valuation adjustment on foreclosed assets	—	52
Other than temporary impairment on investment securities	17	—
Change in:
Interest receivable	(282)	(67)
Deferred loan fees	40	181
Accrued interest payable and other liabilities	(1,514)	(3,964)
Other assets	(468)	1,878

Net cash provided by operating activities	5,242	2,888

Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale investment securities	23,241	18,024
Purchase of available-for-sale investment securities	(36,859)	(18,277)
Net loan principal originations	(25,242)	(6,373)
Net purchase of property and equipment	(1,261)	(250)
Redemption of Federal Home Loan Bank stock	1,697	115
Cash consideration paid, net of cash acquired in merger	—	(3,249)

Net cash used by investing activities	(38,424)	(10,010)

Cash flows from financing activities:
Change in deposits	99,495	59,687
Change in repurcahse agreements	407	(40)
Change in federal funds purchased and Federal Home Loan Bank short-term borrowings	(47,000)	(35,000)
Proceeds from stock options exercised	210	13
Excess tax benefit from stock options exercised	19	—
Redemption of Capital Pacific Bell State Bank Debt	—	(3,344)
Dividends paid	(2,156)	(1,772)
Vested employee RSUs and SARs surrendered to cover tax consequences	(9)	—

Net cash provided by financing activities	50,966	19,544

Net change in cash and cash equivalents	17,784	12,422
Cash and cash equivalents, beginning of period	36,675	25,787

Cash and cash equivalents, end of period	$54,459	$38,209

Supplemental information:
Noncash investing and financing activities:
Transfer of loans to other real estate owned	$—	$845
Change in fair value of securities, net of deferred income taxes	$2,592	$1,612
Change in fair value of cash flow hedge, net of deferred income taxes	$(111)	$(75)
Acquisitions:
Assets acquired	$—	$257,924
Liabilities assumed	$—	$232,698

Cash paid during the period for:
Income taxes	$1,312	$98
Interest	$1,268	$1,017

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

A complete set of Notes to Consolidated Financial Statements is a part of the Company’s 2015 Form 10-K filed March 14, 2016. The notes below are included due to material changes in the consolidated financial statements or to provide the reader with additional information not otherwise available. In preparing these consolidated financial statements, the Company has evaluated subsequent events and transactions for potential recognition or disclosure in the consolidated financial statements. All dollar amounts in the following notes are expressed in thousands, except share and per share amounts or where otherwise indicated.

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

The balance sheet data as of December 31, 2015, was derived from audited consolidated financial statements, but does not include all disclosures contained in the Company’s 2015 Form 10-K. The interim consolidated financial statements should be read in conjunction with the December 31, 2015, consolidated financial statements, including the notes thereto, included in the Company’s 2015 Form 10-K.

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair values of securities available-for-sale at March 31, 2016, were as follows:

		Gross	Gross	Estimated	Percentage
	Amortized	Unrealized	Unrealized	Fair	of
	Cost	Gains	Losses	Value	Portfolio
Unrealized Loss Positions
Obligations of U.S. government agencies	$—	$—	$—	$—	0.00%
Obligations of states and political subdivisions	1,464	—	(15)	1,449	0.38%
Private-label mortgage-backed securities	275	—	(32)	243	0.06%
Mortgage-backed securities	32,440	—	(165)	32,275	8.42%
SBA pools	17,627	—	(85)	17,542	4.57%
Corporate securities	899	—	(8)	891	0.23%

	$52,705	$—	$(305)	$52,400	13.67%

Unrealized Gain Positions
Obligations of U.S. government agencies	$34,241	$1,358	$—	$35,599	9.28%
Obligations of states and political subdivisions	93,615	4,780	—	98,395	25.66%
Private-label mortgage-backed securities	2,198	135	—	2,333	0.61%
Mortgage-backed securities	170,174	2,442	—	172,616	45.02%
SBA pools	21,917	182	—	22,099	5.76%

	$322,145	$8,897	$—	$331,042	86.33%

	$374,850	$8,897	$(305)	$383,442	100.00%

At March 31, 2016, the bank held 440 investment securities, of which 31 were in unrealized loss positions. Unrealized losses existed on certain securities classified as obligations of state and political subdivisions, private-label mortgage-backed securities, mortgage-backed securities, SBA pools and corporate securities. The unrealized losses on all securities are deemed to be temporary, as these securities retain strong credit ratings, continue to perform adequately, and are backed by various government sponsored enterprises. These decreases in fair value are associated with the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities has resulted from changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016.

The following table presents a summary of securities in a continuous unrealized loss position at March 31, 2016:

	Securities in Continuous Unrealized Loss Position for Less Than 12 Months	Gross Unrealized Loss on Securities in Loss Position for Less Than 12 Months	Securities in Continuous Unrealized Loss Position for 12 Months or Longer	Gross Unrealized Loss on Securities in Loss Position for 12 Months or Longer
Obligations of states and political subdivisions	$1,449	$(15)	$—	$—
Private-label mortgage-backed securities	—	—	243	(32)
Mortgage-backed securities	24,808	(86)	7,467	(79)
SBA pools	12,662	(37)	4,880	(48)
Corporate securities	891	(8)	—	—

	$39,810	$(146)	$12,590	$(159)

On a monthly basis, management reviews all private-label mortgage-backed securities for the presence of (“OTTI”) and recorded $17 and $0 during the three months ended March 31, 2016 and 2015, respectively. Management’s evaluation included the use of independently-generated first-party credit surveillance reports that analyze the loans underlying each security. These reports include estimates of default rates and severities, life collateral loss rates, and static voluntary prepayment assumptions to generate estimated cash flows at the individual security level. Additionally, management considered factors such as downgraded credit ratings, severity and duration of the impairments, the stability of the issuers, and any discounts paid when the securities were purchased. Management has considered all available information related to the collectability of the impaired investment securities and believes that the estimated credit loss is appropriate.

Following is a tabular roll-forward of the aggregate amount of credit-related OTTI at the beginning and end of the periods presented along with the amounts recognized in earnings during the three months ended March 31, 2016, and 2015:

	Three months ended
	March 31,
	2016	2015
Balance, beginning of period:	$249	$227
Additions:
Initial OTTI credit loss	17	—

Balance, end of period:	$266	$227

At March 31, 2016 and December 31, 2015, six of the Company’s private-label mortgage-backed securities, with an amortized cost of $1,428, and $1,506, respectively, were classified as substandard as their underlying credit was considered impaired.

At March 31, 2016, and December 31, 2015, the projected average life of the securities portfolio was 4.08 years and 4.21 years, respectively.

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2015, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Percentage of Portfolio
Unrealized Loss Positions
Obligations of U.S. government agencies	$14,491	$—	$(119)	$14,372	3.92%
Obligations of states and political subdivisions	13,438	—	(149)	13,289	3.62%
Private-label mortgage-backed securities	663	—	(33)	630	0.17%
Mortgage-backed securities	95,040	—	(856)	94,184	25.69%
SBA pools	17,225	—	(101)	17,124	4.67%
Corporate securities	899	—	(5)	893	0.24%

	$141,756	$—	$(1,263)	$140,492	38.32%

Unrealized Gain Positions
Obligations of U.S. government agencies	$29,669	$582	$—	$30,251	8.25%
Obligations of states and political subdivisions	80,119	3,743	—	83,862	22.88%
Private-label mortgage-backed securities	2,028	131	—	2,159	0.59%
Mortgage-backed securities	90,126	1,060	—	91,186	24.87%
SBA pools	18,560	88	—	18,648	5.09%

	$220,502	$5,604	$—	$226,106	61.68%

	$362,258	$5,604	$(1,263)	$366,598	100.00%

At December 31, 2015, the bank held 432 investment securities, of which 92 were in unrealized loss positions. The following table presents a summary of securities in a continuous unrealized loss position at December 31, 2015:

	Securities in Continuous Unrealized Loss Position for Less Than 12 Months	Gross Unrealized Loss on Securities in Loss Position for Less Than 12 Months	Securities in Continuous Unrealized Loss Position for 12 Months or Longer	Gross Unrealized Loss on Securities in Loss Position for 12 Months or Longer
Obligations of U.S. government agencies	$14,372	$(119)	$—	$—
Obligations of states and political subdivisions	12,761	(145)	528	(4)
Private-label mortgage-backed securities	240	(4)	390	(29)
Mortgage-backed securities	87,896	(711)	6,288	(145)
SBA pools	13,539	(78)	3,585	(23)
Corporate securities	893	(5)	—	—

	$129,701	$(1,062)	$10,791	$(201)

The amortized cost and estimated fair value of securities at March 31, 2016, by maturity, are shown below. Obligations of U.S. government agencies, states and political subdivisions and corporate securities are shown by contractual maturity. Mortgage-backed securities and SBA variable pools are shown by projected average life.

	March 31, 2016
	Amortized Cost	Estimated Fair Value
Due in one year or less	$16,674	$16,727
Due after one year through 5 years	211,093	214,056
Due after 5 years through 10 years	116,571	120,754
Due after 10 years	30,512	31,905

	$374,850	$383,442

During first quarter 2016, six investment securities were sold resulting in proceeds of $8,970. The sales generated a gross gain of $240 and a gross loss of $3, totaling a net gain of $237. The specific identification method was used to determine the cost of the securities sold.

During first quarter 2015, nine investment securities were sold resulting in proceeds of $6,573. The sales generated a gross gain of $110 and a gross loss of $57, totaling a net gain of $53. The specific identification method was used to determine the cost of the securities sold.

The following table presents investment securities which were pledged to secure public deposits and repurchase agreements as permitted or required by law:

	March 31, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Pledged to secure public deposits	$27,326	$28,747	$27,938	$29,052
Pledged to secure repurchase agreements	3,985	4,232	3,985	4,111

	$31,311	$32,979	$31,923	$33,163

At March 31, 2016, and December 31, 2015, there was an outstanding balance for repurchase agreements of $478, and $71, respectively.

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

Major classifications of period-end loans are as follows:

	March 31,	% of Gross	December 31,	% of Gross
	2016	Loans	2015	Loans
Real estate loans
Multi-family residential	$66,419	4.64%	$66,445	4.73%
Residential 1-4 family	51,356	3.59%	53,776	3.82%
Owner-occupied commercial	373,002	26.06%	364,742	25.94%
Nonowner-occupied commercial	320,485	22.39%	300,774	21.39%

Total permanent real estate loans	811,262	56.68%	785,737	55.88%
Construction loans
Multi-family residential	8,747	0.61%	7,027	0.50%
Residential 1-4 family	29,261	2.04%	30,856	2.19%
Commercial real estate	40,635	2.84%	42,680	3.04%
Commercial bare land and acquisition & development	20,518	1.43%	20,537	1.46%
Residential bare land and acquisition & development	6,562	0.46%	7,268	0.52%

Total construction real estate loans	105,723	7.38%	108,368	7.71%

Total real estate loans	916,985	64.06%	894,105	63.59%
Commercial loans	505,845	35.35%	501,976	35.70%
Consumer loans	2,948	0.21%	3,351	0.24%
Other loans	5,525	0.39%	6,580	0.47%

Gross loans	1,431,303	100.01%	1,406,012	100.00%
Deferred loan origination fees	(1,569)		(1,530)

	1,429,734		1,404,482
Allowance for loan losses	(17,596)		(17,301)

Total loans, net of allowance for loan losses and net deferred fees	$1,412,138		$1,387,181

At March 31, 2016, outstanding loans to dental professionals totaled $350,940 and represented 24.52% of total outstanding loans compared to dental professional loans of $340,162 or 24.19% of total loans at December 31, 2015. Additional information about the Company’s dental portfolio can be found in Note 4. There are no other industry concentrations in excess of 10.00% of the total loan portfolio. However, as of March 31, 2016, 64.06% of the Company’s loan portfolio was collateralized by real estate and is, therefore, susceptible to changes in local market conditions. While appropriate action is taken to manage identified concentration risks, management believes that the loan portfolio is well diversified by geographic location and among industry groups.

Purchased Credit Impaired Loans

The following table represents the contractually required principal balance of purchased credit impaired loans and the carrying balance at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Contractually required principal payments for purchase credit impaired loans	$11,076	$11,528
Accretable yield	(950)	(1,070)
Nonaccretable yield	(378)	(378)

Balance of purchased credit impaired loans	$9,748	$10,080

The following tables summarize the changes in the accretable yield for purchased credit impaired loans for the periods ended March 31, 2016 and 2015:

	Three months ended
	March 31, 2016
	Century	Capital Pacific	Total
Balance, beginning of period	$40	$1,030	$1,070
Additions	—	—	—
Accretion to interest income	(29)	(91)	(120)

Balance, end of period	$11	$939	$950

	Three months ended
	March 31, 2015
	Century	Capital Pacific	Total
Balance, beginning of period	$151	$—	$151
Additions	—	1,569	1,569
Accretion to interest income	(29)	(79)	(108)

Balance, end of period	$122	$1,490	$1,612

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

The adequacy of the allowance for loan losses and the reserve for unfunded commitments is determined using a consistent, systematic methodology and is monitored regularly based on management’s evaluation of numerous factors. For each portfolio segment, these factors include:

•	The quality of the current loan portfolio,

•	The trend in the migration of the loan portfolio’s risk ratings,

•	The velocity of migration of losses and potential losses,

•	Current economic conditions,

•	Loan concentrations,

•	Loan growth rates,

•	Past-due and nonperforming trends,

•	Evaluation of specific loss estimates for all significant problem loans,

•	Recovery experience, and

•	Peer comparison loss rates.

A summary of the activity in the allowance for loan losses by major loan classification follows:

	For the three months ended March 31, 2016
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$6,349	$8,297	$1,258	$46	$1,351	$17,301
Charge-offs	—	—	—	—	—	—
Recoveries	32	9	8	1	—	50
Provision (reclassification)	(287)	447	(147)	(4)	236	245

Ending balance	$6,094	$8,753	$1,119	$43	$1,587	$17,596

	For the three months ended March 31, 2015
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$5,733	$7,494	$1,077	$54	$1,279	$15,637
Charge-offs	(32)	(41)	—	—	—	(73)
Recoveries	104	45	5	6	—	160
Provision (reclassification)	(255)	39	(20)	(8)	244	—

Ending balance	$5,550	$7,537	$1,062	$52	$1,523	$15,724

At March 31, 2016, the allowance for loan losses on dental loans was $3,884, compared to $4,187 at December 31, 2015, See Note 4 for additional information on the dental loan portfolio.

The following table presents the allowance and recorded investment in loans by major loan classification at March 31, 2016 and December 31, 2015:

	Balances as of March 31, 2016
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$6,040	$8,733	$1,090	$43	$1,587	$17,493
Ending allowance: individually evaluated for impairment	54	20	29	—	—	103
Ending allowance: loans acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance	$6,094	$8,753	$1,119	$43	$1,587	$17,596

Ending loan balance: collectively evaluated for impairment	$506,311	$799,171	$103,499	$2,948	$—	$1,411,929
Ending loan balance: individually evaluated for impairment	3,456	3,946	2,224	—	—	9,626
Ending loan balance: loans acquired with deteriorated credit quality	1,603	8,145	—	—	—	9,748

Total ending loan balance	$511,370	$811,262	$105,723	$2,948	$—	$1,431,303

	Balances as of December 31, 2015

	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$6,303	$8,267	$1,159	$46	$1,351	$17,126
Ending allowance: individually evaluated for impairment	46	30	99	—	—	175
Ending allowance: loans acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance	$6,349	$8,297	$1,258	$46	$1,351	$17,301

Ending loan balance: collectively evaluated for impairment	$504,261	$771,543	$107,977	$3,351	$—	$1,387,132
Ending loan balance: individually evaluated for impairment	2,627	5,782	391	—	—	8,800
Ending loan balance: loans acquired with deteriorated credit quality	1,668	8,412	—	—	—	10,080

Total ending loan balance	$508,556	$785,737	$108,368	$3,351	$—	$1,406,012

The March 31, 2016, ending allowance includes $103 in specific allowance for $9,626 of impaired loans ($6,765 net of government guarantees). At December 31, 2015, the Company had $8,800 of impaired loans ($7,527 net of government guarantees) with a specific allowance of $175 assigned.

Management believes that the allowance for loan losses was adequate as of March 31, 2016. However, future loan losses may exceed the levels provided for in the allowance for loan losses and could possibly result in additional charges to the provision for loan losses.

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

Special Mention – A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. The Bank strictly and carefully employs the FDIC definition in assessing assets that may apply to this category. It is apparent that, in many cases, asset weaknesses relevant to this definition either (1) better fit a definition of a “well-defined weakness,” or (2) in management’s experience, ultimately migrate to worse risk grade categories, such as Substandard and Doubtful. Consequently, management elects to downgrade most potential Special Mention credits to Substandard or Doubtful, and therefore adopts a conservative risk grade process in the use of the Special Mention risk grade. This category includes loans with an internal risk rating of 7.

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

The following tables present the Company’s loan portfolio information by loan type and credit grade at March 31, 2016 and December 31, 2015:

Credit Quality Indicators

As of March 31, 2016

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$66,184	$—	$235	$—	$66,419
Residential 1-4 family	46,881	—	4,475	—	51,356
Owner-occupied commercial	363,310	—	9,692	—	373,002
Nonowner-occupied commercial	316,356	—	4,129	—	320,485

Total real estate loans	792,731	—	18,531	—	811,262
Construction
Multi-family residential	8,747	—	—	—	8,747
Residential 1-4 family	29,208	—	53	—	29,261
Commercial real estate	40,535	—	100	—	40,635
Commercial bare land and acquisition & development	20,490	—	28	—	20,518
Residential bare land and acquisition & development	4,274	—	2,288	—	6,562

Total construction loans	103,254	—	2,469	—	105,723
Commercial and other	498,057	—	13,313	—	511,370

Consumer	2,947	—	1	—	2,948

Totals	$1,396,989	$—	$34,314	$—	$1,431,303

Percentage of portfolio	97.60%	0.00%	2.40%	0.00%	100.00%

Credit Quality Indicators

As of December 31, 2015

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$66,208	$—	$237	$—	$66,445
Residential 1-4 family	49,077	—	4,699	—	53,776
Owner-occupied commercial	353,249	—	11,493	—	364,742
Nonowner-occupied commercial	296,528	—	4,246	—	300,774

Total real estate loans	765,062	—	20,675	—	785,737
Construction
Multi-family residential	7,027	—	—	—	7,027
Residential 1-4 family	30,803	—	53	—	30,856
Commercial real estate	42,580	—	100	—	42,680
Commercial bare land and acquisition & development	20,265	—	272	—	20,537
Residential bare land and acquisition & development	4,969	—	2,299	—	7,268

Total construction loans	105,644	—	2,724	—	108,368
Commercial and other	494,267	—	14,289	—	508,556

Consumer	3,350	—	1	—	3,351

Totals	$1,368,323	$—	$37,689	$—	$1,406,012

Percentage of portfolio	97.32%	0.00%	2.68%	0.00%	100.00%

At March 31, 2016 and December 31, 2015, the Company had $437, and $360, respectively, in unfunded commitments on its classified loans, which is included in the calculation of our classified asset ratio.

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

The following tables present an aging analysis of past due and nonaccrual loans at March 31, 2016 and December 31, 2015:

Age Analysis of Loans Receivable

As of March 31, 2016

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$66,419	$66,419
Residential 1-4 family	—	—	—	710	710	50,646	51,356
Owner-occupied commercial	—	—	—	2,309	2,309	370,693	373,002
Nonowner-occupied commercial	—	—	—	761	761	319,724	320,485

Total real estate loans	—	—	—	3,780	3,780	807,482	811,262

Construction
Multi-family residential	—	—	—	—	—	8,747	8,747
Residential 1-4 family	193	—	—	53	246	29,015	29,261
Commercial real estate	—	—	—	—	—	40,635	40,635
Commercial bare land and acquisition & development	—	—	—	—	—	20,518	20,518
Residential bare land and acquisition & development	—	333	—	—	333	6,229	6,562

Total construction loans	193	333	—	53	579	105,144	105,723

Commercial and other	505	—	—	1,529	2,034	509,336	511,370

Consumer	3	—	—	—	3	2,945	2,948

Total	$701	$333	$—	$5,362	$6,396	$1,424,907	$1,431,303

Percentage of portfolio	0.05%	0.02%	0.00%	0.37%	0.45%	99.55%	100.00%

Age Analysis of Loans Receivable

As of December 31, 2015

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$66,445	$66,445
Residential 1-4 family	—	—	—	733	733	53,043	53,776
Owner-occupied commercial	—	—	—	2,369	2,369	362,373	364,742
Nonowner-occupied commercial	—	—	—	790	790	299,984	300,774

Total real estate loans	—	—	—	3,892	3,892	781,845	785,737

Construction
Multi-family residential	—	—	—	—	—	7,027	7,027
Residential 1-4 family	480	—	—	53	533	30,323	30,856
Commercial real estate	—	—	—	—	—	42,680	42,680
Commercial bare land and acquisition & development	—	—	—	—	—	20,537	20,537
Residential bare land and acquisition & development	—	—	—	—	—	7,268	7,268

Total construction loans	480	—	—	53	533	107,835	108,368

Commercial and other	—	—	—	1,564	1,564	506,992	508,556

Consumer	1	3	—	—	4	3,347	3,351

Total	$481	$3	$—	$5,509	$5,993	$1,400,019	$1,406,012

Percentage of portfolio	0.03%	0.00%	0.00%	0.39%	0.43%	99.57%	100.00%

Impaired Loans

Regular credit reviews of the portfolio are performed to identify loans that are considered potentially impaired. Potentially impaired loans are referred to the Asset-Liability Committee (ALCO) for review and are included in the specific calculation of allowance for loan losses. A loan is considered impaired when, based on current information and events, the Company is unlikely to collect all principal and interest due according to the terms of the loan agreement. When the amount of the impairment represents a confirmed loss it is charged off against the allowance for loan losses. Impaired loans are often reported net of government guarantees to the extent that the guarantees are expected to be collected. Impaired loans generally include all loans classified as nonaccrual and troubled debt restructurings.

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

The following tables display an analysis of the Company’s impaired loans at March 31, 2016, and December 31, 2015:

Impaired Loan Analysis

As of March 31, 2016

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Total Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation
Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	363	306	669	897	672	5
Owner-occupied commercial	998	—	998	998	1,607	—
Nonowner-occupied commercial	2,264	15	2,279	2,340	2,292	15

Total real estate loans	3,625	321	3,946	4,235	4,571	20

Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	53	—	53	72	151	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	1,838	333	2,171	2,171	961	29

Total construction loans	1,891	333	2,224	2,243	1,112	29

Commercial and other	2,385	1,071	3,456	3,847	3,130	54

Consumer	—	—	—	—	—	—

Total impaired loans	$7,901	$1,725	$9,626	$10,325	$8,812	$103

Impaired Loan Analysis

As of December 31, 2015

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Total Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation
Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	374	308	682	911	766	5
Owner-occupied commercial	2,788	—	2,788	2,788	1,177	—
Nonowner-occupied commercial	2,287	25	2,312	2,374	2,395	25

Total real estate loans	5,449	333	5,782	6,073	4,338	30

Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	53	—	53	72	32	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	—	338	338	338	347	99

Total construction loans	53	338	391	410	379	99

Commercial and other	2,091	536	2,627	3,018	2,404	46

Consumer	—	—	—	—	—	—

Total impaired loans	$7,593	$1,207	$8,800	$9,501	$7,121	$175

The impaired balances reported above are not adjusted for government guarantees of $2,861, and $1,273 at March 31, 2016 and December 31, 2015, respectively. The recorded investment in impaired loans, net of government guarantees, totaled $6,765, and $7,527 at March 31, 2016, and December 31, 2015, respectively.

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

The following table displays the Company’s TDRs by class at March 31, 2016 and December 31, 2015:

	Troubled Debt Restructurings as of
	March 31, 2016		December 31, 2015
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
Real estate
Multifamily residential	—	$—	—	$—
Residential 1-4 family	6	669	6	682
Owner-occupied commercial	2	998	3	2,788
Non owner-occupied commercial	7	2,279	7	2,312

Total real estate loans	15	3,946	16	5,782

Construction
Multifamily residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	2	1,838	—	—

Total construction loans	2	1,838	—	—

Commercial and other	16	3,229	11	2,170

Consumer	—	—	—	—

Total	33	$9,013	27	$7,952

The recorded investment in TDRs on nonaccrual status totaled $2,320, and $1,807 at March 31, 2016 and December 31, 2015, respectively. The Company’s policy is that loans placed on nonaccrual will typically remain on nonaccrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain. The Company’s policy generally refers to a minimum of six months of payment performance as sufficient to warrant a return to accrual status.

For the three months ended March 31, 2016, the Company restructured $3,228 loans into troubled debt restructurings for which impairment was previously measured under the Company’s general loan loss allowance methodology.

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

Below is a table of the newly restructured loans identified in the three months ended March 31, 2016, and 2015.

Troubled Debt Restructurings Identified During
the Three Months ended March 31, 2016
	Rate Modification	Term Modification	Interest-only Modification	Combination Modification

Real estate
Multi-family residential	$—	$—	$—	$—
Residential 1-4 family	—	—	—	—
Owner-occupied commercial	—	—	—	—
Nonowner-occupied commercial	—	—	—	—

Total real estate loans	—	—	—	—

Construction
Multi-family residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	1,838

Total construction loans	—	—	—	1,838

Commercial and other	—	—	397	701

Consumer	—	—	—	—

Total	$—	$—	$397	$2,539

There were no newly restructured loans identified in the three months ended March 31, 2015.

Subsequent to a loan being classified as a TDR, a borrower may become unwilling or unable to abide by the terms of the modified agreement. In such cases of default, the Company takes appropriate action to recover principal and interest payments including the use of foreclosure proceedings. There were no TDRs that subsequently defaulted within the first twelve months of restructure during the periods ended March 31, 2016 and 2015.

At March 31, 2016, and December 31, 2015, the Company had no commitments to lend additional funds on loans restructured as TDRs.

NOTE 4 – DENTAL LOAN PORTFOLIO

Dental lending is not operated as a business segment, and dental loans are made in the normal course of commercial lending activities throughout the Company. However, to assist in understanding the concentrations and risks associated with the Company’s loan portfolio, the following Note has been included to provide additional information relating to the Company’s dental loan portfolio. At March 31, 2016 and December 31, 2015, loans to dental professionals totaled $350,940, and $340,162, respectively, and represented 24.52%, and 24.19% in principal amount of total outstanding loans, respectively. As of March 31, 2016 and December 31, 2015, dental loans were supported by government guarantees totaling $8,058 and $9,027, respectively. These guarantees represented 2.30%, and 2.65% in principal amount of the outstanding dental loan balances as of such respective dates. The Company defines a “dental loan” as a loan to dental professionals for the purpose of practice expansion, acquisition or other purpose supported by the cash flows of a dental practice.

Loan Classification

Major classifications of dental loans at March 31, 2016 and December 31, 2015, were as follows:

	March 31, 2016	December 31, 2015
Real estate secured loans:
Owner-occupied commercial	$58,669	$56,145
Other dental real estate loans	2,297	2,198

Total permanent real estate loans	60,966	58,343

Dental construction loans	3,493	4,334

Total real estate loans	64,459	62,677

Commercial loans	286,481	277,485

Gross loans	$350,940	$340,162

Market Area

The Bank’s defined “market area” is within the States of Oregon and Washington west of the Cascade Mountain Range. This area is serviced by branch locations in Eugene, Portland and Seattle. The Company also makes national dental loans throughout the United States, and currently has dental loans in 41 states, outside of Oregon and Washington. National loan relationships are maintained and serviced by Bank personnel primarily located in Portland.

The following table summarizes the Company’s dental lending by borrower location:

	March 31, 2016	December 31, 2015
Local	$149,698	$145,817
National	201,242	194,345

Total	$350,940	$340,162

Allowance

The allowance for loan losses identified for the dental loan portfolio is established as an amount that management considers adequate to absorb possible losses on existing loans within the dental portfolio. The allowance related to the dental loan portfolio consists of general and specific components. The general component is based upon all dental loans collectively evaluated for impairment, including qualitative conditions associated with: loan type, out-of-market location, start-up financing, practice acquisition financing, and specialty practice financing. The specific component is based upon dental loans individually evaluated for impairment.

	Three months ended March 31,
	2016	2015
Balance, beginning of period	$4,022	$4,187
Reclassification	(150)	(241)
Charge-offs	—	(42)
Recoveries	12	8

Balance, end of period	$3,884	$3,912

Credit Quality

Please refer to Note 3 for additional information on the definitions of the credit quality indicators.

The following tables present the Company’s dental loan portfolio by market and credit grade at March 31, 2016 and December 31, 2015:

As of March 31, 2016

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Local	$147,493	$—	$2,205	$—	$149,698
National	198,552	—	2,690	—	201,242

Total	$346,045	$—	$4,895	$—	$350,940

As of December 31, 2015

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Local	$143,541	$—	$2,276	$—	$145,817
National	191,574	—	2,771	—	194,345

Total	$335,115	$—	$5,047	$—	$340,162

Past Due and Nonaccrual Loans

Please refer to Note 3 for additional information on the definitions of “past due.”

The following tables present an aged analysis of the dental loan portfolio by market, including nonaccrual loans, as of March 31, 2016 and December 31, 2015:

As of March 31, 2016

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Local	$—	$—	$—	$499	$499	$149,199	$149,698
National	—	—	—	—	—	201,242	201,242

Total	$—	$—	$—	$499	$499	$350,441	$350,940

As of December 31, 2015
	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Local	$—	$—	$—	$513	$513	$145,304	$145,817
National	—	—	—	—	—	194,345	194,345

Total	$—	$—	$—	$513	$513	$339,649	$340,162

NOTE 5 – FEDERAL FUNDS AND OVERNIGHT FUNDS PURCHASED

The Company had unsecured federal funds borrowing lines with various correspondent banks totaling $129,000 at both March 31, 2016 and December 31, 2015. At March 31, 2016 and December 31, 2015, there were no borrowings outstanding on these lines.

The Company also had a secured overnight borrowing line available from the Federal Reserve Bank that totaled $72,752 and $76,912 at March 31, 2016 and December 31, 2015, respectively. The Federal Reserve Bank borrowing line is secured through the pledging of approximately $140,845 of commercial loans under the Company’s Borrower-In-Custody program. At March 31, 2016 and December 31, 2015, there were no outstanding borrowings on this line.

In addition to federal funds borrowing lines, the Company maintains a letter of credit valued at $1,200 with a correspondent bank. The purpose of this line is to support commitments of the Company’s clients when conducting business internationally. At March 31, 2016 and December 31, 2015, there were no outstanding borrowings on this line.

NOTE 6 – FEDERAL HOME LOAN BANK BORROWINGS

The Company has a borrowing limit with the Federal Home Loan Bank of Des Moines (“FHLB”) equal to 35% of total assets, subject to the value of discounted collateral pledged and stock holdings.

At March 31, 2016, the maximum borrowing line was $687,997; however, the FHLB borrowing line was limited by the discounted value of collateral pledged. At March 31, 2016, the Company had pledged $687,140 in real estate loans to the FHLB that had a discounted collateral value of $465,153. There was $30,500 borrowed on this line at March 31, 2016.

At December 31, 2015, the maximum borrowing line was $657,086; however, the FHLB borrowing line was limited by the discounted value of collateral pledged. At December 31, 2015, the Company had pledged $666,297 in real estate loans to the FHLB that had a discounted collateral value of $414,044. There was $77,500 borrowed on this line at December 31, 2015.

Below is a summary of outstanding FHLB borrowings by maturity.

	Current Rates	March 31, 2016
Cash management advance	NA
2016	1.84%-2.36%	$22,500
2017	2.28%	3,000
2018	1.55%	3,000
2019	—	—
2020	—	—
Thereafter	3.85%	2,000

		$30,500

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

Pursuant to the 2006 SOEC Plan, incentive stock options (“ISOs”), nonqualified stock options, restricted stock, restricted stock units (“RSUs”), or stock appreciation rights (“SARs”) may be awarded to attract and retain the best available personnel to the Corporation and its subsidary. SARs may be settled in common stock or cash as determined at the date of issuance. Liability-based awards (including all cash-settled SARs) have no impact on the number of shares available to be issued within the plan. Additionally, non-qualified option awards and restricted stock awards may be granted to directors under the terms of this plan.

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

For the three months ended March 31, 2016 and 2015, no equity awards were granted under the 2006 Stock Option and Equity Compensation Plan.

The following table identifies the compensation expense recorded and tax benefits received by the Company on its share-based compensation plans for the three months ended March 31, 2016, and 2015:

	Three months ended March 31,
	2016		2015
	Compensation Expense	Tax Benefit	Compensation Expense	Tax Benefit
Equity-based awards:
Employee RSUs	$384	$146	$332	$126

The following table identifies stock options, employee stock SARs, and employee cash SARs exercised during the three months ended March 31, 2016 and 2015:

	Three months ended
	March 31, 2016
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	16,475	$12.73	$54	16,475	NA
Employee stock SARs	6,265	$11.86	$4	995	NA
Employee cash SARs	3,822	$13.43	NA	NA	$9

	26,562		58	17,470	9

	Three months ended
	March 31, 2015
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	1,102	$12.25	$2	1,102	NA
Employee stock SARs	613	$11.69	$1	—	NA
Employee cash SARs	208	$12.07	NA	NA	$—

	1,923		3	1,102	—

At March 31, 2016, the Company had estimated unrecognized compensation expense of approximately $2,330 for unvested RSUs. This amount is based on a historical forfeiture rate of 13.00% for all RSUs granted to employees. The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested RSUs was approximately 2.49 years as of March 31, 2016.

NOTE 8 – DERIVATIVE INSTRUMENTS

The Bank purchases derivative instruments as a way to help mitigate interest rate risk. During the first quarter 2013, the Company entered into an interest rate swap agreement with an $8,000 notional amount to convert its variable-rate Junior Subordinated Debenture debt into a fixed rate for a term of seven years at a rate of 2.73%. The derivative is designated as a cash flow hedge. The cash flow hedge meets the definition of highly effective and the Company expects the hedge to be highly effective throughout the remaining term of the swap. The fair value of the derivative instrument at March 31, 2016, was a $100 unrealized loss, which is recorded in accrued interest and other payables on the consolidated balance sheet. The Company pledged $400 under collateral arrangements to satisfy collateral requirements associated with the interest rate swap contract.

The Bank maintains two interest rate swaps with commercial banking customers tied to loans on the consolidated balance sheet. Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a first party, such that the Bank minimizes its net risk exposure. As of March 31, 2016, the Bank had non-hedge designated interest rate swaps with an aggregate notional amount of approximately $8,717 related to this program. The Bank does not require separately pledged collateral to secure its interest rate swaps with customers. However, it does make a practice of cross-collateralizing the interest rate swaps with collateral on the underlying loan. The Bank has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral totaling $250 consisting of cash held on deposit for the benefit of the counterparty against its obligations under these agreements as of March 31, 2016 and December 31, 2015.

The Bank entered into a swap with a third party to serve as a hedge to an equal amount of fixed rate loans. As of March 31, 2016 and December 31, 2015, the Bank had one swap designated a hedging instrument with a notional amount of $1,516 hedging a 10-year fixed rate note bearing interest at 5.71% and maturing August 2023. The notional amount does not represent direct credit exposure. Direct credit exposure is limited to the net difference between the calculated amount to be received and paid. As the Bank has designated the swap a fair value hedge, the underlying hedged loan is carried at fair value on the consolidated balance sheet and included in loans, net of deferred fees.

The following tables present quantitative information pertaining to the interest rate swaps as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Hedge- Designated	Not-Hedge- Designated	Hedge- Designated	Not-Hedge- Designated
Notional amount	$1,516	$8,717	$1,525	$8,774
Weighted average pay rate	5.71%	4.85%	5.71%	4.85%
Weighted average receive rate	3.44%	3.52%	3.20%	3.28%
Weighted average maturity in years	7.35	6.24	7.6	6.49

The following table presents the fair values of derivative instruments and their locations in the consolidated balance sheets as of March 31, 2016 and December 31, 2015:

		Asset Derivatives		Liability Derivatives
Derivative	Balance sheet location	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Cash flow hedge	Other assets or other payables	$—	$82	$100	$—
Interest rate swap designated as hedging instrument	Other assets or other payables	114	66	143	93
Interest rate swap not designated as hedging instrument	Other assets or other payables	148	24	148	24

		$262	$172	$391	$117

The following table presents the income statement impact of the derivative instruments for the period ended March 31, 2016 and 2015:

		Three months ended
	Income statement	March 31,
Derivative	location	2016	2015
Cash flow hedge	Other noninterest income	$—	$—
Interest rate swap designated as hedging instrument	Other noninterest income	1	5
Interest rate swap not designated as hedging instrument	Other noninterest income	—	—

		$1	$5

NOTE 9 – FAIR VALUE

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

The estimated fair values of the financial instruments at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$54,459	$54,459	$36,675	$36,675
Securities available-for-sale	383,442	383,442	366,598	366,598
Loans, net of deferred fees	1,429,734	1,417,537	1,404,482	1,389,562
Interest receivable	6,003	6,003	5,721	5,721
Federal Home Loan Bank stock	3,511	3,511	5,208	5,208
Bank-owned life insurance	23,030	23,030	22,884	22,884
Interest rate swaps	262	262	172	172
Financial liabilities:
Deposits	$1,696,588	$1,696,645	$1,597,093	$1,597,280
Federal Home Loan Bank borrowings	30,500	30,797	77,500	77,651
Junior subordinated debentures	8,248	2,787	8,248	2,741
Interest payable	156	156	138	138
Interest rate swaps	391	391	117	117

Cash and cash equivalents – The carrying amount approximates fair value.

Securities available-for-sale– Fair value is based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans – For variable rate loans that reprice frequently and have no significant change in credit risk, fair value is based on carrying values. Fair value of fixed rate loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable, and consider credit risk. The Company uses an independent first-party to establish the fair value of loans.

Federal Home Loan Bank stock – The carrying amount represents the fair value and value at which FHLB of Des Moines would redeem the stock.

Interest receivable and payable– The carrying amounts of accrued interest receivable and payable approximate their fair value.

Bank-owned life insurance – The carrying amount is based on cash surrender value which approximates fair value.

Interest rate swaps – Fair value is based on quoted market prices.

Deposits – Fair value of demand, interest bearing demand and savings deposits is the amount payable on demand at the reporting date. Fair value of time deposits is estimated using the interest rates currently offered for deposits of similar remaining maturities. The Company uses an independent first-party to establish the fair value of time deposits.

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

The following table presents information about the level in the fair value hierarchy for the Company’s assets and liabilities not measured and carried at fair value as of March 31, 2016 and December 31, 2015:

	Carrying Amount	Fair Value at March 31, 2016
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$54,459	$54,459	$—	$—
Loans, net of deferred fees	1,429,734	—	—	1,417,537
Interest receivable	6,003	6,003	—	—
Federal Home Loan Bank stock	3,511	3,511	—	—
Bank-owned life insurance	23,030	23,030	—	—
Interest rate swaps	262	262	—	—

Financial liabilities:
Deposits	$1,696,588	$1,563,169	$133,476	$—
Federal Home Loan Bank borrowings	30,500	—	30,797	—
Junior subordinated debentures	8,248	—	2,787	—
Interest payable	156	156	—	—
Interest rate swaps	391	391	—	—

	Carrying Amount	Fair Value at December 31, 2015
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$36,675	$36,675	$—	$—
Loans	1,404,482	—	—	1,389,562
Interest receivable	5,721	5,721	—	—
Federal Home Loan Bank stock	5,208	5,208	—	—
Bank-owned life insurance	22,884	22,884	—	—
Interest rate swaps	172	172	—	—

Financial liabilities:
Deposits	$1,597,093	$1,458,490	$138,790	$—
Federal Home Loan Bank borrowings	77,500	—	77,651	—
Junior subordinated debentures	8,248	—	2,741	—
Accrued interest payable	138	138	—	—
Interest rate swaps	117	117	—	—

The tables below show assets (liabilities) measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	Carrying	Fair Value at March 31, 2016
	Value	Level 1	Level 2	Level 3
Financial Assets
Available-for-sale securities
Obligations of U.S. government agencies	$35,599	$—	$35,599	$—
Obligations of states and political subdivisions	99,844	—	99,844	—
Agency mortgage-backed securities	204,891	—	204,891	—
Private-label mortgage-backed securities	2,576	—	1,055	1,521
SBA pools	39,641	—	39,641	—
Corporate securities	891	—	891	—
Interest rate swaps	262	262	—	—

Total assets measured on a recurring basis	$383,704	$262	$381,921	$1,521

Financial Liabilities

Interest rate swap liabilities measured on a recurring basis	$391	$391	$—	$—

	Carrying	Fair Value at December 31, 2015
	Value	Level 1	Level 2	Level 3
Available-for-sale securities
Obligations of U.S. government agencies	$44,623	$—	$44,623	$—
Obligations of states and political subdivisions	97,151	—	97,151	—
Agency mortgage-backed securities	185,370	—	185,370	—
Private-label mortgage-backed securities	2,789	—	1,203	1,586
SBA pools	35,772	—	35,772	—
Corporate securities	893	—	893	—
Interest rate swaps	172	172	—	—

Total assets measured on a recurring basis	$366,770	$172	$365,012	$1,586

Financial Liabilities

Interest rate swap liabilities measured on a recurring basis	$117	$117	$—	$—

No transfers to or from Levels 1 and 2 occurred on assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2016, or during the year ended December 31, 2015.

The following is a description of the inputs and valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis. Fair value for all classes of available-for-sale securities and derivative instruments are estimated by obtaining quoted market prices for identical assets, where available. If such prices are not available, fair value is based on independent asset pricing services and models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, prepayments, defaults, cumulative loss projections, and cash flows. There have been no significant changes in the valuation techniques during the periods reported.

The following table provides a reconciliation of private-label mortgage-backed securities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended March 31, 2016, and 2015:

	Three months ended March 31,
	2016	2015
Beginning balance	$1,586	$1,568
Transfers into level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses
Included in earnings	—	—
Included in other comprehensive income	13	13
Paydowns	(78)	(37)
Purchases, issuances, sales and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—

Ending balance	$1,521	$1,544

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

The Company utilizes FTN Financial as an independent first-party asset pricing service to estimate fair value on all of its available-for-sale securities. The inputs used to value all securities include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research, market indicators, and industry and economic trends. Additional inputs specific to each asset type are as follows:

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

The first-party pricing service follows multiple review processes to assess the available market, credit and deal-level information to support its valuation estimates. If sufficient objectively verifiable information is not available to support a security’s valuation, an alternate independent evaluation source will be used.

The Company’s securities portfolio was valued through its independent first-party pricing service using evaluated pricing models and quoted prices based on market data. For further assurance, the Company’s estimate of fair value was compared to an additional independent first-party estimate at June 30, 2015, and the Company obtained key inputs for a sample of securities across sectors and evaluated those inputs for reasonableness. This analysis was performed at the individual security level and no material variances were noted.

There have been no significant changes in the valuation techniques during the periods reported.

The tables below show assets measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015:

	Carrying	Fair Value
March 31, 2016	Value	Level 1	Level 2	Level 3

Loans measured for impairment (net of government guarantees and specific reserves)	$—	$—	$—	$—
Other real estate owned	—	—	—	—

Total	$—	$—	$—	$—

	Carrying	Fair Value
December 31, 2015	Value	Level 1	Level 2	Level 3

Loans measured for impairment (net of government guarantees and specific reserves)	$53	$—	$—	$53
Other real estate owned	10,147	—	—	10,147

Total	$10,200	$—	$—	$10,200

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

NOTE 10 – REGULATORY MATTERS

The Company and the Bank are subject to the regulations of certain federal and state agencies and receive periodic examinations by those regulatory authorities. In addition, they are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total capital, Tier 1 capital, common equity Tier 1 to risk-weighted assets and, Tier 1 capital to leverage assets. Management believes that, as of March 31, 2016, the Company and the Bank met all capital adequacy requirements to which they were subject.

As of March 31, 2016, and according to Federal Reserve and FDIC guidelines, the Bank was considered to be well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total capital, Tier 1 capital, common equity Tier 1 to risk-weighted assets and, Tier 1 capital to leverage assets ratios as set forth in the following table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2016:
Total capital (to risk weighted assets)
Bank:	$203,029	12.40%	$131,035	8.00%	$163,794	10.00%
Company:	$204,152	12.46%	NA		NA
Tier 1 capital (to risk weighted assets)
Bank:	$185,073	11.30%	$98,276	6.00%	$131,035	8.00%
Company:	$186,196	11.37%	NA		NA
Common Equity Tier 1 (to risk weighted assets)
Bank:	$185,073	11.30%	$73,707	4.50%	$106,466	6.50%
Company:	$178,196	10.88%	NA		NA
Tier 1 capital (to leverage assets)
Bank:	$185,073	9.70%	$76,351	4.00%	$81,897	5.00%
Company:	$186,196	9.75%	NA		NA

As of December 31, 2015:
Total capital (to risk weighted assets)
Bank:	$200,236	12.52%	$127,990	8.00%	$159,988	10.00%
Company:	$201,261	12.58%	NA		NA
Tier 1 capital (to risk weighted assets)
Bank:	$182,575	11.41%	$95,993	6.00%	$127,990	8.00%
Company:	$183,600	11.47%	NA		NA
Common Equity Tier 1 (to risk weighted assets)
Bank:	$182,575	11.41%	$71,995	4.50%	$103,992	6.50%
Company:	$175,600	10.97%	NA		NA
Tier 1 capital (to leverage assets)
Bank:	$182,575	9.88%	$73,939	4.00%	$92,422	5.00%
Company:	$183,600	9.93%	NA		NA

NOTE 11 – SUBSEQUENT EVENTS

On April 26, 2016, the Bank announced the signing of a definitive agreement to acquire Foundation Bank, a state chartered bank headquartered in Bellevue, Washington. Under the terms of the agreement, which has been unanimously approved by the boards of directors of Pacific Continental Corporation, Pacific Continental Bank, Foundation Bancorp, Inc. and Foundation Bank, the shareholders of Foundation may elect to receive either 0.7911 shares of the Company’s common stock, $12.50 per share in cash or a combination thereof, for each share of Foundation common stock. The preferred stock of Foundation will become convertible into the right to receive the merger consideration with respect to 1,500,000 shares of Foundation Bancorp, Inc. common stock, together with cumulative cash dividends payable to such holders. As of the announcement date the aggregate consideration for Foundation was approximately $67.1 million, or $13.02 per share. The number of shares of the Company’s common stock to be issued to Foundation shareholders is based on a fixed exchange ratio. The value of the stock portion of the consideration will fluctuate based on the value of the Company’s common stock. To the extent there are under or over subscriptions for cash election shares by Foundation shareholders, under the terms of the merger agreement there will be a re-allocation of the merger consideration for such Foundation shareholders such that the aggregate cash consideration shall equal approximately $19.3 million. Completion of the transaction is subject to customary closing conditions, including bank regulatory approvals and approval of Foundation Bank’s shareholders. The transaction is expected to close in the third quarter of 2016.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Consolidated Financial Statements alone. The discussion should be read in conjunction with the consolidated financial statements and the notes included in this report. Please refer also to our Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in the Company’s 2015 Form 10-K. All dollar amounts, except share and per share data, are expressed in thousands of dollars.

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding projected results, the expected interest rate environment and its impact on our business, loan yields and expected prepayments, net interest margin, expectations regarding nonperforming assets, loan growth, earning asset mix, expected cash flows from the securities portfolio, expectations regarding the Company’s securities portfolio, restricting of the securities portfolio and the purchase and sale of securities, their value and yields, growth in core deposits and cost, capital levels, liquidity and dividends, expectations regarding certain large depositor relationships, the outcome of legal proceedings, loan rates and expectations regarding the impact on the net interest margin, management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this report, and our other reports filed with the SEC:

•	Local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets.

•	The local housing or real estate market could decline.

•	The risks presented by an economic recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations, and loan portfolio delinquency rates.

•	Our concentration in loans to dental professionals exposes us to the risks affecting dental practices in general.

•	Interest rate changes could significantly reduce net interest income and negatively affect funding sources.

•	Projected business increases following any future or pending strategic expansion or opening of new branches could be lower than expected.

•	Competition among financial institutions could increase significantly.

•	The goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings.

•	The reputation of the financial services industry could deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers.

•	The efficiencies we may expect to receive from any investments in personnel, acquisitions, and infrastructure may not be realized.

•	The level of nonperforming assets and charge-offs or changes in the estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements may increase.

•	Changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, executive compensation, and insurance) could have a material adverse effect on our business, financial condition and results of operations.

•	Acts of war or terrorism, or natural disasters, may adversely impact our business.

•	The timely development and acceptance of new banking products and services and perceived overall value of these products and services by users may adversely impact our ability to increase market share and control expenses.

•	Changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters, may impact the results of our operations.

•	The costs and effects of legal, regulatory and compliance developments, including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews, may adversely impact our ability to increase market share and control expenses, or may result in substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition.

•	Our success at managing the risks involved in the foregoing items will have a significant impact on our results of operations and future prospects.

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in Part I, Item 1A “Risk Factors” in the Company’s 2015 Form 10-K and Part II, Item 1A, “Risk Factors” in this report and elsewhere in this report or in our other reports with the SEC, and include risks and uncertainties described or referred to in Part I, Item 1 “Business” under the captions “Competition” and “Supervision and Regulation” in the Company’s 2015 Form 10-K and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Please take into account that forward-looking statements speak only as of the date of this report. The Company does not undertake any obligation to publicly correct or update any forward-looking statement whether as a result of new information, future events or otherwise.

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

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2015 Form 10-K. Management believes that the following policies and those disclosed in the Notes to Consolidated Financial Statements in the Company’s 2015 Form 10-K should be considered critical under the SEC definition:

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

Goodwill and Intangible Assets

At March 31, 2016, the Company had $43,808 in goodwill and other intangible assets. In accordance with financial accounting standards, assets with indefinite lives are periodically tested for impairment. Management performs an impairment analysis of its goodwill and intangible assets with indefinite lives at least annually and has determined that there was no impairment as of December 31, 2015, the date the most recent analysis was performed.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of ASU No. 2015-16 did not have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815); Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria (including those in paragraphs 815-20-35-14 through 35-18) continue to be met. ASU 2016-05 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

In March 2016-06, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815); Contingent Put and Call Options in Debt Instruments. The amendments in this Update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments in this Update clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The amendments are an improvement to GAAP because they eliminate diversity in practice in assessing embedded contingent call (put) options in debt instruments. ASU 2016-06 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No 2016-07, Investments – Equity Method and Joint Ventures (Topic 323); Simplifying the Transition to the Equity method of accounting. The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-bystep basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this Update require that an entity that has an available-forsale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606); Principal versus agent considerations (reporting revenue gross versus net). The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update do not change the core principle of the guidance. The amendments clarify the implementation guidance on principal versus agent considerations. When another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). When (or as) an entity that is a principal satisfies a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. When (or as) an entity that is an agent satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. ASU 2016-08 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718); Improvements to employee share-based payment accounting. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the specific changes associated with the update include all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) being recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. ASU 2016-10 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

Financial Highlights

	For the three months ended March 31,
	2016	2015	$ Change	% Change
Net interest income	$18,809	$14,972	$3,837	25.63%
Noninteret income	1,807	1,276	531	41.61%

Operating revenue (1)	20,616	16,248	4,368	26.88%
Provision for loan losses	245	—	245	NM
Noninterest expense	12,007	11,972	35	0.29%
Provision for income taxes	2,905	1,474	1,431	97.08%

Net income	$5,459	$2,802	$2,657	94.83%

Earnings per share
Basic	$0.28	$0.15	$0.13	86.67%
Diluted	$0.28	$0.15	$0.13	86.67%

Assets, period-end	$1,965,705	$1,780,849	$184,856	10.38%
Gross loans, period-end	$1,431,303	$1,255,877	$175,426	13.97%
Core deposits, period end (2)	$1,633,941	$1,417,397	$216,544	15.28%
Deposits, period-end	$1,696,588	$1,496,747	$199,841	13.35%

Return on average assets (3)	1.12%	0.72%
Return on average equity (3)	9.92%	5.91%
Return on average tangible equity (3) (4)	12.35%	7.05%

(1)	Operating revenue is defined as net interest income plus noninterest income.
(2)	Defined by the Company as demand, interest checking, money market, savings, and local nonpublic time deposits, including local nonpublic time deposits in excess of $100.
(3)	Amounts annualized.
(4)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.

NM Not meaningful

The Company earned $5,459, or $0.28 per diluted share, in first quarter 2016, compared to $2,802, or $0.15 per diluted share, in first quarter 2015. The increase in net income is attributable to an increase in operating revenues, primarily net interest income, which was partially offset by an increase in the provision for loan losses and higher noninterest expense. First quarter 2015 results included the impact of the acquisition of Capital Pacific Bank, which closed on March 6, 2015, and included $1,836 of merger-related expenditures. The acquisition, combined with organic loan and deposit growth, were the primary drivers of increased operating revenues and noninterest expense in first quarter 2016 when compared to first quarter 2015. The increase in the provision for loan losses in first quarter 2016 over first quarter 2015 was primarily due to growth in outstanding loans as credit quality remained strong during the period.

During first quarter 2016, the Company continued to experience organic growth in outstanding loans. Outstanding loans at March 31, 2016, were $1,431,303, up $25,291 over December 31, 2015, outstanding loans. Annualized first quarter loan growth was 7.23% and represented an expansion in core lending segments, including real estate loans and commercial loans. Outstanding core deposits at March 31, 2016, were $1,633,941, which represented an increase of $99,999, over core deposit at December 31, 2015.

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

	March 31, 2016	December 31, 2015	March 31, 2015
Total shareholders’ equity	$224,879	$218,491	$210,651
Subtract:
Goodwill	(40,027)	(39,255)	(39,032)
Core deposit intangible assets	(3,781)	(3,904)	(4,274)

Tangible shareholders’ equity (non-GAAP)	$181,071	$175,332	$167,345

Book value per share	$11.46	$11.15	$10.80
Tangible book value per share (non-GAAP)	$9.23	$8.94	$8.58

Year-to-date return on average equity	9.92%	10.10%	5.91%
Year-to-date return on average tangible equity (non-GAAP)	12.35%	12.60%	7.05%

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

Net interest margin as a percentage of average earning assets for first quarter 2016 was 4.27%, a decrease of 8 basis points from the prior quarter, and an increase of 1 basis point over first quarter 2015. The linked-quarter decrease in the net interest margin was primarily due to a decrease in earning asset yields, which was primarily attributable to a decrease in accretion income, associated with acquired loans. During the first quarter 2016, accretion of loan fair value discounts and other nonrecurring items was $432 and added 10 basis points to the net interest margin, compared to loan fair value accretion and other nonrecurring items of $687 in fourth quarter 2015 that added 16 basis points to the net interest margin. In addition to a reduction in accretion income new loans were being booked at rates below the current portfolio yield, and are expected to place downward pressure on the net interest margin. However, the Company anticipates additional loan growth, which will grow net interest income while the margin is reduced.

The improvement in year-over-year net interest margin of 1 basis point was primarily due to a decrease in the cost of interest-bearing liabilities, which was down 7 basis points in first quarter 2016 from first quarter 2015 but was partially offset by a reduction in earning asset yields for first quarter 2016, which were down 5 basis points from first quarter 2015.

The core net interest margin, which removes the effect of fair value accretion and nonrecurring items, has remained relatively stable due to a continued shift in earning asset mix as higher yielding loans are a larger proportion of total earning assets versus the lower yielding securities portfolio. Core net interest margin is considered to be a non-GAAP financial measure. Below is a summary of the core net interest margin, which excludes nonrecurring items and accretion of fair value marks, for first quarter 2016, fourth quarter 2015, and first quarter 2015. This summary presents a reconciliation of the net interest margin to adjusted net interest margin for the period:

Reconciliation of Adjusted Net Interest Income to Net Interest Income

	Three months ended
	March 31, 2016	December 31, 2015	March 31, 2015
Tax equivalent net interest income (1)	$19,324	$19,281	$15,327
Subtract
Century Bank accretion	38	37	120
Capital Pacific Bank accretion	371	634	249
Interest recoveries on nonaccrual loans	—	—	—
Prepayment penalties on loans	84	16	—
Prepayment penalties on brokered deposits	(61)	—	—

Adjusted net interest income (non-GAAP)	$18,892	$18,594	$14,958

Average earnings assets	$1,820,554	$1,759,331	$1,458,910

Net interest margin	4.27%	4.35%	4.26%
Core net interest margin (non-GAAP)	4.17%	4.19%	4.16%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of $515, $459, and $353 for the three months ended March 31, 2016, December 31, 2015, and March 31, 2015, respectively.

The following table presents condensed balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates on interest-bearing liabilities, for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015:

Table I

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Three months ended March 31, 2016			Three months ended March 31, 2015
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$34,380	$45	0.53%	$10,662	$5	0.19%
Federal Home Loan Bank stock	4,058	28	2.78%	10,143	3	0.12%
Securities available-for-sale:
Taxable	307,122	1,689	2.21%	285,802	1,373	1.95%
Tax-exempt(1)	71,879	733	4.10%	74,597	774	4.21%
Loans, net of deferred fees and allowance(2)
Taxable	1,355,536	17,235	5.11%	1,062,221	14,033	5.36%
Tax-exempt(3)	47,579	738	6.24%	15,485	235	6.15%

Total interest-earning assets	1,820,554	20,468	4.52%	1,458,910	16,423	4.57%

Non earning assets
Cash and due from banks	25,012			20,349
Property and equipment	18,459			17,812
Goodwill & intangible assets	43,611			31,099
Interest receivable and other assets	48,776			45,597

Total nonearning assets	135,858			114,857

Total assets	$1,956,412			$1,573,767

Interest-bearing liabilities
Money market and NOW accounts	$847,784	$(546)	-0.26%	$642,401	$(431)	-0.27%
Savings deposits	67,487	(20)	-0.12%	56,201	(18)	-0.13%
Time deposits - core (4)	73,605	(66)	-0.36%	62,236	(73)	-0.48%

Total interest-bearing core deposits	988,876	(632)	-0.26%	760,838	(522)	-0.28%

Time deposits - noncore	63,683	(265)	-1.67%	82,986	(288)	-1.41%

Interest-bearing repurchase agreements	44	—	0.00%	—	—	0.00%
Federal funds purchased	657	(2)	-1.22%	894	(2)	-0.91%
FHLB borrowings	48,665	(189)	-1.56%	81,909	(228)	-1.13%
Junior subordinated debenture	8,248	(56)	-2.73%	8,248	(56)	-2.75%

Total interest-bearing wholesale funding	121,297	(512)	-1.70%	174,037	(574)	-1.34%

Total interest-bearing liabilities	1,110,173	(1,144)	-0.41%	934,875	(1,096)	-0.48%

Noninterest-bearing liabilities
Demand deposits	617,672			439,780
Noninterest-bearing repurchase agreements	180			77
Interest payable and other	6,962			6,695

Total noninterest liabilities	624,814			446,552

Total liabilities	1,734,987			1,381,427
Shareholders’ equity	221,425			192,340

Total liabilities and shareholders’ equity	$1,956,412			$1,573,767

Net interest income		$19,324			$15,327

Net interest margin(1)		4.27%			4.26%

(1)	Tax-exempt securities income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $257 and $271 for the three months ended March 31, 2016, and March 31, 2015, respectively. Net interest margin was positively impacted by 6 and 8 basis points for the three months ended March 31, 2016, and March 31, 2015, respectively.
(2)	Interest income includes recognized loan origination fees of $205 and $147 for the three months ended March 31, 2016, and March 31, 2015, respectively.
(3)	Tax-exempt loan income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $258 and $82 for the three months ended March 31, 2016, and March 31, 2015, respectively. Net interest margin was positively impacted by 6 and 2 basis points for the three months ended March 31, 2016, and March 31, 2015, respectively.
(4)	Defined by the Company as interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.

First quarter 2016 average volumes in Table I include the full impact of the Capital Pacific transaction, but 2015 figures only include the Capital Pacific assets and liabilities as of the acquisition date of March 6, 2015. Table I shows that earning asset yields in first quarter 2016 were 4.52%, down 5 basis points from the 4.57% recorded in first quarter 2015. The Bank experienced a reduction in yield on the taxable loan portfolio of 25 basis points when compared to the prior period. New loans continued to be booked at rates lower than the average portfolio rate, which continued to slowly reduce the overall portfolio yield. The increase in the yield on securities reflected more recent purchases, which were longer in maturity, while still remaining within the Bank’s internal policy limits.

The cost of interest-bearing liabilities decreased by 7 basis points from 0.48% in first quarter 2015 compared to 0.41% in first quarter 2016. The decline in the cost of interest-bearing liabilities was primarily due to a lower cost of interest-bearing core deposits, combined with a reduction in the outstanding FHLB borrowings and non-core time deposits. The rates paid on interest-bearing core deposits declined by 2 basis points, due to a lower cost of core time deposits, money market and NOW accounts. The change in the mix of interest-bearing liabilities was significant and influenced the overall decline in the cost of interest-bearing liabilities, as the rates on the non-core funding increased from first quarter 2015. During first quarter 2016, average interest-bearing core deposits made up 89.07% of total interest-bearing liabilities. That compares to first quarter 2015, where interest-bearing core deposits were only 81.38% of total interest-bearing liabilities.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended March 31, 2016, compared to the three months ended March 31, 2015.

Table II

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Three months ended March 31, 2016 compared to March 31, 2015 Increase (decrease) due to
	Volume	Rate	Days	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$11	$29	$—	$40
Federal Home Loan Bank stock	(2)	27	—	25
Securities available-for-sale:
Taxable	103	200	13	316
Tax-exempt(1)	(28)	(19)	6	(41)
Loans, net of deferred fees and allowance
Taxable	3,907	(815)	110	3,202
Tax-exempt(2)	491	10	2	503

Total interest-earning assets	4,482	(568)	132	4,046

Interest paid on:
Money market and NOW accounts	139	(27)	3	115
Savings deposits	4	(2)	—	2
Time deposits - core (3)	13	(21)	1	(7)

Total interest-bearing core deposits	156	(50)	4	110

Time deposits - noncore	(68)	42	3	(23)
Interest-bearing repurchase agreements	—	—	—	—
Federal funds purchased	(1)	1	—	—
FHLB & FRB borrowings	(93)	52	2	(39)
Junior subordinated debenture	—	—	—

Total interest-bearing wholesale funding	(162)	95	5	(62)

Total interest-bearing liabilities	(6)	45	9	48

Net interest income(1)	$4,488	$(613)	$123	$3,998

(1)	Tax-exempt securities income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $257 and $271 for the three months ended March 31, 2016, and March 31, 2015, respectively. Net interest margin was positively impacted by 6 and 8 basis points for the three months ended March 31, 2016, and March 31, 2015, respectively.
(2)	Tax-exempt loan income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $258 and $82 for the three months ended March 31, 2016, and March 31, 2015, respectively. Net interest margin was positively impacted by 6 and 2 basis points for the three months ended March 31, 2016, and March 31, 2015, respectively.
(3)	Defined by the Company as interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.

The first quarter 2016 rate/volume analysis shows that net interest income increased by $3,998 over first quarter 2015. Interest income increased $4,046, while interest expense increased $48. The increase in interest income was primarily due to higher volumes, which generated an additional $4,482 in interest income, which was partially offset by a decline in interest income of $568 due to lower rates.

The increase in interest expense in first quarter 2016, when compared to first quarter 2015, was primarily due to an increase in the volume of core deposits. Higher volumes of interest-bearing core deposits increased interest expense, but was partially offset by a reduction in the rates paid on the core deposits. A corresponding decrease in interest-bearing wholesale funding balances was partially offset by an increase in the cost of wholesale funding.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the three months ended March 31, 2016, and 2015:

	Three months ended March 31,
	2016	2015
Balance, beginning of period	$17,301	$15,637
Provision charged to income	245	—
Loans charged against allowance	—	(73)
Recoveries credited to allowance	50	160

Balance, end of period	$17,596	$15,724

The Company recorded $245 in provision for loan losses during the first quarter 2016, which was primarily attributable to growth in the loan portfolio experienced during the quarter. The Company’s classified assets at March 31, 2016, were 20.96% of regulatory capital, compared to 23.03% and 27.60% of regulatory capital at December 31, 2015 and March 31, 2015, respectively.

For the three months ended March 31, 2016, the Company recorded net loan recoveries of $50, or annualized 0.01% of average outstanding loans, compared to net loan recoveries of $87, or 0.02% of average loans, for the same period in 2015. The allowance for loan losses for outstanding loans at March 31, 2016, was $17,596, or 1.23% of outstanding loans, compared to 1.23% and 1.25% of outstanding loans at December 31, 2015, and March 31, 2015, respectively. The allowance as a percentage of outstanding loans also included loans acquired through merger transactions, which were booked net of their credit related fair value adjustment and were only included in the allowance for loan losses to the extent their credit impairment exceeded the remaining credit related fair value discount. At March 31, 2016, the Company had a total of $2,316 of credit related fair value adjustment assigned to acquired loans. The balance of these acquired loans totaled $173,001, before the credit and interest rate fair value adjustments. When acquired loans with an assigned credit fair value mark are excluded from outstanding loans, the allowance for loan losses of $17,596 as a percentage of organic loans outstanding was 1.39% as of March 31, 2016. The allowance as a percentage of nonperforming loans, net of government guarantees, was 666.01% at March 31, 2016, compared to 636.30% and 596.74% at December 31, 2015, and March 31, 2015, respectively.

At March 31, 2016, $6,765 of loans (net of government guarantees) were classified as impaired. A specific allowance of $103 (included in the ending allowance at March 31, 2016) was assigned to these loans. That compares to impaired loans of $7,527 and a specific allowance assigned of $175 at December 31, 2015.

Total nonperforming assets, net of government guarantees, were $14,389, or 0.73% of total assets, at March 31, 2016, down $77 from December 31, 2015, as the Company continued to resolve problem loans. At March 31, 2016, nonperforming assets consisted of $2,642 in nonaccrual loans (net of government guarantees), no loans were 90 days past due and still accruing interest, and there was $11,747 of other real estate owned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more, and other real estate owned for the periods covered in this report:

Nonperforming Assets and Asset Quality Ratios

	March 31, 2016	December 31, 2015	March 31, 2015
NONPERFORMING ASSETS
Nonaccrual loans
Real estate loans
Multi-family residential	$—	$—	$—
Residential 1-4 family	710	733	830
Owner-occupied commercial	2,309	2,369	1,117
Nonowner-occupied commercial	761	790	897

Total permanent real estate loans	3,780	3,892	2,844
Construction loans
Multi-family residential	—	—	—
Residential 1-4 family	53	53	166
Commercial real estate	—	—	—
Commercial bare land and acquisition & development	—	—	—
Residential bare land and acquisition & development	—	—	—

Total construction real estate loans	53	53	166

Total real estate loans	3,833	3,945	3,010
Commercial loans	1,529	1,564	1,067

Total nonaccrual loans	5,362	5,509	4,077
90-days past due and accruing interest	—	—	—
Total nonperforming loans	5,362	5,509	4,077
Nonperforming loans guaranteed by government	(2,720)	(2,790)	(1,442)

Net nonperforming loans	2,642	2,719	2,635
Other real estate owned	11,747	11,747	14,167

Total nonperforming assets, net of guaranteed loans	$14,389	$14,466	$16,802

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of total loans outstanding	1.23%	1.23%	1.25%
Allowance for loan losses as a percentage of total nonperforming loans, net of government guarantees	666.01%	636.30%	596.74%
Net loan charge offs as a percentage of average loans, annualized	-0.01%	-0.02%	-0.03%
Net nonperforming loans as a percentage of total loans	0.18%	0.19%	0.21%
Nonperforming assets as a percentage of total assets	0.73%	0.76%	0.94%
Consolidated classified asset ratio(1)	20.96%	23.03%	27.60%

(1)	Consolidated classified asset ratio is defined as the sum of all loan-related contingent liabilities and loans internally graded substandard or worse (net of government guarantees), adversely classified securities, and other real estate owned, divided by total consolidated Tier 1 capital plus the allowance for loan losses.

Other real estate owned at March 31, 2016, consisted of seven properties. One of the properties, a commercial land development project valued at $9,988, comprised 85.03% of the total other real estate owned category. The Company has been actively marketing this property; however the location and nature of the commercial land development property make it susceptible to possible future valuation write-downs as it is appraised on an annual basis.

Noninterest Income

	Noninterest Income Summary
	Three months ended
	March 31,	March 31,	Change	Change
	2016	2015	$	%
Service charges on deposit accounts	$693	$575	$118	20.52%
Bankcard income	290	197	93	47.21%
Bank-owned life insurance income	146	109	37	33.94%
Net gain on sale of investment securities	237	53	184	347.17%
Impairment losses on investment securities (OTTI)	(17)	—	(17)	NM
Other noninterest income	458	342	116	33.92%

	$1,807	$1,276	$531	41.61%

For the three months ended March 31, 2016, noninterest income was $1,807, up $531 or 41.61% from the same period last year. The increase in noninterest income through March 31, 2016, when compared to the same period last year, was primarily due to a $184 or 347.17% increase in gains on sales of securities and a $118 or 20.52% increase in service change revenue. The increase in service charges was primarily due to the acquisition of Capital Pacific Bank, which closed on March 6, 2015. The increase in gains on the sale of securities resulted primarily from a repositioning of the portfolio, allowing the Company to realize gains while reinvesting in securities without decreasing the overall portfolio performance.

Noninterest Expense

	Noninterest Expense Summary
	Three months ended
	March 31,	March 31,	Change	Change
	2016	2015	$	%
Salaries and employee benefits	$7,559	$6,409	$1,150	17.94%
Property and equipment	1,115	980	135	13.78%
Data processing	864	684	180	26.32%
Legal and professional services	611	400	211	52.75%
Business development	516	353	163	46.18%
FDIC insurance assessment	288	212	76	35.85%
Other real estate expense	10	241	(231)	-95.85%
Merger related expense	—	1,836	(1,836)	-100.00%
Other noninterest expense	1,044	857	187	21.82%

	$12,007	$11,972	$35	0.29%

For the three months ended March 31, 2016, noninterest expense was $12,007, an increase of $35 or 0.29% over the prior year. Merger expense related to the acquisition of Capital Pacific Bank, which was completed on March 6, 2015, accounted for a reduction in noninterest expense of $1,836, which was more than offset by an increase in all other noninterest expense categories, with the exception of other real estate expense. The largest increase in noninterest expense came from an increase in salaries and employee benefits expense of $1,150 or 17.94%. The increase was partially due to employees acquired through the acquisition of Capital Pacific, who became employees of Pacific Continental following the closing. In addition, the Bank saw an increase in utilization of the partially self-funded medical insurance plan, which required an additional expense of $300.

BALANCE SHEET

Loans

A summary of outstanding loans by market at March 31, 2016, December 31, 2015, and March 31, 2015, follows:

	Period Ended
	March 31,	December 31,	March 31,
	2016	2015	2015
Eugene market gross loans, period-end	$372,137	$379,048	$358,129
Portland market gross loans, period-end	684,025	667,995	612,762
Seattle market gross loans, period-end	144,524	142,104	119,306
National healthcare gross loans, period-end	230,617	216,865	165,680

Total gross loans, period-end	$1,431,303	$1,406,012	$1,255,877

The Bank recorded loan growth of $25,291 during the first quarter 2016, with growth occurring in three of the four primary markets. Loan growth was strong in the Portland and national healthcare markets. National healthcare lending accelerated in first quarter 2016, increasing $13,752 from December 31, 2015. The Company’s overall loan growth during the first quarter 2016 occurred across several loan types, including owner-occupied commercial real estate; non-owner occupied commercial real estate; and commercial and industrial loans.

Outstanding loans to dental professionals, which are comprised of both local and national loans, at March 31, 2016, totaled $350,940 or 24.52% of the loan portfolio, compared to $340,162 or 24.19% of the loan portfolio at December 31, 2015. The Company’s national dental loans increased by $6,897 from December 31, 2015 and were represented in 41 states by the end of the first quarter. In addition to national growth, the Company saw growth in the local dental market, with the portfolio growing $3,881 from year-end 2015, which was primarily due to a slowdown of prepayments and an increase in production in the Company’s Portland Market local lending. At March 31, 2016, $8,058 or 2.30% of the outstanding dental loans were supported by government guarantees. Loans to dental professionals include loans for such purposes as starting up a practice, acquisition of a practice, equipment financing, owner-occupied facilities, and working capital. National dental loans are limited only to acquisition of a seasoned practice by experienced dental professionals, practice refinances and owner-occupied real estate loans. Additional data on the Company’s dental loan portfolio and the credit quality of this portfolio can be found in Note 4 of the Notes to Consolidated Financial Statements in this report.

In addition to loan growth in the dental industry, growth was also experienced in the non-dental healthcare field, which includes loans to physicians, veterinarians, optometrists, and medical specialists. This portfolio grew by $13,617 over year-end 2015 to $105,545 as of March 31, 2016. The Company saw expansion in veterinary practice acquisition financing and nursing/residential care facility owner-occupied real estate financing.

All loans to related parties were made in the ordinary course of business and on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the Company.

Detailed credit quality data on the entire loan portfolio can be found in Note 3 of the Notes to Consolidated Financial Statements in this report.

Securities

At March 31, 2016, the balance of securities available-for-sale was $383,442, up $16,844 over December 31, 2015. At March 31, 2016, the portfolio had an unrealized pre-tax gain of $8,592, compared to an unrealized pre-tax gain of $4,341, at December 31, 2015. The average life and duration of the portfolio at March 31, 2016, was 4.1 years and 3.7 years, respectively. At March 31, 2016, $32,979 of the securities portfolio was pledged as collateral for public deposits in Oregon and Washington and for repurchase agreements.

During the first quarter 2016, the Company recorded $237 in gains on the sale of securities as small portions of the portfolio were restructured to enhance future performance. The Company continued to structure the portfolio to provide consistent cash flow and reduce the market value volatility of the portfolio in a rising rate environment in light of the Company’s current liability sensitive position. The portfolio is structured to generate sufficient cash flow to allow reinvestment at higher rates should interest rates move up or to fund loan growth in future periods. In a stable rate environment, approximately $51,046 in cash flow from the securities portfolio is anticipated over the next twelve months. Going forward, purchases will be dependent upon core deposit growth, loan growth, and the Company’s interest rate risk position, with the Company targeting securities between 19% and 20% of total assets.

At March 31, 2016, $2,576, or 0.67% of the total securities portfolio, was composed of private-label mortgage-backed securities. Management booked OTTI on this portion of the portfolio totaling $249. During first quarter 2016, management booked an additional $17 in OTTI on securities. Management reviews monthly all available information, including current and projected default rates and current and projected loss severities, related to the collectability of its potentially impaired investment securities to determine if an additional OTTI is required. Recognition of additional OTTI on the private-label mortgage-backed portion of the portfolio is possible in future quarters depending upon economic conditions, default rates on home mortgages, loss severities on foreclosed homes, unemployment levels, and home values.

In management’s opinion, the remaining securities in the portfolio in an unrealized loss position were considered only temporarily impaired at quarter-end. At March 31, 2016, the Company had no intent, nor was it more likely than not that it would be required, to sell its impaired securities before their recovery. The impairment was due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities resulted from current economic conditions. Although yields on these securities may be below market rates during the period, no loss of principal is expected at March 31, 2016.

Goodwill and Intangible Assets

At March 31, 2016, the Company had goodwill and core deposit intangibles (“CDI”) associated with prior bank acquisitions:

	March 31, 2016
	Capital Pacific Bank	Century Bank	Northwest Business Bank	Total
Goodwill	$17,145	$851	$22,031	$40,027
CDI	3,318	463	—	3,781

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

Deposits

Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and nonpublic local time deposits, including nonpublic local time deposits in excess of $100, were $1,633,941 and represented 96.31% of total deposits at March 31, 2016. Core deposit growth during the first quarter 2016 was $99,999, partially offsetting a small contraction in the non-core deposits. The growth of core deposits during the first quarter 2016 was higher than is typical, and is primarily attributable to growth in large depositor clients. A key component of core deposits is noninterest-bearing demand deposits, which totaled $675,296 and represented 41.33% of core deposits at March 31, 2016. The weighted average cost of core deposits, when factoring in non-interest bearing core deposits, for the first quarter 2016 was 0.16%.

A summary of outstanding core deposits and average core deposits by market and wholesale funding classified as non-core deposits at March 31, 2016, December 31, 2015, and March 31, 2015, follows:

	Period Ended
	March 31,	December 31,	March 31,
	2016	2015	2015
Eugene market core deposits, period-end(1)	$790,435	$787,521	$742,397
Portland market core deposits, period-end(1)	649,089	552,283	516,976
Seattle market core deposits, period-end(1)	194,417	194,138	158,024

Total core deposits, period-end(1)	1,633,941	1,533,942	1,417,397
Non-core deposits, period-end	62,647	63,151	79,350

Total deposits, period-end	$1,696,588	$1,597,093	$1,496,747

	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Eugene market core deposits, average(1)	$799,583	$783,391	$711,718
Portland market core deposits, average(1)	615,929	562,026	332,791
Seattle market core deposits, average(1)	191,036	181,388	156,109

Total core deposits, average(1)	1,606,548	1,526,805	1,200,618
Non-core deposits, average	63,683	59,986	82,986

Total deposits, average	$1,670,231	$1,586,791	$1,283,604

(1)	Core deposits include all demand, savings, money market, interest checking accounts, plus all nonpublic local time deposits including local time deposits in excess of $100.

Other Deposits

The Company uses public and brokered deposits to provide short-term and long-term funding sources. The Company defines short-term as having a contractual maturity of less than one year. The Company uses brokered deposits to help mitigate interest rate risk in a rising rate environment. All long-term brokered deposits have a call feature, which provides the Company the option to redeem the deposits on a quarterly basis and allows the Company to refinance long-term funding at lower rates should market rates fall. During the first three months of 2016, the Company called in $5,490 in brokered time deposits with a weighted average rate of 2.84%, and expensed $61 on the remaining discount associated with the time deposits. Two new brokered deposits totaling $5,500 were issued, with the same weighted average maturity with a weighted average interest rate of 1.00%. Below is a schedule detailing public and brokered deposits by type, including weighted average rate and weighted average maturity.

Non-Core Deposit Summary

	March 31, 2016			March 31, 2015
	Balance	Weighted average rate	Weighted average maturity	Balance	Weighted average rate	Weighted average maturity
	(dollars in thousands)			(dollars in thousands)
<3 Months	$30,300	0.54%	41 days	$33,794	0.20%	28 days
3-6 Months	9	0.05%	149 days	5,009	0.30%	144 days
6-12 Months	226	0.41%	244 days	1,472	0.38%	226 days
>12 Months	32,112	1.65%	4.78 years	39,075	2.08%	6.09 years

	$62,647			$79,350

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

At March 31, 2016, the Company held $3,511 of stock in the FHLB of Des Moines. The FHLB stock is broken into two classes: membership and activity. The membership class is based on asset size and is required to be a member of the FHLB. The amount of membership stock held at March 31, 2016 was $2,473 and is updated in first quarter of each year. The activity stock outstanding at March 31, 2016 totaled $1,038, however it is subject to fluctuation on a daily basis based on outstanding borrowings. At March 31, 2016, Membership stock paid dividends at 0.50% annually and activity stock paid dividends at 3.50% annually. Both classes of FHLB stock are listed in the asset section of the Company’s balance sheet.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures outstanding at March 31, 2016, which were issued in conjunction with the 2005 acquisition of NWBF. The junior subordinated debentures had an interest rate of 6.27% that was fixed through January 2011. In January 2011, the rate on the junior subordinated debentures changed to three-month LIBOR plus 135 basis points. On April 22, 2013, the Bank entered into a cash flow hedge on $8,000 of the trust preferred payment, swapping the variable interest rate for a fixed rate of 2.73% for approximately seven years. At March 31, 2016, the fair value of the interest rate swap on the Company’s subordinated debentures was ($100). The $8,000 of junior subordinated debentures qualifies as Tier 1 capital under regulatory capital guidelines.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law which, among other things, limits the ability of certain bank holding companies to treat trust preferred security debt issuances, such as the Company’s junior subordinated debentures, as Tier 1 capital. Under final rules adopted by the Federal Reserve and the other U.S. Federal banking agencies, our trust preferred securities will remain as Tier 1 capital since total assets of the Company are less than $15 billion. Additional information regarding these final capital rules is included in Part I, Item 2,

“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” of this report and in Part II, Item 1A “Risk Factors” of our 2015 Form 10-K under the heading “We operate in a highly regulated environment and the effects of recent and pending federal legislation or of changes in, or supervisory enforcement of, banking or other laws and regulations could adversely affect us.”

Additional information regarding the terms of the cash flow hedge is included in Note 9 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Capital Resources

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the issuance of new stock or other equity securities whether through stock offerings or through the exercise of equity awards. Capital formation allows the Company to grow assets and provides flexibility in times of adversity. Shareholders’ equity at March 31, 2016, was $224,879, up $6,388 from December 31, 2015. The increase in shareholders’ equity was primarily due to an increase in the unrealized gain on the investment portion combined with retention of a portion of income earned during 2016.

The Federal Reserve and the FDIC have in place guidelines for risk-based capital requirements applicable to U.S. bank holding companies and banks. In July 2013, the Federal Reserve Board and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the Basel Committee’s current international regulatory capital accord (Basel III). These rules were effective January 1, 2015 and replaced the federal banking agencies’ general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. The rules establish more restrictive capital definitions, create additional categories and higher risk-weightings for certain asset classes and off-balance sheet exposures, higher leverage ratios and capital conservation buffers that will be added to the minimum capital requirements and must be met for banking organizations to avoid being subject to certain limitations on dividends and discretionary bonus payments to executive officers. The rules also implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.50%; (b) a Tier 1 capital ratio of 6.00% (which is an increase from 4.00%); (c) a total capital ratio of 8.00%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4.00%. The new rules permit depository institution holding companies with less than $15 billion in total consolidated assets as of December 31, 2009, such as the Company, to include trust preferred securities in Tier 1 capital. Under the new rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.50% of total risk-weighted assets). The phase-in of the capital conservation buffer will begin January 1, 2016, and be completed by January 1, 2019. The new rules also provide for various adjustments and deductions to the definitions of regulatory capital that will phase in from January 1, 2014, to December 31, 2017. The new rules made it optional for banks and bank holding companies to include accumulated other comprehensive income in their calculations of Tier 1 capital. The Company’s accumulated other comprehensive income consists primarily of the unrealized gain or loss on the securities portfolio as a result of marking securities available-for-sale to market. The Company opted to exclude accumulated other comprehensive income from its calculation of Tier 1 capital. Overall, the new rules did not materially impact the Company’s reported capital ratios. The Company will continue to evaluate the impact of the rules as they are phased in over the next few years.

The Company’s common equity tier 1 capital ratio, tier 1 risk based capital ratio, total risk based capital ratio, and tier 1 leverage capital ratio were 10.88%, 11.37%, 12.46% and 9.75%, respectively, at March 31, 2016, with all capital ratios for the Company above the minimum regulatory designations. For additional information regarding the Company’s regulatory capital levels, see Note 10 in Notes to Consolidated Financial Statements in Part I, Item I of this report.

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

On January 20, 2016, the Board of Directors approved a regular first quarter cash dividend of $0.11 that was paid on February 15, 2016. Subsequent to the end of the first quarter 2016, on April 20, 2016, the Board of Directors approved a regular quarterly cash dividend to $0.11 per share payable to shareholders on May 23, 2016.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Company commits to extensions of credit and issues letters of credit. The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2016, the Company had $287,856 in commitments to extend credit, up from $256,156 at December 31, 2015.

Letters of credit written are conditional commitments issued by the Company to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At March 31, 2016, the Company had $1,244 in letters of credit and financial guarantees outstanding.

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

Core deposits at March 31, 2016, were $1,633,941 and represented 96.31% of total deposits. Core deposits at March 31, 2016, were up $99,999 over December 31, 2015. The Company experienced an increase in outstanding loans of $25,291, which partially offset the increase in core deposits experienced during the same time period. Organic loan growth was funded entirely by growth in core deposits. Core deposits not required to fund asset growth were used to pay down short-term borrowings and to fund purchases of securities. It is anticipated that core deposit growth and cash flows from the securities portfolio will provide a significant portion of the funding during the remainder of 2016, as loans are expected to continue to increase. The securities portfolio represented 19.51% of total assets at March 31, 2016. At March 31, 2016, $32,979 of the securities portfolio was pledged to support public deposits and repurchase agreements, leaving $350,463 of the securities portfolio unencumbered and available-for-sale. In addition, at March 31, 2016, the Company had $28,933 of government guaranteed loans that could be sold in the secondary market to support the Company’s liquidity position.

Due to its strategic focus to market to specific segments, the Company has been successful in developing deposit relationships with several large clients, which are generally defined as deposit relationships of $2,000 or more, which are closely monitored by management and Company officers. The loss of any such deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity. The Company uses a 10-point risk-rating system to evaluate each of its large depositors in order to assist management in its daily monitoring of the volatility of this portion of its core deposit base. The risk-rating system attempts to determine the stability of the deposits of each large depositor, evaluating, among other things, the length of time the depositor has been with the Company and the likelihood of loss of individual large depositor relationships. Risk ratings on large depositors are reviewed at least quarterly and adjusted if necessary. Company management and officers maintain close relationships and hold regular meetings with its large depositors to assist in management of these relationships. The Company generally expects to maintain these relationships, believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients and regularly tests its ability to mitigate the loss of multiple large depositor relationships in its Liquidity Contingency Plan. The Company currently has one deposit client rated a 10, the highest risk, with outstanding deposit balances of approximately $100,000 as of March 31, 2016. The client has a long standing relationship with the Company, however it has recently been purchased by a national entity. The Company has received indications that the deposit relationship should remain unchanged for the next 12 – 18 months. The Company currently maintains sufficient short-term liquidity to cover any potential volatility in this relationship and is working on a longer term funding strategy in the event these deposits need to be replaced in the future. However, there can be no assurance that this deposit relationship or any of our other large depositor relationships will be maintained or that the loss of one or more of these clients will not adversely affect the Company’s liquidity.

At March 31, 2016, the Company had secured borrowing lines with the FHLB of Des Moines and the FRB, along with unsecured borrowing lines with various correspondent banks, totaling $666,905. The Company’s secured lines with the FHLB and FRB were limited by the amount of collateral pledged. At March 31, 2016, the Company had pledged $465,153 in discounted collateral value in commercial real estate loans, first and second lien single-family residential loans, multi-family loans, and securities to the FHLB. Additionally, certain commercial and commercial real estate loans with a discounted value of $72,752 were pledged to the FRB under the Company’s Borrower-In-Custody program. The Company’s unsecured correspondent bank lines totaled $129,000. At March 31, 2016, the Company had $30,500 in borrowings outstanding from the FHLB, no borrowings outstanding with the FRB, and not borrowings on its overnight correspondent bank lines, leaving a total of $636,405 available on its secured and unsecured borrowing lines as of such date.

Net cash provided by operating activities was $5,242 during the first three months of 2016. During the same period, cash of $38,424 was used in investing activities, consisting principally of a net loan principal increase of $25,242 and net purchases of securities of $13,618. Cash provided by financing activities during the first three months of 2016 was $50,966 and primarily consisted of an increase in deposits, which was partially offset by a reduction in borrowings and cash dividends paid to shareholders. Additional information on the Company cash flows can be reviewed in the Consolidated Statement of Cash Flows in Part I, Item I of this report.

ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s exposure to market risk. Readers are referred to the Company’s 2015 Form 10-K and the Annual Report to Shareholders for the year ended December 31, 2015, for additional information.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended March 31, 2016, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

On August 23, 2013, a putative class action lawsuit (“Class Action”) was filed in the Circuit Court of the State of Oregon for the County of Multnomah on behalf of individuals who placed money with Berjac of Oregon and Berjac of Portland (collectively, “Berjac”). The Berjac entities merged and the surviving company, Berjac of Oregon, is currently in Chapter 7 bankruptcy. The Class Action complaint, which has been amended several times, currently asserts three claims against Pacific Continental Bank, Fred “Jack” W. Holcomb, Holcomb Family Limited Partnership, Jones & Roth, P.C., and Umpqua Bank, as defendants. The lawsuit asserts that Pacific Continental Bank is jointly and severally liable for materially aiding or participating in Berjac’s sales of securities in violation of the Oregon Securities Law. Claimants seek the return of the money placed with Berjac of Oregon and Berjac of Portland, plus interest, and costs and attorneys’ fees. The current version of the complaint seeks $100 million in damages from all defendants. The matter is currently set for trial beginning October 3, 2016.

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

In addition to seeking an award of punitive damages, the trustee is asserting fraudulent transfer law and unjust enrichment in an effort to recover payments made by Berjac to Century Bank and Pacific Continental Bank. Among other claims for relief, the trustee is seeking the disgorgement of monies advanced to the Holcomb Family Limited Partnership by Century Bank and returned to the estate by court order following the post-petition cash collateral hearing, and of monies received by Pacific Continental Bank from the proceeds of the sale of stock held by the Holcomb Family Limited Partnership and securing one of the lines of credit previously held by Century Bank. The trustee also asserts a claim for alleged aiding and abetting of breaches of duties owed to Berjac. The complaint in the Trustee’s Lawsuit indicates the range of damages sought by the trustee which include, among other claims for relief, an award of punitive damages not to exceed $10 million, recovery of payments associated with allegedly fraudulent transfers totaling up to approximately $55.3 million, including up to $20.7 million from Century Bank and up to $7.7 million from Pacific Continental Bank. This case is not currently set for trial.

On November 16, 2015, the US District Court judge stayed all deadlines in the Trustee’s Lawsuit and all parties were ordered to participate in a judicial settlement conference. The judicial settlement conference sessions were held on February 18, 2016 and on April 20, 2016. At the April 20, 2016, settlement conference, the Bank reached a tentative settlement of the Class Action and the Trustee’s Lawsuit. The settlement of the Class Action will require approval of the Circuit Court judge. The settlement is not expected to have a material adverse effect on the Company’s financial condition.

We may from time to time be involved in claims, proceedings and litigation arising from our business and property ownership. Based on currently available information, the Company does not expect that the results of such proceedings, including the above-described proceeding, in the aggregate, to have a material adverse effect on our financial condition.

ITEM 1A	Risk Factors

For a discussion of risk factors relating to our business, please refer to Item 1A of Part I of our 2015 Form 10-K, which is incorporated by reference herein, in addition to the following information:

Industry Factors

Fluctuating interest rates could adversely affect our profitability.

As is the case with many banks, our profitability is dependent to a large extent upon our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect, and has in past years, impacted, our net interest margin, and, in turn, our profitability. This impact could result in a decrease in our interest income relative to interest expense. Increases in interest rates may also adversely impact the value of our securities investment portfolio. At March 31, 2016, our balance sheet was liability sensitive, and an increase in interest rates could cause our net interest margin and our net interest income to decline. Since the financial crisis of 2008, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the Federal Reserve has pursued highly accommodative monetary policies (including a very low Federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities) in an effort to facilitate growth in the U.S. economy and a reduction in levels of unemployment. This environment has placed downward pressure on the net interest margins of U.S. banks, including the Bank. In December 2015, the Federal Reserve raised the target range for the federal funds rate from 1/4 to 1/2 percent. The Federal Reserve further indicated future policy actions to normalize interest rates will depend upon progress towards its objectives of maximum employment and two percent inflation, although the stance of monetary policy remains accommodative, and, even after employment and inflation are near its objectives, economic conditions may warrant for some time keeping the target federal funds rate below longer-term normal levels. The Federal Reserve also indicated that it intended to continue its policy of holding longer-term agency and Treasury securities at sizeable levels to help maintain accommodative financial conditions. The degree to which the Federal Reserve will continue its accommodative monetary policies, and the timing of any easing of those policies, will depend upon the Federal Reserve’s judgments regarding labor market conditions and the overall economic outlook, and are, therefore, subject to continuing uncertainty.

Company Factors

We have a significant concentration in loans to dental professionals, and loan concentrations within one industry may create additional risk.

Bank regulatory authorities and investors generally view significant loan concentrations within any particular industry as carrying higher inherent risk than a loan portfolio without any significant concentration in one industry. We have a significant concentration of loans to dental professionals which represented 24.52% in principal amount of our total loan portfolio at March 31, 2016 (see Note 4 in the Notes to Consolidated Financial Statements included in this Form 10-Q). While we apply credit practices which we believe to be prudent to these loans as well as all the other loans in our portfolio, due to our concentration in dental lending, we are exposed to the general risks of industry concentration, which include adverse market factors impacting that industry alone or disproportionately to other industries. In addition, bank regulatory authorities may in the future require us to limit additional lending in the dental industry if they have concerns that our concentration in that industry creates significant risks, which in turn could limit our ability to pursue new loans in an area where we believe we currently have a competitive advantage.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At March 31, 2016, our nonperforming loans (which include all nonaccrual loans, net of government guarantees) were 0.18% of the loan portfolio. At March 31, 2016, our nonperforming assets (which include foreclosed real estate) were 0.73% of total assets. Nonperforming loans and assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur losses relating to nonperforming assets. We generally do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, less estimated selling expenses, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. Any significant future increase in nonperforming assets could have a material adverse effect on our business, financial condition and results of operations.

We may not have the ability to continue paying dividends on our common stock at current or historic levels.

On April 20, 2016, we announced a quarterly cash dividend of $0.11 per share, payable to shareholders on May 23, 2016. Our ability to pay dividends on our common stock depends on a variety of factors. It is possible in the future that we may not be able to continue paying quarterly dividends commensurate with historic levels, if at all. As a holding company, a substantial portion of our cash flow typically comes from dividends our bank subsidiary pays to us. Cash dividends will depend on sufficient earnings to support them and adherence to bank regulatory requirements. If the Bank is not able to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations and prospects.

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

In addition, as a condition to membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock, based on our asset size, which is assessed annually. In addition to asset based stock holding stock is also held to support the outstanding principal balance of advances from the FHLB. At March 31, 2016, we had stock in the FHLB totaling $3,511. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. As of March 31, 2016, we did not recognize an impairment charge related to our FHLB stock holdings. Future negative changes to the financial condition of the FHLB could require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our reported earnings.

At March 31, 2016, we had $40,027 of goodwill on our consolidated balance sheet. In accordance with GAAP, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of qualitative and quantitative factors, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant entity-specific events. The last impairment test was performed at December 31, 2015. At December 31, 2015, we did not recognize an impairment charge related to our goodwill. Future evaluations of goodwill may result in findings of impairment and write-downs, which would impact our operating results and could be material.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

ITEM 3	Defaults upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

None

ITEM 6	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of the Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of the Registrant

32*	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350

101	The following financial information from Pacific Continental Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, is formatted in XBRL; (i) the Audited Consolidated Balance Sheets, (ii) the Audited Consolidated Statements of Operations, (iii) the Audited Consolidated Statements of Comprehensive Income , (iv) the Audited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Audited Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not otherwise subject to liability under those sections.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION
(Registrant)

Dated	May 9, 2016	/s/ Roger Busse

Roger Busse
President and Chief Executive Officer
(Duly Authorized Officer; Principal Executive Officer)

Dated	May 9, 2016	/s/ Richard R. Sawyer

Richard R. Sawyer
Executive Vice President and Chief Financial Officer (Duly Authorized Officer; Principal Financial and Accounting Officer)