Form 10-Q
period 2016-06-30
PACIFIC CONTINENTAL CORP
filed 2016-08-09
CIK 1084717

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

COMMISSION FILE NUMBER: 0-30106

PACIFIC CONTINENTAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

OREGON	93-1269184
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No)
111 West 7th Avenue Eugene, Oregon	97401
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock outstanding as of August 1, 2016 was 19,731,925.

PACIFIC CONTINENTAL CORPORATION

FORM 10-Q

QUARTERLY REPORT

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

Pacific Continental Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$25,238	$23,819
Interest-bearing deposits with banks	18,151	12,856

Total cash and cash equivalents	43,389	36,675

Securities available-for-sale	396,230	366,598
Loans, net of deferred fees	1,484,152	1,404,482
Allowance for loan losses	(19,127)	(17,301)

Net loans	1,465,025	1,387,181
Interest receivable	6,334	5,721
Federal Home Loan Bank stock	8,351	5,208
Property and equipment, net of accumulated depreciation	19,086	18,014
Goodwill and intangible assets	43,684	43,159
Deferred tax asset	2,797	5,670
Other real estate owned	12,108	11,747
Bank-owned life insurance	23,174	22,884
Other assets	5,232	6,621

Total assets	$2,025,410	$1,909,478

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$624,146	$568,688
Savings and interest-bearing checking	826,854	889,802
Core time deposits	57,019	75,452

Total core deposits	1,508,019	1,533,942

Other deposits	92,113	63,151

Total deposits	1,600,132	1,597,093
Repurchase agreements	1,029	71
Federal Home Loan Bank borrowings	151,500	77,500
Subordinated debentures	34,092	—
Junior subordinated debentures	8,248	8,248
Accrued interest and other payables	3,983	8,075

Total liabilities	1,798,984	1,690,987

Shareholders’ equity
Common stock, shares authorized: 50,000,000; shares issued and outstanding: 19,731,925 at June 30, 2016, and 19,604,182 at December 31, 2015	156,678	156,099
Retained earnings	63,431	59,693
Accumulated other comprehensive income	6,317	2,699

	226,426	218,491

Total liabilities and shareholders’ equity	$2,025,410	$1,909,478

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest and dividend income
Loans	$17,951	$16,594	$35,665	$30,780
Taxable securities	1,838	1,736	3,555	3,112
Tax-exempt securities	476	499	952	1,002
Interest-bearing deposits with banks	19	11	64	16

	20,284	18,840	40,236	34,910

Interest expense
Deposits	797	845	1,694	1,655
Federal Home Loan Bank borrowings	282	239	471	468
Junior subordinated debentures	56	56	113	112
Federal funds purchased	2	4	4	5

	1,137	1,144	2,282	2,240

Net interest income	19,147	17,696	37,954	32,670

Provision for loan losses	1,950	550	2,195	550

Net interest income after provision for loan losses	17,197	17,146	35,759	32,120

Noninterest income
Service charges on deposit accounts	688	661	1,381	1,236
Bankcard income	294	214	585	411
Bank-owned life insurance income	145	170	291	279
Net gain on sale of investment securities	71	139	309	192
Impairment losses on investment securities (OTTI)	—	(13)	(17)	(13)
Other noninterest income	549	456	1,008	798

	1,747	1,627	3,557	2,903

Noninterest expense
Salaries and employee benefits	8,005	6,744	15,564	13,153
Property and equipment	1,087	1,094	2,202	2,073
Data processing	893	821	1,758	1,505
Legal and professional services	1,140	739	1,752	1,138
Business development	516	411	1,032	765
FDIC insurance assessment	286	273	574	486
Other real estate (income) expense, net	(113)	(60)	(103)	181
Merger related expense	1,978	—	1,978	1,836
Other noninterest expense	1,140	1,008	2,183	1,867

	14,932	11,030	26,940	23,004

Income before provision for income taxes	4,012	7,743	12,376	12,019
Provision for income taxes	1,406	2,648	4,311	4,122

Net income	$2,606	$5,095	$8,065	$7,897

Earnings per share
Basic	$0.13	$0.26	$0.41	$0.42

Diluted	$0.13	$0.26	$0.41	$0.41

Weighted average shares outstanding
Basic	19,697,314	19,562,363	19,652,231	18,900,895
Common stock equivalents attributable to stock-based awards	171,653	226,521	153,667	227,090

Diluted	19,868,967	19,788,884	19,805,898	19,127,985

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$2,606	$5,095	$8,065	$7,897
Other comprehensive income:
Available-for-sale securities:
Unrealized gain (loss) arising during the period	2,856	(2,874)	7,327	(191)
Reclassification adjustment for gains realized in net income	(71)	(139)	(309)	(192)
Other than temporary impairment	—	13	17	13
Income tax effects	(1,086)	1,170	(2,744)	144
Derivative agreements—cash flow hedge
Unrealized (loss) gain arising during the period	(921)	64	(1,103)	(59)
Income tax effects	359	(25)	430	23

Total other comprehensive income (loss) , net of tax	1,137	(1,791)	3,618	(262)

Total comprehensive income	$3,743	$3,304	$11,683	$7,635

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share, and per share amounts)

(Unaudited)

	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2014	17,717,676	$131,375	$48,984	$3,802	$184,161

Net income			18,751		18,751
Other comprehensive loss, net of tax				(1,103)	(1,103)

Comprehensive income					17,648

Stock issuance and related tax benefit	108,404	95			95
Stock issued through acquisition	1,778,102	23,578			23,578
Share-based compensation expense		1,700			1,700
Vested employee RSUs and SARs surrendered to cover tax consequences		(649)			(649)
Cash dividends ($0.42 per share)			(8,042)		(8,042)

Balance, December 31, 2015	19,604,182	$156,099	$59,693	$2,699	$218,491

Net income			8,065		8,065
Other comprehensive income, net of tax				3,618	3,618

Comprehensive income					11,683

Stock issuance and related tax benefit	127,743	392			392
Share-based compensation expense		1,030			1,030
Vested employee RSUs and SARs surrendered to cover tax consequences		(843)			(843)
Cash dividends ($0.22 per share)			(4,327)		(4,327)

Balance, June 30, 2016	19,731,925	$156,678	$63,431	$6,317	$226,426

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$8,065	$7,897
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, net of accretion	3,118	3,678
Deferred income taxes	3	—
Bank-owned life insurance income	(291)	(279)
Share-based compensation	1,030	906
Provision for loan losses	2,195	550
Gain on sale of investment securities	(309)	(192)
Valuation adjustment on foreclosed assets	9	52
Gain on sale of foreclosed assets	(173)	(25)
Other than temporary impairment on investment securities	17	13
Change in:
Interest receivable	(613)	(513)
Deferred loan fees	422	225
Accrued interest payable and other liabilities	(3,461)	1,019
Income tax receivable	—	553
Other assets	(558)	(661)

Net cash provided by operating activities	9,454	13,223

Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale investment securities	69,976	40,935
Purchase of available-for-sale investment securities	(94,611)	(49,579)
Net loan principal originations	(81,466)	(57,023)
Proceeds from sale of foreclosed assets	808	1,645
Net purchase of property and equipment	(1,615)	(552)
(Purchase)/redemption of Federal Home Loan Bank stock	(3,143)	5,178
Cash consideration paid, net of cash acquired in merger	—	(3,249)

Net cash used by investing activities	(110,051)	(62,645)

Cash flows from financing activities:
Change in deposits	3,039	77,121
Change in repurcahse agreements	958	275
Change in federal funds purchased and Federal Home Loan Bank short-term borrowings	74,000	(6,500)
Proceeds from stock options exercised	354	13
Excess tax benefit from stock options exercised	38	—
Redemption of Capital Pacific Bell State Bank Debt	—	(3,344)
Proceeds from subordinated debenture issuance	34,092	—
Dividends paid	(4,327)	(3,731)
Vested employee RSUs and SARs surrendered to cover tax consequences	(843)	(597)

Net cash provided by financing activities	107,311	63,237

Net change in cash and cash equivalents	6,714	13,815
Cash and cash equivalents, beginning of period	36,675	25,787

Cash and cash equivalents, end of period	$43,389	$39,602

Supplemental information:
Noncash investing and financing activities:
Transfer of loans to other real estate owned	$1,005	$964
Change in fair value of securities, net of deferred income taxes	$4,291	$(226)
Change in fair value of cash flow hedge, net of deferred income taxes	$(673)	$(36)
Acquisitions:
Assets acquired	$—	$259,482
Liabilities assumed	$—	$235,904

Cash paid during the period for:
Income taxes	$6,417	$788
Interest	$2,340	$2,134

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

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair values of securities available-for-sale at June 30, 2016, were as follows:

		Gross	Gross	Estimated	Percentage
	Amortized	Unrealized	Unrealized	Fair	of
	Cost	Gains	Losses	Value	Portfolio
Unrealized Loss Positions
Private-label mortgage-backed securities	$318	$—	$(31)	$287	0.07%
Mortgage-backed securities	7,219	—	(51)	7,168	1.81%
SBA pools	13,085	—	(101)	12,984	3.28%
Corporate securities	900	—	(11)	888	0.22%

	$21,522	$—	$(194)	$21,327	5.38%

Unrealized Gain Positions
Obligations of U.S. government agencies	$25,295	$1,358	$—	$26,653	6.73%
Obligations of states and political subdivisions	94,533	5,544	—	100,077	25.26%
Private-label mortgage-backed securities	1,860	99	—	1,959	0.49%
Mortgage-backed securities	216,657	4,325	—	220,982	55.77%
SBA pools	24,987	245	—	25,232	6.37%

	$363,332	$11,571	$—	$374,903	94.62%

	$384,854	$11,571	$(194)	$396,230	100.00%

At June 30, 2016, the Bank held 434 investment securities, of which 17 were in unrealized loss positions. Unrealized losses existed on certain securities classified as private-label mortgage-backed securities, mortgage-backed securities, SBA pools and corporate securities. The unrealized losses on all securities are deemed to be temporary, as these securities retain strong credit ratings, continue to perform adequately, and are backed by various government sponsored enterprises. These decreases in fair value are associated with the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities has resulted from changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2016.

The following table presents a summary of securities in a continuous unrealized loss position at June 30, 2016:

	Securities in Continuous Unrealized Loss Position for Less Than 12 Months	Gross Unrealized Loss on Securities in Loss Position for Less Than 12 Months	Securities in Continuous Unrealized Loss Position for 12 Months or Longer	Gross Unrealized Loss on Securities in Loss Position for 12 Months or Longer
Private-label mortgage-backed securities	$56	$—	$231	$(31)
Mortgage-backed securities	3,348	(11)	3,820	(40)
SBA pools	9,134	(58)	3,850	(43)
Corporate securities	888	(11)	—	—

	$13,426	$(80)	$7,901	$(114)

On a monthly basis, management reviews all private-label mortgage-backed securities for the presence of other than temporary impairment, (“OTTI”) and recorded $0 and $13 during the three months ended June 30, 2016 and 2015, respectively. Management’s evaluation included the use of independently-generated third-party credit surveillance reports that analyze the loans underlying each security. These reports include estimates of default rates and severities, life collateral loss rates and static voluntary prepayment assumptions to generate estimated cash flows at the individual security level. Additionally, management considered factors such as downgraded credit ratings, severity and duration of the impairments, the stability of the issuers and any discounts paid when the securities were purchased. Management has considered all available information related to the collectability of the impaired investment securities and believes that the estimated credit loss is appropriate.

Following is a tabular roll-forward of the aggregate amount of credit-related OTTI at the beginning and end of the periods presented along with the amounts recognized in earnings during the three and six months ended June 30, 2016, and 2015:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance, beginning of period:	$266	$227	$249	$227
Additions:
Initial OTTI credit loss	—	13	17	13

Balance, end of period:	$266	$240	$266	$240

At June 30, 2016 and December 31, 2015, seven of the Company’s private-label mortgage-backed securities, with an amortized cost of $1,473, and $1,506, respectively, were classified as substandard as their underlying credit was considered impaired.

At June 30, 2016, and December 31, 2015, the projected average life of the securities portfolio was 4.66 years and 4.21 years, respectively.

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

The amortized cost and estimated fair value of securities at June 30, 2016, by maturity, are shown below. Obligations of U.S. government agencies, states and political subdivisions and corporate securities are shown by contractual maturity. Mortgage-backed securities and SBA variable pools are shown by projected average life.

	June 30, 2016
	Amortized Cost	Estimated Fair Value
Due in one year or less	$9,119	$9,196
Due after one year through 5 years	195,419	199,157
Due after 5 years through 10 years	140,032	145,656
Due after 10 years	40,284	42,221

	$384,854	$396,230

During the quarter ended June 30, 2016, 22 investment securities were sold resulting in proceeds of $35,781. The sales generated a gross gain of $315 and a gross loss of $244, totaling a net gain of $71. During the year ended June 30, 2016, 28 investment securities were sold resulting in proceeds of $44,751. The sales generated a gross gain of $555 and a gross loss of $247, totaling a net gain of $308. The specific identification method was used to determine the cost of the securities sold.

During second quarter 2015, 13 investment securities were sold resulting in proceeds of $7,574. The sales generated a gross gain of $200 and a gross loss of $61, totaling a net gain of $139. During the year ended June 30, 2015, 22 investment securities were sold resulting in proceeds of $14,169. The sales generated a gross gain of $310 and a gross loss of $118, totaling a net gain of $192. The specific identification method was used to determine the cost of the securities sold.

The following table presents investment securities which were pledged to secure public deposits and repurchase agreements as permitted or required by law:

	June 30, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Pledged to secure public deposits	$25,628	$27,082	$27,938	$29,052
Pledged to secure repurchase agreements	1,694	1,781	3,985	4,111

	$27,322	$28,863	$31,923	$33,163

At June 30, 2016, and December 31, 2015, there was an outstanding balance for repurchase agreements of $1,029, and $71, respectively.

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

Major classifications of period-end loans are as follows:

	June 30,	% of Gross	December 31,	% of Gross
	2016	Loans	2015	Loans
Real estate loans
Multi-family residential	$66,403	4.47%	$66,445	4.73%
Residential 1-4 family	51,652	3.48%	53,776	3.82%
Owner-occupied commercial	375,911	25.30%	364,742	25.94%
Nonowner-occupied commercial	339,444	22.84%	300,774	21.39%

Total permanent real estate loans	833,410	56.09%	785,737	55.88%
Construction loans
Multi-family residential	16,743	1.13%	7,027	0.50%
Residential 1-4 family	34,372	2.31%	30,856	2.19%
Commercial real estate	57,790	3.89%	42,680	3.04%
Commercial bare land and acquisition & development	10,551	0.71%	20,537	1.46%
Residential bare land and acquisition & development	6,658	0.45%	7,268	0.52%

Total construction real estate loans	126,114	8.49%	108,368	7.71%

Total real estate loans	959,524	64.58%	894,105	63.59%
Commercial loans	518,529	34.88%	501,976	35.70%
Consumer loans	3,313	0.22%	3,351	0.24%
Other loans	4,737	0.32%	6,580	0.47%

Gross loans	1,486,103	100.00%	1,406,012	100.00%
Deferred loan origination fees	(1,951)		(1,530)

	1,484,152		1,404,482
Allowance for loan losses	(19,127)		(17,301)

Total loans, net of allowance for loan losses and net deferred fees	$1,465,025		$1,387,181

At June 30, 2016, outstanding loans to dental professionals totaled $369,810 and represented 24.88% of total outstanding loans compared to dental professional loans of $340,162 or 24.19% of total loans at December 31, 2015. Additional information about the Company’s dental portfolio can be found in Note 4. There are no other industry concentrations in excess of 10% of the total loan portfolio. However, as of June 30, 2016, 64.58% of the Company’s loan portfolio was collateralized by real estate and is, therefore, susceptible to changes in local market conditions. While appropriate action is taken to manage identified concentration risks, management believes that the loan portfolio is well diversified by geographic location and among industry groups.

Purchased Credit Impaired Loans

The following table represents the contractually required principal balance of purchased credit impaired loans and the carrying balance at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Contractually required principal payments for purchase credit impaired loans	$9,671	$11,528
Accretable yield	(860)	(1,070)
Nonaccretable yield	(145)	(378)

Balance of purchased credit impaired loans	$8,666	$10,080

The following tables summarize the changes in the accretable yield for purchased credit impaired loans for the periods ended June 30, 2016 and 2015:

	Three months ended
	June 30, 2016			June 30, 2015
	Century	Capital Pacific	Total	Century	Capital Pacific	Total
Balance, beginning of period	$11	$939	$950	$122	$1,490	$1,612
Additions	—	—	—	—	—	—
Accretion to interest income	(11)	(79)	(90)	(26)	(126)	(152)

Balance, end of period	$—	$860	$860	$96	$1,364	$1,460

	Six months ended
	June 30, 2016			June 30, 2015
	Century	Capital Pacific	Total	Century	Capital Pacific	Total
Balance, beginning of period	$39	$1,030	$1,069	$151	$—	$151
Additions	—	—	—	—	1,569	1,569
Accretion to interest income	(39)	(170)	(209)	(55)	(205)	(260)

Balance, end of period	$—	$860	$860	$96	$1,364	$1,460

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

Estimated credit losses reflect consideration of all significant factors that affect the collectability of the loan portfolio. The historical loss rate for each group of loans with similar risk characteristics is determined based on the Company’s own loss experience in that group. Historical loss experience and recent trends in losses provide a reasonable starting point for analysis, however, they do not by themselves form a sufficient basis to determine the appropriate level for the allowance for loan losses. Qualitative or environmental factors that are likely to cause estimated credit losses to differ from historical losses are also considered including but not limited to:

•	Changes in international, regional and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments,

•	Changes in the nature and volume of the portfolio and in the terms of loans,

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans and the volume and severity of adversely classified or graded loans,

•	Changes in the quality of the institution’s loan review system,

•	Changes in the value of underlying collateral for collateral-dependent loans,

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations,

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio,

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses, and

•	Changes in the current and future U.S. political environment, including debt ceiling negotiations, government shutdown and healthcare reform that may affect national, regional and local economic conditions, taxation, or disruption of national or global financial markets.

The adequacy of the allowance for loan losses and the reserve for unfunded commitments is determined using a consistent, systematic methodology and is monitored regularly based on management’s evaluation of numerous factors. For each portfolio segment, these factors include:

•	The quality of the current loan portfolio,

•	The trend in the migration of the loan portfolio’s risk ratings,

•	The velocity of migration of losses and potential losses,

•	Current economic conditions,

•	Loan concentrations,

•	Loan growth rates,

•	Past-due and nonperforming trends,

•	Evaluation of specific loss estimates for all significant problem loans,

•	Recovery experience, and

•	Peer comparison loss rates.

A summary of the activity in the allowance for loan losses by major loan classification follows:

	For the three months ended June 30, 2016
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$6,094	$8,753	$1,119	$43	$1,587	$17,596
Charge-offs	(665)	—	—	(3)	—	(668)
Recoveries	68	26	154	1	—	249
Provision (reclassification)	1,894	358	68	5	(375)	1,950

Ending balance	$7,391	$9,137	$1,341	$46	$1,212	$19,127

	For the six months ended June 30, 2016
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$6,349	$8,297	$1,258	$46	$1,351	$17,301
Charge-offs	(665)	—	—	(3)	—	(668)
Recoveries	101	35	162	1	—	299
Provision (reclassification)	1,606	805	(79)	2	(139)	2,195

Ending balance	$7,391	$9,137	$1,341	$46	$1,212	$19,127

At June 30, 2016, the allowance for loan losses on dental loans was $4,151, compared to $4,022 at December 31, 2015. See Note 4 for additional information on the dental loan portfolio.

The following table presents the allowance and recorded investment in loans by major loan classification at June 30, 2016 and December 31, 2015:

	Balances as of June 30, 2016
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$7,337	$9,128	$1,317	$46	$1,212	$19,040
Ending allowance: individually evaluated for impairment	54	9	24	—	—	87
Ending allowance: loans acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance	$7,391	$9,137	$1,341	$46	$1,212	$19,127

Ending loan balance: collectively evaluated for impairment	$518,797	$822,460	$123,948	$3,313	$—	$1,468,518
Ending loan balance: individually evaluated for impairment	3,059	3,694	2,166	—	—	8,919
Ending loan balance: loans acquired with deteriorated credit quality	1,410	7,256	—	—	—	8,666

Total ending loan balance	$523,266	$833,410	$126,114	$3,313	$—	$1,486,103

	Balances as of December 31, 2015
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$6,303	$8,267	$1,159	$46	$1,351	$17,126
Ending allowance: individually evaluated for impairment	46	30	99	—	—	175
Ending allowance: loans acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance	$6,349	$8,297	$1,258	$46	$1,351	$17,301

Ending loan balance: collectively evaluated for impairment	$504,261	$771,543	$107,977	$3,351	$—	$1,387,132
Ending loan balance: individually evaluated for impairment	2,627	5,782	391	—	—	8,800
Ending loan balance: loans acquired with deteriorated credit quality	1,668	8,412	—	—	—	10,080

Total ending loan balance	$508,556	$785,737	$108,368	$3,351	$—	$1,406,012

The June 30, 2016, ending allowance includes $87 in specific allowance for $8,919 of impaired loans ($7,700 net of government guarantees). At December 31, 2015, the Company had $8,800 of impaired loans ($7,527 net of government guarantees) with a specific allowance of $175 assigned.

Management believes that the allowance for loan losses was adequate as of June 30, 2016. However, future loan losses may exceed the levels provided for in the allowance for loan losses and could possibly result in additional charges to the provision for loan losses.

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

Doubtful – An asset classified as Doubtful has all the weaknesses inherent in one classified Substandard, with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values, highly questionable and improbable. This category includes loans with an internal risk rating of 9.

Management strives to consistently apply these definitions when allocating its loans by loan grade. The loan portfolio is continuously monitored for changes in credit quality and management takes appropriate action to update the loan risk ratings accordingly. Management has not changed the Company’s policy towards its use of credit quality indicators during the periods reported.

The following tables present the Company’s loan portfolio information by loan type and credit grade at June 30, 2016 and December 31, 2015:

Credit Quality Indicators

As of June 30, 2016

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$66,403	$—	$—	$—	$66,403
Residential 1-4 family	47,959	—	3,693	—	51,652
Owner-occupied commercial	367,064	—	8,847	—	375,911
Nonowner-occupied commercial	335,448	—	3,996	—	339,444

Total real estate loans	816,874	—	16,536	—	833,410
Construction
Multi-family residential	16,743	—	—	—	16,743
Residential 1-4 family	34,372	—	—	—	34,372
Commercial real estate	57,690	—	100	—	57,790
Commercial bare land and acquisition & development	10,551	—	—	—	10,551
Residential bare land and acquisition & development	4,420	—	2,238	—	6,658

Total construction loans	123,776	—	2,338	—	126,114
Commercial and other	509,305	—	13,961	—	523,266

Consumer	3,313	—	—	—	3,313

Totals	$1,453,268	$—	$32,835	$—	$1,486,103

Percentage of portfolio	97.79%	0.00%	2.21%	0.00%	100.00%

Credit Quality Indicators

As of December 31, 2015

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$66,208	$—	$237	$—	$66,445
Residential 1-4 family	49,077	—	4,699	—	53,776
Owner-occupied commercial	353,249	—	11,493	—	364,742
Nonowner-occupied commercial	296,528	—	4,246	—	300,774

Total real estate loans	765,062	—	20,675	—	785,737
Construction
Multi-family residential	7,027	—	—	—	7,027
Residential 1-4 family	30,803	—	53	—	30,856
Commercial real estate	42,580	—	100	—	42,680
Commercial bare land and acquisition & development	20,265	—	272	—	20,537
Residential bare land and acquisition & development	4,969	—	2,299	—	7,268

Total construction loans	105,644	—	2,724	—	108,368
Commercial and other	494,267	—	14,289	—	508,556

Consumer	3,350	—	1	—	3,351

Totals	$1,368,323	$—	$37,689	$—	$1,406,012

Percentage of portfolio	97.32%	0.00%	2.68%	0.00%	100.00%

At June 30, 2016 and December 31, 2015, the Company had $322, and $360, respectively, in unfunded commitments on its classified loans, which is included in the calculation of our classified asset ratio.

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

The following tables present an aging analysis of past due and nonaccrual loans at June 30, 2016 and December 31, 2015:

Age Analysis of Loans Receivable

As of June 30, 2016

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$66,403	$66,403
Residential 1-4 family	—	—	—	408	408	51,244	51,652
Owner-occupied commercial	—	—	—	1,662	1,662	374,249	375,911
Nonowner-occupied commercial	—	—	—	727	727	338,717	339,444

Total real estate loans	—	—	—	2,797	2,797	830,613	833,410

Construction
Multi-family residential	—	—	—	—	—	16,743	16,743
Residential 1-4 family	—	—	—	—	—	34,372	34,372
Commercial real estate	—	—	—	—	—	57,790	57,790
Commercial bare land and acquisition & development	—	—	—	—	—	10,551	10,551
Residential bare land and acquisition & development	—	—	—	—	—	6,658	6,658

Total construction loans	—	—	—	—	—	126,114	126,114

Commercial and other	274	—	—	1,501	1,775	521,491	523,266

Consumer	—	—	—	—	—	3,313	3,313

Total	$274	$—	$—	$4,298	$4,572	$1,481,531	$1,486,103

Percentage of portfolio	0.02%	0.00%	0.00%	0.29%	0.31%	99.69%	100.00%

Age Analysis of Loans Receivable

As of December 31, 2015

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$66,445	$66,445
Residential 1-4 family	—	—	—	733	733	53,043	53,776
Owner-occupied commercial	—	—	—	2,369	2,369	362,373	364,742
Nonowner-occupied commercial	—	—	—	790	790	299,984	300,774

Total real estate loans	—	—	—	3,892	3,892	781,845	785,737

Construction
Multi-family residential	—	—	—	—	—	7,027	7,027
Residential 1-4 family	480	—	—	53	533	30,323	30,856
Commercial real estate	—	—	—	—	—	42,680	42,680
Commercial bare land and acquisition & development	—	—	—	—	—	20,537	20,537
Residential bare land and acquisition & development	—	—	—	—	—	7,268	7,268

Total construction loans	480	—	—	53	533	107,835	108,368

Commercial and other	—	—	—	1,564	1,564	506,992	508,556

Consumer	1	3	—	—	4	3,347	3,351

Total	$481	$3	$—	$5,509	$5,993	$1,400,019	$1,406,012

Percentage of portfolio	0.03%	0.00%	0.00%	0.39%	0.43%	99.57%	100.00%

Impaired Loans

Regular credit reviews of the portfolio are performed to identify loans that are considered potentially impaired. Potentially impaired loans are referred to the Asset-Liability Committee “ALCO” for review and are included in the specific calculation of allowance for loan losses. A loan is considered impaired when, based on current information and events, the Company is unlikely to collect all principal and interest due according to the terms of the loan agreement. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. Impaired loans are often reported net of government guarantees to the extent that the guarantees are expected to be collected. Impaired loans generally include all loans classified as nonaccrual and troubled debt restructurings.

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

The following tables display an analysis of the Company’s impaired loans at June 30, 2016, and December 31, 2015:

Impaired Loan Analysis

As of June 30, 2016

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Total Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation
Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	166	304	470	491	575	5
Owner-occupied commercial	988	—	988	988	1,299	—
Nonowner-occupied commercial	2,232	4	2,236	2,297	2,272	4

Total real estate loans	3,386	308	3,694	3,776	4,146	9

Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	75	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	1,838	328	2,166	2,166	1,564	24

Total construction loans	1,838	328	2,166	2,166	1,639	24

Commercial and other	1,993	1,066	3,059	3,450	3,105	54

Consumer	—	—	—	—	—	—

Total impaired loans	$7,217	$1,702	$8,919	$9,392	$8,890	$87

Impaired Loan Analysis

As of December 31, 2015

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Total Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation
Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	374	308	682	911	766	5
Owner-occupied commercial	2,788	—	2,788	2,788	1,177	—
Nonowner-occupied commercial	2,287	25	2,312	2,374	2,395	25

Total real estate loans	5,449	333	5,782	6,073	4,338	30

Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	53	—	53	72	32	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	—	338	338	338	347	99

Total construction loans	53	338	391	410	379	99

Commercial and other	2,091	536	2,627	3,018	2,404	46

Consumer	—	—	—	—	—	—

Total impaired loans	$7,593	$1,207	$8,800	$9,501	$7,121	$175

The impaired balances reported above are not adjusted for government guarantees of $1,219, and $1,273 at June 30, 2016 and December 31, 2015, respectively. The recorded investment in impaired loans, net of government guarantees, totaled $7,700, and $7,527 at June 30, 2016, and December 31, 2015, respectively.

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

The following table displays the Company’s TDRs by class at June 30, 2016 and December 31, 2015:

	Troubled Debt Restructurings as of
	June 30, 2016		December 31, 2015
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
Real estate
Multifamily residential	—	$—	—	$—
Residential 1-4 family	3	470	6	682
Owner-occupied commercial	3	1,432	3	2,788
Non owner-occupied commercial	7	2,235	7	2,312

Total real estate loans	13	4,137	16	5,782

Construction
Multifamily residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	2	1,838	—	—

Total construction loans	2	1,838	—	—

Commercial and other	16	3,169	11	2,170

Consumer	—	—	—	—

Total	31	$9,144	27	$7,952

The recorded investment in TDRs on nonaccrual status totaled $2,507, and $1,807 at June 30, 2016 and December 31, 2015, respectively. The Company’s policy is that loans placed on nonaccrual will typically remain on nonaccrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain. The Company’s policy generally refers to a minimum of six months of payment performance as sufficient to warrant a return to accrual status.

For the six months ended June 30, 2016, the Company restructured $3,370 loans into TDRs for which impairment was previously measured under the Company’s general loan loss allowance methodology.

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

Below is a table of the newly restructured loans identified in the six months ended June 30, 2016.

	Troubled Debt Restructurings Identified During
	the Six Months ended June 30, 2016
	Rate Modification	Term Modification	Interest-only Modification	Combination Modification

Real estate
Multi-family residential	$—	$—	$—	$—
Residential 1-4 family	—	—	—	—
Owner-occupied commercial	—	—	444	—
Nonowner-occupied commercial	—	—	—	—

Total real estate loans	—	—	444	—

Construction
Multi-family residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	1,838

Total construction loans	—	—	—	1,838

Commercial and other	—	—	397	691

Consumer	—	—	—	—

Total	$—	$—	$841	$2,529

There were no newly restructured loans identified in the six months ended June 30, 2015.

Subsequent to a loan being classified as a TDR, a borrower may become unwilling or unable to abide by the terms of the modified agreement. In such cases of default, the Company takes appropriate action to recover principal and interest payments including the use of foreclosure proceedings. The following table represents loans receivable modified as TDRs that subsequently defaulted within the first twelve months of restructure during the period;

Troubled Debt Restructurings
that Subsequently Defaulted During
the six Months ended June 30,
	2016		2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate
Multi-family residential	—	$—	—	$—
Residential 1-4 family	—	—	—	—
Owner-occupied commercial	1	443	—	—
Nonowner-occupied commercial	—	—	—	—

Total real estate loans	1	443	—	—

Construction
Multi-family residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—

Commercial and other	—	—	—	—

Consumer	—	—	—	—

Total	1	$443	—	$—

At June 30, 2016 and December 31, 2015, the Company had no commitments to lend additional funds on loans restructured as TDRs.

NOTE 4 – DENTAL LOAN PORTFOLIO

Dental lending is not operated as a business segment, and dental loans are made in the normal course of commercial lending activities throughout the Company. However, to assist in understanding the concentrations and risks associated with the Company’s loan portfolio, the following Note has been included to provide additional information relating to the Company’s dental loan portfolio. At June 30, 2016 and December 31, 2015, loans to dental professionals totaled $369,810, and $340,162, respectively, and represented 24.88%, and 24.19% in principal amount of total outstanding loans, respectively. As of June 30, 2016 and December 31, 2015, dental loans were supported by government guarantees totaling $7,327 and $9,027, respectively. These guarantees represented 1.98%, and 2.65% in principal amount of the outstanding dental loan balances as of such respective dates. The Company defines a “dental loan” as a loan to dental professionals for the purpose of practice expansion, acquisition or other purpose supported by the cash flows of a dental practice.

Loan Classification

Major classifications of dental loans at June 30, 2016 and December 31, 2015, were as follows:

	June 30, 2016	December 31, 2015
Real estate secured loans:
Owner-occupied commercial	$60,253	$56,145
Other dental real estate loans	2,242	2,198

Total permanent real estate loans	62,495	58,343

Dental construction loans	4,813	4,334

Total real estate loans	67,308	62,677

Commercial loans	302,502	277,485

Gross loans	$369,810	$340,162

Market Area

The Bank’s principal “market area” is within the States of Oregon and Washington west of the Cascade Mountain Range. This area is serviced by branch locations in Eugene, Portland and Seattle. The Company also makes national dental loans throughout the United States, and currently has dental loans in 42 states. National loan relationships are maintained and serviced by Bank personnel primarily located in Portland.

The following table summarizes the Company’s dental lending by borrower location:

	June 30, 2016	December 31, 2015
Local	$152,109	$145,817
National	217,701	194,345

Total	$369,810	$340,162

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$3,884	$3,912	$4,022	$4,141
Reclassification	253	198	103	3
Charge-offs	—	(42)	—	(84)
Recoveries	14	12	26	20

Balance, end of period	$4,151	$4,080	$4,151	$4,080

Credit Quality

Please refer to Note 3 for additional information on the definitions of the credit quality indicators.

The following tables present the Company’s dental loan portfolio by market and credit grade at June 30, 2016 and December 31, 2015:

As of June 30, 2016

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Local	$149,978	$—	$2,131	$—	$152,109
National	214,439	—	3,262	—	217,701

Total	$364,417	$—	$5,393	$—	$369,810

As of December 31, 2015

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Local	$143,541	$—	$2,276	$—	$145,817
National	191,574	—	2,771	—	194,345

Total	$335,115	$—	$5,047	$—	$340,162

Past Due and Nonaccrual Loans

Please refer to Note 3 for additional information on the definitions of “past due.”

The following tables present an aged analysis of the dental loan portfolio by market, including nonaccrual loans, as of June 30, 2016 and December 31, 2015:

As of June 30, 2016

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Local	$24	$—	$—	$482	$506	$151,603	$152,109
National	—	—	—	—	—	217,701	217,701

Total	$24	$—	$—	$482	$506	$369,304	$369,810

As of December 31, 2015
	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Local	$—	$—	$—	$513	$513	$145,304	$145,817
National	—	—	—	—	—	194,345	194,345

Total	$—	$—	$—	$513	$513	$339,649	$340,162

NOTE 5 – FEDERAL FUNDS AND OVERNIGHT FUNDS PURCHASED

The Company had unsecured federal funds borrowing lines with various correspondent banks totaling $129,000 at both June 30, 2016 and December 31, 2015. The terms of the lines are subject to change with interest payable at the then stated rate. At June 30, 2016 and December 31, 2015, there were no borrowings outstanding on these lines.

The Company also had a secured overnight borrowing line available from the Federal Reserve Bank that totaled $74,660 and $76,912 at June 30, 2016 and December 31, 2015, respectively. The Federal Reserve Bank borrowing line is secured through the pledging of $140,237 and $140,801 at June 30, 2016 and December 31, 2015, respectively, of commercial loans under the Company’s Borrower-In-Custody program. At June 30, 2016 and December 31, 2015, there were no outstanding borrowings on this line. The terms of the lines are subject to change with interest payable at the then stated rate.

In addition to federal funds borrowing lines, the Company maintains a letter of credit valued at $1,200 with a correspondent bank. The purpose of this line is to support commitments of the Company’s clients when conducting business internationally. At June 30, 2016 and December 31, 2015, there were no outstanding borrowings on this line.

NOTE 6 – FEDERAL HOME LOAN BANK BORROWINGS

The Company has a borrowing limit with the Federal Home Loan Bank of Des Moines (“FHLB”) equal to 35% of total assets, subject to the value of discounted collateral pledged and stock holdings.

At June 30, 2016, the maximum borrowing line was $708,894; however, the FHLB borrowing line was limited by the discounted value of collateral pledged. At June 30, 2016, the Company had pledged $696,662 in real estate loans to the FHLB that had a discounted collateral value of $471,505. There was $151,500 borrowed on this line at June 30, 2016.

At December 31, 2015, the maximum borrowing line was $657,086; however, the FHLB borrowing line was limited by the discounted value of collateral pledged. At December 31, 2015, the Company had pledged $666,297 in real estate loans to the FHLB that had a discounted collateral value of $414,044. There was $77,500 borrowed on this line at December 31, 2015.

Below is a summary of outstanding FHLB borrowings by maturity.

	Current Rates	June 30, 2016
Cash management advance	NA	$121,000
2016	1.84%-2.36%	22,500
2017	2.28%	3,000
2018	1.55%	3,000
2019	—	—
2020	—	—
Thereafter	3.85%	2,000

		$151,500

NOTE 7 – BORROWED FUNDS

Subordinated Debentures

In June 2016, in a regional public offering the Company issued $35,000 in aggregate principal amount of fixed-to-floating rate subordinated debentures (the “Notes”). The Notes are callable at par after five years, have a stated maturity of June 30, 2026 and bear interest at a fixed annual rate of 5.875% per year, from and including June 27, 2016 but excluding June 30, 2021. From and including June 30, 2021 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 471.5 basis points.

The Notes are included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

Junior Subordinated Debentures

In November 2005, the Company completed the private placement of $8,248 in aggregate liquidation amount of trust preferred securities (the “TPS”), through its subsidiary, Pacific Continental Capital Trust I. The interest rate on the TPS was 6.265% until January 2011, after which it was converted to a floating rate of three-month LIBOR plus 135 basis points. The TPS mature in 30 years, but are callable by the Company at par any time after January 7, 2011.

The Company issued $8,000 of junior subordinated debentures (the “Debentures”) to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. In accordance with current accounting guidance, the trust is not consolidated in the Company’s financial statements, but rather the Debentures are shown as a liability. The interest rate on the Debentures was 6.265% until January 2011, after which it was converted to a floating rate of three-month LIBOR plus 135 basis points. The Debentures have the same prepayment provisions as the TPS.

The Debentures are included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

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

Pursuant to the 2006 SOEC Plan, incentive stock options (“ISOs”), nonqualified stock options, restricted stock, restricted stock units (“RSUs”), or stock appreciation rights (“SARs”) may be awarded to attract and retain the best available personnel to the Corporation and its subsidiary. SARs may be settled in common stock or cash as determined at the date of issuance. Liability-based awards (including all cash-settled SARs) have no impact on the number of shares available to be issued within the plan. Additionally, non-qualified option awards and restricted stock awards may be granted to directors under the terms of this plan.

The following table summarizes the shares and the aggregate grant-date fair value of the equity- based awarded granted:

	Six months ended June 30,
	2016		2015
	Shares	Grant Date Fair Market Value	Shares	Grant Date Fair Market Value
Equity-based awards:
Director restricted stock—no restrictions	14,400	$240	19,185	$248
Employee RSUs—4 year vesting	130,151	2,161	148,460	1,921
Employee RSUs—vest immediately	300	5	386	5
Employee RSUs—Cliff vest January 1, 2019	—	—	7,052	100

	$144,851	$2,406	$175,083	$2,274

The following table identifies the compensation expense recorded and tax benefits received by the Company on its share-based compensation plans for the three and six months ended June 30, 2016, and 2015:

	Three months ended June 30,
	2016		2015
	Compensation Expense	Tax Benefit	Compensation Expense/ (Income)	Tax Benefit
Equity-based awards:
Director restricted stock	$240	$91	$248	$94
Employee RSUs	406	154	376	143
Liability-based awards:
Employee cash SARs	—	—	(50)	(19)

	$646	$245	$574	$218

	Six months ended June 30,
	2016		2015
	Compensation Expense	Tax Benefit (Expense)	Compensation Expense/ (Income)	Tax Benefit
Equity-based awards:
Director restricted stock	$240	$91	$248	$94
Employee RSUs	790	300	708	269
Liability-based awards:
Employee cash SARs	—	—	(50)	(19)

	$1,030	$391	$906	$344

The following table provides a summary of the Company’s RSU activity, including the weighted average grant date fair value per share for the six months ended June 30, 2016:

	Six months ended June 30, 2016
	Non-Vested Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, beginning of period	$330,997	$12.23
Granted	130,151	16.66
Vested shares issued	(80,051)	11.46
Vested shares surrendered for taxes	(48,173)	11.46
Forfeited or expired	(20,567)	9.96

Balance, end of period	$312,357	14.31

The following table identifies stock options, employee stock SARs, and employee cash SARs exercised during the three and six months ended June 30, 2016 and 2015:

	Three months ended
	June 30, 2016
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	11,951	$12.07	$54	11,951	NA
Employee stock SARs	32,304	$13.41	$16	3,871	NA
Employee cash SARs	16,301	$14.07	NA	NA	$27

	60,556		$70	15,822	$27

	Six months ended
	June 30, 2016
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	28,426	$—	$108	28,426	NA
Employee stock SARs	38,569	$11.82	$20	4,866	NA
Employee cash SARs	20,123	$11.69	NA	NA	$32

	87,118		$128	33,292	$32

	Three months ended
	June 30, 2015
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	—	$—	$—	—	NA
Employee stock SARs	600	$11.30	$1	52	NA
Employee cash SARs	—	$—	NA	NA	$—

	600		1	52	—

	Six months ended
	June 30, 2015
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	1,102	$12.25	$2	1,102	NA
Employee stock SARs	1,213	$11.50	$1	92	NA
Employee cash SARs	208	$12.07	NA	NA	$—

	2,523		3	1,194	—

At June 30, 2016, the Company had estimated unrecognized compensation expense of approximately $3,341 for unvested RSUs. This amount is based on a historical forfeiture rate of 13.00% for all RSUs granted to employees. The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested RSUs was approximately 2.89 years as of June 30, 2016.

NOTE 9 – DERIVATIVE INSTRUMENTS

The Bank purchases derivative instruments as a way to help mitigate interest rate risk. During the first quarter 2013, the Company entered into an interest rate swap agreement with an $8,000 notional amount to convert its variable-rate Junior Subordinated Debenture debt into a fixed rate for a term of seven years at a rate of 2.73%. The derivative is designated as a cash flow hedge. The cash flow hedge meets the definition of highly effective and the Company expects the hedge to be highly effective throughout the remaining term of the swap. The fair value of the derivative instrument at June 30, 2016, was a $100 unrealized loss, which is recorded in accrued interest and other payables on the consolidated balance sheet. The Company pledged $400 under collateral arrangements to satisfy collateral requirements associated with the interest rate swap contract.

The Bank maintains two interest rate swaps with commercial banking customers tied to loans on the consolidated balance sheet. Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of June 30, 2016 and December 31, 2015, the Bank had non-hedge designated interest rate swaps with an aggregate notional amount of approximately $8,659 and $8,774, respectively, related to this program. The Bank does not require separately pledged collateral to secure its interest rate swaps with customers. However, it does make a practice of cross-collateralizing the interest rate swaps with collateral on the underlying loan. The Bank has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral totaling $250 consisting of cash held on deposit for the benefit of the counterparty against its obligations under these agreements as of June 30, 2016 and December 31, 2015.

The Bank entered into a swap with a third party to serve as a hedge to an equal amount of fixed rate loans. As of June 30, 2016 and December 31, 2015, the Bank had one swap designated a hedging instrument with a notional amount of $1,508 hedging a 10-year fixed rate note bearing interest at 5.71% and maturing August 2023. The notional amount does not represent direct credit exposure. Direct credit exposure is limited to the net difference between the calculated amount to be received and paid. As the Bank has designated the swap a fair value hedge, the underlying hedged loan is carried at fair value on the consolidated balance sheet and included in loans, net of deferred fees.

During second quarter 2016, the Bank entered into forward-starting interest rate swaps, to convert certain existing and future short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of rising interest rates, specifically LIBOR rates, which are a benchmark for the short term borrowings. The hedging program qualifies as a cash flow hedge under FASB ASC 815, which provides for matching of the recognition of gains and losses of the interest rate swaps and the hedged items. The hedged item is the LIBOR portion of the series of existing or future short-term fixed rate borrowings over the term of the interest rate swap. The change in the fair value of the interest rate swaps is recorded in other comprehensive income. The Bank had notional amounts of $25,000 subject to interest rate swaps to hedge anticipated future borrowings as of June 30, 2016. The unrealized loss, gross of the related tax benefit, on these interest rate swaps as of June 30, 2016 was $535. The Company pledged cash totaling $1,100 under collateral arrangements to satisfy collateral requirements associated with the interest rate swap contract.

The following tables present quantitative information pertaining to the commercial loan related interest rate swaps as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Hedge- Designated	Not-Hedge- Designated	Hedge- Designated	Not-Hedge- Designated
Notional amount	$1,508	$8,659	$1,525	$8,774
Weighted average pay rate	5.71%	4.85%	5.71%	4.85%
Weighted average receive rate	3.44%	3.53%	3.20%	3.28%
Weighted average maturity in years	7.1	6.0	7.6	6.5

The following table presents the fair values of derivative instruments and their locations in the consolidated balance sheets as of June 30, 2016 and December 31, 2015:

		Asset Derivatives		Liability Derivatives
Derivative	Balance sheet location	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Cash flow hedge—trust preferred	Other assets or other payables	$—	$82	$144	$—
Cash flow hedge—long term borrowing	Other assets or other payables	—	—	877	—
Interest rate swap designated as hedging instrument	Other assets or other payables	130	66	162	93
Interest rate swap not designated as hedging instrument	Other assets or other payables	199	24	200	24

		$329	$172	$1,383	$117

The following table presents the income statement impact of the derivative instruments for the three and six months ended June 30, 2016 and 2015:

		Three months ended		Six months ended
Derivative	Income statement location	June 30,		June 30,
		2016	2015	2016	2015
Interest rate swap designated as hedging instrument	Other noninterest income	$(3)	$5	$(4)	$1

		$(3)	$5	$(4)	$1

NOTE 10 - FAIR VALUE

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

The estimated fair values of the financial instruments at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$43,389	$43,389	$36,675	$36,675
Securities available-for-sale	396,230	396,230	366,598	366,598
Loans, net of deferred fees	1,484,152	1,470,495	1,404,482	1,389,562
Interest receivable	6,334	6,334	5,721	5,721
Federal Home Loan Bank stock	8,351	8,351	5,208	5,208
Bank-owned life insurance	23,174	23,174	22,884	22,884
Interest rate swaps	329	329	172	172

Financial liabilities:
Deposits	$1,600,132	$1,600,418	$1,597,093	$1,597,280
Federal Home Loan Bank borrowings	151,500	151,817	77,500	77,651
Subordinated debenture	34,092	35,000	—	—
Junior subordinated debentures	8,248	2,787	8,248	2,741
Interest payable	145	145	138	138
Interest rate swaps	1,383	1,383	117	117

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

Subordinated debentures – Fair value of subordinated debentures is estimated by discounting future cash flows at rates currently available for debt with similar credit risk, terms and remaining maturities.

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

The following table presents information about the level in the fair value hierarchy for the Company’s assets and liabilities not measured and carried at fair value as of June 30, 2016 and December 31, 2015:

	Carrying Amount	Fair Value at June 30, 2016
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$43,389	$43,389	$—	$—
Loans, net of deferred fees	1,484,152	—	—	1,470,495
Interest receivable	6,334	6,334	—	—
Federal Home Loan Bank stock	8,351	8,351	—	—
Bank-owned life insurance	23,174	23,174	—	—
Interest rate swaps	329	329	—	—

Financial liabilities:
Deposits	$1,600,132	$1,451,001	$149,417	$—
Federal Home Loan Bank borrowings	151,500	—	151,817	—
Subordinated debentures	34,092	—	35,000	—
Junior subordinated debentures	8,248	—	2,787	—
Interest payable	145	145	—	—
Interest rate swaps	1,383	1,383	—	—

	Carrying Amount	Fair Value at December 31, 2015
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$36,675	$36,675	$—	$—
Loans	1,404,482	—	—	1,389,562
Interest receivable	5,721	5,721	—	—
Federal Home Loan Bank stock	5,208	5,208	—	—
Bank-owned life insurance	22,884	22,884	—	—
Interest rate swaps	172	172	—	—

Financial liabilities:
Deposits	$1,597,093	$1,458,490	$138,790	$—
Federal Home Loan Bank borrowings	77,500	—	77,651	—
Junior subordinated debentures	8,248	—	2,741	—
Accrued interest payable	138	138	—	—
Interest rate swaps	117	117	—	—

The tables below show assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	Carrying Value	Fair Value at June 30, 2016
		Level 1	Level 2	Level 3

Financial Assets
Available-for-sale securities
Obligations of U.S. government agencies	$26,653	$—	$26,653	$—
Obligations of states and political subdivisions	100,077	—	100,077	—
Agency mortgage-backed securities	228,150	—	228,150	—
Private-label mortgage-backed securities	2,246	—	847	1,399
SBA pools	38,216	—	38,216	—
Corporate securities	888	—	888	—
Interest rate swaps	329	329	—	—

Total assets measured on a recurring basis	$396,559	$329	$394,831	$1,399

Financial Liabilities

Interest rate swap liabilities measured on a recurring basis	$1,383	$1,383	$—	$—

	Carrying Value	Fair Value at December 31, 2015
		Level 1	Level 2	Level 3

Available-for-sale securities
Obligations of U.S. government agencies	$44,623	$—	$44,623	$—
Obligations of states and political subdivisions	97,151	—	97,151	—
Agency mortgage-backed securities	185,370	—	185,370	—
Private-label mortgage-backed securities	2,789	—	1,203	1,586
SBA pools	35,772	—	35,772	—
Corporate securities	893	—	893	—
Interest rate swaps	172	172	—	—

Total assets measured on a recurring basis	$366,770	$172	$365,012	$1,586

Financial Liabilities

Interest rate swap liabilities measured on a recurring basis	$117	$117	$—	$—

No transfers to or from Levels 1 and 2 occurred on assets and liabilities measured at fair value on a recurring basis during the six months ended June 30, 2016, or during the year ended December 31, 2015.

The following is a description of the inputs and valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis. Fair value for all classes of available-for-sale securities and derivative instruments are estimated by obtaining quoted market prices for identical assets, where available. If such prices are not available, fair value is based on independent asset pricing services and models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, prepayments, defaults, cumulative loss projections and cash flows. There have been no significant changes in the valuation techniques during the periods reported.

The following table provides a reconciliation of private-label mortgage-backed securities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Beginning balance	$1,520	$1,545	$1,586	$1,568
Transfers into level 3	—	300	—	300
Transfers out of Level 3	—	—	—	—
Total gains or losses
Included in earnings	—	(13)	(17)	(13)
Included in other comprehensive income	(31)	29	(18)	68
Paydowns	(90)	(78)	(152)	(140)
Purchases, issuances, sales and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	—	—

Ending balance	$1,399	$1,783	$1,399	$1,783

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

The Company’s securities portfolio was valued through its independent third-party pricing service using evaluated pricing models and quoted prices based on market data. For further assurance, the Company’s estimate of fair value was compared to an additional independent third-party estimate at June 30, 2016, and the Company obtained key inputs for a sample of securities across sectors and evaluated those inputs for reasonableness. This analysis was performed at the individual security level and no material variances were noted.

There have been no significant changes in the valuation techniques during the periods reported.

The tables below show assets measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015:

June 30, 2016	Carrying Value	Fair Value
		Level 1	Level 2	Level 3

Loans measured for impairment (net of government guarantees and specific reserves)	$—	$—	$—	$—
Other real estate owned	132	—	—	132

Total	$132	$—	$—	$132

December 31, 2015	Carrying Value	Fair Value
		Level 1	Level 2	Level 3

Loans measured for impairment (net of government guarantees and specific reserves)	$53	$—	$—	$53
Other real estate owned	10,147	—	—	10,147

Total	$10,200	$—	$—	$10,200

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total capital, Tier 1 capital, common equity Tier 1 to risk-weighted assets and, Tier 1 capital to leverage assets. Management believes that, as of June 30, 2016, the Company and the Bank met all capital adequacy requirements to which they were subject.

As of June 30, 2016, and according to Federal Reserve and FDIC guidelines, the Bank was considered to be well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total capital, Tier 1 capital, common equity Tier 1 to risk-weighted assets and, Tier 1 capital to leverage assets ratios as set forth in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2016:
Total capital (to risk weighted assets)
Bank:	$205,001	11.56%	$141,920	8.00%	$177,400	10.00%
Company:	$240,233	13.54%	NA		NA
Tier 1 capital (to risk weighted assets)
Bank:	$185,514	10.46%	$106,440	6.00%	$141,920	8.00%
Company:	$186,654	10.52%	NA		NA
Common Equity Tier 1 (to risk weighted assets)
Bank:	$185,514	10.46%	$79,830	4.50%	$115,310	6.50%
Company:	$178,654	10.07%	NA		NA
Tier 1 capital (to leverage assets)
Bank:	$185,514	9.56%	$77,602	4.00%	$88,700	5.00%
Company:	$186,654	9.62%	NA		NA

As of December 31, 2015:
Total capital (to risk weighted assets)
Bank:	$200,236	12.52%	$127,990	8.00%	$159,988	10.00%
Company:	$201,261	12.58%	NA		NA
Tier 1 capital (to risk weighted assets)
Bank:	$182,575	11.41%	$95,993	6.00%	$127,990	8.00%
Company:	$183,600	11.47%	NA		NA
Common Equity Tier 1 (to risk weighted assets)
Bank:	$182,575	11.41%	$71,995	4.50%	$103,992	6.50%
Company:	$175,600	10.97%	NA		NA
Tier 1 capital (to leverage assets)
Bank:	$182,575	9.88%	$73,939	4.00%	$92,422	5.00%
Company:	$183,600	9.93%	NA		NA

NOTE 12 – PENDING BUSINESS COMBINATION

On April 26, 2016, the Bank announced the signing of a definitive agreement to acquire Foundation Bank, a state chartered bank headquartered in Bellevue, Washington. Under the terms of the agreement, the shareholders of Foundation Bancorp, Inc. (“Foundation”) may elect to receive either 0.7911 shares of the Company’s common stock, $12.50 per share in cash or a combination thereof, for each share of Foundation common stock. The preferred stock of Foundation will become convertible into the right to receive the merger consideration with respect to 1,500,000 shares of Foundation common stock, together with cumulative cash dividends payable to such holders. As of the announcement date, the aggregate consideration for Foundation was approximately $67,100, or $13.02 per share. The number of shares of the Company’s common stock to be issued to Foundation shareholders is based on a fixed exchange ratio. The value of the stock portion of the consideration will fluctuate based on the value of the Company’s common stock. To the extent there are under or over subscriptions for cash election shares by Foundation shareholders, under the terms of the merger agreement, there will be a re-allocation of the merger consideration for such Foundation shareholders such that the aggregate cash consideration will equal approximately $19,300. Completion of the transaction is subject to customary closing conditions, including bank regulatory approvals and approval of Foundation Bank’s shareholders. The transaction is expected to close in the third quarter of 2016.

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

Goodwill and Intangible Assets

At June 30, 2016, the Company had $43,684 in goodwill and other intangible assets. In accordance with financial accounting standards, assets with indefinite lives are periodically tested for impairment. Management performs an impairment analysis of its goodwill and intangible assets with indefinite lives at least annually and has determined that there was no impairment as of December 31, 2015, the date the most recent analysis was performed.

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

Fair Value Measurements

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820, “Fair Value Measurements,” establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. In general, fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities traded in active markets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Additional information regarding the Company’s fair value measurements can be found in Note 10 of the Notes to Consolidated Financial Statements in Item 1 of Part I of this report.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

Financial Highlights

	For the three months ended June 30,			For the six months ended June 30,
	2016	2015	$ Change	2016	2015	$ Change
Net interest income	$19,147	$17,696	$1,451	$37,954	$32,670	$5,284
Noninteret income	1,747	1,627	120	3,557	2,903	654

Operating revenue (1)	20,894	19,323	1,571	41,511	35,573	5,938
Provision for loan losses	1,950	550	1,400	2,195	550	1,645
Noninterest expense	14,932	11,030	3,902	26,940	23,004	3,936
Provision for income taxes	1,406	2,648	(1,242)	4,311	4,122	189

Net income	$2,606	$5,095	$(2,489)	$8,065	$7,897	$168

Earnings per share
Basic	$0.13	$0.26	$(0.13)	$0.41	$0.42	$(0.01)
Diluted	$0.13	$0.26	$(0.13)	$0.41	$0.41	$(0.00)

Assets, period-end	$2,025,410	$1,830,942	$194,468
Gross loans, period-end	$1,486,103	$1,306,147	$179,956
Core deposits, period end (2)	$1,508,019	$1,445,218	$62,801
Deposits, period-end	$1,600,132	$1,514,181	$85,951

Return on average assets (3)	0.53%	1.14%		0.82%	0.94%
Return on average equity (3)	4.67%	9.68%		7.28%	7.89%
Return on average tangible equity (3) (4)	5.80%	12.18%		9.05%	9.68%

(1)	Operating revenue is defined as net interest income plus noninterest income.
(2)	Defined by the Company as demand, interest checking, money market, savings, and local nonpublic time deposits, including local nonpublic time deposits in excess of $100.
(3)	Amounts annualized.
(4)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions, see non-GAAP disclosure on page 50.

The Company earned $2,606, or $0.13 per diluted share, in second quarter 2016, compared to $5,095, or $0.26 per diluted share, in second quarter 2015. Included in second quarter income was $1,978 of merger related expense associated with the pending acquisition of Foundation Bank of Bellevue, Washington which the Bank announced on April 26, 2016. Completion of the transaction is subject to customary closing conditions, including bank regulatory approvals and approval of Foundation Bank’s shareholders. The transaction is expected to close in the third quarter of 2016.

The Company recognized provision for loan losses of $1,950 in the second quarter 2016, representing an increase of $1,400 over second quarter 2015; however, the Company saw a decline in the consolidated classified assets ratio from 20.96% to 20.81% when comparing the same periods. The Company also saw net interest income grow $1,451 to $19,147 in the second quarter 2016, up from $17,696 from the second quarter 2015. Income growth was primarily attributable to growth in the loan portfolio and a small contraction in the cost of interest expense on the core deposit base.

Outstanding loans at June 30, 2016, were $1,486,103, up $80,091 over December 31, 2015, outstanding loans. Year-to-date annualized loan growth was 11.52% and represented expansion in all core lending segments, including construction loans, real estate loans and commercial loans. Outstanding core deposits at June 30, 2016, were $1,508,019, which represented a contraction of $25,923, since December 31, 2015 with the reduction primarily attributable to the large depositor base.

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

	June 30, 2016	December 31, 2015	June 30, 2015
Total shareholders’ equity	$226,426	$218,491	$212,015
Subtract:
Goodwill	(40,027)	(39,255)	(39,075)
Core deposit intangible assets	(3,657)	(3,904)	(4,150)

Tangible shareholders’ equity (non-GAAP)	$182,742	$175,332	$168,790

Book value per share	$11.48	$11.15	$10.82
Tangible book value per share (non-GAAP)	$9.26	$8.94	$8.62

Year-to-date return on average equity	7.28%	8.99%	7.89%
Year-to-date return on average tangible equity (non-GAAP)	9.05%	11.14%	9.68%

The Company presents a computation of core net interest margin and adjusted net interest income, which exclude nonrecurring items and accretion of fair value marks, for second quarter 2016, first quarter 2016, and second quarter 2015. Core net interest margin and adjusted net interest income are considered a non-GAAP financial measures and should be viewed in conjunction with consolidated statement of income and average balance analysis of net interest income. The following table presents a reconciliation of net interest margin to core net interest margin.

Reconciliation of Adjusted Net Interest Income to Net Interest Income

	Three months ended
	June 30, 2016	March 31, 2016	June 30, 2015
Tax equivalent net interest income (1)	$19,665	$19,324	$18,123
Subtract
Century Bank accretion	16	38	100
Capital Pacific Bank accretion	140	371	535
Prepayment penalties on loans	166	84	84
Prepayment penalties on brokered deposits	—	(61)	—

Total nonrecurring items	322	432	719

Adjusted net interest income (non-GAAP)	$19,343	$18,892	$17,404

Average earnings assets	$1,852,130	$1,820,554	$1,664,945

Net interest margin	4.27%	4.27%	4.37%
Core net interest margin (non-GAAP)	4.20%	4.17%	4.19%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of $518, $514, and $427 for the three months ended June 30, 2016, March 31, 2016, and June 30, 2015, respectively.

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

Net interest margin as a percentage of average earning assets for second quarter 2016 was 4.27%, remaining flat from the prior quarter, and representing a decrease of 10 basis point over second quarter 2015. The linked-quarter margin remained constant as an increase in the yield on the taxable portion of the securities portfolio offset a small contraction in the yield on the loan portfolio. During the second quarter 2016, accretion of loan fair value discounts and other nonrecurring items was $322 and added 7 basis points to the net interest margin, compared to loan fair value accretion and other nonrecurring items of $432 in first quarter 2016 that added 10 basis points to the net interest margin. In addition to a reduction in accretion income, new loans were being booked at rates below the current portfolio yield, and are expected to place downward pressure on the net interest margin. However, the Company anticipates additional loan growth, which will grow net interest income while the margin is reduced.

The decrease in the year-over-year net interest margin of 10 basis point was primarily due to a reduction in nonrecurring interest items, primarily accretion income booked on the acquired loan portfolios. The core net interest margin, which removes the effect of fair value accretion and nonrecurring items, has remained relatively stable due to a continued shift in earning asset mix as higher yielding loans are a larger proportion of total earning assets versus the lower yielding securities portfolio. Core net interest margin is considered to be a non-GAAP financial measure.

The following table presents condensed balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates on interest-bearing liabilities, for the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015:

Table I

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Three months ended June 30, 2016			Three months ended June 30, 2015
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$14,393	$19	0.53%	$13,975	$11	0.32%
Federal Home Loan Bank stock	7,004	20	1.15%	8,743	4	0.18%
Securities available-for-sale:
Taxable	313,992	1,818	2.33%	312,285	1,732	2.22%
Tax-exempt(1)	71,785	732	4.10%	72,576	767	4.24%
Loans, net of deferred fees and allowance(2)
Taxable	1,396,007	17,464	5.03%	1,224,201	16,301	5.34%
Tax-exempt(3)	48,949	749	6.16%	33,165	452	5.47%

Total interest-earning assets	1,852,130	20,802	4.52%	1,664,945	19,267	4.64%

Non earning assets
Cash and due from banks	26,093			24,813
Property and equipment	19,066			17,849
Goodwill andintangible assets	43,751			43,252
Interest receivable and other assets	47,945			49,668

Total nonearning assets	136,855			135,582

Total assets	$1,988,985			$1,800,527

Interest-bearing liabilities
Money market and NOW accounts	$786,873	$(516)	-0.26%	$755,256	$(500)	-0.27%
Savings deposits	69,647	(21)	-0.12%	58,881	(19)	-0.13%
Time deposits - core (4)	64,699	(57)	-0.35%	87,440	(83)	-0.38%

Total interest-bearing core deposits	921,219	(594)	-0.26%	901,577	(602)	-0.27%

Time deposits - noncore	68,536	(203)	-1.19%	73,469	(243)	-1.33%

Interest-bearing repurchase agreements	652	—	0.00%	—	—	0.00%
Federal funds purchased	1,049	(2)	-0.77%	2,213	(4)	-0.72%
FHLB borrowings	119,885	(282)	-0.95%	90,286	(239)	-1.06%
Subordinated debenture	1,499	—	0.00%	—	—	0.00%
Junior subordinated debenture	8,248	(56)	-2.73%	8,248	(56)	-2.72%

Total interest-bearing wholesale funding	199,869	(543)	-1.09%	174,216	(542)	-1.25%

Total interest-bearing liabilities	1,121,088	(1,137)	-0.41%	1,075,793	(1,144)	-0.43%

Noninterest-bearing liabilities
Demand deposits	637,987			508,259
Interest payable and other	5,468			5,467

Total noninterest liabilities	643,455			513,726

Total liabilities	1,764,543			1,589,519
Shareholders’ equity	224,442			211,008

Total liabilities and shareholders’ equity	$1,988,985			$1,800,527

Net interest income		$19,665			$18,123

Net interest margin(1)		4.27%			4.37%

(1)	Tax-exempt securities income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $256 and $268 for the three months ended June 30, 2016, and June 30, 2015, respectively. Net interest margin was positively impacted by 6 and 6 basis points for the three months ended June 30, 2016, and June 30, 2015, respectively.
(2)	Interest income includes recognized loan origination fees of $231 and $205 for the three months ended June 30, 2016, and June 30, 2015, respectively.
(3)	Tax-exempt loan income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $262 and $158 for the three months ended June 30, 2016, and June 30, 2015, respectively. Net interest margin was positively impacted by 6 and 4 basis points for the three months ended June 30, 2016, and June 30, 2015, respectively.
(4)	Defined by the Company as interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.

Table I shows that earning asset yields in second quarter 2016 were 4.52%, down 12 basis points from the 4.64% recorded in second quarter 2015. The Bank experienced a decrease in yield on the taxable loan portfolio of 31 basis points when compared to the prior period. New loans continued to be booked at rates lower than the average portfolio rate, which continued to slowly reduce the overall portfolio yield. The decrease in the yield on securities reflected more recent purchases, which were shorter in maturity, positioning the portfolio for an increase in interest rates.

The cost of interest-bearing liabilities decreased by 2 basis points from 0.43% in second quarter 2015 compared to 0.41% in second quarter 2016. The decline in the cost of interest-bearing liabilities was primarily due to a lower cost of interest-bearing core deposits, combined with a reduction in the cost of FHLB borrowings and non-core time deposits. The rates paid on interest-bearing core deposits declined by 1 basis points, due to a change in the depositor composition of the core deposits.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended June 30, 2016, compared to the three months ended June 30, 2015.

Table II

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Three months ended June 30, 2016 compared to June 30, 2015 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$—	$8	$8
Federal Home Loan Bank stock	(1)	17	16
Securities available-for-sale:
Taxable	4	82	86
Tax-exempt(1)	(11)	(24)	(35)
Loans, net of deferred fees and allowance
Taxable	2,240	(1,077)	1,163
Tax-exempt(2)	212	84	296

Total interest-earning assets	2,445	(910)	1,535

Interest paid on:
Money market and NOW accounts	20	(4)	16
Savings deposits	3	(1)	2
Time deposits - core (3)	(22)	(4)	(26)

Total interest-bearing core deposits	1	(9)	(8)

Time deposits - noncore	(17)	(23)	(40)
Interest-bearing repurchase agreements	—	—	—
Federal funds purchased	(2)	—	(2)
FHLB and FRB borrowings	78	(35)	43
Subordinated debenture	—	—	—
Junior subordinated debenture	—	—	—

Total interest-bearing wholesale funding	59	(58)	1

Total interest-bearing liabilities	60	(67)	(7)

Net interest income(1)	$2,385	$(843)	$1,542

(1)	Tax-exempt securities income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $256 and $268 for the three months ended June 30, 2016, and June 30, 2015, respectively. Net interest margin was positively impacted by 6 and 6 basis points for the three months ended June 30, 2016, and June 30, 2015, respectively.
(2)	Tax-exempt loan income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $262 and $158 for the three months ended June 30, 2016, and June 30, 2015, respectively. Net interest margin was positively impacted by 6 and 4 basis points for the three months ended June 30, 2016, and June 30, 2015, respectively.
(3)	Defined by the Company as interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.

The second quarter 2016 rate/volume analysis shows that net interest income increased by $1,543 over second quarter 2015. Interest income increased $1,536, while interest expense increased $7. The increase in interest income was primarily due to higher volumes, which generated an additional $2,496 in interest income, which was partially offset by a decline in interest income of $910 due to lower rates.

Interest expense remained flat when comparing second quarter 2016 to second quarter 2015, primarily attributable to the cost of wholesale funding decreasing, even though the use increased year over year. The Bank refinanced several brokered time deposits during the first quarter 2016 and saw the full benefit of the decreased interest expense in the second quarter 2016.

Table III

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Six months ended June 30, 2016			Six months ended June 30, 2015
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$24,387	$64	0.53%	$12,328	$16	0.26%
Federal Home Loan Bank stock	5,531	48	1.75%	9,439	7	0.15%
Securities available-for-sale:
Taxable	310,557	3,507	2.27%	299,117	3,105	2.09%
Tax-exempt(1)	71,832	1,465	4.10%	73,581	1,541	4.22%
Loans, net of deferred fees and allowance(2)
Taxable	1,375,771	34,698	5.07%	1,143,658	30,333	5.35%
Tax-exempt(3)	48,264	1,488	6.20%	24,374	688	5.69%

Total interest earning assets	1,836,342	41,269	4.52%	1,562,497	35,690	4.61%

Non earning assets
Cash and due from banks	25,553			22,593
Property and equipment	18,762			17,830
Goodwill and intangible assets	43,681			37,209
Interest receivable and other assets	48,361			47,644

Total non earning assets	136,357			125,276

Total assets	$1,972,699			$1,687,773

Interest-bearing liabilities
Money market and NOW accounts	$817,328	$(1,061)	-0.26%	$699,141	$(932)	-0.27%
Savings deposits	68,567	(41)	-0.12%	57,548	(36)	-0.13%
Time deposits - core (4)	69,152	(123)	-0.36%	74,907	(155)	-0.42%

Total interest-bearing core deposits	955,047	(1,225)	-0.26%	831,596	(1,123)	-0.27%

Time deposits - non-core	66,110	(469)	-1.43%	78,201	(532)	-1.37%

Interest-bearing repurchase agreements	348	—	0.00%	—	—	0.00%
Federal funds purchased	853	(4)	-0.94%	1,557	(5)	-0.65%
FHLB borrowings	84,275	(471)	-1.12%	86,120	(468)	-1.10%
Subordinated debenture	749	—	0.00%	—	—	0.00%
Junior subordinated debenture	8,248	(113)	-2.76%	8,248	(112)	-2.74%

Total interest-bearing wholesale funding	160,583	(1,057)	-1.32%	174,126	(1,117)	-1.29%

Total interest-bearing liabilities	1,115,630	(2,282)	-0.41%	1,005,722	(2,240)	-0.45%

Noninterest-bearing liabilities
Demand deposits	627,830			474,209
Interest payable and other	6,305			6,117

Total noninterest liabilities	634,135			480,326

Total liabilities	1,749,765			1,486,048
Shareholders’ equity	222,934			201,725

Total liabilities and shareholders’ equity	$1,972,699			$1,687,773

Net interest income		$38,987			$33,450

Net interest margin(1)		4.27%			4.32%

(1)	Tax-exempt securities income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $513 and $539 for the YTD period ended June 30, 2016, and June 30, 2015, respectively. Net interest margin was positively impacted by 6 and 7 basis points for the YTD period ended June 30, 2016, and June 30, 2015, respectively.
(2)	Interest income includes recognized loan origination fees of $436 and $327 for the YTD period ended June 30, 2016, and June 30, 2015, respectively.
(3)	Tax-exempt loan income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $521 and $241 for the YTD period ended June 30, 2016, and June 30, 2015, respectively. Net interest margin was positively impacted by 6 and 3 basis points for the YTD period ended June 30, 2016, and June 30, 2015, respectively.
(4)	Defined by the Company as interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.

Table IV

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Six months ended June 30, 2016 Compared to six months ended June 30, 2015 Increase (decrease) due to
	Volume	Rate	Days	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$16	$32	$—	$48
Federal Home Loan Bank stock	(3)	44	—	41
Securities available-for-sale:
Taxable	119	274	9	402
Tax-exempt(1)	(37)	(43)	4	(76)
Loans, net of deferred fees and allowance
Taxable	6,173	(1,887)	79	4,365
Tax-exempt(2)	676	121	3	800

Total interest earning assets	6,944	(1,459)	95	5,580

Interest paid on:
Money market and NOW accounts	158	(31)	2	129
Savings deposits	7	(2)	—	5
Time deposits - core (3)	(12)	(20)	—	(32)

Total interest-bearing core deposits	153	(53)	2	102

Time deposits - noncore	(82)	18	2	(62)
Interest-bearing repurchase agreements	—	—	—	—
Federal funds purchased	(2)	1	—	(1)
FHLB borrowings	(10)	12	1	3
Subordinated debenture	—	—	—	—
Junior subordinated debenture	—	1	—	1

Total interest-bearing wholesale funding	(94)	32	3	(59)

Total interest-bearing liabilities	59	(21)	5	43

Net interest income(1)	$6,885	$(1,438)	$90	$5,537

(1)	Tax-exempt securities income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $513 and $539 for the YTD period ended June 30, 2016, and June 30, 2015, respectively. Net interest margin was positively impacted by 6 and 7 basis points for the YTD period ended June 30, 2016, and June 30, 2015, respectively.
(2)	Tax-exempt loan income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $521 and $241 for the YTD period ended June 30, 2016, and June 30, 2015, respectively. Net interest margin was positively impacted by 6 and 3 basis points for the YTD period ended June 30, 2016, and June 30, 2015, respectively.
(3)	Defined by the Company as interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the three and six months ended June 30, 2016, and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$17,596	$15,724	$17,301	$15,637
Provision charged to income	1,950	550	2,195	550
Loans charged against allowance	(668)	(454)	(668)	(527)
Recoveries credited to allowance	249	193	299	353

Balance, end of period	$19,127	$16,013	$19,127	$16,013

The Company recorded $1,950 in provision for loan losses during the second quarter 2016, which was attributable to growth in the loan portfolio, net charge offs of $419, and a downgrade on one commercial loan experienced during the quarter. While the Company did experience one $2,270 downgrade, the Company’s classified assets at June 30, 2016, were 20.81% of regulatory capital, compared to 23.03% and 26.52% of regulatory capital at December 31, 2015 and June 30, 2015, respectively.

For the six months ended June 30, 2016, the Company recorded net charge offs of $369, or annualized 0.05% of average outstanding loans, compared to net charge offs of $174, or 0.03% of average loans, for the same period in 2015. The allowance for loan losses for outstanding loans at June 30, 2016, was $19,127, or 1.29% of outstanding loans, compared to 1.23% and 1.23% of outstanding loans at December 31, 2015, and June 30, 2015, respectively. The increase in the allowance as a percentage of total loans is primarily attributable to loans acquired through merger transactions, which were booked net of their credit related fair value adjustment and were only included in the allowance for loan losses to the extent their credit impairment exceeded the remaining credit related fair value discount. As these loans mature or are refinanced into the non-acquired loan portfolio they are included in the allowance for loan losses, therefore increasing the allowance as a percentage of total loans. At June 30, 2016, the Company had a total of $1,854 of credit related fair value adjustment assigned to acquired loans. The balance of these acquired loans totaled $160,655, before the credit and interest rate fair value adjustments. When acquired loans with an assigned credit fair value mark are excluded from outstanding loans, the allowance for loan losses of $19,127 as a percentage of organic loans outstanding was 1.44% as of June 30, 2016. The allowance as a percentage of nonperforming loans, net of government guarantees, was 1172.72% at June 30, 2016, compared to 636.30% and 709.17% at December 31, 2015, and June 30, 2015, respectively.

At June 30, 2016, $7,700 of loans (net of government guarantees) were classified as impaired. A specific allowance of $87 (included in the ending allowance at June 30, 2016) was assigned to these loans. That compares to impaired loans of $7,527 (net of government guarantees) and a specific allowance assigned of $175 at December 31, 2015.

Total nonperforming assets, net of government guarantees, were $13,739, or 0.68% of total assets, at June 30, 2016, down $727 from December 31, 2015, as the Company continued to resolve problem loans. At June 30, 2016, nonperforming assets consisted of $1,631 in nonaccrual loans (net of government guarantees), no loans were 90 days past due and still accruing interest, and there was $12,108 of other real estate owned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more, and other real estate owned for the periods covered in this report:

Nonperforming Assets and Asset Quality Ratios

	June 30, 2016	December 31, 2015	June 30, 2015
NONPERFORMING ASSETS
Nonaccrual loans
Real estate loans
Multi-family residential	$—	$—	$—
Residential 1-4 family	408	733	688
Owner-occupied commercial	1,662	2,369	1,117
Nonowner-occupied commercial	727	790	878

Total permanent real estate loans	2,797	3,892	2,683
Construction loans
Multi-family residential	—	—	—
Residential 1-4 family	—	53	—
Commercial real estate	—	—	—
Commercial bare land and acquisition & development	—	—	—
Residential bare land and acquisition & development	—	—	—

Total construction real estate loans	—	53	—

Total real estate loans	2,797	3,945	2,683
Commercial loans	1,501	1,564	955

Total nonaccrual loans	4,298	5,509	3,638
90-days past due and accruing interest	—	—	—
Total nonperforming loans	4,298	5,509	3,638
Nonperforming loans guaranteed by government	(2,667)	(2,790)	(1,380)

Net nonperforming loans	1,631	2,719	2,258
Other real estate owned	12,108	11,747	12,666

Total nonperforming assets, net of guaranteed loans	$13,739	$14,466	$14,924

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of total loans outstanding	1.29%	1.23%	1.23%
Allowance for loan losses as a percentage of total nonperforming loans, net of government guarantees	1172.72%	636.30%	709.17%
Net loan charge offs (recovery) as a percentage of average loans, annualized	0.12%	-0.02%	0.05%
Net nonperforming loans as a percentage of total loans	0.11%	0.19%	0.17%
Nonperforming assets as a percentage of total assets	0.68%	0.76%	0.82%
Consolidated classified asset ratio(1)	20.81%	23.03%	26.52%

(1)	Consolidated classified asset ratio is defined as the sum of all loan-related contingent liabilities and loans internally graded substandard or worse (net of government guarantees), adversely classified securities, and other real estate owned, divided by total consolidated Tier 1 capital plus the allowance for loan losses.

Other real estate owned at June 30, 2016, consisted of eight properties. One of the properties, a commercial land development project valued at $9,988, comprised 82.49% of the total other real estate owned category. The Company has been actively marketing this property; however the location and nature of the commercial land development property make it susceptible to possible future valuation write-downs as it is appraised on an annual basis.

Noninterest Income

	Noninterest Income Summary
	Three months ended			Six months ended
	June 30,	June 30,	Change	June 30,	June 30,	Change
	2016	2015		$2016	2015	$
Service charges on deposit accounts	$688	$661	$27	$1,381	$1,236	$145
Bankcard income	294	214	80	585	411	174
Bank-owned life insurance income	145	170	(25)	291	279	12
Net gain on sale of investment securities	71	139	(68)	309	192	117
Impairment losses on investment securities (OTTI)	—	(13)	13	(17)	(13)	(4)
Other noninterest income	549	456	93	1,008	798	210

	$1,747	$1,627	$120	$3,557	$2,903	$654

For the three months ended June 30, 2016, noninterest income was $1,747, up $120 from the same period last year. The increase in the quarter to date noninterest income through June 30, 2016, when compared to the same period last year, was primarily due to an $80 increase in bankcard income. The increase in bankcard income relates primarily to an increase in merchant bankcard referrals to our third party provider, Vantiv, who purchased the Company’s merchant portfolio in December 2014. As the Company reaches various referral targets income has the potential to increase.

Noninterest Expense

	Noninterest Expense Summary
	Three months ended			Six months ended
	June 30,	June 30,	Change	June 30,	June 30,	Change
	2016	2015		$2016	2015	$
Salaries and employee benefits	$8,005	$6,744	$1,261	$15,564	$13,153	$2,411
Property and equipment	1,087	1,094	(7)	2,202	2,073	129
Data processing	893	821	72	1,758	1,505	253
Legal and professional services	1,140	739	401	1,752	1,138	614
Business development	516	411	105	1,032	765	267
FDIC insurance assessment	286	273	13	574	486	88
Other real estate (income) expense	(113)	(60)	(53)	(103)	181	(284)
Merger related expense	1,978	—	1,978	1,978	1,836	142
Other noninterest expense	1,140	1,008	132	2,183	1,867	316

	$14,932	$11,030	$3,902	$26,940	$23,004	$3,936

For the three months ended June 30, 2016, noninterest expense was $14,932, representing an increase of $3,902 or 35.38% over the prior year. Included in the current period total is merger expense related to the pending acquisition of Foundation Bank, totaling $1,978. Excluding merger related expenses non-interest expense increased $1,924, or 17.44%. After merger related expense, the next largest increase was related to salaries and employee benefits expense of $1,261 or 18.70%. The increase was partially due to increased utilization of the Bank’s partially self-funded medical insurance plan. During the quarter the Bank experienced more claim activity than planned, which resulted in expense of $550 more than the actuarial forecast. In addition, the Bank saw an increase in legal and professional expense, which was primarily attributable to legal services associated with the tentative settlement of the Bank’s class action lawsuit. See Part II item 1 of this document for additional information.

BALANCE SHEET

Loans

A summary of outstanding loans by market at June 30, 2016, March 31, 2016, December 31, 2015, and June 30, 2015, follows:

	Period Ended
	June 30,	March 31,	December 31,	June 30,
	2016	2016	2015	2015
Eugene market gross loans, period-end	$396,260	$372,137	$379,048	$358,806
Portland market gross loans, period-end	697,664	684,025	667,995	631,420
Seattle market gross loans, period-end	141,788	144,524	142,104	134,341
National healthcare gross loans, period-end	250,391	230,617	216,865	181,580

Total gross loans, period-end	$1,486,103	$1,431,303	$1,406,012	$1,306,147

The Bank recorded loan growth of $54,800 during the second quarter 2016, with growth occurring in three of the four primary markets. National healthcare lending accelerated in second quarter 2016, increasing $19,774 from March 31, 2016. The Company’s overall loan growth during the second quarter 2016 occurred across several loan types, including owner-occupied commercial real estate; non-owner occupied commercial real estate; and commercial and industrial loans.

Outstanding loans to dental professionals, which are comprised of both local and national loans, at June 30, 2016, totaled $369,810 or 24.88% of the loan portfolio, compared to $340,162 or 24.19% of the loan portfolio at December 31, 2015. The Company’s national dental loans increased by $23,356 from December 31, 2015 and were represented in 42 states by the end of the second quarter 2016. In addition to national growth, the Company saw growth in the local dental market, with the portfolio growing $6,292 from year-end 2015, which was primarily due to a slowdown of prepayments and an increase in production in the Company’s Portland market local lending. At June 30, 2016, $7,327 or 1.98% of the outstanding dental loans were supported by government guarantees. Loans to dental professionals include loans for such purposes as starting up a practice, acquisition of a practice, equipment financing, owner-occupied facilities, and working capital. National dental loans are limited only to acquisition of a seasoned practice by experienced dental professionals, practice refinances and owner-occupied real estate loans. Additional data on the Company’s dental loan portfolio and the credit quality of this portfolio can be found in Note 4 of the Notes to Consolidated Financial Statements in this report.

In addition to loan growth in the dental industry, growth was also experienced in the non-dental healthcare field, which includes loans to physicians, veterinarians, optometrists, and medical specialists. This portfolio grew by $16,466 over year-end 2015 to $108,394 as of June 30, 2016. The Company saw expansion in veterinary practice acquisition financing and nursing/residential care facility owner-occupied real estate financing.

All loans to related parties were made in the ordinary course of business and on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the Company.

Detailed credit quality data on the entire loan portfolio can be found in Note 3 of the Notes to Consolidated Financial Statements in this report.

Securities

At June 30, 2016, the balance of securities available-for-sale was $396,230, up $29,632 over December 31, 2015. At June 30, 2016, the portfolio had an unrealized pre-tax gain of $11,377, compared to an unrealized pre-tax gain of $4,341, at December 31, 2015. The average life and duration of the portfolio at June 30, 2016, was 4.7 years and 4.2 years, respectively. At June 30, 2016, $28,863 of the securities portfolio was pledged as collateral for public deposits in Oregon and Washington and for repurchase agreements.

During the second quarter 2016, the Company recorded $71 in gains on the sale of securities as small portions of the portfolio were restructured to enhance future performance. The Company continued to structure the portfolio to provide consistent cash flow and reduce the market value volatility of the portfolio in a rising rate environment in light of the Company’s current liability sensitive position. The portfolio is structured to generate sufficient cash flow to allow reinvestment at higher rates should interest rates move up or to fund loan growth in future periods. In a stable rate environment, approximately $58,034 in cash flow from the securities portfolio is anticipated over the next twelve months. Going forward, purchases will be dependent upon core deposit growth, loan growth, and the Company’s interest rate risk position, with the Company targeting securities between 19% and 20% of total assets.

At June 30, 2016, $2,246, or 0.57% of the total securities portfolio, was composed of private-label mortgage-backed securities. Management previously booked OTTI on this portion of the portfolio totaling $266, with no additional OTTI booked in the current quarter. On a monthly basis Management reviews all available information, including current and projected default rates and current and projected loss severities, related to the collectability of its potentially impaired investment securities to determine if an additional OTTI is required. Recognition of additional OTTI on the private-label mortgage-backed portion of the portfolio is possible in future quarters depending upon economic conditions, default rates on home mortgages, loss severities on foreclosed homes, unemployment levels, and home values. During second quarter 2016, management evaluated the private label securities for impairment and no additional OTTI was required.

In management’s opinion, the remaining securities in the portfolio in an unrealized loss position were considered only temporarily impaired at the quarter-ended June 30, 2016. At June 30, 2016, the Company had no intent, nor was it more likely than not that it would be required, to sell its impaired securities before their recovery. The impairment was due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities resulted from current economic conditions. Although yields on these securities may be below market rates during the period, no loss of principal is expected at June 30, 2016.

Goodwill and Intangible Assets

At June 30, 2016, the Company had the following goodwill and core deposit intangibles (“CDI”) associated with prior bank acquisitions:

	June 30, 2016
	Capital Pacific Bank	Century Bank	Northwest Business Bank	Total
Goodwill	$17,145	$851	$22,031	$40,027
CDI	3,225	432	—	3,657

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

Deposits

Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and nonpublic local time deposits, including nonpublic local time deposits in excess of $100, were $1,508,019 and represented 94.24% of total deposits at June 30, 2016. During the second quarter the Company experienced contraction of $125,922 in the core deposit base, which was partially offset by an increase in non-core deposits of $29,466. The decrease in core deposits experienced during the second quarter 2016 was primarily attributable to a reduction in two large depositor relationships. A key component of core deposits is noninterest-bearing demand deposits, which totaled $624,146 and represented 41.39% of core deposits at June 30, 2016. The weighted average cost of core deposits, when factoring in non-interest bearing core deposits, for the second quarter 2016 was 0.15%.

A summary of outstanding core deposits and average core deposits by market and wholesale funding classified as non-core deposits at June 30, 2016, March 31, 2016, and June 30, 2015, follows:

	Period Ended
	June 30,	March 31,	June 30,
	2016	2016	2015
Eugene market core deposits, period-end(1)	$712,061	$790,435	$759,079
Portland market core deposits, period-end(1)	590,880	649,089	521,317
Seattle market core deposits, period-end(1)	205,078	194,417	164,822

Total core deposits, period-end(1)	1,508,019	1,633,941	1,445,218
Non-core deposits, period-end	92,113	62,647	68,963

Total deposits, period-end	$1,600,132	$1,696,588	$1,514,181

	Three Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015
Eugene market core deposits, average(1)	$738,435	$799,583	$742,252
Portland market core deposits, average(1)	624,490	615,929	508,547
Seattle market core deposits, average(1)	196,281	191,036	159,037

Total core deposits, average(1)	1,559,206	1,606,548	1,409,836
Non-core deposits, average	68,536	63,683	73,469

Total deposits, average	$1,627,742	$1,670,231	$1,483,305

(1)	Core deposits include all demand, savings, money market, interest checking accounts, plus all nonpublic local time deposits including local time deposits in excess of $100.

Other Deposits

The Company uses public and brokered deposits to provide short-term and long-term funding sources. The Company defines short-term as having a contractual maturity of less than one year. The Company uses brokered deposits to help mitigate interest rate risk in a rising rate environment. Approximately 53% of the brokered time deposits have a call feature, which provide the Company the option to redeem the deposits on a quarterly basis and allows the Company to refinance long-term funding at lower rates should market rates fall.

During the first six months of 2016, the Company called $5,490 in brokered time deposits with a weighted average rate of 2.84%, and expensed $61 on the remaining discount associated with the time deposits. During the same period $34,305 in new brokered deposits were issued, with a weighted average maturity of 3.29 years and a weighted average rate of 1.08%. Below is a schedule detailing public and brokered deposits by type, including weighted average rate and weighted average maturity.

Non-Core Deposit Summary

	June 30, 2016			June 30, 2015
	Balance	Weighted average rate	Weighted average maturity	Balance	Weighted average rate	Weighted average maturity
	(dollars in thousands)			(dollars in thousands)
<3 Months	$30,158	0.60%	44 Days	$30,009	0.22%	33 Days
3-6 Months	102	0.40%	117 Days	1,473	0.38%	135 Days
6-12 Months	414	0.31%	258 Days	300	0.36%	292 Days
>12 Months	61,439	1.38%	3.88 Years	37,181	2.09%	5.91 Years

	$92,113			$68,963

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

At June 30, 2016, the Company held $8,351 of stock in the FHLB of Des Moines. The FHLB stock is broken into two classes: membership and activity. The membership class is based on asset size and is required to be a member of the FHLB. The amount of membership stock held at June 30, 2016 was $2,291 and is updated in first quarter of each year. The activity stock outstanding at June 30, 2016 totaled $6,060, however it is subject to fluctuation on a daily basis based on outstanding borrowings. At June 30, 2016, membership stock paid dividends at 0.50% annually and activity stock paid dividends at 3.50% annually. Both classes of FHLB stock are listed in the asset section of the Company’s balance sheet.

Subordinated Debentures

In June 2016, the Company issued $35,000 in aggregate principal amount of fixed-to-floating rate subordinated debentures (the “Notes”). The Notes were issued in anticipation of the pending acquisition of Foundation Bank and have a fixed rate for a five year period at 5.875%. After five years they are the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 471.5 basis points. The Notes are included in Tier 2 capital under current regulatory guidelines and interpretations.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures outstanding at June 30, 2016, which were issued in conjunction with the 2005 acquisition of NWBF. The junior subordinated debentures had an interest rate of 6.27% that was fixed through January 2011. In January 2011, the rate on the junior subordinated debentures changed to three-month LIBOR plus 135 basis points. On April 22, 2013, the Bank entered into a cash flow hedge on $8,000 of the trust preferred payment, swapping the variable interest rate for a fixed rate of 2.73% for approximately seven years. At June 30, 2016, the fair value of the interest rate swap on the Company’s subordinated debentures was ($144). The $8,000 of junior subordinated debentures qualifies as Tier 1 capital under regulatory capital guidelines.

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

Capital Resources

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the issuance of new stock or other equity securities whether through stock offerings or through the exercise of equity awards. Capital formation allows the Company to grow assets and provides flexibility in times of adversity. Shareholders’ equity at June 30, 2016, was $226,426, up $7,935 from December 31, 2015. The increase in shareholders’ equity was primarily due to an increase in the unrealized gain on the investment portion combined with retention of a portion of income earned during 2016.

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

The Company’s common equity tier 1 capital ratio, tier 1 risk based capital ratio, total risk based capital ratio, and tier 1 leverage capital ratio were 10.07%, 10.52%, 13.54% and 9.62%, respectively, at June 30, 2016, with all capital ratios for the Company above the minimum regulatory designations. For additional information regarding the Company’s regulatory capital levels, see Note 11 in Notes to Consolidated Financial Statements in Part I, Item I of this report.

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

On April 20, 2016, the Board of Directors approved a regular second quarter cash dividend of $0.11 that was paid on March 23, 2016. Subsequent to the end of the second quarter 2016, on July 20, 2016, the Board of Directors declared a regular quarterly cash dividend to $0.11 per share payable to shareholders on August 16, 2016.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Company commits to extensions of credit and issues letters of credit. The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2016, the Company had $352,361 in commitments to extend credit, up from $256,156 at December 31, 2015.

Letters of credit written are conditional commitments issued by the Company to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At June 30, 2016, the Company had $987 in letters of credit and financial guarantees outstanding.

LIQUIDITY AND CASH FLOWS

Liquidity is the term used to define the Company’s ability to meet its financial commitments. The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds. The Company derives liquidity through core deposit growth, maturity of investment securities, and loan payments. Core deposits include demand, interest checking, money market, savings, and local time deposits, including local nonpublic time deposits in excess of $100. Additional liquidity and funding sources are provided through the sale of loans, sales of securities, access to national CD markets, and both secured and unsecured borrowings. The Company uses a number of measurements to monitor its liquidity position on a daily, weekly, and monthly basis, which includes its ability to meet both short-term and long-term obligations, and requires the Company to maintain a certain amount of liquidity on the asset side of its balance sheet. The Company also prepares projections of its liquidity position. In addition, the Company has a Liquidity Funding Policy (“LFP”) that is reviewed and approved annually by the Company’s Asset and Liability Committee and the Board of Directors. Included in the LFP is a contingency funding plan based on both a short-term and long-term cash flow analysis, which are reviewed periodically by ALCO.

Core deposits at June 30, 2016, were $1,508,019 and represented 94.24% of total deposits. Core deposits at June 30, 2016, were down $25,923 from December 31, 2015. During the same time period the Company experienced an increase in outstanding loans of $80,091. The asset growth was funded by FHLB borrowing and non-core time deposits. It is anticipated that cash flows from the securities portfolio and additional non-core funding sources will provide an additional portion of the funding during the remainder of 2016, as loans are expected to continue to increase. The securities portfolio represented 19.56% of total assets at June 30, 2016. At June 30, 2016, $28,863 of the securities portfolio was pledged to support public deposits and repurchase agreements, leaving $367,367 of the securities portfolio unencumbered and available-for-sale. In addition, at June 30, 2016, the Company had $27,462 of government guaranteed loans that could be sold in the secondary market to support the Company’s liquidity position.

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

During the quarter the Company experienced a reduction in core deposits, primarily attributable to two large deposit clients. Period-end Company-defined core deposits at June 30, 2016, were down $125,900 from the first quarter 2016. Approximately $80,000 of the deposit decrease came from one client relationship. As previously disclosed in prior 10-Q filings, the Bank was informed that a large Eugene client was purchased by a company located in the Midwest. Based on initial conversations with the buyer, deposits were anticipated to remain until sometime in 2017, however the acquirer accelerated the withdrawal timeline during the second quarter. Another $30,000 decrease related to the withdrawal of excess funds held by a large Portland client who placed a large deposit attributable to the sale of their business during the first quarter 2016. Year-to-date, this client has grown their deposit relationship by $15,200, however their June 30, 2016, balance has been reduced from the funds held at March 31, 2016. During the second quarter 2016, the Company began executing on its contingency funding strategy to replace these lost deposits, which included brokered certificates of deposits.

At June 30, 2016, the Bank had three clients, which include those mentioned above, with deposit totals of approximately $60,000 risk rated 10, the highest risk rating. Currently the Company anticipates the funds to leave the Bank by December 31, 2016. The Company continues to review and implement its funding strategy to offset deposit reductions. The Company currently maintains sufficient short-term liquidity to cover any potential volatility in the large depositor base. However, there can be no assurance that any of our other large depositor relationships will be maintained or that the loss of one or more of these clients will not adversely affect the Company’s liquidity.

At June 30, 2016, the Company had secured borrowing lines with the FHLB of Des Moines and the FRB, along with unsecured borrowing lines with various correspondent banks, totaling $675,403. The Company’s secured lines with the FHLB and FRB were limited by the amount of collateral pledged. At June 30, 2016, the Company had pledged $471,743 in discounted collateral value in commercial real estate loans, first and second lien single-family residential loans, multi-family loans, and securities to the FHLB. Additionally, certain commercial and commercial real estate loans with a discounted value of $74,660 were pledged to the FRB under the Company’s Borrower-In-Custody program. The Company’s unsecured correspondent bank lines totaled $129,000. At June 30, 2016, the Company had $151,500 in borrowings outstanding from the FHLB, no borrowings outstanding with the FRB, and no borrowings on its overnight correspondent bank lines, leaving a total of $523,903 available on its secured and unsecured borrowing lines as of such date.

Net cash provided by operating activities was $9,454 during the six months ended June 30, 2016. During the same period, cash of $110,051 was used in investing activities, consisting principally of a net loan principal increase of $81,466 and net purchases of securities of $24,635. Cash provided by financing activities during the first six months of 2016 was $107,311 and primarily consisted of an increase in borrowings and cash related to the subordinated debenture issuance. Additional information on the Company cash flows can be reviewed in the Consolidated Statement of Cash Flows in Part I, Item I of this report.

ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s exposure to market risk. Readers are referred to the Company’s 2015 Form 10-K and the Annual Report to Shareholders for the year ended December 31, 2015, for additional information.

ITEM 4 Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer and

Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended June 30, 2016, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As is the case with many banks, our profitability is dependent to a large extent upon our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect, and has in past years, impacted, our net interest margin, and, in turn, our profitability. This impact could result in a decrease in our interest income relative to interest expense. Increases in interest rates may also adversely impact the value of our securities investment portfolio. At June 30, 2016, our balance sheet was liability sensitive, and an increase in interest rates could cause our net interest margin and our net interest income to decline. Since the financial crisis of 2008, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the Federal Reserve has pursued highly accommodative monetary policies (including a very low Federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities) in an effort to facilitate growth in the U.S. economy and a reduction in levels of unemployment. This environment has placed downward pressure on the net interest margins of U.S. banks, including the Bank. In December 2015, the Federal Reserve raised the target range for the federal funds rate from 1/4 to 1/2 percent. The Federal Reserve further indicated future policy actions to normalize interest rates will depend upon progress towards its objectives of maximum employment and two percent inflation, although the stance of monetary policy remains accommodative, and, even after employment and inflation are near its objectives, economic conditions may warrant for some time keeping the target federal funds rate below longer-term normal levels. The Federal Reserve also indicated that it intended to continue its policy of holding longer-term agency and Treasury securities at sizeable levels to help maintain accommodative financial conditions. The degree to which the Federal Reserve will continue its accommodative monetary policies, and the timing of any easing of those policies, will depend upon the Federal Reserve’s judgments regarding labor market conditions and the overall economic outlook, and are, therefore, subject to continuing uncertainty.

Company Factors

We have a significant concentration in loans to dental professionals, and loan concentrations within one industry may create additional risk.

Bank regulatory authorities and investors generally view significant loan concentrations within any particular industry as carrying higher inherent risk than a loan portfolio without any significant concentration in one industry. We have a significant concentration of loans to dental professionals which represented 24.88% in principal amount of our total loan portfolio at June 30, 2016 (see Note 4 in the Notes to Consolidated Financial Statements included in this Form 10-Q). While we apply credit practices which we believe to be prudent to these loans as well as all the other loans in our portfolio, due to our concentration in dental lending, we are exposed to the general risks of industry concentration, which include adverse market factors impacting that industry alone or disproportionately to other industries. In addition, bank regulatory authorities may in the future require us to limit additional lending in the dental industry if they have concerns that our concentration in that industry creates significant risks, which in turn could limit our ability to pursue new loans in an area where we believe we currently have a competitive advantage.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At June 30, 2016, our nonperforming loans (which include all nonaccrual loans, net of government guarantees) were 0.11% of the loan portfolio. At June 30, 2016, our nonperforming assets (which include foreclosed real estate) were 0.68% of total assets. Nonperforming loans and assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur losses relating to nonperforming assets. We generally do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, less estimated selling expenses, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. Any significant future increase in nonperforming assets could have a material adverse effect on our business, financial condition and results of operations.

We may not have the ability to continue paying dividends on our common stock at current or historic levels.

On July 20, 2016, we announced a quarterly cash dividend of $0.11 per share, payable to shareholders on August 16, 2016. Our ability to pay dividends on our common stock depends on a variety of factors. It is possible in the future that we may not be able to continue paying quarterly dividends commensurate with historic levels, if at all. As a holding company, a substantial portion of our cash flow typically comes from dividends our bank subsidiary pays to us. Cash dividends will depend on sufficient earnings to support them and adherence to bank regulatory requirements. If the Bank is not able to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations and prospects.

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

In addition, as a condition to membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock, based on our asset size, which is assessed annually. In addition to asset based stock holding stock is also held to support the outstanding principal balance of advances from the FHLB. At June 30, 2016, we had stock in the FHLB totaling $8,351. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. As of June 30, 2016, we did not recognize an impairment charge related to our FHLB stock holdings. Future negative changes to the financial condition of the FHLB could require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our reported earnings.

At June 30, 2016, we had $40,027 of goodwill on our consolidated balance sheet. In accordance with GAAP, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of qualitative and quantitative factors, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and other relevant entity-specific events. The last impairment test was performed at December 31, 2015. At December 31, 2015, we did not recognize an impairment charge related to our goodwill. Future evaluations of goodwill may result in findings of impairment and write-downs, which would impact our operating results and could be material.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

ITEM 3	Defaults upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

None

ITEM 6	Exhibits

2.1	Agreement and Plan of Merger, dated as of April 26, 2016, by and among Pacific Continental Corporation, Pacific Continental Bank, Foundation Bancorp, Inc. and Foundation Bank (incorporated by reference to Exhibit 2.1 to Pacific Continental Corporation’s Current Report on Form 8-K dated April 26, 2016).

2.2	Amendment to Agreement and Plan of Merger, dated as of May 25, 2016, by and among Pacific Continental Corporation, Pacific Continental Bank, Foundation Bancorp, Inc. and Foundation Bank (incorporated by reference to Exhibit 2.1 to Pacific Continental Corporation’s Current Report on Form 8-K dated May 25, 2016).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of the Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of the Registrant

32*	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350

101	The following financial information from Pacific Continental Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, is formatted in XBRL; (i) the Audited Consolidated Balance Sheets, (ii) the Audited Consolidated Statements of Operations, (iii) the Audited Consolidated Statements of Comprehensive Income , (iv) the Audited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Audited Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not otherwise subject to liability under those sections.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION
(Registrant)

Dated	August 9, 2016	/s/ Roger Busse

Roger Busse
President and Chief Executive Officer
(Duly Authorized Officer; Principal Executive Officer)

Dated	August 9, 2016	/s/ Richard R. Sawyer

Richard R. Sawyer
Executive Vice President and Chief Financial Officer (Duly Authorized Officer; Principal Financial and Accounting Officer)