Form 10-Q
period 2016-09-30
PACIFIC CONTINENTAL CORP
filed 2016-11-08
CIK 1084717

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

COMMISSION FILE NUMBER: 0-30106

PACIFIC CONTINENTAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

OREGON	93-1269184
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No)

111 West 7th Avenue Eugene, Oregon	97401
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock outstanding as of November 1, 2016 was 22,603,651.

PACIFIC CONTINENTAL CORPORATION

FORM 10-Q

QUARTERLY REPORT

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

Pacific Continental Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$35,819	$23,819
Interest-bearing deposits with banks	71,353	12,856

Total cash and cash equivalents	107,172	36,675

Securities available-for-sale	482,408	366,598
Loans, net of deferred fees	1,806,736	1,404,482
Allowance for loan losses	(20,531)	(17,301)

Net loans	1,786,205	1,387,181
Interest receivable	5,957	5,721
Federal Home Loan Bank stock	4,643	5,208
Property and equipment, net of accumulated depreciation	19,656	18,014
Goodwill and intangible assets	70,684	43,159
Deferred tax asset	7,380	5,670
Other real estate owned	13,066	11,747
Bank-owned life insurance	34,927	22,884
Other assets	6,962	6,621

Total assets	$2,539,060	$1,909,478

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$901,290	$568,688
Savings and interest-bearing checking	1,082,202	889,802
Core time deposits	65,860	75,452

Total core deposits	2,049,352	1,533,942

Other deposits	113,281	63,151

Total deposits	2,162,633	1,597,093
Repurchase agreements	1,107	71
Federal Home Loan Bank borrowings	45,500	77,500
Subordinated debentures	34,072	—
Junior subordinated debentures	11,272	8,248
Accrued interest and other payables	8,005	8,075

Total liabilities	2,262,589	1,690,987

Shareholders’ equity
Common stock, shares authorized: 50,000,000; shares issued and outstanding: 22,603,421 at September 30, 2016, and 19,604,182 at December 31, 2015	205,120	156,099
Retained earnings	66,112	59,693
Accumulated other comprehensive income	5,239	2,699

	276,471	218,491

Total liabilities and shareholders’ equity	$2,539,060	$1,909,478

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Interest and dividend income
Loans	$20,145	$17,240	$55,810	$48,020
Taxable securities	1,995	1,713	5,551	4,825
Tax-exempt securities	482	490	1,435	1,491
Interest-bearing deposits with banks	40	7	104	23

	22,662	19,450	62,900	54,359

Interest expense
Deposits	984	854	2,678	2,509
Federal Home Loan Bank borrowings	286	227	758	694
Subordinated debentures	553	—	553	—
Junior subordinated debentures	66	57	179	169
Federal funds purchased	2	4	6	10

	1,891	1,142	4,174	3,382

Net interest income	20,771	18,308	58,726	50,977

Provision for loan losses	1,380	625	3,575	1,175

Net interest income after provision for loan losses	19,391	17,683	55,151	49,802

Noninterest income
Service charges on deposit accounts	717	703	2,099	1,939
Bankcard income	314	276	899	687
Bank-owned life insurance income	172	156	463	435
Net gain on sale of investment securities	—	143	309	336
Impairment losses on investment securities (OTTI)	(2)	—	(19)	(13)
Other noninterest income	718	436	1,726	1,234

	1,919	1,714	5,477	4,618

Noninterest expense
Salaries and employee benefits	7,520	6,822	23,084	20,223
Property and equipment	1,202	1,148	3,404	3,221
Data processing	924	838	2,682	2,343
Legal and professional services	569	496	2,321	1,386
Business development	460	369	1,492	1,134
FDIC insurance assessment	273	283	848	769
Other real estate (income) expense, net	71	122	(32)	303
Merger related expense	1,767	—	3,745	1,836
Other noninterest expense	1,039	1,104	3,222	2,971

	13,825	11,182	40,766	34,186

Income before provision for income taxes	7,485	8,215	19,862	20,234
Provision for income taxes	2,634	2,890	6,946	7,012

Net income	$4,851	$5,325	$12,916	$13,222

Earnings per share
Basic	$0.24	$0.27	$0.65	$0.69

Diluted	$0.23	$0.27	$0.64	$0.68

Weighted average shares outstanding
Basic	20,511,392	19,591,666	19,940,709	19,133,682
Common stock equivalents attributable to stock-based awards	165,572	225,104	154,813	224,308

Diluted	20,676,964	19,816,770	20,095,522	19,357,990

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$4,851	$5,325	$12,916	$13,222
Other comprehensive income:
Available-for-sale securities:
Unrealized (loss) gain arising during the period	(1,929)	2,133	5,397	1,943
Reclassification adjustment for gains realized in net income	—	(143)	(309)	(336)
Other than temporary impairment	2	—	19	13
Income tax effects	751	(776)	(1,991)	(632)
Derivative agreements—cash flow hedge
Unrealized gain (loss) gain arising during the period	160	(154)	(944)	(212)
Income tax effects	(62)	60	368	83

Total other comprehensive (loss) income , net of tax	(1,078)	1,120	2,540	859

Total comprehensive income	$3,773	$6,445	$15,456	$14,081

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share, and per share amounts)

(Unaudited)

	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2014	17,717,676	$131,375	$48,984	$3,802	$184,161

Net income			18,751		18,751
Other comprehensive loss, net of tax				(1,103)	(1,103)

Comprehensive income					17,648

Stock issuance and related tax benefit	108,404	95			95
Stock issued through acquisition	1,778,102	23,578			23,578
Share-based compensation expense		1,700			1,700
Vested employee RSUs and SARs surrendered to cover tax consequences		(649)			(649)
Cash dividends ($0.42 per share)			(8,042)		(8,042)

Balance, December 31, 2015	19,604,182	$156,099	$59,693	$2,699	$218,491

Net income			12,916		12,916
Other comprehensive income, net of tax				2,540	2,540

Comprehensive income					15,456

Stock issuance and related tax benefit	145,877	661			661
Stock issued through acquisition	2,853,362	47,794			47,794
Share-based compensation expense		1,427			1,427
Vested employee RSUs and SARs surrendered to cover tax consequences		(861)			(861)
Cash dividends ($0.33 per share)			(6,497)		(6,497)

Balance, September 30, 2016	22,603,421	$205,120	$66,112	$5,239	$276,471

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$12,916	$13,222
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, net of accretion	4,919	5,476
Deferred income taxes	3	—
Bank-owned life insurance income	(469)	(435)
Share-based compensation	1,427	1,178
Provision for loan losses	3,575	1,175
Gain on sale of investment securities	(309)	(336)
Valuation adjustment on foreclosed assets	162	125
Gain on sale of foreclosed assets	(302)	12
Other than temporary impairment on investment securities	19	13
Change in:
Interest receivable	698	(368)
Deferred loan fees	381	249
Accrued interest payable and other liabilities	(1,991)	(1,321)
Income tax receivable	—	69
Other assets	(1,073)	1,376

Net cash provided by operating activities	19,956	20,435

Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale investment securities	135,319	75,718
Purchase of available-for-sale investment securities	(160,943)	(87,025)
Net loan principal originations	(133,405)	(107,951)
Proceeds from sale of foreclosed assets	1,371	2,350
Net purchase of property and equipment	(2,196)	(739)
Redemption of Federal Home Loan Bank stock	1,097	3,878
Cash consideration received (paid), net of cash acquired in merger	43,855	(3,249)

Net cash used by investing activities	(114,902)	(117,018)

Cash flows from financing activities:
Change in deposits	169,032	87,894
Change in repurchase agreements	1,036	209
Change in federal funds purchased and Federal Home Loan Bank short-term borrowings	(44,500)	25,500
FHLB term advances originated	12,500	—
Proceeds from stock options exercised	620	13
Excess tax benefit from stock options exercised	41	—
Redemption of Capital Pacific Bell State Bank Debt	—	(3,344)
Proceeds from subordinated debenture issuance	34,072	—
Dividends paid	(6,497)	(5,886)
Vested employee RSUs and SARs surrendered to cover tax consequences	(861)	(599)

Net cash provided by financing activities	165,443	103,787

Net change in cash and cash equivalents	70,497	7,204
Cash and cash equivalents, beginning of period	36,675	25,787

Cash and cash equivalents, end of period	$107,172	$32,991

Supplemental information:
Noncash investing and financing activities:
Transfer of loans to other real estate owned	$958	$967
Change in fair value of securities, net of deferred income taxes	$3,116	$988
Change in fair value of cash flow hedge, net of deferred income taxes	$(576)	$(129)
Acquisitions:
Assets acquired	$450,040	$257,924
Liabilities assumed	$402,246	$232,698

Cash paid during the period for:
Income taxes	$7,667	$4,878
Interest	$3,653	$3,429

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

The accompanying consolidated financial statements have been prepared by the Company without audit and in conformity with generally accepted accounting principles in the United States of America for interim financial information. The consolidated financial statements include all adjustments and normal accruals, which the Company considers necessary for a fair presentation of the results of operations for such interim periods. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, as of the date of the balance sheets and income and expenses for the periods. Areas including allowance for loan losses, goodwill and intangibles and other real estate owned are particularly susceptible to change, and actual results could differ from those estimates.

The balance sheet data as of December 31, 2015, was derived from audited consolidated financial statements, but does not include all disclosures contained in the Company’s 2015 Form 10-K. The interim consolidated financial statements should be read in conjunction with the December 31, 2015, consolidated financial statements, including the notes thereto, included in the Company’s 2015 Form 10-K.

NOTE 2 – BUSINESS COMBINATIONS

On September 6, 2016, the Company completed its acquisition of all of the common stock of Foundation Bancorp, Inc. (Foundation Bancorp) and its wholly-owned subsidiary, Foundation Bank, of Bellevue, Washington (the “Merger”). The acquisition of Foundation Bank reflects the Company’s overall banking expansion strategy, and expanded the combined Bank’s presence in the greater Puget Sound market.

The transaction has been accounted for under the acquisition method of accounting. The assets and liabilities were recorded at their estimated fair values as of the acquisition dates, however some valuations related to some other real estate owned properties are pending and could cause goodwill to change. The application of the acquisition method resulted in the recognition of preliminary goodwill of $21,407 which is all attributable to the value of Foundation Bank’s lending and deposit gathering banking activities. None of the goodwill is deductible for income tax purposes as the Merger was accounted for as a tax-free exchange.

A summary of the net assets acquired and the estimated fair value adjustments of Foundation Bancorp are presented below:

September 6, 2016
Cost basis net assets	$90,993
Less:
Cash payment to shareholders	(19,337)
Stock issued	(47,794)
Fair value adjustments:
Loans, net	(11,257)
Core deposit intangible	5,762
Junior subordinated debentures	3,173
Deferred tax asset adjustment	(2,948)
Securities	1,541
Other	1,274

Goodwill	$21,407

Pursuant to the terms of the merger agreement, former Foundation Bancorp shareholders received either $12.50 per share in cash or 0.7911 shares of Pacific Continental common stock for each share of Foundation Bancorp common stock, or a combination of 30.0% in the form of cash and 70.0% in the form of Pacific Continental common stock. Pursuant to the merger agreement, the maximum aggregate cash component of the merger consideration was $19,337 and the aggregate stock component of the merger consideration was 2,853,361 shares of Pacific Continental common stock, the value of which was calculated based on a closing stock price of $16.75 per share. The cash election was oversubscribed; therefore shareholders electing all cash received $8.72 in cash and 0.23915 shares of Pacific Continental common stock for each share of Foundation Bancorp common stock. Former Foundation Bancorp shareholders making a valid mixed election received $3.75 in cash and 0.55377 shares of Pacific Continental common stock for each share of Foundation Bancorp common stock.

The operations of Foundation Bank are included in the operating results beginning September 6, 2016. Foundation Bank’s results of operations prior to the acquisition are not included in the operating results. Revenue information for Foundation Bank related revenue and expense cannot be practically separated from Pacific Continental, therefore proforma revenue disclosures have not been included. Merger-related expense of $1,767 were recorded during the quarter ended September 30, 2016, and were $3,745 for the nine months ended September 30, 2016 and are included within the merger-related expense line item on the Consolidated Statements of Income.

The statement of assets acquired and liabilities assumed at their fair values are presented below as of the transaction closing date:

FOUNDATION BANCORP, INC.

Opening balance sheet

(in thousands)

unaudited

September 6, 2016
ASSETS
Cash and due from banks, net of consideration paid	$43,855
Securities available-for-sale	88,331
Gross loans	281,790
Fair value adjustments
Credit quality-related	(8,884)
Interest rate-related	(2,373)

Net Loans	270,533
Interest receivable	934
Federal Home Loan Bank stock	532
Property and equipment	408
Goodwill	21,407
Core deposit intangible	5,762
Deferred tax asset	3,894
Other real estate owned	1,592
Bank-owned life insurance	11,574
Other asset	1,218

Total Assets	$450,040

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$396,509
Other liabilities	2,724
Junior subordinated debentures	3,013

Total liabilities	402,246

Common stock issued to Foundation Bancorp shareholders	47,794

Total liabilities and shareholders’ equity	$450,040

Acquired loans at the acquisition date and as of September 30, 2016, are presented below:

	September 6, 2016	September 30, 2016
Contractually required principal payments	$281,790	$277,683
Purchase adjustment for credit and interest rate	(11,257)	(10,748)

Balance of acquired loans	$270,533	$266,935

Purchased credit impaired loans accounted for under ASC 310-30 acquired through the acquisition have a contractually required payments receivable on the acquisition date of $21,575.

The acquisition of Foundation Bancorp and it wholly-owned subsidiary Foundation Bank is not considered significant to the Company’s consolidated financial statements and, therefore, pro forma financial information is not presented.

NOTE 3 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair values of securities available-for-sale at September 30, 2016, were as follows:

		Gross	Gross	Estimated	Percentage
	Amortized	Unrealized	Unrealized	Fair	of
	Cost	Gains	Losses	Value	Portfolio
Unrealized Loss Positions
Private-label mortgage-backed securities	249	—	(24)	225	0%
Mortgage-backed securities	83,009	—	(328)	82,681	17%
SBA pools	19,261	—	(95)	19,166	4%
Obligations of states and political subdivisions	13,236	—	(60)	13,176	3%
Corporate securities	899	—	(13)	886	0%

	$116,654	$—	$(520)	$116,134	24%

Unrealized Gain Positions
Obligations of U.S. government agencies	$25,290	$1,262	$—	$26,552	6%
Obligations of states and political subdivisions	97,705	4,629	—	102,334	21%
Private-label mortgage-backed securities	1,728	157	—	1,885	0%
Mortgage-backed securities	206,376	3,678	—	210,054	44%
SBA pools	25,205	245	—	25,449	5%

	$356,304	$9,971	$—	$366,274	76%

	$472,958	$9,971	$(520)	$482,408	100%

At September 30, 2016, the Bank held 484 investment securities, of which 61 were in unrealized loss positions. Unrealized losses existed on certain securities classified as obligations of US government agencies, private-label mortgage-backed securities, mortgage-backed securities, SBA pools obligations of states and political subdivisions, and corporate securities. The unrealized losses on all securities are deemed to be temporary, as these securities retain strong credit ratings, continue to perform adequately, and are backed by various government sponsored enterprises. These decreases in fair value are associated with the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities has resulted from changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2016.

The following table presents a summary of securities in a continuous unrealized loss position at September 30, 2016:

	Securities in Continuous Unrealized Loss Position for Less Than 12 Months	Gross Unrealized Loss on Securities in Loss Position for Less Than 12 Months	Securities in Continuous Unrealized Loss Position for 12 Months or Longer	Gross Unrealized Loss on Securities in Loss Position for 12 Months or Longer
Private-label mortgage-backed securities	$—	$—	$225	$(24)
Mortgage-backed securities	79,207	(282)	3,474	(46)
SBA pools	15,240	(72)	3,926	(23)
Obligations of states and political subdivisions	13,176	(60)	—	—
Corporate securities	—	—	886	(13)

	$107,623	$(414)	$8,511	$(106)

On a monthly basis, management reviews all private-label mortgage-backed securities for the presence of other than temporary impairment (“OTTI”) and recorded $2 and $0 during the three months ended September 30, 2016 and 2015, respectively. Management’s evaluation included the use of independently-generated third-party credit surveillance reports that analyze the loans underlying each security. These reports include estimates of default rates and severities, life collateral loss rates and static voluntary prepayment assumptions to generate estimated cash flows at the individual security level. Additionally, management considered factors such as downgraded credit ratings, severity and duration of the impairments, the stability of the issuers and any discounts paid when the securities were purchased. Management has considered all available information related to the collectability of the impaired investment securities and believes that the estimated credit loss is appropriate.

Following is a tabular roll-forward of the aggregate amount of credit-related OTTI at the beginning and end of the periods presented along with the amounts recognized in earnings during the three and nine months ended September 30, 2016, and 2015:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance, beginning of period:	$266	$241	$249	$227
Additions:
Initial OTTI credit loss	2	—	19	14

Balance, end of period:	$268	$241	$268	$241

At September 30, 2016, ten of the Company’s private-label mortgage-backed securities, with an amortized cost of $1,440, were classified as substandard as their underlying credit was considered impaired. At December 31, 2015, six securities with an amortized cost of $1,506 were classified as substandard.

At September 30, 2016, and December 31, 2015, the projected average life of the securities portfolio was 4.72 years and 4.21 years, respectively.

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

The amortized cost and estimated fair value of securities at September 30, 2016, by maturity, are shown below. Obligations of U.S. government agencies, states and political subdivisions and corporate securities are shown by contractual maturity. Mortgage-backed securities and SBA variable pools are shown by projected average life.

	September 30, 2016
	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,466	$8,523
Due after one year through 5 years	240,116	243,481
Due after 5 years through 10 years	180,377	185,187
Due after 10 years	43,999	45,217

	$472,958	$482,408

During the quarter ended September 30, 2016, 30 investment securities were sold resulting in proceeds of $54,426. The sales generated no gain or loss as they related to sales of securities acquired from Foundation Bank, which were sold at their acquisition date fair value. During the nine months ended September 30, 2016, 60 investment securities were sold resulting in proceeds of $98,309. The sales generated a gross gain of $552 and a gross loss of $243, totaling a net gain of $309. The specific identification method was used to determine the cost of the securities sold.

During the quarter ended September 30, 2015, 19 investment securities were sold resulting in proceeds of $21,069. The sales generated a gross gain of $143 and a gross loss of $0, totaling a net gain of $143. During the nine months ended September 30, 2015, 41 investment securities were sold resulting in proceeds of $35,216. The sales generated a gross gain of $585 and a gross loss of $249, totaling a net gain of $336. The specific identification method was used to determine the cost of the securities sold.

The following table presents investment securities which were pledged to secure public deposits and repurchase agreements as permitted or required by law:

	September 30, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Pledged to secure public deposits	$24,435	$26,677	$27,938	$29,052
Pledged to secure repurchase agreements	1,637	1,714	3,985	4,111

	$26,072	$28,391	$31,923	$33,163

At September 30, 2016, and December 31, 2015, there was an outstanding balance for repurchase agreements of $1,107, and $71, respectively.

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

Major classifications of period-end loans are as follows:

	September 30,	% of Gross	December 31,	% of Gross
	2016	Loans	2015	Loans
Real estate loans
Multi-family residential	$79,126	4.37%	$66,445	4.73%
Residential 1-4 family	61,498	3.40%	53,776	3.82%
Owner-occupied commercial	425,879	23.55%	364,742	25.94%
Nonowner-occupied commercial	431,119	23.84%	300,774	21.39%

Total permanent real estate loans	997,622	55.16%	785,737	55.88%
Construction loans
Multi-family residential	24,567	1.36%	7,027	0.50%
Residential 1-4 family	42,130	2.33%	30,856	2.19%
Commercial real estate	78,369	4.33%	42,680	3.04%
Commercial bare land and acquisition & development	19,050	1.05%	20,537	1.46%
Residential bare land and acquisition & development	8,852	0.49%	7,268	0.52%

Total construction real estate loans	172,968	9.56%	108,368	7.71%

Total real estate loans	1,170,590	64.72%	894,105	63.59%
Commercial loans	630,091	34.84%	501,976	35.70%
Consumer loans	3,201	0.18%	3,351	0.24%
Other loans	4,764	0.26%	6,580	0.47%

Gross loans	1,808,646	100.00%	1,406,012	100.00%
Deferred loan origination fees	(1,910)		(1,530)

	1,806,736		1,404,482
Allowance for loan losses	(20,531)		(17,301)

Total loans, net of allowance for loan losses and net deferred fees	$1,786,205		$1,387,181

At September 30, 2016, outstanding loans to dental professionals totaled $370,135 and represented 20.46% of total outstanding loan principal balances compared to dental professional loans of $340,162 or 24.19% of total outstanding loan principal balance at December 31, 2015. Additional information about the Company’s dental portfolio can be found in Note 5. There are no other industry concentrations in excess of 10% of the total loan portfolio. However, as of September 30, 2016, 64.72% of the Company’s loan portfolio was collateralized by real estate and is, therefore, susceptible to changes in local market conditions. While appropriate action is taken to manage identified concentration risks, management believes that the loan portfolio is well diversified by geographic location and among industry groups.

Purchased Credit Impaired Loans

The following table represents the contractually required principal balance of purchased credit impaired loans and the carrying balance at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Contractually required principal payments for purchase credit impaired loans	$27,668	$11,528
Accretable yield	(1,696)	(1,070)
Nonaccretable yield	(919)	(378)

Balance of purchased credit impaired loans	$25,053	$10,080

The following tables summarize the changes in the accretable yield for purchased credit impaired loans for the periods ended September 30, 2016 and 2015:

	Three months ended September 30,
	2016				2015
	Century	Capital Pacific	Foundation	Total	Century	Capital Pacific	Total
Balance, beginning of period	$—	$860	$—	$860	$96	$1,364	$1,460
Additions	—	—	908	908	—	—	—
Accretion to interest income	—	(49)	(22)	(71)	(28)	(114)	(142)

Balance, end of period	$—	$811	$886	$1,697	$68	$1,250	$1,318

	Nine months ended September 30,
	2016				2015
	Century	Capital Pacific	Foundation	Total	Century	Capital Pacific	Total
Balance, beginning of period	$39	$1,031	$—	$1,070	$151	$—	$151
Additions	—	—	908	908	—	1,569	1,569
Accretion to interest income	(39)	(220)	(22)	(281)	(83)	(319)	(402)

Balance, end of period	$—	$811	$886	$1,697	$68	$1,250	$1,318

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

The adequacy of the allowance for loan losses and the reserve for unfunded commitments is determined using a consistent, systematic methodology and is monitored regularly based on management’s evaluation of numerous factors. For each portfolio segment, these factors include:

•	The quality of the current loan portfolio,

•	The trend in the migration of the loan portfolio’s risk ratings,

•	The velocity of migration of losses and potential losses,

•	Current economic conditions,

•	Loan concentrations,

•	Loan growth rates,

•	Past-due and nonperforming trends,

•	Evaluation of specific loss estimates for all significant problem loans,

•	Recovery experience, and

•	Peer comparison loss rates.

A summary of the activity in the allowance for loan losses by major loan classification follows:

	For the three months ended September 30, 2016
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$7,391	$9,137	$1,341	$46	$1,212	$19,127
Charge-offs	(43)	—	—	(1)	—	(44)
Recoveries	57	9	1	1	—	68
Provision (reclassification)	896	339	312	(4)	(163)	1,380

Ending balance	$8,301	$9,485	$1,654	$42	$1,049	$20,531

	For the nine months ended September 30, 2016
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$6,349	$8,297	$1,258	$46	$1,351	$17,301
Charge-offs	(708)	—	—	(4)	—	(712)
Recoveries	159	44	162	2	—	367
Provision (reclassification)	2,501	1,144	234	(2)	(302)	3,575

Ending balance	$8,301	$9,485	$1,654	$42	$1,049	$20,531

At September 30, 2016, the allowance for loan losses on dental loans was $4,798, compared to $4,022 at December 31, 2015. See Note 5 for additional information on the dental loan portfolio.

The following table presents the allowance and recorded investment in loans by major loan classification at September 30, 2016 and December 31, 2015:

	Balances as of September 30, 2016
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$7,567	$9,481	$1,654	$42	$1,049	$19,793
Ending allowance: individually evaluated for impairment	734	4	—	—	—	738
Ending allowance: loans acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance	$8,301	$9,485	$1,654	$42	$1,049	$20,531

Ending loan balance: collectively evaluated for impairment	$620,997	$978,030	$170,816	$3,201	$—	$1,773,044
Ending loan balance: individually evaluated for impairment	4,463	3,934	2,152		—	10,549
Ending loan balance: loans acquired with deteriorated credit quality	9,395	15,658	—	—	—	25,053

Total ending loan balance	$634,855	$997,622	$172,968	$3,201	$—	$1,808,646

	Balances as of December 31, 2015
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$6,303	$8,267	$1,159	$46	$1,351	$17,126
Ending allowance: individually evaluated for impairment	46	30	99	—	—	175
Ending allowance: loans acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance	$6,349	$8,297	$1,258	$46	$1,351	$17,301

Ending loan balance: collectively evaluated for impairment	$504,261	$771,543	$107,977	$3,351	$—	$1,387,132
Ending loan balance: individually evaluated for impairment	2,627	5,782	391	—	—	8,800
Ending loan balance: loans acquired with deteriorated credit quality	1,668	8,412	—	—	—	10,080

Total ending loan balance	$508,556	$785,737	$108,368	$3,351	$—	$1,406,012

The September 30, 2016, ending allowance includes $738 in specific allowance for $10,549 of impaired loans ($9,551 net of government guarantees). At December 31, 2015, the Company had $8,800 of impaired loans ($7,527 net of government guarantees) with a specific allowance of $175 assigned.

Management believes that the allowance for loan losses was adequate as of September 30, 2016. However, future loan losses may exceed the levels provided for in the allowance for loan losses and could possibly result in additional charges to the provision for loan losses.

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

The following tables present the Company’s loan portfolio information by loan type and credit grade at September 30, 2016 and December 31, 2015:

Credit Quality Indicators

As of September 30, 2016

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$79,126	$—	$—	$—	$79,126
Residential 1-4 family	57,629	—	3,869	—	61,498
Owner-occupied commercial	413,835	—	12,044	—	425,879
Nonowner-occupied commercial	424,397	—	6,722	—	431,119

Total real estate loans	974,987	—	22,635	—	997,622
Construction
Multi-family residential	24,567	—	—	—	24,567
Residential 1-4 family	42,130	—	—	—	42,130
Commercial real estate	78,369	—	—	—	78,369
Commercial bare land and acquisition & development	19,050	—	—	—	19,050
Residential bare land and acquisition & development	6,630	—	2,222	—	8,852

Total construction loans	170,746	—	2,222	—	172,968
Commercial and other	613,144		20,050	1,661	634,855

Consumer	3,201	—	—	—	3,201

Totals	$1,762,078	$—	$44,907	$1,661	$1,808,646

Percentage of portfolio	97.43%	0.00%	2.48%	0.09%	100.00%

Credit Quality Indicators
As of December 31, 2015
	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$66,208	$—	$237	$—	$66,445
Residential 1-4 family	49,077	—	4,699	—	53,776
Owner-occupied commercial	353,249	—	11,493	—	364,742
Nonowner-occupied commercial	296,528	—	4,246	—	300,774

Total real estate loans	765,062	—	20,675	—	785,737
Construction
Multi-family residential	7,027	—	—	—	7,027
Residential 1-4 family	30,803	—	53	—	30,856
Commercial real estate	42,580	—	100	—	42,680
Commercial bare land and acquisition & development	20,265	—	272	—	20,537
Residential bare land and acquisition & development	4,969	—	2,299	—	7,268

Total construction loans	105,644	—	2,724	—	108,368
Commercial and other	494,267	—	14,289	—	508,556

Consumer	3,350	—	1	—	3,351

Totals	$1,368,323	$—	$37,689	$—	$1,406,012

Percentage of portfolio	97.32%	0.00%	2.68%	0.00%	100.00%

At September 30, 2016 and December 31, 2015, the Company had $3,370, and $360, respectively, in unfunded commitments on its classified loans, which amounts are included in the calculation of our classified asset ratio.

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

The following tables present an aging analysis of past due and nonaccrual loans at September 30, 2016 and December 31, 2015:

Age Analysis of Loans Receivable

As of September 30, 2016

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$79,126	$79,126
Residential 1-4 family	23	—	—	162	185	58,634	58,819
Owner-occupied commercial	—	—	—	—	—	416,118	416,118
Nonowner-occupied commercial	—	—	—	663	663	427,238	427,901

Total real estate loans	23	—	—	825	848	981,116	981,964

Construction
Multi-family residential	—	—	—	—	—	24,567	24,567
Residential 1-4 family	—	—	—	—	—	42,130	42,130
Commercial real estate	—	—	—	—	—	78,369	78,369
Commercial bare land and acquisition & development	—	—	—	—	—	19,050	19,050
Residential bare land and acquisition & development	—	—	—	—	—	8,852	8,852

Total construction loans	—	—	—	—	—	172,968	172,968

Commercial and other	149	—	—	2,847	2,996	622,464	625,460

Consumer	—	—	—	—	—	3,201	3,201

Total	$172	$—	$—	$3,672	$3,844	$1,779,749	$1,783,593

Percentage of portfolio	0.01%	0.00%	0.00%	0.21%	0.22%	99.78%	100.00%

Age Analysis of Loans Receivable

As of December 31, 2015

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$66,445	$66,445
Residential 1-4 family	—	—	—	374	374	51,578	51,952
Owner-occupied commercial	—	—	—	—	—	359,065	359,065
Nonowner-occupied commercial	—	—	—	750	750	299,486	300,236

Total real estate loans	—	—	—	1,124	1,124	776,574	777,698

Construction
Multi-family residential	—	—	—	—	—	7,027	7,027
Residential 1-4 family	480	—	—	53	533	30,323	30,856
Commercial real estate	—	—	—	—	—	42,580	42,580
Commercial bare land and acquisition & development	—	—	—	—	—	20,265	20,265
Residential bare land and acquisition & development	—	—	—	—	—	7,268	7,268

Total construction loans	480	—	—	53	533	107,463	107,996

Commercial and other	—	—	—	1,495	1,495	505,392	506,887

Consumer	1	3	—	—	4	3,347	3,351

Total	$481	$3	$—	$2,672	$3,156	$1,392,776	$1,395,932

Percentage of portfolio	0.03%	0.00%	0.00%	0.19%	0.23%	99.77%	100.00%

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

The following tables display an analysis of the Company’s impaired loans at September 30, 2016, and December 31, 2015:

Impaired Loan Analysis

As of September 30, 2016

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Total Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation
Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	461	303	764	785	606	3
Owner-occupied commercial	104	874	978	978	1,192	1
Nonowner-occupied commercial	2,192	—	2,192	2,254	2,249	—

Total real estate loans	2,757	1,177	3,934	4,017	4,047	4

Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	50	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	2,152	—	2,152	2,151	1,764	—

Total construction loans	2,152	—	2,152	2,151	1,814	—

Commercial and other	2,305	2,158	4,463	4,834	3,215	734

Consumer	—	—	—	—	—	—

Total impaired loans	$7,214	$3,335	$10,549	$11,002	$9,076	$738

Impaired Loan Analysis

As of December 31, 2015

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Total Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation
Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	374	308	682	911	766	5
Owner-occupied commercial	2,788	—	2,788	2,788	1,177	—
Nonowner-occupied commercial	2,287	25	2,312	2,374	2,395	25

Total real estate loans	5,449	333	5,782	6,073	4,338	30

Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	53	—	53	72	32	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	—	338	338	338	347	99

Total construction loans	53	338	391	410	379	99

Commercial and other	2,091	536	2,627	3,018	2,404	46

Consumer	—	—	—	—	—	—

Total impaired loans	$7,593	$1,207	$8,800	$9,501	$7,121	$175

The impaired balances reported above are not adjusted for government guarantees of $998, and $1,273 at September 30, 2016 and December 31, 2015, respectively. The recorded investment in impaired loans, net of government guarantees, totaled $9,551 and $7,527 at September 30, 2016, and December 31, 2015, respectively.

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

The following table displays the Company’s TDRs by class at September 30, 2016 and December 31, 2015:

	Troubled Debt Restructurings as of
	September 30, 2016		December 31, 2015
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
Real estate
Multifamily residential	—	$—	—	$—
Residential 1-4 family	4	764	6	682
Owner-occupied commercial	3	1,421	3	2,788
Non owner-occupied commercial	6	2,192	7	2,312

Total real estate loans	13	4,377	16	5,782

Construction
Multifamily residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	2	1,827	—	—

Total construction loans	2	1,827	—	—

Commercial and other	14	2,883	11	2,170

Consumer	—	—	—	—

Total	29	$9,087	27	$7,952

The recorded investment in TDRs on nonaccrual status totaled $2,228, and $1,807 at September 30, 2016 and December 31, 2015, respectively. The Company’s policy is that loans placed on nonaccrual will typically remain on nonaccrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain. The Company’s policy generally refers to a minimum of six months of payment performance as sufficient to warrant a return to accrual status.

For the nine months ended September 30, 2016, the Company restructured 9 loans into TDRs for which impairment was previously measured under the Company’s general loan loss allowance methodology.

The types of modifications offered can generally be described in the following categories:

•	Rate Modification - A modification in which the interest rate is modified.
•	Term Modification - A modification in which the maturity date, timing of payments, or frequency of payments is changed.
•	Interest-only Modification - A modification in which the loan is converted to interest-only payments for a period of time.
•	Combination Modification - Any other type of modification, including the use of multiple types of modifications.

Below is a table of the newly restructured loans identified in the nine months ended September 30, 2016.

	Troubled Debt Restructurings Identified During
	the nine months ended September 30, 2016
	Rate Modification	Term Modification	Interest-only Modification	Combination Modification

Real estate
Multi-family residential	$—	$—	$—	$—
Residential 1-4 family	—	—	—	299
Owner-occupied commercial	—	—	444	—
Nonowner-occupied commercial	—	—	—	—

Total real estate loans	—	—	444	299

Construction
Multi-family residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	1,827

Total construction loans	—	—	—	1,827

Commercial and other	—	—	363	673

Consumer	—	—	—	—

Total	$—	$—	$807	$2,799

Subsequent to a loan being classified as a TDR, a borrower may become unwilling or unable to abide by the terms of the modified agreement. In such cases of default, the Company takes appropriate action to recover principal and interest payments including the use of foreclosure proceedings. The following table represents loans receivable modified as TDRs that subsequently defaulted within the first twelve months of restructure during the period.

Troubled Debt Restructurings
that Subsequently Defaulted During
the nine months ended September 30,
	2016		2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate
Multi-family residential	—	$—	—	$—
Residential 1-4 family	—	—	—	—
Owner-occupied commercial	1	444	—	—
Nonowner-occupied commercial	—	—	—	—

Total real estate loans	1	444	—	—

Construction
Multi-family residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—

Commercial and other	—	—	—	—

Consumer	—	—	—	—

Total	$1	$444	$—	$—

No TDRs subsequently defaulted during the three months ended September 30, 2016 and 2015.

At September 30, 2016 and December 31, 2015, the Company had no commitments to lend additional funds on loans restructured as TDRs.

NOTE 5 – DENTAL LOAN PORTFOLIO

Dental lending is not operated as a business segment, and dental loans are made in the normal course of commercial lending activities throughout the Company. However, to assist in understanding the concentrations and risks associated with the Company’s loan portfolio, the following Note has been included to provide additional information relating to the Company’s dental loan portfolio. At September 30, 2016 and December 31, 2015, loans to dental professionals totaled $370,135, and $340,162, respectively, and represented 20.46%, and 24.19% in principal amount of total outstanding loans, respectively. As of September 30, 2016 and December 31, 2015, dental loans were supported by government guarantees totaling $6,852 and $9,027, respectively. These guarantees represented 1.85%, and 2.65% in principal amount of the outstanding dental loan balances as of such respective dates. The Company defines a “dental loan” as a loan to dental professionals for the purpose of practice expansion, acquisition or other purpose supported by the cash flows of a dental practice.

Loan Classification

Major classifications of dental loans at September 30, 2016 and December 31, 2015, were as follows:

	September 30, 2016	December 31, 2015
Real estate secured loans:
Owner-occupied commercial	$59,323	$56,145
Other dental real estate loans	893	2,198

Total permanent real estate loans	60,216	58,343

Dental construction loans	3,149	4,334

Total real estate loans	63,365	62,677

Commercial loans	306,770	277,485

Gross loans	$370,135	$340,162

Market Area

The Bank’s principal “market area” is within the States of Oregon and Washington west of the Cascade Mountain Range. This area is serviced by branch locations in Eugene, Portland and Puget Sound. The Company also makes national dental loans throughout the United States, and currently has dental loans in 43 states. National loan relationships are maintained and serviced by Bank personnel primarily located in Portland.

The following table summarizes the Company’s dental lending by borrower location:

	September 30, 2016	December 31, 2015
Local	$150,898	$145,817
National	219,237	194,345

Total	$370,135	$340,162

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$4,151	$4,080	$4,022	$4,141
Reclassification	601	189	704	158
Charge-offs	(9)	(36)	(9)	(78)
Recoveries	55	9	81	21

Balance, end of period	$4,798	$4,242	$4,798	$4,242

Credit Quality

Please refer to Note 4 for additional information on the definitions of the credit quality indicators.

The following tables present the Company’s dental loan portfolio by market and credit grade at September 30, 2016 and December 31, 2015:

As of September 30, 2016

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Local	$148,834	$—	$2,064	$—	$150,898
National	216,464	—	1,112	1,661	219,237

Total	$365,298	$—	$3,176	$1,661	$370,135

As of December 31, 2015

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Local	$143,541	$—	$2,276	$—	$145,817
National	191,574	—	2,771	—	194,345

Total	$335,115	$—	$5,047	$—	$340,162

Past Due and Nonaccrual Loans

Please refer to Note 4 for additional information on the definitions of “past due.”

The following tables present an aged analysis of the dental loan portfolio by market, including nonaccrual loans, as of September 30, 2016 and December 31, 2015:

As of September 30, 2016

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Local	$—	$—	$—	$465	$465	$150,433	$150,898
National	—	—	—	1,661	1,661	217,576	219,237

Total	$—	$—	$—	$2,126	$2,126	$368,009	$370,135

As of December 31, 2015
	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Local	$—	$—	$—	$513	$513	$145,304	$145,817
National	—	—	—	—	—	194,345	194,345

Total	$—	$—	$—	$513	$513	$339,649	$340,162

NOTE 6 – FEDERAL FUNDS AND OVERNIGHT FUNDS PURCHASED

The Company had unsecured federal funds borrowing lines with various correspondent banks totaling $129,000 at both September 30, 2016 and December 31, 2015. The terms of the lines are subject to change with interest payable at the then stated rate. At September 30, 2016 and December 31, 2015, there were no borrowings outstanding on these lines.

The Company also had a secured overnight borrowing line available from the Federal Reserve Bank that totaled $81,915 and $76,912 at September 30, 2016 and December 31, 2015, respectively. The Federal Reserve Bank borrowing line is secured through the pledging of $144,242 and $140,801 at September 30, 2016 and December 31, 2015, respectively, of commercial loans under the Company’s Borrower-In-Custody program. At September 30, 2016 and December 31, 2015, there were no outstanding borrowings on this line. The terms of the lines are subject to change with interest payable at the then stated rate.

NOTE 7 – FEDERAL HOME LOAN BANK BORROWINGS

The Company has a borrowing limit with the Federal Home Loan Bank of Des Moines (“FHLB”) equal to 35% of total assets, subject to the value of discounted collateral pledged and stock holdings.

At September 30, 2016, the maximum borrowing line was $888,671; however, the FHLB borrowing line was limited by the discounted value of collateral pledged. At September 30, 2016, the Company had pledged $827,300 in real estate loans to the FHLB that had a discounted collateral value of $602,715. There was $45,500 borrowed on this line at September 30, 2016.

At December 31, 2015, the maximum borrowing line was $657,086; however, the FHLB borrowing line was limited by the discounted value of collateral pledged. At December 31, 2015, the Company had pledged $666,297 in real estate loans to the FHLB that had a discounted collateral value of $414,044. There was $77,500 borrowed on this line at December 31, 2015.

Below is a summary of outstanding FHLB borrowings by maturity.

	Current Rates	September 30, 2016
Cash management advance	NA	$15,000
2016	0.57-1.86%	22,500
2017	2.28%	3,000
2018	1.55%	3,000
2019	—	—
2020	—	—
Thereafter	3.85%	2,000

		$45,500

NOTE 8 – BORROWED FUNDS

Subordinated Debentures

In June 2016, the Company issued $35,000 in aggregate principal amount of fixed-to-floating rate subordinated debentures (the “Notes”) in a public offering. The Notes are callable at par after five years, have a stated maturity of September 30, 2026 and bear interest at a fixed annual rate of 5.875% per year, from and including June 27, 2016, but excluding September 30, 2021. From and including September 30, 2021 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 471.5 basis points.

The Notes are included in Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

Junior Subordinated Debentures

In November 2005, the Company completed the private placement of $8,000 in aggregate liquidation amount of trust preferred securities (the “TPS”), through its subsidiary, Pacific Continental Capital Trust I. The interest rate on the TPS was 6.265% until January 2011, after which it was converted to a floating rate of three-month LIBOR plus 135 basis points. The TPS mature in 2035, but are callable by the Company at par any time after January 7, 2011. The Company issued $8,248 of junior subordinated debentures (the “Debentures”) to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. In accordance with current accounting guidance, the trust is not consolidated in the Company’s financial statements, but rather the Foundation Debentures are shown as a liability. The interest rate on the Debentures was 6.265% until January 2011, after which it was converted to a floating rate of three-month LIBOR plus 135 basis points. The Debentures have the same prepayment provisions as the TPS.

On September 6, 2016, the Company completed the acquisition of Foundation Bancorp. At that time, the Company assumed ownership of Foundation Statutory Trust I, which had previously issued $6,000 in aggregate liquidation amount of trust preferred securities. The interest rate on the these trust preferred securities is a floating rate of three-month LIBOR plus 173 basis points. The Company also acquired $6,148 of junior subordinated debentures (the “Foundation Debentures”) to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. In accordance with current accounting guidance, the trust is not consolidated in the Company’s financial statements, but rather the Foundation Debentures are shown as a liability, and acquired at an acquisition date fair value of $3,013.

The Debentures and the Foundation Debentures are included in the Company’s Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

NOTE 9 – SHARE-BASED COMPENSATION

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

The following table identifies the compensation expense recorded and tax benefits received by the Company on its share-based compensation plans for the three and nine months ended September 30, 2016, and 2015:

	Three months ended September 30,
	2016		2015
	Compensation Expense	Tax Benefit	Compensation Expense/ (Income)	Tax Benefit (Expense)
Equity-based awards:
Employee RSUs	$397	$151	$372	$141
Liability-based awards:
Employee cash SARs	—	—	(100)	(38)

	$397	$151	$272	$103

	Nine months ended September 30,
	2016		2015
	Compensation Expense	Tax Benefit	Compensation Expense/ (Income)	Tax Benefit (Expense)
Equity-based awards:
Director restricted stock	$240	$91	$248	$94
Employee RSUs	1,187	451	1,080	410
Liability-based awards:
Employee cash SARs	—	—	(150)	(57)

	$1,427	$542	$1,178	$447

The following table identifies stock options, employee stock SARs, and employee cash SARs exercised during the three and nine months ended September 30, 2016 and 2015:

	Three months ended
	September 30, 2016
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	30,074	$16.54	$9	9,832	NA
Employee stock SARs	41,237	$15.83	$5	1,768	NA
Employee cash SARs	27,521	$15.95	NA	NA	$45

	98,832		$14	11,600	$45

	Nine months ended
	September 30, 2016
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	65,034	$13.86	$117	44,792	NA
Employee stock SARs	79,806	$14.54	$26	6,634	NA
Employee cash SARs	47,644	$15.11	NA	NA	$73

	192,484		$143	51,426	$73

	Three months ended
	September 30, 2015
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	—	$—	$—	—	NA
Employee stock SARs	2,204	$11.61	$2	171	NA
Employee cash SARs	1,271	$12.07	NA	NA	$1

	3,475		2	171	1

	Nine months ended
	September 30, 2015
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	1,102	$12.25	$2	1,102	NA
Employee stock SARs	3,417	$11.57	$4	265	NA
Employee cash SARs	1,479	$12.07	NA	NA	$1

	5,998		6	1,367	1

At September 30, 2016, the Company had estimated unrecognized compensation expense of approximately $3,811 for unvested RSUs. This amount is based on a historical forfeiture rate of 13.00% for all RSUs granted to employees. The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested RSUs was approximately 2.75 years as of September 30, 2016.

NOTE 10 – DERIVATIVE INSTRUMENTS

The Bank purchases derivative instruments as a way to help mitigate interest rate risk. During the first quarter 2013, the Company entered into an interest rate swap agreement with an $8,000 notional amount to convert its variable-rate Debentures debt into a fixed rate for a term of seven years at a rate of 2.73%. The derivative is designated as a cash flow hedge. The cash flow hedge meets the definition of highly effective and the Company expects the hedge to be highly effective throughout the remaining term of the swap. The fair value of the derivative instrument at September 30, 2016, was an $82 unrealized loss, which is recorded in accrued interest and other payables on the consolidated balance sheet. The Company pledged $400 under collateral arrangements to satisfy collateral requirements associated with the interest rate swap contract.

The Bank maintains two interest rate swaps with commercial banking customers tied to loans on the consolidated balance sheet. Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of September 30, 2016 and December 31, 2015, the Bank had non-hedge designated interest rate swaps with an aggregate notional amount of approximately $8,600 and $8,774, respectively, related to this program. The Bank does not require separately pledged collateral to secure its interest rate swaps with customers. However, it does make a practice of cross-collateralizing the interest rate swaps with collateral on the underlying loan. The Bank has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral totaling $250 consisting of cash held on deposit for the benefit of the counterparty against its obligations under these agreements as of September 30, 2016 and December 31, 2015.

The Bank entered into a swap with a third party to serve as a hedge to an equal amount of fixed rate loans. As of September 30, 2016 and December 31, 2015, the Bank had one swap designated a hedging instrument with a notional amount of $1,500 and $1,525 respective, hedging a 10-year fixed rate note bearing interest at 5.71% and maturing August 2023. The notional amount does not represent direct credit exposure. Direct credit exposure is limited to the net difference between the calculated amount to be received and paid. As the Bank has designated the swap a fair value hedge, the underlying hedged loan is carried at fair value on the consolidated balance sheet and included in loans, net of deferred fees.

During third quarter 2016, the Bank entered into forward-starting interest rate swaps, to convert certain existing and future short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of rising interest rates, specifically LIBOR rates, which are a benchmark for the short term borrowings. The hedging program qualifies as a cash flow hedge under FASB ASC 815, which provides for matching of the recognition of gains and losses of the interest rate swaps and the hedged items. The hedged item is the LIBOR portion of the series of existing or future short-term fixed rate borrowings over the term of the interest rate swap. The change in the fair value of the interest rate swaps is recorded in other comprehensive income. The Bank had notional amounts of $26,500 subject to interest rate swaps to hedge anticipated future borrowings as of September 30, 2016. The unrealized loss, gross of the related tax benefit, on these interest rate swaps as of September 30, 2016 was $475. The Company pledged cash totaling $1,250 under collateral arrangements to satisfy collateral requirements associated with the interest rate swap contract.

The following tables present quantitative information pertaining to the commercial loan related interest rate swaps as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Hedge- Designated	Not-Hedge- Designated	Hedge- Designated	Not-Hedge- Designated
Notional amount	$1,500	$8,600	$1,525	$8,774
Weighted average pay rate	5.71%	4.85%	5.71%	4.85%
Weighted average receive rate	3.52%	3.61%	3.20%	3.28%
Weighted average maturity in years	6.9	5.7	7.6	6.5

The following table presents the fair values of derivative instruments and their locations in the consolidated balance sheets as of September 30, 2016 and December 31, 2015:

		Asset Derivatives		Liability Derivatives
Derivative	Balance sheet location	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Cash flow hedge—trust preferred	Other assets or other payables	$—	$82	$82	$—
Cash flow hedge—long term borrowing	Other assets or other payables	—	—	780	—
Interest rate swap designated as hedging instrument	Other assets or other payables	114	66	147	93
Interest rate swap not designated as hedging instrument	Other assets or other payables	162	24	162	24

		$276	$172	$1,171	$117

The following table presents the income statement impact of the derivative instruments for the three and nine months ended September 30, 2016 and 2015:

		Three months ended		Nine months ended
	Income statement location	September 30,		September 30,
Derivative		2016	2015	2016	2015
Interest rate swap designated as hedging instrument	Other noninterest income	$(2)	$(10)	$(6)	$(9)

		$(2)	$(10)	$(6)	$(9)

NOTE 11 – FAIR VALUE

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

The estimated fair values of the financial instruments at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$107,173	$107,173	$36,675	$36,675
Securities available-for-sale	482,408	482,408	366,598	366,598
Loans, net of deferred fees	1,806,736	1,796,152	1,404,482	1,389,562
Interest receivable	5,957	5,957	5,721	5,721
Federal Home Loan Bank stock	4,643	4,643	5,208	5,208
Bank-owned life insurance	34,927	34,927	22,884	22,884
Interest rate swaps	275	275	172	172

Financial liabilities:
Deposits	$2,162,633	$2,162,127	$1,597,093	$1,597,280
Federal Home Loan Bank borrowings	45,500	45,613	77,500	77,651
Subordinated debenture	34,072	34,072	—	—
Junior subordinated debentures	11,272	6,706	8,248	2,741
Interest payable	711	711	138	138
Interest rate swaps	1,171	1,171	117	117

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

The following table presents information about the level in the fair value hierarchy for the Company’s assets and liabilities not measured and carried at fair value as of September 30, 2016 and December 31, 2015:

	Carrying Amount	Fair Value at September 30, 2016
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$107,173	$107,173	$—	$—
Loans, net of deferred fees	1,806,736	—	—	1,796,152
Interest receivable	5,957	5,957	—	—
Federal Home Loan Bank stock	4,643	4,643	—	—
Interest rate swaps	275	275	—	—

Financial liabilities:
Deposits	$2,162,633	$1,983,492	$178,635	$—
Federal Home Loan Bank borrowings	45,500	—	45,613	—
Subordinated debentures	34,072	—	34,072	—
Junior subordinated debentures	11,272	—	6,706	—
Interest payable	711	711	—	—
Interest rate swaps	1,171	1,171	—	—

	Carrying Amount	Fair Value at December 31, 2015
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$36,675	$36,675	$—	$—
Loans	1,404,482	—	—	1,389,562
Interest receivable	5,721	5,721	—	—
Federal Home Loan Bank stock	5,208	5,208	—	—
Interest rate swaps	172	172	—	—

Financial liabilities:
Deposits	$1,597,093	$1,458,490	$138,790	$—
Federal Home Loan Bank borrowings	77,500	—	77,651	—
Junior subordinated debentures	8,248	—	2,741	—
Accrued interest payable	138	138	—	—
Interest rate swaps	117	117	—	—

The tables below show assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	Carrying Value	Fair Value at September 30, 2016
		Level 1	Level 2	Level 3

Financial Assets
Available-for-sale securities
Obligations of U.S. government agencies	$26,552	$—	$26,552	$—
Obligations of states and political subdivisions	115,509	—	115,509	—
Agency mortgage-backed securities	292,735	—	292,735	—
Private-label mortgage-backed securities	2,110	—	656	1,454
SBA pools	44,616	—	44,616	—
Corporate securities	886	—	886	—
Interest rate swaps	275	275	—	—

Total assets measured on a recurring basis	$482,683	$275	$480,954	$1,454

Financial Liabilities

Interest rate swap liabilities measured on a recurring basis	$1,171	$1,171	$—	$—

	Carrying Value	Fair Value at December 31, 2015
		Level 1	Level 2	Level 3

Available-for-sale securities
Obligations of U.S. government agencies	$44,623	$—	$44,623	$—
Obligations of states and political subdivisions	97,151	—	97,151	—
Agency mortgage-backed securities	185,370	—	185,370	—
Private-label mortgage-backed securities	2,790	—	1,204	1,586
SBA pools	35,771	—	35,771	—
Corporate securities	893	—	893	—
Interest rate swaps	172	172	—	—

Total assets measured on a recurring basis	$366,770	$172	$365,012	$1,586

Financial Liabilities

Interest rate swap liabilities measured on a recurring basis	$117	$117	$—	$—

No transfers to or from Levels 1 and 2 occurred on assets and liabilities measured at fair value on a recurring basis during the nine months ended September 30, 2016, or during the year ended December 31, 2015.

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

The following table provides a reconciliation of private-label mortgage-backed securities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Beginning balance	$1,399	$1,782	$1,586	$1,568
Transfers into level 3	70	—	70	300
Transfers out of Level 3	—	—	—	—
Total gains or losses
Included in earnings	(2)	—	(14)	(13)
Included in other comprehensive income	64	(2)	45	65
Paydowns	(77)	(85)	(233)	(225)
Purchases, issuances, sales and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	—	—

Ending balance	$1,454	$1,695	$1,454	$1,695

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

There have been no significant changes in the valuation techniques during the periods reported.

The tables below show assets measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015:

	Carrying Value	Fair Value
September 30, 2016		Level 1	Level 2	Level 3

Other real estate owned	9,966	—	—	9,966

Total	$9,966	$—	$—	$9,966

	Carrying Value	Fair Value
December 31, 2015		Level 1	Level 2	Level 3

Loans measured for impairment (net of government guarantees and specific reserves)	$53	$—	$—	$53
Other real estate owned	10,147	—	—	10,147

Total	$10,200	$—	$—	$10,200

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

NOTE 12 – REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total capital, Tier 1 capital, common equity Tier 1 to risk-weighted assets and, Tier 1 capital to leverage assets. Management believes that, as of September 30, 2016, the Company and the Bank met all capital adequacy requirements to which they were subject.

As of September 30, 2016, and according to Federal Reserve and FDIC guidelines, the Bank was considered to be well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total capital, Tier 1 capital, common equity Tier 1 to risk-weighted assets and, Tier 1 capital to leverage assets ratios as set forth in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2016:
Total capital (to risk weighted assets)
Bank:	$256,454	11.90%	$172,432	8.00%	$215,540	10.00%
Company:	$270,622	12.55%	NA		NA
Tier 1 capital (to risk weighted assets)
Bank:	$235,375	10.92%	$129,324	6.00%	$172,432	8.00%
Company:	$215,471	9.99%	NA		NA
Common Equity Tier 1 (to risk weighted assets)
Bank:	$235,375	10.92%	$96,993	4.50%	$140,101	6.50%
Company:	$203,359	9.43%	NA		NA
Tier 1 capital (to leverage assets)
Bank:	$235,375	11.26%	$83,578	4.00%	$107,770	5.00%
Company:	$215,471	10.33%	NA		NA

As of December 31, 2015:
Total capital (to risk weighted assets)
Bank:	$200,236	12.52%	$127,990	8.00%	$159,988	10.00%
Company:	$201,261	12.58%	NA		NA
Tier 1 capital (to risk weighted assets)
Bank:	$182,575	11.41%	$95,993	6.00%	$127,990	8.00%
Company:	$183,600	11.47%	NA		NA
Common Equity Tier 1 (to risk weighted assets)
Bank:	$182,575	11.41%	$71,995	4.50%	$103,992	6.50%
Company:	$175,600	10.97%	NA		NA
Tier 1 capital (to leverage assets)
Bank:	$182,575	9.88%	$73,939	4.00%	$92,422	5.00%
Company:	$183,600	9.93%	NA		NA

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

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding projected results, the expected interest rate environment and its impact on our business, loan yields and expected prepayments, the adequacy of the allowance for loan losses, net interest margin, expectations regarding nonperforming assets, loan growth, earning asset mix, expected cash flows from the securities portfolio and merger related expense, expectations regarding the Company’s securities portfolio, the structure and volatility of the securities portfolio and the purchase and sale of securities, their value and yields, growth in core deposits and cost, capital levels, liquidity and dividends, expectations regarding certain large depositor relationships and the expected loss of certain large temporary deposits, the outcome of legal proceedings, loan rates and expectations regarding the impact and compression of the net interest margin, the impact of recent accounting pronouncements, management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this report, and our other reports filed with the SEC:

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

Goodwill and Intangible Assets

At September 30, 2016, the Company had $70,684 in goodwill and other intangible assets. In accordance with financial accounting standards, assets with indefinite lives are periodically tested for impairment. Management performs an impairment analysis of its goodwill and intangible assets with indefinite lives at least annually and has determined that there was no impairment as of December 31, 2015, the date the most recent analysis was performed.

Share-based Compensation

In accordance with FASB ASC 718, “Stock Compensation,” we recognize expense in the income statement for the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of each grant is estimated as of the grant date using the Black-Scholes option-pricing model. Management assumptions utilized at the time of grant impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately, the expense that will be recognized over the expected service period. Additional information is included in Note 9 of the Notes to Consolidated Financial Statements in Item 1 of Part I of this report.

Fair Value Measurements

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820, “Fair Value Measurements,” establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. In general, fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities traded in active markets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Additional information regarding the Company’s fair value measurements can be found in Note 11 of the Notes to Consolidated Financial Statements in Item 1 of Part I of this report.

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

In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815); Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria (including those in paragraphs 815-20-35-14 through 35-18) continue to be met. ASU 2016-05 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No 2016-07, Investments – Equity Method and Joint Ventures (Topic 323); Simplifying the Transition to the Equity method of accounting. The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this Update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The core principle of the guidance in this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. ASU 2016-10 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payment. The main purpose of this update is to address the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements, but anticipates an immaterial impact.

Financial Highlights

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2016	2015	$ Change	2016	2015	$ Change
Net interest income	$20,771	$18,308	$2,463	$58,726	$50,977	$7,749
Noninteret income	1,919	1,714	205	5,477	4,618	859

Operating revenue (1)	22,690	20,022	2,668	64,203	55,595	8,608
Provision for loan losses	1,380	625	755	3,575	1,175	2,400
Noninterest expense	13,825	11,182	2,643	40,766	34,186	6,580
Provision for income taxes	2,634	2,890	(256)	6,946	7,012	(66)

Net income	$4,851	$5,325	$(474)	$12,916	$13,222	$(306)

Earnings per share
Basic	$0.24	$0.27	$(0.03)	$0.65	$0.69	$(0.04)
Diluted	$0.23	$0.27	$(0.04)	$0.64	$0.68	$(0.04)

Assets, period-end	$2,539,060	$1,878,283	$660,777
Gross loans, period-end	$1,808,646	$1,357,045	$451,601
Core deposits, period end (2)	$2,049,352	$1,465,547	$583,805
Deposits, period-end	$2,162,633	$1,524,954	$637,679

Return on average assets (3)	0.89%	1.14%		0.85%	1.01%
Return on average equity (3)	8.05%	9.91%		7.55%	8.60%
Return on average tangible equity (3) (4)	10.14%	12.42%		9.43%	10.62%

(1)	Operating revenue is defined as net interest income plus noninterest income.
(2)	Defined by the Company as demand, interest checking, money market, savings, and local nonpublic time deposits, including local nonpublic time deposits in excess of $100.
(3)	Amounts annualized.
(4)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions, see non-GAAP disclosure below.

On September 6, 2016, the Company completed the acquisition of Foundation Bank. Subsequent to the end of the reporting period, during October 2016, the Company successfully converted the Foundation Bank core systems to the Company’s core operating system. A summary of the assets and liabilities acquired through this transaction is provided in Note 2 of the Notes to Consolidated Financial Statements in Item 1 of Part I of this report.

The Company earned $4,851, or $0.23 per diluted share, in third quarter 2016, compared to $5,325, or $0.27 per diluted share, in third quarter 2015. Included in third quarter income was $1,767 of merger related expense associated with the acquisition, which lowered third quarter 2016 net income by $1,149, or approximately $0.06 per share.

The Company recognized provision for loan losses of $1,380 in the third quarter 2016, representing an increase of $755 over third quarter 2015. The Company also saw net interest income grow $2,463 to $20,771 in the third quarter 2016, up from $18,308 in the third quarter 2015. Income growth was primarily attributable to growth in the loan portfolio associated with the acquired loans and organic loan growth experienced during the quarter.

During the third quarter 2016, the Company continued to experience growth in outstanding loans. Outstanding loans at September 30, 2016, were $1,808,646, up $402,634 over December 31, 2015, outstanding loans. Included in the growth was $270,533 in net loans acquired through the Foundation Bank acquisition. Excluding the acquired loans, the Company grew organic loans $132,101 since the prior year end, representing an annualized growth rate of 12.55% and expansion in all core lending segments, including construction loans, real estate loans and commercial loans.

Outstanding core deposits at September 30, 2016, were $2,049,352, which represented growth of $515,410, since December 31, 2015. Included in the growth was $396,509 of deposits acquired through the Foundation Bank acquisition. Excluding acquired deposits, the Company experienced organic deposit growth of $118,901 since the prior year end, representing an annualized growth rate of 10.35%. Included in period end core deposits was a large temporary deposit of approximately $60,000, which was deposited toward the end of the quarter in conjunction with the sale of a client. The funds are temporary in nature and are expected to leave prior to the end of 2016.

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

	September 30,	June 30,	September 30,
	2016	2016	2015
Total shareholders’ equity	$276,471	$226,426	$216,676
Subtract:
Goodwill	(61,436)	(40,027)	(39,075)
Core deposit intangible assets	(9,248)	(3,657)	(4,027)

Tangible shareholders’ equity (non-GAAP)	$205,787	$182,742	$173,574

Book value per share	$12.23	$11.48	$11.06
Tangible book value per share (non-GAAP)	$9.10	$9.26	$8.86

Year-to-date return on average equity	7.55%	7.28%	8.60%
Year-to-date return on average tangible equity (non-GAAP)	9.43%	9.05%	10.62%

The Company presents a computation of core net interest margin and adjusted net interest income, which exclude prepayment penalties on loans, prepayment penalties on brokered deposits, and accretion of fair value marks, for third quarter 2016, second quarter 2016, and third quarter 2015. Core net interest margin and adjusted net interest income are considered non-GAAP financial measures and should be viewed in conjunction with the consolidated statement of income and average balance analysis of net interest income. The following table presents a reconciliation of net interest margin to core net interest margin.

Reconciliation of Adjusted Net Interest Income to Net Interest Income

	Three months ended
	September 30,	June 30,	September 30,
	2016	2016	2015
Tax equivalent net interest income (1)	$21,354	$19,665	$18,745
Subtract
Century Bank accretion	68	16	84
Capital Pacific Bank accretion	300	140	532
Foundation Bank accretion	509	—	—
Prepayment penalties on loans	276	166	33
Prepayment penalties on brokered deposits	—	—	(54)

Total adjustments	1,153	322	595

Adjusted net interest income (non-GAAP)	$20,201	$19,343	$18,150

Average earnings assets	$2,014,889	$1,852,130	$1,726,201

Net interest margin	4.22%	4.27%	4.31%
Core net interest margin (non-GAAP)	3.99%	4.20%	4.17%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of $582, $518, and $264 for the three months ended September 30, 2016, June 30, 2016, and September 30, 2015, respectively.

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

Net interest margin as a percentage of average earning assets for third quarter 2016 was 4.22%, representing reductions of 5 basis points and 9 basis points from second quarter 2016 and third quarter 2015, respectively. The linked-quarter margin contracted primarily due to the higher cost of interest bearing wholesale funding, reflecting the increased interest expense on the subordinated debentures issued at the end of June 2016. During third quarter 2016, accretion of loan fair value discounts and other items was $1,153 and added 23 basis points to the net interest margin, compared to loan fair value accretion and other nonrecurring items of $322 in second quarter 2016 that added 7 basis points to the net interest margin. The increase in accretion income is primarily attributable to the acquisition of Foundation Bank, which was completed on September 6, 2016.

The Company also saw a reduction in yields on the taxable portion of the loan portfolio, as new loans were being booked at rates below the current portfolio yield, which are expected to continue to place downward pressure on the net interest margin.

The decrease in the year-over-year net interest margin of 9 basis point was primarily due to a reduction in nonrecurring interest items, primarily accretion income booked on the acquired loan portfolios and the increase in interest expense on the Notes. Prior to issuance of the Notes in the second quarter, the core net interest margin, which removes the effect of fair value accretion and nonrecurring items, remained relatively stable due to a continued shift in earning asset mix as higher yielding loans represented a larger proportion of total earning assets versus the lower yielding securities portfolio. With the increase in the additional interest expense on the Notes, the core margin is expected to experience some margin compression in future quarters. Core net interest margin is considered to be a non-GAAP financial measure. See “Reconciliation of non-GAAP financial information” above.

The following table presents condensed balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates on interest-bearing liabilities, for the quarter ended September 30, 2016, compared to the quarter ended September 30, 2015:

Table I

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Three months ended September 30, 2016			Three months ended September 30, 2015
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$28,811	$40	0.55%	$12,793	$7	0.22%
Federal Home Loan Bank stock	6,975	46	2.62%	5,348	11	0.82%
Securities available-for-sale:
Taxable	346,658	1,949	2.24%	316,412	1,702	2.13%
Tax-exempt(1)	74,427	742	3.96%	72,026	754	4.15%
Loans, net of deferred fees and allowance(2)
Taxable	1,502,108	19,545	5.18%	1,286,716	16,920	5.22%
Tax-exempt(3)	55,910	923	6.57%	32,906	494	5.96%

Total interest-earning assets	2,014,889	23,245	4.59%	1,726,201	19,888	4.57%

Non earning assets
Cash and due from banks	28,300			22,395
Property and equipment	19,380			17,810
Goodwill and intangible assets	49,517			43,168
Interest receivable and other assets	51,901			49,844

Total nonearning assets	149,098			133,217

Total assets	$2,163,987			$1,859,418

Interest-bearing liabilities
Money market and NOW accounts	$825,800	$(553)	-0.27%	$794,266	$(508)	-0.25%
Savings deposits	75,344	(23)	-0.12%	61,309	(18)	-0.12%
Time deposits - core (4)	59,830	(59)	-0.39%	88,641	(80)	-0.36%

Total interest-bearing core deposits	960,974	(635)	-0.26%	944,216	(606)	-0.25%

Time deposits - noncore	107,753	(349)	-1.29%	62,481	(249)	-1.58%

Interest-bearing repurchase agreements	780	—	0.00%	—	—	0.00%
Federal funds purchased	909	(2)	-0.88%	2,392	(4)	-0.66%
FHLB borrowings	117,277	(286)	-0.97%	82,571	(227)	-1.09%
Subordinated debenture	34,079	(553)	-6.46%	—	—	0.00%
Junior subordinated debenture	9,034	(66)	-2.91%	8,248	(57)	-2.74%

Total interest-bearing wholesale funding	269,832	(1,256)	-1.85%	155,692	(537)	-1.37%

Total interest-bearing liabilities	1,230,806	(1,891)	-0.61%	1,099,908	(1,143)	-0.41%

Noninterest-bearing liabilities
Demand deposits	687,803			538,768
Interest payable and other	5,594			7,512

Total noninterest liabilities	693,397			546,280

Total liabilities	1,924,203			1,646,188
Shareholders’ equity	239,784			213,230

Total liabilities and shareholders’ equity	$2,163,987			$1,859,418

Net interest income		$21,354			$18,745

Net interest margin(1)		4.22%			4.31%

(1)	Tax-exempt securities income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $260 and $264 for the three months ended September 30, 2016, and September 30, 2015, respectively. Net interest margin was positively impacted by 5 and 6 basis points for the three months ended September 30, 2016, and September 30, 2015, respectively.
(2)	Interest income includes recognized loan origination fees of $340 and $231 for the three months ended September 30, 2016, and September 30, 2015, respectively.
(3)	Tax-exempt loan income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $323 and $173 for the three months ended September 30, 2016, and September 30, 2015, respectively. Net interest margin was positively impacted by 6 and 4 basis points for the three months ended September 30, 2016, and September 30, 2015, respectively.
(4)	Core deposits include demand, interest checking, money market, savings, and local time deposits, including local nonpublic time deposits in excess of $100.

Table I shows that earning asset yields in third quarter 2016 were 4.59%, down 2 basis points from the 4.57% recorded in third quarter 2015. The Bank experienced a decrease in yield on the taxable loan portfolio of 4 basis points when compared to the prior period. New loans continued to be booked at rates lower than the average portfolio rate, which continued to slowly reduce the overall portfolio yield; however, an increase in accretion income attributable to the acquired loan portfolios partially offseting that decline. The increase in the yield on the taxable portion of the securities portfolio reflected more recent purchases, which were longer in nature, resulting in an increase in yield.

The cost of interest-bearing liabilities increased by 20 basis points from 0.41% in third quarter 2015 compared to 0.61% in third quarter 2016. The increase in the cost of interest-bearing liabilities was primarily due to the issuance of the Debentures in the second quarter, which have a stated coupon rate of 5.875%. The rates paid on interest-bearing core deposits increased by 1 basis point, due to a change in the depositor composition of the core deposits.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended September 30, 2016, compared to the three months ended September 30, 2015.

Table II

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Three months ended September 30, 2016 compared to September 30, 2015 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$9	$24	$33
Federal Home Loan Bank stock	3	32	35
Securities available-for-sale:
Taxable	157	90	247
Tax-exempt(1)	23	(35)	(12)
Loans, net of deferred fees and allowance
Taxable	2,779	(154)	2,625
Tax-exempt(2)	342	86	428

Total interest-earning assets	3,313	43	3,356

Interest paid on:
Money market and NOW accounts	19	26	45
Savings deposits	4	1	5
Time deposits - core (3)	(26)	5	(21)

Total interest-bearing core deposits	(3)	32	29

Time deposits - noncore	179	(79)	100
Federal funds purchased	(2)	—	(2)
FHLB and FRB borrowings	95	(36)	59
Subordinated debenture	(2)	555	553
Junior subordinated debenture	5	4	9

Total interest-bearing wholesale funding	834	(115)	719

Total interest-bearing liabilities	831	(83)	748

Net interest income(1)	$2,482	$126	$2,608

(1)	Tax-exempt securities income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $260 and $264 for the three months ended September 30, 2016, and September 30, 2015, respectively. Net interest margin was positively impacted by 5 and 6 basis points for the three months ended September 30, 2016, and September 30, 2015, respectively.
(2)	Tax-exempt loan income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $323 and $173 for the three months ended September 30, 2016, and September 30, 2015, respectively. Net interest margin was positively impacted by 6 and 4 basis points for the three months ended September 30, 2016, and September 30, 2015, respectively.
(3)	Core deposits include demand, interest checking, money market, savings, and local time deposits, including local nonpublic time deposits in excess of $100.

The third quarter 2016 rate/volume analysis shows that net interest income increased by $2,608 over third quarter 2015. Interest income increased $3,356, while interest expense increased $748. The increase in interest income was primarily due to higher volumes, which generated an additional $3,313 in interest income, which was partially offset by a decline in interest income of $43 due to lower rates.

Table III

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$26,539	$104	0.52%	$12,916	$23	0.24%
Federal Home Loan Bank stock	6,016	94	2.09%	8,060	18	0.30%
Securities available-for-sale:
Taxable	322,679	5,456	2.26%	304,945	4,807	2.11%
Tax-exempt(1)	72,703	2,208	4.06%	73,057	2,294	4.20%
Loans, net of deferred fees and allowance(2)
Taxable	1,418,191	54,244	5.11%	1,191,869	47,250	5.30%
Tax-exempt(3)	50,831	2,411	6.34%	27,249	1,185	5.81%

Total interest earning assets	1,896,959	64,516	4.54%	1,618,096	55,577	4.59%

Non earning assets
Cash and due from banks	25,809			22,094
Property and equipment	18,970			17,823
Goodwill and intangible assets	45,641			39,217
Interest receivable and other assets	49,548			48,387

Total non earning assets	139,968			127,521

Total assets	$2,036,927			$1,745,617

Interest-bearing liabilities
Money market and NOW accounts	$820,173	$(1,615)	-0.26%	$731,198	$(1,440)	-0.26%
Savings deposits	70,843	(65)	-0.12%	58,816	(55)	-0.13%
Time deposits - core (4)	66,022	(182)	-0.37%	79,535	(235)	-0.40%

Total interest-bearing core deposits	957,038	(1,862)	-0.26%	869,549	(1,730)	-0.27%

Time deposits - non-core	80,092	(816)	-1.36%	72,903	(779)	-1.43%

Interest-bearing repurchase agreements	493	—	0.00%	—	—	0.00%
Federal funds purchased	872	(6)	-0.92%	1,839	(10)	-0.73%
FHLB borrowings	95,356	(758)	-1.06%	84,924	(694)	-1.09%
Subordinated debenture	11,940	(553)	-6.19%	—	—	0.00%
Junior subordinated debenture	8,512	(179)	-2.81%	8,248	(169)	-2.74%

Total interest-bearing wholesale funding	197,265	(2,312)	-1.57%	167,914	(1,652)	-1.32%

Total interest-bearing liabilities	1,154,303	(4,174)	-0.48%	1,037,463	(3,382)	-0.44%

Noninterest-bearing liabilities
Demand deposits	647,967			495,965
Interest payable and other	6,065			6,585

Total noninterest liabilities	654,032			502,550

Total liabilities	1,808,335			1,540,013
Shareholders’ equity	228,592			205,604

Total liabilities and shareholders’ equity	$2,036,927			$1,745,617

Net interest income		$60,342				$52,195

Net interest margin(1)		4.25%				4.31%

(1)	Tax-exempt securities income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $773 and $803 for the YTD period ended September 30, 2016, and September 30, 2015, respectively. Net interest margin was positively impacted by 5 and 7 basis points for the YTD period ended September 30, 2016, and September 30, 2015, respectively.
(2)	Interest income includes recognized loan origination fees of $776 and $478 for the YTD period ended September 30, 2016, and September 30, 2015, respectively.
(3)	Tax-exempt loan income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $844 and $415 for the YTD period ended September 30, 2016, and September 30, 2015, respectively. Net interest margin was positively impacted by 6 and 3 basis points for the YTD period ended September 30, 2016, and September 30, 2015, respectively.
(4)	Core deposits include demand, interest checking, money market, savings, and local time deposits, including local nonpublic time deposits in excess of $100 .

Table IV

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Nine months ended September 30, 2016 Compared to nine months ended September 30, 2015 Increase (decrease) due to
	Volume	Rate	Days	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$24	$57	$—	$81
Federal Home Loan Bank stock	(5)	80	1	76
Securities available-for-sale:
Taxable	280	364	5	649
Tax-exempt(1)	(11)	(77)	2	(86)
Loans, net of deferred fees and allowance
Taxable	8,980	(2,028)	42	6,994
Tax-exempt(2)	1,026	198	2	1,226

Total interest earning assets	10,294	(1,406)	52	8,940

Interest paid on:
Money market and NOW accounts	175	(2)	2	175
Savings deposits	11	(1)	—	10
Time deposits - core (3)	(40)	(13)	—	(53)

Total interest-bearing core deposits	146	(16)	2	132

Time deposits - noncore	77	(41)	2	38
Federal funds purchased	(5)	1	—	(4)
FHLB borrowings	85	(22)	1	64
Subordinated debenture	—	552	1	553
Junior subordinated debenture	5	4	1	10

Total interest-bearing wholesale funding	162	494	5	661

Total interest-bearing liabilities	308	478	7	793

Net interest income(1)	$9,986	$(1,884)	$45	$8,147

(1)	Tax-exempt securities income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $773 and $803 for the YTD period ended September 30, 2016, and September 30, 2015, respectively. Net interest margin was positively impacted by 5 and 7 basis points for the YTD period ended September 30, 2016, and September 30, 2015, respectively.
(2)	Tax-exempt loan income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $844 and $415 for the YTD period ended September 30, 2016, and September 30, 2015, respectively. Net interest margin was positively impacted by 6 and 3 basis points for the YTD period ended September 30, 2016, and September 30, 2015, respectively.
(3)	Core deposits include demand, interest checking, money market, savings, and local time deposits, including local nonpublic time deposits in excess of $100.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the three and nine months ended September 30, 2016, and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$19,127	$16,013	$17,301	$15,637
Provision charged to income	1,380	625	3,575	1,175
Loans charged against allowance	(44)	(104)	(712)	(631)
Recoveries credited to allowance	68	78	367	431

Balance, end of period	$20,531	$16,612	$20,531	$16,612

The Company recorded $1,380 in provision for loan losses during the third quarter 2016, which was attributable to growth in the loan portfolio and the downgrade of a dental loan relationship totaling $1,661. The Company’s classified assets at September 30, 2016, were 23.80% of regulatory capital, compared to 23.03% and 25.14% of regulatory capital at December 31, 2015 and September 30, 2015, respectively. Classified assets totaled $56,166, at September 30, 2016, up $13,337 from June 30, 2016. The increase was primarily attributable to the acquisition of Foundation Bank, which as of September 30, 2016, added $19,233 to the classified assets totals.

For the nine months ended September 30, 2016, the Company recorded net charge offs of $369, or annualized 0.05% of average outstanding loans, compared to net charge offs of $200, or 0.03% of average loans, for the same period in 2015. The allowance for loan losses for outstanding loans at September 30, 2016, was $20,531, or 1.14% of outstanding loans, compared to 1.23% and 1.23% of outstanding loans at December 31, 2015, and September 30, 2015, respectively. The decrease in the allowance as a percentage of total loans was primarily attributable to loans acquired through acquisition, which were booked net of their credit related fair value adjustment and were only included in the allowance for loan losses to the extent their credit impairment exceeded the remaining credit related fair value discount. As these loans mature or are refinanced into the non-acquired loan portfolio, they are included in the allowance for loan losses, therefore increasing the allowance as a percentage of total loans. At September 30, 2016, the Company had a total of $9,999 of credit related fair value adjustment assigned to acquired loans. The balance of these acquired loans totaled $439,178, before the credit and interest rate fair value adjustments. When acquired loans with an assigned credit fair value mark are excluded from outstanding loans, the allowance for loan losses of $20,531 as a percentage of organic loans outstanding was 1.48% as of September 30, 2016. The allowance as a percentage of nonperforming loans, net of government guarantees, was 210.23% at September 30, 2016, compared to 636.30% and 744.60% at December 31, 2015, and September 30, 2015, respectively.

At September 30, 2016, $9,551 of loans (net of government guarantees) were classified as impaired. A specific allowance of $738 (included in the ending allowance at September 30, 2016) was assigned to these loans. That compares to impaired loans of $7,527 (net of government guarantees) and a specific allowance assigned of $175 at December 31, 2015.

Total nonperforming assets, net of government guarantees, were $22,832, or 0.90% of total assets, at September 30, 2016, up $8,366 from December 31, 2015, primarily due to the acquisition of Foundation Bank. At September 30, 2016, nonperforming assets consisted of $9,766 in nonaccrual loans (net of government guarantees), no loans were 90 days past due and still accruing interest, and there was $13,066 of other real estate owned.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more, and other real estate owned for the periods covered in this report:

Nonperforming Assets and Asset Quality Ratios

	September 30, 2016	December 31, 2015	September 30, 2015
NONPERFORMING ASSETS
Nonaccrual loans
Real estate loans
Multi-family residential	$—	$—	$—
Residential 1-4 family	1,465	733	569
Owner-occupied commercial	1,634	2,369	2,371
Nonowner-occupied commercial	3,475	790	829

Total permanent real estate loans	6,574	3,892	3,769
Construction loans
Multi-family residential	—	—	—
Residential 1-4 family	—	53	53
Commercial real estate	—	—	—
Commercial bare land and acquisition & development	—	—	—
Residential bare land and acquisition & development	—	—	—

Total construction real estate loans	—	53	53

Total real estate loans	6,574	3,945	3,822
Commercial loans	5,619	1,564	983

Total nonaccrual loans	12,193	5,509	4,805
90-days past due and accruing interest	—	—	—
Total nonperforming loans	12,193	5,509	4,805
Nonperforming loans guaranteed by government	(2,427)	(2,790)	(2,574)

Net nonperforming loans	9,766	2,719	2,231
Other real estate owned	13,066	11,747	11,854

Total nonperforming assets, net of guaranteed loans	$22,832	$14,466	$14,085

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of total loans outstanding	1.14%	1.23%	1.23%
Allowance for loan losses as a percentage of total nonperforming loans, net of government guarantees	210.23%	636.30%	744.60%
Net loan charge offs (recovery) as a percentage of average loans, annualized	0.03%	-0.02%	0.00%
Net nonperforming loans as a percentage of total loans	0.54%	0.19%	0.16%
Nonperforming assets as a percentage of total assets	0.90%	0.76%	0.75%
Consolidated classified asset ratio(1)	23.80%	23.03%	25.14%

(1)	Consolidated classified asset ratio is defined as the sum of all loan-related contingent liabilities and loans internally graded substandard or worse (net of government guarantees), adversely classified securities, and other real estate owned, divided by total consolidated Tier 1 capital plus the allowance for loan losses.

Other real estate owned at September 30, 2016, consisted of ten properties. One of the properties, a commercial land development project valued at $9,839, comprised 75.30% of the total other real estate owned category. The Company has been actively marketing this property; however, the location and nature of the commercial land development property make it susceptible to possible future valuation write-downs as it is appraised on an annual basis.

Noninterest Income

	Noninterest Income Summary
	Three months ended			Nine months ended
	September 30,	September 30,	Change	September 30,	September 30,	Change
	2016	2015		$2016	2015	$
Service charges on deposit accounts	$717	$703	$14	$2,099	$1,939	$160
Bankcard income	314	276	38	899	687	212
Bank-owned life insurance income	172	156	16	463	435	28
Net gain on sale of investment securities	—	143	(143)	309	336	(27)
Impairment losses on investment securities (OTTI)	(2)	—	(2)	(19)	(13)	(6)
Other noninterest income	718	436	282	1,726	1,234	492

	$1,919	$1,714	$205	$5,477	$4,618	$859

For the three months ended September 30, 2016, noninterest income was $1,919, up $205 from the same period last year. The increase in the quarter to date noninterest income through September 30, 2016, when compared to the same period last year, was primarily due to a one-time payment of $160 from the SBA for reimbursement of legal and collection fees incurred by Capital Pacific Bank, prior to that acquisition.

Noninterest Expense

	Noninterest Expense Summary
	Three months ended			Nine months ended
	September 30,	September 30,	Change	September 30,	September 30,	Change
	2016	2015		$2016	2015	$
Salaries and employee benefits	$7,520	$6,822	$698	$23,084	$20,223	$2,861
Property and equipment	1,202	1,148	54	3,404	3,221	183
Data processing	924	838	86	2,682	2,343	339
Legal and professional services	569	496	73	2,321	1,386	935
Business development	460	369	91	1,492	1,134	358
FDIC insurance assessment	273	283	(10)	848	769	79
Other real estate (income) expense	71	122	(51)	(32)	303	(335)
Merger related expense	1,767	—	1,767	3,745	1,836	1,909
Other noninterest expense	1,039	1,104	(65)	3,222	2,971	251

	$13,825	$11,182	$2,643	$40,766	$34,186	$6,580

For the three months ended September 30, 2016, noninterest expense was $13,825, representing an increase of $2,643 or 23.64% over the prior year. Included in the current period total is merger expense related to the acquisition of Foundation Bank, totaling $1,767. Excluding merger related expenses, non-interest expense increased $876, or 7.83%. After merger related expense, the next largest increase was related to salaries and employee benefits expense, which increased $698 or 10.23%. The increase was due to the full year of salary expense from the Capital Pacific acquisition, which closed in March 2015, salary expense related to the retained Foundation Bank employees, which was included in Pacific Continental’s salary expense beginning September 7, 2016, and overall performance increases.

In fourth quarter 2016, the Company anticipates additional merger related expenses due to the core systems conversion and associated retention bonuses and severance payments not occurring until October 2016.

BALANCE SHEET

Loans

A summary of outstanding loans by market at September 30, 2016, June 30, 2016, December 31, 2015, and September 30, 2015, follows:

	Period Ended
	September 30,	June 30,	December 31,	September 30,
	2016	2016	2015	2015
Eugene market gross loans, period-end	$404,858	$396,260	$379,048	$368,666
Portland market gross loans, period-end	728,749	697,664	667,995	647,527
Puget Sound market gross loans, period-end	423,581	141,788	142,104	137,830
National healthcare gross loans, period-end	251,458	250,391	216,865	203,022

Total gross loans, period-end	$1,808,646	$1,486,103	$1,406,012	$1,357,045

The Bank recorded loan growth of $322,543 during the third quarter 2016, which included loans acquired in the Foundation Bank acquisition of $270,533, which are reflected in the Puget Sound Market totals. Portland lending accelerated in third quarter 2016, increasing $31,085 from June 30, 2016. The Company’s overall loan growth during the third quarter 2016 occurred across several loan types, including owner-occupied commercial real estate, non-owner occupied commercial real estate, and commercial and industrial loans.

Outstanding loans to dental professionals, which are comprised of both local and national loans, at September 30, 2016, totaled $370,135 or 20.46% of the loan portfolio, compared to $340,162 or 24.19% of the loan portfolio at December 31, 2015. The Company’s national dental loans increased by $24,892 from December 31, 2015 and were represented in 43 states by the end of the third quarter 2016. In addition to national growth, the Company saw growth in the local dental market, with the portfolio growing $5,081 from year-end 2015, which was primarily due to a slowdown of prepayments and an increase in production in the Company’s Portland market local lending. At September 30, 2016, $6,852 or 1.85% of the outstanding dental loans were supported by government guarantees. Loans to dental professionals include loans for such purposes as starting up a practice, acquisition of a practice, equipment financing, financing owner-occupied facilities, and working capital. National dental loans are limited only to acquisition of a seasoned practice by experienced dental professionals, practice refinances and owner-occupied real estate loans. Additional data on the Company’s dental loan portfolio and the credit quality of this portfolio can be found in Note 5 of the Notes to Consolidated Financial Statements in this report.

All loans to related parties were made in the ordinary course of business and on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the Company.

Detailed credit quality data on the entire loan portfolio can be found in Note 4 of the Notes to Consolidated Financial Statements in this report.

Securities

At September 30, 2016, the balance of securities available-for-sale was $482,408, up $115,810 over December 31, 2015. The growth in the portfolio was partially attributable to securities acquired in the Foundation Bank acquisition of $88,331. At September 30, 2016, the portfolio had an unrealized pre-tax gain of $9,450, compared to an unrealized pre-tax gain of $4,341, at December 31, 2015. The average life and duration of the portfolio at September 30, 2016, was 4.7 years and 4.3 years, respectively. At September 30, 2016, $28,391 of the securities portfolio was pledged as collateral for public deposits in Oregon and Washington and for repurchase agreements.

During the third quarter 2016, the Company sold approximately $55,000 in securities acquired from Foundation Bank, and replaced the securities with new purchases. This transaction had minimal impact on the average life of the portfolio, however, the sold securities had a weighted average yield of approximately 1.64% and were replaced with securities yielding 1.98%. The Company expects to benefit from the increased yield in future quarters.

The Company continued to structure the portfolio to provide consistent cash flow and reduce the market value volatility of the portfolio in a rising rate environment in light of the Company’s current liability sensitive position. The portfolio is structured to generate sufficient cash flow to allow reinvestment at higher rates should interest rates move up or to fund loan growth in future periods. In a stable rate environment, approximately $56,395 in cash flow from the securities portfolio is anticipated over the next twelve months. Going forward, purchases will be dependent upon core deposit growth, loan growth, and the Company’s interest rate risk position, with the Company targeting securities between 19% and 20% of total assets.

At September 30, 2016, $2,110, or 0.44% of the total securities portfolio, was composed of private-label mortgage-backed securities. Management previously booked OTTI on this portion of the portfolio totaling $266, with $2 of additional OTTI booked in third quarter 2016. On a monthly basis, Management reviews all available information, including current and projected default rates and current and projected loss severities, related to the collectability of its potentially impaired investment securities to determine if an additional OTTI is required. Recognition of additional OTTI on the private-label mortgage-backed portion of the portfolio is possible in future quarters depending upon economic conditions, default rates on home mortgages, loss severities on foreclosed homes, unemployment levels, and home values.

In management’s opinion, the remaining securities in the portfolio in an unrealized loss position were considered only temporarily impaired at the quarter ended September 30, 2016. At September 30, 2016, the Company had no intent, nor was it more likely than not that it would be required, to sell its impaired securities before their recovery. The impairment was due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities resulted from current economic conditions. Although yields on these securities may be below market rates during the period, no loss of principal was expected at September 30, 2016.

Goodwill and Intangible Assets

At September 30, 2016, the Company had the following goodwill and core deposit intangibles (“CDI”) associated with prior bank acquisitions:

	September 30, 2016
	Foundation Bank	Capital Pacific Bank	Century Bank	Northwest Business Bank	Total
Goodwill	$21,407	$17,145	$851	$22,031	$61,434
CDI	5,716	3,132	402	—	9,250

	$27,123	$20,277	$1,253	$22,031	$70,684

The Company periodically tests goodwill for impairment. Management performs an impairment analysis of the intangible assets with indefinite lives at least annually, but more frequently if an impairment triggering event is deemed to have occurred. The last impairment test was performed at December 31, 2015, at which time no impairment was determined to exist.

The CDI for Foundation Bank was determined to have an expected life of 10 years, and is being amortized over that period using a straight-line method and will be fully amortized in August 2026. The CDI for Capital Pacific Bank was determined to have an expected life of ten years, and is being amortized over that period using the straight-line method and will be fully amortized in February 2025. The CDI for Century Bank was determined to have an expected life of seven years, and is being amortized over that period using the straight-line method and will be fully amortized in January 2020.

Deposits

Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and nonpublic local time deposits, including nonpublic local time deposits in excess of $100, were $2,049,352 and represented 94.76% of total deposits at September 30, 2016. During the third quarter the Company experienced growth in core deposits of $541,333. The increase, was partially attributable to the Foundation Bank acquisition of $396,509 and the remaining increase was due to organic deposit growth of $144,924.

A key component of core deposits is noninterest-bearing demand deposits, which totaled $901,290 and represented 43.98% of core deposits at September 30, 2016. The weighted average cost of core deposits, when factoring in non-interest bearing core deposits, for the third quarter 2016 was 0.15%.

A summary of outstanding core deposits and average core deposits by market and wholesale funding classified as non-core deposits at September 30, 2016, June 30, 2016, and September 30, 2015, follows:

	Period Ended
	September 30,	June 30,	September 30,
	2016	2016	2015
Eugene market core deposits, period-end(1)	$785,053	$712,061	$747,298
Portland market core deposits, period-end(1)	671,747	590,880	549,113
Puget Sound market core deposits, period-end(1)	592,552	205,078	169,136

Total core deposits, period-end(1)	2,049,352	1,508,019	1,465,547
Non-core deposits, period-end	113,281	92,113	59,407

Total deposits, period-end	$2,162,633	$1,600,132	$1,524,954

	Three Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015
Eugene market core deposits, average(1)	$721,271	$738,435	$776,755
Portland market core deposits, average(1)	631,440	624,490	537,911
Puget Sound market core deposits, average(1)	296,066	196,281	168,318

Total core deposits, average(1)	1,648,777	1,559,206	1,482,984
Non-core deposits, average		68,536	62,481

Total deposits, average	$1,648,777	$1,627,742	$1,545,465

(1)	Core deposits include all demand, savings, money market, interest checking accounts, plus all nonpublic local time deposits including local time deposits in excess of $100.

Other Deposits

The Company uses public and brokered deposits to provide short-term and long-term funding sources. The Company defines short-term as having a contractual maturity of less than one year. The Company uses brokered deposits to help mitigate interest rate risk in a rising rate environment.

Below is a schedule detailing public and brokered deposits by type, including weighted average rate and weighted average maturity.

Non-Core Deposit Summary

	September 30, 2016			September 30, 2015
	Balance	Weighted average rate	Weighted average maturity	Balance	Weighted average rate	Weighted average maturity
	(dollars in thousands)			(dollars in thousands)
<3 Months	$30,375	0.79%	57 Days	$26,474	0.26%	37 Days
3-6 Months	—	—	—	—	—	—
6-12 Months	1,744	0.87%	335 Days	309	0.35%	204 Days
>12 Months	81,162	1.27%	3.42 Years	32,624	1.93%	5.58 Years

	$113,281			$59,407

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

At September 30, 2016, the Company held $4,653 of stock in the FHLB of Des Moines, which included $532 in FHLB stock acquired through the Foundation Bank acquisition. The FHLB stock is broken into two classes: membership and activity. The membership class is based on asset size and the holder is required to be a member of the FHLB. The amount of membership stock held at September 30, 2016 was $2,823 and is updated in the first quarter of each year. The activity stock outstanding at September 30, 2016 totaled $1,820; however, it is subject to fluctuation on a daily basis based on outstanding borrowings. At September 30, 2016, membership stock paid dividends at 0.50% annually and activity stock paid dividends at 3.50% annually. Both classes of FHLB stock are listed in the asset section of the Company’s balance sheet.

Subordinated Debentures

In June 2016, the Company issued $35,000 in aggregate principal amount of fixed-to-floating rate subordinated debentures (the “Notes”). The Notes have a fixed annual rate for a five-year period at 5.875%. After five years, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 471.5 basis points. The Notes are included in Tier 2 capital under current regulatory guidelines and interpretations.

Junior Subordinated Debentures

On September 6, 2016, the Company completed the acquisition of Foundation Bancorp. At that time, the Company assumed $6,148 of junior subordinated debentures (the “Foundation Debentures”), with a fair value on acquisition date of $3,013. The interest rate on the Foundation Debentures is a floating rate of three-month LIBOR plus 173 basis points. The $6,000 of the Foundation Debentures qualifies as Tier 1 capital under regulatory capital guidelines.

The Company had $8,248 in Debentures outstanding at September 30, 2016, which were issued in conjunction with the 2005 acquisition of Northwest Business Bank. The Debentures had an interest rate of 6.265% that was fixed until January 2011, after which the rate changed to three-month LIBOR plus 135 basis points. On April 22, 2013, the Bank entered into a cash flow hedge on $8,000 of the TPS, swapping the variable interest rate for a fixed rate of 2.73% for approximately seven years. At September 30, 2016, the fair value of the interest rate swap on the Company’s Debentures was ($82). The $8,000 of junior subordinated debentures qualifies as Tier 1 capital under regulatory capital guidelines.

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

Capital Resources

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the issuance of new stock or other equity securities whether through stock offerings or through the exercise of equity awards. Capital formation allows the Company to grow assets and provides flexibility in times of adversity. Shareholders’ equity at September 30, 2016, was $276,471, up $57,980 from December 31, 2015. The increase in shareholders’ equity was primarily due to stock issued through the Foundation Bank acquisition of $47,794, in addition to an increase in the unrealized gain on the investment portion combined with retention of a portion of income earned during 2016.

In June 2016, the Company issued $35,000 in aggregate principal amount of fixed-to-floating rate subordinated debentures (the “Notes”). The Notes are included in Tier 2 capital under current regulatory guidelines and interpretations. In third quarter 2016, the Company made a capital investment in the Bank totaling $20,000, which qualifies as Tier 1 capital under current regulatory guidelines and interpretations.

The Federal Reserve and the FDIC have in place guidelines for risk-based capital requirements applicable to U.S. bank holding companies and banks. In July 2013, the Federal Reserve Board and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the Basel Committee’s current international regulatory capital accord (Basel III). These rules were effective January 1, 2015 and replaced the federal banking agencies’ general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. The rules establish more restrictive capital definitions, create additional categories and higher risk-weightings for certain asset classes and off-balance sheet exposures, higher leverage ratios and a capital conservation buffer that will be added to the minimum capital requirements and must be met for banking organizations to avoid being subject to certain limitations on dividends and discretionary bonus payments to executive officers. The rules also implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.50%; (b) a Tier 1 capital ratio of 6.00% (an increase from 4.00%); (c) a total capital ratio of 8.00%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4.00%. The new rules permit depository institution holding companies with less than $15 billion in total consolidated assets as of December 31, 2009, such as the Company, to include trust preferred securities in Tier 1 capital. Under the new rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.50% of total risk-weighted assets). The phase-in of the capital conservation buffer began January 1, 2016, and will be completed by January 1, 2019. The new rules also provide for various adjustments and deductions to the definitions of regulatory capital that will phase in from January 1, 2014, to December 31, 2017. The new rules made it optional for banks and bank holding companies to include accumulated other comprehensive income in their calculations of Tier 1 capital. The Company’s accumulated other comprehensive income consists primarily of the unrealized gain or loss on the securities portfolio as a result of marking securities available-for-sale to market. The Company opted to exclude accumulated other comprehensive income from its calculation of Tier 1 capital. Overall, the new rules did not materially impact the Company’s reported capital ratios. The Company will continue to evaluate the impact of the rules as they are phased in over the next few years.

The Company’s common equity Tier 1 capital ratio, Tier 1 risk based capital ratio, total risk based capital ratio, and Tier 1 leverage capital ratio were 9.43%, 9.99%, 12.55% and 10.33%, respectively, at September 30, 2016, with all capital ratios for the Company above the minimum regulatory designations. For additional information regarding the Company’s regulatory capital levels, see Note 12 in Notes to Consolidated Financial Statements in Part I, Item I of this report.

The Company has regularly paid cash dividends on a quarterly basis, typically in February, May, August and November of each year. The Board of Directors considers the dividend amount quarterly and takes a broad perspective in its dividend deliberations including a review of recent operating performance, capital levels, concentrations of loans as a percentage of capital, and growth projections. The Board also considers dividend payout ratios, dividend yield, and other financial metrics in setting the quarterly dividend. There can be no assurance that dividends will be paid in the future.

On July 20, 2016, the Board of Directors approved a regular third quarter cash dividend of $0.11 that was paid on August 18, 2016. Subsequent to the end of the third quarter 2016, on October 18, 2016, the Board of Directors declared a regular quarterly cash dividend of $0.11 per share payable to shareholders on November 23, 2016.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Company commits to extensions of credit and issues letters of credit. The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2016, the Company had $408,639 in commitments to extend credit, up from $256,156 at December 31, 2015.

Letters of credit written are conditional commitments issued by the Company to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At September 30, 2016, the Company had $1,393 in letters of credit and financial guarantees outstanding.

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

Core deposits at September 30, 2016, were $2,049,352 and represented 94.76% of total deposits. Core deposits at September 30, 2016, were up $515,410 from December 31, 2015. During the same time period, the Company experienced an increase in outstanding loans of $402,634. The liability growth was partially offset by a decrease in FHLB borrowing. It is anticipated that cash flows from the securities portfolio and additional non-core funding sources will provide an additional portion of the funding during the remainder of 2016, as loans are expected to continue to increase. The securities portfolio represented 19.00% of total assets at September 30, 2016. At September 30, 2016, $28,391 of the securities portfolio was pledged to support public deposits and repurchase agreements, leaving $454,017 of the securities portfolio unencumbered and available-for-sale. In addition, at September 30, 2016, the Company had $26,619 of government guaranteed loans that could be sold in the secondary market to support the Company’s liquidity position.

Due to its strategic focus to market to specific segments, the Company has been successful in developing deposit relationships with several large clients, which are generally defined as deposit relationships of $2,000 or more, which are closely monitored by management. The loss of any such deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity. The Company uses a 10-point risk-rating system to evaluate each of its large depositors in order to assist management in its daily monitoring of the volatility of this portion of its core deposit base. The risk-rating system attempts to determine the stability of the deposits of each large depositor, evaluating, among other things, the length of time the depositor has been with the Company and the likelihood of loss of individual large depositor relationships. Risk ratings on large depositors are reviewed at least quarterly and adjusted if necessary. Company management maintain close relationships and hold regular meetings with its large depositors to assist in management of these relationships.

During the quarter, the Company experienced an increase in core deposits, attributed to the Foundation Bank acquisition, and growth in the organic core deposit base. At September 30, 2016, in addition to the temporary deposit of $60,000 mentioned previously, the Bank had approximately $66,000 in additional risk rated 10 deposits, the highest risk rating. Currently, the Company anticipates that these funds will leave the Bank by December 31, 2016. The Company continues to review and implement its funding strategy to offset deposit reductions. The Company currently maintains sufficient short-term liquidity to cover any potential volatility in the large depositor base. However, there can be no assurance that any of our other large depositor relationships will be maintained or that the loss of one or more of these clients will not adversely affect the Company’s liquidity.

At September 30, 2016, the Company had secured borrowing lines with the FHLB of Des Moines and the FRB, along with unsecured borrowing lines with various correspondent banks, totaling $813,630. The Company’s secured lines with the FHLB and FRB were limited by the amount of collateral pledged. At September 30, 2016, the Company had pledged $602,715 in discounted collateral value in commercial real estate loans, first and third lien single-family residential loans, multi-family loans, and securities to the FHLB. Additionally, certain commercial and commercial real estate loans with a discounted value of $81,915 were pledged to the FRB under the Company’s Borrower-In-Custody program. The Company’s unsecured correspondent bank lines totaled $129,000. At September 30, 2016, the Company had $45,500 in borrowings outstanding from the FHLB, no borrowings outstanding with the FRB, and no borrowings on its overnight correspondent bank lines, leaving a total of $768,130 available on its secured and unsecured borrowing lines as of such date.

Net cash provided by operating activities was $19,957 during the nine months ended September 30, 2016. During the same period, cash of $114,903 was used in investing activities, consisting principally of a net loan principal increase of $133,405 and net purchases of securities of $25,624. Cash provided by financing activities during the first nine months of 2016 was $165,443 and primarily consisted of an increase in borrowings and cash related to the Notes issuance. Additional information on the Company cash flows can be reviewed in the Consolidated Statement of Cash Flows in Part I, Item 1 of this report.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended September 30, 2016, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

On August 23, 2013, a putative class action lawsuit (“Class Action”) was filed in the Circuit Court of the State of Oregon for the County of Multnomah on behalf of individuals who placed money with Berjac of Oregon and Berjac of Portland (collectively, “Berjac”). The Berjac entities merged and the surviving company, Berjac of Oregon, is currently in Chapter 7 bankruptcy. The Class Action complaint, which has been amended several times, currently asserts three claims against Pacific Continental Bank, Fred “Jack” W. Holcomb, Holcomb Family Limited Partnership, Jones & Roth, P.C., and Umpqua Bank, as defendants. The lawsuit asserts that the Bank is jointly and severally liable for materially aiding or participating in Berjac’s sales of securities in violation of the Oregon Securities Law. Claimants seek the return of the money placed with Berjac of Oregon and Berjac of Portland, plus interest, and costs and attorneys’ fees. The current version of the complaint seeks $100 million in damages from all defendants.

On August 28, 2014, the court-appointed bankruptcy trustee for Berjac of Oregon filed an adversary complaint (Trustee’s Lawsuit) in the U.S. Bankruptcy Court for the District of Oregon alleging that the Company, the Bank, Umpqua Bank, Century Bank and Summit Bank provided lines of credit that enabled continuation of the alleged Ponzi scheme operated by Berjac of Oregon and the two partners of the pre-existing Berjac general partnerships, Michael Holcomb and Gary Holcomb. The Company acquired Century Bank on February 1, 2013. The Trustee’s Lawsuit was transferred from the U.S. Bankruptcy Court to the U.S. District Court for the District of Oregon (Eugene Division), where it is currently pending.

In addition to seeking an award of punitive damages, the trustee is asserting fraudulent transfer law and unjust enrichment in an effort to recover payments made by Berjac to Century Bank and the Bank. Among other claims for relief, the trustee is seeking the disgorgement of monies advanced to the Holcomb Family Limited Partnership by Century Bank and returned to the estate by court order following the post-petition cash collateral hearing, and of monies received by the Bank from the proceeds of the sale of stock held by the Holcomb Family Limited Partnership and securing one of the lines of credit previously held by Century Bank. The trustee also asserts a claim for alleged aiding and abetting of breaches of duties owed to Berjac. The complaint in the Trustee’s Lawsuit indicates the range of damages sought by the trustee which include, among other claims for relief, an award of punitive damages not to exceed $10 million, recovery of payments associated with allegedly fraudulent transfers totaling up to approximately $55.3 million, including up to $20.7 million from Century Bank and up to $7.7 million from the Bank. This case is not currently set for trial.

On November 16, 2015, the U.S. District Court judge stayed all deadlines in the Trustee’s Lawsuit and all parties were ordered to participate in a judicial settlement conference. The judicial settlement conference sessions were held on February 18, 2016 and April 20, 2016. At the April 20, 2016, settlement conference, the Bank reached a tentative settlement of the Class Action and the Trustee’s Lawsuit. The settlement of the Class Action will require approval of the Circuit Court judge. The settlement is not expected to have a material adverse effect on the Company’s financial condition.

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

As is the case with many banks, our profitability is dependent to a large extent upon our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect, and has in past years, impacted, our net interest margin, and, in turn, our profitability. This impact could result in a decrease in our interest income relative to interest expense. Increases in interest rates may also adversely impact the value of our securities investment portfolio. At September 30, 2016, our balance sheet was liability sensitive, and an increase in interest rates could cause our net interest margin and our net interest income to decline. Since the financial crisis of 2008, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the Federal Reserve has pursued highly accommodative monetary policies (including a very low Federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities) in an effort to facilitate growth in the U.S. economy and a reduction in levels of unemployment. This environment has placed downward pressure on the net interest margins of U.S. banks, including the Bank. In December 2015, the Federal Reserve raised the target range for the federal funds rate from 1/4 to 1/2 percent. The Federal Reserve further indicated future policy actions to normalize interest rates will depend upon progress towards its objectives of maximum employment and two percent inflation, although the stance of monetary policy remains accommodative, and, even after employment and inflation are near its objectives, economic conditions may warrant for some time keeping the target federal funds rate below longer-term normal levels. The Federal Reserve also indicated that it intended to continue its policy of holding longer-term agency and Treasury securities at sizeable levels to help maintain accommodative financial conditions. In September 2016, the Federal Reserve decided to keep the target range for the federal funds rate at  1⁄4 to  1⁄2 percent, noting that, while the case for an increase in the federal funds rate has strengthened, it decided to wait for further evidence of continued progress towards its objectives. The degree to which the Federal Reserve will continue its accommodative monetary policies, and the timing of any easing of those policies, will depend upon the Federal Reserve’s judgments regarding labor market conditions and the overall economic outlook, and are, therefore, subject to continuing uncertainty.

Company Factors

We have a significant concentration in loans to dental professionals, and loan concentrations within one industry may create additional risk.

Bank regulatory authorities and investors generally view significant loan concentrations within any particular industry as carrying higher inherent risk than a loan portfolio without any significant concentration in one industry. We have a significant concentration of loans to dental professionals which represented 20.46% in principal amount of our total loan portfolio at September 30, 2016 (see Note 5 in the Notes to Consolidated Financial Statements included in this Form 10-Q). While we apply credit practices which we believe to be prudent to these loans as well as all the other loans in our portfolio, due to our concentration in dental lending, we are exposed to the general risks of industry concentration, which include adverse market factors impacting that industry alone or disproportionately to other industries. In addition, bank regulatory authorities may in the future require us to limit additional lending in the dental industry if they have concerns that our concentration in that industry creates significant risks, which in turn could limit our ability to pursue new loans in an area where we believe we currently have a competitive advantage.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At September 30, 2016, our nonperforming loans (which include all nonaccrual loans, net of government guarantees) were 0.54% of the loan portfolio. At September 30, 2016, our nonperforming assets (which include foreclosed real estate) were 0.90% of total assets. Nonperforming loans and assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur losses relating to nonperforming assets. We generally do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, less estimated selling expenses, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. Any significant future increase in nonperforming assets could have a material adverse effect on our business, financial condition and results of operations.

We may not have the ability to continue paying dividends on our common stock at current or historic levels.

On October 26, 2016, we announced a quarterly cash dividend of $0.11 per share, payable to shareholders on November 23, 2016. Our ability to pay dividends on our common stock depends on a variety of factors. It is possible in the future that we may not be able to continue paying quarterly dividends commensurate with historic levels, if at all. As a holding company, a substantial portion of our cash flow typically comes from dividends our bank subsidiary pays to us. Cash dividends will depend on sufficient earnings to support them and adherence to bank regulatory requirements. If the Bank is not able to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations and prospects.

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

In addition, as a condition to membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock, based on our asset size, which is assessed annually. In addition to asset based stock holding, stock is also held to support the outstanding principal balance of advances from the FHLB. At September 30, 2016, we had stock in the FHLB totaling $4,643. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. As of September 30, 2016, we did not recognize an impairment charge related to our FHLB stock holdings. Future negative changes to the financial condition of the FHLB could require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our reported earnings.

At September 30, 2016, we had $61,434 of goodwill on our consolidated balance sheet. In accordance with GAAP, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of qualitative and quantitative factors, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant entity-specific events. The last impairment test was performed at December 31, 2015. At December 31, 2015, we did not recognize an impairment charge related to our goodwill. Future evaluations of goodwill may result.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

ITEM 3	Defaults upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

None

ITEM 6	Exhibits

3.1	Second Amended and Restated Articles of Incorporation, as amended on August 16, 2016.

10.1	First Amendment to the Amended and Restated Employment Agreement for Roger Busse dated July 19, 2016

10.2	First Amendment to the Amended and Restated Employment Agreement for Casey Hogan dated July 19, 2016

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of the Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of the Registrant

32*	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350

101

The following financial information from Pacific Continental Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, is formatted in XBRL; (i) the unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income , (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

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

PACIFIC CONTINENTAL CORPORATION
(Registrant)

Dated	November 8, 2016	/s/ Roger Busse

Roger Busse
President and Chief Executive Officer
(Duly Authorized Officer; Principal Executive Officer)

Dated	November 8, 2016	/s/ Richard R. Sawyer

Richard R. Sawyer
Executive Vice President and Chief Financial Officer (Duly Authorized Officer; Principal Financial and Accounting Officer)