Form 10-K
period 2016-12-31
PACIFIC CONTINENTAL CORP
filed 2017-03-13
CIK 1084717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2016 (the last business day of the most recently completed second quarter) was $287,950,930 based on the closing price as quoted on the NASDAQ Global Select Market on that date.

The number of shares outstanding of the registrant’s common stock, no par value, as of February 28, 2017, was 22,665,881.

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

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding projected results for 2017, factors that could impact the Company’s financial results, the expected interest rate environment, 2017 provision for loan losses and the adequacy of the allowance, the possibility of valuation write-downs on OREO, portfolio structuring, loan origination standards, liquidity and funding, large depositor relationships, management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this report, or the documents incorporated by reference:

•	Local, regional and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets.

•	The local housing or real estate market could decline.

•	The risks presented by an economic recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations, and loan portfolio delinquency rates.

•	Our concentration in loans to dental professionals exposes us to the risks affecting dental practices in general.

•	Interest rate changes could significantly reduce net interest income and negatively affect funding sources.

•	Projected business increases following any future strategic expansion, or combination, or opening of new branches could be lower than expected.

•	Competition among financial institutions could increase significantly.

•	The goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings.

•	The reputation of the financial services industry could deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers.

•	The efficiencies we may expect to receive from any investments in personnel, acquisitions, and infrastructure may not be realized.

•	The level of nonperforming assets and charge-offs or changes in the estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements may increase.

•	Changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, executive compensation, and insurance) could have a material adverse effect on our business, financial condition and results of operations.

•	Acts of war or terrorism, or natural disasters, may adversely impact our business.

•	The timely development and acceptance of new banking products and services and perceived overall value of these products and services by users may adversely impact our ability to increase market share and control expenses.

•	Changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters, may impact the results of our operations.

•	The costs and effects of legal, regulatory and compliance developments, including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews, may adversely impact our ability to increase market share and control expense and my adversely affect our results of operations and future prospects.

•	Our success at managing the risks involved in the foregoing items will have a significant impact on our results of operations and future prospects.

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

Subsequent to the end of the year on January 9, 2017, Pacific Continental Corporation entered into a definitive agreement to merge with Columbia Banking System, Inc., headquartered in Tacoma, Washington. Upon completion of the merger, the combined company will operate under the Columbia Bank name and brand. The agreement was approved by the Board of Directors of each company. Closing of the transaction, which is expected to occur in mid-2017, is contingent on shareholder approval and receipt of necessary regulatory approvals, along with satisfaction of other customary closing conditions.

For the year ended December 31, 2016, the consolidated net income of the Company was $19,776 or $0.95 per diluted share. At December 31, 2016, the consolidated shareholders’ equity of the Company was $273,755 with 22,611,535 shares outstanding and a book value of $12.11 per share. Total assets were $2,541,437 at December 31, 2016. Loans net of allowance for loan losses and unearned fees were $1,835,313 at December 31, 2016, and represented 72.22% of total assets. Deposits totaled $2,148,103 at year-end 2016, with Company-defined core deposits representing $2,035,067, or 94.74% of total deposits. Core deposits are defined as all demand, interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100. At December 31, 2016, the Company had a Tier 1 leverage capital ratio, Common Equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio, of 9.01%, 9.52%, 10.08%, and 12.69%, respectively, all of which exceeded the minimum “well-capitalized” level for all capital ratios under FDIC guidelines of 5.00%, 6.50%, 8.00% and 10.00%, respectively.

On September 6, 2016, the Company completed the acquisition of Foundation Bancorp, Inc. (“Foundation Bancorp”). Foundation Bancorp shareholders received either $12.50 per share in cash or 0.7911 shares of Pacific Continental common stock for each share of Foundation Bancorp common stock, or a combination of 30% in the form of cash and 70% in the form of Pacific Continental common stock. Pursuant to the merger agreement, total consideration included cash consideration of $19,337 and stock consideration of 2,853,362 shares of Pacific Continental common stock. Based on the closing price of Pacific Continental common stock on September 6, 2016, the aggregate consideration payable for Foundation Bancorp was valued at $47,794.

On January 9, 2017, Pacific Continental entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Columbia Banking System, Inc., a Washington corporation (“Columbia”), and a to-be-formed Oregon corporation and a wholly owned subsidiary of Columbia (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Pacific Continental, with Pacific Continental as the surviving corporation (the “First Merger”). Immediately following the First Merger, Pacific Continental will merge with and into Columbia (the “Subsequent Merger”), with Columbia continuing as the surviving corporation (the “Surviving Corporation”). Immediately after the Subsequent Merger, the Bank will merge with and into Columbia State Bank, a Washington state-chartered bank and wholly owned subsidiary of Columbia (“Columbia State Bank”) (the “Bank Merger”, and together with the First Merger and Subsequent Merger, the “Mergers”). Consummation of the Mergers is subject to customary conditions, including, among others, approval by Pacific Continental and Columbia shareholders and receipt of required regulatory approvals. For more information regarding the Mergers, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Highlights – Merger” and the Current Report on Form 8-K filed by Pacific Continental on January 10, 2017.

For more information regarding the Company’s financial condition and results of operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements and Supplementary Data in Items 7 and 8 of Part II of this Form 10-K.

THE BANK

General

The Bank commenced operations on August 15, 1972. The Bank operates in three primary markets: Eugene, Oregon, Portland, Oregon / Southwest Washington and Puget Sound, Washington. At December 31, 2016, the Bank operated fifteen full-service offices in Oregon and Washington and two loan production offices in Washington and Colorado. The primary business strategy of the Bank is to operate in large commercial markets and to provide comprehensive banking and related services tailored to community-based businesses, nonprofit organizations, professional service providers and banking services for business owners. The Bank emphasizes the diversity of its product lines, high levels of personal service and convenient access through technology typically associated with larger financial institutions, while maintaining local decision-making authority and market knowledge, typical of a community bank. The Bank has developed expertise in lending to dental professionals, and during 2016 continued to expand its national dental lending program. More information on the Bank and its banking services can be found on its website (therightbank.com). Information contained on the Bank’s website is not part of this Form 10-K. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge upon request on the Bank’s website. The reports are also available on the SEC’s website at www.sec.gov. The Bank operates under the banking laws of the State of Oregon, and the rules and regulations of the FDIC. In addition, operations at its branches and other offices in the State of Washington and Colorado are subject to various consumer protection and other laws of that state.

THE COMPANY

Primary Market Area

The Company’s primary markets consist of metropolitan Eugene, metropolitan Portland, in the State of Oregon and metropolitan Seattle in the State of Washington. During 2016, the Company expanded its lending to dental professionals, and at year-end had loans to dental professionals in 44 states, up from 39 states in 2015. The Company has five full-service banking offices in the metropolitan Portland and Southwest Washington area, seven full-service banking offices in the metropolitan Eugene area, and three full-service offices in the metropolitan Seattle area. It also operates loan production offices in Tacoma, Washington and Denver, Colorado. The Company has its headquarters and administrative office in Eugene, Oregon.

Overall, economic conditions improved in the Company’s markets during 2016 as evidenced by the increased loan demand in all three of the Company’s primary markets. In particular, larger metropolitan areas, such as Portland and Seattle, experienced higher improvement in general economic conditions and job growth than rural areas of Oregon and Washington. As has been typical in the past, the economic conditions in the Eugene market improved, but not at the levels realized in Portland and Seattle.

On a monthly basis, the University of Oregon, located in Eugene, Oregon, produces the Oregon Index of Economic Indicators using the year 1997 as its beginning base of 100. This index attempts to measure various components of the State of Oregon economy, including labor markets, capital goods orders, and consumer confidence, in order to determine if economic conditions in the state are improving or deteriorating, and provides the probability of a recession. This index indicated that economic activity for the State of Oregon fell to its lowest level during the first quarter 2009 when the index reached 85.0 and then generally trended upward. During 2016, the index continued upward on a quarterly basis, and for December 2016 was at 100.5%, an improvement of 0.5% over the prior year-end.

The unemployment rate for the State of Oregon at December 31, 2016, was 4.6%, as compared to 4.7% nationally, and has been improving since early 2009. Portland area unemployment stood at 4.3%, for this same time period, below the state average and national average. For Lane County, Oregon, which includes Eugene, Oregon, the unemployment rate was 4.8%, above both the state and national average at December 31, 2016. The unemployment rate for the State of Washington at December 31, 2016, was 5.2%, above the national averages, and has trended downward on a quarterly basis since early 2009. In King County, Washington, which includes the metropolitan Seattle area, the unemployment rate at year-end 2016 was 3.4%, below the state and national averages. The Seattle market in particular has demonstrated more economic diversity than the other primary markets in which the Company operates. All unemployment rates were provided by the U.S. Bureau of Labor Statistics.

At December 31, 2016, approximately 65% of the Company’s loan portfolio in principal amount was secured by real estate, thus the condition and valuation trends of commercial and residential real estate markets in the Pacific Northwest have had a significant impact on the overall credit quality of the Company’s primary assets in that, in the event of default, the value of real estate collateral and its salability is typically the primary source of repayment. At December 31, 2016, approximately $167 million, or 9.00% of the Company’s loan portfolio, was categorized as residential and commercial construction loans, which also included land development and acquisition loans. During 2016, the Company experienced an increase in construction lending, centered in commercial real estate construction and acquisition and development construction.

Real estate markets in the Pacific Northwest, particularly the Portland and Puget Sound markets, have shown steady improvement in virtually every segment year over year. Industrial commercial real estate in both Portland and Seattle continued elevated pre-leasing activity, strong absorption rates, and increasing rental and lease rates during 2016. Industrial vacancy rates in the Puget Sound region fell to 2.6% by the end of 2016, even with the addition of over 4 million square feet of new space. In the Eugene market, vacancy trends continued to show stability through year end. The office commercial real estate market showed maturing in the Portland metropolitan region in 2016, and pre-leasing was steady, with vacancy rates remaining stable at 8%, despite over 1 million square feet being added during the year. The Puget Sound region was robust, with the regional vacancy rate remaining 8.6% despite the addition of over 4.4 million square feet added. For Eugene, demand for office space was moderate to steady, with building or refurbishing continuing, and vacancy rates remaining generally stable. With regard to multifamily commercial real estate, the diverse Eugene, Portland and Puget Sound demographics and continued inward migration with limited availability of multifamily units, led to private and institutional investment in all three regions. Rents increased, but at a more moderate pace in 2016, and the Eugene and Portland markets began to experience slower lease up, still however reflecting stable markets at year end. These multifamily vacancy rates in the Portland and Eugene markets remain generally in the 2.5% range, while the vacancy rate in the Puget Sound market is near record lows. There was some evidence of overcapacity developing in the Eugene student housing market in 2016. Residential development continued, with single-family and multi-family building permit issuance remaining solid in all of our markets, dominated primarily by the national home builders in the Portland and Puget Sound regions. Normalized to limited supply of single family residences was evident during the year. Similar trends are suggested into 2017, subject to various market and economic forces.

Residential housing prices in all three of the Company’s primary markets showed marked improvement in 2016, to the point where values have generally recovered to their pre-recession levels in each market, with some values exceeding pre-recession levels in areas of Portland and Seattle. A moderate level of new residential construction continued in each market as well due to the improving market conditions, continued low interest rates, and the slow return of bank financing to a wider range of residential developers.

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

In addition to larger institutions, numerous “community” banks and credit unions operated, expanded or moved into the Company’s three primary markets and have developed a similar focus to that of the Company. These institutions have further increased competition in all three of the Company’s primary markets. This number of similar financial institutions and an increased focus by larger institutions in the Company’s primary markets has led to intensified competition in all aspects of the Company’s business. During 2016, the Company saw increased competition, specifically regarding loan pricing. The Company saw competitors willing to accept yields or terms not desirable to the Company and some deals were lost due to the Company’s unwillingness to compromise on deal pricing. The Company remained diligent in its underwriting standards during the year and did not loosen credit standards to achieve growth.

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

As of June 30, 2016, the most recent FDIC Summary of Deposit survey indicated, the Company had 17.08% of the Lane County deposit market share, which currently is serviced by seven branches in the Eugene community. This was the highest deposit market share of any bank in Lane County. In Multnomah County, which is serviced by three of the Company’s offices in the Portland Market, the Company had 1.42% of the deposit market share, ranking ninth in the Multnomah County, Oregon Market. In King County, Washington, the Company had 0.27% of the deposit market share, serviced by the Seattle and Bellevue offices, ranking 22rd in the King County Market as of June 30, 2016.

In addition, the Company anticipates more competitive pressure for new loans in its markets. While the Bank’s loan demand improved throughout 2016, healthy banks with ample capital and liquidity are expected to aggressively seek new loan customers. This may cause pressure on loan pricing and make it more difficult to retain existing loan customers or attract new ones and may create compression in the Company’s net interest margin.

Services Provided

The Company offers a wide array of financial service products to meet the banking needs of its targeted segments in the market areas served. The Company regularly reviews the profitability and desirability of various product offerings, particularly new product offerings, in an effort to assure ongoing viability.

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

Within its primary markets, the Company also originates construction and permanent loans financing commercial facilities, including investor and owner-occupied projects. The Company also originates pre-sold, custom and, on a limited basis, speculative home construction. The major thrust of residential construction lending is smaller in-fill construction projects in inner-city urban neighborhoods, and consisting of single-family residences. During 2016, as commercial real estate prices continued to stabilize and improve, the Company expanded construction financing activity in commercial real estate and multifamily residential construction financing. During 2016, the housing markets in Portland and Seattle experienced very low inventory and high rates of appreciation, thus the Company was selective in financing single-family housing projects in both of these markets.

Due to the Company’s concentration in real estate secured loans, the Company strategically focuses on increasing its commercial and industrial (“C & I”) loan lending. In particular, the Company has developed a specialty in C & I lending to dental professionals. Loans to dental professionals include loans for such purposes as starting up a practice, acquisition of a practice, equipment financing, owner-occupied facilities, and working capital. Loans for dental office startups are typically SBA loans as these loans represent additional risk. During 2016, the Company continued to expand its national dental lending program. At year-end 2016, the Company had active dental loans in 44 states which totaled $377,478, of which $227,210 were located outside of the Company’s primary markets in Oregon and Washington. Since inception of the national dental lending program, lending has been limited to loans to dental professionals for acquisition of practices by experienced dental professionals, owner-occupied commercial real estate or seasoned practice refinance loans.

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

Wealth Management

During 2015, the Company began offering wealth management services through a strategic partnership with Transamerica Financial Advisors (“TFA”) and World Financial Group (“WFG”). This partnership provides for employees of the Bank to also be Investment Advisors, Registered Representatives, and/or Agents with TFA and WFG. The products available include: individual investment advisory services, Company retirement plans, employee benefits programs, mutual funds, unit investment trusts, fixed and variable annuities, fixed and variable life insurance, long term care, and disability. The products and services are provided by TFA/WFG and the over 100 other financial institutions with which TFA/WFG has selling agreements. Through referral relationships, WFG is also able to provide estate planning documents, and business & personal property solutions.

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

Employees

At December 31, 2016, the Company employed 374 FTE employees with 61 FTE employees in the Puget Sound market, 75 FTE employees in the Portland market, and 79 FTE employees in the Eugene market as well as 159 FTE employees in administrative functions primarily located in Eugene, Oregon. None of these employees are represented by labor unions, and management believes that the Company’s relationship with its employees is good. The Company emphasizes a positive work environment for its employees, which is validated by recognition from independent third-parties.

During 2016, the Company was recognized for the seventeenth consecutive year by Oregon Business magazine as one of the 100 Best Companies to Work For in Oregon. Also, the Company was recognized by Seattle Business magazine as one of Washington’s “100 Best Companies to Work For.” The Portland Business Journal named the Company as one of Oregon’s most admired companies. This was the sixth time the Company was recognized as a top-ten company in the “Financial Services” classification. Additionally, Seattle Business magazine named the Company “Business of the Year,” in the small business category. The Company was recognized by Raymond James as one of the top performing community banks in the country with its prestigious Community Bankers Cup. The award recognizes the top 10 percent of community banks nationally, based on various profitability, operational efficiency and balance sheet metrics.

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

Federal and State Bank Holding Company Regulation

General. The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”), and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must file reports with and provide to the Federal Reserve such additional information as it may require. Under the GLB Act, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities and insurance underwriting. The Company has not applied to the Federal Reserve to become a financial holding company and has no plans to do so.

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

Capital Adequacy

Regulatory Capital Rules. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies. The Federal Reserve Board and the other U.S. federal banking agencies have adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the current international regulatory capital accord (“Basel III”) of the Basel committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of banking supervisory authorities from major countries in the global financial system which formulates broad supervisory standards and guidelines relating to financial institutions for implementation on a country-by-country basis. These rules replace the U.S. federal banking agencies’ general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. Banks, such as Pacific Continental Bank, became subject to the new rules on January 1, 2015. The new rules generally establish more restrictive capital definitions, create additional categories and higher risk-weightings for certain asset classes and off-balance sheet exposures, higher leverage ratios and capital conservation buffers that will be added to the minimum capital requirements and must be met for banking organizations to avoid being subject to certain limitations on dividends and discretionary bonus payments to executive officers. The new rules also implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.50%; (b) a Tier 1 capital ratio of 6.00% (which is an increase from 4.00%); (c) a total capital ratio of 8.00%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4.00%. While earlier proposals would have required that trust preferred securities be phased out of Tier 1 capital, the new rules exempt depository institution holding companies with less than $15 billion in total consolidated assets as of December 31, 2009, such as the Company, from this requirement. These capital instruments, if issued prior to May 19, 2010, and currently in Tier 1 capital, are grandfathered in Tier 1 capital, subject to certain limits.

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

In January 2014, the Basel Committee issued an updated version of its leverage ratio and disclosure guidance (the “Basel III Leverage Ratio”). The Basel Committee guidance continues to set a minimum Basel III Leverage Ratio of 3%. In April 2016, the Basel Committee proposed, among other things, that for purposes of calculating the denominator of the leverage ratio, off-balance sheet exposures of banks to securitization transactions should be treated the same as such exposures are treated under the Basel Committee revisions to its securitization framework for risk-based capital. The Basel III Leverage Ratio will be subject to further calibration until 2017, with final implementation expected by January 2018. The Basel Committee is expected to collect data during this observation period to assess whether a minimum leverage ratio of 3% is appropriate over a full credit cycle and for various types of business models and to assess the impact of using either common equity Tier 1 capital or total regulatory capital as the numerator.

The implementation of these new rules could have an adverse impact on our financial position and future earnings due to the inclusion of Tier 1 capital as a core capital component and because of the heightened minimum capital requirements. These capital rules could restrict our ability to grow during favorable market conditions, or require us to raise additional capital and liquidity, generally increase our cost of doing business, and impose other restrictions on our operations. The application of more stringent capital requirements would, among other things, result in lower returns on invested capital and result in regulatory sanctions if we were unable to comply with these requirements. As a result, our business, results of operations, financial condition or prospects could be adversely affected. We expect that we will be able to satisfy the minimum capital requirements adopted by the Federal Reserve and the other U.S. banking agencies within the prescribed implementation timelines. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” in this Form 10-K.

Prompt Corrective Action. Under the guidelines, a bank is assigned to one of five capital categories ranging from “well-capitalized” to “critically under-capitalized.” Institutions that are “under-capitalized” or lower are subject to certain mandatory supervisory corrective actions. At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. Failure to meet regulatory capital guidelines can result in a bank being required to raise additional capital. An “under-capitalized” bank must develop a capital restoration plan and its parent holding company must guarantee compliance with the plan subject to certain limits. During challenging economic times, the federal banking regulators have actively enforced these provisions.

At December 31, 2016, the Company and the Bank each exceeded the required risk-based capital ratios for classification as “well capitalized” as well as the required minimum leverage ratios for the Bank, and we believe we will meet the minimum capital ratios plus the fully phased-in conservation buffer as implemented. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” in this Form 10-K.

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

The Federal Reserve also has extensive enforcement authority over all bank holding companies, such as the Company. Such enforcement powers include the power to assess civil money penalties against any bank holding company violating any provision of the BHCA or any regulation or order of the Federal Reserve Board under the BHCA and the power to order termination of activities or ownership of nonbank subsidiaries of the holding company if it determines that there is reasonable cause to believe that the activities or ownership of the non-bank subsidiaries constitutes a serious risk to the financial safety, soundness or stability of banks owned by the bank holding company. Knowing violations of the BHCA or regulations or orders of the Federal Reserve Board can also result in criminal penalties for the Company and any individuals participating in such conduct.

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

Anti-terrorism and Anti-Money Laundering

USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”), intended to combat terrorism, was renewed with certain amendments in 2006 . Certain provisions of the Patriot Act were made permanent and other sections were made subject to extended “sunset” provisions. The Patriot Act, in relevant part, (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports.

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

Financial Services Modernization

The GLB Act, which became law in 1999, brought about significant changes to the laws affecting banks and bank holding companies. Generally, the GLB Act (i) repealed historical restrictions on preventing banks from affiliating with securities firms; (ii) provided a uniform framework for the activities of banks, savings institutions and their holding companies; (iii) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies; (iv) provided an enhanced framework for protecting the privacy of consumer information and requires notification to consumers of bank privacy policies; and (v) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. Bank holding companies that qualify and elect to become financial holding companies can engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities underwriting activities.

Deposit Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits, and are subject to deposit insurance assessments designed to tie what banks pay for deposit insurance more closely to the risks they pose. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole. As required by the Dodd-Frank Act, the FDIC adopted a comprehensive, long-range “restoration” plan for the deposit insurance fund to better ensure the adequacy of the fund’s reserves relative to total insured deposits in the U.S. The ultimate effect on our business of these legislative and regulatory developments relating to the deposit insurance fund cannot be predicted with any certainty. There can be no assurance that the FDIC will not impose special assessments or increase annual assessments in the future.

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

Other Legislation

Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act , enacted in 2010, has resulted in sweeping changes to the U.S. financial system. Among other provisions, the Dodd-Frank Act (1) created the Consumer Financial Protection Bureau with broad powers to regulate consumer financial products such as credit cards and mortgages, (2) created the Financial Stability Oversight Council (comprised of the Secretary of the Treasury, heads of the federal bank regulatory agencies and the SEC, and certain other officials) to provide oversight of all risks created within the U.S. economy from the activities of financial services companies, (3) has led to new capital requirements from federal banking agencies, (4) placed new limits on electronic debit card interchange fees, and (5) required the SEC and national stock exchanges to adopt significant new corporate governance and executive compensation reforms. As discussed below, many of the law’s provisions have been implemented by rules and regulations of the federal banking agencies, but certain provisions of the law are yet to be implemented. As a result, the full scope and impact of the law on banking institutions generally and on our business and operations cannot be fully determined at this time. However, the Dodd-Frank Act is expected to have a significant impact on our business operations, including increasing the cost of doing business, as its provisions continue to take effect. Some of the provisions of the Dodd-Frank Act that may impact our business are summarized below.

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

Overdraft and Interchange Fees. The Federal Reserve has adopted amendments under its Regulation E that imposed new restrictions on banks’ abilities to charge overdraft services and fees. The rule prohibits financial institutions from charging fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The opt-in provision established requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions. Since a percentage of the Bank’s service charges on deposits are in the form of overdraft fees on point-of-sale transactions, this has had an adverse impact on our noninterest income.

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

Effects of Government Monetary Policy

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy for such purposes as curbing inflation and combating recession. Its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. For the past several years, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the Federal Reserve has pursued highly accommodative monetary measures, including a very low federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities, in an effort to facilitate growth in the U.S. economy and a reduction in levels of unemployment. In December 2016, the Federal Reserve raised the target range for the federal funds rate to  1⁄2 percent. The Federal Reserve indicated that the increase notwithstanding, the stance of monetary policy remains accommodative, thereby supporting a policy aimed at further strengthening in the labor market and a return to two percent inflation. The Federal Reserve further indicated that it expects economic conditions to evolve in a manner which will warrant only gradual further increases in the federal funds rate. The Federal Reserve also indicated that it intended to continue its policy of holding longer-term agency and Treasury securities at sizeable levels to help maintain accommodative financial conditions.

Statistical Information

All dollar amounts in the following sections, except per common share data, are in thousands of dollars, except where otherwise indicated.

Selected Quarterly Information

The following chart contains data for the prior eight quarters.

YEAR	2016				2015
QUARTER	Fourth	Third	Second	First	Fourth	Third	Second	First
	(in thousands, except per share data)
Interest income	$27,044	$22,662	$20,284	$19,953	$19,877	$19,450	$18,840	$16,069
Interest expense	2,060	1,891	1,137	1,144	1,055	1,142	1,144	1,095
Net interest income	24,984	20,771	19,147	18,809	18,822	18,308	17,696	14,974
Provision for loan loss	1,875	1,380	1,950	245	520	625	550	—
Noninterest income	2,344	1,919	1,747	1,807	2,008	1,714	1,627	1,276
Noninterest expense	15,829	13,825	14,932	12,007	11,706	11,182	11,030	11,972
Net income	6,860	4,851	2,606	5,459	5,528	5,325	5,095	2,803
PER COMMON
SHARE DATA
Earnings per share- (basic)	$0.30	$0.24	$0.13	$0.29	$0.28	$0.27	$0.26	$0.16
Earnings per share- (diluted)	$0.30	$0.23	$0.13	$0.29	$0.28	$0.27	$0.26	$0.16
Regular cash dividends	$0.11	$0.11	$0.11	$0.11	$0.11	$0.11	$0.10	$0.10
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	22,606,539	20,511,392	19,697,314	19,607,106	19,598,484	19,591,666	19,562,363	18,232,076
Diluted	22,822,395	20,676,964	19,868,967	19,782,282	19,765,852	19,816,770	19,788,885	18,444,971

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

INVESTMENT PORTFOLIO

ESTIMATED FAIR VALUE

	December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Obligations of U.S. government agencies	$25,620	$44,623	$39,185	$30,847	$17,844
Obligations of states and political subdivisions	110,739	97,151	83,981	78,795	81,501
Private label mortgage-backed securities	1,937	2,789	3,816	5,314	8,600
Mortgage-backed securities	290,036	185,370	205,390	223,720	281,940
SBA pools	42,664	35,772	19,574	8,710	—
Corporate securities	—	893	—	—	—

Total	$470,996	$366,598	$351,946	$347,386	$389,885

The following chart presents the fair value of each investment category by maturity date and includes a weighted average yield for each period. Mortgage-backed and private label mortgage-backed securities have been classified based on their December 31, 2016, projected average lives.

SECURITIES AVAILABLE-FOR-SALE

	December 31, 2016
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Obligations of U.S. government agencies	$—	—	$6,656	2.50%	$18,964	2.36%	$—	—
Obligations of states and political subdivisions	951	3.97%	62,712	2.99%	47,076	2.32%	—	—
Private label mortgage-backed securities	403	—	795	5.65%	739	5.37%	—	—
Mortgage-backed securities	4,088	2.64%	166,949	2.50%	102,271	2.44%	16,728	2.80%
SBA variable rate pools	—	—	22,665	1.80%	19,999	1.99%	—	—
Corporate securities	—	—	—	—	—	—	—	—

Total	$5,442	3.04%	$259,777	2.57%	$189,049	2.40%	$16,728	2.80%

Loan Portfolio

The following table contains period-end information related to the Company’s loan portfolio for each of the five years ended December 31.

LOAN PORTFOLIO

	December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Commercial and other loans	$639,716	$508,556	$408,011	$391,229	$326,716
Real estate loans	1,049,338	785,737	560,171	500,752	461,240
Construction loans	167,811	108,368	73,967	98,910	79,720
Consumer loans	2,922	3,351	3,862	3,878	3,581

	1,859,787	1,406,012	1,046,011	994,769	871,257
Deferred loan origination fees, net	(2,020)	(1,530)	(990)	(924)	(841)

	1,857,767	1,404,482	1,045,021	993,845	870,416
Allowance for loan losses	(22,454)	(17,301)	(15,637)	(15,917)	(16,345)

	$1,835,313	$1,387,181	$1,029,384	$977,928	$854,071

The following table presents loan portfolio information by loan category related to maturity and repricing sensitivity. Variable rate loans are fully floating and can adjust at any time. Adjustable rate loans are fixed for a certain time period, but will adjust at a point in the future, prior to maturity. Variable and adjustable rate loans are included in the time frame in which the interest rate on the loan could be first adjusted. At December 31, 2016, the Company had approximately $50,501 of variable rate loans at their floors and $510,842 of adjustable rate loans at their floors that are included in the analysis below. These loans are included in the category of their next available repricing date.

MATURITY AND REPRICING DATA FOR LOANS

	December 31, 2016
	Commercial and Other	Real Estate	Construction	Consumer	Total
	(dollars in thousands)
Three months or less	$157,313	$72,954	$92,561	$2,512	$325,340
Over three months through 12 months	8,291	96,088	37,426	23	141,828
Over 1 year through 3 years	47,399	278,316	8,505	137	334,357
Over 3 years through 5 years	76,931	350,397	4,345	118	431,791
Over 5 years through 15 years	349,782	245,043	24,974	132	619,931
Thereafter	—	6,540	—	—	6,540

Total loans	$639,716	$1,049,338	$167,811	$2,922	$1,859,787

Loan Concentrations

At December 31, 2016, loans to dental professionals totaled $377,478 and represented approximately 20.30% of outstanding loans. Approximately 65% of the Company’s loans were secured by real estate at December 31, 2016.

Nonperforming Assets

The following table presents period-end nonperforming loans and assets for the years ended December 31, 2016, 2015, 2014, 2013 and 2012:

NONPERFORMING ASSETS

	December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Nonaccrual loans	$11,833	$5,509	$2,695	$5,343	$9,361
90 or more days past due and still accruing	—	—	—	—	—

Total nonperforming loans	11,833	5,509	2,695	5,343	9,361
Government guarantees	(2,354)	(2,790)	(706)	(735)	(905)

Net nonperforming loans	9,479	2,719	1,989	4,608	8,456
Other real estate owned	12,068	11,747	13,374	16,355	17,972

Total nonperforming assets	$21,547	$14,466	$15,363	$20,963	$26,428

Nonperforming assets as a percentage of total assets	1.13%	0.76%	1.02%	1.45%	1.92%

If interest on nonaccrual loans had been accrued, such income would have been approximately $375, $194, $100, $421 and $708, respectively, for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

Allowance for Loan Losses

The following chart presents information about the Company’s allowance for loan losses. Management and the Board of Directors evaluate the allowance monthly and consider the amount to be adequate to absorb possible loan losses.

ALLOWANCE FOR LOAN LOSSES

	December 31,
	2016	2015	2014	2013	2012
		(dollars in thousands)
Balance at beginning of year	$17,301	$15,637	$15,917	$16,345	$14,941
Charges to the allowance
Commercial and other loans	(716)	(630)	(610)	(1,658)	(1,401)
Real estate loans	—	(61)	(58)	(407)	(1,190)
Construction loans	—	—	(155)	—	(1,054)
Consumer loans	(9)	(9)	(12)	(23)	(19)

Total charges to the allowance	(725)	(700)	(835)	(2,088)	(3,664)
Recoveries against the allowance
Commercial and other loans	207	562	348	982	1,917
Real estate loans	55	76	186	360	55
Construction loans	163	16	16	60	1,188
Consumer loans	3	15	5	8	8

Total recoveries against the allowance	428	669	555	1,410	3,168

Provisions	5,450	1,695	—	250	1,900

Balance at end of the year	$22,454	$17,301	$15,637	$15,917	$16,345

Net charge offs as a percentage of total average loans	0.02%	0.00%	0.30%	0.70%	0.06%
Allowance for loan losses as a percentage of gross loans	1.21%	1.23%	1.49%	1.60%	1.88%

The following table sets forth the allowance for loan losses allocated by loan type:

	December 31,
	2016		2015		2014		2013		2012
	(dollars in thousands)
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial and other loans	$8,614	34.39%	$6,349	36.17%	$5,733	39.00%	$5,113	39.30%	$3,846	37.50%
Real estate loans	10,872	56.43%	8,297	55.88%	7,494	53.50%	7,668	50.40%	9,456	53.00%
Construction loans	1,781	9.02%	1,258	7.71%	1,077	7.10%	1,493	10.00%	1,987	9.10%
Consumer loans	41	0.16%	46	0.24%	54	0.40%	68	0.30%	70	0.40%
Unallocated	1,146	N/A	1,351	N/A	1,279	N/A	1,575	N/A	986	N/A

Allowance for loan losses	$22,454	100.00%	$17,301	100.00%	$15,637	100.00%	$15,917	100.00%	$16,345	100.00%

During 2016 and 2015, the Company recorded loan losses provision of $5,450 and $1,695, respectively. At December 31, 2016, the Company’s recorded investment in impaired loans, net of government guarantees, was $10,567, with a specific allowance of $736 provided for in the ending allowance for loan losses. See Note 5 in the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding the Company’s allowance for loan losses.

While the Company saw improvement with regard to the overall credit quality of the loan portfolio in 2016, management cannot predict the level of the provision for loan losses, the level of the allowance for loan losses, or the level of nonperforming assets in future quarters as a result of continuing uncertain economic conditions. At December 31, 2016, and as shown above, the Company’s unallocated reserves were $1,146 or 5.10% of the total allowance for loan losses at year-end. Management believes that the allowance for loan losses at December 31, 2016, was adequate and that this level of unallocated reserves was prudent in light of the economic conditions and uncertainty that exists in the Northwest markets that the Company serves and the concentration in loans to dental professionals. See Note 6 in the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding the dental loan portfolio.

Deposits

Average balances and average rates paid by category of deposit are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K. The chart below details period-end information related to the Company’s time deposits at December 31, 2016. The Company did not have any foreign deposits at December 31, 2016. Variable rate deposits are listed by first repricing opportunity.

TIME DEPOSITS

	December 31, 2016
	Time of $100 or more	Time of less than $100	Total Time
	(dollars in thousands)
<3 Months	$2,544	$49,003	$51,547
3-6 Months	2,197	12,452	14,649
6-12 Months	2,729	18,777	21,506
>12 Months	2,624	88,557	91,181

	$10,094	$168,789	$178,883

Percentage of time deposits to total deposits	0.47%	7.86%	8.33%

Borrowings

The Company uses short-term borrowings to fund fluctuations in deposits and loan demand. The Bank has access to both secured and unsecured overnight borrowing lines. The secured borrowing lines are collateralized by loans. At December 31, 2016, the Company had secured borrowing lines with the Federal Home Loan Bank of Des Moines (the “FHLB”) and the Federal Reserve Bank of San Francisco (the “FRB”). At December 31, 2016, the FHLB borrowing line was limited by the amount of collateral pledged, which limited total borrowings to $632,202. The borrowing line with the FRB is limited by the value of discounted collateral pledged, which at December 31, 2016, was $80,784. At December 31, 2016, the Company also had unsecured borrowing lines with various correspondent banks totaling $154,000. At December 31, 2016, the Company had no overnight borrowings outstanding on its unsecured borrowing lines. Borrowings include interest at the then stated rate. At December 31, 2016, there was $801,986 available on secured and unsecured borrowing lines with the FHLB, the FRB, and various correspondent banks.

SHORT-TERM BORROWINGS

	December 31,
	2016	2015	2014
	(dollars in thousands)
Federal funds purchased, FHLB cash management advance, FRB, & short-term advances
Average interest rate
At year end	0.70%	0.34%	0.48%
For the year	0.47%	0.18%	0.40%
Average amount outstanding for the year	$164,615	$129,665	$121,016
Maximum amount outstanding at any month-end	$183,500	$117,000	$168,500
Amount outstanding at year-end	$57,000	$47,000	$68,500

In addition to the Company’s $57,000 in short-term borrowings outstanding at December, 31, 2016, the Company had $8,000 in long term FHLB borrowing, for a total of $65,000. The combined short and long-term borrowings had a weighted average interest rate of 1.01% and a remaining average maturity of approximately 1.87 years. More information on the Company’s long-term borrowings can be found in Note 13 in the Notes to Consolidated Financial Statements in this Form 10-K.

The Company’s other long-term borrowings consisted of two junior subordinated debentures. The first totals $8,248 was issued on November 28, 2005, and matures on January 7, 2036. The interest rate on the debentures was 6.27% until January 2012 after which it was converted to a floating rate of three-month LIBOR plus 135 basis points. In April 2013, the Company entered into a swap agreement with a third party, which fixed the rate on its $8,000 of trust preferred securities at 2.73% for seven years. The second was acquired September 6, 2016 following the acquisition of Foundation Bank. In third quarter 2016, the Company assumed ownership of Foundation Statutory Trust I, which had previously issued $6,000 in aggregate liquidation amount of trust preferred securities. The interest rate on these trust preferred securities is a floating rate of three-month LIBOR plus 173 basis points. The Company also acquired $6,148 of junior subordinated debentures (the “Foundation Debentures”) to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. In accordance with current accounting guidance, the trust is not consolidated in the Company’s financial statements, but rather the Foundation Debentures are shown as a liability, and acquired at an acquisition date fair value of $3,013. The Company also recognized its $186 investment in the Foundation Statutory Trust I, which is recorded among “Other Assets” in its consolidated balance sheet at December 31, 2016 and 2015.

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

We are subject to numerous risks and uncertainties, including but not limited to, the following information:

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

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. Refer to “Supervision and Regulation” in Item 1 of Part I of this Form 10-K for discussion of certain of these measures. In response to the adverse financial and economic developments that have, in the past decade, impacted the U.S. and global economies and financial markets, and presented challenges for the banking and financial services industry and for our Company, various significant economic and monetary stimulus measures were implemented by the U.S. Congress. Also, the Federal Reserve has pursued a highly accommodative monetary policy aimed at keeping interest rates at historically low levels although the Federal Reserve has begun to taper down certain aspects of this policy and has recently raised short-term interest rates. See “— Fluctuating interest rates could adversely affect our profitability”. U.S. economic activity has shown improvement, but there can be no assurance that this progress will continue or will not reverse. If the U.S. economy were to deteriorate, or its recovery were to slow, this would present significant challenges for the U.S. banking and financial services industry and for our Company.

The challenges to the level of economic activity in the U.S., and, therefore, to the banking industry, have also been exacerbated at times in recent years by extensive political disagreements regarding the statutory debt limit on U.S. federal government obligations and measures to address the substantial federal deficits. These political disagreements led to the downgrade in the long-term sovereign credit rating on the U.S. to “AA+” from “AAA” although other credit rating agencies did not take such action. Certain compromises between the Republican Congress and the Obama Administration were eventually reached which alleviated to some degree the concerns about U.S. sovereign debt. However, there can be no assurance that the earlier political disagreements regarding the federal budget and the substantial federal deficits will not occur again in the future. Any such future disagreements, if not resolved, could result in further downgrades by the rating agencies with respect to the obligations of the U.S. federal government. Any such further downgrades could increase over time the U.S. federal government’s cost of borrowing which may worsen its fiscal challenges, as well as generating upward pressure on interest rates generally in the U.S. which could, in turn, have adverse consequences for borrowers and the level of business activity.

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

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits, and are subject to deposit insurance assessments designed to tie what banks pay for deposit insurance more closely to the risks they pose. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole. As required by the Dodd-Frank Act, the FDIC adopted a comprehensive, long-range “restoration” plan for the deposit insurance fund to better ensure the adequacy of the fund’s reserves relative to total deposits in the U.S. See “Supervision and Regulation- Deposit Insurance” in this Form 10-K. The ultimate effect on our business of these legislative and regulatory developments relating to the deposit insurance fund cannot be predicted with any certainty.

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

In the past decade, levels of market volatility were unprecedented and we cannot predict whether they will return.

From time-to-time over the past decade, the capital and credit markets have experienced volatility and disruption at unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If similar levels of market disruption and volatility return, we could experience an adverse effect, which may be material, on our ability to access capital and funding and on our business, financial condition and results of operations.

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

Following the financial crisis, the Federal Reserve and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations. For additional information, see “Supervision and Regulation – Capital Adequacy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” in this Form 10-K.

The need to maintain more and higher quality capital under the banking agencies capital rules, as well as greater liquidity, could limit our business activities, including lending, and our ability to expand, either organically or through acquisitions. It could also result in the Company taking steps to increase its capital or being limited in its ability to pay dividends or otherwise return capital to its shareholders, or selling or refraining from acquiring assets. In addition, the regulatory liquidity standards could require the Company to increase its holdings of highly liquid short-term investments, thereby reducing our ability to invest in longer-term or less liquid assets even if more desirable from a balance sheet management perspective.

The capital rules of the U.S. federal banking agencies as well as the various other regulations referred to above, along with other regulations which may be adopted in the future, may also generally increase our cost of doing business or lead us to stop, reduce or modify our offerings of various products.

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

The Administration of newly-elected President Donald J. Trump has yet to promulgate detailed proposals with respect to the oversight and regulation of the financial services industry. There could be significant changes in existing laws and regulations relevant to the industry or the introduction of new laws and regulations. In addition, substantial reform of the federal corporate taxation system in the U.S., including a reduction in corporate and personal tax rates, has been mentioned by representatives of the new Administration as an important objective. While such reform could have positive effects on corporate profitability which could benefit the Company and its customers, there could be other potential adverse consequences for the economy and the business climate, such as a large increase in federal deficits and increasing interest rates generally, including for the federal government’s borrowing costs. The potential long-term impact of these possible developments remains uncertain.

Fluctuating interest rates could adversely affect our profitability.

As is the case with many banks, our profitability is dependent to a large extent upon our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect, and has in past years, impacted, our net interest margin, and, in turn, our profitability. This impact could result in a decrease in our interest income relative to interest expense. Increases in interest rates may also adversely impact the value of our securities investment portfolio. At December 31, 2016, our balance sheet was liability sensitive, and an increase in interest rates could cause our net interest margin and our net interest income to decline. For the past several years, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the Federal Reserve has pursued highly accommodative monetary policies (including a very low Federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities) in an effort to facilitate growth in the U.S. economy and a reduction in levels of unemployment. This environment has placed downward pressure on the net interest margins of U.S. banks, including the Bank. In December 2016, the Federal Reserve raised the target range for the federal funds rate to  3⁄4 percent and indicated that the increase notwithstanding, the stance of monetary policy remains accommodative, thereby supporting a policy aimed at further strengthening in the labor market and a return to two percent inflation. The Federal Reserve further indicated that it expects economic conditions to evolve in a manner which will warrant only gradual further increases in the federal funds rate. The Federal Reserve also indicated that it intended to continue its policy of holding longer-

term agency and Treasury securities at sizeable levels to help maintain accommodative financial conditions. The degree to which the Federal Reserve will continue its accommodative monetary policies, and the timing of any easing of those policies, will depend upon the Federal Reserve’s judgments regarding labor market conditions and the overall economic outlook, and are, therefore, subject to continuing uncertainty.

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

Bank regulatory authorities and investors generally view significant loan concentrations within any particular industry as carrying higher inherent risk than a loan portfolio without any significant concentration in one industry. We have a significant concentration of loans to dental professionals which represented 20.30% in principal amount of our total loan portfolio at December 31, 2016 (see Note 5 in the Notes to Consolidated Financial Statements included in this Form 10-K). While we apply credit practices which we believe to be prudent to these loans as well as all the other loans in our portfolio, due to our concentration in dental lending, we are exposed to the general risks of industry concentration, which include adverse market factors impacting that industry alone or disproportionately to other industries. In addition, bank regulatory authorities may in the future require us to limit additional lending in the dental industry if they have concerns that our concentration in that industry creates significant risks, which in turn could limit our ability to pursue new loans in an area where we believe we currently have a competitive advantage.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2016, our nonperforming loans (which include all nonaccrual loans, net of government guarantees) were 0.51% of the loan portfolio. At December 31, 2015, our nonperforming assets (which include foreclosed real estate) were 0.85% of total assets. Nonperforming loans and assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur losses relating to nonperforming assets. We generally do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, less estimated selling expenses, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors which can be detrimental to the performance of their other responsibilities. Any significant future increase in nonperforming assets could have a material adverse effect on our business, financial condition and results of operations.

We may not have the ability to continue paying dividends on our common stock at current or historic levels.

On January 26, 2017, we announced a quarterly cash dividend of $0.11 per share, payable to shareholders on February 23, 2017. For the year ended December 31, 2016, the Company paid $0.44 per share in dividends and has historically declared dividends quarterly. Our ability to pay dividends on our common stock depends on a variety of factors. It is possible in the future that we may not be able to continue paying quarterly dividends commensurate with historic levels, if at all. As a holding company, a substantial portion of our cash flow typically comes from dividends our bank subsidiary pays to us. Cash dividends will depend on sufficient earnings to support them and adherence to bank regulatory requirements. If the Bank is not able to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations and prospects.

Changes in accounting standards could materially impact our financial statements.

From time to time, the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements or new interpretations of existing standards emerge as standard industry practice. These changes can be very difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, resulting in our restating prior period financial statements.

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

In addition, as a condition to membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2016, we had stock in the FHLB totaling $5,423. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. As of December 31, 2016, we did not recognize an impairment charge related to our FHLB stock holdings. Future negative changes to the financial condition of the FHLB could require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our reported earnings.

At December 31, 2016, we had $61,401 of goodwill on our balance sheet. In accordance with GAAP, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of qualitative and quantitative factors, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant entity-specific events. The last impairment test was performed at December 31, 2016. At December 31, 2016, we did not recognize an impairment charge related to our goodwill. Future evaluations of goodwill may result in findings of impairment and write-downs, which would impact our operating results and could be material.

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

Under the applicable Federal regulatory guidance, financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. In addition, the financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyberattack involving destructive malware. A financial institution is also expected to develop appropriate processes that enable recovery of data and business operations and that address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyberattack. A financial institution which fails to observe the regulatory guidance could be subject to various regulatory sanctions, including financial sanctions.

The Federal bank regulators have also issued a cybersecurity assessment tool, the output of which can assist a financial institution’s senior management and board of directors in assessing the institution’s cybersecurity risk and preparedness. The first part of the assessment tool is the inherent risk profile, which aims to assist management in determining an institution’s level of cybersecurity risk. The second part of the assessment tool is cybersecurity maturity, which is designed to help management assess whether their controls provide the desired level of preparedness. The Federal bank regulators utilize the assessment tool as part of their examination process when evaluating financial institutions’ cybersecurity preparedness in information technology and safety and soundness examinations and inspections. Failure to effectively utilize this tool could result in regulatory criticism. Significant resources may be required to adequately implement the tool and address any assessment concerns regarding preparedness. Management conducted an initial cyber-security assessment using this tool and expects to perform additional periodic assessments to facilitate the identification and remediation of any concerns regarding our cyber-security preparedness.

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

We regularly evaluate potential acquisitions and expansion opportunities. We have in the past, and may in the future, seek to expand our business by acquiring other businesses which we believe will enhance our business. We cannot predict the frequency, size or timing of our acquisitions, as this will depend on the availability of prospective target opportunities at valuation levels we find attractive and the competition for such opportunities from other parties. There can be no assurance that our acquisitions will have the anticipated positive results, including results related to: the total cost of integration; the retention of key personnel; the time required to complete the integration; the amount of longer-term cost savings; continued growth; or the overall performance of the acquired company or combined entity. We also may encounter difficulties in obtaining required regulatory approvals and unexpected contingent liabilities can arise from the businesses we acquire or other business combinations we enter into. Further, the asset quality or other financial characteristics of a business or assets we may acquire may deteriorate after an acquisition agreement is signed or after an acquisition closes, which could result in impairment or other expenses and charges which would reduce our operating results. Integration of an acquired business can be complex and costly. If we are not able to integrate successfully past or future acquisitions, there is a risk that results of operations could be adversely affected. To the extent that we grow through acquisitions, there is a risk that we will not be able to adequately or profitably manage this growth. In addition, we may sell or restructure portions of our business. Any divestitures or restructuring may result in significant expenses and write-offs, which would have a material adverse effect on our business, results of operations and financial condition, and may involve additional risks, including difficulties in obtaining any required regulatory approvals, the diversion of management’s attention from other business concerns, the disruption of our business and the potential loss of key employees. We may not be successful in addressing these or any other significant risks encountered in connection with any acquisition or divestitures we might make.

We may issue additional capital in the future, which could dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.

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

The principal properties of the Company are comprised of the banking facilities owned by the Bank. At December 31, 2016 the Bank operated 15 full-service facilities and two loan production offices. The Bank owns a total of eight buildings and, with the exception of three of those buildings, owns the land on which these buildings are situated. Significant properties owned by the Bank are as follows:

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

On August 23, 2013, a putative class action lawsuit (“Class Action”) was filed in the Circuit Court of the State of Oregon for the County of Multnomah on behalf of individuals who placed money with Berjac of Oregon and Berjac of Portland (collectively, “Berjac”). The Berjac entities merged and the surviving company, Berjac of Oregon, is currently in Chapter 7 bankruptcy. The Class Action complaint, which has been amended several times, currently asserts three claims against PCB, Fred “Jack” W. Holcomb, Holcomb Family Limited Partnership, Jones & Roth, P.C., and Umpqua Bank, as defendants. The lawsuit asserts that PCB is jointly and severally liable for materially aiding or participating in Berjac’s sales of securities in violation of the Oregon Securities Law. Claimants seek the return of the money placed with Berjac of Oregon and Berjac of Portland, plus interest, and costs and attorneys’ fees. The current version of the complaint seeks $100 million in damages from all defendants.

On August 28, 2015, the court-appointed bankruptcy trustee for Berjac of Oregon filed an adversary complaint (“Trustee’s Lawsuit”) in the U.S. Bankruptcy Court for the District of Oregon alleging that The Company, The Bank, Umpqua Bank, Century Bank and Summit Bank provided lines of credit that enabled continuation of the alleged Ponzi scheme operated by Berjac of Oregon and the two partners of the pre-existing Berjac general partnerships, Michael Holcomb and Gary Holcomb. The Company acquired Century Bank on February 1, 2013. The Trustee’s Lawsuit was transferred from the U.S. Bankruptcy Court to the U.S. District Court for the District of Oregon (Eugene Division).

In addition to seeking an award of punitive damages, the trustee is asserted fraudulent transfer law and unjust enrichment in an effort to recover payments made by Berjac to Century Bank and PCB. Among other claims for relief, the trustee is sought the disgorgement of monies advanced to the Holcomb Family Limited Partnership by Century Bank and returned to the estate by court order following the post-petition cash collateral hearing, and of monies received by PCB from the proceeds of the sale of stock held by the Holcomb Family Limited Partnership and securing one of the lines of credit previously held by Century Bank. The trustee also asserted a claim for alleged aiding and abetting of breaches of duties owed to Berjac. The complaint in the Trustee’s Lawsuit indicated the range of damages sought by the trustee which included, among other claims for relief, an award of punitive damages not to exceed $10 million, recovery of payments associated with allegedly fraudulent transfers totaling up to approximately $55.3 million, including up to $20.7 million from Century Bank and up to $7.7 million from PCB.

On November 16, 2016, the U.S. District Court judge stayed all deadlines in the Trustee’s Lawsuit and all parties were ordered to participate in a judicial settlement conference. The judicial settlement conference sessions were held on February 18, 2016 and April 20, 2016. At the April 20, 2016, settlement conference, PCB reached a tentative settlement of the Class Action and the Trustee’s Lawsuit. Per the December 2, 2016 Trustee’s Motion and Notice of Intent to Settle and Compromise Adversary Proceeding (“Motion”), and subsequently ordered by District Court Judge Aiken on December 6, the settlement and compromise between PCB and the Trustee was to be deemed effective without further order within 23 days unless a written objection to the Trustee’s Motion was filed and served on the Trustee. No written objection was filed, and PCB is informed that no written objection was served on the Trustee. Accordingly, final approval of the settlement of the Trustee’s Action was effective December 29, 2016. The state Circuit Court gave final approval of the settlement of the Class Action at a hearing on January 6, 2017. The settlement is not expected to have a material adverse effect on PCC’s financial condition.

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

Market Information and Shareholders

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “PCBK”. At February 28, 2017, the Company had 22,665,881 shares of common stock outstanding held by approximately 3,181 beneficial shareholders.

The high, low and closing sales prices (based on daily closing price) for the last eight quarters are shown in the table below.

YEAR	2016				2015
QUARTER	Fourth	Third	Second	First	Fourth	Third	Second	First
Market value:
High	$22.05	$16.85	$17.02	$16.39	$16.11	$13.63	$13.95	$13.81
Low	16.50	14.48	15.03	13.78	13.10	12.63	12.74	12.64
Close	21.85	16.82	15.71	16.13	14.88	13.31	13.53	13.22

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

YEAR	2016				2015
QUARTER	Fourth	Third	Second	First	Fourth	Third	Second	First
Cash dividend	$0.11	$0.11	$0.11	$0.11	$0.11	$0.11	$0.10	$0.10

Dividend payout ratio	36.67%	47.83%	84.62%	37.93%	39.29%	40.74%	38.46%	62.50%

Equity Compensation Plan Information

	Year Ended December 31, 2016
	Number of shares to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights (2) (3)	Number of shares remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders(1)	664,952	$13.92	408,474
Equity compensation plans not approved by security holders	—	—	—

Total	664,952	$13.92	408,474

(1)	Under the Company’s respective equity compensation plans, the Company may grant incentive stock options and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to its employees and directors; however, only employees may receive incentive stock options.
(2)	Amounts have been adjusted to reflect stock splits and stock dividends subsequent to initial issuance of instruments.
(3)	Weighted average exercise price is based on equity grants which have an exercise price.

Share Repurchase Plan

On July 27, 2015, the Company adopted a repurchase plan providing for authority to purchase up to five percent of the Company’s outstanding shares. There were no shares repurchased under the plan during the twelve months ended December 31, 2016.

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

	Period Ended
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Pacific Continental Corporation	100.00	113.77	197.85	184.82	200.12	302.06
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
SNL Bank $1B-$5B	100.00	123.31	179.31	187.48	209.86	301.92

The above graph and following table compares the total cumulative shareholder return on the Company’s Common Stock, based on reinvestment of all dividends, to the cumulative total returns of the Russell 2000 Index and SNL Securities $1 Billion to $5 Billion Bank Asset Size Index. The graph assumes $100 invested on December 31, 2011, in the Company’s Common Stock and each of the indices.

ITEM 6	Selected Financial Data

Selected financial data for the past five years is shown in the table below.

(Dollars in thousands, except for per share data)

	For the year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Net interest income	$83,711	$69,800	$57,448	$56,139	$50,076
Provision for loan losses	5,450	1,695	—	250	1,900
Noninterest income	7,817	6,625	4,995	5,826	5,741
Noninterest expense	56,593	45,890	37,729	40,732	35,105
Income tax expense	9,709	10,089	8,672	7,216	6,159
Net income	19,776	18,751	16,042	13,767	12,653
Cash dividends	8,983	8,041	12,308	13,050	5,588
Per common share data
Net income:
Basic	$0.96	$0.97	$0.90	$0.77	$0.70
Diluted	0.95	0.97	0.89	0.76	0.69
Regular cash dividends	$0.44	$0.42	$0.40	$0.36	$0.24
Special cash dividends	—	—	0.29	0.37	0.07

Total dividends	$0.44	$0.42	$0.69	$0.73	$0.31
Book value	$12.11	$11.15	$10.39	$10.01	$10.28
Tangible book value(1)	8.99	8.94	9.07	8.69	9.05
Market value, end of year	21.85	14.88	14.18	15.94	9.73
At year end
Assets	$2,541,437	$1,909,478	$1,504,325	$1,449,726	$1,373,487
Gross loans (2)	1,857,767	1,404,482	1,045,021	993,845	870,416
Allowance for loan losses	(22,454)	(17,301)	(15,637)	(15,917)	(16,345)
Available-for-sale securities	470,996	366,598	351,946	347,386	389,885
Core deposits (3)	2,035,067	1,533,942	1,110,861	990,315	938,629
Total deposits	2,148,103	1,597,093	1,209,093	1,090,981	1,046,154
Shareholders’ equity	273,755	218,491	184,161	179,184	183,381
Tangible equity (1)	203,373	175,332	160,666	155,568	161,350
Average for the year
Assets	$2,159,411	$1,782,832	$1,477,060	$1,433,213	$1,317,094
Earning assets	2,006,472	1,653,898	1,372,407	1,323,281	1,214,719
Gross loans (2)	1,573,331	1,270,129	1,025,889	959,873	832,787
Allowance for loan losses	(18,999)	(16,142)	(15,707)	(16,492)	(16,132)
Available-for-sale securities	416,138	378,747	348,049	365,889	384,810
Core deposits (3)	1,705,556	1,406,168	1,031,140	967,592	877,256
Total deposits	1,794,194	1,475,815	1,132,428	1,074,166	972,854
Interest-paying liabilities	1,211,517	1,049,248	913,018	912,022	833,680
Shareholders’ equity	240,205	208,500	181,762	180,857	181,475
Financial ratios
Return on average:
Assets	0.92%	1.05%	1.09%	0.96%	0.96%
Equity	8.23%	8.99%	8.83%	7.61%	6.97%
Tangible equity (1)	10.50%	11.14%	10.14%	8.75%	7.94%
Avg shareholders’ equity / avg assets	11.12%	11.69%	12.31%	12.62%	13.78%
Dividend payout ratio	46.32%	43.30%	77.53%	96.05%	44.93%
Regulatory Capital
Tier I capital (to leverage assets)	9.01%	9.93%	11.33%	11.49%	12.33%
Common equity tier I capital (to risk weighted assets)(4)	9.52%	10.97%	NA	NA	NA
Tier I capital (to risk weighted assets)	10.08%	11.47%	14.48%	14.90%	16.90%
Total capital (to risk weighted assets)	12.69%	12.58%	15.73%	16.15%	18.15%

(1)	Tangible book value per share and tangible equity exclude goodwill and core deposit intangibles related to acquisitions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Results of Operations Overview” in this Form 10-K for a reconciliation of non-GAAP financial measures.
(2)	Outstanding loans include loans held for sale and net deferred fees.
(3)	Core deposits include all demand, interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.
(4)	The Common equity Tier I capitl ratio was established under the Basel Committee’s final rules. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Capital Resources”, and “Business”— Supervision regarding the final Basel III rules.

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

HIGHLIGHTS

	2016	2015	% Change 2016 vs. 2015	2014	% Change 2015 vs. 2014
	(in thousands, except per share data)
Net income	$19,776	$18,751	5.47%	$16,042	16.89%
Operating revenue (1)	91,528	76,425	19.76%	62,443	22.39%
Earnings per share
Basic	$0.96	$0.97	-1.03%	$0.90	7.78%
Diluted	$0.95	$0.97	-2.06%	$0.89	8.99%
Assets, period-end	$2,541,437	$1,909,478	33.10%	$1,504,325	26.93%
Gross loans, period-end (2)	1,859,787	1,406,012	32.27%	1,046,011	34.42%
Core deposits, period-end (3)	2,035,067	1,533,942	32.67%	1,110,861	38.09%
Deposits, period-end	2,148,103	1,597,093	34.50%	1,209,093	32.09%
Return on average assets	0.92%	1.05%		1.09%
Return on average equity	8.23%	8.99%		8.83%
Return on average tangible equity (4)	10.50%	11.14%		10.14%
Avg shareholders’ equity / avg assets	11.12%	11.69%		12.31%
Dividend payout ratio	46.32%	43.30%		77.53%
Net interest margin (5)	4.29%	4.32%		4.27%
Efficiency ratio	61.13%	59.22%		59.41%

(1)	Operating revenue is defined as net interest income plus noninterest income.
(2)	Excludes net deferred fees and allowance for loan losses.
(3)	Defined by the Company as demand, interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.
(4)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions.
(5)	Presentation of net interest margin for all periods reported has been adjusted to a tax- equivalent basis using a 35% tax rate.

Merger

On January 9, 2017, Pacific Continental entered into a definitive agreement to merge with Columbia Banking System, Inc., headquartered in Tacoma, Washington. Upon completion of the merger, the combined company will operate under the Columbia Bank name and brand. The agreement was approved by the Board of Directors of each company. Closing of the transaction, which is expected to occur in mid-2017, is contingent on shareholder approval and receipt of necessary regulatory approvals, along with satisfaction of other customary closing conditions.

Results of Operations—Overview

The Company recorded net income of $19,776 for the year ended 2016, an improvement of $1,025 or 5.47% over the prior year. The results for 2016 and 2015 included $4,934 and $1,836, respectively, in merger-related expenses associated with the 2016 acquisition of Foundation Bank Bancorp, Inc. (“Foundation”) and the 2015 acquisition of Capital Pacific Bancorp. Improvement in 2016 net income over 2015 was due to increased revenues, specifically net interest income. A portion of the improvement in net interest income was offset by increased loan loss provision, higher noninterest expenses, primarily personnel expense, and merger-related expenses. The Company recorded $5,450 in provision for loan losses in 2016 compared to $1,695 in 2015. This increase was primarily due to a high level of growth in organic loans, however the bank did experience some small credit deterioration, related to a downgrade of one dental relationship.

The Company recorded net income of $18,751 for the year ended 2015, an improvement of $2,709 or 16.89% over the prior year. The results for 2015 and 2014 included $1,836 and $470, respectively, in merger-related expenses associated with the acquisition of Capital Pacific Bancorp. Improvement in 2015 net income over 2014 was due to increased revenues, specifically net interest income. The increase in net interest income was attributable to an increase in organic loans and improvement in the yield on the securities portfolio. The Company made $1,695 in provision for loan losses in 2015 compared to no provision in 2014. This increase was primarily attributable to portfolio growth as the bank experienced a reduction in classified assets and nonperforming loans.

Year-end assets at December 31, 2016, were $2,541,437, up $631,959 or 33.10% from December 31, 2015, asset totals. Growth in assets was mainly due to an increase in outstanding gross loans of $453,775, which included $270,533 of loans acquired in the Foundation acquisition. Total assets also grew $27,223 due to the goodwill and core deposit intangible associated with the Foundation acquisition. The Company experienced a typical seasonal core deposit pattern in 2016 with deposit outflows occurring during the first half of the year followed by growth in core deposits during the second half of the year. Outstanding core deposits were $2,035,067 at December 31, 2016, up $501,125 or 32.67% over the prior year-end. A portion of this growth was related to the Foundation acquisition, with acquired core deposits totaling $396,509 at September 6, 2016. The remainder of the core deposit growth was due to new relationships or growth in existing relationships in the bank’s current markets. Growth in the Company’s demand deposits accounted for $290,308 of the increase in core deposits and was up 51.05% over December 31, 2015, outstanding demand deposits.

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

The following table presents a reconciliation of total shareholders’ equity to tangible equity.

	December 31,
	2016	2015	2014
	(in thousands, except per share data)
Total shareholders’ equity	$273,755	$218,491	$184,161
Subtract:
Goodwill	(61,401)	(39,255)	(22,881)
Core deposit intangibles	(8,981)	(3,904)	(614)

Tangible shareholders’ equity (non-GAAP)	$203,373	$175,332	$160,666

Book value	$12.11	$11.15	$10.39
Tangible book value (non-GAAP)	$8.99	$8.94	$9.07

	December 31,
	2016	2015	2014
Average Total shareholders’ equity	$241,721	$209,943	$181,762
Subtract:
Average goodwill	(46,304)	(35,216)	(22,881)
Average core deposit intangibles	(5,459)	(3,467)	(674)

Average Tangible shareholders’ equity (non-GAAP)	$189,958	$171,260	$158,207

Return on average equity	8.23%	8.99%	8.83%
Return on average tangible equity (non-GAAP)	10.50%	11.14%	10.14%

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

Goodwill and Intangible Assets

At December 31, 2016, the Company had a recorded balance of $61,401 in goodwill from the November 30, 2005, acquisition of Northwest Business Financial Corporation (“NWBF”), the February 1, 2013, acquisition of Century Bank, the March 6, 2016 acquisition of Capital Pacific Bank and the September 6, 2016 acquisition of Foundation Bank. In addition, at December 31, 2016, the Company had $8,981 of core deposit intangible assets resulting from the acquisition of Century Bank, Capital Pacific Bank and Foundation Bank. The Century Bank core deposit intangible was determined to have an expected life of seven years, and is being amortized over that period using the straight-line method. The Century Bank core deposit intangible will be fully amortized in January 2020. The Capital Pacific Bank core deposit intangible was determined to have an expected life of ten years, and is being amortized over that period using the straight-line method. The Capital Pacific Bank core deposit intangible will be fully amortized in February 2025. The Foundation Bank core deposit intangible was determined to have an expected life of ten years, and is being amortized over that period using the straight-line method, and will be fully amortized in August 2026. In accordance with GAAP, the Company does not amortize goodwill or other intangible assets with indefinite lives but instead periodically tests these assets for impairment. Management performs an impairment analysis of the intangible assets with indefinite lives at least annually, but more frequently if an impairment triggering event is deemed to have occurred. The last impairment test was performed at December 31, 2016, at which time no impairment was determined to exist.

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

The following two tables follow which analyze the changes in net interest income for the years 2016, 2015 and 2014. Table I, “Average Balance Analysis of Net Interest Income,” provides information with regard to average balances of assets and liabilities as well as associated dollar amounts of interest income and interest expense, relevant average yields or rates, and net interest income as a percent of average earning assets. Net interest income and the net interest margin for all periods reported have been adjusted to a tax-equivalent basis using a 35.00% tax rate. Table II, “Analysis of Changes in Interest Income and Interest Expense,” shows the increase (decrease) in the dollar amount of interest income and interest expense and the differences attributable to changes in either volume or rates.

Table I

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Twelve Months Ended			Twelve Months Ended			Twelve Months Ended
	December 31, 2016			December 31, 2015			December 31, 2014
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest-earning assets
Federal funds sold and interest-bearing deposits	$30,032	$154	0.51%	$13,869	$34	0.25%	$3,926	$10	0.25%
Federal Home Loan Bank stock	5,970	141	2.36%	7,294	50	0.69%	10,250	10	0.10%
Securities available-for-sale:
Taxable	341,832	7,601	2.22%	305,850	6,482	2.12%	276,625	6,181	2.23%
Tax-exempt (1)	74,306	2,988	4.02%	72,898	3,040	4.17%	71,424	3,032	4.25%
Loans, net of deferred fees and allowance (2)
Taxable	1,497,320	77,735	5.19%	1,223,763	64,557	5.28%	1,004,438	53,627	5.34%
Tax-exempt (3)	57,012	3,645	6.39%	30,224	1,749	5.79%	5,744	350	6.09%

Total interest-earning assets	2,006,472	92,264	4.60%	1,653,898	75,912	4.59%	1,372,407	63,210	4.61%
Non earning assets
Cash and due from banks	27,974			22,536			18,506
Premises and equipment	19,167			17,822			18,324
Goodwill & intangible assets	51,842			40,183			23,556
Interest receivable and other	53,956			48,393			44,267

Total nonearning assets	152,939			128,934			104,653

Total assets	$2,159,411			$1,782,832			$1,477,060

Interest-bearing liabilities
Money market and NOW accounts	$866,683	$(2,281)	-0.26%	$747,918	$(1,956)	-0.26%	$543,116	$(1,491)	-0.27%
Savings deposits	72,012	(157)	-0.22%	60,185	(74)	-0.12%	51,164	(67)	-0.13%
Time deposits—core	65,724	(245)	-0.37%	79,798	(309)	-0.39%	60,685	(326)	-0.54%

Total interest-bearing core deposits (4)	1,004,419	(2,683)	-0.27%	887,901	(2,339)	-0.26%	654,965	(1,884)	-0.29%
Non-core time deposits	88,638	(1,164)	-1.31%	69,647	(975)	-1.40%	101,288	(1,368)	-1.35%
Interest-bearing repurchase agreements	655	—	0.00%	—	—	0.00%	—	—	0.00%
Federal funds and overnight funds purchased	776	(8)	-1.03%	1,555	(11)	-0.71%	2,053	(14)	-0.68%
Federal Home Loan Bank borrowings	90,313	(954)	-1.06%	81,897	(885)	-1.08%	146,464	(1,088)	-0.74%
Subordinated debentures	17,506	(1,143)	-6.53%	—	—	0.00%	—	—	0.00%
Junior subordinated debenture	9,210	(279)	-3.03%	8,248	(226)	-2.74%	8,248	(225)	-2.73%

Total interest-bearing wholesale funding	207,098	(3,548)	-1.71%	161,347	(2,097)	-1.30%	258,053	(2,695)	-1.04%

Total interest-bearing liabilities	1,211,517	(6,231)	-0.51%	1,049,248	(4,436)	-0.42%	913,018	(4,579)	-0.50%
Noninterest-bearing liabilities
Demand deposits	701,137			518,267			376,175
Interest payable and other	6,552			6,817			6,105

Total noninterest liabilities	707,689			525,084			382,280

Total liabilities	1,919,206			1,574,332			1,295,298
Shareholders’ equity	240,205			208,500			181,762

Total liabilities and shareholders’ equity	$2,159,411			$1,782,832			$1,477,060

Net interest income		$86,033			$71,476			$58,631

Net interest margin (1)(3)		4.29%			4.32%			4.27%

(1)	Tax-exempt securities income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1,046, $1,064, and $1,061 for the twelve months ended December 31, 2016, 2015, and 2014, respectively. Net interest margin was positively impacted by 5, 6 and 8 basis points, respectively.
(2)	Interest income includes recognized loan origination fees of $1,091, $702, and $574 for the twelve months ended December 31, 2016, 2015, and 2014, respectively.
(3)	Tax-exempt loan income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1,276, $612, and $122 for the twelve months ended December 31, 2016, 2015, and 2014, respectively. Net interest margin was positively impacted by 6, 4, and 1 basis points, respectively.
(4)	Defined by the Company as interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.

Table II

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	2016 compared to 2015			2015 compared to 2014
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$40	$80	$120	$25	$(1)	$24
Federal Home Loan Bank stock	(9)	100	91	(3)	43	40
Securities available-for-sale:
Taxable	763	356	1,119	653	(352)	301
Tax-exempt (1)	59	(111)	(52)	63	(55)	8
Loans, net of deferred fees and allowance
Taxable	14,431	(1,253)	13,178	11,710	(780)	10,930
Tax-exempt (2)	1,551	345	1,896	1,492	(93)	1,399

Total interest-earning assets	$16,835	$(483)	$16,352	$13,940	$(1,238)	$12,702

Interest paid on:
Money market and NOW accounts	$311	$14	$325	$562	$(97)	$465
Savings deposits	15	68	83	12	(5)	7
Time deposits—core (3)	(54)	(10)	(64)	103	(120)	(17)

Total interest-bearing core deposits	272	72	344	677	(222)	455
Non-core time deposits	266	(77)	189	(427)	34	(393)
Interest-bearing repurchase agreements	—	—	—	—	—	—
Federal funds and overnight funds purchased	(6)	3	(3)	(3)	—	(3)
Federal Home Loan Bank borrowings	91	(22)	69	(480)	277	(203)
Subordinated debentures	—	1,143	1,143	—	—	—
Junior subordinated debenture	26	27	53	—	1	1
Total interest-bearing wholesale funding	377	1,074	1,451	(910)	312	(598)

Total interest-bearing liabilities	649	1,146	1,795	(233)	90	(143)

Net interest income	$16,186	$(1,629)	$14,557	$14,173	$(1,328)	$12,845

(1)	Tax-exempt securities income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1,046, $1,064, and $1,061 for the twelve months ended December 31, 2016, 2015, and 2014, respectively. Net interest margin was positively impacted by 5, 6 and 8 basis points, respectively.
(2)	Tax-exempt loan income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1,276, $612, and $122 for the twelve months ended December 31, 2016, 2015, and 2014, respectively. Net interest margin was positively impacted by 6, 4, and 1 basis points, respectively.
(3)	Defined by the Company as interest checking, money market, savings and local non-public time deposits, including local non-public time deposits in excess of $100.

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

Reconciliation of Adjusted Net Interest Income to Net Interest Income

	December 31,
	2016	2015	2014
	(in thousands, except per share data)
Tax equivalent net interest income (1)	$86,033	$71,476	$58,631
Subtract
Century Bank accretion	125	341	527
Capital Pacific Bank accretion	1,090	1,950	—
Foundation Bank accretion	2,471	—	—
Interest recoveries on nonaccrual loans	—	—	100
Prepayment penalties on loans	737	133	187
Prepayment penalties on brokered deposits	(61)	(54)	—

Adjusted net interest income (non-GAAP)	$81,671	$69,106	$57,817

Average earning assets	$2,006,472	$1,653,898	$1,372,407
Net interest margin	4.29%	4.32%	4.27%
Core net interest margin (non-GAAP)	4.07%	4.18%	4.21%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of $2,322, $1,676 and $1,183 for the twelve months ended December 31, 2016, 2015, and 2014, respectively.

Nonrecurring items outlined above added 22 and 14 basis points to the 2016 and 2015 net interest margins, respectively. When comparing non-GAAP core net interest margin, we saw a decrease of 11 basis points from 4.18% in 2015 to 4.07% in 2016.

2016 Compared to 2015

The net interest margin for the year 2016 was 4.29%, representing a decrease of 3 basis points from the 4.32% net interest margin reported for 2015. The decrease was primarily attributable to a decrease in the yield on earning assets in addition to an increase in the cost of wholesale deposits.

The yield on taxable loans dropped 8 basis points from 2015 to 2016, which is after the inclusion of $1,952 in nonrecurring interest income, primarily attributable to accretion on the acquired loan portfolios. Without the inclusion of the nonrecurring interest income, the yield on our taxable loan portfolio would have been 5.06%, which represented a reduction of 21 basis points from the prior year. Accretion income relating to the acquired portfolios is recognized in interest income using the interest method for amortizing loans, and on a straight-line basis for lines of credit. It is typical for accretion income to be higher toward the beginning of an acquired portfolio’s life and begin to reduce as loans pay off, refinance, or balances reduce due to standard amortization. At December 31, 2016, the acquired loan portfolios had a remaining balance of $11,297 related to the purchased fair value discount for credit and interest rate. In addition to a decrease in the taxable portion of the loan portfolio, we saw an increase in the yield on tax exempt loans. The increase was primarily attributable to the Company’s involvement with the Oregon SNAP bond program financing, which in many cases has fixed rate financing for a ten year period. This extended maturity led to an increase in the yield on the tax exempt portfolio.

During 2016 the cost of interest-bearing core deposits increased by 1 basis point, which was primarily attributable to the increased cost of the Foundation acquired deposits. Typically, following an acquisition the Bank will grant temporary rate variances to allow bankers time to determine which variances, if any need to remain. In addition, the Bank saw an increase in the cost of wholesale funding of 0.41%. The increase was attributable to the cost of the subordinated debenture, which was issued at the end of June 2016, in conjunction with the planned acquisition of Foundation Bank and the acquisition of Foundation Bank’s junior subordinated debenture.

The year ended December 31, 2016, rate/volume analysis in Table II shows that interest income including loan fees increased by $16,351 over 2015. Higher volume, primarily higher loan volume, resulted in an increase of $16,834 in interest income in 2016, which was partially offset by a $483 decline in interest income due to lower rates on loans. The reduction in income due to lower rates would have been greater if the Bank did not recognize accretion income of $3,686, as a result of the three prior acquisitions. The rate/volume analysis shows that interest expense for the year 2016 increased by $1,798. An increase in the interest paid on wholesale funding of $1,454 was primarily attributable to interest expense on the subordinated debenture, which was entered into in June 216. Overall, changes in the volume mix increased interest expense by $649 in 2016, while higher rates on interest-bearing liabilities increased interest expense by $1,146.

2015 Compared to 2014

The net interest margin for the year 2015 was 4.32%, representing an increase of 5 basis points from the 4.27% net interest margin reported for 2014. Table I shows earning asset yields declined by 3 basis points from 4.61% in 2014 to 4.59% in 2015, which was more than offset by the decrease in the cost of interest bearing liabilities from 0.50% in 2014 to 0.42% in 2015.

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

The Company made $5,450 in provision for loan losses in 2016, compared to $1,695 in 2015. The increase in the 2016 provision was due to loan growth, and some credit deterioration associated with a few customer relationships. The Bank’s organic loan portfolio grew by $183,242 during 2016, which is excluding the $270,533 of loans acquired in the Foundation Bank acquisition, which are purchased net of their credit and interest fair value adjustments and only included in our provision to the extent their reserve exceeds the remaining credit related fair value discount. Of the $5,450 in 2016 provision for loan losses, $783 was allocated to the acquired portfolios. Net loan charge offs for the year 2016 were $297 compared to $31 in 2015.

	December 31,
	2016	2015	2014
Substandard contingent liabilities	$1,026	$726	$562
Impaired loans (less government guarantees)	18,074	8,451	6,032
Substandard loans (less government guarantees)	24,821	23,834	22,451
Classified securities	1,338	1,517	1,879
Other real estate owned	12,068	11,747	13,374

Classified Assets	$57,327	$46,275	$44,298

Tier 1 Capital	$221,346	$183,600	$164,864
Allowance for Loan Losses	22,454	17,301	15,637

	$243,800	$200,901	$180,501

Classified Asset Ratio	23.51%	23.03%	24.54%

When comparing December 31, 2016 to December 31, 2015, the Bank saw an increase in classified assets of $13,029, which translated into a classified asset ratio increase of 0.48%. This increase primarily related to the acquisition of Foundation Bank, which added approximately $20,256 in classified assets at the close of the acquisition. The Bank’s organic loan portfolio continued to see resolutions of classified assets. When excluding the acquired substandard loans the Bank’s organic substandard loans decreased by $9,204. This trend is indicative of past years where the classified asset totals are temporarily raised following an acquisition, but through resolution efforts by the Bank’s special assets group totals begin to lower following the acquisition.

Nonperforming Assets

At December 31, 2016, the Company had $21,547 in nonperforming assets, net of government guarantees, or 0.85% of total assets, compared to $14,466 or 0.76% of total assets at December 31, 2015. The schedule below provides a more detailed breakdown of nonperforming assets by loan type:

NONPERFORMING ASSETS

	December 31,
	2016	2015
Nonaccrual loans
Real estate secured loans:
Permanent loans:
Multi-family residential	$—	$—
Residential 1-4 family	1,294	733
Owner-occupied commercial	1,605	2,369
Nonowner-occupied commercial	3,374	790

Total permanent real estate loans	6,273	3,892
Construction loans:
Multi-family residential	—	—
Residential 1-4 family	—	53
Commercial real estate	—	—
Commercial bare land and acquisition & development	—	—
Residential bare land and acquisition & development	—	—

Total real estate construction loans	—	53

Total real estate loans	6,273	3,945
Commercial loans	5,560	1,564
Consumer loans	—	—

Total nonaccrual loans	11,833	5,509
90 days past due and accruing interest	—	—

Total nonperforming loans	11,833	5,509
Nonperforming loans guaranteed by government	(2,354)	(2,790)

Net nonperforming loans	9,479	2,719
Other real estate owned	12,068	11,747

Total nonperforming assets, net of guaranteed loans	$21,547	$14,466

Net nonperforming loans to net outstanding loans	0.51%	0.19%
Net nonperforming assets to total assets	0.85%	0.76%

Nonperforming assets at December 31, 2016, consisted of $9,479 of nonaccrual loans (net of $2,354 in government guarantees) and $12,068 of other real estate owned. Total nonperforming assets at December 31, 2016, were up $7,081 from nonperforming assets at December 31, 2015, as the Company acquired nonperforming assets in the Foundation Bank acquisition. At December 31, 2016, dental nonperforming assets totaled $2,067, up $1,554 from the $513 reported at December 31, 2015. The increase in dental nonperforming assets is primarily attributable to one large relationship, which was placed on nonaccrual during the third quarter of 2016. This relationship is being monitored and reviewed by the Bank’s special assets group and will continue to be evaluated for potential impairment.

Other real estate owned at December 31, 2016, consisted of seven properties, including two properties valued at $1,103 acquired through the Foundation Bank acquisition. Two properties, a commercial land development loan, which contains two separate parcels, a commercial real estate property, and a residential vacation home valued at $9,839, $960 and $1,013 respectively, made up 97.88% of total other real estate owned at December 31, 2016. Subsequent to the end of the year the Company closed a sale of one of its OREO properties, which was valued at $1,013, generating a gain on sale of $3. In addition, the Company is currently under contract for the sale of one of the two parcels of the large commercial real estate property. Timing or completion of the sale cannot currently be determined, however closing is anticipated prior to the end of 2017. While the Company is actively marketing all properties, the location and type of these properties make them susceptible to possible valuation write-downs as new appraisals become available.

The allowance for loan losses at December 31, 2016, was $22,454 (1.21% of gross outstanding loans) compared to $17,301 (1.23% of loans) and $15,637 (1.49% of loans) at the years ended 2015 and 2014, respectively. The reduction in the allowance for loan losses to total loans ratio was primarily due to loans acquired in the Foundation Bank and the Capital Pacific Bank acquisitions, which were booked net of fair value adjustments, including the fair value adjustment for credit and potential losses. At December 31, 2016, the Company had also reserved $548 for possible losses on unfunded loan commitments, which was classified in other liabilities. The 2016 ending allowance included $736 in specific allowance for $12,568 in impaired loans. At December 31, 2015, the Company had $8,800 in impaired loans with a specific allowance of $175 assigned.

The dental allowance for loan losses at December 31, 2016, was $4,713 or 1.25% of dental loans. This is a decrease from the dental allowance of $4,022 or 1.18% of dental loans at December 31, 2015. The increase is primarily attributable to a specific reserve associated with one dental relationship. Historically, the allowance for dental loans was lower than the Bank’s non-dental loans due to a historically low loss experience in the portfolio. For additional information on the dental portfolio statistics, please see Note 6 of the Consolidated Financial Statement in this Form 10-K.

While the Company saw some positive credit trends in 2016, with the exception of the classified assets acquired from Foundation Bank, management cannot predict with certainty the level of the provision for loan losses, the level of the allowance for loans losses, nor the level of nonperforming assets in future quarters. At December 31, 2016, and as shown in this Form 10-K under Note 5 of the Notes to Consolidated Financial Statements, the Company had unallocated reserves of $1,146, representing 5.10% of the total allowance for loan losses. Management believes that the allowance for loan losses at December 31, 2016, is adequate and this level of unallocated reserves was prudent in light of the economic conditions that exist in the Northwest markets the Company serves and the increased growth experienced in the portfolio during the last three quarters of 2016.

Noninterest Income

Noninterest income is derived from sources other than fees and interest on earning assets. The Company’s primary sources of noninterest income are service charge fees on deposit accounts, merchant bankcard activity, and business credit card interchange fees. Below is a summary of noninterest income for 2016, 2015 and 2014.

	Years Ended				Year Ended
	December 31,				December 31,
	2016	2015	change $	change %	2014	change $	change %
Service charges on deposit accounts	$2,876	$2,644	$232	8.77%	$2,134	$510	23.90%
Bankcard Income	1,214	1,029	185	17.98%	951	78	8.20%
Bank-owned life insurance income	702	592	110	18.58%	473	119	25.16%
Net gain (loss) on sale of investment securities	373	672	(299)	-44.49%	(34)	706	-2076.47%
Impairment losses on investment securities (OTTI)	(21)	(22)	1	-4.55%	—	(22)	NA
Other noninterest income	2,673	1,710	963	56.32%	1,471	239	16.25%

	$7,817	$6,625	$1,192	17.99%	$4,995	$1,630	32.63%

2016 Compared to 2015

Noninterest income for the year 2016 was up $1,192 or 17.99% from the same period last year. The increase in noninterest income in 2016 when compared to the prior year was due to 1) increased service charge revenue from the full year impact of the Capital Pacific acquisition, and the additional service charge earned from the Foundation Bank acquisition, 2) increased bankcard income through our Vantiv partnership and 3) increase in other income. The other income category increase was due to many factors, including $327 gain on the early liquidation of a cash flow hedge tied to FHLB borrowing, which was terminated during the fourth quarter. The Bank also booked $157 in other income tied to legal and collection expense incurred by Capital Pacific Bank, prior to the acquisition, which was reimbursed to the Bank. In addition, we experienced a $124 increase in business credit card interchange, primarily tied to increased client usage. In 2016, the Bank changed its business MasterCard product and began offering rewards, which increased users use of the card and interchange revenue.

2015 Compared to 2014

Noninterest income for the year 2015 was up $1,630 or 32.63% from the same period last year. The increase in noninterest income in 2015 when compared to the prior year was due to gains on sales in the securities portfolio, an increase in service charge and increased earnings on bank owned life insurance. During 2015, the Bank sold $52,119 of securities generating a net gain of $672. The security sales were primarily related to a repositioning of the portfolio, which resulted in a gain. The increase in service charges on deposit accounts is partially attributable to an increase in outstanding deposits through the acquisition of Capital Pacific Bank in March 2015 and an increase in account analysis fees effective April 1, 2015. The increase in BOLI earnings related to the BOLI policies acquired through the Capital Pacific Bank acquisition, not an increase in the overall BOLI yield. When comparing 2014 and 2015, the yield on BOLI declined from 2.89% at December 31, 2014, to 2.75% at December 31, 2015, which was reflective of a decrease in the asset yields associated with the policies. The tax equivalent yield on the BOLI policies for the periods ended December 31, 2015 and 2014 were 4.23% and 4.45%, respectively.

Noninterest Expense

Noninterest expense represents all expenses other than the provision for loan losses and interest costs associated with deposits and other interest-bearing liabilities. It incorporates personnel, premises and equipment, data processing and other operating expenses. Below is a summary of noninterest income for 2016, 2015 and 2014.

	Years Ended				Year Ended
	December 31,				December 31,
	2016	2015	change $	change %	2014	change $	change %
Salaries and employee benefits	$31,873	$27,501	$4,372	15.90%	$23,555	$3,946	16.75%
Property and equipment	4,742	4,347	395	9.09%	3,735	612	16.39%
Data processing	3,709	3,259	450	13.81%	2,720	539	19.82%
Business development	2,049	1,640	409	24.94%	1,531	109	7.12%
Legal and professional services	3,297	1,924	1,373	71.36%	1,252	672	53.67%
FDIC insurance assessment	1,089	1,051	38	3.62%	868	183	21.08%
Merger-related expense	4,934	1,836	3,098	168.74%	470	1,366	290.64%
Other real estate expense	(36)	346	(382)	-110.40%	449	(103)	-22.94%
Other noninterest expense	4,936	3,986	950	23.83%	3,149	837	26.58%

	$56,593	$45,890	$10,703	23.32%	$37,729	$8,161	21.63%

2016 Compared to 2015

During 2016 the Bank experienced a significant increase in noninterest expense, in every category, with the exception of other real estate income/expense. The largest area of increase related to salaries and benefits, which was up $4,372 or 15.90% over 2015. The increase was attributable to the full year impact of the 19 FTEs retained through the Capital Pacific acquisition, who were only included in 2015 from the close date of March 6, 2015 through year end. The acquisition of Foundation Bank’s 33 employees were also included in the 2016 salaries and benefits totals from the acquisition close on September 6, 2016, through year end. The Bank also incurred $150 of stock based compensation expense associated with liability based stock awards tied to the Company’s stock price. As the stock price increased significantly during the year, it was necessary to increase the liability. Apart from employee related expenses the Bank saw an increase in legal and professional expenses associated with increased legal expense related to pending litigation and continued legal expense related to the expansion of the Bank’s national dental footprint. The Bank also saw an increase in merger-related expense of $3,098 due to the full cost of the Foundation Bank acquisition being incurred in 2016, compared to a portion of the expenses associated with Capital Pacific Bank posting in 2015.

2015 Compared to 2014

For the year 2015, noninterest expense was up $8,161 or 21.63% from the prior year. When merger expenses relating to the acquisition of Capital Pacific Bank of $1,836 recorded in 2016, and $470 recorded in 2014, are excluded from noninterest expense, the 2016 expense was up $6,795 or 18.24% over 2015. The largest noninterest expense fluctuation was related to salary and benefits expense, which increased $3,946 or 16.75% over the prior year. Of the overall increase in salaries and benefits, $2,606 is attributable to increases in base salary expense associated with 34 FTE positions added during 2016, including 19 employees retained after the Capital Pacific Bank acquisition. The Bank also saw an increase in legal and professional services expense of $672 over the prior year, which was due in part, to a legal recovery booked during 2015 of $300. The Bank also saw an increase in property and equipment of $612, primarily attributable to the addition of the Capital Pacific Bank’s Fox Tower location to the Company’s office network.

BALANCE SHEET

Securities Available-for-Sale

At December 31, 2016, the balance of securities available-for-sale was $470,996, up $104,398 over December 31, 2016. The increase in the securities portfolio during 2016 was primarily due to the acquisition of Foundation Bank, which added approximately $89,000 to the securities total. At December 31, 2016, the portfolio had an unrealized pre-tax loss of $3,886 compared to an unrealized pre-tax gain of $4,341, at December 31, 2016. The decline in the unrealized gain or market value of the securities portfolio during 2016 was due to an increase in the short term interest rates and the market widening of spreads in virtually all investment products. The average life and duration of the portfolio at December 31, 2016, was 4.9 years and 4.4 years respectively, up from 4.1 years and 3.7 years, respectively, at December 31, 2015. At December 31, 2016, securities with an estimated fair value of $28,836 were pledged as collateral for public deposits in Oregon and Washington and for repurchase agreements.

The Company continued to structure the portfolio to provide consistent cash flow and reduce the market value volatility of the portfolio in a rising rate environment in light of the Company’s current liability sensitive position. The portfolio is structured to generate sufficient cash flow to allow reinvestment at higher rates should interest rates move up or to fund loan growth in future periods. In a stable rate environment, approximately $51,730 in cash flow is anticipated over the next twelve months. Going forward, purchases will be dependent upon core deposit growth, loan growth, and the Company’s interest rate risk position.

At December 31, 2016, $1,937, or 0.41% of the total securities portfolio was composed of private-label mortgage-backed securities. During 2016, management booked $21 in other than temporary impairment on this portion of the portfolio. In total, the private label mortgage backed portfolio had a cumulative balance of $270 in other than temporary impairments at December 31, 2016.

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

Loans

At December 31, 2016, outstanding gross loans were $1,859,787, up $453,775 over outstanding loans at December 31, 2015. A summary of outstanding loans by market, including national health care loans, for the years ended December 31, 2016, and December 31, 2015, follows:

	December 31,		2016 vs. 2015
	2016	2015	$ Increase	% Increase
Eugene market gross loans, period-end	$442,556	$379,048	$63,508	16.75%
Portland market gross loans, period-end	747,037	667,995	79,042	11.83%
Puget Sound market gross loans, period-end	405,843	142,104	263,739	185.60%
National health care gross loans, period end	264,351	216,865	47,486	21.90%

Total gross loans, period-end	$1,859,787	$1,406,012	$453,775	32.27%

During 2016, all of the Company’s markets showed growth in outstanding loans over the prior year. Loan growth was strongest in the Puget Sound market, due to the acquisition of Foundation Bank, which added $270,533 to outstanding gross loans and another $183,242 in organic loan growth during 2016. Growth in the Eugene market was primarily concentrated in construction lending, with advances on large owner-occupied construction projects occurring during 2016. Growth in national healthcare loans accounted for $47,486 of the organic loan growth recorded during 2016. At December 31, 2016, the

Company had national healthcare loans in 44 states. The Company defines national healthcare loans as loans to healthcare professionals, primarily dentists located outside of the Company’s primary market area. The Company’s defined market area is within the States of Oregon and Washington west of the Cascade Mountain Range. This area is serviced by branch locations in Eugene, Oregon; Portland, Oregon; and Seattle, Washington. National health care loans, loans east of the Cascade Mountain Range and outside Oregon and Washington, are maintained and serviced by personnel located in the Portland market.

Outstanding loans to dental professionals, which are comprised of both local and national loans, at December 31, 2016, totaled $377,478 or 20.30% of the loan portfolio. Gross dental loans were up $37,316 over December 31, 2015, however the dental concentration decreased from the prior period due to growth in non-dental loans. Growth in national loans of $32,865 was partially offset by a $4,451 contraction in the local market dental loans. The more seasoned local dental loan portfolio experienced higher prepayment speeds due to competitive refinancing pricing offered. In addition, given the credit quality of dental loans in general, the Company encountered very competitive pricing in the national market. At December 31, 2016, $5,641 or 1.49% of the outstanding dental loans were supported by government guarantees. Loans to dental professionals include loans for such purposes as starting up a practice, acquisition of a practice, equipment financing, owner-occupied facilities, and working capital. National dental loans are limited to acquisition financing and owner-occupied facilities. Additional data on the Company’s dental loan portfolio and the credit quality of this portfolio can be found in Note 6 of the Notes to Consolidated Financial Statements in this report. Additional information regarding loan concentrations is included in Part II, Item 1A “Risk Factors” of this report under the heading “We have a significant concentration in loans to dental professionals, and loan concentrations within one industry may create additional risk.”

Detailed credit quality data on the entire loan portfolio can be found in Note 5 and Note 6 of the Notes to Consolidated Financial Statements in this report.

Goodwill

At December 31, 2016, the Company had a recorded balance of $61,401 in goodwill from the November 30, 2005, acquisition of NWB Financial Corporation and its wholly owned subsidiary, Northwest Business Bank (“NWBF”), the February 1, 2013, acquisition of Century Bank, the March 6, 2015, acquisition of Capital Pacific Bank and the September 6, 2016 acquisition of Foundation Bank. In accordance with GAAP, the Company does not amortize goodwill or other intangible assets with indefinite lives, but instead periodically tests these assets for impairment. Management performed an impairment analysis at December 31, 2016, based on the reporting unit level and determined there was no impairment of the goodwill at the time of the analysis.

Deferred Tax Assets

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. At December 31, 2016, the Company had a net deferred tax asset of $12,722. This includes the addition of the deferred tax assets of Foundation Bank, which included a large Federal net operating loss. The Company worked with outside accountants to conduct an IRC 382 analysis on loss and credit carryforwards. As a result of this analysis, the Bank has determined it is currently forecasted to utilize all of Foundation’s NOL carryforward by 2020, however there is an annual limitation due to prior Foundation Bank ownership changes. Deferred tax assets acquired from Foundation Bank have been adjusted for the effective rate differential between the Company and Foundation Bank. Any adjustment to the acquired deferred tax asset has affected the goodwill associated with the acquisition. Deferred tax assets are reviewed for recoverability and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain. In light of the Company’s performance, management anticipates that the deferred tax assets will be fully utilized to offset future income taxes and that no valuation allowance is required. Additional disclosures regarding the components of the net deferred tax asset are included in Note 16 of the Notes to Consolidated Financial Statements in this Form 10-K.

Deposits

Outstanding deposits at December 31, 2016, were $2,148,103, an increase of $551,010 over outstanding deposits of $1,597,093 at December 31, 2015. Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and local non-public time deposits, including local non-public time deposits in excess of $100, were

$2,035,067, up $501,125 or 32.67% over outstanding core deposits of $1,533,942 at December 31, 2015. At December 31, 2016, and 2015, core deposits represented 94.74% and 96.05%, respectively, of total deposits. Year-to-date December 31, 2016, average core deposits, a measurement that removes daily volatility, were $1,705,556, an increase of $229,388 or 21.29% over average core deposits of $1,406,168 for the year 2015.

A summary of outstanding deposits by market for the years 2016 and 2015 follows:

			2016 vs. 2015
	December 31,		$ Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Eugene market core deposits, period-end	$815,674	$787,521	$28,153	3.57%
Portland market core deposits, period-end	630,806	552,283	78,523	14.22%
Puget Sound market core deposits, period-end	588,587	194,138	394,449	203.18%

Total core deposits, period-end	2,035,067	1,533,942	501,125	32.67%
Public and brokered deposits, period-end	113,036	63,151	49,885	78.99%

Total deposits, period-end	$2,148,103	$1,597,093	$551,010	34.50%

All three of the Company’s primary markets showed an increase in core deposits during 2016. The Puget Sound market saw the largest growth, which included $396,509 in core deposits acquired through the Foundation Bank acquisition. All markets successfully acquired new deposit relationships and deepened deposit relationships with existing clients, however overall growth was tempered by the loss of a few large deposit clients. Mergers and acquisitions occurring in our market were the primary driver of deposits, as two large businesses sold, and deposits left the bank as a result of an out-of-state buyer. Because of its strategic focus on business banking and banking for nonprofits, the Company attracts a number of large depositors that account for a relatively significant portion of the core deposit base. Large depositor balances are subject to significant daily volatility. At December 31, 2016, large depositors, generally defined as relationships with $2,000 or more in deposits, accounted for $989,118 of the Company’s total core deposit base and represented 48.60% of outstanding core deposits, compared to $684,519 or 44.62% of outstanding core deposits at December 31, 2015. For more information on the Company’s large depositors and management of these relationships, see the “Liquidity and Cash Flows” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K. Additional information on deposits may also be found in Note 10 of the Notes to Consolidated Financial Statements in this
Form 10-K.

Public and Brokered Deposits

The Company uses public and brokered deposits to provide short-term and long-term funding sources. The Company defines short-term as having a contractual maturity of less than one year. The Company uses brokered deposits to help mitigate interest rate risk in a rising rate environment. A portion of the long-term brokered deposits have a call feature, which provides the Company the option to redeem the deposits on a quarterly basis, allowing the Company to refinance long-term funding at lower rates should market rates fall. Below is a schedule detailing public and brokered deposits by type, including weighted average rate and weighted average maturity.

Non-Core Deposit Summary

	December 31, 2016			December 31, 2015
	Balance	Weighted average rate	Weighted average maturity	Balance	Weighted average rate	Weighted average maturity
	(dollars in thousands)			(dollars in thousands)
<3 Months	$30,149	0.84%	53 days	$30,000	0.37%	55 days
3-6 Months	290	0.27%	106 days	300	0.36%	108 days
6-12 Months	3,181	0.91%	300 days	235	0.40%	331 days
>12 Months	79,416	1.28%	3.22 years	32,616	1.94%	5.37 years

	$113,036			$63,151

During 2016, the Company saw an increase in usage of non-core funding, primarily related to additional brokered deposits. The expansion was tied to loan growth but also assisted in lengthening the Bank’s liabilities to help mitigate interest rate risk.

Borrowings

The Company has both secured and unsecured borrowing lines with the Federal Home Loan Bank, Federal Reserve Bank and various correspondent banks. The Federal Reserve and correspondent borrowings are generally short-term, with a maturity of less than 30 days. The FHLB borrowings can be either short-term or long-term in nature with interest rates payable at then stated rates. See Notes 11 and 12 of the Notes to Consolidated Financial Statements in Item 8 of this report for additional information on borrowings.

	SHORT-TERM BORROWINGS
	December 31,
	2016	2015	2014
	(dollars in thousands)
Federal funds purchased, FHLB cash management advance, FRB, & short-term advances
Average interest rate
At year end	0.70%	0.34%	0.48%
For the year	0.47%	0.18%	0.40%
Average amount outstanding for the year	$164,615	$129,665	$121,016
Maximum amount outstanding at any month-end	$183,500	$117,000	$168,500
Amount outstanding at year-end	$57,000	$47,000	$68,500

Subordinated Debentures

In June 2016, the Company issued $35,000 in aggregate principal amount of fixed-to-floating rate subordinated debentures (the “Notes”) in a public offering. The Notes are callable at par after five years, have a stated maturity of September 30, 2026 and bear interest at a fixed annual rate of 5.875% per year, from and including June 27, 2016, but excluding September 30, 2021. From and including September 30, 2021 to the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 471.5 basis points. Included in the proceeds from the debenture were various expenses including underwriting discount and commission, legal expenses, accounting expenses and various filing and trustee expenses. The total of the issuance cost was $951 and will be amortized over the life of the debt as an increase to interest expense. As of December 31, 2016, the subordinated debenture had a net book balance, including unamortized issuance cost of $34,096.

Junior Subordinated Debentures

The Company had $8,248 in junior subordinated debentures outstanding at December 31, 2016, which were issued in conjunction with the 2005 acquisition of NWBF. The junior subordinated debentures had an interest rate of 6.27% that was fixed through January 2011. In January 2011, the rate on the junior subordinated debentures changed to three-month LIBOR plus 135 basis points. On April 22, 2013, the Bank entered into a cash flow hedge on $8,000 of the trust preferred payment, swapping the variable interest rate for a fixed rate of 2.73% for a seven-year period. At December 31, 2016, the fair value of the interest rate swap on the Company’s subordinated debentures was $91, compared to $82 at December 31, 2015. At December 31, 2016, the $8,000 of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines.

Following the acquisition of Foundation Bank in third quarter 2016, the Company assumed ownership of Foundation Statutory Trust I, which had previously issued $6,000 in aggregate liquidation amount of trust preferred securities. The interest rate on the these trust preferred securities is a floating rate of three-month LIBOR plus 173 basis points. The Company also acquired $6,148 of junior subordinated debentures (the “Foundation Debentures”) to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. In accordance with current accounting guidance, the trust is not consolidated in the Company’s financial statements, but rather the Foundation Debentures are shown as a liability, and acquired at an acquisition date fair value of $3,013. The Company also recognized its $186 investment in the trust, which is recorded among “Other Assets” in its consolidated balance sheet at December 31, 2016.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law which, among other things, limits the ability of certain bank holding companies to treat trust preferred security debt issuances, such as the Company’s junior subordinated debentures, as Tier 1 capital. Under final rules, recently adopted by the Federal Reserve and the other U.S. federal banking agencies, our trust preferred securities will remain as Tier 1 capital since total assets of the Company are less than $15 billion. Additional information regarding these final capital rules is included in in Part I, Item 1 “Business – Supervision and Regulation” and Part I, Item 1A “Risk Factors” of the report under the heading “We operate in a highly regulated environment and the effects of recent and pending federal legislation or of changes in, or supervisory enforcement of, banking or other laws and regulations could adversely affect us.”

Additional information regarding the terms of the cash flow hedge is included in Note 15 of the Notes to Consolidated Financial Statements in Item 8 of this report.

CAPITAL RESOURCES

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the issuance of new stock or other equity securities whether through stock offerings or through the exercise of equity awards. Capital formation allows the Company to grow assets and provides flexibility in times of adversity. Shareholders’ equity at December 31, 2016, was $273,755, up $55,264 from December 31, 2015. The increase in shareholders’ equity was primarily due to the issuance of 2,853,362 shares of Company stock valued at $47,794 in conjunction with the acquisition of Foundation Bank during the third quarter 2016, combined with retention of a portion of income earned during 2016.

On July 27, 2016, the Company’s Board of Directors authorized the repurchase of up to 5.00% of the Company’s outstanding shares, or 892,500 shares, with the purchases to take place over a 12-month period. During 2016, the Company did not repurchase any shares as the strike price was below the current share value. Throughout 2016, the Company has used a combination of regular dividends, special dividends, and share repurchases to maintain capital levels comparable with year-end December 31, 2011, capital levels. For additional details regarding the changes in equity, review the Consolidated Statements of Changes in Shareholders’ Equity in Item 8 of this report.

The Federal Reserve and the FDIC have in place guidelines for risk-based capital requirements applicable to U.S. bank holding companies and banks. In July 2013, the Federal Reserve Board and the other U.S. federal banking agencies have adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the Basel Committee’s current international regulatory capital accord (Basel III). These rules were effective January 1, 2016 and replaced the federal banking agencies’ general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. The final rules establish more restrictive capital definitions, create additional categories and higher risk-weightings for certain asset classes and off-balance sheet exposures, higher leverage ratios and capital conservation buffers that will be added to the minimum capital requirements and must be met for banking organizations to avoid being subject to certain limitations on dividends and discretionary bonus payments to executive officers. The rules also implement higher minimum capital requirements, include a common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.50%; (b) a Tier 1 capital ratio of 6.00% (which is an increase from 4.00%); (c) a total capital ratio of 8.00%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4.00%. The new rules permit depository institution holding companies with less than $15 billion in total consolidated assets as of December 31, 2009, such as the Company, to include trust preferred securities in Tier 1 capital. Under the rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.50% of total risk-weighted assets). The phase-in of the capital conservation buffer will begin January 1, 2016, and be completed by January 1, 2019. The new rules also provide for various adjustments and deductions to the definitions of regulatory capital that will phase in from January 1, 2015 to December 31, 2017. The rules made it optional for banks and bank holding companies to include accumulated other comprehensive income in their calculations of Tier 1 capital. The Company’s accumulated other comprehensive income consists primarily of the unrealized gain or loss on the securities portfolio as a result of marking securities available-for-sale to market. The Company opted to exclude accumulated other comprehensive income from its calculation of Tier 1 capital. Overall, the rules did not materially impact the Company’s reported capital ratios. The Company will continue to evaluate the impact of the rules as they are phased in over the next few years.

For additional information regarding the Company’s regulatory capital levels, see Note 24 in Notes to Consolidated Financial Statements in Item 8 of this report.

The Company’s common equity Tier 1 capital ratio, Tier 1 risk based capital ratio, total risk based capital ratio, and Tier 1 leverage capital ratio were 12.69%, 10.08%, 9.52% and 9.01%, respectively, at December 31, 2016, with all capital ratios for the Company above the minimum regulatory “well capitalized” designations.

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

During 2016, the Company paid regular dividends totaling $0.44. The fourth quarter dividend represents a dividend payout of 36.67% of net income. Subsequent to the end of the year, on January 26, 2017, the Board of Directors approved a regular quarterly cash dividend to $0.11 per share payable to shareholders on February 23, 2017.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Company commits to extensions of credit and issues letters of credit. The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2016, the Company had $352,361 in commitments to extend credit, up $63,205 from $289,156 reported at December 31, 2015.

Letters of credit written are conditional commitments issued by the Company to guarantee performance of a customer to a third-party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At December 31, 2016, the Company had $987 in letters of credit and financial guarantees written.

The Company has certain other financial commitments. These future financial commitments at December 31, 2016, are outlined below:

		Less than One Year	1-3 Years	3-5 Years	More than 5 Years
	Total
Junior subordinated debentures	$11,311	$—	$—	$—	$11,311
Subordinated debentures	34,096	—	—	—	34,096
FHLB borrowings	65,000	60,000	3,000	—	2,000
Time deposits	178,883	87,701	53,689	25,128	12,365
Operating lease obligations	11,002	1,755	3,190	1,978	4,079
Deferred compensation agreements	742	34	—	—	708
Employment contracts	840	840	—	—	—

	$301,874	$150,330	$59,879	$27,106	$64,559

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

Core deposits at December 31, 2016, were $2,035,067 and represented 94.74% of total deposits. Core deposits at December 31, 2016, were up $501,125 over December 31, 2015. The acquisition of Foundation Bank during the third quarter 2016 accounted for approximately $397,000 of deposit growth during 2016, while organic growth accounted for the remaining increase in total deposits.

The Company experienced an increase in outstanding loans of $453,775 during 2016, which included organic growth and loans acquired in the Foundation Bank acquisition. Organic loan growth was funded primarily by growth in core deposits, but a portion was funded by growth in brokered deposits. It is anticipated that core deposit growth and cash flows from the securities portfolio will provide a significant portion of the funding during 2017, as loans are expected to continue to increase. The securities portfolio represented 18.53% of total assets at December 31, 2016. At December 31, 2016, $29,256 of the securities portfolio was pledged to support public deposits and repurchase agreements, leaving $441,740 of the securities portfolio unencumbered and available-for-sale. In addition, at December 31, 2016, the Company had $25,477 of government guaranteed loans that could be sold in the secondary market to support the Company’s liquidity position.

Due to its strategic focus, the Company has been successful in developing deposit relationships with several large clients, which are generally defined as deposit relationships of $2,000 or more, which are closely monitored by management and Company officers. The loss of any such deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity. The Company uses a 10-point risk-rating system to evaluate each of its large depositors in order to assist management in its daily monitoring of the volatility of this portion of its core deposit base. The risk-rating system attempts to determine the stability of the deposits of each large depositor, evaluating, among other things, the length of time the depositor has been with the Company and the likelihood of loss of individual large depositor relationships. Risk ratings on large depositors are reviewed at least quarterly and adjusted if necessary. Company management and officers maintain close relationships and hold regular meetings with its large depositors to assist in management of these relationships. The Company generally expects to maintain these relationships, believes it has sufficient sources of liquidity to mitigate the loss of one or more of these clients and regularly tests its ability to mitigate the loss of multiple large depositor relationships in its Liquidity Contingency Plan. The Company had five deposit relationships rated a 10, the highest risk, with outstanding deposit balances of approximately $95,000 as of December 31, 2016. The Company currently maintains sufficient short-term liquidity to cover any potential volatility in these relationships and is working on a longer term funding strategy in the event these deposits need to be replaced in the future. However, there can be no assurance that this deposit relationship or any of our other large depositor relationships will be maintained or that the loss of one or more of these clients will not adversely affect the Company’s liquidity.

At December 31, 2016, the Company had secured borrowing lines with the FHLB and the FRB, along with unsecured borrowing lines with various correspondent banks, totaling $866,986. The Company’s secured lines with the FHLB and FRB were limited by the amount of collateral pledged. At December 31, 2016, the Company had pledged $632,202 in discounted collateral value in commercial real estate loans, first and second lien single-family residential loans, and multi-family loans, to the FHLB. Additionally, certain commercial loans with a discounted value of $80,784 were pledged to the FRB under the Company’s Borrower-In-Custody program. The Company’s unsecured correspondent bank lines totaled $154,000. At December 31, 2016, the Company had $65,000 in borrowings outstanding from the FHLB, no borrowings outstanding with the FRB, and no funds outstanding on its overnight correspondent bank lines, leaving a total of $801,986 available on its secured and unsecured borrowing lines as of such date.

As disclosed in the Consolidated Statements of Cash Flows in the Consolidated Financial Statements in this Form 10-K, net cash provided by operating activities was $31,513 for the year 2016. The difference between cash provided by operating activities and net income largely consisted of depreciation and amortization of $6,986. Net cash of $169,899 was used in investing activities for the year 2016, consisting principally of net loan originations of $184,498 and securities purchases of $179,174, which was offset by proceeds from maturities of investment securities of $150,669. Cash provided by financing activities was $168,824 for the year 2016, primarily due to an increase in deposits of $154,502. See the Consolidated Statements of Cash Flows in this form 10-K for further information.

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

At December 31, 2016, the Company was slightly asset sensitive to neutral, meaning that in a rising rate environment, the net interest margin and net interest income would be positively impacted. The Company’s interest rate risk position was primarily due to the frequency of loan repricing due to amortization and maturities, liquidity within the investment portfolio, and the concentration of low cost deposits.

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

Interest Rate Shock Analysis

Net Interest Income and Economic Value of Equity Measurement

($ in thousands)

	1st Year Net Interest Income
Interest Rate Shocks	$ Estimated Value	$ Change From Base	% Change From Base
400	100,629	520	0.52%
300	100,606	497	0.50%
200	100,483	374	0.37%
100	100,290	181	0.18%
Base	100,109	-	-
-100	96,854	(3,255)	-3.25%

	2nd Year Net Interest Income
Interest Rate Shocks	$ Estimated Value	$ Change From Base	% Change From Base
400	113,074	14,164	14.32%
300	109,738	10,828	10.95%
200	106,273	7,363	7.44%
100	102,701	3,791	3.83%
Base	98,910	-	-
-100	91,401	(7,509)	-7.59%

	3rd Year Net Interest Income
Interest Rate Shocks	$ Estimated Value	$ Change From Base	% Change From Base
400	124,281	25,785	26.18%
300	118,031	19,535	19.83%
200	111,686	13,190	13.39%
100	105,219	6,723	6.83%
Base	98,496	-	-
-100	88,295	(10,201)	-10.36%

	Economic Value of Equity
Interest Rate Shocks	$ Estimated Value	$ Change From Base	% Change From Base
400	521,778	3,288	0.63%
300	522,948	4,458	0.86%
200	523,913	5,423	1.05%
100	521,491	3,001	0.58%
Base	518,490	-	-
-100	491,539	(26,951)	-5.20%

ITEM 8	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Pacific Continental Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Pacific Continental Corporation and Subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Continental Corporation and Subsidiary as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Pacific Continental Corporation and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Portland, Oregon

March 13, 2017

Pacific Continental Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2016	2015
ASSETS
Cash and due from banks	$30,154	$23,819
Interest-bearing deposits with banks	36,959	12,856

Total cash and cash equivalents	67,113	36,675
Securities available-for-sale	470,996	366,598
Loans, net of deferred fees	1,857,767	1,404,482
Allowance for loan losses	(22,454)	(17,301)

Net loans	1,835,313	1,387,181
Interest receivable	7,107	5,721
Federal Home Loan Bank stock	5,423	5,208
Property and equipment, net of accumulated depreciation	20,208	18,014
Goodwill and intangible assets	70,382	43,159
Deferred tax asset	12,722	5,670
Other real estate owned	12,068	11,747
Bank-owned life insurance	35,165	22,884
Other assets	4,940	6,621

Total assets	$2,541,437	$1,909,478

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$858,996	$568,688
Savings and interest-bearing checking	1,110,224	889,802
Core time deposits	65,847	75,452

Total core deposits	2,035,067	1,533,942
Other time deposits	113,036	63,151

Total deposits	2,148,103	1,597,093
Securities sold under agreements to repurchase	1,966	71
Federal Home Loan Bank borrowings	65,000	77,500
Subordinated debentures	34,096	—
Junior subordinated debentures	11,311	8,248
Accrued interest and other payables	7,206	8,075

Total liabilities	2,267,682	1,690,987

Commitments and contingencies (Note 22)
Shareholders’ equity
Common stock, no par value, shares authorized: 50,000,000; shares issued and outstanding: 22,611,535 at December 31, 2016 and 19,604,182 at December 31, 2015	205,584	156,099
Retained earnings	70,486	59,693
Accumulated other comprehensive income	(2,315)	2,699

	273,755	218,491

Total liabilities and shareholders’ equity	$2,541,437	$1,909,478

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Interest and dividend income
Loans	$80,104	$65,694	$53,855
Taxable securities	7,743	6,532	6,191
Tax-exempt securities	1,942	1,976	1,971
Federal funds sold & interest-bearing deposits with banks	154	34	10

	89,943	74,236	62,027

Interest expense
Deposits	3,848	3,314	3,252
Federal Home Loan Bank & Federal Reserve borrowings	954	885	1,088
Subordinated debentures	1,143	—	—
Junior subordinated debentures	279	226	225
Federal funds purchased	8	11	14

	6,232	4,436	4,579

Net interest income	83,711	69,800	57,448
Provision for loan losses	5,450	1,695	—

Net interest income after provision for loan losses	78,261	68,105	57,448

Noninterest income
Service charges on deposit accounts	2,876	2,644	2,134
Bankcard income	1,214	1,029	951
Bank-owned life insurance income	702	592	473
Net gain (loss) on sale of investment securities	373	672	(34)
Impairment losses on investment securities (OTTI)	(21)	(22)	—
Other noninterest income	2,673	1,710	1,471

	7,817	6,625	4,995

Noninterest expense
Salaries and employee benefits	31,873	27,501	23,555
Property and equipment	4,742	4,347	3,735
Data processing	3,709	3,259	2,720
Legal and professional services	3,297	1,924	1,252
Business development	2,049	1,640	1,531
FDIC insurance assessment	1,089	1,051	868
Merger related expense	4,934	1,836	470
Other real estate (income) expense	(36)	346	449
Other noninterest expense	4,936	3,986	3,149

	56,593	45,890	37,729

Income before income tax provision	29,485	28,840	24,714
Income tax provision	9,709	10,089	8,672

Net income	$19,776	$18,751	$16,042

Earnings per share
Basic	$0.96	$0.97	$0.90

Diluted	$0.95	$0.97	$0.89

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Net income	$19,776	$18,751	$16,042
Other comprehensive (loss) income:
Available-for-sale securities:
Unrealized (loss) gain arising during the year	(7,877)	(1,064)	6,266
Reclassification adjustment for (gains) losses realized in net income	(373)	(672)	34
Other than temporary impairment	21	22	—
Income tax benefit (expense)	3,210	668	(2,457)
Derivative instrument—cash flow hedge
Unrealized gain (loss) arising during the year	336	(94)	(230)
Reclassification adjustment for gains realized in net income	(327)	—	—
Income tax (expense) benefit	(4)	37	90

Total other comprehensive (loss) income, net of tax	(5,014)	(1,103)	3,703

Total comprehensive income	$14,762	$17,648	$19,745

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total

Balance, December 31, 2013	17,891,687	$133,835	$45,250	$99	$179,184

Net income			16,042		16,042
Other comprehensive loss, net of tax				3,703	3,703

Comprehensive income					19,745

Stock issuance and related tax benefit	93,069	203			203
Stock repurchase	(267,080)	(3,600)			(3,600)
Share-based compensation expense		1,454			1,454
Vested employee RSUs and SARs surrendered to cover tax consequences		(517)			(517)
Cash dividends ($0.69 per share)			(12,308)		(12,308)

Balance, December 31, 2014	17,717,676	$131,375	$48,984	$3,802	$184,161

Net income			18,751		18,751
Other comprehensive income, net of tax				(1,103)	(1,103)

Comprehensive income					17,648

Stock issuance and related tax benefit	108,404	95			95
Stock issued through acquisition	1,778,102	23,578			23,578
Share-based compensation expense		1,700			1,700
Vested employee RSUs and SARs surrendered to cover tax consequences		(649)			(649)
Cash dividends ($0.42 per share)			(8,042)		(8,042)

Balance, December 31, 2015	19,604,182	$156,099	$59,693	$2,699	$218,491

Net income			19,776		19,776
Other comprehensive loss, net of tax				(5,014)	(5,014)

Comprehensive income					14,762

Stock issuance and related tax benefit	153,991	734			734
Stock issued through acquisition	2,853,362	47,794			47,794
Share-based compensation expense		1,853			1,853
Vested employee RSUs and SARs surrendered to cover tax consequences		(896)			(896)
Cash dividends ($0.44 per share)			(8,983)		(8,983)

Balance, December 31, 2016	22,611,535	$205,584	$70,486	$(2,315)	$273,755

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$19,776	$18,751	$16,042
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, net of accretion	6,985	7,138	6,834
Valuation adjustment on foreclosed assets	162	129	82
(Gain) loss on sale of other real estate owned	(410)	2	(7)
Provision for loan losses	5,450	1,695	—
Deferred income tax provision	(694)	1,153	2,766
BOLI income	(702)	(592)	(473)
Share-based compensation	2,003	1,650	1,528
Excess tax benefit of stock options exercised	(43)	(9)	(14)
Other than temporary impairment on investment securities	21	22	—
(Gain) loss on sale of investment securities	(373)	(672)	34
Change in:
(Increase) decrease in interest receivable	(452)	(401)	(70)
Deferred loan fees	491	538	66
Accrued interest payable and other liabilities	(843)	60	598
Income taxes (receivable) payable	(892)	(1,461)	80
Decrease (increase) in other assets	1,038	2,010	(3,328)

Net cash provided by operating activities	31,517	30,013	24,138

Cash flows from investing activities:
Proceeds from maturities, sales and paydowns available-for-sale investment securities	150,668	106,332	71,622
Purchase of available-for-sale investment securities	(179,174)	(101,500)	(75,184)
Net loan principal originations	(184,498)	(156,746)	(53,447)
Purchase of property and equipment	(3,175)	(1,434)	(428)
Proceeds on sale of foreclosed assets	2,104	2,463	4,831
Redemption of FHLB stock	317	5,438	406
Cash consideration paid, net of cash acquired in merger	43,855	(3,249)	—

Net cash used by investing activities	(169,903)	(148,696)	(52,200)

Cash flows from financing activities:
Change in deposits	154,502	160,033	118,113
Change in repurchase agreements	1,895	(22)	—
Increase in federal funds purchased and FHLB short-term borrowings	0	(18,500)	(69,150)
FHLB term advances paid-off	(12,500)	—	—
Proceeds from stock options exercised	691	86	189
Redemption of Capital Pacific Bell State Bank debt	—	(3,344)	—
Excess tax benefit of stock options exercised	43	9	14
Dividends paid	(8,983)	(8,042)	(12,308)
Repurchase of common stock	—	—	(3,600)
Vested SARs and RSUs surrendered by employees to cover tax consequence	(896)	(649)	(517)
Proceeds from subordinated debt issuance	34,072	—	—

Net cash provided by financing activities	168,824	129,571	32,741

Net increase (decrease) in cash and cash equivalents	30,438	10,888	4,679
Cash and cash equivalents, beginning of year	36,675	25,787	21,108

Cash and cash equivalents, end of year	$67,113	$36,675	$25,787

Supplemental information:
Noncash investing and financing activities:
Transfers of loans to other real estate owned	$958	$967	$1,925
Change in fair value of securities, net of deferred income taxes	$5,019	$1,046	$3,843
Acquisitions:
Assets acquired	$428,671	$257,924	$—
Liabilities assumed	$402,252	$232,698	$—
Cash paid during the year for:
Income taxes	$11,271	$8,423	$8,701
Interest	$6,194	$4,410	$4,540

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

In November 2005, the Company formed a wholly owned Delaware statutory business trust subsidiary, Pacific Continental Corporation Capital Trust (the “Trust”) which issued $8,248 of guaranteed undivided beneficial interests in Pacific Continental’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). Pacific Continental has not consolidated the accounts of the Trust in its consolidated financial statements in accordance with generally accepted accounting principles, (“GAAP”). As a result, the junior subordinated debentures issued by Pacific Continental to the issuer trust, totaling $8,248, are reflected on Pacific Continental’s consolidated balance sheet at December 31, 2016, and 2015, under the caption “Junior Subordinated Debentures.” Pacific Continental also recognized its $248 investment in the Trust, which is recorded among “Other Assets” in its consolidated balance sheet at December 31, 2016, and 2015.

On September 6, 2016, the Company completed the acquisition of Foundation Bancorp, Inc. At that time, the Company assumed ownership of Foundation Statutory Trust I, which had previously issued $6,000 in aggregate liquidation amount of trust preferred securities. The interest rate on the these trust preferred securities is a floating rate of three-month LIBOR plus 173 basis points. The Company also acquired $6,186 of junior subordinated debentures (the “Foundation Debentures”) to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. In accordance with current accounting guidance, the trust is not consolidated in the Company’s financial statements, but rather the Foundation Debentures are shown as a liability, reflected on Pacific Continental’s balance sheet at December 31, 2016, and acquired at an acquisition date fair value of $3,013. The Company also recognized its $186 investment in the trust, which is recorded among “Other Assets” in its consolidated balance sheet at December 31, 2016.

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

Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from or deposited with banks, interest-bearing balances due from banks, and federal funds sold, all with maturities of three months or less. Generally, federal funds are sold for one-day periods.

Securities Available-for-Sale – Securities available-for-sale are held for indefinite periods of time and may be sold in response to movements in market interest rates, changes in the maturity or mix of Company assets and liabilities or demand for liquidity. Management determines the appropriate classification of securities at the time of purchase. The Company classified all of its securities as available-for-sale throughout 2016 and 2015.

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

Off-Balance Sheet Credit Exposure –A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with the Company’s commitment to lend funds under existing agreements such as letters or lines of credit. Management determines the adequacy of the reserve for unfunded commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. These factors include: the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and nonperforming trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience, and other pertinent information. The reserve is based on estimates and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and as adjustments become necessary, they are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance. Provisions for unfunded commitment losses and recoveries on loans commitments previously charged-off are added to the reserve for unfunded commitments, which is included in the Accrued Interest and Other Payables section of the consolidated balance sheets. At December 31, 2016, the reserve for unfunded loan commitments totaled $548 compared to $360 at December 31, 2015.

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

FHLB stock is generally viewed as a long-term investment. Accordingly, when evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. As of December 31, 2016, the Bank determined there was no impairment. The determination of whether the decline affects the ultimate recoverability is influenced by criteria such as the following:

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

Property and Equipment – Property is stated at cost, net of accumulated depreciation and amortization. Additions, betterments and replacements of major units are capitalized. Expenditures for normal maintenance, repairs and replacements of minor units are charged to expense as incurred. Gains or losses realized from sales or retirements are reflected in operations currently.

Depreciation and amortization is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 30 to 40 years for buildings, 3 to 10 years for furniture and equipment, and up to the lesser of the useful life or lease term for leasehold improvements.

Goodwill and Intangible Assets – Intangible assets are comprised of goodwill and other intangibles acquired in business combinations. Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and also reviewed for impairment. The Company performs a goodwill impairment analysis on an annual basis as of December 31, 2016. Additionally, the Company performs a goodwill impairment evaluation on an interim basis when events or circumstances indicate impairment potentially exists. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others, a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition.

Bank-owned Life Insurance – Bank-owned life insurance is recorded at the estimated cash-surrender value of the policies. Increases in the cash-surrender value are recorded as noninterest income.

Advertising – Advertising costs are charged to expense during the year in which they are incurred. Advertising expenses were $902, $718, and $745, for the years ended December 31, 2016, 2015, and 2014, respectively.

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

The Company follows the provisions of the Financial Accounting Standards Boards’ (“FASB”) ASC 740, “Income Taxes,” relating to accounting for uncertain tax positions. Uncertain tax positions may arise when the Company takes or expects to take a tax position that is ultimately disallowed by the relevant taxing authority. The Company files income tax returns with the Internal Revenue Service and any states in which it has identified that it has nexus. Tax returns for the years subsequent to 2012 remain open to examination by the taxing jurisdictions. Management reviews the Company’s balance sheet, income statement, income tax provision and income tax returns as well as the permanent and temporary adjustments affecting current and deferred income taxes quarterly and assesses whether uncertain tax positions exist. At December 31, 2016, management does not believe that any uncertain tax positions exist, that are not more-likely-than-not, sustainable upon examination. The Company’s policy with respect to interest and penalties ensuing from income tax settlements is to recognize them as noninterest expense.

Earnings Per Share – Basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share include the effect of common stock equivalents that would arise from the exercise of stock options discussed in Note 18. Weighted shares outstanding are adjusted retroactively for the effect of stock dividends.

	Weighted average shares outstanding as of December 31,
	2016	2015	2014
Basic	20,610,808	19,250,838	17,821,580
Common stock equivalents attributable to stock-based compensation plans	179,187	141,241	223,448

Diluted	20,789,995	19,392,079	18,045,028

Equity grants, including options and Stock Appreciation Rights, for 77,833, 320,864 and 323,933 weighted average shares of common stock were excluded from the diluted earnings per share calculation in 2016, 2015 and 2014, respectively, due to their anti-dilutive effect.

Share-Based Payment Plans – Financial accounting standards require companies to measure and recognize compensation expense for all share-based payments at the grant date based on the fair value of the award, as defined in FASB ASC 718, “Stock Compensation,” and include such costs as an expense in their income statements over the requisite service (vesting) period. The Company estimates the impact of forfeitures based on historical experience with previously granted share-based compensation awards, and considers the impact of the forfeitures when determining the amount of expense to record. The Company generally issues new shares of common stock to satisfy stock option exercises. The Company uses the Black-Scholes option pricing model to measure fair value. No options or Stock Appreciation Rights (“SARs”) were granted in 2016 or 2015. Incentive stock options, nonqualified stock options, restricted stock, restricted stock units, and stock-settled SARs are recognized as equity-based awards and compensation expense is recorded to the income statement over the requisite vesting period based on the grant-date fair value. SARs settled in cash are recognized on the balance sheet as liability-based awards. The grant-date fair value of liability-based awards vesting in the current period, along with the change in fair value of the awards during the period, are recognized as compensation expense and as an adjustment to the recorded liability.

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

Operating Segments –Public enterprises are required to report certain information about their operating segments in a complete set of financial statements to shareholders. They are also required to report certain enterprise-wide information about the Company’s products and services, its activities in different geographic areas and its reliance on major customers. The basis for determining the Company’s operating segments is the manner in which management operates the business. During 2016, 2015 and 2014, the Company operated under one segment.

Recently Issued Accounting Pronouncements –

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis , which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on simplifying the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities by reducing the number of consolidation model from four to two, among other changes. The ASU will be effective for periods beginning after December 15, 2015, while early adoption is permitted. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU No. 2016-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. ASU No. 2016-03 should be applied on a retrospective basis. The adoption of ASU No. 2016-03 did not have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. This ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. In addition, the amendment requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This ASU also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendment also requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for certain provisions. The adoption of ASU No. 2016-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements, however estimates a new lease asset and related lease liability to be small due to the minimal lease locations currently occupied by the Bank.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606); Principal versus agent considerations (reporting revenue gross versus net). The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update do not change the core principle of the guidance. The amendments clarify the implementation guidance on principal versus agent considerations. When another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). When (or as) an entity that is a principal satisfies a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. When (or as) an entity that is an agent satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. ASU 2016-08 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU but does not expect the ASU to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718); Improvements to

employee share-based payment accounting. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the specific changes associated with the update include all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) being recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU but does not expect the ASU to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The core principle of the guidance in this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. ASU 2016-10 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the ASU to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements and implementation could have the potential to materially affect the provision for loan losses in the consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323). This ASU amends the Codification of SEC staff announcements made at recent Emerging Issues Task Force (EITF) meetings. The SEC guidance that specifically relates to our consolidated financial statements was from the September 2016 meeting, where the SEC staff expressed their expectations about the extent of disclosures registrants should make about the effects of the new FASB guidance as well as any amendments issued prior to adoption, on revenue (ASU 2014-09), leases (ASU2016-02) and credit losses on financial instruments (ASU 2016-13) in accordance with SAB topic 11.M. Registrants are required to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in the future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, then additional qualitative disclosures should be considered., The ASU incorporates these SEC staff views into ASC 250 and adds reference to that guidance in the transition paragraphs of each of the three new standards. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

Subsequent events – The Company has evaluated events and transactions subsequent to December 31, 2016, for potential recognition or disclosure.

Reclassifications – Certain amounts contained in the 2015 and 2014 consolidated financial statements have been reclassified where appropriate to conform to the financial statement presentation used in 2016. These reclassifications had no effect on previously reported net income.

NOTE 2—BUSINESS COMBINATIONS:

On September 6, 2016, the Company completed its acquisition of all of the common stock of Foundation Bancorp, Inc. (“Foundation Bancorp”) and its wholly-owned subsidiary, Foundation Bank, of Bellevue, Washington (the “Merger”). The acquisition of Foundation Bank reflects the Company’s overall banking expansion strategy, and expanded the combined Bank’s presence in the greater Puget Sound market.

The transaction has been accounted for under the acquisition method of accounting. The assets and liabilities were recorded at their estimated fair values as of the acquisition dates, with small adjustments to the originally recorded fair values occurring in the fourth quarter related to other real estate owned properties final valuation. The application of the acquisition method resulted in the recognition of goodwill of $21,375 which is all attributable to the value of Foundation Bank’s lending and deposit gathering banking activities. None of the goodwill is deductible for income tax purposes as the Merger was accounted for as a tax-free exchange.

A summary of the net assets acquired and the estimated fair value adjustments of Foundation Bancorp are presented below:

September 6, 2016
Cost basis net assets	$90,993
Less:
Cash payment to shareholders	(19,337)
Stock issued	(47,794)
Fair value adjustments:
Loans, net	(11,257)
Core deposit intangible	5,762
Junior subordinated debentures	3,173
Deferred tax asset adjustment	(2,979)
Securities	1,673
Other	1,141

Goodwill	$21,375

Pursuant to the terms of the merger agreement, former Foundation Bancorp shareholders received either $12.50 per share in cash or 0.7911 shares of Pacific Continental common stock for each share of Foundation Bancorp common stock, or a combination of 30.0% in the form of cash and 70.0% in the form of Pacific Continental common stock. Pursuant to the merger agreement, the maximum aggregate cash component of the merger consideration was $19,337 and the aggregate stock component of the merger consideration was 2,853,362 shares of Pacific Continental common stock, the value of which was calculated based on a closing stock price of $16.75 per share. The cash election was oversubscribed; therefore shareholders electing all cash received $8.72 in cash and 0.23915 shares of Pacific Continental common stock for each share of Foundation Bancorp common stock. Former Foundation Bancorp shareholders making a valid mixed election received $3.75 in cash and 0.55377 shares of Pacific Continental common stock for each share of Foundation Bancorp common stock.

The operations of Foundation Bank are included in the operating results beginning September 6, 2016. Foundation Bank’s results of operations prior to the acquisition are not included in the operating results. Information for Foundation Bank related revenue and expense cannot be practically separated from Pacific Continental, therefore proforma revenue disclosures have not been included. Merger-related expense of $4,934 was recorded during 2016 and are included within the merger-related expense line item on the Consolidated Statements of Income.

The statement of assets acquired and liabilities assumed at their fair values are presented below as of the transaction closing date:

FOUNDATION BANCORP, INC.

Opening balance sheet

(in thousands)

unaudited

September 6, 2016
ASSETS
Cash and due from banks, net of consideration paid	$43,855
Securities available-for-sale	88,464
Gross loans	281,790
Fair value adjustments
Credit quality-related	(8,884)
Interest rate-related	(2,373)

Net loans	270,533
Interest receivable	934
Federal Home Loan Bank stock	532
Property and equipment	408
Goodwill	21,375
Core deposit intangible	5,762
Deferred tax asset	3,925
Other real estate owned	1,219
Bank-owned life insurance	11,574
Other asset	1,465

Total assets	$450,046

LIABILITIES AND SHAREHOLDERS EQUITY
Deposits	$396,509
Other liabilities	2,730
Junior subordinated debentures	3,013

Total liabilities	402,252
Common stock issued to Foundation Bancorp shareholders	47,794

Total liabilities and shareholders’ equity	$450,046

Acquired loans at the acquisition date and as of December 31, 2016, are presented below:

	September 6, 2016	December 31, 2016
Contractually required principal payments	$281,790	$243,552
Purchase adjustment for credit and interest rate	(11,257)	(8,787)

Balance of acquired loans	$270,533	$234,765

The acquisition of Foundation Bancorp and it wholly-owned subsidiary Foundation Bank is not considered significant to the Company’s consolidated financial statements and, therefore, pro forma financial information is not presented.

NOTE 3—CASH AND CASH EQUIVALENTS:

The Company is required to maintain certain reserves with the Federal Reserve Bank. Such reserves totaling $33,561 and $11,015 were maintained within the Company’s cash balances at December 31, 2016, and 2015, respectively. The Company maintains cash held as collateral for interest rate swaps totaling $655 and $803 at December 31, 2016 and 2015, respectively.

NOTE 4—SECURITIES AVAILABLE-FOR-SALE:

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2016, are as follows:

		Gross	Gross	Estimated	Percentage
	Amortized	Unrealized	Unrealized	Fair	of
	Cost	Gains	Losses	Value	Portfolio
Unrealized Loss Positions
Obligations of U.S. government agencies	$3,995	$—	$(49)	$3,946	0.84%
Obligations of states and political subdivisions	41,016	—	(1,279)	39,737	8.44%
Private-label mortgage-backed securities	241	—	(23)	218	0.05%
Mortgage-backed securities	221,835	—	(5,362)	216,473	45.96%
SBA variable rate pools	26,758	—	(493)	26,265	5.57%
	$293,845	$—	$(7,206)	$286,639	60.86%

Unrealized Gain Positions
Obligations of U.S. government agencies	$21,290	$384	$—	$21,674	4.60%
Obligations of states and political subdivisions	69,148	1,854	—	71,002	15.07%
Private-label mortgage-backed securities	1,566	153	—	1,719	0.36%
Mortgage-backed securities	72,752	811	—	73,563	15.62%
SBA variable rate pools	16,281	118	—	16,399	3.48%
	$181,037	$3,320	$—	$184,357	39.14%

	$474,882	$3,320	$(7,206)	$470,996	100.00%

At December 31, 2016, unrealized losses exist on certain securities classified as obligations of U.S. government agencies, obligations of states and political subdivisions, mortgage-backed securities, private-label mortgage-backed securities and SBA pools. The unrealized losses on all securities are deemed to be temporary, as these securities retain strong credit ratings, continue to perform adequately, and are backed by various government sponsored enterprises. These decreases in fair value are associated with the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities has resulted from changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2016.

The following table presents a summary of securities in a continuous unrealized loss position at December 31, 2016:

	Securities in Continuous Unrealized Loss Positions for less than 12 Months	Gross Unrealized Loss on Securities in Loss Position for Less than 12 Months	Securities in Continuous Unrealized Loss Positions for 12 Months or Longer	Gross Unrealized Loss on Securities in Loss Position for 12 Months or Longer
Obligations of U.S. government agencies	$3,946	$(49)	$—	$—
Obligations of states and political subdivisions	39,737	(1,279)	—	—
Private-label mortgage-backed securities	—	—	218	(23)
Mortgage-backed securities	211,721	(5,266)	4,752	(96)
SBA variable rate pools	22,076	(458)	4,189	(35)

	$277,480	$(7,052)	$9,159	$(154)

On a monthly basis management reviewed all of its private-label mortgage-backed securities for the presence of OTTI and during 2016 recorded $21 on five securities. Management’s evaluation included the use of independently-generated third-party credit surveillance reports that analyze the loans underlying each security. These reports include estimates of default rates and severities, life collateral loss rates, and static voluntary prepayment assumptions to generate estimated cash flows at the individual security level. Additionally, management considered factors such as downgraded credit ratings, severity and duration of the impairments, the stability of the issuers, and any discounts paid when the securities were purchased. Management has considered all available information related to the collectability of the impaired investment securities and believes that the estimated credit loss is appropriate.

Following is a tabular roll-forward of the amount of credit-related OTTI recognized in earnings during 2016, 2015 and 2014:

	December 31,
	2016	2015	2014
Balance, beginning of period:	$249	$227	$227
Additions:
OTTI credit loss recorded	21	22	—
Less:
OTTI reduction from sale or maturity	—	—	—

Balance, end of period:	$270	$249	$227

At December 31, 2016, 9 of the Company’s private-label mortgage-backed securities with an amortized cost of $1,338 were classified as substandard as their ratings were below investment grade. Securities with an amortized cost of $1,506 were classified as substandard at December 31, 2015.

At December 31, 2016 the projected average life of the securities portfolio was 4.9 years and its modified duration was 4.4 years.

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2015, were as follows:

		Gross	Gross	Estimated	Percentage
	Amortized	Unrealized	Unrealized	Fair	of
	Cost	Gains	Losses	Value	Portfolio
Unrealized Loss Positions
Obligations of U.S. government agencies	$14,491	$—	$(119)	$14,372	3.93%
Obligations of states and political subdivisions	13,438	—	(149)	13,289	3.63%
Private-label mortgage-backed securities	663	—	(33)	630	0.17%
Mortgage-backed securities	95,040	—	(856)	94,184	25.75%
SBA variable rate pools	17,225	—	(101)	17,124	4.68%
Corporate securities	899	—	(5)	893	0.25%

	$140,857	$—	$(1,258)	$139,599	38.41%

Unrealized Gain Positions
Obligations of U.S. government agencies	$29,669	$582	$—	$30,251	8.27%
Obligations of states and political subdivisions	80,119	3,743	—	83,862	22.93%
Private-label mortgage-backed securities	2,028	131	—	2,159	0.59%
Mortgage-backed securities	90,126	1,060	—	91,186	24.93%
SBA variable rate pools	18,560	88	—	18,648	5.10%

	220,502	5,604	—	226,106	61.82%

	$361,359	$5,604	$(1,258)	$365,705	100.23%

The following table presents a summary of securities in a continuous unrealized loss position at December 31, 2015:

	Securities in Continuous Unrealized Loss Positions for less than 12 Months	Gross Unrealized Loss on Securities in Loss Position for Less than 12 Months	Securities in Continuous Unrealized Loss Positions for 12 Months or Longer	Gross Unrealized Loss on Securities in Loss Position for 12 Months or Longer
Obligations of U.S. government agencies	$14,372	$(119)	$—	$—
Obligations of states and political subdivisions	12,761	(145)	528	(4)
Private-label mortgage-backed securities	240	(4)	390	(29)
Mortgage-backed securities	87,896	(711)	6,288	(145)
SBA variable rate pools	13,539	(78)	3,585	(23)
Corporate securities	893	(5)	—	—

	$129,701	$(1,062)	$10,791	$(201)

The amortized cost and estimated fair value of securities at December 31, 2016, and 2015, are shown below by maturity or projected average life, depending on the type of security. Obligations of U.S. government agencies and states and political subdivisions are shown by contractual maturity. Mortgage-backed securities are shown by projected average life.

	December 31,
	2016		2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,433	$5,442	$14,455	$14,513
Due after one year through 5 years	258,557	259,777	235,926	238,637
Due after 5 years through 10 years	193,063	189,049	109,017	110,539
Due after 10 years	17,829	16,728	2,860	2,909

	$474,882	$470,996	$362,258	$366,598

During 2016, 58 investment securities were sold resulting in proceeds of $98,544. Of that total $54,450 related to securities acquired in the Foundation Bank acquisition, which were liquidated due to an alignment between the two portfolios. The total sales generated a gross gain of $552 and a gross loss of $179, totaling a net gain of $373. The specific identification method was used to determine the cost of the securities sold.

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

The following table presents investment securities which were pledged to secure public deposits and repurchase agreements as permitted and required by law:

	December 31,
	2016		2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Pledged to secure public deposits	$25,257	$25,683	$27,938	$29,052
Pledged to secure repurchase agreements	3,579	3,573	3,985	4,111

	$28,836	$29,256	$31,923	$33,163

At December 31, 2016, and December 31, 2015, there was an outstanding balance for repurchase agreements of $1,966 and $71, respectively.

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

Major classifications of loans at December 31, 2016 and 2015 are as follows:

	December 31,	% of gross	December 31,	% of gross
	2016	loans	2015	loans
Real estate secured loans:
Multi-family residential	$74,340	4.00%	$66,445	4.73%
Residential 1-4 family	61,548	3.31%	53,776	3.82%
Owner-occupied commercial	461,557	24.82%	364,742	25.94%
Nonowner-occupied commercial	451,893	24.30%	300,774	21.39%

Total permanent real estate loans	1,049,338	56.43%	785,737	55.88%
Construction loans:
Multi-family residential	22,252	1.20%	7,027	0.50%
Residential 1-4 family	43,532	2.34%	30,856	2.19%
Commercial real estate	76,301	4.10%	42,680	3.04%
Commercial bare land and acquisition & development	15,081	0.81%	20,537	1.46%
Residential bare land and acquisition & development	10,645	0.57%	7,268	0.52%

Total construction real estate loans	167,811	9.02%	108,368	7.71%

Total real estate loans	1,217,149	65.45%	894,105	63.59%
Commercial loans	630,491	33.89%	501,976	35.70%
Consumer loans	2,922	0.16%	3,351	0.24%
Other loans	9,225	0.50%	6,580	0.47%

Gross loans	1,859,787	100.00%	1,406,012	100.00%
Deferred loan origination fees	(2,020)		(1,530)

	1,857,767		1,404,482
Allowance for loan losses	(22,454)		(17,301)

Total loans, net of allowance for loan losses and net deferred fees	$1,835,313		$1,387,181

At December 31, 2016, outstanding loans to dental professionals totaled $377,478 and represented 20.30% of total outstanding loans compared to dental professional loans of $340,162 or 24.19% of total loans at December 31, 2015. Additional information about the Company’s dental portfolio can be found in Note 6. There are no other industry concentrations in excess of 10.00% of the total loan portfolio. However, as of December 31, 2016, 65.45% of the Company’s loan portfolio was collateralized by real estate and is, therefore, susceptible to changes in local market conditions. While appropriate action is taken to manage identified concentration risks, management believes that the loan portfolio is well diversified by geographic location and among industry groups.

Acquired Loans

The following table represents the contractually required principal payments, net of any previous charge offs, and the carrying balance of loans acquired in the Century Bank, Capital Pacific Bank and Foundation Bank acquisitions, at December 31, 2016, 2015 and 2014, respectively.

	December 31,
	2016	2015	2014
Contractually required principal payments, net of charge offs	$373,674	$183,347	$28,187
Purchase adjustment for credit and interest rate	(11,297)	(3,958)	(881)

Balance of acquired loans	$362,377	$179,389	$27,306

Purchased Credit Impaired Loans

On September 6, 2016, the Bank acquired purchased credit impaired loans with a fair value of $19,510, associated with the Foundation Bank Acquisition. The contractually required principal and interest payments at acquisition totaled $21,575, of which $919 were not expected to be collected.

The following table represents the contractually required principal balance of purchased credit impaired loans and the carrying balance at December 31, 2016, 2015 and 2014:

	December 31,
	2016	2015	2014
Contractually required principal payments for purchased credit impaired loans	$22,941	$11,528	$2,753
Accretable yield	(1,453)	(1,070)	(151)
Nonaccretable yield	(809)	(378)	(321)

Balance of purchased credit impaired loans	$20,679	$10,080	$2,281

The following tables summarize the changes in the accretable yield for purchased credit impaired loans for the year ended December 31, 2016 and 2015:

	Year ended
	December 31, 2016
	Century	Capital Pacific	Foundation	Total
Balance, beginning of period	$40	$1,030	$—	$1,070
Additions	—	—	908	908
Accretion to interest income	(40)	(265)	(220)	(525)

Balance, end of period	$—	$765	$688	$1,453

	Year ended
	December 31, 2015
	Century	Capital Pacific	Total
Balance, beginning of period	$151	$—	$151
Additions	—	1,569	1,569
Accretion to interest income	(111)	(539)	(650)

Balance, end of period	$40	$1,030	$1,070

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

Estimated credit losses reflect consideration of all significant factors that affect the collectability of the loan portfolio. The historical loss rate for each group of loans with similar risk characteristics is determined based on the Company’s own loss experience in that group. Historical loss experience and recent trends in losses provides a reasonable starting point for analysis, however they do not by themselves form a sufficient basis to determine the appropriate level for the allowance for loan losses. Qualitative or environmental factors that are likely to cause estimated credit losses to differ from historical losses are also considered including but not limited to:

•	Changes in international, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments,

•	Changes in the nature and volume of the portfolio and in the terms of loans,

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans,

•	Changes in the quality of the institution’s loan review system,

•	Changes in the value of underlying collateral for collateral-dependent loans,

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations,

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio,

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses, and

•	Changes in the current and future US political environment, including healthcare reform, federal tax structure, and immigration reform that may affect national, regional and local economic conditions, taxation, or

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

The following tables present a summary of the activity in the allowance for loan losses by major loan classification for the periods ended December 31, 2016, 2015 and 2014:

	For the year ended December 31, 2016
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$6,349	$8,297	$1,258	$46	$1,351	$17,301
Charge-offs	(716)	—	—	(9)	—	(725)
Recoveries	207	55	163	3	—	428
Provision (reclassification)	2,774	2,520	360	1	(205)	5,450

Ending balance	$8,614	$10,872	$1,781	$41	$1,146	$22,454

	For the year ended December 31, 2015
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$5,733	$7,494	$1,077	$54	$1,279	$15,637
Charge-offs	(630)	(61)	—	(9)	—	(700)
Recoveries	562	76	16	15	—	669
Provision (reclassification)	684	788	165	(14)	72	1,695

Ending balance	$6,349	$8,297	$1,258	$46	$1,351	$17,301

	For the year ended December 31, 2014
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$5,113	$7,668	$1,493	$68	$1,575	$15,917
Charge-offs	(610)	(58)	(155)	(12)	—	(835)
Recoveries	348	186	16	5	—	555
Provision (reclassification)	882	(302)	(277)	(7)	(296)	—

Ending balance	$5,733	$7,494	$1,077	$54	$1,279	$15,637

The following table presents the allowance and recorded investment in loans by major loan classification at December 31, 2016, and 2015:

	December 31, 2016
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$7,881	$10,869	$1,781	$41	$1,146	$21,718
Ending allowance: individually evaluated for impairment	733	3	—	—	—	736
Ending allowance: loans acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance	$8,614	$10,872	$1,781	$41	$1,146	$22,454

Ending loan balance: collectively evaluated for impairment	$628,773	$1,027,354	$167,491	$2,922	$—	$1,826,540
Ending loan balance: individually evaluated for impairment	4,396	7,852	320	—	—	12,568
Ending loan balance: loans acquired with deteriorated credit quality	6,547	14,132	—	—	—	20,679

Total ending loan balance	$639,716	$1,049,338	$167,811	$2,922	$—	$1,859,787

	December 31, 2015
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$6,303	$8,267	$1,159	$46	$1,351	$17,126
Ending allowance: individually evaluated for impairment	46	30	99	—	—	175
Ending allowance: loans acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance	$6,349	$8,297	$1,258	$46	$1,351	$17,301

Ending loan balance: collectively evaluated for impairment	$504,261	$771,915	$107,605	$3,351	$—	$1,387,132
Ending loan balance: individually evaluated for impairment	2,627	5,782	391	—	—	8,800
Ending loan balance: loans acquired with deteriorated credit quality	1,668	8,040	372	—	—	10,080

Total ending loan balance	$508,556	$785,737	$108,368	$3,351	$—	$1,406,012

The 2016 ending allowance includes $736 in specific allowance for $12,568 of impaired loans ($10,567 net of government guarantees). At December 31, 2015, the Company had $8,800 of impaired loans ($7,527 net of government guarantees) with a specific allowance of $175 assigned. Management believes that the allowance for loan losses was adequate as of December 31, 2016. However, future loan losses may exceed the levels provided for in the allowance for loan losses and could possibly result in additional charges to the provision for loan losses.

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

The following tables present the Company’s loan portfolio information by loan type and credit grade at December 31, 2016, and 2015:

	Credit Quality Indicators
	As of December 31, 2016
	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$74,340	$—	$—	$—	$74,340
Residential 1-4 family	58,286	—	3,262	—	61,548
Owner-occupied commercial	443,737	—	17,820	—	461,557
Nonowner-occupied commercial	445,283	—	6,610	—	451,893

Total real estate loans	1,021,646	—	27,692	—	1,049,338
Construction
Multi-family residential	22,252	—	—	—	22,252
Residential 1-4 family	43,532	—	—	—	43,532
Commercial real estate	76,301	—	—	—	76,301
Commercial bare land and acquisition & development	15,081	—	—	—	15,081
Residential bare land and acquisition & development	9,852	—	793	—	10,645

Total construction loans	167,018	—	793	—	167,811
Commercial and other	621,165	—	16,890	1,661	639,716
Consumer	2,922	—	—	—	2,922

Totals	$1,812,751	$—	$45,375	$1,661	$1,859,787

Percentage of total portfolio	97.47%	0.00%	2.44%	0.09%	100.00%

	Credit Quality Indicators
	As of December 31, 2015
	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$66,208	$—	$237	$—	$66,445
Residential 1-4 family	49,077	—	4,699	—	53,776
Owner-occupied commercial	353,249	—	11,493	—	364,742
Nonowner-occupied commercial	296,528	—	4,246	—	300,774

Total real estate loans	765,062	—	20,675	—	785,737
Construction
Multi-family residential	7,027	—	—	—	7,027
Residential 1-4 family	30,803	—	53	—	30,856
Commercial real estate	42,580	—	100	—	42,680
Commercial bare land and acquisition & development	20,265	—	272	—	20,537
Residential bare land and acquisition & development	4,969	—	2,299	—	7,268

Total construction loans	105,644	—	2,724	—	108,368
Commercial and other	494,267	—	14,289	—	508,556
Consumer	3,350	—	1	—	3,351

Totals	$1,368,323	$—	$37,689	$—	$1,406,012

Percentage of total portfolio	97.32%	0.00%	2.68%	0.00%	100.00%

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

The following tables present an aged analysis of past due and nonaccrual loans at December 31, 2016, and 2015:

Aged Analysis of Loans Receivable

As of December 31, 2016

			Greater
	30-59 Days	60-89 Days	Than		Total Past
	Past Due	Past Due	90 Days		Due and	Total	Total Loans
	Still Accruing	Still Accruing	Still Accruing	Nonaccrual	Nonaccrual	Current	Receivable
Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$74,340	$74,340
Residential 1-4 family	—	—	—	158	158	59,241	59,399
Owner-occupied commercial	—	—	—	—	—	452,748	452,748
Nonowner-occupied commercial	—	—	—	601	601	448,118	448,719

Total real estate loans	—	—	—	759	759	1,034,447	1,035,206
Construction
Multi-family residential	—	—	—	—	—	22,252	22,252
Residential 1-4 family	—	—	—	—	—	43,532	43,532
Commercial real estate	—	—	—	—	—	76,301	76,301
Commercial bare land and acquisition & development	—	—	—	—	—	15,081	15,081
Residential bare land and acquisition & development	—	—	—	—	—	10,645	10,645

Total construction loans	—	—	—	—	—	167,811	167,811
Commercial and other	363	366	—	2,794	3,523	629,646	633,169
Consumer	—	—	—	—	—	2,922	2,922

Total	$363	$366	$—	$3,553	$4,282	$1,834,826	$1,839,108

Percentage of total portfolio	0.02%	0.02%	0.00%	0.19%	0.23%	99.77%	100.00%

Aged Analysis of Loans Receivable

As of December 31, 2015

			Greater
	30-59 Days	60-89 Days	Than		Total Past
	Past Due	Past Due	90 Days		Due and	Total	Total Loans
	Still Accruing	Still Accruing	Still Accruing	Nonaccrual	Nonaccrual	Current	Receivable
Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$66,445	$66,445
Residential 1-4 family	—	—	—	374	374	51,578	51,952
Owner-occupied commercial	—	—	—	—	—	359,065	359,065
Nonowner-occupied commercial	—	—	—	750	750	299,485	300,235

Total real estate loans	—	—	—	1,124	1,124	776,573	777,697
Construction
Multi-family residential	—	—	—	—	—	7,027	7,027
Residential 1-4 family	480	—	—	53	533	30,323	30,856
Commercial real estate	—	—	—	—	—	42,580	42,580
Commercial bare land and acquisition & development	—	—	—	—	—	20,265	20,265
Residential bare land and acquisition & development	—	—	—	—	—	7,268	7,268

Total construction loans	480	—	—	53	533	107,463	107,996
Commercial and other	—	—	—	1,495	1,495	505,393	506,888
Consumer	1	3	—	—	4	3,347	3,351

Total	$481	$3	$—	$2,672	$3,156	$1,392,776	$1,395,932

Percentage of total portfolio	0.03%	0.00%	0.00%	0.19%	0.23%	99.77%	100.00%

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

The following tables display an analysis of the Company’s impaired loans at December 31, 2016, and 2015:

Impaired Loan Analysis

As of December 31, 2016

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation
Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	454	300	754	775	644	1
Owner-occupied commercial	4,106	865	4,971	4,971	1,804	2
Nonowner-occupied commercial	2,127	—	2,127	2,189	2,228	—

Total real estate loans	6,687	1,165	7,852	7,935	4,676	3
Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	37	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	320	—	320	320	1,556	—

Total construction loans	320	—	320	320	1,593	—
Commercial and other	2,255	2,141	4,396	4,767	3,518	733
Consumer	—	—	—	—	—	—

Total impaired loans	$9,262	$3,306	$12,568	$13,022	$9,787	$736

Impaired Loan Analysis As of December 31, 2015
	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation
Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	374	308	682	911	766	5
Owner-occupied commercial	2,788	—	2,788	2,788	1,177	—
Nonowner-occupied commercial	2,287	25	2,312	2,374	2,395	25

Total real estate loans	5,449	333	5,782	6,073	4,338	30
Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	53	—	53	72	32	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	—	338	338	338	347	99

Total construction loans	53	338	391	410	379	99
Commercial and other	2,091	536	2,627	3,018	2,404	46
Consumer	—	—	—	—	—	—

Total impaired loans	$7,593	$1,207	$8,800	$9,501	$7,121	$175

The impaired balances reported above are not adjusted for government guarantees of $2,001 and $1,273 at December 31, 2016, and 2015, respectively. The recorded investment in impaired loans, net of government guarantees, totaled $10,567 and $7,527 at December 31, 2016, and 2015, respectively.

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

The following table displays the Company’s TDRs by class at December 31, 2016, and 2015:

	Troubled Debt Restructurings as of
	December 31, 2016		December 31, 2015
	Number of Contracts	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment
Real estate
Multifamily residential	—	$—	—	$—
Residential 1-4 family	4	754	6	682
Owner-occupied commercial	4	5,447	3	2,788
Non owner-occupied commercial	6	2,127	7	2,312

Total real estate loans	14	8,328	16	5,782
Construction
Multifamily residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—
Commercial and other	16	2,901	11	2,170
Consumer	—	—	—	—

	30	$11,229	27	$7,952

The recorded investment on TDRs in nonaccrual status totaled $2,250 and $1,807 at December 31, 2016, and December 31, 2015, respectively. The Bank’s policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appear relatively certain. The Bank’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

For the twelve months ended December 31, 2016, the Company restructured 10 loans into troubled debt restructurings for which impairment was previously measured under the Company’s general loan loss allowance methodology. The total recorded investment in such receivables was $5,870, and the associated allowance for loan losses was $11 at December 31, 2016.

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

The following tables present newly restructured loans that occurred during the twelve months ended December 31, 2016, and 2015, respectively:

Troubled Debt Restructurings
Restructured during the twelve months ended December 31, 2016
	Rate Modification	Term Modification	Interest Only Modification	Combination Modification
Real estate
Multifamily residential	$—	$—	$—	$—
Residential 1-4 family	—	—	—	296
Owner-occupied commercial	—	—	4,478	—
Non owner-occupied commercial	—	—	—	—

Total real estate loans	—	—	4,478	296
Construction
Multifamily residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—
Commercial and other	—	—	445	651
Consumer	—	—	—	—

	$—	$—	$4,923	$947

Troubled Debt Restructurings
Restructured during the twelve months ended December 31, 2015
	Rate Modification	Term Modification	Interest Only Modification	Combination Modification
Real estate
Multifamily residential	$—	$—	$—	$—
Residential 1-4 family	—	—	—	—
Owner-occupied commercial	—	1,780	—	—
Non owner-occupied commercial	—	—	—	—

Total real estate loans	—	1,780	—	—
Construction
Multifamily residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—
Commercial and other	297	—	—	—
Consumer	—	—	—	—

	$297	$1,780	$—	$—

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

Troubled Debt Restructurings That Subsequently Defaulted within the 12 Months ended December 31,
	2016		2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate
Multifamily residential	—	$—	—	$—
Residential 1-4 family	—	—	—	—
Owner-occupied commercial	1	475	—	—
Non owner-occupied commercial	—	—	—	—

Total real estate loans	1	475	—	—
Construction
Multifamily residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—
Commercial and other	—	—	—	—
Consumer	—	—	—	—

	1	$475	—	$—

At December 31, 2016, and December 31, 2015, the Company had no commitments to lend additional funds on loans restructured as TDRs.

NOTE 6 – DENTAL LOAN PORTFOLIO:

To assist in understanding the concentrations and risks associated with the Bank’s loan portfolio, the following Note has been included to provide additional information relating to the Bank’s dental lending portfolio. At December 31, 2016, and 2015, loans to dental professionals totaled $377,478 and $340,162, respectively, and represented 20.30% and 24.19% of outstanding loans. As of December 31, 2016, and 2015, dental loans supported by government guarantees totaled $5,641 and $9,027, respectively. This represented 1.49% and 2.65% of the outstanding dental loan balances, respectively as of such dates.

The Company defines a “dental loan” as loan to dental professionals for the purpose of practice expansion, acquisition or other purpose, supported by the cash flows of a dental practice.

Loan Classification

Major classifications of dental loans, at December 31, 2016, and 2015, are as follows:

	December 31,
	2016	2015
Real estate secured loans:
Owner-occupied commercial	$63,793	$56,145
Other dental real estate loans	806	2,198

Total permanent real estate loans	64,599	58,343
Dental construction loans	4,109	4,334

Total real estate loans	68,708	62,677

Commercial loans	308,770	277,485

Gross loans	$377,478	$340,162

Market Area

The Bank’s defined “market area” is within the States of Oregon and Washington west of the Cascade Mountain Range. This area is serviced by branch locations in Eugene, Portland and Seattle. The Company also makes national dental loans throughout the United States, and currently has dental loans in 44 states, including Oregon and Washington. National loan relationships are maintained and serviced by Bank personnel primarily located in Portland.

The following table represents the dental lending by borrower location:

	December 31,
	2016	2015
Local	$150,268	$145,817
National	227,210	194,345

Total	$377,478	$340,162

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

	For the Years Ended December 31,
	2016	2015	2014
Balance, beginning of period	$4,022	$4,141	$3,730
Provision (reclassification)	636	(71)	918
Charge-offs	(9)	(78)	(631)
Recoveries	64	30	124

Balance, end of period	$4,713	$4,022	$4,141

Credit Quality

Please refer to Note 5 for additional information on the definitions of the credit quality indicators.

The following tables present the Company’s dental loan portfolio information by market and credit grade at December 31, 2016 and 2015:

Dental Credit Quality Indicators

As of December 31, 2016

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Local	$148,805	$—	$1,463	$—	$150,268
National	224,493	—	1,056	1,661	227,210

Total	$373,298	$—	$2,519	$1,661	$377,478

Dental Credit Quality Indicators

As of December 31, 2015

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Local	$143,541	$—	$2,276	$—	$145,817
National	191,574	—	2,771	—	194,345

Total	$335,115	$—	$5,047	$—	$340,162

Past Due and Nonaccrual Loans

Please refer to Note 5 for additional information on the definitions of “past due.”

The following tables present an aged analysis of the dental loans by market, including nonaccrual loans, at December 31, 2016 and 2015:

Aged Analysis of Dental Loans Receivable

As of December 31, 2016

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Local	$—	$—	$—	$407	$407	$149,861	$150,268
National	263	366	—	1,660	2,289	224,921	227,210

Total	$263	$366	$—	$2,067	$2,696	$374,782	$377,478

Aged Analysis of Dental Loans Receivable As of December 31, 2015
	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Local	$—	$—	$—	$513	$513	$145,304	$145,817
National	—	—	—	—	—	194,345	194,345

Total	$—	$—	$—	$513	$513	$339,649	$340,162

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

The following table reflects the amounts of loans participated.

	December 31,
	2016	2015
Total principal amount outstanding	$61,130	$74,018
less: principal amount derecognized	(28,467)	(37,211)

Principal amount included in gross loans on the balance sheet	$32,663	$36,807

NOTE 8 – PROPERTY AND EQUIPMENT:

The balance of property and equipment net of accumulated depreciation and amortization at December 31, 2016 and 2015, consists of the following:

	December 31,
	2016	2015
Land	$3,831	$3,831
Buildings and improvements	20,343	19,244
Furniture and equipment	16,794	14,310

	40,968	37,385
less: accumulated depreciation & amortization	(20,760)	(19,371)

Net property and equipment	$20,208	$18,014

Depreciation expense was $1,389, $1,531, and $1,491, for the years ended December 31, 2016, 2015, and 2014, respectively.

The Company leases certain facilities for office locations under non-cancelable operating lease agreements expiring through 2031. Rent expense related to these leases totaled $1,695, $1,542, and $1,324, in 2016, 2015, and 2014, respectively. The Company leases approximately 26.00% of its Gateway building (Springfield, Oregon) to others under non-cancelable operating lease agreements extending through 2021.

Future minimum payments required and anticipated lease revenues under these leases are:

	Lease Commitments	Property Leased to Others
2017	$1,755	$250
2018	1,650	254
2019	1,540	258
2020	1,127	228
2021	851	172
Thereafter	4,079	—

	$11,002	$1,162

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS:

The following table summarizes the changes in the Company’s goodwill and core deposit intangible asset for the three years ended December 31, 2016, 2015 and 2014:

	Goodwill	Core Deposit Intangible	Total
Balance, December 31, 2013	$22,881	$735	$23,616
Amortization	—	(121)	(121)

Balance, December 31, 2014	$22,881	$614	$23,495
Increase due to Capital Pacific acquisition	16,374	3,721	20,095
Amortization	—	(431)	(431)

Balance, December 31, 2015	$39,255	$3,904	$43,159
Increase due to Capital Pacific acquisition	771	—	771
Increase due to Foundation acquisition	21,375	5,762	27,137
Amortization	—	(685)	(685)

Balance, December 31, 2016	$61,401	$8,981	$70,382

At December 31, 2016, the Company had a recorded balance of $61,401 in goodwill from the November 30, 2005, acquisition of Northwest Business Financial Corporation (“NWBF”), the February 1, 2013, acquisition of Century Bank, the March 6, 2016, acquisition of Capital Pacific Bank, and the September 6, 2016, acquisition of Foundation Bank.

The Century Bank, Capital Pacific Bank, and Foundation Bank core deposit intangibles were determined to have an expected life of seven years, ten years and ten years, respectively, and each is being amortized over its respective period using the straight-line method. The Century Bank core deposit intangible will be fully amortized in January 2020, the Capital Pacific Bank core deposit intangible will be fully amortized in February 2025, and the Foundation Bank core deposit intangible will be fully amortized in August 2026.

The table below presents the forecasted amortization expense for intangible assets related to the acquisition of Century Bank, Capital Pacific Bank, and Foundation Bank.

Year	Expected Amortization
2017	$1,069
2018	1,069
2019	1,069
2020	958
2021	948
Thereafter	3,868

$8,981

NOTE 10 – DEPOSITS:

Scheduled maturities or repricing of time deposits at December 31, 2016, are as follows:

December 31,
2016
2017	$87,701
2018	25,640
2019	28,049
2020	17,286
2021	7,842
Thereafter	12,365

$178,883

Time deposits with balances of $250 or greater were $63,370 at December 31, 2016.

NOTE 11 – SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE:

The Company sells certain securities under agreements to repurchase with its customers. The agreements transacted with its customers are utilized as an overnight investment product. The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the consolidated balance sheets. The securities underlying these agreements are included in investment securities in the consolidated balance sheets. The Company has no control over the market value of the securities, which fluctuates due to market conditions. However, the Company is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price. The Company manages this risk by maintaining an unpledged securities portfolio that it believes is sufficient to cover a decline in the market value of the securities sold under agreements to repurchase. All securities sold under agreements to repurchase had a daily maturity date. See Note 4 in the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding the securities sold under agreement to repurchase.

The following table presents information regarding securities sold under agreements to repurchase at December 31, 2016 and 2015.

	December 31,
	2016	2015
Balance at end of period	$1,966	$71
Average Balance outstanding for the period	702	183
Maximum amount outstanding at any month end during the period	2,107	618
Weighted average interest rate for the period	0.06%	0.00%
weighted average interest rate at period end	0.08%	0.00%

NOTE 12 – FEDERAL FUNDS AND OVERNIGHT FUNDS PURCHASED:

The Company had unsecured federal funds borrowing lines with various correspondent banks totaling $154,000 at December 31, 2016 and $129,000 at December 31, 2015, with interest rates payable at the then stated rate. At December 31, 2016, and December 31, 2015, there were no outstanding borrowings on this line.

The Company also had a secured overnight borrowing line available from the Federal Reserve Bank that totaled $80,784 and $76,912 at December 31, 2016, and 2015, respectively. The Federal Reserve Bank borrowing line is secured through the pledging of approximately $143,679 of commercial loans under the Company’s Borrower-In-Custody program. At December 31, 2016, and 2015, there were no outstanding borrowings on this line.

NOTE 13 – FEDERAL HOME LOAN BANK BORROWINGS:

The Company has a borrowing limit with the FHLB equal to 35.00% of total assets, subject to discounted collateral. The Company does have the ability to access the FHLB excess stock pool, thus borrowing is not limited by FHLB stock held. At December 31, 2016, the maximum borrowing line was $889,503; however, the FHLB borrowing line was limited by the discounted value of collateral pledged. The Company had pledged $867,596 in real estate loans to the FHLB that had a discounted value of $632,202. There was $65,000 borrowed on this line at December 31, 2016.

At December 31, 2015, the maximum FHLB borrowing line was $657,086, and the Company had pledged real estate loans and securities to the FHLB with a discounted value of $414,044. There was $77,500 borrowed on this line at December 31, 2015.

FHLB borrowings by year of maturity and applicable interest rate are summarized as follows as of December 31, 2016:

	Current	December 31,
	Rates	2016
Cash management advance	0.70%	$57,000
2017	2.28%	3,000
2018	1.55%	3,000
2019	—	—
2020	—	—
Thereafter	3.85%	2,000

		$65,000

NOTE 14 – BORROWED FUNDS:

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

Junior Subordinated Debentures

In connection with the November 2005 acquisition of NWB Financial Corporation, the Company formed a wholly owned Delaware statutory business trust subsidiary, Pacific Continental Corporation Capital Trust (the “Trust”), which issued $8,248 of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $8,248 of junior subordinated debentures of the Company. The debentures, which represent the sole asset of the Trust, accrued and paid distributions quarterly at a fixed rate of 6.265% per annum of the stated liquidation value of $1 per capital security. At January 7, 2012, the interest rate changed to a variable rate of three-month LIBOR plus 135 basis points. See Note 15 for additional information regarding the interest rate swap agreement executed on the debenture in 2013.

The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of (1) accrued and unpaid distributions required to be paid on the Trust Preferred Securities, (2) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust, and (3) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on January 7, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after, January 7, 2012. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued interest. For the years ended December 31, 2016, 2015, and 2014, the Company recognized net interest expense of $228, $226, and $225, respectively, related to the Trust Preferred Securities.

On September 6, 2016, the Company completed the acquisition of Foundation Bancorp. At that time, the Company assumed ownership of Foundation Statutory Trust I, which had previously issued $6,000 in aggregate liquidation amount of trust preferred securities. The interest rate on the these trust preferred securities is a floating rate of three-month LIBOR plus 173 basis points. The Company also acquired $6,186 of junior subordinated debentures (the “Foundation Debentures”) to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. In accordance with current accounting guidance, the trust is not consolidated in the Company’s financial statements, but rather the Foundation Debentures are shown as a liability, and acquired at an acquisition date fair value of $3,013. For the year ended December 31, 2016, the Company recognized net interest expense of $50, related to the Foundation trust preferred securities.

The Debentures and the Foundation Debentures are included in the Company’s Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

NOTE 15 – DERIVATIVE INSTRUMENTS:

During the second quarter 2013, the Company entered into an interest rate swap agreement with an $8,000 notional amount to convert its variable-rate Junior Subordinated Debenture debt into a fixed rate for a term of approximately 7 years at a rate of 2.73%. The derivative is designated as a cash flow hedge. The hedge meets the definition of highly effective and the Company expects the hedge to be highly effective throughout the remaining term of the swap. The fair value of the derivative instrument at December 31, 2016, was an unrealized gain of $91, which is recorded in the other asset section of the balance sheet, net of the tax effect.

The Company maintains written documentation for the hedge. This documentation identifies the hedging objective and strategy, the hedging instrument, the instrument being hedged, the reasoning behind the assertion that the hedge is highly effective and the methodology for measuring ongoing hedge effectiveness and ineffectiveness. The Company deposited cash collateral totaling $400 with a counterparty as of April 22, 2013, to satisfy collateral requirements associated with the interest rate swap contract.

Upon the acquisition of Capital Pacific Bank on March 6, 2015, the Bank acquired three interest rate swaps entered into by Capital Pacific Bank with commercial banking customers tied to loans on the balance sheet. Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of December 31, 2016, the Bank had interest rate swaps with an aggregate notional amount of approximately $8,540, related to this program. The Bank does not require separately pledged collateral to secure its interest rate swaps with customers. However, it does make a practice of cross-collateralizing the interest rate swaps with collateral on the underlying loan.

The termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $14 as of December 31, 2016. The Bank has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral totaling $250 consisting of cash held on deposit for the benefit of the counterparty against its obligations under these agreements as of December 31, 2016.

The Bank has also entered into a swap with a third party to serve as a hedge to an equal amount of fixed rate loans. As of December 31, 2016, the Bank had one swap designated a hedging instrument with a notional amount of $1,492 hedging a 10-year fixed rate note bearing interest at 5.71% and maturing August 2023. The notional amount does not represent direct credit exposure. Direct credit exposure is limited to the net difference between the calculated amount to be received and paid. As the Bank has designated the swap a fair value hedge, the underlying hedged loan is carried at fair value on the consolidated balance sheet and included in loans, net of allowance for loan losses and unearned fees.

During third quarter 2016, the Bank entered into forward-starting interest rate swaps, to convert certain existing and future short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of rising interest rates, specifically LIBOR rates, which are a benchmark for the short term borrowings. The hedging program qualifies as a cash flow hedge under FASB ASC 815, which provides for matching of the recognition of gains and losses of the interest rate swaps and the hedged items. The hedged item is the LIBOR portion of the series of existing or future short-term fixed rate borrowings over the term of the interest rate swap. The change in the fair value of the interest rate swaps is recorded in other comprehensive income. During the fourth quarter the company terminated the cash flow hedge which resulted in a onetime gain of $327 that was recognized in the other income section of the consolidated statements of operations.

The following tables present quantitative information pertaining to the interest rate swaps as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Hedge- Designated	Not-Hedge- Designated	Hedge- Designated	Not-Hedge- Designated
Notional amount	$1,492	$8,540	$1,525	$8,774
Weighted average pay rate	5.71%	4.85%	5.71%	4.85%
Weighted average receive rate	3.54%	3.63%	3.20%	3.28%
Weighted average maturity in years	6.65	5.45	7.60	6.49

The following table presents the fair values of interest rate swaps and their locations in the Consolidated Balance Sheets as of December 31, 2016 and 2015:

		Asset Derivatives		Liability Derivatives
	Balance sheet	December 31,		December 31,
Derivative	location	2016	2015	2016	2015
Interest rate swap designated as a hedging instrument	Other assets or other liabilities	$45	$66	$67	$93
Interest rate swaps not designated as hedging instruments	Other assets or other liabilities	$14	$24	$14	$24

The following table presents the income statement impact of these interest rate swaps for the years ended December 31, 2016, 2015 and 2014:

Derivative	Consolidated Statements of Operations location	2016	2015	2014
Interest rate swaps not designated as a hedging instrument	Other noninterest income	$6	$(5)	$—

		$6	$(5)	$—

NOTE 16 – INCOME TAXES:

The provision for income taxes for the years ended December 31, 2016, 2015 and 2014 consists of the following:

	December 31,
	2016	2015	2014
Current payable:
Federal	$8,414	$8,136	$5,747
State	1,989	800	159

	10,403	8,936	5,906

Deferred:
Federal	(579)	358	1,608
State	(115)	795	1,158

	(694)	1,153	2,766

Total income tax provision	$9,709	$10,089	$8,672

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016		2015		2014
Expected federal income tax provision	$10,320	35.00%	$10,094	35.00%	$8,650	35.00%
State income tax, net of federal income tax effect	1,138	3.86%	1,365	4.73%	948	3.84%
Municipal securities tax benefit	(1,429)	-4.85%	(1,049)	-3.64%	(747)	-3.02%
Equity-based compensation	—	0.00%	—	0.00%	5	0.02%
(Expense) benefit of purchased tax credits	(1)	0.00%	1	0.00%	25	0.10%
Low-income housing tax credits	(393)	-1.33%	(234)	-0.81%	(199)	-0.81%
Bank Owned Life Insurance	(273)	-0.93%	(230)	-0.80%	(184)	-0.74%
Acquisition costs - Century Bank	—	0.00%	—	0.00%	150	0.61%
Acquisition costs - Capital Pacific Bank	—	0.00%	155	0.54%	—	0.00%
Acquisition costs - Foundation Bank	484	1.64%	—	0.00%	—	0.00%
Deferred tax rate adjustments and other	(137)	-0.46%	(13)	-0.05%	24	0.10%

Income tax provision	$9,709	32.93%	$10,089	34.97%	$8,672	35.10%

The excess tax benefit associated with stock option plans reduced taxes payable by $43, $9, and $14, at December 31, 2016, 2015, and 2014, respectively. Such benefit is credited to common stock.

The components of deferred tax assets and liabilities for the periods ended December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
Assets:
Allowance for loan losses	$12,890	$7,868
Basis adjustments on loans	1,307	1,677
Reserve for self-funded insurance	139	104
Nonqualified stock options	489	816
Accrued compensation	1,592	1,617
OTTI credit impairment	105	94
Nonaccrual loan interest	53	193
NOL carryforward	3,893	—
Net unrealized loss on securities	1,516	—
Other	137	91

Total deferred tax assets	$22,121	$12,460

Liabilities:
Federal Home Loan Bank stock dividends	$599	$589
Excess tax over book depreciation	1,502	1,134
Prepaid expenses	583	466
Acquisition adjustments relating to core deposit intangible, deferred loan origination costs, junior subordinated debenture and other	4,877	1,512
Loan origination fees	1,514	1,346
Net unrealized gains on swaps	35	32
Net unrealized gains on securities	—	1,694
Other	289	17
Total deferred tax liabilities	9,399	6,790

Deferred income tax asset	12,722	5,670
Valuation allowance	—	—

Net deferred tax asset	$12,722	$5,670

As a result of the Foundation Bancorp acquisition, the Company had a federal net operating loss carryforward of $10,943 and an AMT credit carryover of $40, at December 31, 2016. The amount of net operating loss carryforward that may be utilized annually is limited under Section 382 of the Internal Revenue Code of 1986 (Code) as a result of changes in control, with an annual limitation of $3,389. The federal net operating loss carryforward will begin to expire in 2030, however based on current income projections management anticipates the carryforwards to be utilized by 2020 and has therefore not established a valuation allowance. The AMT credits carryforward are available to reduce future federal regular income taxes, if any, over an indefinite period.

NOTE 17 – RETIREMENT PLAN:

The Company has a 401(k) profit sharing plan covering substantially all employees. The plan provides for employee and employer contributions. The total plan expenses, including employer contributions, were $1,038, $861, and $740 in 2016, 2015, and 2014, respectively.

NOTE 18 – SHARE-BASED COMPENSATION:

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

The following tables identify the compensation expenses recorded and tax benefits received by the Company in conjunction with its share-based compensation plans for the years ended December 31, 2016, 2015, and 2014:

	For the Year Ended December 31,
	2016		2015		2014
	Compensation Expense	Tax Benefit	Compensation Expense (Benefit)	Tax Benefit (Expense)	Compensation Expense	Tax Benefit
Equity-based awards:
Director restricted stock	$269	$94	$248	$87	$200	$70
Employee stock options	—	—	—	—	13	—
Employee stock SARs	—	—	—	—	26	9
Employee RSUs	1,584	554	1,452	508	1,215	425
Liability-based awards:
Employee cash SARs	150	53	(50)	(18)	75	26

	$2,003	$701	$1,650	$577	$1,529	$530

Prior to 2011, the Company granted stock options to selected employees and directors. The following table summarizes information about stock option activity under all plans for the years ended December 31, 2016, 2015, and 2014:

	For the Years Ended December 31,
	2016		2015		2014
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance, beginning of year	319,454	$14.23	327,050	$14.16	367,906	$14.15
Exercised	(68,907)	14.85	(7,596)	11.44	(16,779)	11.29
Forfeited or expired	(12,243)	16.34	—	—	(24,077)	16.00

Balance, end of year	238,304	$13.94	319,454	$14.23	327,050	$14.16

Options exercisable, end of year	238,304	$13.94	319,454	$14.23	327,050	$14.16

The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options outstanding as of December 31, 2016, was $1,884. The weighted average remaining contractual term of options exercisable was 1.69 years as of December 31, 2016. All stock options were vested as of December 31, 2016. There was no unrecognized compensation expense related to stock options at December 31, 2016.

Prior to 2011, the Company granted SARs settled in stock to selected employees. The following table summarizes information about activity of SARs settled in stock for the years ended December 31, 2016, 2015, and 2014:

	For the Years Ended December 31,
	2016		2015		2014
	Stock-settled SARs Outstanding	Weighted Average Exercise Price	Stock-settled SARs Outstanding	Weighted Average Exercise Price	Stock-settled SARs Outstanding	Weighted Average Exercise Price
Balance, beginning of year	239,267	$14.36	289,267	$13.97	337,759	$13.85
Exercised	(103,818)	14.78	(49,600)	12.12	(26,155)	11.79
Forfeited or expired	(9,641)	16.21	(400)	11.30	(22,337)	14.74

Balance, end of year	125,808	$13.87	239,267	$14.36	289,267	$13.97

Stock-settled SARs exercisable, end of year	125,808	$13.87	239,267	$14.36	289,267	$13.97

The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of stock-settled SARs as of December 31, 2016, was $1,004. The weighted average remaining contractual term of exercisable stock-settled SARs was 1.78 years as of December 31, 2016. As of December 31, 2016, there was no unrecognized compensation cost related to non-vested stock-settled SARs.

Prior to 2010, the Company granted SARs settled in cash to selected employees. The following table summarizes information about activity of SARs settled in cash for the years ended December 31, 2016, 2015, and 2014:

	For the Years Ended December 31,
	2016		2015		2014
	Cash-settled SARs Outstanding	Weighted Average Exercise Price	Cash-settled SARs Outstanding	Weighted Average Exercise Price	Cash-settled SARs Outstanding	Weighted Average Exercise Price
Balance, beginning of year	142,527	$1,527.00	158,993	$15.10	186,992	$14.95
Exercised	(75,836)	15.43	(12,087)	12.95	(11,012)	12.21
Forfeited or expired	(296)	12.07	(4,379)	15.77	(16,987)	15.34

Balance, end of year	66,395	$14.94	142,527	$15.27	158,993	$15.10

Cash-settled SARs exercisable, end of year	66,395	$14.94	142,527	$15.27	158,993	$15.10

As of December 31, 2016, there was an intrinsic value of $409 on the Company’s outstanding cash-settled SARs. The weighted average remaining contractual term of exercisable cash-settled SARs was 1.19 years as of December 31, 2016.

The following tables identify stock options, employee stock SARs, and employee cash SARs exercised during the periods ended December 31, 2016 and 2015:

	Twelve months ended December 31, 2016
	Number Exercised	Weighted Average Exercise	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	68,907	$14.85	$117	48,665	NA
Employee stock SARs	103,818	$12.28	$40	9,131	NA
Employee cash SARs	75,836	$11.81	NA	NA	$178

	Twelve months ended December 31, 2015
	Number Exercised	Weighted Average Exercise	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	7,596	$11.44	$29	7,596	NA
Employee stock SARs	49,600	$12.12	$94	6,250	NA
Employee cash SARs	12,087	$12.95	NA	NA	$27

During 2016, 16,144 restricted shares were granted and issued to directors with no restrictions imposed.

In 2016, the Company granted 130,151 RSUs to employees. Of the RSUs granted, 129,851 vest over four years, and 300 vested immediately. The Company’s RSUs do not accrue dividends and the grantees do not have voting rights.

The following table provides information regarding RSU activity during 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016		2015		2014
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of year	330,997	$12.23	306,532	$11.18	299,696	$9.79
Granted	130,151	16.66	157,195	13.00	127,051	13.21
Vested shares issued	(80,051)	11.50	(75,373)	10.59	(58,518)	9.65
Vested shares forfeited for taxes	(48,173)	11.50	(46,105)	10.59	(36,384)	9.65
Forfeited or expired	(32,084)	13.70	(11,252)	12.33	(25,313)	10.67

Balance, end of year	300,840	$14.30	330,997	$12.23	306,532	$11.18

Under the terms of the 2006 SOEC Plan, shares of the Company common stock are to be issued as soon as is practicable upon vesting of RSUs.

NOTE 19 – DEFERRED COMPENSATION PLAN:

During 2015, the Company established a nonqualified deferred compensation plan for certain eligible executives and eligible directors. Under the deferred compensation plan, eligible executives and eligible directors may elect to defer a portion of their base salary, bonuses, director fees, and/or long-term incentive compensation. The deferred compensation liability totaled $742 and $352 at December 31, 2016, and 2015, respectively, and is included within the other liabilities on the consolidated balance sheet.

NOTE 20 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2016, 2015 and 2014:

	Unrealized gains and losses on available-for-sale securities	Unrealized gains and losses on derivative instrument - cash flow hedge	Total
Year ended December 31, 2016
Beginning balance	$2,649	$50	$2,699
Other comprehensive (loss) income before reclassifications	(4,804)	191	(4,613)
Amounts reclassified from accumulated other comprehensive income	(215)	(186)	(401)

Net current-period other comprehensive (loss) income	(5,019)	5	(5,014)
Ending balance	$(2,370)	$55	$(2,315)

Year ended December 31, 2015
Beginning balance	$3,695	$107	$3,802
Other comprehensive (loss) before reclassifications	(649)	(57)	(706)
Amounts reclassified from accumulated other comprehensive income	(397)	—	(397)

Net current-period other comprehensive (loss)	(1,046)	(57)	(1,103)
Ending balance	$2,649	$50	$2,699

Year ended December 31, 2014
Beginning balance	$(148)	$247	$99
Other comprehensive income (loss) before reclassifications	3,822	(140)	3,682
Amounts reclassified from accumulated other comprehensive income	21	—	21

Net current-period other comprehensive income (loss)	3,843	(140)	3,703
Ending balance	$3,695	$107	$3,802

NOTE 21 – TRANSACTIONS WITH RELATED PARTIES:

The Company has granted loans to officers and directors and to companies with which they are associated. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. Activity with respect to these loans during the years ended December 31, 2016, 2015 and 2014, was as follows:

	For the Years Ended December 31,
	2016	2015	2014
Balance, beginning of year	$25	$100	$100
Additions or renewals	25	35	—
Amounts collected	(50)	(110)	—

Balance, end of year	$—	$25	$100

In addition, there were $106 in commitments to extend credit to directors and officers at December 31, 2016, which are included among loan commitments, disclosed in Note 22.

At December 31, 2016, 2015, and 2014, deposits to related parties totaled $6,439, $1,091, and $1,304, respectively.

NOTE 22 – COMMITMENTS AND CONTINGENCIES:

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

Off-balance sheet instruments at December 31, 2016 and 2015 consist of the following:

	December 31,
	2016	2015
Commitments to extend credit (principally variable rate)	$408,860	$256,156
Letters of credit and financial guarantees written	$2,425	$1,184

The Company has entered into executive employment agreements with two key executive officers. The employment agreements provide for minimum aggregate annual base salaries of $840, plus performance adjustments, life insurance coverage, and other perquisites commonly found in such agreements. The two employment agreements expire in 2017 unless extended or terminated earlier.

Legal contingencies arise from time-to-time in the normal course of business. Based upon analysis of management and in consultation with the Company’s legal counsel there are no current legal matters which are expected to have a material effect on the Company’s consolidated financial position.

NOTE 23 – FAIR VALUE:

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

The estimated fair values of the financial instruments at December 31, 2016 and 2015, are as follows:

	December 31,
	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$67,113	$67,113	$36,675	$36,675
Securities available-for-sale	470,996	470,996	366,598	366,598
Loans	1,857,767	1,837,673	1,404,482	1,389,562
Accrued interest receivable	7,017	7,017	5,721	5,721
Federal Home Loan Bank stock	5,423	5,423	5,208	5,208
Bank-owned life insurance	35,165	35,165	22,884	22,884
Interest rate swaps	150	150	171	171
Financial liabilities:
Deposits	$2,148,103	$2,147,056	$1,597,093	$1,597,280
Federal Home Loan Bank borrowings	65,000	65,043	77,500	77,651
Subordinated debentures	34,096	32,140	—	—
Junior subordinated debentures	11,311	6,972	8,248	2,741
Accrued interest payable	176	176	138	138
Interest rate swaps	81	81	116	116

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

Subordinated Debentures – Fair value of Debentures is estimated by discounting future cash flows at rates currently available for debt with similar credit risk, terms and remaining maturities.

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

The following table presents information about the level in the fair value hierarchy for the Company’s assets and liabilities not measured at fair value as of December 31, 2016, and 2015:

	Carrying Amount	Fair Value at December 31, 2016
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$67,113	$67,113	$—	$—
Loans	1,857,767	—	—	1,837,673
Accrued interest receivable	7,017	7,017	—	—
Federal Home Loan Bank stock	5,423	5,423	—	—
Bank-owned life insurance	35,165	35,165	—	—
Interest rate swaps	150	150	—	—
Financial liabilities:
Deposits	$2,148,103	$1,969,220	$177,836	$—
Federal Home Loan Bank borrowings	65,000	—	65,043	—
Subordinated debentures	34,096	—	32,140
Junior subordinated debentures	11,311	—	6,972	—
Accrued interest payable	176	176	—	—
Interest rate swaps	81	81	—	—

	Carrying Amount	Fair Value at December 31, 2015
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$36,675	$36,675	$—	$—
Loans	1,404,482	—	—	1,389,562
Accrued interest receivable	5,721	5,721	—	—
Federal Home Loan Bank stock	5,208	5,208	—	—
Bank-owned life insurance	22,884	22,884	—	—
Swap derivative	171	171	—	—
Financial liabilities:
Deposits	$1,597,093	$1,458,490	$138,790	$—
Federal Home Loan Bank borrowings	77,500	—	77,651	—
Junior subordinated debentures	8,248	—	2,741	—
Accrued interest payable	138	138	—	—
Interest rate swaps	116	116	—	—

The tables below show assets/liabilities measured at fair value on a recurring basis as of December 31, 2016, and December 31, 2015:

	Carrying Value	Fair Value Measurements Using
December 31, 2016		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S government agencies	$25,620	$—	$25,620	$—
Obligation of states and political subdivisions	110,739	—	110,739	—
Agency mortgage-backed securities	290,036	—	290,036	—
Private-label mortgage-backed securities	1,937	—	569	1,368
SBA variable vate pools	42,664	—	42,664	—
Interest rate swaps	69	69	—	—

Total assets measured on a recurring basis	$471,065	$69	$469,628	$1,368

	Carrying Value	Fair Value Measurements Using
December 31, 2015		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S government agencies	$44,623	$—	$44,623	$—
Obligation of states and political subdivisions	97,151	—	97,151	—
Agency mortgage-backed securities	185,370	—	185,370	—
Private-label mortgage-backed securities	2,790	—	1,204	1,586
SBA variable rate pools	35,771	—	35,771	—
Corporate securities	893	—	893
Interest rate swaps	55	55	—	—

Total assets measured on a recurring basis	$366,653	$55	$365,012	$1,586

No transfers to or from level 1 and 2 occurred on assets measured at fair value on a recurring basis during the twelve months ended December 31, 2016.

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

The following table provides a reconciliation of assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the periods ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
Beginning balance	$1,586	$1,568	$1,786
Transfers into Level 3	70	300	—
Transfers out of Level 3	—	—	—
Total gains or losses
Included in earnings	(21)	—	—
Included in other comprehensive income	43	66	(106)
Paydowns	(310)	(348)	(112)
Purchases, issuances, sales, and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—

Ending balance	$1,368	$1,586	$1,568

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

There have been no significant changes in the valuation techniques during the periods reported.

The tables below show assets measured at fair value on a nonrecurring basis as of December 31, 2016, and 2015:

		Fair Value Measurements Using
December 31, 2016	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$10,936	$—	$—	$10,936

	$10,936	$—	$—	$10,936

		Fair Value Measurements Using
December 31, 2015	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans measured for impairment (net of guarantees and specific reserve)	$53	$—	$—	$53
Other real estate owned	10,147	—	—	10,147

	$10,200	$—	$—	$10,200

During second quarter 2016, there was one security that transferred from level 2 to level 3 as the Bank recorded OTTI on a security. For additional information, see Note 4.

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

NOTE 24 – REGULATORY MATTERS:

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Tier 1 capital, and common equity Tier 1 to risk-weighted assets and of Tier 1 capital to leverage assets. Management believes that, as of December 31, 2016, the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2016, according to FDIC guidelines, the Bank is considered to be well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total capital (to risk weighted assets)
Bank:	$267,416	12.19%	$175,555	8.00%	$219,444	10.00%
Company:	$278,444	12.69%	NA		NA
Tier 1 capital (to risk weighted assets)
Bank:	$244,414	11.14%	$131,666	6.00%	$175,555	8.00%
Company:	$221,346	10.08%	NA		NA
Common Equity Tier 1 (to risk weighted assets)
Bank:	$244,414	11.14%	$98,750	4.50%	$142,638	6.50%
Company:	$208,873	9.52%	NA		NA
Tier 1 capital (to leverage assets)
Bank:	$244,414	9.96%	$98,181	4.00%	$122,726	5.00%
Company:	$221,346	9.01%	NA		NA
As of December 31, 2015:
Total capital (to risk weighted assets)
Bank:	$200,236	12.52%	$127,990	8.00%	$159,988	10.00%
Company:	$201,261	12.58%	NA		NA
Tier 1 capital (to risk weighted assets)
Bank:	$182,575	11.41%	$95,993	6.00%	$127,990	8.00%
Company:	$183,600	11.47%	NA		NA
Common Equity Tier 1 (to risk weighted assets)
Bank:	$182,575	11.41%	$71,995	4.50%	$103,992	6.50%
Company:	$175,600	10.97%	NA		NA
Tier 1 capital (to leverage assets)
Bank:	$182,575	9.88%	$73,938	4.00%	$92,422	5.00%
Company:	$183,600	9.93%	NA		NA

On July 2, 2013, the federal banking regulators approved the final proposed rules that revised the regulatory capital rules to conform the U.S. regulatory capital framework for U.S. banking organizations to the Basel Committee’s Base III capital framework (“Basel III”). The phase-in period for the final rules began for the Company on January 1, 2016, with full compliance with the final rules entire requirement to be phased in by January 1, 2019.

The final rules, among other things, included a new common equity Tier 1 capital (“CET1”) to risk-weighted assets ratio, including a capital conservation buffer composed of CET1, which will gradually increase from 4.50% on January 1, 2016 to 7.00% on January 1, 2019. The final rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.00% to 6.00%, as well as require a minimum total capital ratio of 8.00% and a minimum leverage ratio of 4.00%.

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

NOTE 25 – PARENT COMPANY FINANCIAL INFORMATION:

Financial information for the Company is presented below:

BALANCE SHEET

	December 31,
	2016	2015
Assets:
Cash deposited with the Bank	$7,558	$678
Cash and due from banks	403	400
Goodwill	4,464	—
Prepaid expenses	9	4
Equity in Trust	434	248
Swap unrealized gain	91	82
Investment in the Bank	306,304	225,416

	$319,263	$226,828

Liabilities and shareholders’ equity:
Liabilities	$66	$57
Deferred tax liability	35	32
Subordinated debentures	34,096	—
Junior subordinated debentures	11,311	8,248
Shareholders’ equity	273,755	218,491

	$319,263	$226,828

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015	2014
Income:
Cash dividends from the Bank	$4,400	$6,550	$16,211
Income from Trust Preferred	8	4	4

	4,408	6,554	16,215

Expenses:
Interest expense	1,422	226	225
Investor relations	103	132	84
Legal, registration expense, and other	230	98	132
Personnel costs paid to Bank	189	167	183

	1,944	623	624

Income before income tax expense and equity in undistributed earnings from the Bank	2,464	5,931	15,591
Income tax benefit	200	139	140
Equity in undistributed earnings of the Bank	17,112	12,681	311

Net income	$19,776	$18,751	$16,042

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$19,776	$18,751	$16,042
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings from the Bank	(17,112)	(12,681)	(311)
Excess tax benefit of stock options exercised	(43)	(9)	(14)
Other, net	(665)	652	525

Net cash provided by operating activities	1,956	6,713	16,242

Cash flows from investing activities:
Capital Investment in the Bank	(20,000)	—	—

Net cash used by investing activities	(20,000)	—	—
Cash flows from financing activities:
Proceeds from stock options exercised	691	86	189
Excess tax benefit of stock options exercised	43	9	14
Repurchase of common stock	—	—	(3,600)
Dividends paid	(8,983)	(8,042)	(12,308)
Vested SARS and RSUs surrendered by employees to cover tax consequences	(896)	(649)	(517)
Proceeds from subordinated debt issuance	34,072	—	—

Net cash provided by (used in) financing activities	24,927	(8,596)	(16,222)

Net change in cash	6,883	(1,883)	20
Cash, beginning of period	1,078	2,961	2,941

Cash, end of period	$7,961	$1,078	$2,961

NOTE 26 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for the years ended December 31, 2016 and 2015 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
2016
Total interest income	$19,953	$20,284	$22,662	$27,044	$89,943
Total interest expense	1,144	1,137	1,891	2,060	6,232

Net interset income	18,809	19,147	20,771	24,984	83,711
Provision for loan losses	245	1,950	1,380	1,875	5,450
Noninterest Income	1,807	1,747	1,919	2,344	7,817
Noninterest Expense	12,007	14,932	13,825	15,829	56,593

Income before income taxes	8,364	4,012	7,485	9,624	29,485
Provision for income taxes	2,905	1,406	2,634	2,764	9,709

Net income	$5,459	$2,606	$4,851	$6,860	$19,776

Per common share
Earnings (basic) (1)	$0.28	$0.13	$0.24	$0.30	$0.96
Earnings (diluted) (1)	$0.28	$0.13	$0.23	$0.30	$0.95

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
2015
Total interest income	$16,069	$18,840	$19,450	$19,877	$74,236
Total interest expense	1,095	1,144	1,142	1,055	4,436

Net interset income	14,974	17,696	18,308	18,822	69,800
Provision for loan losses	—	550	625	520	1,695
Noninterest Income	1,276	1,627	1,714	2,008	6,625
Noninterest Expense	11,972	11,030	11,182	11,706	45,890

Income before income taxes	4,278	7,743	8,215	8,604	28,840
Provision for income taxes	1,475	2,648	2,890	3,076	10,089

Net income	$2,803	$5,095	$5,325	$5,528	$18,751

Per common share
Earnings (basic) (1)	$0.15	$0.26	$0.27	$0.28	$0.97
Earnings (diluted) (1)	$0.15	$0.26	$0.27	$0.28	$0.97

(1)	Due to average share calculations, quarterly earnings per share may not total the amount reported for the full year

NOTE 27 – SUBSEQUENT EVENTS

On January 9, 2017, Pacific Continental entered into a definitive agreement to merge with Columbia Banking System, Inc., headquartered in Tacoma, Washington. Upon completion of the merger, the combined company will operate under the Columbia Bank name and brand. The agreement was approved by the Board of Directors of each company. Closing of the transaction, which is expected to occur in mid-2017, is contingent on shareholder approval and receipt of necessary regulatory approvals, along with satisfaction of other customary closing conditions.

ITEM 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

ITEM 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and timely reported as provided in the SEC rules and forms. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the twelve months ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The management of the Company has assessed the effectiveness of its internal control over financial reporting at December 31, 2016. To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, at December 31, 2016, management has determined that internal controls over financial reporting were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

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

(a)(3) Exhibit Index

Exhibit

3.1	Second Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

4.1	Form of Indenture relating to the issuance of debentures, notes, bonds or other evidences of indebtedness (3)

10.1*	1999 Employee Stock Option Plan (4)

10.2*	1999 Director’s Stock Option Plan (4)

10.3*	Amended 2006 Stock Option and Equity Compensation Plan (5)

10.4*	Form of Restricted Stock Award Agreement (6)

10.5*	Form of Stock Option Award Agreement (6)

10.6*	Form of Restricted Stock Unit Agreement (6)

10.7*	Form of Stock Appreciation Rights Agreement (6)

10.8*	Form of Executive Restricted Stock Unit Award Agreement (6)

10.9*	Form of Change in Control Agreement with executive officers (7)

10.10*	Amended and Restated Employment Agreement for Roger Busse dated July 19, 2016 (8)

10.11*	Amended and Restated Employment Agreement for Casey Hogan dated July 19, 2016 (8)

10.12*	NWB Financial Corporation Employee Stock Option Plan (9)

10.13*	NWB Financial Corporation Director Stock Option Plan (9)

10.14*	Director Fee Schedule, Effective January 1, 2013 (10)

10.15*	Director Stock Trading Plan (11)

10.15*	Deferred Compensation Plan (12)

14.1	Code of Ethics for Senior Financial Officers and Principal Executive Officer (10)

23.1+	Consent of Moss Adams LLP

24.1+	Power of Attorney (included on signature page to this Form 10-K)

31.1+	302 Certification, Roger S. Busse, Chief Executive Officer

31.2+	302 Certification, Richard R. Sawyer, Executive Vice President and Chief Financial Officer

32+	Certifications Pursuant to 18 U.S.C. Section 1350

101+	The following financial information from Pacific Continental Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, is formatted in XBRL; (i) the Audited Consolidated Balance Sheets, (ii) the Audited Consolidated Statements of Operations, (iii) the Audited Consolidated Statements of Comprehensive Income , (iv) the Audited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Audited Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010.

(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.

(3)	Incorporated by reference to Exhibit 4.1 of the Company’s Form S-3 Registration Statement, filed March 29, 2013.

(4)	Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s S-8 Registration Statement (File No. 333-109501) filed October 6, 2003.

(5)	Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

(6)	Incorporated by reference to Exhibits 99.1 to 99.5 of the Company’s Form S-8 Registration Statement (File No. 333-181826) filed on June 1, 2012.

(7)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 of the Company’s Current Report on Form 8-K filed February 2, 2013

(8)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

(9)	Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s Form S-8 Registration Statement (File No. 333-130886) filed January 1, 2006.

(10)	Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(11)	Incorporated by reference to Exhibits 10.14 and 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(12)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 30, 2015.

*	Executive Contract, Compensatory Plan or Arrangement
+	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION (Registrant)

By:	/s/ Roger S. Busse
Roger S. Busse
Chief Executive Officer
Date: March 13, 2017

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of March 2017.

Principal Executive Officer

By	/s/ Roger S. Busse	Chief Executive Officer
	Roger S. Busse	and Director

Principal Financial and Accounting Officer

By	/s/ Richard R. Sawyer	Executive Vice President and
	Richard R. Sawyer	Chief Financial Officer

Directors

By	/s/ Robert A. Ballin	Chairman	By	/s/ Michael E. Heijer	Director
	Robert A. Ballin			Michael E. Heijer

By	/s/ Donald G. Montgomery	Vice Chairman	By	/s/ Michael D. Holzgang	Director
	Donald G. Montgomery			Michael D. Holzgang

By	/s/ John H. Rickman	Director	By	/s/ Donald L. Krahmer, Jr.	Director
	John H. Rickman			Donald L. Krahmer, Jr.

By	/s/ Jeffrey D. Pineo	Director	By	/s/ Judith Ann Johansen	Director
	Jeffrey D. Pineo			Judith Ann Johansen

By	/s/ Eric Forrest	Director	By	/s/ Karen L. Whitman	Director
	Eric S. Forrest			Karen L. Whitman

By	/s/ Duane Woods	Director	By	/s/ Tom Ellison	Director
	Duane Woods			Tom Ellison

By	/s/ Roger S. Busse	Director
Roger S. Busse