Form 10-K/A
period 2016-12-31
PACIFIC CONTINENTAL CORP
filed 2017-04-19
CIK 1084717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2016 (the last business day of the most recently completed second quarter) was $287,950,930 based on the closing price as quoted on the NASDAQ Global Select Market on that date.

The number of shares outstanding of the registrant’s common stock, no par value, as of April 17, 2017, was 22,667,111.

EXPLANATORY NOTE

Pacific Continental Corporation (the “Company” or the “Registrant”) is filing this Amendment No. 1 on Form 10- K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2016 (the “Original Report”) to include Items 10, 11, 12, 13 and 14 of Part III to Form 10-K. No changes are being made to the Original Report. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Report and it does not modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the original filing.

As reported in the Company’s Current Report on Form 8-K filed with the Commission on January 10, 2017, the Company has entered into an Agreement and Plan of Merger dated as of January 9, 2017 (the “Merger Agreement”), with Columbia Banking System, Inc., a Washington corporation (“Columbia”), and a to-be-formed Oregon corporation and a wholly-owned subsidiary of Columbia (“Merger Sub”), pursuant to which the Company would merge with and into Columbia. A copy of the Merger Agreement (together with certain other information regarding the proposed merger) is provided in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2017. As a result of the Merger Agreement, the Company’s Board of Directors has decided to postpone its 2017 Annual Meeting of Shareholders.

The Audit Committee Report and the Compensation Committee Report included in this Amendment No. 1 on Form 10-K/A are not to be incorporated by reference into any other filings made with the Commission unless otherwise stated in those filings.

PART III

ITEM 10	Directors, Executive Officers and Corporate Governance

CORPORATE GOVERNANCE

The Board of Directors is committed to good business practices, transparency in financial reporting and high standards of corporate governance. The Company operates within a comprehensive plan of corporate governance for the purpose of defining responsibilities, setting high standards of professional and personal conduct, and assuring compliance with such responsibilities and standards. The Board periodically reviews the Company’s governance policies and practices against those suggested by various groups or authorities active in corporate governance and the practices of other companies, as well as the requirements of applicable securities laws and the listing standards of The NASDAQ Stock Market (“Nasdaq”).

Code of Ethics and Corporate Governance Documents

We have adopted a Conflicts of Interest/Code of Ethics/Confidentiality Policy (the “Ethics Policy”), which provides ethical standards and corporate policies that apply to all of our directors, officers and employees. Our Ethics Policy requires, among other things that our directors, officers and employees act in a responsible and ethical manner, comply with laws and regulations, avoid conflicts of interest, and otherwise conduct themselves in a manner deserving of the public trust and confidence. We have also adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and any persons performing similar functions, and provides for accurate, complete and fair financial reporting.

In addition, each of our committees operates under formal written charters approved by the applicable committee and adopted by our Board of Directors. You may access the current charters and policies, including the Code of Ethics for Senior Financial Officers, Ethics Policy, Articles of Incorporation, Bylaws, and the Audit, Compensation and Corporate Governance and Nominating Committee (“Governance/Nominating Committee”) charters, by visiting the Company’s website and clicking on the Governance Documents link within the Investor Relations section at www.therightbank.com.

Director Independence

The Board of Directors is committed to maintaining an independent Board, and for many years our Board, excluding the Chief Executive Officer, has been comprised of independent directors. It has further been the Company’s practice to separate the duties of Chairman and Chief Executive Officer. In keeping with good corporate governance practices, at this time, the Board believes that the separation of the duties of Chairman and Chief Executive Officer eliminates any inherent conflict of interest that may arise when the roles are combined, and that an independent director who has not served as an executive of the Company can best provide the necessary leadership and objectivity required as Chairman.

With the assistance of legal counsel to the Company, the Governance/Nominating Committee has reviewed the applicable legal standards for Board and Board committee member independence and the criteria applied to determine “audit committee financial expert” status. The Board of Directors has determined that Mr. Donald L. Krahmer, Jr., meets the definition of “audit committee financial expert” under the rules of the SEC and is “financially sophisticated” under Nasdaq rules.

The Committee has also reviewed a summary of the answers to annual questionnaires completed by each of the directors, which also included any potential director-affiliated transactions. The Governance/Nominating Committee analyzed the independence of each director and has determined that all directors (other than Mr. Busse)? met the applicable laws and listing standards regarding “independence” as defined by the Nasdaq listing standards, and that each such director or nominee is free of relationships that would interfere with the individual’s exercise of independent judgment. In determining the independence of each director or nominee, the Committee considered many factors, including any lending arrangements with the directors, each of which (i) were made in the ordinary course of business, (ii) were substantially made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company or the Bank, and (iii) did not involve more than the normal risk of collectability or present other unfavorable features. Such arrangements are discussed in detail below in Item 13 of this Amendment.

Director Qualifications

The Board of Directors believes that each of the Company’s directors should bring a rich mix of qualities and skills to the Board. All of our directors bring to our Board a wealth of leadership experience derived from their service in a variety of professional and executive positions and extensive board experience.

The Governance/Nominating Committee is responsible for the oversight and nomination process for director nominees. The Committee has not adopted formal “director qualification standards” for Committee-recommended nominees. However, the Committee annually reviews the experience, qualifications, attributes and skills of each director and nominee as part of its evaluation of whether these are the right individuals to serve on the Company’s Board to help the Company successfully meet its strategic plans. Because each director of the Company must be re-elected annually, the Committee has an annual opportunity to assess these factors and, if appropriate, determine not to re-nominate any director. A more detailed discussion regarding the considerations given by the Committee when considering director nominees is set forth below in the section entitled “Certain Committees of the Board of Directors— Governance/Nominating Committee.”

The director biographical information set forth below summarizes the experience, qualifications, attributes and skills that the Company believes qualify each director to serve on the Board. The Governance/Nominating Committee and the Board believe that each respective director’s professional and business acumen and board experience and the total mix of all directors’ experience and skills are beneficial to the Company and the Board.

Certain Committees of the Board of Directors

The Boards of the Company and Pacific Continental Bank (the “Bank”) have jointly established, among others, an Audit Committee, a Compensation Committee and a Governance/Nominating Committee. Each committee operates under a formal written charter approved by the respective Committee and adopted by the Board of Directors. You may access copies of these respective charters by visiting the Company’s website and clicking on the Governance Documents link within the Investor Relations section at www.therightbank.com.

The following table shows the membership of the various Board committees as of April 15, 2017.

Committee Membership

	Audit	Compensation	Governance/ Nominating
Robert A. Ballin	☐	☐	☒
Thomas A. Ellison	☐	☐	☐
Eric S. Forrest	☒	☒	☐
Michael E. Heijer	☒	☐	☒
Michael D. Holzgang	☐	☒	☒ *
Judith A. Johansen	☒	☐	☐
Donald L. Krahmer, Jr.	☒ *	☐	☒
Donald G. Montgomery	☐	☒ *	☒
Jeffrey D. Pinneo	☐	☒	☐
John H. Rickman	☒	☒	☒
Karen L. Whitman	☐	☒	☐
Duane C. Woods	☒	☐	☐
Total Meetings in 2016	[16]	[6]	[3]

*	Committee Chair

Audit Committee. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the outside auditors performing or issuing an audit report, and approves the engagement and fees for all audit and non-audit functions, with the independent auditors reporting directly to the Audit Committee. The responsibilities of the Audit Committee include overseeing (i) the integrity of the Company’s financial statements, which includes reviewing the scope and results of the annual audit by the independent auditors, any recommendations of the independent auditors and management’s response to such recommendations, and the accounting principles being applied by the Company in financial reporting, (ii) the establishment of procedures for the receipt, retention and treatment of accounting controls, (iii) the reports of bank regulatory authorities and reporting its conclusions to the Board, (iv) the procedures with respect to the records and business practices of the Company and the Bank, (v) the adequacy and implementation of the internal auditing, accounting and financial controls, (vi) the independent auditor’s qualifications and independence, and (vii) compliance with the Company’s legal and regulatory requirements.

The Audit Committee oversees and evaluates the adequacy of the Company’s internal and disclosure controls; however, management is responsible for developing and implementing the internal controls and the financial reporting process. The independent accountants are responsible for performing an audit of the consolidated financial statements in accordance with generally accepted auditing standards and then issuing a report thereon. The Committee’s responsibility is to monitor and oversee this process. In connection with its ongoing responsibility of risk oversight, the Audit Committee also has responsibility for overseeing and refining the Company’s comprehensive Enterprise Risk Management (ERM) evaluative process.

Compensation Committee. The Compensation Committee reviews and approves the Company’s retirement and benefit plans, and determines the salary and incentive compensation for the Chief Executive Officer. For other executive officers, the Committee reviews recommendations from the President/Chief Executive Officer, Chief Operating Officer and the EVP/Chief Administrative Officer. The Committee also reviews and approves total compensation levels for all other Bank officers, and reviews the Company’s annual budget for total compensation and benefits expense. The Committee also establishes compensation for directors, which includes Board retainer fees and committee meeting fees as well as retainer fees for certain committee chairs. In addition to cash compensation, the Committee considers equity grant awards for directors and employees. The Committee may engage outside consultants to assist the members in making peer comparisons and determining industry “best practices.” The Committee is directly responsible and has full authority for the appointment, compensation and oversight of compensation consultants, legal counsel and any other advisors retained by the Committee. The Chair of the Committee reports to the full Board the actions of the Committee.

Additional information regarding executive and director compensation is discussed below in Item 11 of this Amendment under “Compensation Discussion and Analysis,” “Executive Compensation,” and “Director Compensation.”

Governance/Nominating Committee. The Governance/Nominating Committee reviews and considers various corporate governance standards as suggested by evolving best practices, the needs of the Company and its shareholders, or as required by the SEC, NASDAQ and other regulatory agencies, and makes recommendations to the full Board as it deems appropriate. The Committee is responsible for reviewing the Ethics Policy and committee charters, defining Board member expectations and independence, reviewing and approving related party transactions, and overseeing Board and committee self-evaluations. In addition, the Committee recommends to the full Board a slate of director nominees for election at the Company’s annual meeting of shareholders.

In deciding whether to recommend incumbent directors for re-nomination, the Governance/Nominating Committee evaluates the Company’s evolving needs and assesses the effectiveness and contributions of its existing directors. The Governance/Nominating Committee is authorized to establish guidelines for the qualification, evaluation and selection of new directors to serve on the Board. The Governance/Nominating Committee has not adopted specific minimum qualifications for Committee-recommended nominees, nor has the Governance/Nominating Committee adopted a formal policy relating to Board diversity, although the Committee and the Board value a diversity of backgrounds, professional experience and skills among directors. The Governance/Nominating Committee instead evaluates each nominee on a case-by-case basis, including assessment of each nominee’s business experience, involvement in the communities served by the Company, independence and special skills. The Governance/Nominating Committee also evaluates whether the nominee’s skills are complementary to existing Board members’ skills, and the Board’s need for operational, management, financial, technological or other expertise, as well as geographical representation within the Company’s market areas.

The Governance/Nominating Committee will also consider nominees recommended by shareholders provided that the recommendations are made in accordance with the procedures described below.

Shareholders may submit proposals for consideration at future annual shareholder meetings, including director nominations. The Company’s Bylaws provide for the nomination of director candidates by Company shareholders. In order to recommend that the Governance/Nominating Committee consider a person for inclusion as a director nominee in the Company’s proxy statement for next year’s annual meeting, the Company must receive a notice of recommendation that meets all of the requirements contained in the Company’s Bylaws. Such recommendation should be sent to the attention of the Corporate Secretary of the Company, and should contain the following information: (a) the name and address of each proposed nominee and the number of shares of Company stock held by such nominee, (b) the principal occupation of each proposed nominee, (c) a description of any arrangements or understandings between the nominee and the nominating shareholder pursuant to which the nomination is being made, (d) your name and address, (e) the number of shares of Company stock that you own, and (f) a consent of the nominee agreeing to the nomination. The presiding officer of the meeting may disregard your nomination if it does not contain the above information and otherwise meet the requirements set forth in the Company’s Bylaws. The Governance/Nominating Committee evaluates all candidates, including shareholder-proposed candidates, using generally the same methods and criteria, although those methods and criteria are not standardized and may vary from time to time.

Directors

Set forth below is information regarding the Company’s directors as of April 15, 2017. All of the directors of the Company also serve as directors of the Bank:

Robert A. Ballin, 75, has been a director of the Company and the Bank since 1999 and 1980, respectively, and served as Chairman of the Board since 2000. Mr. Ballin has had a 50-year career in the insurance industry and is currently part-owner of Ward Insurance in Eugene. His special expertise is the providing of insurance and surety for the wood products industry throughout the Western half of the United States. Mr. Ballin has also served on numerous community, philanthropic and corporate boards in varying capacities. As a long-time Northwest businessman, his experience in all economic cycles is particularly valuable. Mr. Ballin’s experience in the wood products industry provides insight and knowledge in an industry of significant importance to the Northwest, and his experience in surety underwriting helps provide Board oversight of the Bank’s credit underwriting practices.

Roger S. Busse, 61, an accredited banking veteran with more than 40 years of industry experience, became president and chief executive officer in January of 2015. In 2015, Mr. Busse was named to the FDIC Advisory Committee on Community Banking. Mr. Busse joined Pacific Continental Bank in 2003 after a 25-year career with U.S. Bank. Mr. Busse’s first role with PCB was as executive vice president and chief credit officer. In 2006, Mr. Busse was promoted to executive vice president and chief operating officer; and in 2007, he was promoted to president and chief operating officer. A certified management consultant, Mr. Busse holds a bachelor’s degree from Reed College, has earned a master’s degree from Harvard University and is a graduate of the Harvard/MIT executive negotiation curriculum. Mr. Busse is on the board of Synergy by Association – an affiliate organization of the Oregon Bankers Association and was the past board chair of a nonprofit organization in Portland. An accomplished presenter, Mr. Busse is a frequent guest speaker at various executive forums, business-related symposiums and university- sponsored events that focus on ethics and business management. Mr. Busse has recently spoken before professional and student audiences at Harvard, Reed College, University of Oregon, Warner Pacific College, the Oregon Banker’s Association and Moss Adams LLP. Mr. Busse is an avid community volunteer and has assisted organizations such as Food for Lane County and Habitat for Humanity.

Thomas A. Ellison, 60, was elected a director of the Company and the Bank in September 2016. Mr. Ellison co-owner in partnership with TPG Capital and Leonard Green Partners at Savings, Inc., a privately held international retail chain with over 350 locations in the United States, Canada, and Australia. Mr. Ellison retired from his position as chairman at Savers in January 2016, after 42 years with the company. His other business interest include: Legacy Capital, LLC (private equity investments) and Legacy Commercial, LLC (ownership, management, brokerage and development of retail shopping centers and office buildings). Mr. Ellison also serves on the Evergreen Pacific Partners Board of Advisors (Northwest- based private equity firm) and the University of Washington’s Campaign Initiatives Committee. Past board positions include chairman and founding board member at Foundation Bank, Seattle University, Rainier Scholars and J.C. Bartol Scholarship Foundation. He is a member of WPO/YPO (World Presidents Organization) and is involved in supporting numerous local charities directly through the Ellison Foundation, which donates to innovative nonprofit organizations in medicine, education, and human resources. Most recently, the Ellison Foundation has partnered with the University of Washington Alzheimer’s Disease Research Center to create a “Discovery to Therapy Pipeline” to find a cure for Alzhemier’s.

Eric S. Forrest, 49, was elected a director of the Company and the Bank in June 2014. Mr. Forrest is the co-president of Eugene-based Bigfoot Beverages and currently serves on the Pepsi Northwest Bottlers board of directors, chairs the Oregon Beverage Recycling board and is past chair of the Pepsi-Cola Bottlers Association. A native Oregonian, Mr. Forrest has served on the Board of Directors of Eugene School District 4J, chaired the Eugene Chamber of Commerce executive committee and served on the City of Eugene’s budget committee. Prior to leading Bigfoot Beverages, he was co-founder and principal of Fast Track Car Wash/Joe to Go and served as president of Riversdale Ranch Properties. Mr. Forrest’s strong management experience and entrepreneurial drive provides a significant benefit to the Bank. He received a master’s degree in business administration from Willamette University and bachelor’s degree from Oregon State University.

Michael E. Heijer, 57, has been a director of both the Company and the Bank since 2005, following the acquisition of NWB Financial Corporation. Mr. Heijer was a founder of Northwest Business Bank and served on the boards of directors of NWB Financial Corporation and Northwest Business Bank until their acquisition by the Company in November 2005. He has more than 20 years’ experience in Pacific Northwest hotel and commercial real estate development and is the owner of GranCorp, Inc., a commercial real estate investment company with investments in the Pacific Northwest, which he formed in April 1986. Mr. Heijer was the founder and part-owner of Teris LLC, formerly American Legal Copy, a litigation support services company serving the West Coast that was formed in 1996, and sold in September 2013. He holds a bachelor’s degree in economics from the University of California at Berkeley. Mr. Heijer is a long-time Puget Sound resident and provides an important perspective with regard to the greater Seattle market, one of the Company’s three primary markets. Mr. Heijer’s real estate and entrepreneurial business experiences in the Portland and Seattle markets are particularly beneficial to the Board.

Michael D. Holzgang, 59, has been a director of both the Company and the Bank since 2002. He currently serves as the chair of the Governance/Nominating Committee. Mr. Holzgang has been in the commercial real estate business for over 35 years, currently serving as senior vice president with Colliers International, a global real estate services company since 2001. Prior to joining Colliers, Mr. Holzgang was a senior director at Cushman & Wakefield of Oregon where he worked for 20 years. Prior to that, Mr. Holzgang started his real estate career in Eugene following his graduation from the University of Oregon business school in finance. In addition to the breadth and depth of his knowledge of real estate in all three markets served by the Bank, Mr. Holzgang has been an active leader in the greater Portland community as he has served on volunteer boards for a collective period of 35 years. Most recently he served as chairman of the board of directors for Medical Teams International, an international humanitarian disaster relief agency, the second largest nonprofit in the state of Oregon. Prior to that, Mr. Holzgang served as board president of the Boys and Girls Clubs of Portland. Mr. Holzgang is a native Oregonian and has spent most of his life and career residing in Portland, one of the Bank’s three primary markets. His extensive nonprofit, healthcare, and real estate experience and leadership provide a valuable perspective both to the Bank and the Company.

Judith A. Johansen, 58, has been a director of both the Company and the Bank since 2013. In 2013, Ms. Johansen retired from Marylhurst University where she served as president since 2008. Prior to her university service, Ms. Johansen was president and CEO of PacifiCorp where she was responsible for the company’s mining operations, regulated power generation facilities, wholesale energy services, transmission and distribution and concurrently served as a board member of Scottish Power, PLC. Additionally, Ms. Johansen served as CEO and administrator for Bonneville Power Administration from 1998 to 2000. Ms. Johansen currently serves on the board of Schnitzer Steel, Idaho Power, Kaiser Permanente Health Plans and Hospitals, Roseburg Forest Group and Hood River Distillers. She is also a senior fellow of the American Leadership Forum of Oregon and past chair of the Board of Trustees for the Oregon Chapter of the Nature Conservancy. Ms. Johansen is a former director for the Portland branch of the Federal Reserve Bank of San Francisco, the Oregon Business Council and Bank of the Cascades, and was a Trustee of Law at Lewis and Clark College. Additionally, Ms. Johansen served as an Oregon governor’s appointee to the Port of Portland Commission and is a former chair and trustee for Lewis and Clark College. Ms. Johansen’s extensive and varied business experience and her knowledge of public company practice is of particular value to the Company and the Bank.

Donald L. Krahmer, Jr., 59, has been a director of both the Company and the Bank since 2002, and currently serves as the chair of the Audit Committee. Mr. Krahmer serves as a shareholder of the law firm of Schwabe Williamson & Wyatt, PC, where he chairs the firm’s Technology and Business Practice. He has expertise in corporate law, mergers and acquisitions, corporate governance, and complex business issues. Prior to joining Schwabe as a shareholder in 2002, Mr. Krahmer was a partner at Black Helterline, LLP, and held various management positions with Endeavour Capital, PacifiCorp Financial Services, PacifiCorp and U.S. Bancorp. Mr. Krahmer serves as a member of the community board of directors of Regence Blue Cross Blue Shield of Oregon and serves as a member of the board of directors and executive committee of the Portland Business Alliance. He serves as a technical advisor to the Oregon Innovation Council, which brings together leaders from private businesses, higher education and the public sector to drive innovation strategy. Mr. Krahmer is a member of the American Bar Association’s Business Law Section and its Mergers and Acquisitions, Middle Market and Small Business, and Venture and Private Equity Finance committees. Mr. Krahmer is a long-time Pacific Northwest resident who has spent time in the Bank’s three primary markets of Portland, Eugene and Seattle, and provides important perspective in all of these marketplaces. Mr. Krahmer’s extensive network of business and personal contacts within these markets provides valuable assistance in the Company’s business development efforts. Mr. Krahmer’s board, strategic and financial experience qualifies him with the expertise needed for his service to the Board as well as his position of Audit Committee chair. Additionally, his background as an advisor to many Pacific Northwest businesses, entrepreneurs, executives and corporate boards provides a unique perspective to the Board.

Donald G. Montgomery, 77, has been a director of the Company and the Bank since 1999 and 1996, respectively, and vice chair of the Board since 2000, and currently serves as the chair of the Compensation Committee. Mr. Montgomery is a private investor and formerly served for 17 years as the chief operating officer of Timber Products Company, a privately-owned wood products production and sales company, prior to his retirement in 2002. Prior to joining Timber Products, Mr. Montgomery worked for Kings Table International as chief operating officer. Mr. Montgomery is a long-time Eugene resident and provides an important perspective with regard to the greater Eugene market, one of the Bank’s three primary markets. Mr. Montgomery’s experience as a public company executive brings strong operational and financial expertise to the Board and contributes greatly in developing the Company’s investor relations strategy. His many years of compensation policy and human resource management experience provide the Board with a good overall perspective on compensation, social and governance issues.

Jeffrey D. Pinneo, 60, has been a director of both the Company and the Bank since 2013. While Mr. Pinneo is best known for his professional work in the airline industry, he has devoted a great deal of his time to charitable organizations, including Medical Teams International, where he has served on the board since 2008 and as CEO since 2012. Mr. Pinneo has volunteered with the agency since 2006. Through decades of service to the world’s most vulnerable, Medical Teams International has established itself as a leader in global relief and development and a regional point of pride as one of the largest non-profits in the Northwest. Mr. Pinneo is the former CEO and president of Horizon Air. Mr. Pinneo retired in June 2010 after nearly 29 years with Alaska Air

Group companies Alaska Airlines and Horizon Air. During his tenure, Mr. Pinneo helped Horizon Air expand markets and revenues and extend the reach and preference of the Horizon and Alaska brands. Under his leadership, Horizon Air was named Regional Airline of the Year by Air Transport World in 2007. Mr. Pinneo has also served on the advisory boards of Seattle Pacific University Center for Integrity in Business, Washington State University College of Business and Point Loma Nazarene University; and currently serves as a trustee to the M.J. Murdock Charitable Trust. Mr. Pinneo’s geographic, nonprofit and public company experience align well with and support the Bank’s strategic plan.

John H. Rickman, 75, has been a director of both the Company and the Bank since 2003 and currently serves as the chair of the Company’s Asset and Liability Committee. Mr. Rickman worked for U.S. Bank for 38 years, serving as head of the bank’s Oregon commercial lending group, and, until his retirement in 2001, was the State President of U.S. Bank, Oregon. Mr. Rickman has been involved with numerous civic and professional organizations, including the executive committee of the Portland Chamber, United Way campaign cabinet committee, member of the SOLV-Founders Circle and Goodwill Industries of Columbia-Willamette. He previously served on the board of the Oregon Business Council, the Association for Portland Progress, co-chair of the Oregon Mentoring Initiative, and the Portland Oregon Sports Authority. He is a past chairman of the Oregon Bankers Association and was elected to the Oregon Bankers Hall of Fame in 2003. Mr. Rickman is a long-time Portland resident and provides an important perspective with regard to the greater Portland market, one of the Bank’s three primary markets. Mr. Rickman’s large-bank experience in asset and liability management, credit underwriting, loan portfolio and personnel management is of particular benefit to the Board, and his marketing and business development experience is a valuable resource to Company personnel.

Karen L. Whitman, 75, was appointed a director of the Company and the Bank in March 2015. Ms. Whitman is the president of Karen Whitman Projects and has extensive background in marketing and communication strategy with 35 years of experience advising business, political leaders, nonprofits, art and cultural institutions and economic development organizations. Ms. Whitman was a founding director of Capital Pacific Bancorp and Capital Pacific Bank, which were formed in 2003 and acquired by the Company in March 2015. Ms. Whitman served as board chair for both Capital Pacific Bancorp and Capital Pacific Bank. Ms. Whitman is the past chair of the Oregon Sports Authority and TravelPortland. She is a founder of the ArtQuake Festival, Association for Portland Progress (now Portland Business Alliance) and Sunset Corridor Association (now Westside Economic Alliance). Ms. Whitman is the past president of Portland Schools Foundation (now All Hands Raised) and was named trustee emeritus in 2010. Ms. Whitman is currently a board member of the Friends of Astoria Column, Inc., Museum of the City, Open School and founder director of Converge 45.

Duane C. Woods, 65, was elected a director of the Company and the Bank in September 2016. Mr. Woods was a founding investor at Foundation Bank and was appointed to the board of Foundation Bancorp, Inc. and Foundation Bank in November 2013. Mr. Woods recently retired as senior vice president for Waste Management, Inc., the leading provider of comprehensive waste and environmental services in North America with over $14 billion in annual revenues. Relocating to Scottsdale, Arizona in July 2004, Mr. Woods served as senior vice president for Waste Management’s Western U.S. and Canadian operations until his retirement in November 2012. In that role he was responsible for over $3.4 billion in revenues and more than 10,000 employees in Western Canada, Arizona, Alaska, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Utah, and Washington. Mr. Woods is recognized as a key leader in developing Waste Management’s sustainability strategy, initiatives, and business transformation. Before joining Waste Management in 1998, Mr. Woods practiced law for over 18 years, based in Seattle. He was the founding partner of Summit Law Group, LLC, located in Seattle and a senior partner in the national law firm of Heller, Ehrman, White, and McAuliffe. Mr. Woods holds a B.A., with honors, from the University of Washington and a law degree from Seattle University.

Shareholder Communication with the Board of Directors

The Company and the Board of Directors welcome communication from shareholders and have established a formal method for receiving such communication. The preferred method is by email and can be most conveniently done by visiting the Company’s website (www.therightbank.com) and clicking on the Shareholder Communications link within the Investor Relations section. By clicking on Shareholder Tools, and then Shareholder Communications, an email dialog box will be made available for shareholder comments. Any email submitted in this manner is sent to the Chairman of the Board of Directors.

For shareholders who do not have access to the Company’s website, communications with the Board may also be made by writing to the Chairman of the Board, c/o the Corporate Secretary, Pacific Continental Corporation, P.O. Box 10727, Eugene, Oregon 97440-2727.

If the Chairman determines that a communication, whether received by email or postal mail, is relevant to the Company’s operations and policies, such communication will be presented to the appropriate committee or entire Board for review and consideration.

MANAGEMENT

Executive Officers who are not Directors

The following table sets forth information with respect to the current executive officers who are not directors of the Company, including their employment history.

Name	Age	Position with the Company or the Bank and Employment History	Tenure as an Officer of the Company and the Bank
Scott A. Beard	50	Executive Vice President, Director of Healthcare Lending (1)	2001

Denise L. Ghazal	54	Executive Vice President, Greater Eugene Market President (2)	1990

Mitchell J. Hagstrom	60	Executive Vice President, Chief Banking Officer (3)	1988

Robert C. Harding	48	Executive Vice President, Greater Portland Market President (4)	2000

Casey R. Hogan	59	Executive Vice President, Chief Operating Officer (5)	1995

Scott P. McGillivray	48	Executive Vice President, Chief Information Officer (6)	2014

Jocelyn Lane	51	Executive Vice President, Puget Sound Market President (7)	2016

Damon R. Rose	50	Executive Vice President, Chief Credit Officer (8)	1999

Richard R. Sawyer	52	Executive Vice President, Chief Financial Officer (9)	2015

Maria Seip	45	Executive Vice President, Chief Risk Officer (10)	2016

Mark C. Stevenson	56	Executive Vice President, Chief Nonprofit & Sustainability Officer (11)	2005

Rachel L. Ulrich	51	Executive Vice President, Chief Administrative Officer (12)	200

(1)	Mr. Beard joined the Bank in 2001, and leads the Company’s health care banking team as executive vice president and director of health care lending. Mr. Beard has over 20 years of commercial lending experience in the health care market, including more than 14 years in dental practice lending.
(2)	Ms. Ghazal joined the Bank in 1990 and soon became involved in the commercial lending arena. Prior to her 2012 promotion to executive vice president and market president Ms. Ghazal spent several years as a commercial banking manager and team leader where she supervised a large staff of commercial lenders and support teams.
(3)	In 2012, Mr. Hagstrom was named executive vice president, chief banking officer, responsible for market activities in all three primary markets of the Bank. He concurrently served as market president, Greater Eugene Market, a role he had from 2008 until September 2012. Prior to his appointment in 2004 to executive vice president and director of Greater Eugene operations, Mr. Hagstrom was responsible for deposit and loan growth throughout the Eugene market, serving in a market leadership role since he joined the Bank in 1988.
(4)	Mr. Harding joined the Bank’s leadership team in 2010 as executive vice president and market president. Mr. Harding previously served as the Bank’s senior vice president and relationship banking team leader in the Portland metropolitan market. Before joining Pacific Continental Bank in 2000, Mr. Harding worked for Bank of America for seven years.
(5)	Prior to his appointment as chief operating officer of the Company in 2015, Mr. Hogan served as executive vice president and chief credit officer of the Bank. Prior to his appointment as executive vice president and chief credit officer of the Bank in 2006, Mr. Hogan served in various capacities with the Bank, including commercial lending and credit administration. He joined the Bank in 1995 after serving as a lender for Idaho First National Bank for 18 years.
(6)	Ms. Lane joined the Bank in 2016 after the acquisition of Foundation Bank, where she served as an executive vice president and market president. She has 25 years of banking experience and brings a wealth of knowledge to her position as an experienced professional concentrating on building and enhancing strong relationships with community associations, property managers, CPAs, attorneys, medical professionals, affluent investors, and operating companies.
(7)	Mr. McGillivray joined the Bank in 2014 as senior vice president and chief information officer and was promoted to executive vice president and chief information officer in 2015. Mr. McGillivray has more than 20 years of technology leadership experience, including 10 years in the financial services industry. Mr. McGillivray has held a number of IT management roles in industries such as transportation, chemical manufacturing, high tech and the public sector.
(8)	Mr. Rose began his banking career at the commercial banking division of Siuslaw Valley Bank in 1992, where he worked in all aspects of commercial banking. Mr. Rose joined the Bank in [year] as a commercial lender working with small business professionals, becoming well versed in SBA lending. In 2006, Mr. Rose was promoted to the position of senior vice president and senior credit officer. In 2015, Mr. Rose was promoted to executive vice president and chief credit officer.
(9)	Mr. Sawyer was named executive vice president and chief financial officer for Pacific Continental Bank in August 2015, Mr. Sawyer possesses strong experience within the community banking industry and also provides great insight and counsel related to one of the Bank’s key business niches – the nonprofit sector. Prior to joining the Bank, Mr. Sawyer was the executive vice president and chief financial officer for Tower Financial Corporation, a publicly held community bank headquartered in Fort Wayne, Indiana.
(10)	Mrs. Seip joined has served as our corporate counsel since 2004. In 2016, she was promoted to executive vice-president and chief risk officer. She directs the risk and legal functions of the bank, including internal audit, compliance, enterprise risk management and all legal activities.
(11)	Mr. Stevenson joined the Bank in March, 2015 as part of the Capital Pacific Bank acquisition and serves as executive vice president and chief nonprofit & sustainability officer. Prior to joining the Bank, Mr. Stevenson served as president and CEO of Capital Pacific Bank and has more than 30 years of experience in commercial banking, credit management and corporate finance at financial institutions such as U.S. Bank and Security Pacific Bank.
(12)	Ms. Ulrich was appointed as chief administrative officer of the Company in January 2015. Prior to her appointment, Ms. Ulrich served as senior vice president and human resources director since joining the Company in 2008; later that same year she was promoted to executive vice president. Prior to joining the Company, Ms. Ulrich served for 12 years as executive vice president and director of human resources for First Defiance Financial Corporation.

Compliance with Section 16(a) Requirements

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Section 16(a)”) requires that all executive officers and directors of the Company and all persons who beneficially own more than 10% of the Company’s common stock file reports with the SEC with respect to beneficial ownership of the Company’s securities. The Company has adopted procedures to assist its directors and executive officers in complying with the Section 16(a) filings.

Based solely upon the Company’s review of the copies of the filings which it received with respect to the fiscal year ended December 31, 2016, or written representations from certain reporting persons, the Company believes that all reporting persons made all filings required by Section 16(a) on a timely basis.

ITEM 11	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Pacific Continental’s executive compensation programs are designed to support shareholder and Company objectives by providing competitive base salaries along with short-term and long-term rewards focused on balancing risk and performance. The Company’s Board of Directors has established a Compensation Committee (“Committee”) which is responsible for establishing and administering the Company’s executive and director compensation programs. The Committee consists only of independent non-employee directors and operates under a formal written charter approved by the Committee and adopted by the Board of Directors.

This Compensation Discussion and Analysis discusses our 2016 compensation program for the following named executive officers:

Name	Executive Officer Position
Roger S. Busse	President & Chief Executive Officer
Richard R. Sawyer	Executive Vice President & Chief Financial Officer
Casey R. Hogan	Executive Vice President & Chief Operating Officer
Mitchell J. Hagstrom	Executive Vice President & Chief Banking Officer
Rachel L. Ulrich	Executive Vice President & Chief Administrative Officer

Compensation Committee Interlocks and Insider Participation

During 2016, the Compensation Committee consisted of Mr. Montgomery (Chair), Messrs. Forrest, Holzgang, Pinneo, and Rickman and Ms. Whitman. During 2016, none of our executive officers served on the compensation committee (or equivalent body) or board of directors of another entity, one of whose executive officer served on the Compensation Committee or as a director of the Company.

Executive Compensation Philosophy and Objectives

The Committee strives to design compensation programs that attract and retain the best available talent while efficiently utilizing available resources and appropriately managing risk. The Committee seeks to compensate employees with a pay and benefits package that is competitive in the marketplace, appropriately reflects varying levels of responsibility within the Company, and is aligned with the interests of shareholders and sound risk management principles. The process for establishing executive compensation consists of targeting overall compensation and then allocating that compensation between base salary, short-term and long-term incentive compensation (provided through annual cash incentive opportunity and long-term equity incentive compensation, respectively), thus driving behavior toward objectives that are aligned with shareholder interests.

The Committee believes there should be a strong link between executive pay and Company performance. Although a competitive compensation package must be provided in order to retain top talent, incentive compensation should mirror changes in the Company’s financial performance. As is described in detail below, our executive compensation program has three core components: a competitive base salary, an annual cash incentive opportunity and a long-term equity incentive opportunity. The Committee has established financial performance and risk identification thresholds for determining incentive compensation pay levels. As the Company’s performance changes, so does the executive’s compensation.

To illustrate the connection between Company performance and executive compensation, the charts and tables below show the Chief Executive Officer’s total compensation from the Summary Compensation Table for the three years ended December 31, 2016 and the Company’s performance for those same years expressed as earnings per share (“EPS”) and return on assets (“ROA”).

Role of Compensation Committee and Management

The Compensation Committee of the Board has overall responsibility for advising the independent members of our Board on the compensation of our named executive officers. Members of the Committee are appointed by our Board. The Committee makes its compensation recommendations utilizing the judgment of its members based on their tenure, experience, and after receiving input from our chief executive officer and other members of management. The independent members of our Board, taking into account the recommendations of the Committee (except with respect to their own compensation), have the ultimate responsibility for evaluating and determining the compensation of our named executive officers.

The Committee also has risk oversight responsibility for the Company’s compensation programs. In establishing incentive compensation arrangements for the Company’s executive officers, the Committee has made reasonable efforts to ensure that such arrangements do not encourage executive officers or other employees to take unnecessary and excessive risks that could threaten the value of the Company, either in the short- or long-term. The Committee assessed all Company compensation practices and policies for risk and concluded that none of them create risks that are reasonably likely to result in a material adverse effect on the Company. Key factors in reaching this conclusion were (i) the implementation of a “clawback” policy, (ii) the significant weighting of risk management goals in the annual cash incentive program, (iii) the implementation of stock ownership guidelines and long-term hold requirements for shares acquired through equity incentive awards, and (iv) providing that all executive change in control benefits are “double-trigger,” requiring both a termination of employment and a change in control. The Committee performed the compensation risk assessment in late 2016 by directing management to identify and report back to the Committee on the risk elements in each compensation program, making a threshold determination whether risks arising from any program create a reasonable likelihood of material adverse effect on the Company, and then implementing additional risk mitigation to compensation programs where appropriate.

Key Compensation Policies

Policy for the Recovery of Incentive Compensation (“Clawback” Policy). The Company has adopted a policy for the recovery of incentive compensation under certain circumstances. Under this policy, the Company will recover incentive compensation awarded to current or former executive officers (during the preceding three years) if the Company restates its financial results due to material noncompliance with any financial reporting requirement under the securities laws, to the extent the original awards exceeded the amounts that would have been paid under the restated results.

Executive Stock Ownership and Hold Guidelines. In order to enhance the link between the interests of executive officers and shareholders, the Compensation Committee implemented stock ownership guidelines pursuant to which executives are expected to establish and maintain a significant level of direct ownership of Pacific Continental stock. Mr. Busse, Mr. Sawyer, and Ms. Ulrich and continue to work toward acquiring the target level of stock. The executive officers must hold shares with a value equal to their base salary before they may sell any net shares acquired from equity awards. The Committee set the level equal to base salary to balance our objective for significant executive stock ownership with a concern that more stringent requirements could create succession planning and retention risks. Once these share ownership guidelines are attained, the executive must retain 75 percent of net shares acquired from equity awards for a period of two years. Messrs. Hogan and Hagstrom have acquired the applicable target level of stock.

Competitive Market Data and Role of Compensation Consultant

The Committee undertakes an annual comprehensive evaluation of total compensation based on the principle that a meaningful portion of the executive’s pay should be in the form of incentive compensation that is tied to the short- and long-term best interests of the Company and its shareholders. To assist the Committee in establishing targeted aggregate levels of compensation, in 2014, the Committee engaged Pearl Meyer & Partners, an independent compensation consulting firm, to advise on executive compensation. Pearl Meyer & Partners compiled a peer group of banks against which to assess the three key components comprising our named executive officers’ compensation: base salary, annual incentive or cash bonus and long-term incentives (stock options, restricted stock and other equity-based awards). The peer group was selected based on banks in Alaska, California, Colorado, Idaho, Oregon and Washington which had total assets ranging from $800 million to $3.2 billion. Some publicly-held banks were excluded due to a lack of public compensation information, financial performance or targeted customer base. This peer group consisted of the following publicly-traded companies:

Bank of Commerce Holdings	Farmers & Merchants Bancorp	Northrim BanCorp, Inc.
Bank of Marin Bancorp	First Northern Community Bancorp	Pacific Mercantile Bancorp
Bridge Capital Holdings *	FNB Bancorp	Pacific Premier Bancorp, Inc.
Cascade Bancorp	Guaranty Bancorp	Provident Financial Holdings, Inc.
Central Valley Community Bancorp	Heritage Commerce Corp	Sierra Bancorp
CoBiz Financial Inc.	Heritage Financial Corporation	TriCo Bancshares
CU Bancorp	Intermountain Community Bancorp **

*	Bridge Capital was acquired by Western Alliance Bancorp on 6/30/2015
**	Intermountain Community Bancorp was purchased by Columbia Banking Systems on 11/01/2014

Peer group data was compiled from the 2015 proxy statements filed with the SEC. Relative to peer banks, the Company’s performance fell within the 60th and 65th percentile of the custom peer group of 20 peers. Total compensation for the 20 peers was compared to compensation for the Company’s named executive officers. In aggregate, Company executive base salaries were at the 75th percentile of the market, while total cash and direct compensation were between the 25th and 50th percentile of peer banks.

The Committee continues to believe the Company’s total compensation philosophy appropriately rewards management performance in line with the regional and national information provided, thus meeting objectives to attract and retain quality executive management.

The Company solicits an annual advisory shareholder vote on the Company’s executive pay program. Although the results of the vote are not binding on the Company, the Committee takes into account the result of the advisory vote when determining future executive compensation.

Elements of Compensation

Total compensation is comprised of salary, annual cash incentive or bonus, long-term incentives (stock options, restricted stock, and other equity-based awards), all other compensation and retirement benefits.

Total Compensation; Allocation Among Components

The mix of base salary, annual cash incentive opportunity and long-term equity incentive compensation varies depending upon the employment level, the degree to which the position can influence short- and long-term performance and the degree to which the executive has authority to expose the Company to incremental risk. In allocating compensation among these components, the Committee believes that a relatively greater proportion of the total compensation opportunity of its named executive officers, the levels of management having the greatest ability to influence the Company’s performance, should be performance-based and variable (which for equity compensation includes appreciation or depreciation in the market price of the Company’s common stock). At other levels of management and staff, the Committee and management establish incentive compensation that includes both cash and equity awards that recognize the achievement of specific individual and departmental/regional performance goals in areas under the control of the employee. Company-wide performance, however, represents a portion of all officer incentive programs.

When reviewing the component allocations, the Committee considers the percentage of compensation at risk and to what degree the incentive compensation programs might encourage executives to take undue risk, with a view toward ensuring they do not.

For 2016, the cash incentive and equity opportunities as a percent of base salary were as shown in the table below.

	Base Salary	Cash Bonus Opportunity Percent of Base Salary	Amount in $	Equity Opportunity Percent of Base Salary	Amount in $	Total Compensation Opportunity
Roger S. Busse, President & Chief Executive Officer	$408,825	25%	$102,206	40%	$163,530	$674,561
Richard R. Sawyer, EVP & Chief Financial Officer	$225,200	15%	$33,780	20%	$45,040	$304,020
Casey R. Hogan, EVP & Chief Operating Officer	$274,275	20%	$54,855	40%	$109,710	$438,840
Mitchell J. Hagstrom, EVP & Chief Banking Officer	$244,504	20%	$48,901	40%	$97,802	$391,206
Rachel L. Ulrich, EVP & Chief Administrative Officer	$222,007	15%	$33,301	25%	$55,502	$310,810

Base Salary

We pay our named executive officers a base salary established for the experience, skills, knowledge and responsibilities required of each officer. We believe base salaries are an important element in our overall compensation program because base salaries provide a fixed element of compensation that the Committee has concluded is competitive in the market, is based upon the experience level of the executive, is consistent with other companies with similar performance and complexity characteristics, and that promotes sound judgment in daily decision-making.

Annual Incentive Cash Bonus

The Committee’s practice is to provide annual cash incentive opportunities with payouts tied in whole or in part to achievement of pre-established Company-wide performance objectives. While the Committee believes it is appropriate for payouts to exceed target for exceptional performance, the incentive bonus plan is structured to impose a hard cap on potential payouts in order to ensure that payouts never exceed reasonable levels. For 2016, payouts could range from zero to 120 percent of target. In 2016, the Company- wide performance goals were based upon three components: two measuring financial achievement and one for risk evaluation. Financial performance was measured by achievement of budgeted earnings per share, weighted at 40 percent, and financial performance measured by return on average assets (“ROA”) comparisons with that of our national peers weighted at 20 percent, for a combined financial achievement weighting of 60 percent; and achievement of appropriate goal levels in five major risk management categories reflecting the overall safety and soundness of the Bank, weighted at 40 percent.

Consistent with the Committee’s approach described above for allocating overall targeted compensation among the three components, the Committee established the 2016 target cash incentive opportunity levels for the chief executive officer at 25 percent of annual base salary and for the chief operating officer at 20 percent of annual base salary. Target 2016 cash incentive opportunities for the other named executive officers were 15 percent of base salary for Mr. Sawyer and Ms. Ulrich and 20 percent of base salary for Mr. Hagstrom. Eighty percent of the cash incentive opportunity for Messrs. Busse, Sawyer, Hogan, and Hagstrom and Ms. Ulrich was based on performance against the Company-wide metrics outlined above and described in greater detail below. Twenty percent of Messrs. Busse, Sawyer, Hogan, and Hagstrom’s and Ms. Ulrich’s cash incentive was based on performance against goals specific to their areas of responsibility.

For Mr. Hogan, goals related to oversight of all administrative and market functions, including evaluation of non-interest income revenue expansion initiatives, and investor relations. For Mr. Sawyer, goals focused on investment portfolio total returns, interest rate risk (IRR) management, liability management, stress testing and budget oversight. For Mr. Hagstrom, goals related to oversight of product and client strategy development, electronic banking initiatives, sales and brand enhancement. For Ms. Ulrich, goals were focused on integration of M&A administration and culture, strategy development for improvements and enhancements of operational and administrative efficiency as well as leadership development throughout the administrative areas of the Bank. Messrs, Busse, Sawyer, Hogan, and Hagstrom and Ms. Ulrich achieved individual goal ratings of 110%, 110%, 110%, 100%, and 110%, respectively.

Budgeted Financial Performance. The target for 100 percent achievement of this objective was budgeted EPS of $1.17, with maximum and threshold payout opportunities of 120 percent and 80 percent of target, respectively, for EPS performance between $1.40 and $1.05.

Return on Assets Compared to Peer Group. The ROA component measured comparative performance on the annual return on average assets for the period ended December 31, 2016, relative to a peer group as established by SNL Financial for all commercial insured banks with assets between $1 billion and $3 billion, removing the top five and bottom five peers from the analysis. Overall assessment for this component was determined by the percentile performance against the peer group. The Company needed to perform in the 75th percentile for a 100 percent payout for this component, with a maximum payout of 120 percent for the 95th percentile and threshold performance at the 50th percentile for any payout (at 75 percent of target).

Risk Management. The Committee believes strongly that performance must be evaluated in the context of the Company’s risk profile to assess the quality of the Company’s earnings. There are many factors that contribute to the evaluation of Company risk. The Committee approved an evaluation matrix which is comprehensive and auditable. Within the matrix are five major risk units: (i) asset quality, (ii) audit findings, (iii) liquidity risk, (iv) risk to capital, and (v) risk to earnings, weighted at 25 percent, 20 percent, 20 percent,

20 percent and 15 percent of this performance component, respectively. Within each of these five major risk units are three to seven quantitative measurements with individual threshold, low, high and maximum ranges of performance with corresponding weighting and achievement percentages ranging from 35 percent to 110 percent. A minimum weighted achievement of 35 percent was required for each of the five major risk units to contribute to the overall score. The major risk units exceeding that threshold were then multiplied by the applicable risk unit weighting, and these totals were summed to determine the overall score for this component. A threshold score of 50 percent was required for any payout for the risk management component, with a maximum payout at 100 percent.

Achievement and Overall Payouts

Company-Wide Performance Objectives. Actual performance against the 2016 Company-wide performance objectives is shown in the table below:

Component	Weighting (as % of Total Incentive Opportunity)	Company Performance	Component Achievement Level	Weighted Achievement Level (as % of Total Incentive Opportunity)
Earnings Per Share	40%	$1.03	88.00%	35.20%
Relative ROA	20%	55th percentile	80.00%	16.00%
Risk Management	40%	100.00%	100.00%	40.00%
Adjustment				3.80%
Total	100%	—	—	95.0%

The overall payout for Company-wide objectives was 91.2 percent of target. After much discussion and consideration, the Compensation Committee agreed to increase this to 95%, owing to the extra work for the management team created by the merger discussions and diligence during the last several months of 2016. This compares to a 93 percent payout for 2015 objectives. As noted above, 80 percent of the payouts for Messrs. Busse, Sawyer, Hogan, Hagstrom, and Ms. Ulrich were based on performance against Company-wide objectives. The resulting cash incentive payouts are outlined in the Summary Compensation Table under the column heading “Non-Equity Bonus Incentive Plan Compensation”.

Equity Compensation. The Committee believes that equity compensation awards to executives and all other employees should be based upon the economic value of the award at the time of grant and should be considered a part of total direct compensation. The Committee views annual awards of equity compensation as being appropriate to provide a continuous incentive to all levels of employees aligned with shareholder interests. Although the Committee views annual equity awards as a best practice, all grants of equity compensation are subject to approval by the full Board of Directors. The Committee grants equity awards based on the performance of the individual and the Company.

Beginning in 2011, equity awards to all employees were in the form of restricted stock units. Restricted Stock Units (“RSUs”) vest in 25 percent increments on each of the first four anniversaries of the grant date.

Consistent with the Committee’s total compensation approach, the Committee established target equity compensation levels for the president/chief executive officer, chief operating officer, other executive management and all other employees, based upon the economic value of the equity award at the time of the grant as a percentage of base salary. Actual equity grants are awarded as a percentage of the targeted equity compensation based on several factors, not specifically weighted, including the employee’s attainment of previous year’s individual objectives, consideration of increased employee responsibilities and a subjective assessment of the employee’s future potential in helping the Company meet its long-term goals.

The Committee’s practice is to annually award equity compensation during the first half of each year outside of the periods when the Company restricts insiders from engaging in Company stock transactions. These awards are generally made in April or May.

Based on the results achieved during 2015 and to incent strong future performance, the Committee awarded RSUs to the named executive officers on May 1, 2016. For all named executive officers, the Committee approved a grant of 97 percent of equity opportunity, or 46.5 percent of base pay for Mr. Busse, 37.2 percent of base pay for Messrs., Hagstrom and Hogan; 18.6 percent for Mr. Sawyer and 23.2 percent for Ms. Ulrich, with an economic grant date value of $190,091; $90,947; $102,026; $41,933; and $46,915 respectively.

401(k)/Profit Sharing Plan

The Bank has a 401(k)/Profit Sharing Plan (“401(k) Plan”) covering substantially all employees. An employee must be at least 18 years of age, and have one year of service with the Bank (prior to plan entry dates of January 1 and July 1) to be eligible for the 401(k) Plan (“Effective Date”) matching contribution. Under the 401(k) Plan, participants may defer a percentage of their compensation, the dollar amount of which may not exceed the limit as governed by law. At the discretion of the Board, the Bank may also elect to pay a discretionary matching contribution. The 401(k) Plan provides that Bank matching contributions made are 100 percent vested immediately upon the participant’s Effective Date. The Bank acts as the Plan Administrator of the 401(k) Plan. The Bank’s 401(k) Plan Administrative Committee in consultation with the plan trustees determines general investment options. The 401(k) Plan participants make specific investment decisions.

The Committee uses the annual ROA to determine the dollar amount of the employee match. For example, an ROA of 0.75 percent would result in the Company contributing $0.75 for every $1.00 up to six percent of the employee’s eligible base compensation. ROA performance for 2016 was 1.03 percent. Matching funds for Messrs. Busse, Hogan, Sawyer, and Hagstrom and Ms. Ulrich in 2016 were $16,377, $16,377, $0, $15,266 and $12,780, respectively.

Deferred Compensation Plan

In June 2014, the Company approved and adopted the Pacific Continental Corporation Deferred Compensation Plan (the “Plan”). The Plan is an unfunded, nonqualified deferred compensation plan designed to allow eligible non-employee directors and executives of the Company to save for retirement on a tax-deferred basis. The Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986 and those provisions of the Employee Retirement Income Security Act of 1974, as amended, applicable to an unfunded plan maintained primarily to provide deferred compensation benefits for a select group of “management or highly compensated employees.”

Participants in the Plan may elect to defer a portion of their base salary, and up to 100% of their bonuses and director fees. The Company has discretion to make contributions to the Plan in the form of discretionary or matching contributions on behalf of any participant. The amounts payable to participants under the Plan will be distributed in accordance with the distribution provisions of the Plan. Distributions cannot be made prior to the distribution dates specified therein, other than distributions made in the event of a participant’s “unforeseeable emergency”, as defined in the Plan to the extent permitted under Code Section 409A and applicable authorities. The Company may accelerate distributions under the Plan in the event of a qualifying change in ownership or control of the Company.

Perquisites and Other Benefits

The Committee annually reviews executive management’s perquisites. A perquisite for a few members of executive management is the payment of initiation fees and monthly dues for social and athletic clubs. The

Committee encourages select executive management to belong to a social or athletic club so there is an appropriate entertainment forum available for existing and prospective clients. Additionally, Messrs. Busse and Hogan have each been provided with a $12,000 annual car allowance.

The Company has also entered into split dollar life insurance agreements with Messrs. Busse, Hagstrom, and Hogan and Ms. Ulrich. Under the agreements, if the executive dies while employed by the Company, the executive’s beneficiary will receive three times the executive’s base salary in a lump sum. The Company has purchased bank-owned life insurance policies to fund these obligations. The Summary Compensation Table includes the value of these benefits.

Executive management also participates in the Company’s other benefit plans on the same terms as all other employees. These plans include employer 401(k) contributions, medical and dental insurance, life insurance and charitable gift matching. Relocation benefits may also be reimbursed, but are individually negotiated as they occur. The Committee believes these perquisites are reasonable and a necessary element of a competitive compensation package relative to our peers.

Executive Employment, Severance and Change of Control Agreements

The Committee believes that employment, severance and change of control agreements are appropriate for its senior management and top executives. The Company has entered into employment agreements with the president/chief executive officer and the chief operating officer that provide for severance payments in the event employment is terminated without cause or for good reason (as defined) and provides for cash payment in the event of a qualifying termination of employment in connection with a change in control (as defined). The Company has also entered into change in control agreements with certain other executive management and key employees. The agreements provide for cash payments in the event of a qualifying termination of employment in connection with a change in control.

With respect to the change in control provisions in the employment agreements and the change in control agreements, the Committee believes that executive management and certain other key employees have contributed significantly to the success of the Company and should be given some degree of economic security in the event of a change in control that occurs around the time of a qualifying termination of employment. Further, it is the Committee’s belief that the interests of shareholders will be best served if the interests of executive management and other key officers are aligned. Providing change in control benefits eliminates, or at least reduces, any potential reluctance of executive management to pursue potential change in control transactions that may be in the best interests of the shareholders. In addition, the Committee believes it is important that in the event of a change in control, the acquirer or surviving entity continues to have the benefit of our executives’ services. Therefore, for those employees with a change in control agreement, salary continuation is incorporated into the agreement. The salary continuation provision allows the acquiring entity to retain key employees to assist during the transition and guarantees the executive or officer with a base salary and bonus during this transition. If the acquiring entity chooses not to retain the employees, then the acquiring entity is required to pay, in a lump sum, an amount equal to the salary plus targeted bonus for the remainder of the salary continuation period. The Committee believes the salary continuation portion of the agreement serves the best interests of shareholders since, in a change in control transaction, shareholders may receive stock in the acquiring entity. By allowing the acquiring entity the option to continue the employment of key executives and officers through the salary continuation agreement, the new entity has better prospects for future growth and earnings, which serves the interests of shareholders.

Below are summaries of certain agreements between the named executive officers and the Company or the Bank. These summaries are qualified in their entirety by reference to the individual agreements, which are filed with the SEC.

Roger S. Busse Employment Agreement. During 2007, the Bank and the Company entered into an Employment Agreement with Roger S. Busse. In 2012, Mr. Busse’s employment agreement was amended to require a “double trigger” event (meaning both qualifying termination and a change-in-control must occur to receive a payment). In November 2014, Mr. Busse’s employment agreement was amended and restated in connection with his appointment as the Company’s chief executive officer. The new employment agreement was effective on January 1, 2015. In April 2015, Mr. Busse’s employment agreement was extended one year and will now expire April 30, 2018.

Mr. Busse’s Employment Agreement provides that in the event Mr. Busse terminates his employment before the term ended for “good reason” or his employment is terminated by the Company or the Bank “without cause,” Mr. Busse would be entitled to receive compensation (including any potential bonus) and benefits in the amounts that he would have received had he been employed (including portions of medical and dental premiums) for a period of 12 months from the date of termination. In addition, the agreement provides for severance payments in the event that a change in control (as defined) is consummated during Mr. Busse’s employment and is not offered a comparable position (as defined) with the acquiring or surviving company, or if employment is terminated (i) voluntarily (for good reason) or involuntarily (without cause) within one year after a change in control (as defined), or (ii) involuntarily (without cause) or voluntarily (for good reason) within one year prior to a change in control. In either event, Mr. Busse would be eligible to receive a lump sum payment equal to a multiple of two and one half times his “potential annual compensation,” less the amount of any Termination Payments (as defined), the continuation of certain benefits, including portions of medical and dental premiums for a period of the later of one year or upon closing of a change in control, and the immediate vesting of all unvested equity awards upon closing of the change in control or termination. In the event of voluntary termination without good reason, death or disability that results in his inability to perform his duties, Mr. Busse would receive all compensation and benefits earned and expenses reimbursable through the date of his termination. If the total of the payments and benefits payable to Mr. Busse under the agreement would be an amount that would cause them to be deemed a “parachute payment” within the meaning of Section 280G(b)(2)(A) of the Internal Revenue Code, then such payments would be reduced so that the total amount thereof is less than the “parachute payment” amount.

Casey Hogan Employment Agreement. Effective January 1, 2015, the Bank and the Company entered into an Employment Agreement with Casey Hogan, who previously held the role of EVP, chief credit officer, prior to his appointment as the Company’s chief operating officer.

The terms of Mr. Hogan’s agreement are substantially identical to those of Mr. Busse’s employment agreement except for job duties and change in control benefit. The agreement provides severance benefits and change in control severance benefits on the same terms and calculated in the same manner as Mr. Busse’s agreement, except that, in the event of a termination related to a change in control, Mr. Hogan will be eligible to receive a lump sum payment equal to a multiple of two times his “potential annual compensation.”

The table below shows the maximum amounts that could be paid to Mr. Busse, the president/chief executive officer, and Mr. Hogan, the executive vice president/chief operating officer, respectively, under their agreements. The following information is based on (i) the executive’s salary at December 31, 2016, and (ii) assumes the triggering event occurred on December 31, 2016.

	President/Chief Executive Officer		EVP/Chief Operating Officer
	Termination (without cause)	Termination Due to a Change in Control	Termination (without cause)	Termination Due to a Change in Control
Base salary	$408,825	$1,022,063	$274,275	$548,550
Targeted bonus	$102,206	$255,516	$54,855	$109,710
Health care and other benefits	$24,310	$24,310	$15,680	$15,680
401(k) Plan employer contribution (1)	$16,377	$16,377	$16,377	$16,377
Fair market value of accelerated equity vesting (2)	$855,399	$855,399	$365,562	$365,562

Total	$1,407,118	$2,173,664	$726,749	$1,055,879

(1)	For the purposes of this table, the 2016 401(k) Plan employer match of $1.03 per $1.00 contributed by the employee up to 6 percent of eligible base compensation, up to the IRS limit of $265,000, was used. The 401(k) Plan employer match is determined annually by the Company’s Compensation Committee and, in the event of a termination, would most likely be different from that shown in the example above.
(2)	For the purposes of this table, the fair market value of the accelerated vesting of equity awards is determined based on the December 31, 2016 closing price of the Company’s stock of $21.85. For the RSUs, the per share price is multiplied by the number of unvested RSUs. For options, the per share closing price is compared to the option exercise price for unvested options. In the event of a change in control, the per share settlement stock price could be substantially higher than that used in this table.

Executive Change in Control Agreements. Under change in control agreements entered into by the Company and the Bank with the named executive officers other than Mr. Busse and Mr. Hogan, the executives are entitled to receive a Change in Control Payment (as defined) in the event they are terminated without cause or terminate for good reason (each as defined) in connection with a change in control. The agreements are “double-trigger,” meaning both a qualifying termination and a change in control must occur to receive a payment. If the qualifying termination occurs within 12 months before the execution of an agreement providing for a change in control, the payment is one- half times annual base salary plus cash bonus opportunity. If it occurs within 24 months after the Change in Control, the payments and benefits generally include: a lump sum salary continuation payment (as defined), equal to the higher of the executive officer’s “compensation” (meaning annualized base salary plus annual cash incentive opportunity), (i) immediately prior to the change in control, or (ii) the highest level of “compensation” in effect after the change in control, for the balance of the salary continuation period (as defined). If the total of the payments and benefits payable to each executive under his or her respective agreement would be an amount that would cause them to be deemed a “parachute payment” within the meaning of Section 280G(b)(2)(A) of the Internal Revenue Code, then such payments will be reduced so that the total amount thereof is less than the “parachute payment” amount.

The agreements also preclude the executives from directly or indirectly soliciting any employee or client of the Bank or the Company to terminate his or her or the client’s relationship with the Bank or the Company for a period of time equal to 24 months from a change in control event.

The table below shows the maximum amounts that could be paid to Messrs. Sawyer and Hagstrom and Ms. Ulrich under their respective agreements. The following information (i) is based on the executive’s salary at December 31, 2016, and (ii) assumes the triggering event occurred on December 31, 2016.

	Termination Related to Qualifying Change in Control
	Salary	Bonus	Total
Richard R. Sawyer	$450,400	$67,560	$517,960
Mitchell J. Hagstrom	$489,008	$97,802	$586,810
Rachel L. Ulrich	$444,014	$66,602	$510,616

Tax Considerations

We carefully monitor and comply with any changes in the laws, regulations, accounting standards and related interpretive guidance that impact our executive compensation plans and programs. Tax and accounting considerations have never played a central role in the process of determining the compensation or benefit plans and programs that are provided to our executives. Instead, the Committee has consistently structured our executive compensation program in a manner intended to ensure that it is competitive in the marketplace for executive talent and provides incentives and rewards that focus our executives on reaching desired internal and external performance levels. Once the appropriate programs and plans are identified, we administer and account for them in accordance with applicable requirements.

Section 162(m) of the Internal Revenue Code

Under Internal Revenue Code Section 162(m), any remuneration in excess of $1 million paid to Mr. Busse, Mr. Hogan or any of the three most highly compensated executive officers of the Company in a given year is not tax deductible unless it is paid pursuant to formula-driven, performance-based arrangements that preclude Committee discretion to adjust compensation upward after the beginning of the period in which the compensation is earned. In 2012, our shareholders approved the terms under which awards granted under the Amended and Restated 2006 Stock Option and Equity Compensation Plan should qualify as performance-based. These terms do not preclude the Committee from making any payments or granting any awards, whether or not such payments or awards qualify for tax deductibility under Section 162(m) that may be appropriate to retain and motivate key executives.

Section 409A of the Internal Revenue Code

Section 409A of the Code requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees and other service providers to accelerated income tax liabilities, additional taxes and interest on their vested compensation under such plans. Accordingly, as a general matter, it is our intention to design and administer our compensation and benefits plans and arrangements for all of our employees and other service providers, including our named executive officers, so that they are either exempt from, or satisfy the requirements of, Section 409A of the Internal Revenue Code.

Section 280G of the Internal Revenue Code

Section 280G of the Code disallows a tax deduction with respect to excess parachute payments to certain executives of companies that undergo a change in control. In addition, Section 4999 of the Code, imposes a 20% excise tax on the individual with respect to the excess parachute payment. Parachute payments are compensation linked to or triggered by a change in control and may include, but are not limited to, bonus payments, severance payments, certain fringe benefits, and payments and acceleration of vesting from long-term incentive plans including Options and other equity based compensation. Excess parachute payments are parachute payments that exceed a threshold determined under Section 280G of the Code based on the executive’s prior compensation. In approving the compensation arrangements for our named executive officers, the Board considers all elements of the cost to the Company of providing such compensation, including the potential impact of Section 280G of the Code. However, the Board may, in its judgment, authorize compensation arrangements that could give rise to loss of deductibility under Section 280G of the Code and the imposition of excise taxes under Section 4999 of the Code when it believes that such arrangements are appropriate to attract and retain executive talent.

Accounting for Stock-Based Compensation

We follow Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC Topic 718, for our stock based compensation awards. ASC Topic 718 requires companies to calculate the grant date “fair value” of their stock based awards using a variety of assumptions. ASC Topic 718 also requires companies to recognize the compensation cost of their stock based awards in their income statements over the period that an employee is required to render service in exchange for the award. Grants of Options, RSUs and other equity based awards under our equity incentive award plans will be accounted for under ASC Topic 718. The Board and/or Compensation Committee will consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued during the last three fiscal years to the chief executive officer, chief financial officer, and the next three most highly compensated executive leadership team officers in 2016.

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards	Option Awards	Non-Equity Bonus Incentive Plan Compensation		All Other Compensation	Total
			($) (1)	($) (2)	($)		($) (6)	($)
Roger S. Busse, President & Chief Executive Officer	2016	$406,521	$190,104		$100,162	(3)	$32,774	$729,561
	2015	$395,000	$152,359		$95,195	(4)	$164,249	$806,803
	2014	$343,652	$116,140	$—	$66,074	(5)	$24,546	$550,412

Richard R. Sawyer *, EVP, Chief Financial Officer	2016	$224,583	$41,943		$33,149	(3)	$569	$300,243
	2015	$73,333	$—		$10,990		$25,058	$109,381
	2014	n/a	n/a	n/a	n/a		n/a	n/a

Casey R. Hogan, EVP, Chief Operating Officer	2016	$272,729	$102,030		$53,758	(3)	$30,912	$459,429
	2015	$265,000	$102,216		$50,562	(4)	$30,525	$448,303
	2014	$226,545	$45,530	$—	$33,172	(5)	$16,592	$321,840

Mitchell J. Hagstrom, EVP, Chief Banking Officer	2016	$244,504	$90,956		$46,945	(3)	$17,903	$400,308
	2015	$243,705	$94,310		$44,695	(4)	$17,527	$400,237
	2014	$238,546	$81,693	$—	$46,477	(5)	$17,796	$384,513

Rachel L. Ulrich, EVP, Chief Administrative Officer	2016	$205,733	$46,924		$32,635	(3)	$13,960	$299,252
	2015	$195,000	$47,010		$27,905	(4)	$13,131	$283,046
	2014	$175,634	$35,298		$25,717	(5)	$11,604	$248,253

*	Richard R. Sawyer was appointed chief financial officer of the Company effective August 24, 2015.
(1)	Reflects the grant date market value based on the price of the Company’s common stock at the close of business on the date the RSUs were granted ($16.66, $12.94, and $13.21 May 1, 2016, 2015, and 2014, respectively). The amount of stock awards granted to Mr. Busse in 2015 includes a grant of 7,052 RSUs on January 1, 2015, coinciding with his appointment as Chief Executive Officer of the Company. The grant date market value of this grant ($99,997) is based on the price of the Company’s common stock at the close of business on the date the RSUs were granted ($14.18). A discussion of the assumptions used in expensing the award values may be found in Note 17 of our 2016 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
(2)	No options were granted to the named executive officers during 2014, 2015 or 2016.
(3)	Bonus was paid to officers on March 10, 2017.
(4)	Bonus was paid to officers on March 4, 2016.
(5)	Bonus was paid to officers on March 6, 2015.
(6)	Please see “2016 Other Compensation Summary Table”

2016 Other Compensation Summary Table

Name and Principal Position	401(k) Match	BOLI	Ins. Premiums	Tax gross up	Moving Expense	Car Allowance	Total
Roger S. Busse, President & Chief Executive Officer	$16,377	$2,391	$640	$1,366	$—	$12,000	$32,774

Richard R. Sawyer, EVP, Chief Financial Officer	*	$—	$569	$—	$—	$—	$569

Casey R. Hogan, EVP, Chief Operating Officer	$16,377	$1,206	$640	$689	$—	$12,000	$30,912

Mitchell J. Hagstrom, EVP, Chief Banking Officer	$15,266	$1,291	$609	$737	$—	$—	$17,903

Rachel L. Ulrich, EVP, Chief Administrative Officer	$12,780	$418	$523	$239	$—	$—	$13,960

The following table sets forth certain information concerning plan-based awards granted to the named executive officers in 2016.

2016 Grants of Plan-Based Awards

Name		Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#)	Grant Date Fair Value of Stock Awards ($)
			Threshold ($)	Target ($)	Maximum ($)
Roger S. Busse	(1)	1/1/2016
	(2)	5/1/2016				11,410	$167,271
Richard R. Saywer	(1)	1/1/2016
	(2)	5/1/2016				2,517	$36,899
Casey R. Hogan	(1)	1/1/2016
	(2)	5/1/2016				6,124	$89,778
Mitchell J. Hagstrom	(1)	1/1/2016
	(2)	5/1/2016				5,459	$80,029
Rachel L. Ulrich	(1)	1/1/2016
	(2)	5/1/2016				2,816	$41,283

(1)	Represents threshold, target and maximum payout levels under the Company’s executive cash incentive bonus plan for 2016 performance. The actual amount of incentive bonus earned by each named executive officer in 2016 is reported under the Non-Equity Bonus Incentive Plan Compensation column in the Summary Compensation Table. Additional information regarding the components of the executive incentive bonus plan is included in the Compensation Discussion and Analysis.
(2)	Each RSU represents a contingent right to receive one share of Company common stock. The amount reflects the grant date market value based on the price of the Company’s common stock at the close of business on the date the units were granted ($14.66). A discussion of the assumptions used in expensing the award values may be found in Note 17 of our 2016 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. The rights were granted under the terms of the Amended 2006 Stock Option and Equity Compensation Plan (the “2006 Equity Plan”). RSUs for all Named Executive Officers vest in four equal annual installments beginning May 1, 2017. Vested shares will be delivered as soon as is practicable upon vesting, no later than two and a half months after the end of the first taxable year in which the RSUs are no longer subject to a substantial risk of forfeiture.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

For a discussion of the salaries, bonuses and equity awards and other compensation received by our named executive officers in 2016, please refer to the Compensation Discussion and Analysis above.

2016 Outstanding Equity Awards

The following tables provide information on all outstanding awards at December 31, 2016.

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Option Exercise Price ($)	Option Expiration Date
Roger S. Busse	16,250	$14.44	2/20/2018
	22,751	$12.07	4/21/2019
	11,902	$11.30	4/20/2020
Richard R. Sawyer	—	—	—
Casey R. Hogan	6,850	$14.44	2/20/2018
	8,039	$12.07	4/21/2019
	4,395	$11.30	4/20/2020
Mitchell J. Hagstrom	7,303	$14.44	2/20/2018
	7,910	$12.07	4/21/2019
	5,368	$11.30	4/20/2020
Rachel L. Ulrich	2,000	$14.24	4/7/2018
	4,726	$12.07	4/21/2019
	3,499	$11.30	4/20/2020

Adjusted to reflect all stock splits and stock dividends.

(1)	Granted under the terms of the 2006 Equity Plan and fully vested.

Restricted Stock Unit Awards

Name	Units of Stock that have not vested (#)		Market Value of Units of Stock that have Not Vested ($)
Roger S. Busse	2,692	(1)	$58,820
	4,396	(2)	$96,053
	8,831	(3)	$192,957
	7,052	(4)	$154,086
	11,410	(5)	$249,309
Richard R. Sawyer	2,517	(5)	$54,996
Mitchell J. Hagstrom	1,893	(1)	$41,362
	3,092	(2)	$67,560
	5,466	(3)	$119,432
	5,459	(5)	$119,279
Casey R. Hogan	921	(1)	$20,124
	1,723	(2)	$37,648
	5,925	(3)	$129,461
	6,124	(5)	$133,809
Rachel L. Ulrich	714	(1)	$15,601
	1,336	(2)	$29,192
	2,724	(3)	$59,519
	2,816	(5)	$61,530

(1)	Granted under the terms of the 2006 Equity Plan on 5/1/2013. The RSUs vest 25% on each of the four anniversaries of the grant date becoming fully vested on 5/1/2016. The market value is calculated based on 12/30/16 closing price of $21.85/share.
(2)	Granted under the terms of the 2006 Equity Plan on 5/1/2014. The RSUs vest 25% on each of the four anniversaries of the grant date becoming fully vested on 5/1/2017. The market value is calculated based on 12/30/16 closing price of $21.85/share.
(3)	Granted under the terms of the 2006 Equity Plan on 5/1/2015. The RSUs vest 25% on each of the four anniversaries of the grant date becoming fully vested on 5/1/2018. The market value is calculated based on 12/30/16 closing price of $21.85/share.
(4)	Granted under the terms of the 2006 Equity Plan on 1/1/2015. The RSUs vest 100% on 1/1/2019. The market value is calculated based on 12/30/16 closing price of $21.85/share.
(5)	Granted under the terms of the 2006 Equity Plan on 5/1/2016. The RSUs vest 25% on each of the four anniversaries of the grant date becoming fully vested on 5/1/2019. The market value is calculated based on 12/30/16 closing price of $21.85/share.

2016 Option Exercises and Stock Vested

Name	Number of Shares Acquired on Vesting/Exercise of Options	Value Realized on Vesting of Stock Awards/Exercise of Options
Roger S. Busse	7,833	$130,498	(1)
	73	$1,201	(2)
Richard R. Sawyer *
Mitchell J. Hagstrom	5,261	$87,648	(1)
	40	$642	(2)
Casey R. Hogan	3,757	$62,592	(1)
	39	$658	(2)
Rachel L. Ulrich	2,290	$38,151	(1)

(1)	The market value is calculated based on May 1, 2016 closing price of $16.66/share.
(2)	Net shares delivered and gain realized on options exercised in September 2016 via a cashless exercise.
*	Richard R. Sawyer was appointed chief financial officer effective August 24, 2015.

2016 Nonqualified Deferred Compensation

For a description of the Company’s Deferred Compensation Plan, please refer to the Compensation Discussion and Analysis above.

Name	Beginning Balance	Participant Contributions for 2016	Realized Earnings/ (Losses)	Unrealized Earnings/ (Losses)	Ending Balance	Rate of Return	Withdrawals
Roger Busse	$—	$—	$—	$—	$—	0.0%	$—
Rick Sawyer	$—	$4,492	$141	$84	$4,716	10.0%	$—
Mitch Hagstrom	$36,458	$24,450	$795	$263	$61,966	2.2%	$—
Casey Hogan	$8,297	$26,277	$1,389	$692	$36,655	9.7%	$—
Rachel Ulrich	$15,222	$12,287	$821	$879	$29,208	8.0%	$—

DIRECTOR COMPENSATION

Director compensation is evaluated and recommended by the Company’s Compensation Committee and approved by the Board of Directors. The Company does not pay directors who are also employees of the Company or the Bank for their service as directors.

Within the financial services industry, director cash compensation is generally comprised of an annual retainer and board and committee attendance fees. It is customary that the board chair receive greater compensation. Recent trends also suggest that directors serving on certain committees receive additional compensation. The Compensation Committee considered all of these factors in determining director compensation methodology for 2016. In 2016, each non-employee director of the Company received a cash retainer of $2,308 per month, a restricted stock grant valued at $22,500 and fees for each meeting attended.

Directors may miss two scheduled board meetings per year without compensation penalty. Audit, ALCO, and Compensation Committee chairs receive an additional quarterly retainer of $2,500, the Board chair receives an additional quarterly retainer of $6,000, the Governance/Nominating Committee chair receives an additional quarterly retainer of $2,000 and non-employee members of the Executive Committee who are not otherwise a committee or board chair each receive an additional quarterly retainer of $1,500. In addition to the annual retainer, attendance at committee meetings or special board meetings entitles non-employee directors to additional compensation in the amount of $250 for attendance at in-person or video conference meetings and $100 for meetings held by telephone. An additional $500 fee is paid to each non-employee director for any meeting exceeding four hours.

The Company has established a Director Stock Election Plan that provides directors the opportunity of investing their director and committee fees in Company common stock in lieu of receiving cash. The plan operates as individual SEC Rule 10b5-1 stock trading plans that require, among other things, that the directors enter into the plan at a time when they are not aware of any material non-public information; the plan clearly sets out the allocation provisions of how the fees are to be invested; and the director has no discretion over the purchases.

Historically, the Company’s non-employee directors have also received equity compensation. The Committee believes a portion of director compensation should be in the form of equity compensation because it aligns the interests of the Board of Directors with those of the shareholders. Under the 2006 Equity Plan, directors may receive non-qualified stock options, restricted stock, RSUs, and stock appreciation rights.

In addition to the retainer, chair and meeting fees described above, outside directors new to the Company shall receive annually for three years (or for those years served less than three years) an additional $5,000 grant of restricted stock, subject to full Board approval, timing, proration and vesting qualifications.

The Committee determined that annual awards of equity compensation were appropriate to provide a form of continuous performance incentive. Although the Committee feels annual equity awards are a best practice, all grants are subject to approval by the full Board of Directors. For 2016, the Committee determined that restricted stock was the best form of equity compensation for non-executive directors.

On May 1, 2016, 1,350 shares of restricted stock, valued at $16.66 per share or $22,491 in the aggregate, were granted to each non-executive director for an aggregate total granted to all non-executive directors of 13,200 shares valued at $224,910. Ms. Johansen, Mr. Forrest and Ms. Whitman each received 300 shares of restricted stock, valued at $16.66 per share or $4,998 in the aggregate. Ms. Whitman also received 257 shares of restricted stock, valued at $3,333 in the aggregate. The restricted stock vested immediately. The fair market value of the restricted stock grant was based on the price of the Company’s common stock at the close of business on April 29, 2016, the last business close prior to the vesting date, which occurred during a weekend.

On November 15, 2016, the Compensation Committee granted 872 shares of restricted stock to each of Mr. Woods and Mr. Ellison. The shares were valued at $16.75 per share, or $14,606 in the aggregate. The grant was a pro-rated grant based on the date they joined the Board, following the acquisition of Foundation Bank, which was September 6, 2016. The grant price was determined using the closing stock price on September 6, 2016.

In January 2013, the Compensation Committee amended the Company’s stock ownership and hold guidelines for non-employee directors, requiring them to retain 100 percent of net shares acquired from equity awards (after satisfying taxes and exercise prices) until they hold shares with a value of at least three times the annual cash board retainer, and thereafter to retain at least 75 percent of net shares acquired from equity awards for at least two years.

The following table shows compensation paid or accrued during the last fiscal year to the Company’s non- employee directors. Mr. Busse is not included in the table as he is an employee of the Company, and thus receives no compensation for his services as a director.

	Fees Earned	Equity
Name	or Paid in Cash (1)	Awards (2)	Total
Robert A. Balin	59,246	22,491	81,737
Thomas Ellison (3)	6,924	14,606	21,530
Eric S. Forrest	37,246	27,489	64,735
Michael E. Heijer	34,646	22,491	57,137
Michael D. Holzgang	43,396	22,491	65,887
Judith A. Johansen	36,596	22,491	59,087
Donald L. Krahmer, Jr.	41,996	27,489	69,485
Donald G. Montgomery	45,846	22,491	68,337
Jeffrey D. Pinneo	35,396	22,491	57,887
John H. Rickman	51,396	22,491	73,887
Karen L. Whitman	34,596	27,489	62,085
Duane C. Woods (3)	6,924	14,606	21,530

	434,208	269,116	703,324

(1)	Amount shown for Mr. Ballin represents (i) annual retainer fee of $27,696, (ii) retainer fees of $22,000 for service as Board chair, and (iii) per meeting committee attendance fees of $9,550.

Amount shown for Mr. Forrest represents (i) annual retainer fee of $27,696 and (ii) per meeting committee attendance fees of $9,550.

Amount shown for Mr. Heijer represents (i) annual retainer fee of $27,696, and (ii) per meeting committee attendance fees of $6,950.

Amount shown for Mr. Holzgang represents (i) annual retainer fee of $27,696, (ii) retainer fees of $8,000 for service as Governance/Nominating Committee chair, and (iii) per meeting committee attendance fees of $7,700.

Amount shown for Ms. Johansen represents (i) annual retainer fee of $27,696, and (ii) per meeting committee attendance fees of $8,900.

Amount shown for Mr. Krahmer represents (i) annual retainer fee of $27,696, (ii) retainer fees of $10,000 for service as Audit Committee chair, and (iii) per meeting committee attendance fees of $4,300.

Amount shown for Mr. Montgomery represents (i) annual retainer fee of $27,696, (ii) retainer fees of $10,000 for service as Compensation Committee chair, and (iii) per meeting committee attendance fees of $8,150.

Amount shown for Mr. Pinneo represents (i) annual retainer fee of $27,696, and (ii) per meeting committee attendance fees of $7,700.

Amount shown for Mr. Rickman represents (i) annual retainer fee of $27,696, (ii) retainer fees of $10,000 for service as Asset and Liability Committee chair, and (iii) per meeting committee attendance fees of $13,720.

Amount shown for Ms. Whitman represents (i) annual retainer fee of $27,696, and (ii) per meeting committee attendance fees of $6,900.

(2)	Represents the grant date fair value of restricted stock awards granted to each director in 2016 based on the price of the Company’s common stock at the close of business on May 1, 2016 ($16.97), the date on which the restricted stock award was granted.

(3)	Mr. Ellison and Mr. Woods joined the board on September 6, 2016. Amount paid represent $6,924 in retainer fee. The Equity award represents a pro-rata award (September 9, 2016 – Mary 1, 2017) based on the September 6, 2016 stock price of $16.75

Compensation Committee Report

During the fiscal year ended December 31, 2016, the Compensation Committee was comprised of six directors, each of whom satisfies the independence criteria under the Nasdaq listing standards and applicable rules of the SEC and the criteria of an outside director under the applicable rules of the Internal Revenue Service.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) set forth in this Amendment with management, and based on that review and those discussions, the Compensation Committee recommended to the Board that the CD&A be included in this Amendment No. 1 on Form 10-K/A.

Compensation Committee

Donald G. Montgomery (Chair)

Eric S. Forrest

Michael D. Holzgang

Jeffrey D. Pinneo

John H. Rickman

Karen L. Whitman

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This table shows the amount of common stock beneficially owned by (a) the named executive officers, (b) each director, (c) all of the Company’s directors and executive officers as a group, and (d) all persons who are known to the Company to be beneficial owners of five percent or more of the Company’s common stock. Beneficial ownership is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. Except for our five percent holders, the table shows beneficial ownership as of December 31, 2016. The number of shares reported is based on data provided to us by the beneficial owners of the shares. The percentage ownership data is based on 22,667,111 shares of our common stock outstanding as of April 15, 2017. Under SEC rules, beneficial ownership includes any shares over which the person or entity exercises voting or investment power and also any shares that the person or entity has the right to acquire within 60 days of April 15, 2017. Except as noted below, each holder has sole voting and investment power for all shares shown as beneficially owned. Where beneficial ownership was less than one percent of all outstanding shares, the percentage is not reflected in the table. Unless otherwise noted below, the address of each beneficial owner listed in the table is: c/o Pacific Continental Corporation, 111 West 7th Avenue, Eugene, Oregon 97401.

The Company has adopted a policy prohibiting employees or directors from engaging in transactions that hedge the economic risks of ownership of the Company’s common stock, including trading in publicly traded options, puts, calls or other derivative instruments related to Company stock. In addition, the Company has adopted stock ownership and hold guidelines that require directors and executive officers to retain a certain ownership level of Company stock. A complete description of these ownership and retention guidelines is set forth in “Compensation Discussion and Analysis – Key Compensation Policies – Executive Stock Ownership and Hold Guidelines” in Item 11 of this Amendment.

Security Ownership of Certain Beneficial Owners and Management

		Number of		Percentage
Name	Position with Company	Shares (1)(2)		of Share
Roger S. Busse	President/Chief Executive Officer	85,658	(3)	*
Richard R. Sawyer	EVP/Chief Financial Officer	5,520	(4)	*
Mitchell J. Hagstrom	EVP/Chief Banking Officer	72,287		*
Casey R. Hogan	EVP/Chief Operating Officer	52,867		*
Rachel L. Ulrich	EVP/Chief Administrative Officer	16,265		*
Robert A. Ballin	Chairman of the Board	406,040	(5)	1.77%
Thomas Ellison	Director	629,730		2.74%
Eric S. Forrest	Director	6,904		*
Michael E. Heijer	Director	73,913	(6)	*
Michael D. Holzgang	Director	17,792		*
Judith A. Johansen	Director	15,292		*
Donald L. Krahmer, Jr.	Director	13,394		*
Donald G. Montgomery	Vice Chairman of the Board	62,078		*
Jeffrey D. Pinneo	Director	7,218		*
John H. Rickman	Director	38,976		*
Karen L. Whitman	Director	15,688		*
Duane Woods	Director	4,363		*
Directors & executive officers as a group		1,523,985	(7)	6.63%

*	Represents less than 1% of Pacific Continental’s outstanding common shares
(1)	Share amounts include options to purchase shares that are exercisable within 60 days as follows:

Busse: 50,903, Hagstrom: 20,281, Hogan: 19,284; and Ulrich: 10,225

(2)	Share amounts include PCBK common shares owned “jointly with spouse” as follows:

Busse: 25,136, Sawyer: 1,000, Hagstrom: 47,744, Hogan: 29,720, Ulrich: 4,098, Ballin: 156,604, Forrest: 5,254,

Heijer: 61,229, Holzgang: 16,442, Johansen: 13,642; Krahmer: 12,044; Pinneo: 5,868, and Rickman: 37,626.

(3)	Includes 25,136 shares pledged as security for a line of credit
(4)	Includes 500 shares held by spouse
(5)	Inclues 2,250 shares held in trust for grandchildren and 156,604 held in a margin account
(6)	Includes 3,171 shares held as custodian for children, 8,163 shares held by GranCorp Holdings, LLC of which Mr. Heijer and his spouse are the owners and principals.

(7)	Includes 313,940 shares subject to options that could be exercised within 60 days.

5% Shareholders

Name	Number of Shares (1)(2)	Percentage of Shares
Banc Funds (1)	1,467,129	6.38%
20 North Wacker Drive, Suite 3300
Chicago, IL 60606
T. Rowe Price Associates, Inc. (2)	1,756,273	7.44%
100 E. Pratt Street
Baltimore, MD 21202
BlackRock Inc. (3)	1,493,143	6.50%
55 East 52nd Street
New York, NY 10055

(1)	Based on Schedule 13G filed under the Securities Exchange Act of 1934 (the “Exchange Act”) on February 15, 2017. The securities are beneficially owned by Banc Funds Co. LLC and certain of its affiliates.
(2)	Based on Schedule 13G Form filed under the Exchange Act on February 7, 2017.
(3)	Based on Schedule 13G Form filed under the Exchange Act on January 25, 2017. The securities are beneficially owned by BlackRock Inc. and certain of its affiliates.

Proposed Merger

As reported in our Current Report on Form 8-K filed with the Commission on January 10, 2017, we have entered into a Merger Agreement, pursuant to which the Company would merge with and into Columbia. Our Board of Directors has approved the Merger Agreement and the proposed merger with Columbia. Each member of our Board of Directors has entered into a support agreement with Columbia in which he or she has agreed to vote all of his or her shares of the Company’s common stock in favor of the transaction.

ITEM 13	Certain Relationships and Related Transactions, and Director Independence

Transactions between the Company or its affiliates and related persons (including directors and executive officers of the Company and the Bank, or their immediate family) are approved by the Governance/Nominating Committee in accordance with the policies and procedures set forth in the policy governing “related persons transactions” adopted by the Board of Directors. Under the Related Persons Transaction Policy, a transaction between “related persons” shall be consummated only if (i) the designated committee, or a majority of the disinterested independent members of the Board, approves or ratifies such transaction in accordance with the guidelines set forth in the policy, and (ii) if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party.

During 2016, the Bank had, and expects to have in the future, banking transactions, including loans, in the ordinary course of business with directors, executive officers, their immediate family members and their associates, which may exceed the threshold amount of $120,000. However, such loans were, and will continue to be, made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, which transactions do not involve more than the normal risk of collection or present other unfavorable features. All such loans were made in the ordinary course of the Bank’s business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and, in the opinion of management, do not involve any undue credit risk to the Bank.

Board Independence

Our Board has determined that all directors (other than Mr. Busse) met the applicable laws and listing standards regarding “independence” as defined by the Nasdaq listing standards, and that each such director is free of relationships that would interfere with the individual’s exercise of independent judgment. For more information about factors considered, see “Director Independence” in Item 10 of this Amendment.

ITEM 14	Principal Accountant Fees and Services

Moss Adams LLP, independent registered public accounting firm, performed the audit of the consolidated financial statements for the Company for the year ended December 31, 2016.

The report from Moss Adams LLP for the fiscal years ended December 31, 2016, and December 31, 2015, respectively, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

Fees Paid to Independent Accountants

The following tables set forth the aggregate fees charged to the Company by Moss Adams LLP for audit services rendered in connection with the audited consolidated financial statements and reports for the 2016 and 2015 fiscal years.

Fee Category	Fiscal 2016	% of Total	Fiscal 2015	% of Total
Audit Fees	$364,523	70%	$245,000	76%
Audit Related Fees	68,509	13%	22,024	7%
Tax Fees	62,365	12%	48,935	15%
All Other Fees	27,630	5%	5,100	2%

Total Fees	$523,027	100%	$321,059	100%

Audit Fees. The fees billed to the Company by Moss Adams LLP were for professional services rendered (including reimbursement of certain travel-related costs) in connection with the audit of the Company’s financial statements, including review of internal controls over financial reporting, services in connection with statutory or regulatory filings and review of the interim financial statements included in the Company’s Quarterly Reports on Form 10-Q and subordinated debenture consent opinion.

Audit-Related Fees. Consists of fees paid to Moss Adams LLP in the years ended 2016 and 2015 for services rendered in connection with the 401(k) audit and accounting consultation and audit fees in connection with acquisitions.

Tax Fees. Consists of fees billed in the years ended 2016 and 2015 for tax compliance, tax advice and tax planning.

All Other Fees. Consists of fees billed in the years ended 2016 and 2015 including and consulting expenses on various topics.

For the fiscal year 2016, the Audit Committee considered and deemed the services provided by Moss Adams LLP compatible with maintaining the principal accountant’s independence.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, compliance services, consulting services and other services. For each proposed service, the independent auditor is required to provide detailed back-up documentation at the time of approval. The Audit Committee may delegate pre-approval to one or more of its members. Such a member must report any decisions to the Audit Committee at the Committee’s next scheduled meeting.

Audit Committee Report

The following is a report of the Audit Committee of the Board of Directors, which is responsible for establishing and administering the Company’s internal controls.

During the fiscal year ended December 31, 2016, the Audit Committee was comprised of six directors, each of whom is considered “independent” as defined by the NASDAQ listing standards and applicable SEC rules. The Board of Directors has determined that Mr. Krahmer is an “audit committee financial expert” as defined by SEC rules.

The Audit Committee has met and held discussions with management and the Company’s independent accountants. Management represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles. The Audit Committee has reviewed and discussed the audited consolidated financial statements with management and the independent accountants. The Audit Committee has also discussed with the independent accountants matters required by Statement on Auditing Standards No. 61 (Communication with Audit Committees).

The independent accountants provided to the Audit Committee the written disclosures and the letter from the independent accountants required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence. The Audit Committee discussed with the independent accountants that firm’s independence.

Based on the Audit Committee’s review of the audited consolidated financial statements and the various discussions with management and the independent accountants noted above, the Audit Committee determined to include the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC (“2016 Annual Report on Form 10- K”).

The Director of Internal Audit reports directly to the Audit Committee of the Board of Directors. During 2016, the Director of Internal Audit worked under the direction of the Audit Committee to assist in managing all aspects of the auditing function including management of the internal audit department and coordination of all outsourced external auditors and consultants retained by the Audit Committee. The Audit

Committee is directly responsible for setting the compensation of the Director of Internal Audit, review and approval of a budget for the Internal Audit department, review and approval of an annual audit plan for the Bank and the Company, and review and approval of all audits completed by the Internal Audit department, outside auditors and contractors.

Audit Committee

Donald L. Krahmer, Jr. (Chair)

Eric S. Forrest

Michael E. Heijer

Judith A. Johansen

John H. Rickman

Duane C. Woods

ADDITIONAL INFORMATION

Availability of Bylaws

The Bylaws can be accessed on the Company’s website by clicking on the Governance Documents link within the Investor Relations section on the Company’s home page (www.therightbank.com), or by writing to the Company’s Corporate Secretary at the Company’s main office, for a copy of the relevant Bylaw provisions regarding the requirements for making shareholder proposals and nominating director candidates.

Executive Offices

Shareholder proposals, including director nominations, must be mailed to the Company’s executive offices at the following address: Pacific Continental Corporation, Attention: Corporate Secretary, P.O. Box 10727, Eugene, Oregon 97440-2727.

Available Information

The Company currently files periodic reports and other information with the SEC. Such information and reports may be obtained as follows:

•	Read and copied at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, D.C., 20549. (You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.)

•	On the SEC Internet site at www.sec.gov.

•	Accessing the Bank’s website at www.therightbank.com. Additional information, including recent press releases, is also available on the Bank’s website.

PART IV

ITEM 15	Exhibits and Financial Statement Schedules

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
Roger S. Busse
Chief Executive Officer
Date: April 19, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 19th day of April, 2017.

Principal Executive Officer

By	/s/ Roger S. Busse	Chief Executive Officer
	Roger S. Busse	and Director

Principal Financial and Accounting Officer

By	/s/ Richard R. Sawyer	Executive Vice President and
	Richard R. Sawyer	Chief Financial Officer

Directors

By	/s/ Robert A. Ballin	Chairman	By	/s/ Michael E. Heijer	Director
	Robert A. Ballin			Michael E. Heijer

By	/s/ Donald G. Montgomery	Vice Chairman	By	/s/ Michael D. Holzgang	Director
	Donald G. Montgomery			Michael D. Holzgang

By	/s/ John H. Rickman	Director	By	/s/ Donald L. Krahmer, Jr.	Director
	John H. Rickman			Donald L. Krahmer, Jr.

By	/s/ Jeffrey D. Pineo	Director	By	/s/ Judith Ann Johansen	Director
	Jeffrey D. Pineo			Judith Ann Johansen

By	/s/ Eric S. Forrest	Director	By	/s/ Karen L. Whitman	Director
	Eric S. Forrest			Karen L. Whitman

By	/s/ Duane C. Woods	Director	By	/s/ Thomas A. Ellison	Director
	Duane C. Woods			Thomas A. Ellison

By	/s/ Roger S. Busse	Director
Roger S. Busse

Exhibit Index

Exhibit

31.1	302 Certification, Roger S. Busse, Chief Executive Officer

31.2	302 Certification, Richard R. Sawyer, Executive Vice President and Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350