Form 10-Q
period 2017-03-31
PACIFIC CONTINENTAL CORP
filed 2017-05-09
CIK 1084717

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

COMMISSION FILE NUMBER: 0-30106

PACIFIC CONTINENTAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

OREGON	93-1269184
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No)

111 West 7th Avenue Eugene, Oregon	97401
(Address of principal executive offices)	(Zip Code)

(541) 686-8685

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Smaller Reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has selected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of April 28, 2017 was 22,667,111.

PACIFIC CONTINENTAL CORPORATION

FORM 10-Q

QUARTERLY REPORT

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

Pacific Continental Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$25,836	$30,154
Interest-bearing deposits with banks	38,265	36,959

Total cash and cash equivalents	64,101	67,113

Securities available-for-sale	472,166	470,996
Loans, net of deferred fees	1,912,608	1,857,767
Allowance for loan losses	(22,612)	(22,454)

Net loans	1,889,996	1,835,313
Interest receivable	6,647	7,107
Federal Home Loan Bank stock	10,324	5,423
Property and equipment, net of accumulated depreciation	19,899	20,208
Goodwill and intangible assets	70,115	70,382
Deferred tax asset	12,444	12,722
Other real estate owned	11,056	12,068
Bank-owned life insurance	35,388	35,165
Other assets	5,169	4,940

Total assets	$2,597,305	$2,541,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$832,363	$858,996
Savings and interest-bearing checking	1,070,383	1,110,224
Core time deposits	64,520	65,847

Total core deposits	1,967,266	2,035,067

Other deposits	113,000	113,036

Total deposits	2,080,266	2,148,103
Securities sold under agreements to repurchase	2,812	1,966
Federal Home Loan Bank borrowings	182,000	65,000
Subordinated debentures	34,120	34,096
Junior subordinated debentures	11,350	11,311
Accrued interest and other payables	7,590	7,206

Total liabilities	2,318,138	2,267,682

Shareholders’ equity
Common stock, no par value, shares authorized: 50,000,000; shares issued and outstanding: 22,665,926 at March 31, 2017, and 22,611,535 at December 31, 2016	206,505	205,584
Retained earnings	74,543	70,486
Accumulated other comprehensive (loss)	(1,881)	(2,315)

	279,167	273,755

Total liabilities and shareholders’ equity	$2,597,305	$2,541,437

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2017	2016
Interest and dividend income
Loans	$23,419	$17,714
Taxable securities	2,287	1,717
Tax-exempt securities	506	477
Interest-bearing deposits with banks	88	45

	26,300	19,953

Interest expense
Deposits	1,197	897
Federal Home Loan Bank borrowings	255	189
Subordinated debentures	570	—
Junior subordinated debentures	97	56
Federal funds purchased	1	2

	2,120	1,144

Net interest income	24,180	18,809

Provision for loan losses	900	245

Net interest income after provision for loan losses	23,280	18,564

Noninterest income
Service charges on deposit accounts	694	693
Bankcard income	300	290
Bank-owned life insurance income	222	146
Net gain on sale of investment securities	—	237
Impairment losses on investment securities (OTTI)	(1)	(17)
Other noninterest income	936	458

	2,151	1,807

Noninterest expense
Salaries and employee benefits	9,455	7,559
Property and equipment	1,328	1,115
Data processing	1,021	864
Legal and professional services	681	611
Business development	474	516
FDIC insurance assessment	349	288
Other real estate expense, net	118	10
Merger related expense	933	—
Other noninterest expense	1,105	1,044

	15,464	12,007

Income before provision for income taxes	9,967	8,364
Provision for income taxes	3,417	2,905

Net income	$6,550	$5,459

Earnings per share
Basic	$0.29	$0.28

Diluted	$0.29	$0.28

Weighted average shares outstanding
Basic	22,653,895	19,607,106
Common stock equivalents attributable to stock-based awards	312,017	175,176

Diluted	22,965,912	19,782,282

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended March 31,
	2017	2016
Net income	$6,550	$5,459

Other comprehensive income:
Available-for-sale securities:
Unrealized gain arising during the period	802	4,469
Reclassification adjustment for gains realized in net income	—	(237)
Other than temporary impairment	1	17
Income tax effects	(313)	(1,657)
Derivative agreements—cash flow hedge
Unrealized loss arising during the period	(14)	(182)
Reclassification adjustment for gains realized in net income	(77)	—
Income tax effects	35	71

Total other comprehensive income, net of tax	434	2,481

Total comprehensive income	$6,984	$7,940

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share, and per share amounts)

(Unaudited)

	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance, December 31, 2015	19,604,182	$156,099	$59,693	$2,699	$218,491

Net income			19,776		19,776
Other comprehensive loss, net of tax				(5,014)	(5,014)

Comprehensive income					14,762

Stock issuance and related tax benefit	153,991	734			734
Stock issued through acquisition	2,853,362	47,794			47,794
Share-based compensation expense		1,853			1,853
Vested employee RSUs and SARs surrendered to cover tax consequences		(896)			(896)
Cash dividends ($0.44 per share)			(8,983)		(8,983)

Balance, December 31, 2016	22,611,535	$205,584	$70,486	$(2,315)	$273,755

Net income			6,550		6,550
Other comprehensive income, net of tax				434	434

Comprehensive income					6,984

Stock issuance	54,391	599			599
Share-based compensation expense		397			397
Vested employee RSUs and SARs surrendered to cover tax consequences		(75)			(75)
Cash dividends ($0.11 per share)			(2,493)		(2,493)

Balance, March 31, 2017	22,665,926	$206,505	$74,543	$(1,881)	$279,167

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$6,550	$5,459
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, net of accretion	1,980	1,741
Deferred income taxes	—	3
Bank-owned life insurance income	(223)	(146)
Share-based compensation	547	384
Provision for loan losses	900	245
Gain on sale of investment securities	—	(237)
Gain on sale of foreclosed assets	(3)	—
Other than temporary impairment on investment securities	1	17
Change in:
Interest receivable	460	(282)
Deferred loan fees	20	40
Accrued interest payable and other liabilities	297	(1,514)
Other assets	(320)	(468)

Net cash provided by operating activities	10,209	5,242

Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale investment securities	12,825	23,241
Purchase of available-for-sale investment securities	(14,479)	(36,859)
Net loan principal originations	(55,603)	(25,242)
Proceeds from sale of foreclosed assets	1,015	—
Net purchase of property and equipment	(118)	(1,261)
(Purchase) Redemption of Federal Home Loan Bank stock	(4,901)	1,697

Net cash used by investing activities	(61,261)	(38,424)

Cash flows from financing activities:
Change in deposits	(67,837)	99,495
Change in repurchase agreements	846	407
Change in federal funds purchased and Federal Home Loan Bank short-term borrowings	117,000	(47,000)
Proceeds from stock options exercised	599	210
Excess tax benefit from stock options exercised	—	19
Dividends paid	(2,493)	(2,156)
Vested employee RSUs and SARs surrendered to cover tax consequences	(75)	(9)

Net cash provided by financing activities	48,040	50,966

Net change in cash and cash equivalents	(3,012)	17,784
Cash and cash equivalents, beginning of period	67,113	36,675

Cash and cash equivalents, end of period	$64,101	$54,459

Supplemental information:
Noncash investing and financing activities:
Change in fair value of securities, net of deferred income taxes	$490	$2,592
Change in fair value of cash flow hedge, net of deferred income taxes	$(56)	$(111)

Cash paid during the period for:
Income taxes	$3	$1,312
Interest	$1,601	$1,268

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

A complete set of Notes to Consolidated Financial Statements is a part of the Company’s 2016 Form 10-K, as amended. The notes below are included due to material changes in the consolidated financial statements or to provide the reader with additional information not otherwise available. In preparing these consolidated financial statements, the Company has evaluated subsequent events and transactions for potential recognition or disclosure in the consolidated financial statements. All dollar amounts in the following notes are expressed in thousands, except share and per share amounts or where otherwise indicated.

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

The balance sheet data as of December 31, 2016, was derived from audited consolidated financial statements, but does not include all disclosures contained in the Company’s 2016 Form 10-K. The interim consolidated financial statements should be read in conjunction with the December 31, 2016, consolidated financial statements, including the notes thereto, included in the Company’s 2016 Form 10-K.

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair values of securities available-for-sale at March 31, 2017, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Percentage of Portfolio
Unrealized Loss Positions
Private-label mortgage-backed securities	$256	$—	$(2)	$254	0.05%
Mortgage-backed securities	225,037	—	(5,260)	219,777	46.55%
SBA pools	24,973	—	(408)	24,565	5.20%
Obligations of U.S. government agencies	6,995	—	(39)	6,956	1.47%
Obligations of states and political subdivisions	36,496	—	(949)	35,547	7.53%

	$293,757	$—	$(6,658)	$287,099	60.80%

Unrealized Gain Positions
Obligations of U.S. government agencies	$18,285	$391	$—	$18,676	3.96%
Obligations of states and political subdivisions	73,427	2,225	—	75,652	16.02%
Private-label mortgage-backed securities	1,376	157	—	1,533	0.32%
Mortgage-backed securities	71,974	693	—	72,667	15.39%
SBA variable rate pools	16,429	110	—	16,539	3.50%

	$181,491	$3,576	$—	$185,067	39.20%

	$475,248	$3,576	$(6,658)	$472,166	100.00%

At March 31, 2017, the Bank held 480 investment securities, of which 176 were in unrealized loss positions. Unrealized losses existed on certain securities classified as obligations of U.S. government agencies, private-label mortgage-backed securities, mortgage-backed securities, SBA pools and obligations of states and political subdivisions. The unrealized losses on all securities are deemed to be temporary, as these securities retain strong credit ratings, continue to perform adequately, and are backed by various government sponsored enterprises. These decreases in fair value are associated with the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities has resulted from changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2017.

The following table presents a summary of securities in a continuous unrealized loss position at March 31, 2017:

	Securities in Continuous Unrealized Loss Position for Less Than 12 Months	Gross Unrealized Loss on Securities in Loss Position for Less Than 12 Months	Securities in Continuous Unrealized Loss Position for 12 Months or Longer	Gross Unrealized Loss on Securities in Loss Position for 12 Months or Longer
Obligations of U.S. government agencies	$6,956	$(39)	$—	$—
Obligations of states and political subdivisions	35,547	(949)	—	—
Private-label mortgage-backed securities	25	—	229	(2)
Mortgage-backed securities	215,472	(5,169)	4,305	(91)
SBA variable rate pools	20,615	(371)	3,950	(37)

	$278,615	$(6,528)	$8,484	$(130)

On a monthly basis, management reviews all private-label mortgage-backed securities for the presence of other than temporary impairment (“OTTI”) and recorded $1 and $17 of OTTI during the three months ended March 31, 2017 and 2016, respectively. Management’s evaluation included the use of independently-generated third-party credit surveillance reports that analyze the loans underlying each security. These reports include estimates of default rates and severities, life collateral loss rates and static voluntary prepayment assumptions to generate estimated cash flows at the individual security level. Additionally, management considered factors such as downgraded credit ratings, severity and duration of the impairments, the stability of the issuers and any discounts paid when the securities were purchased. Management has considered all available information related to the collectability of the impaired investment securities and believes that the estimated credit loss is appropriate.

Following is a tabular roll-forward of the aggregate amount of credit-related OTTI at the beginning and end of the periods presented along with the amounts recognized in earnings during the three months ended March 31, 2017, and 2016:

	Three months ended March 31,
	2017	2016
Balance, beginning of period:	$270	$249
Additions:
Initial OTTI credit loss	1	17

Balance, end of period:	$271	$266

At March 31, 2017, nine of the Company’s private-label mortgage-backed securities, with aggregate amortized cost of $1,243 were classified as substandard as their underlying credit was considered impaired. At December 31, 2016, nine securities with an aggregate amortized cost of $1,338 were classified as substandard.

At March 31, 2017, and December 31, 2016, the projected average life of the securities portfolio was 4.8 years and 4.2 years, respectively.

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2016, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Percentage of Portfolio
Unrealized Loss Positions
Obligations of U.S. government agencies	$3,995	$—	$(49)	$3,946	0.84%
Obligations of states and political subdivisions	41,016	—	(1,279)	39,737	8.44%
Private-label mortgage-backed securities	241	—	(23)	218	0.05%
Mortgage-backed securities	221,835	—	(5,362)	216,473	45.96%
SBA variable rate pools	26,758	—	(493)	26,265	5.58%

	$293,845	$—	$(7,206)	$286,639	60.86%

Unrealized Gain Positions
Obligations of U.S. government agencies	$21,290	$384	$—	$21,674	4.60%
Obligations of states and political subdivisions	69,148	1,854	—	71,002	15.07%
Private-label mortgage-backed securities	1,566	153	—	1,719	0.36%
Mortgage-backed securities	72,752	811	—	73,563	15.62%
SBA variable rate pools	16,281	118	—	16,399	3.48%

	$181,037	$3,320	$—	$184,357	39.14%

	$474,882	$3,320	$(7,206)	$470,996	100.00%

At December 31, 2016, the Bank held 485 investment securities, of which 179 were in unrealized loss positions. The following table presents a summary of securities in a continuous unrealized loss position at December 31, 2016:

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

The amortized cost and estimated fair value of securities at March 31, 2017, by maturity, are shown below. Obligations of U.S. government agencies, states and political subdivisions and corporate securities are shown by contractual maturity. Mortgage-backed securities and SBA variable pools are shown by projected average life.

	March 31, 2017
	Amortized Cost	Estimated Fair Value
Due in one year or less	$10,021	$10,041
Due after one year through 5 years	228,487	228,436
Due after 5 years through 10 years	194,987	192,897
Due after 10 years	41,753	40,792

	$475,248	$472,166

During the quarter ended March 31, 2017, there were no investment securities sold.

During the quarter ended March 31, 2016, six investment securities were sold resulting in proceeds of $8,970. The sales generated a gross gain of $240 and a gross loss of $3, totaling a net gain of $237.

The following table presents investment securities which were pledged to secure public deposits and repurchase agreements as permitted or required by law:

	March 31, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Pledged to secure public deposits	$23,240	$23,787	$25,257	$25,683
Pledged to secure repurchase agreements	4,810	4,761	3,579	3,573

	$28,050	$28,548	$28,836	$29,256

At March 31, 2017, and December 31, 2016, there was an outstanding balance for repurchase agreements of $2,812 and $1,966, respectively.

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

Major classifications of period-end loans are as follows:

	March 31,	% of Gross	December 31,	% of Gross
	2017	Loans	2016	Loans
Real estate loans
Multi-family residential	$80,333	4.20%	$74,340	4.00%
Residential 1-4 family	61,516	3.21%	61,548	3.31%
Owner-occupied commercial	468,296	24.46%	461,557	24.82%
Nonowner-occupied commercial	462,555	24.16%	451,893	24.30%

Total permanent real estate loans	1,072,700	56.03%	1,049,338	56.43%
Construction loans
Multi-family residential	29,473	1.54%	22,252	1.20%
Residential 1-4 family	48,449	2.53%	43,532	2.34%
Commercial real estate	90,389	4.72%	76,301	4.10%
Commercial bare land and acquisition & development	10,398	0.54%	15,081	0.81%
Residential bare land and acquisition & development	9,682	0.51%	10,645	0.57%

Total construction real estate loans	188,391	9.84%	167,811	9.02%

Total real estate loans	1,261,091	65.87%	1,217,149	65.45%
Commercial loans	640,520	33.45%	630,491	33.89%
Consumer loans	3,000	0.16%	2,922	0.16%
Other loans	10,037	0.52%	9,225	0.50%

Gross loans	1,914,648	100.00%	1,859,787	100.00%
Deferred loan origination fees	(2,040)		(2,020)

	1,912,608		1,857,767
Allowance for loan losses	(22,612)		(22,454)

Total loans, net of allowance for loan losses and net deferred fees	$1,889,996		$1,835,313

At March 31, 2017, outstanding loans to dental professionals totaled $382,867 and represented 20.00% of total outstanding loan principal balances compared to dental professional loans of $377,478, or 20.30% of total outstanding loan principal balance at December 31, 2016. Additional information about the Company’s dental portfolio can be found in Note 4 to theses consolidated financial statements. There are no other industry concentrations in excess of 10% of the total loan portfolio. However, as of March 31, 2017, 65.87% of the Company’s loan portfolio was collateralized by real estate and is, therefore, susceptible to changes in local market conditions. While appropriate action is taken to manage identified concentration risks, management believes that the loan portfolio is well diversified by geographic location and among industry groups.

Purchased Credit Impaired Loans

The following table represents the contractually required principal balance of purchased credit impaired loans and the carrying balance at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Contractually required principal payments for purchased credit impaired loans	$21,053	$22,941
Accretable yield	(1,359)	(1,453)
Nonaccretable yield	(669)	(809)

Balance of purchased credit impaired loans	$19,025	$20,679

The following tables summarize the changes in the accretable yield for purchased credit impaired loans for the periods ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017			2016
	Capital Pacific	Foundation	Total	Century	Capital Pacific	Total
Balance, beginning of period	$765	$688	$1,453	$40	$1,030	$1,070
Additions	—	—	—	—	—	—
Accretion to interest income	(38)	(56)	(94)	(29)	(91)	(120)

Balance, end of period	$727	$632	$1,359	$11	$939	$950

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

The adequacy of the allowance for loan losses and the reserve for unfunded commitments is determined using a consistent, systematic methodology and is monitored regularly based on management’s evaluation of numerous factors. For each portfolio segment, these factors include:

•	The quality of the current loan portfolio,

•	The trend in the migration of the loan portfolio’s risk ratings,

•	The velocity of migration of losses and potential losses,

•	Current economic conditions,

•	Loan concentrations,

•	Loan growth rates,

•	Past-due and nonperforming trends,

•	Evaluation of specific loss estimates for all significant problem loans,

•	Recovery experience, and

•	Peer comparison loss rates.

A summary of the activity in the allowance for loan losses by major loan classification follows:

	For the three months ended March 31, 2017
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$8,614	$10,872	$1,781	$41	$1,146	$22,454
Charge-offs	(641)	(150)	—	—	—	(791)
Recoveries	36	12	1	—	—	49
Provision (reclassification)	(292)	565	269	(1)	359	900

Ending balance	$7,717	$11,299	$2,051	$40	$1,505	$22,612

At March 31, 2017, the allowance for loan losses on dental loans was $4,171, compared to $4,713 at December 31, 2016. See Note 4 for additional information on the dental loan portfolio.

The following table presents the allowance and recorded investment in loans by major loan classification at March 31, 2017 and December 31, 2016:

	Balances as of March 31, 2017
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$7,709	$11,298	$2,051	$40	$1,505	$22,603
Ending allowance: individually evaluated for impairment	8	1	—	—	—	9
Ending allowance: loans acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance	$7,717	$11,299	$2,051	$40	$1,505	$22,612

Ending loan balance: collectively evaluated for impairment	$641,689	$1,052,250	$188,391	$3,000	$—	$1,885,330
Ending loan balance: individually evaluated for impairment	2,793	7,500	—	—	—	10,293
Ending loan balance: loans acquired with deteriorated credit quality	6,075	12,950	—	—	—	19,025

Total ending loan balance	$650,557	$1,072,700	$188,391	$3,000	$—	$1,914,648

	Balances as of December 31, 2016
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$7,881	$10,869	$1,781	$41	$1,146	$21,718
Ending allowance: individually evaluated for impairment	733	3	—	—	—	736
Ending allowance: loans acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance	$8,614	$10,872	$1,781	$41	$1,146	$22,454

Ending loan balance: collectively evaluated for impairment	$628,773	$1,027,354	$167,491	$2,922	$—	$1,826,540
Ending loan balance: individually evaluated for impairment	4,396	7,852	320	—	—	12,568
Ending loan balance: loans acquired with deteriorated credit quality	6,547	14,132	—	—	—	20,679

Total ending loan balance	$639,716	$1,049,338	$167,811	$2,922	$—	$1,859,787

The March 31, 2017, ending allowance includes $9 in specific allowance for $10,293 of impaired loans ($9,377 net of government guarantees). At December 31, 2016, the Company had $12,568 of impaired loans ($10,567 net of government guarantees) with a specific allowance of $736 assigned.

Management believes that the allowance for loan losses was adequate as of March 31, 2017. However, future loan losses may exceed the levels provided for in the allowance for loan losses and could possibly result in additional charges to the provision for loan losses.

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

The following tables present the Company’s loan portfolio information by loan type and credit grade at March 31, 2017 and December 31, 2016:

Credit Quality Indicators

As of March 31, 2017

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$80,333	$—	$—	$—	$80,333
Residential 1-4 family	59,881	—	1,635	—	61,516
Owner-occupied commercial	450,629	—	17,667	—	468,296
Nonowner-occupied commercial	456,054	—	6,501	—	462,555

Total real estate loans	1,046,897	—	25,803	—	1,072,700
Construction
Multi-family residential	29,473	—	—	—	29,473
Residential 1-4 family	48,449	—	—	—	48,449
Commercial real estate	90,389	—	—	—	90,389
Commercial bare land and acquisition & development	10,398	—	—	—	10,398
Residential bare land and acquisition & development	9,069	—	613	—	9,682

Total construction loans	187,778	—	613	—	188,391
Commercial and other	635,775	—	14,782	—	650,557

Consumer	3,000	—	—	—	3,000

Totals	$1,873,450	$—	$41,198	$—	$1,914,648

Percentage of portfolio	97.85%	0.00%	2.15%	0.00%	100.00%

Credit Quality Indicators
As of December 31, 2016

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$74,340	$—	$—	$—	$74,340
Residential 1-4 family	58,286	—	3,262	—	61,548
Owner-occupied commercial	443,737	—	17,820	—	461,557
Nonowner-occupied commercial	445,283	—	6,610	—	451,893

Total real estate loans	1,021,646	—	27,692	—	1,049,338
Construction
Multi-family residential	22,252	—	—	—	22,252
Residential 1-4 family	43,532	—	—	—	43,532
Commercial real estate	76,301	—	—	—	76,301
Commercial bare land and acquisition & development	15,081	—	—	—	15,081
Residential bare land and acquisition & development	9,852	—	793	—	10,645

Total construction loans	167,018	—	793	—	167,811
Commercial and other	621,165	—	16,890	1,661	639,716

Consumer	2,922	—	—	—	2,922

Totals	$1,812,751	$—	$45,375	$1,661	$1,859,787

Percentage of portfolio	97.47%	0.00%	2.44%	0.09%	100.00%

At March 31, 2017 and December 31, 2016, the Company had $474, and $1,026, respectively, in unfunded commitments on its classified loans, which amounts are included in the calculation of our classified asset ratio.

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

The following tables present an aging analysis of past due and nonaccrual loans at March 31, 2017 and December 31, 2016:

Age Analysis of Loans Receivable

As of March 31, 2017

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$80,333	$80,333
Residential 1-4 family	59	—	—	153	212	60,254	60,466
Owner-occupied commercial	—	—	—	—	—	459,535	459,535
Nonowner-occupied commercial	536	—	—	575	1,111	458,311	459,422

Total real estate loans	595	—	—	728	1,323	1,058,433	1,059,756

Construction
Multi-family residential	—	—	—	—	—	29,473	29,473
Residential 1-4 family	—	—	—	—	—	48,449	48,449
Commercial real estate	—	—	—	—	—	90,389	90,389
Commercial bare land and acquisition & development	—	—	—	—	—	10,398	10,398
Residential bare land and acquisition & development	—	—	—	—	—	9,682	9,682

Total construction loans	—	—	—	—	—	188,391	188,391

Commercial and other	585	—	—	1,684	2,269	642,207	644,476

Consumer	3	—	—	—	3	2,997	3,000

Total	$1,183	$—	$—	$2,412	$3,595	$1,892,028	$1,895,623

Age Analysis of Loans Receivable As of December 31, 2016

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$74,340	$74,340
Residential 1-4 family	—	—	—	158	158	59,241	59,399
Owner-occupied commercial	—	—	—	—	—	452,748	452,748
Nonowner-occupied commercial	—	—	—	601	601	448,118	448,719

Total real estate loans	—	—	—	759	759	1,034,447	1,035,206

Construction
Multi-family residential	—	—	—	—	—	22,252	22,252
Residential 1-4 family	—	—	—	—	—	43,532	43,532
Commercial real estate	—	—	—	—	—	76,301	76,301
Commercial bare land and acquisition & development	—	—	—	—	—	15,081	15,081
Residential bare land and acquisition & development	—	—	—	—	—	10,645	10,645

Total construction loans	—	—	—	—	—	167,811	167,811

Commercial and other	363	366	—	2,794	3,523	629,646	633,169

Consumer	—	—	—	—	—	2,922	2,922

Total	$363	$366	$—	$3,553	$4,282	$1,834,826	$1,839,108

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

The following tables display an analysis of the Company’s impaired loans at March 31, 2017, and December 31, 2016:

Impaired Loan Analysis

As of March 31, 2017

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Total Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation
Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	153	298	451	472	646	1
Owner-occupied commercial	4,103	855	4,958	4,958	4,963	—
Nonowner-occupied commercial	2,091	—	2,091	2,153	2,100	—

Total real estate loans	6,347	1,153	7,500	7,583	7,709	1

Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—	—	—

Total construction loans	—	—	—	—	—	—

Commercial and other	2,281	512	2,793	3,274	3,692	8

Consumer	—	—	—	—	—	—

Total impaired loans	$8,628	$1,665	$10,293	$10,857	$11,401	$9

Impaired Loan Analysis

As of December 31, 2016

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Total Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation
Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	454	300	754	775	644	1
Owner-occupied commercial	4,106	865	4,971	4,971	1,804	2
Nonowner-occupied commercial	2,127	—	2,127	2,189	2,228	—

Total real estate loans	6,687	1,165	7,852	7,935	4,676	3

Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	37	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	320	—	320	320	1,556	—

Total construction loans	320	—	320	320	1,593	—

Commercial and other	2,255	2,141	4,396	4,767	3,518	733

Consumer	—	—	—	—	—	—

Total impaired loans	$9,262	$3,306	$12,568	$13,022	$9,787	$736

The impaired balances reported above are not adjusted for government guarantees of $916, and $2,001 at March 31, 2017 and December 31, 2016, respectively. The recorded investment in impaired loans, net of government guarantees, totaled $9,377 and $10,567 at March 31, 2017, and December 31, 2016, respectively.

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

The following table displays the Company’s TDRs by class at March 31, 2017 and December 31, 2016:

	Troubled Debt Restructurings as of
	March 31, 2017		December 31, 2016
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
Real estate
Multifamily residential	—	$—	—	$—
Residential 1-4 family	4	501	4	754
Owner-occupied commercial	4	5,418	4	5,447
Non owner-occupied commercial	6	2,091	6	2,127

Total real estate loans	14	8,010	14	8,328

Construction
Multifamily residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—

Commercial and other	15	2,352	16	2,901

Consumer	—	—	—	—

Total	29	$10,362	30	$11,229

The recorded investment in TDRs on nonaccrual status totaled $2,210, and $2,250 at March 31, 2017 and December 31, 2016, respectively. The Company’s policy is that loans placed on nonaccrual will typically remain on nonaccrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain. The Company’s policy generally refers to a minimum of six months of payment performance as sufficient to warrant a return to accrual status.

For the three months ended March 31, 2017, the Company restructured one loan into a TDR for which impairment was previously measured under the Company’s general loan loss allowance methodology.

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

Below is a table of the newly restructured loans identified in the three months ended March 31, 2017 and 2016.

Troubled Debt Restructurings Identified During
the three months ended March 31, 2017
	Rate Modification	Term Modification	Interest-only Modification	Combination Modification

Real estate
Multi-family residential	$—	$—	$—	$—
Residential 1-4 family	—	—	—	50
Owner-occupied commercial	—	—	—	—
Nonowner-occupied commercial	—	—	—	—

Total real estate loans	—	—	—	50

Construction
Multi-family residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—

Commercial and other	—	—

Consumer	—	—

Total	$—	$—	$—	$50

Troubled Debt Restructurings Identified During
the three months ended March 31, 2016
	Rate Modification	Term Modification	Interest-only Modification	Combination Modification

Real estate
Multi-family residential	$—	$—	$—	$—
Residential 1-4 family	—	—	—	—
Owner-occupied commercial	—	—	—	—
Nonowner-occupied commercial	—	—	—	—

Total real estate loans	—	—	—	—

Construction
Multi-family residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	1,838

Total construction loans	—	—	—	1,838

Commercial and other	—	—	397	701

Consumer	—	—	—	—

Total	$—	$—	$397	$2,539

Subsequent to a loan being classified as a TDR, a borrower may become unwilling or unable to abide by the terms of the modified agreement. In such cases of default, the Company takes appropriate action to recover principal and interest payments including the use of foreclosure proceedings. There were no TDRs that subsequently defaulted within the first twelve months of restructure during the periods ended March 31, 2017 and 2016.

At March 31, 2017 and December 31, 2016, the Company had no commitments to lend additional funds on loans restructured as TDRs.

NOTE 4 – DENTAL LOAN PORTFOLIO

Dental lending is not operated as a business segment, and dental loans are made in the normal course of commercial lending activities throughout the Company. However, to assist in understanding the concentrations and risks associated with the Company’s loan portfolio, the following Note has been included to provide additional information relating to the Company’s dental loan portfolio. At March 31, 2017 and December 31, 2016, loans to dental professionals totaled $382,867, and $377,478, respectively, and represented 20.00%, and 20.30% in principal amount of total outstanding loans, respectively. As of March 31, 2017 and December 31, 2016, dental loans were supported by government guarantees totaling $5,127 and $5,641, respectively. These guarantees represented 1.34%, and 1.49% in principal amount of the outstanding dental loan balances as of such respective dates. The Company defines a “dental loan” as a loan to dental professionals for the purpose of practice expansion, acquisition or other purpose supported by the cash flows of a dental practice.

Loan Classification

Major classifications of dental loans at March 31, 2017 and December 31, 2016, were as follows:

	March 31, 2017	December 31, 2016
Real estate secured loans:
Owner-occupied commercial	$62,511	$63,793
Other dental real estate loans	1,124	806

Total permanent real estate loans	63,635	64,599

Dental construction loans	5,937	4,109

Total real estate loans	69,572	68,708

Commercial loans	313,295	308,770

Gross loans	$382,867	$377,478

Market Area

The Bank’s principal “market area” is within the States of Oregon and Washington west of the Cascade Mountain Range. This area is serviced by branch locations in Eugene, Portland and the Puget Sound. The Company also makes national dental loans throughout the United States, and currently has dental loans in 46 states. National loan relationships are maintained and serviced by Bank personnel primarily located in Portland.

The following table summarizes the Company’s dental lending by borrower location:

	March 31, 2017	December 31, 2016
Local	$150,572	$150,268
National	232,295	227,210

Total	$382,867	$377,478

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

	Three months ended March 31,
	2017	2016
Balance, beginning of period	$4,713	$4,022
Reclassification	91	(150)
Charge-offs	(641)	—
Recoveries	8	12

Balance, end of period	$4,171	$3,884

Credit Quality

Please refer to Note 3 for additional information on the definitions of the credit quality indicators.

The following tables present the Company’s dental loan portfolio by market and credit grade at March 31, 2017 and December 31, 2016:

As of March 31, 2017

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Local	$149,161	$—	$1,411	$—	$150,572
National	230,708	—	1,587	—	232,295

Total	$379,869	$—	$2,998	$—	$382,867

As of December 31, 2016

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Local	$148,805	$—	$1,463	$—	$150,268
National	224,493	—	1,056	1,661	227,210

Total	$373,298	$—	$2,519	$1,661	$377,478

Past Due and Nonaccrual Loans

Please refer to Note 3 for additional information on the definitions of “past due.”

The following tables present an aged analysis of the dental loan portfolio by market, including nonaccrual loans, as of March 31, 2017 and December 31, 2016:

As of March 31, 2017

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Local	$585	$—	$—	$393	$978	$149,594	$150,572
National	—	—	—	591	591	231,704	232,295

Total	$585	$—	$—	$984	$1,569	$381,298	$382,867

As of December 31, 2016

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Local	$—	$—	$—	$407	$407	$149,861	$150,268
National	263	366	—	1,660	2,289	224,921	227,210

Total	$263	$366	$—	$2,067	$2,696	$374,782	$377,478

NOTE 5 – SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

The Company sells certain securities under agreements to repurchase with its customers. The agreements transacted with its customers are utilized as an overnight investment product. The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the consolidated balance sheets. The securities underlying these agreements are included in investment securities in the consolidated balance sheets. The Company has no control over the market value of the securities, which fluctuates due to market conditions. However, the Company is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price. The Company manages this risk by maintaining an unpledged securities portfolio that it believes is sufficient to cover a decline in the market value of the securities sold under agreements to repurchase. All securities sold under agreements to repurchase had a daily maturity date. See Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q for additional information regarding the securities sold under agreements to repurchase.

The following table presents information regarding securities sold under agreements to repurchase at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016

Balance at end of period	$2,812	$1,966
Average balance outstanding for the period	1,831	702
Maximum amount outstanding at any month end during the period	2,812	2,017
Weighted average interest rate for the period	0.08%	0.06%
Weighted average interest rate at period end	0.08%	0.08%

NOTE 6 – FEDERAL FUNDS AND OVERNIGHT FUNDS PURCHASED

The Company had unsecured federal funds borrowing lines with various correspondent banks totaling $154,000 at March 31, 2017, and $154,000 at December 31, 2016. The terms of the lines are subject to change with interest payable at the then stated rate. At March 31, 2017 and December 31, 2016, there were no borrowings outstanding on these lines.

The Company also had a secured overnight borrowing line available from the Federal Reserve Bank that totaled $83,634 and $80,784 at March 31, 2017 and December 31, 2016, respectively. The Federal Reserve Bank borrowing line is secured through the pledging of $142,801 and $143,679 at March 31, 2017 and December 31, 2016, respectively, of commercial loans under the Company’s Borrower-In-Custody program. At March 31, 2017 and December 31, 2016, there were no outstanding borrowings on this line. The terms of the lines are subject to change with interest payable at the then stated rate.

NOTE 7 – FEDERAL HOME LOAN BANK BORROWINGS

The Company has a borrowing limit with the Federal Home Loan Bank of Des Moines (“FHLB”) equal to 35% of total assets, subject to the value of discounted collateral pledged and stock holdings.

At March 31, 2017, the maximum borrowing line was $909,057; however, the FHLB borrowing line was limited by the discounted value of collateral pledged. At March 31, 2017, the Company had pledged $893,924 in real estate loans to the FHLB that had a discounted collateral value of $651,132. There was $182,000 borrowed on this line at March 31, 2017.

At December 31, 2016, the maximum borrowing line was $889,503; however, the FHLB borrowing line was limited by the discounted value of collateral pledged. At December 31, 2016, the Company had pledged $867,596 in real estate loans to the FHLB that had a discounted collateral value of $632,202. There was $65,000 borrowed on this line at December 31, 2016.

Below is a summary of outstanding FHLB borrowings by maturity.

	Current Rates	March 31, 2017
Cash management advance	NA	$177,000
2017	0%	—
2018	1.55%	3,000
2019	0%	—
2020	0%	—
2021	0%	—
Thereafter	3.85%	2,000

		$182,000

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

On September 6, 2016, the Company completed the acquisition of Foundation Bancorp, Inc. At that time, the Company assumed ownership of Foundation Statutory Trust I, which had previously issued $6,000 in aggregate liquidation amount of trust preferred securities. The interest rate on these trust preferred securities is a floating rate of three-month LIBOR plus 173 basis points. The Company also acquired $6,148 of junior subordinated debentures (the “Foundation Debentures”) issued to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. In accordance with current accounting guidance, the trust is not consolidated in the Company’s financial statements, but rather the Foundation Debentures are shown as a liability, and acquired at an acquisition date fair value of $3,013.

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

The following table identifies the compensation expense recorded and tax benefits received by the Company on its share-based compensation plans for the three months ended March 31, 2017, and 2016:

	Three months ended March 31,
	2017		2016
	Compensation Expense	Tax Benefit	Compensation Expense	Tax Benefit
Equity-based awards:
Employee RSUs	$397	$151	$384	$146
Liability-based awards:
Employee cash SARs	150	57	—	—

	$547	$208	$384	$146

The following table identifies stock options, employee stock SARs, and employee cash SARs exercised during the three months ended March 31, 2017 and 2016:

	Three months ended
	March 31, 2017
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	80,531	$16.49	$619	85,900	NA
Employee stock SARs	38,707	$16.55	350	8,126	NA
Employee cash SARs	27,341	$16.53	NA	NA	$143

	146,579		$969	94,026	$143

	Three months ended
	March 31, 2016
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	16,475	$12.73	$54	16,475	NA
Employee stock SARs	6,265	$11.86	4	995	NA
Employee cash SARs	3,822	$13.43	NA	NA	$9

	26,562		$58	17,470	$9

At March 31, 2017, the Company had estimated unrecognized compensation expense of approximately $2,621 for unvested RSUs. This amount is based on a historical forfeiture rate of 13.00% for all RSUs granted to employees. The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested RSUs was approximately 2.49 years as of March 31, 2017.

NOTE 10 – DERIVATIVE INSTRUMENTS

The Bank maintains two interest rate swaps with commercial banking customers tied to loans on the consolidated balance sheet. Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net interest rate risk exposure. As of March 31, 2017 and December 31, 2016, the Bank had non-hedge designated interest rate swaps with an aggregate notional amount of approximately $8,479 and $8,540, respectively, related to this program. The Bank does not require separately pledged collateral to secure its interest rate swaps with customers. However, it does make a practice of cross-collateralizing the interest rate swaps with collateral on the underlying loan. The Bank has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral totaling $250 consisting of cash held on deposit for the benefit of the counterparty against its obligations under these agreements as of March 31, 2017 and December 31, 2016.

The Bank entered into a swap with a third party to serve as a hedge to an equal amount of fixed rate loans. As of March 31, 2017 and December 31, 2016, the Bank had one swap designated a hedging instrument with a notional amount of $1,483 and $1,492 respectively, hedging a 10-year fixed rate note bearing interest at 5.71% and maturing August 2023. The notional amount does not represent direct credit exposure. Direct credit exposure is limited to the net difference between the calculated amount to be received and paid. As the Bank has designated the swap a fair value hedge, the underlying hedged loan is carried at fair value on the consolidated balance sheet and included in loans, net of deferred fees.

The following tables present quantitative information pertaining to the commercial loan related interest rate swaps as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Hedge- Designated	Not-Hedge- Designated	Hedge- Designated	Not-Hedge- Designated
Notional amount	$1,483	$8,479	$1,492	$8,540
Weighted average pay rate	5.71%	4.85%	5.71%	4.85%
Weighted average receive rate	3.91%	3.86%	3.54%	3.63%
Weighted average maturity in years	6.40	5.20	6.65	5.45

The following table presents the fair values of derivative instruments and their locations in the consolidated balance sheets as of March 31, 2017 and December 31, 2016:

		Asset Derivatives		Liability Derivatives
Derivative	Balance sheet location	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Cash flow hedge—trust preferred	Other assets or other payables	$—	$91	$—	$—
Interest rate swap designated as hedging instrument	Other assets or other payables	38	45	58	67
Interest rate swap not designated as hedging instrument	Other assets or other payables	30	14	30	14

		$68	$150	$88	$81

The following table presents the income statement impact of the derivative instruments for the three months ended March 31, 2017 and 2016:

		Three months ended
	Income statement	March 31,
Derivative	location	2017	2016
Interest rate swap designated as hedging instrument	Other noninterest income	$2	$5

		$2	$5

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

The following table presents the estimated fair values of the financial instruments at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$64,101	$64,101	$67,113	$67,113
Securities available-for-sale	472,166	472,166	470,996	470,996
Loans, net of deferred fees	1,912,608	1,886,083	1,857,767	1,837,673
Accrued interest receivable	6,647	6,647	7,017	7,017
Federal Home Loan Bank stock	10,324	10,324	5,423	5,423
Bank-owned life insurance	35,388	35,388	35,165	35,165
Interest rate swaps	68	68	150	150

Financial liabilities:
Deposits	$2,080,266	$2,079,260	$2,148,103	$2,147,056
Federal Home Loan Bank borrowings	182,000	182,021	65,000	65,043
Subordinated debenture	34,120	34,120	34,096	32,140
Junior subordinated debentures	11,350	7,239	11,311	6,972
Accrued interest payable	695	695	176	176
Interest rate swaps	88	88	81	81

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

The following table presents information about the level in the fair value hierarchy for the Company’s assets and liabilities not measured and carried at fair value as of March 31, 2017 and December 31, 2016:

	Carrying Amount	Fair Value at March 31, 2017
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$64,101	$64,101	$—	$—
Loans, net of deferred fees	1,912,608	—	—	1,886,083
Accrued interest receivable	6,647	6,647	—	—
Federal Home Loan Bank stock	10,324	10,324	—	—

Financial liabilities:
Deposits	$2,080,266	$1,902,746	$177,520	$—
Federal Home Loan Bank borrowings	182,000	—	182,021	—
Subordinated debentures	34,120	—	34,120	—
Junior subordinated debentures	11,350	—	7,239	—
Accrued interest payable	695	695	—	—

	Carrying Amount	Fair Value at December 31, 2016
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$67,113	$67,113	$—	$—
Loans	1,857,767	—	—	1,837,673
Accrued interest receivable	7,017	7,017	—	—
Federal Home Loan Bank stock	5,423	5,423	—	—
Bank-owned life insurance	35,165	35,165	—	—

Financial liabilities:
Deposits	$2,148,103	$1,969,220	$177,836	$—
Federal Home Loan Bank borrowings	65,000	—	65,043	—
Subordinated debentures	34,096	—	32,140	—
Junior subordinated debentures	11,311	—	6,972	—
Accrued interest payable	176	176	—	—

The tables below show assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	Carrying Value	Fair Value at March 31, 2017
		Level 1	Level 2	Level 3

Financial Assets
Available-for-sale securities
Obligations of U.S. government agencies	$25,632	$—	$25,632	$—
Obligations of states and political subdivisions	111,199	—	111,199	—
Agency mortgage-backed securities	292,444	—	292,444	—
Private-label mortgage-backed securities	1,787	—	472	1,315
SBA variable rate pools	41,104	—	41,104	—
Interest rate swaps	68	68	—	—

Total assets measured on a recurring basis	$472,234	$68	$470,851	$1,315

Financial Liabilities

Interest rate swap liabilities measured on a recurring basis	$88	$88	$—	$—

	Carrying Value	Fair Value at December 31, 2016
		Level 1	Level 2	Level 3

Available-for-sale securities
Obligations of U.S. government agencies	$25,620	$—	$25,620	$—
Obligations of states and political subdivisions	110,739	—	110,739	—
Agency mortgage-backed securities	290,036	—	290,036	—
Private-label mortgage-backed securities	1,937	—	569	1,368
SBA variable rate pools	42,664	—	42,664	—
Interest rate swaps	150	150	—	—

Total assets measured on a recurring basis	$471,146	$150	$469,628	$1,368

Financial Liabilities

Interest rate swap liabilities measured on a recurring basis	$81	$81	$—	$—

No transfers to or from Levels 1 and 2 occurred on assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2017 or during the year ended December 31, 2016.

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

The following table provides a reconciliation of private-label mortgage-backed securities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Beginning balance	$1,368	$1,586
Transfers into level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses
Included in earnings	(1)	—
Included in other comprehensive income	26	13
Paydowns	(78)	(78)
Purchases, issuances, sales and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—

Ending balance	$1,315	$1,521

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

There have been no significant changes in the valuation techniques during the periods reported.

The tables below show assets measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016:

	Carrying Value	Fair Value
March 31, 2017		Level 1	Level 2	Level 3

Loans measured for impairment (net of government guarantees and specific reserve)	$486	$—	$—	$486

	Carrying Value	Fair Value
December 31, 2016		Level 1	Level 2	Level 3

Other real estate owned	$10,936	$—	$—	$10,936

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total capital, Tier 1 capital, common equity Tier 1 to risk-weighted assets and Tier 1 capital to leverage assets. Management believes that, as of March 31, 2017, the Company and the Bank met all capital adequacy requirements to which they were subject.

As of March 31, 2017, and according to Federal Reserve and FDIC guidelines, the Bank was considered to be well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total capital, Tier 1 capital, common equity Tier 1 to risk-weighted assets and Tier 1 capital to leverage assets ratios as set forth in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2017:
Total capital (to risk weighted assets)
Bank:	$274,050	12.30%	$178,316	8.00%	$222,895	10.00%
Company:	$282,477	12.67%	NA		NA
Tier 1 capital (to risk weighted assets)
Bank:	$250,990	11.26%	$133,737	6.00%	$178,316	8.00%
Company:	$225,297	10.11%	NA		NA
Common Equity Tier 1 (to risk weighted assets)
Bank:	$250,990	11.26%	$100,303	4.50%	$144,882	6.50%
Company:	$212,061	9.51%	NA		NA
Tier 1 capital (to leverage assets)
Bank:	$250,990	10.01%	$100,266	4.00%	$111,448	5.00%
Company:	$225,297	8.99%	NA		NA

As of December 31, 2016:
Total capital (to risk weighted assets)
Bank:	$267,416	12.19%	$175,555	8.00%	$219,444	10.00%
Company:	$278,444	12.69%	NA		NA
Tier 1 capital (to risk weighted assets)
Bank:	$244,414	11.14%	$131,666	6.00%	$175,555	8.00%
Company:	$221,346	10.08%	NA		NA
Common Equity Tier 1 (to risk weighted assets)
Bank:	$244,414	11.14%	$98,750	4.50%	$142,638	6.50%
Company:	$208,873	9.52%	NA		NA
Tier 1 capital (to leverage assets)
Bank:	$244,414	9.96%	$98,181	4.00%	$122,726	5.00%
Company:	$221,346	9.01%	NA		NA

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Consolidated Financial Statements alone. The discussion should be read in conjunction with the consolidated financial statements and the notes included in this report. Please refer also to our Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in the Company’s 2016 Form 10-K. All dollar amounts, except share and per share data, are expressed in thousands of dollars.

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding projected results, the expected interest rate environment and its impact on our business, loan yields and expected prepayments, the adequacy of the allowance for loan losses, net interest margin, expectations regarding nonperforming assets, loan growth, earning asset mix, expected cash flows from the securities portfolio and merger related expense, expectations regarding the Company’s securities portfolio, the structure and volatility of the securities portfolio and the purchase and sale of securities, their value and yields, growth in core deposits and cost, capital levels, liquidity and dividends, expectations regarding certain large depositor relationships and the expected loss of certain large temporary deposits, the outcome of legal proceedings, loan rates and expectations regarding the impact and compression of the net interest margin, the impact of recent accounting pronouncements, management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this report, and our other reports filed with the SEC:

•	Local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets.

•	The local housing or real estate market could decline.

•	The risks presented by an economic recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations, and loan portfolio delinquency rates.

•	Our concentration in loans to dental professionals exposes us to the risks affecting dental practices in general.

•	Interest rate changes could significantly reduce net interest income and negatively affect funding sources.

•	Projected business increases following any future or pending strategic expansion or opening of new branches could be lower than expected.

•	Competition among financial institutions could increase significantly.

•	The goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings.

•	The reputation of the financial services industry could deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers.

•	The efficiencies we may expect to receive from any investments in personnel, acquisitions, and infrastructure may not be realized.

•	The level of nonperforming assets and charge-offs or changes in the estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements may increase.

•	Changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, executive compensation, and insurance) could have a material adverse effect on our business, financial condition and results of operations.

•	Acts of war or terrorism, or natural disasters, may adversely impact our business.

•	The timely development and acceptance of new banking products and services and perceived overall value of these products and services by users may adversely impact our ability to increase market share and control expenses.

•	Changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters, may impact the results of our operations.

•	The costs and effects of legal, regulatory and compliance developments, including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews, may adversely impact our ability to increase market share and control expenses, or may result in substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition.

•	The pending acquisition of the Company by Columbia Banking Systems, Inc. may not achieve the anticipated benefits and cost savings, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected, and regulatory approvals may not be received, make take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.

•	Our success at managing the risks involved in the foregoing items will have a significant impact on our results of operations and future prospects.

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in Part I, Item 1A “Risk Factors” in the Company’s 2016 Form 10-K and Part II, Item 1A, “Risk Factors” in this report and elsewhere in this report or in our other reports with the SEC, and include risks and uncertainties described or referred to in Part I, Item 1 “Business” under the captions “Competition” and “Supervision and Regulation” in the Company’s 2016 Form 10-K and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Please take into account that forward-looking statements speak only as of the date of this report. The Company does not undertake any obligation to publicly correct or update any forward-looking statement whether as a result of new information, future events or otherwise.

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

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2016 Form 10-K. Management believes that the following policies and those disclosed in the Notes to Consolidated Financial Statements in the Company’s 2016 Form 10-K should be considered critical under the SEC definition:

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

Goodwill and Intangible Assets

At March 31, 2017, the Company had $70,115 in goodwill and other intangible assets. In accordance with financial accounting standards, assets with indefinite lives are periodically tested for impairment. Management performs an impairment analysis of its goodwill and intangible assets with indefinite lives at least annually and has determined that there was no impairment as of December 31, 2016, the date the most recent analysis was performed.

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

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on simplifying the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities by reducing the number of consolidation models from four to two, among other changes. The ASU was effective for periods beginning after December 15, 2015. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU No. 2015-03 was effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. ASU No. 2015-03 should be applied on a retrospective basis. The adoption of ASU No. 2015-03 did not have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of ASU 2015-16 did not have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB issued this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements; however, the Company estimates a new lease asset and related lease liability to be small due to the minimal lease locations currently occupied by the Bank.

In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815); Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria (including those in paragraphs 815-20-35-14 through 35-18) continue to be met. ASU 2016-05 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of ASU 2015-16 did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815); Contingent Put and Call Options in Debt Instruments. The amendments in this Update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments in this Update clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The amendments are an improvement to GAAP because they eliminate diversity in practice in assessing embedded contingent call (put) options in debt instruments. ASU 2016-06 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of ASU 2015-16 did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No 2016-07, Investments – Equity Method and Joint Ventures (Topic 323); Simplifying the Transition to the Equity Method of Accounting. The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this Update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of ASU 2015-16 did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606); Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net). The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update do not change the core principle of the guidance. The amendments clarify the implementation guidance on principal versus agent considerations. When another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). When (or as) an entity that is a principal satisfies a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. When (or as) an entity that is an agent satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. ASU 2016-08 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU but does not expect the ASU to have a material impact on the Company’s consolidated financial statements; however, it is not expected to have a material impact.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718); Improvements to Employee Share-based Payment Accounting. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the specific changes associated with the Update include all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) being recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payment. The main purpose of this Update is to address the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements, but anticipates that the Update will not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323). This ASU amends the codification of SEC staff announcements made at recent Emerging Issues Task Force (EITF) meetings. The SEC guidance that specifically relates to our consolidated financial statements was from the September 2016 meeting, where the SEC staff expressed their expectations about the extent of disclosures registrants should make about the effects of the new FASB guidance as well as any amendments issued prior to adoption, on revenue (ASU 2014-09), leases (ASU 2016-02) and credit losses on financial instruments (ASU 2016-13) in accordance with SAB topic 11.M. Registrants are required to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in the future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, then additional qualitative disclosures should be considered. The ASU incorporates these SEC staff views into ASC 250 and adds reference to that guidance in the transition paragraphs of each of the three new standards. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

Financial Highlights

	For the three months ended
	March 31,
	2017	2016	$ Change
Net interest income	$24,180	$18,809	$5,371
Noninteret income	2,151	1,807	344

Operating revenue (1)	26,331	20,616	5,715
Provision for loan losses	900	245	655
Noninterest expense	15,464	12,007	3,457
Provision for income taxes	3,417	2,905	512

Net income	$6,550	$5,459	$1,091

Earnings per share
Basic	$0.29	$0.28	$0.01
Diluted	$0.29	$0.28	$0.01

Assets, period-end	$2,597,305	$1,965,705	$631,600
Gross loans, period-end	$1,914,648	$1,431,303	$483,345
Core deposits, period end (2)	$1,967,266	$1,633,941	$333,325
Deposits, period-end	$2,080,266	$1,696,588	$383,678

Return on average assets (3)	1.03%	1.12%
Return on average equity (3)	9.63%	9.92%
Return on average tangible equity (3) (4)	12.93%	12.35%

(1)	Operating revenue is defined as net interest income plus noninterest income.
(2)	Defined by the Company as demand, interest checking, money market, savings, and local nonpublic time deposits, including local nonpublic time deposits in excess of $250.
(3)	Amounts annualized.
(4)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions, see “Reconciliation of Non-GAAP Financial Information” below.

During the first quarter 2017, the Company earned $6,550, or $0.29 per diluted share, compared to $5,459, or $0.28 per diluted share, in first quarter 2016. The increase in net income is attributable to an increase in operating revenues, primarily net interest income, which was partially offset by an increase in the provision for loan losses and higher noninterest expense. First quarter 2017 results included the impact of acquisition expenses for Columbia Banking System, Inc.’s pending acquisition of the Company, which is expected to close during mid-year 2017. In third quarter 2016, the Company acquired Foundation Bancorp, Inc. of Bellevue, Washington, and that, combined with organic loan growth, were the primary drivers of increased operating revenues and noninterest expense in first quarter 2017 when compared to first quarter 2016. The increase in the provision for loan losses in first quarter 2017 over first quarter 2016 was primarily due to growth in outstanding loans as credit quality remained strong during the period.

During first quarter 2017, the Company continued to experience organic growth in outstanding loans. Outstanding gross loans at March 31, 2017, were $1,914,648, up $54,861 over December 31, 2016, outstanding loans. Annualized first quarter loan growth was 11.96% and represented an expansion in core lending segments, including real estate loans and commercial loans. Outstanding core deposits at March 31, 2017, were $1,967,266, which represented a decrease of $67,801, over core deposits at December 31, 2016. The reduction was partially due to a decrease in our large depositor totals, and partially due to the normal seasonal deposit fluctuations, which stay typically result in a flat or declining first half of the year, with growth in deposits typically being experienced in the second half of the year.

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

	March 31,	December 31,	March 31,
	2017	2016	2016
Total shareholders’ equity	$279,167	$273,755	$224,879
Subtract:
Goodwill	(61,401)	(61,401)	(40,027)
Core deposit intangible assets	(8,714)	(8,981)	(3,781)

Tangible shareholders’ equity (non-GAAP)	$209,052	$203,373	$181,071

Book value per share	$12.32	$12.11	$11.46
Tangible book value per share (non-GAAP)	$9.22	$8.99	$9.23

Year-to-date return on average equity	9.63%	8.23%	9.92%
Year-to-date return on average tangible equity (non-GAAP)	12.93%	10.50%	12.35%

Reconciliation of Adjusted Net Interest Income to Net Interest Income

	Three months ended
	March 31,	March 31,
	2017	2016
Tax equivalent net interest income (1)	$24,862	$19,324
Subtract
Century Bank accretion	—	38
Capital Pacific Bank accretion	152	371
Foundation Bank accretion	1,123	—
Prepayment penalties on loans	39	84
Prepayment penalties on brokered deposits	—	(61)

Total adjustments	1,314	432

Adjusted net interest income (non-GAAP)	$23,548	$18,892

Average earnings assets	$2,382,824	$1,820,554

Net interest margin	4.23%	4.27%
Core net interest margin (non-GAAP)	4.01%	4.17%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of $682 and $515 for the three months ended March 31, 2017, and March 31, 2016, respectively.

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

Net interest margin as a percentage of average earning assets for first quarter 2017 was 4.23%, a decrease of 4 basis points from the first quarter 2016. The decrease in the net interest margin was primarily due to an increase in the costs of interest bearing liabilities, which increased to 0.60% in first quarter 2017, compared to 0.41% in first quarter 2016. The increase was primarily due to the interest on the subordinated debenture note, which the Bank entered into in June 2016, and the increased costs of the junior subordinated debentures, including the junior subordinated debentures acquired in the Foundation Bancorp, Inc. acquisition, which closed in September 2016. See “Subordinated Debentures” and “Junior Subordinated Debentures” for additional information. The increase in debenture costs was partially offset by a reduction of FHLB borrowing costs, which decreased to 0.94% in first quarter 2017 from 1.56% in first quarter 2016. The reduction in rate was primarily tied to longer term advances which matured during the end of 2016 and beginning of 2017 which were moved into overnight borrowings. The Company experienced a slight increase in yield on earnings assets of 7 basis points, primarily tied to an increase in credit and interest rate accretion on purchased loans and other nonrecurring items, which totaled $1,314 and added 22 basis points to the net interest margin, compared to loan fair value accretion and other nonrecurring items of $432 in first quarter 2016 that added 10 basis points to the net interest margin in that prior period. In addition, new loans were booked at rates below the current portfolio yield, and are expected to place downward pressure on the net interest margin. However, the Company anticipates additional loan growth, which will grow net interest income while the margin is reduced.

The following table presents condensed balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates on interest-bearing liabilities, for the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016:

Table I

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Three months ended March 31, 2017			Three months ended March 31, 2016
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$41,077	$88	0.87%	$34,380	$45	0.53%
Federal Home Loan Bank stock	7,243	32	1.79%	4,058	28	2.78%
Securities available-for-sale:
Taxable	392,667	2,255	2.33%	307,122	1,689	2.21%
Tax-exempt(1)	77,197	778	4.09%	71,879	733	4.10%
Loans, net of deferred fees and allowance(2)
Taxable	1,780,501	22,658	5.16%	1,355,536	17,235	5.11%
Tax-exempt(3)	84,139	1,169	5.64%	47,579	738	6.24%

Total interest earning assets	2,382,824	26,981	4.59%	1,820,554	20,468	4.52%

Non earning assets
Cash and due from banks	28,899			25,012
Property and equipment	20,114			18,459
Goodwill and intangible assets	70,254			43,611
Interest receivable and other assets	68,241			48,776

Total non earning assets	187,508			135,858

Total assets	$2,570,332			$1,956,412

Interest-bearing liabilities
Money market and NOW accounts	$1,014,936	$(680)	-0.27%	$847,784	$(546)	-0.26%
Savings deposits	72,127	(96)	-0.54%	67,487	(20)	-0.12%
Time deposits - core (4)	65,050	(59)	-0.37%	73,605	(66)	-0.36%

Total interest-bearing core deposits	1,152,113	(835)	-0.29%	988,876	(632)	-0.26%

Time deposits - non-core	113,007	(362)	-1.30%	63,683	(265)	-1.67%

Interest-bearing repurchase agreements	1,831	—	0.00%	44	—	0.00%
Federal funds purchased	267	(1)	-1.52%	657	(2)	-1.22%
FHLB borrowings	110,394	(255)	-0.94%	48,665	(189)	-1.56%
Subordinated debenture	34,107	(570)	-6.78%	—	—	0.00%
Junior subordinated debenture	11,329	(97)	-3.47%	8,248	(56)	-2.73%

Total interest-bearing wholesale funding	270,935	(1,285)	-1.92%	121,297	(512)	-1.70%

Total interest-bearing liabilities	1,423,048	(2,120)	-0.60%	1,110,173	(1,144)	-0.41%

Noninterest-bearing liabilities
Demand deposits	864,486			617,672
Interest payable and other	7,026			7,142

Total noninterest liabilities	871,512			624,814

Total liabilities	2,294,560			1,734,987
Shareholders’ equity	275,772			221,425

Total liabilities and shareholders’ equity	$2,570,332			$1,956,412

Net interest income		$24,861			$19,324

Net interest margin(1)		4.23%			4.27%

(1)	Tax-exempt securities income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $273 and $256 for the three months ended March 31, 2017, and March 31, 2016, respectively. Net interest margin was positively impacted by 5 and 6 basis points for the three months ended March 31, 2017, and March 31, 2016, respectively.
(2)	Interest income includes recognized loan origination fees of $318 and $205 for the three months ended March 31, 2017, and March 31, 2016, respectively.
(3)	Tax-exempt loan income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $408 and $259 for the three months ended March 31, 2017, and March 31, 2016, respectively. Net interest margin was positively impacted by 7 and 6 basis points for the three months ended March 31, 2017, and March 31, 2016, respectively.
(4)	Core deposits include demand, interest checking, money market, savings, and local time deposits, including local nonpublic time deposits in excess of $250.

Table I shows that earning asset yields in first quarter 2017 were 4.59%, up 7 basis points from the 4.52% recorded in first quarter 2016. The Company experienced an increase in yield on the taxable loan portfolio of 5 basis points when compared to the prior period. The increase in the yield on securities reflected more recent purchases, which were longer in maturity, while still remaining within the Company’s internal policy limits.

The cost of interest-bearing liabilities increased by 19 basis points from 0.41% in first quarter 2016 compared to 0.60% in first quarter 2017. The increase in the cost of interest-bearing liabilities was primarily due to the issuance of the Notes in the second quarter 2016, which have a stated coupon rate of 5.875%. The rates paid on interest-bearing core deposits increased by 3 basis points, due to a change in the depositor composition of the core deposits.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended March 31, 2017, compared to the three months ended March 31, 2016.

Table II

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Three months ended March 31, 2017 Compared to three months ended March 31, 2016 Increase (decrease) due to
	Volume	Rate	Days	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$9	$35	$(1)	$43
Federal Home Loan Bank stock	22	(18)	—	4
Securities available-for-sale:
Taxable	467	114	(15)	566
Tax-exempt(1)	54	(2)	(7)	45
Loans, net of deferred fees and allowance
Taxable	5,358	209	(144)	5,423
Tax-exempt(2)	562	(126)	(5)	431

Total interest earning assets	6,472	212	(171)	6,513

Interest paid on:
Money market and NOW accounts	107	32	(5)	134
Savings deposits	1	75	—	76
Time deposits - core (3)	(8)	1	—	(7)

Total interest-bearing core deposits	100	108	(5)	203

Time deposits - noncore	204	(105)	(1)	98
Federal funds purchased	(1)	—	—	(1)
FHLB borrowings	238	(172)	—	66
Subordinated debenture	—	575	(5)	570
Junior subordinated debenture	21	21	(1)	41

Total interest-bearing wholesale funding	462	319	(7)	774

Total interest-bearing liabilities	562	427	(12)	977

Net interest income(1)	$5,910	$(215)	$(159)	$5,536

(1)	Tax-exempt securities income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $273 and $256 for the three months ended March 31, 2017, and March 31, 2016, respectively. Net interest margin was positively impacted by 5 and 6 basis points for the three months ended March 31, 2017, and March 31, 2016, respectively.
(2)	Tax-exempt loan income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $408 and $259 for the three months ended March 31, 2017, and March 31, 2016, respectively. Net interest margin was positively impacted by 7 and 6 basis points for the three months ended March 31, 2017, and March 31, 2016, respectively.
(3)	Core deposits include demand, interest checking, money market, savings, and local time deposits, including local nonpublic time deposits in excess of $250.

The first quarter 2017 rate/volume analysis shows that net interest income increased by $5,536 over first quarter 2016. Interest income increased $6,513, while interest expense increased $976. The increase in interest income was primarily due to higher volumes, which generated an additional $6,472 in interest income.

The increase in interest expense in first quarter 2017, when compared to first quarter 2016, was primarily due to an increase in the volume of core deposits. Higher volumes of interest-bearing core deposits increased interest expense.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the three months ended March 31, 2017, and 2016:

	Three months ended
	March 31,
	2017	2016
Balance, beginning of period	$22,454	$17,301
Provision charged to income	900	245
Loans charged against allowance	(791)	—
Recoveries credited to allowance	49	50

Balance, end of period	$22,612	$17,596

The Company recorded $900 in provision for loan losses during the first quarter 2017, which was primarily attributable to growth in the loan portfolio experienced during the quarter. The Company’s classified assets at March 31, 2017, were 20.17% of regulatory capital, compared to 23.51% and 20.96% of regulatory capital at December 31, 2016 and March 31, 2016, respectively.

For the three months ended March 31, 2017, the Company recorded net loan charge offs of $742 compared to net loan recoveries of $50 for the same period in 2016.

The allowance for loan losses for outstanding loans at March 31, 2017, was $22,612, or 1.18% of outstanding loans, compared to 1.21% and 1.23% of outstanding loans at December 31, 2016, and March 31, 2016, respectively. The allowance as a percentage of outstanding loans also included loans acquired through merger transactions, which were booked net of their credit related fair value adjustment and were only included in the allowance for loan losses to the extent their credit impairment exceeded the remaining credit related fair value discount. At March 31, 2017, the Company had a total of $7,101 of credit related fair value adjustment assigned to acquired loans. The balance of these acquired loans totaled $335,908, before the credit and interest rate fair value adjustments. When acquired loans with an assigned credit fair value mark are excluded from outstanding loans, the allowance for loan losses of $22,612 as a percentage of organic loans outstanding was 1.42% as of March 31, 2017. The allowance as a percentage of nonperforming loans, net of government guarantees, was 298.86% at March 31, 2017, compared to 236.88% and 666.01% at December 31, 2016, and March 31, 2016, respectively.

At March 31, 2017, $9,377 of loans (net of government guarantees) were classified as impaired. A specific allowance of $9 (included in the ending allowance at March 31, 2017) was assigned to these loans. That compares to impaired loans of $10,567 and a specific allowance assigned of $736 at December 31, 2016.

Total nonperforming assets, net of government guarantees, were $18,622, or 0.73% of total assets, at March 31, 2017, down $2,925 from December 31, 2016, as the Company continued to resolve problem loans and negotiated the sale of an OREO property during the quarter. At March 31, 2017, nonperforming assets consisted of $7,566 in nonaccrual loans (net of government guarantees), no loans were 90 days past due and still accruing interest, and there was $11,056 of OREO.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more, including purchased credit impaired loans that are on nonaccrual status or past due 90 days or more, and other real estate owned for the periods covered in this report:

Nonperforming Assets and Asset Quality Ratios

	March 31,	December 31,	March 31,
	2017	2016	2016
NONPERFORMING ASSETS
Nonaccrual loans
Real estate loans
Multi-family residential	$—	$—	$—
Residential 1-4 family	521	1,294	710
Owner-occupied commercial	1,563	1,605	2,309
Nonowner-occupied commercial	3,279	3,374	761

Total permanent real estate loans	5,363	6,273	3,780
Construction loans
Multi-family residential	—	—	—
Residential 1-4 family	—	—	53
Commercial real estate	—	—	—
Commercial bare land and acquisition & development	—	—	—
Residential bare land and acquisition & development	—	—	—

Total construction real estate loans	—	—	53

Total real estate loans	5,363	6,273	3,833
Commercial loans	4,494	5,560	1,529

Total nonaccrual loans	9,857	11,833	5,362
90-days past due and accruing interest	—	—	—
Total nonperforming loans	9,857	11,833	5,362
Nonperforming loans guaranteed by government	(2,291)	(2,354)	(2,720)

Net nonperforming loans	7,566	9,479	2,642
Other real estate owned	11,056	12,068	11,747

Total nonperforming assets, net of guaranteed loans	$18,622	$21,547	$14,389

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of total loans outstanding	1.18%	1.21%	1.23%
Allowance for loan losses as a percentage of total nonperforming loans, net of government guarantees	298.86%	236.88%	666.01%
Net loan charge offs (recovery) as a percentage of average loans, annualized	0.16%	-0.01%	-0.01%
Net nonperforming loans as a percentage of total loans	0.40%	0.51%	0.18%
Nonperforming assets as a percentage of total assets	0.72%	0.85%	0.73%
Consolidated classified asset ratio(1)	20.17%	23.51%	20.96%

(1)	Consolidated classified asset ratio is defined as the sum of all loan-related contingent liabilities and loans internally graded substandard or worse (net of government guarantees), adversely classified securities, and other real estate owned, divided by total consolidated Tier 1 capital plus the allowance for loan losses.

Other real estate owned at March 31, 2017, consisted of six properties. One of the properties, a commercial land development project valued at $9,839, comprised 88.99% of the total Other real estate owned category. The Company has been actively marketing this property; however, the location and nature of the commercial land development property make it susceptible to possible future valuation write-downs as it is appraised on an annual basis, or as facts or circumstances change.

Noninterest Income

	Noninterest Income Summary
	Three months ended
	March 31,	March 31,	Change
	2017	2016	$
Service charges on deposit accounts	$694	$693	$1
Bankcard income	300	290	10
Bank-owned life insurance income	222	146	76
Net gain on sale of investment securities	—	237	(237)
Impairment losses on investment securities (OTTI)	(1)	(17)	16
Other noninterest income	936	458	478

	$2,151	$1,807	$344

For the three months ended March 31, 2017, noninterest income was $2,151, up $344 or 19.04% from the same period last year. The increase in noninterest income through in first quarter 2017, when compared to the same period last year, was primarily due to a reduction in gains on sales of securities, which accounted for $237 of the year over year reduction. In addition, the Bank experienced an increase in other noninterest income of $478, primarily attributable to recoveries on acquired loans.

Noninterest Expense

	Noninterest Expense Summary
	Three months ended
	March 31,	March 31,	Change
	2017	2016	$
Salaries and employee benefits	$9,455	$7,559	$1,896
Property and equipment	1,328	1,115	213
Data processing	1,021	864	157
Legal and professional services	681	611	70
Business development	474	516	(42)
FDIC insurance assessment	349	288	61
Other real estate expense, net	118	10	108
Merger related expense	933	—	933
Other noninterest expense	1,105	1,044	61

	$15,464	$12,007	$3,457

For the three months ended March 31, 2017, noninterest expense was $15,464, an increase of $3,457 or 28.79% over the prior year. Merger expense related to Columbia Bancorp Inc.’s pending acquisition of the Company accounted for an increase in noninterest expense of $933. The largest increase in noninterest expense in the first quarter 2017, when compared to the same period last year, came from an increase in salaries and employee benefits expense of $1,896 or 25.08%. The increase was partially due to employees acquired through the acquisition of Foundation Bancorp, Inc. who became employees of the Bank following the closing of that transaction in third quarter 2016. In addition, the Bank saw an increase in equity based compensation as the liability based awards required additional accrual based on the increase in the Bank’s stock price during the quarter.

BALANCE SHEET

Loans

A summary of outstanding loans by market at March 31, 2017, December 31, 2016, and March 31, 2016, follows:

	Period Ended
	March 31,	December 31,	March 31,
	2017	2016	2016
Eugene market gross loans, period-end	$457,069	$442,556	$372,137
Portland market gross loans, period-end	781,859	747,037	684,025
Puget Sound market gross loans, period-end	400,283	405,843	144,524
National healthcare gross loans, period-end	275,437	264,351	230,617

Total gross loans, period-end	$1,914,648	$1,859,787	$1,431,303

The Bank recorded loan growth of $54,861 during the first quarter 2017, with growth occurring in three of the four primary markets. Loan growth was particularly strong in the Portland and national healthcare markets. Portland lending accelerated in first quarter 2017, increasing $34,822 from December 31, 2016. The Company’s overall loan growth during the first quarter 2017 occurred across several loan types, including owner-occupied commercial real estate; non-owner occupied commercial real estate; and commercial and industrial loans.

Outstanding loans to dental professionals, which are comprised of both local and national loans, at March 31, 2017, totaled $382,867, or 20.0% of the loan portfolio, compared to $377,478, or 20.30% of the loan portfolio, at December 31, 2016. The Company’s national dental loans increased by $5,085 from December 31, 2016 and were represented in 46 states by the end of the first quarter. In addition to national growth, the Company saw growth in the local dental market, with the portfolio growing $304 from year-end 2016, which was primarily due to a slowdown of prepayments and an increase in production in the Company’s Portland Market local lending. At March 31, 2017, $5,127, or 1.34% of the outstanding dental loans, were supported by government guarantees. Loans to dental professionals include loans for such purposes as starting up a practice, acquisition of a practice, equipment financing, owner-occupied facilities, and working capital. National dental loans are limited only to acquisition of a seasoned practice by experienced dental professionals, practice refinances and owner-occupied real estate loans. Additional data on the Company’s dental loan portfolio and the credit quality of this portfolio can be found in Note 4 of the Notes to Consolidated Financial Statements in this report.

In addition to loan growth in the dental industry, growth was also experienced in the non-dental healthcare field, which includes loans to physicians, veterinarians, optometrists, and medical specialists. This portfolio grew by $12,483 over year-end 2016 to $154,489 as of March 31, 2017. The Company saw expansion in veterinary practice acquisition financing and nursing/residential care facility owner-occupied real estate financing.

All loans to related parties were made in the ordinary course of business and on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the Company.

Detailed credit quality data on the entire loan portfolio can be found in Note 3 of the Notes to Consolidated Financial Statements in this report.

Securities

At March 31, 2017, the balance of securities available-for-sale was $472,166, up $1,170 over December 31, 2016. At March 31, 2017, the portfolio had an unrealized pre-tax loss of $3,082, compared to an unrealized pre-tax loss of $3,886, at December 31, 2016. The average life and duration of the portfolio at March 31, 2017, and December 31, 2016, was 4.8 years and 4.2 years, respectively. At March 31, 2017, $28,548 of the securities portfolio was pledged as collateral for public deposits in Oregon and Washington and for repurchase agreements.

The Company continued to structure the portfolio to provide consistent cash flow and reduce the market value volatility of the portfolio in a rising rate environment in light of the Company’s current liability sensitive position. The portfolio is structured to generate sufficient cash flow to allow reinvestment at higher rates should interest rates move up or to fund loan growth in future periods. In a stable rate environment, approximately $54,121 in cash flow from the securities portfolio is anticipated over the next twelve months. Going forward, purchases will be dependent upon core deposit growth, loan growth, and the Company’s interest rate risk position.

At March 31, 2017, $1,787, or 0.38% of the total securities portfolio, was composed of private-label mortgage-backed securities. Management booked OTTI on this portion of the portfolio totaling $270 on a cumulative basis. During first quarter 2017, management booked an additional $1 in OTTI on securities. Management reviews monthly all available information, including current and projected default rates and current and projected loss severities, related to the collectability of its potentially impaired investment securities to determine if an additional OTTI is required. Recognition of additional OTTI on the private-label mortgage-backed portion of the portfolio is possible in future quarters depending upon economic conditions, default rates on home mortgages, loss severities on foreclosed homes, unemployment levels, and home values.

In management’s opinion, the remaining securities in the portfolio in an unrealized loss position were considered only temporarily impaired at quarter-end. At March 31, 2017, the Company had no intent, nor was it more likely than not that it would be required, to sell its impaired securities before their recovery. The impairment was due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities resulted from current economic conditions. Although yields on these securities may be below market rates during the period, no loss of principal is expected at March 31, 2017.

Goodwill and Intangible Assets

At March 31, 2017, the Company had the following goodwill and core deposit intangibles (“CDI”) associated with prior bank acquisitions:

	March 31, 2017
	Foundation Bank	Capital Pacific Bank	Century Bank	Northwest Business Bank	Total
Goodwill	$21,374	$17,145	$851	$22,031	$61,401
CDI	2,946	5,426	342	—	8,714

	$24,320	$22,571	$1,193	$22,031	$70,115

The Company periodically tests goodwill for impairment. Management performs an impairment analysis of the intangible assets with indefinite lives at least annually, but more frequently if an impairment triggering event is deemed to have occurred. The last impairment test was performed at December 31, 2016, at which time no impairment was determined to exist.

The core deposit intangible for each of Foundation Bank and Capital Pacific Bank were determined to have an expected life of ten years, is being amortized over that period using the straight-line method and will be fully amortized in August 2026 and February 2025, respectively. The core deposit intangible for Century Bank was determined to have an expected life of seven years, is being amortized over that period using the straight-line method and will be fully amortized in January 2020.

Deposits

Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and nonpublic local time deposits, including nonpublic local time deposits in excess of $250, were $1,967,266 and represented 94.57% of total deposits at March 31, 2017. On a linked quarter basis, core deposits declined $67,801. The decline was partially attributable to a reduction in our large depositor totals, and the remainder was attributable to normal seasonal deposit fluctuations, which typically result in a flat or declining first half of the year, with growth in deposits typically being experienced in the second half of the year. A key component of core deposits is noninterest-bearing demand deposits, which totaled $832,363 and represented 42.31% of core deposits at March 31, 2017. The weighted average cost of core deposits, when factoring in non-interest bearing core deposits, for the first quarter 2017 was 0.15%.

A summary of outstanding core deposits and average core deposits by market and wholesale funding classified as non-core deposits at March 31, 2017, December 31, 2016, and March 31, 2016, follows:

	Period Ended
	March 31,	December 31,	March 31,
	2017	2016	2016
Eugene market core deposits, period-end(1)	$770,468	$815,674	$790,435
Portland market core deposits, period-end(1)	625,676	630,806	649,089
Puget Sound market core deposits, period-end(1)	571,122	588,587	194,417

Total core deposits, period-end(1)	1,967,266	2,035,067	1,633,941
Non-core deposits, period-end	113,000	113,036	62,647

Total deposits, period-end	$2,080,266	$2,148,103	$1,696,588

	Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016
Eugene market core deposits, average(1)	$806,369	$770,123	$799,583
Portland market core deposits, average(1)	630,962	644,037	615,929
Puget Sound market core deposits, average(1)	579,268	590,865	191,036

Total core deposits, average(1)	2,016,599	2,005,025	1,606,548
Non-core deposits, average	113,007	114,091	63,683

Total deposits, average	$2,129,606	$2,119,116	$1,670,231

(1)	Core deposits include all demand, savings, money market, interest checking accounts, plus all nonpublic local time deposits including local time deposits in excess of $250.

Other Deposits

The Company uses public and brokered deposits to provide short-term and long-term funding sources. The Company defines short-term as having a contractual maturity of less than one year. The Company uses brokered deposits to help mitigate interest rate risk in a rising rate environment.

Below is a schedule detailing public and brokered deposits by type, including weighted average rate and weighted average maturity.

Non-Core Deposit Summary

	March 31, 2017			March 31, 2016
	Balance	Weighted average rate	Weighted average maturity	Balance	Weighted average rate	Weighted average maturity
	(dollars in thousands)			(dollars in thousands)
<3 Months	$30,439	1.00%	57 Days	$30,300	0.54%	41 Days
3-6 Months	1,454	0.99%	180 Days	9	0.05%	149 Days
6-12 Months	3,227	0.87%	271 Days	226	0.41%	244 Days
>12 Months	77,880	1.29%	3.01 Years	32,112	1.65%	4.78 Years

	$113,000			$62,647

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

At March 31, 2017, the Company held $10,324 of stock in the FHLB of Des Moines. The FHLB stock is broken into two classes: membership and activity. The membership class is based on asset size and the Company is required to be a member of the FHLB. The amount of membership stock held at March 31, 2017 was $3,044 and is updated in first quarter of each year. The activity stock outstanding at March 31, 2017 totaled $7,280; however, it is subject to fluctuation on a daily basis based on outstanding borrowings. At March 31, 2017, membership stock paid dividends at 0.75% annually and activity stock paid dividends at 3.50% annually. Both classes of FHLB stock are included in the asset section of the Company’s balance sheet.

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

Junior Subordinated Debentures

On September 6, 2016, the Company completed the acquisition of Foundation Bancorp, Inc.. At that time, the Company assumed $6,148 of junior subordinated debentures (the “Foundation Debentures”), with a fair value on acquisition date of $3,013. The interest rate on the Foundation Debentures is a floating rate of three-month LIBOR plus 173 basis points. The $6,000 of the Foundation Debentures qualifies as Tier 1 capital under regulatory capital guidelines.

The Company had an additional $8,248 in junior subordinated debentures at March 31, 2017, which were issued in conjunction with the 2005 acquisition of Northwest Business Bank. These debentures had an interest rate of 6.265% that was fixed until January 2011, after which the rate changed to three-month LIBOR plus 135 basis points. On April 22, 2013, the Company entered into a cash flow hedge on $8,000 of the TPS, swapping the variable interest rate for a fixed rate of 2.73% for approximately seven years. In January 2017, the Company terminated the cash flow hedge associated with the swap and recognized a gain of $77. The $8,000 of the Northwest Business Bank junior subordinated debentures qualifies as Tier 1 capital under regulatory capital guidelines.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law which, among other things, limits the ability of certain bank holding companies to treat trust preferred security debt issuances, such as the Company’s junior subordinated debentures, as Tier 1 capital. Under final rules adopted by the Federal Reserve and the other U.S. Federal banking agencies, our trust preferred securities will remain as Tier 1 capital since total assets of the Company are less than $15 billion. Additional information regarding these final capital rules is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” of this report , Part I, Item 1, “Business-Supervision and Regulation – Capital Adequacy” of our 2016 Form 10-K, and in Part II, Item 1A “Risk Factors” of our 2016 Form 10-K under the heading “We operate in a highly regulated environment and the effects of recent and pending federal legislation or of changes in, or supervisory enforcement of, banking or other laws and regulations could adversely affect us.”

Additional information regarding the terms of the cash flow hedge is included in Note 10 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Capital Resources

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the issuance of new stock or other equity securities whether through stock offerings or through the exercise of equity awards. Capital formation allows the Company to grow assets and provides flexibility in times of adversity. Shareholders’ equity at March 31, 2017, was $279,167, up $5,412 from December 31, 2016. The increase in shareholders’ equity was primarily due to a reduction in the unrealized loss on the investment portion combined with retention of a portion of income earned during first quarter 2017.

The Federal Reserve and the FDIC have in place guidelines for risk-based capital requirements applicable to U.S. bank holding companies and banks. In July 2013, the Federal Reserve Board and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the Basel Committee’s current international regulatory capital accord (Basel III). These rules were effective January 1, 2015 and replaced the federal banking agencies’ general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. The rules establish more restrictive capital definitions, create additional categories and higher risk-weightings for certain asset classes and off-balance sheet exposures, higher leverage ratios and capital conservation buffers that will be added to the minimum capital requirements and must be met for banking organizations to avoid being subject to certain limitations on dividends and discretionary bonus payments to executive officers. The rules also implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. When fully phased in, the final rules will provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.50%; (b) a Tier 1 capital ratio of 6.00% (which is an increase from 4.00%); (c) a total capital ratio of 8.00%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4.00%. The new rules permit depository institution holding companies with less than $15 billion in total consolidated assets as of December 31, 2009, such as the Company, to include trust preferred securities in Tier 1 capital. Under the new rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.50% of total risk-weighted assets). The phase-in of the capital conservation buffer began January 1, 2016, and will be completed by January 1, 2019. The new rules also provide for various adjustments and deductions to the definitions of regulatory capital that phase in from January 1, 2014, to December 31, 2017. The new rules made it optional for banks and bank holding companies to include accumulated other comprehensive income in their calculations of Tier 1 capital. The Company’s accumulated other comprehensive income consists primarily of the unrealized gain or loss on the securities portfolio as a result of marking securities available-for-sale to market. The Company opted to exclude accumulated other comprehensive income from its calculation of Tier 1 capital. Overall, the new rules did not materially impact the Company’s reported capital ratios. The Company will continue to evaluate the impact of the rules as they are phased in over the next few years.

The Company’s common equity Tier 1 capital ratio, Tier 1 risk based capital ratio, total risk based capital ratio, and Tier 1 leverage capital ratio were 9.51%, 10.11%, 12.67% and 8.99%, respectively, at March 31, 2017, with all capital ratios for the

Company above the minimum regulatory designations and the Company’s internal capital policy thresholds. For additional information regarding the Company’s regulatory capital levels, see Note 12 in Notes to Consolidated Financial Statements in Part I, Item I of this report.

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

On January 26, 2017, the Board of Directors approved a regular first quarter cash dividend of $0.11 that was paid on February 23, 2017. Subsequent to the end of the first quarter 2017, on April 18, 2017, the Board of Directors approved a regular quarterly cash dividend to $0.11 per share payable to shareholders on May 25, 2017.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Company commits to extensions of credit and issues letters of credit. The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2017, the Company had $401,870 in commitments to extend credit, up from $352,361 at December 31, 2016.

Letters of credit written are conditional commitments issued by the Company to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At March 31, 2017, the Company had $2,810 in letters of credit and financial guarantees outstanding.

LIQUIDITY AND CASH FLOWS

Liquidity is the term used to define the Company’s ability to meet its financial commitments. The Company maintains sufficient liquidity to ensure funds are available for both lending needs and the withdrawal of deposit funds. The Company derives liquidity through core deposit growth, maturity of investment securities, and loan payments. Core deposits include demand, interest checking, money market, savings, and local time deposits, including local nonpublic time deposits in excess of $250. Additional liquidity and funding sources are provided through the sale of loans, sales of securities, access to national CD markets, and both secured and unsecured borrowings. The Company uses a number of measurements to monitor its liquidity position on a daily, weekly, and monthly basis, which includes its ability to meet both short-term and long-term obligations, and requires the Company to maintain a certain amount of liquidity on the asset side of its balance sheet. The Company also prepares projections of its liquidity position. In addition, the Company prepares a Liquidity Contingency Plan at least semi-annually that is strategic in nature and forward-looking to test the ability of the Company to fund a liquidity shortfall arising from various escalating events. The Liquidity Contingency Plan is presented and reviewed by the Company’s Asset and Liability Committee.

Core deposits at March 31, 2017, were $1,967,266 and represented 94.57% of total deposits. Core deposits at March 31, 2017, were down $67,801 over December 31, 2016. The Company experienced an increase in outstanding loans of $54,861 and a decrease in core deposits during the same time period. Organic loan growth was primarily through additional FHLB advances due to the reduction in core deposits. It is anticipated that core deposit growth and cash flows from the securities portfolio will provide sufficient funding for any potential loan growth experienced through the close of the pending acquisition. The securities portfolio represented 18.18% of total assets at March 31, 2017. At March 31, 2017, $28,548 of the securities portfolio was pledged to support public deposits and repurchase agreements, leaving $443,618 of the securities portfolio unencumbered and available-for-sale. In addition, at March 31, 2017, the Company had $22,642 of government guaranteed loans that could be sold in the secondary market to support the Company’s liquidity position.

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

At March 31, 2017, the Company had secured borrowing lines with the FHLB of Des Moines and the FRB, along with unsecured borrowing lines with various correspondent banks, totaling $888,766. The Company’s secured lines with the FHLB and FRB were limited by the amount of collateral pledged. At March 31, 2017, the Company had pledged $651,132 in discounted collateral value in commercial real estate loans, first and second lien single-family residential loans, multi-family loans, and securities to the FHLB. Additionally, certain commercial and commercial real estate loans with a discounted value of $83,634 were pledged to the FRB under the Company’s Borrower-In-Custody program. The Company’s unsecured correspondent bank lines totaled $154,000. At March 31, 2017, the Company had $182,000 in borrowings outstanding from the FHLB, no borrowings outstanding with the FRB, and not borrowings on its overnight correspondent bank lines, leaving a total of $706,766 available on its secured and unsecured borrowing lines as of such date.

Net cash provided by operating activities was $10,209 during the first three months of 2017. During the same period, cash of $61,261 was used in investing activities, consisting principally of a net loan principal increase of $55,603 and net purchases of securities of $1,654. Cash provided by financing activities during the first three months of 2017 was $48,040 and primarily consisted of an increase in deposits, which was partially offset by a reduction in borrowings and cash dividends paid to shareholders. Additional information on the Company’s cash flows can be reviewed in the Consolidated Statement of Cash Flows in Part I, Item I of this report.

ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s exposure to market risk. Readers are referred to the Company’s 2016 Form 10-K, for additional information.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended March 31, 2017, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On August 28, 2014, the court-appointed bankruptcy trustee for Berjac of Oregon filed an adversary complaint (“Trustee’s Lawsuit”) in the U.S. Bankruptcy Court for the District of Oregon alleging that PCC, PCB, Umpqua Bank, Century Bank and Summit Bank provided lines of credit that enabled continuation of the alleged Ponzi scheme operated by Berjac of Oregon and the two partners of the pre-existing Berjac general partnerships, Michael Holcomb and Gary Holcomb. The Company acquired Century Bank on February 1, 2013. The Trustee’s Lawsuit was transferred from the U.S. Bankruptcy Court to the U.S. District Court for the District of Oregon (Eugene Division), where it is currently pending.

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

On November 16, 2015, the U.S. District Court judge stayed all deadlines in the Trustee’s Lawsuit and all parties were ordered to participate in a judicial settlement conference. The judicial settlement conference sessions were held on February 18, 2016 and April 20, 2016. At the April 20, 2016, settlement conference, PCB reached a tentative settlement of the Class Action and the Trustee’s Lawsuit. Per the December 2, 2016 Trustee’s Motion and Notice of Intent to Settle and Compromise Adversary Proceeding (“Motion”), and subsequently ordered by District Court Judge Aiken on December 6, the settlement and compromise between PCB and the Trustee was to be deemed effective without further order within 23 days unless a written objection to the Trustee’s Motion was filed and served on the Trustee. No written objection was filed, and PCB is informed that no written objection was served on the Trustee. Accordingly, final approval of the settlement of the Trustee’s Action was effective December 29, 2016. The state Circuit Court gave final approval of the settlement of the Class Action at a hearing on January 6, 2017. In April 2017, PCB remitted the settlement funds to the plaintiffs’ representatives, and the matter was concluded. The settlement is not expected to have a material adverse effect on PCC’s financial condition.

We may from time to time be involved in claims, proceedings and litigation arising from our business and property ownership. Based on currently available information, the Company does not expect that the results of such proceedings, including the above-described proceeding, in the aggregate, to have a material adverse effect on our financial condition.

ITEM 1A	Risk Factors

For a discussion of risk factors relating to our business, please refer to Item 1A of Part I of our 2016 Form 10-K, which is incorporated by reference herein, in addition to the following information:

Industry Factors

Fluctuating interest rates could adversely affect our profitability.

As is the case with many banks, our profitability is dependent to a large extent upon our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect, and has in past years, impacted, our net interest margin, and, in turn, our profitability. This impact could result in a decrease in our interest income relative to interest expense. Increases in interest rates may also adversely impact the value of our securities investment portfolio. At March 31, 2017, our balance sheet was liability sensitive, and an increase in interest rates could cause our net interest margin and our net interest income to decline. Since the financial crisis of 2008, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the Federal Reserve has pursued highly accommodative monetary policies (including a very low Federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities) in an effort to facilitate growth in the U.S. economy and a reduction in levels of unemployment. This environment has placed downward pressure on the net interest margins of U.S. banks, including the Bank. In December 2015, the Federal Reserve raised the target range for the federal funds rate from  1⁄4 to  1⁄2 percent. The Federal Reserve further indicated future policy actions to normalize interest rates will depend upon progress towards its objectives of maximum employment and two percent inflation, although the stance of monetary policy remains accommodative, and, even after employment and inflation are near its objectives, economic conditions may warrant for some time keeping the target federal funds rate below longer-term normal levels. The Federal Reserve also indicated that it intended to continue its policy of holding longer-term agency and Treasury securities at sizeable levels to help maintain accommodative financial conditions. In September 2016, the Federal Reserve decided to keep the target range for the federal funds rate at  1⁄4 to  1⁄2 percent, noting that, while the case for an increase in the federal funds rate has strengthened, it decided to wait for further evidence of continued progress towards its objectives. In March 2017, the Federal Reserve raised the target range for the federal funds rate from  3⁄4 to 1 percent. The degree to which the Federal Reserve will continue its accommodative monetary policies, and the timing of any easing of those policies, will depend upon the Federal Reserve’s judgments regarding labor market conditions and the overall economic outlook, and are, therefore, subject to continuing uncertainty.

Company Factors

We have a significant concentration in loans to dental professionals, and loan concentrations within one industry may create additional risk.

Bank regulatory authorities and investors generally view significant loan concentrations within any particular industry as carrying higher inherent risk than a loan portfolio without any significant concentration in one industry. We have a significant concentration of loans to dental professionals which represented 20.00% in principal amount of our total loan portfolio at March 31, 2017 (see Note 4 in the Notes to Consolidated Financial Statements included in this Form 10-Q). While we apply credit practices which we believe to be prudent to these loans as well as all the other loans in our portfolio, due to our concentration in dental lending, we are exposed to the general risks of industry concentration, which include adverse market factors impacting that industry alone or disproportionately to other industries. In addition, bank regulatory authorities may in the future require us to limit additional lending in the dental industry if they have concerns that our concentration in that industry creates significant risks, which in turn could limit our ability to pursue new loans in an area where we believe we currently have a competitive advantage.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At March 31, 2017, our nonperforming loans (which include all nonaccrual loans, net of government guarantees) were 0.40% of the loan portfolio. At March 31, 2017, our nonperforming assets (which include foreclosed real estate) were 0.72% of total assets. Nonperforming loans and assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur losses relating to nonperforming assets. We generally do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, less estimated selling expenses, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. Any significant future increase in nonperforming assets could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

ITEM 3	Defaults upon Senior Securities

None

ITEM 4	Mine Safety Disclosures

Not applicable

ITEM 5	Other Information

None

ITEM 6	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of the Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of the Registrant

32*	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C Section 1350

101	The following financial information from Pacific Continental Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, is formatted in XBRL; (i) the unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income , (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CONTINENTAL CORPORATION
(Registrant)

Dated	May 9, 2017	/s/ Roger Busse

Roger Busse
President and Chief Executive Officer
(Duly Authorized Officer; Principal Executive Officer)

Dated	May 9, 2017	/s/ Richard R. Sawyer

Richard R. Sawyer
Executive Vice President and Chief Financial Officer (Duly Authorized Officer; Principal Financial and Accounting Officer)