Form 10-Q
period 2017-06-30
PACIFIC CONTINENTAL CORP
filed 2017-08-09
CIK 1084717

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2017.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

COMMISSION FILE NUMBER: 0-30106

PACIFIC CONTINENTAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

OREGON	93-1269184
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No)

111 West 7th Avenue Eugene, Oregon	97401
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock outstanding as of July 31, 2017 was 22,772,400.

PACIFIC CONTINENTAL CORPORATION

FORM 10-Q

QUARTERLY REPORT

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

Pacific Continental Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$30,506	$30,154
Interest-bearing deposits with banks	45,047	36,959

Total cash and cash equivalents	75,553	67,113

Securities available-for-sale	470,004	470,996
Loans, net of deferred fees	1,921,334	1,857,767
Allowance for loan losses	(23,451)	(22,454)

Net loans	1,897,883	1,835,313
Interest receivable	6,859	7,107
Federal Home Loan Bank stock	9,804	5,423
Property and equipment, net of accumulated depreciation	19,675	20,208
Goodwill and intangible assets	69,848	70,382
Deferred tax asset	11,678	12,722
Other real estate owned	10,160	12,068
Bank-owned life insurance	35,614	35,165
Other assets	4,656	4,940

Total assets	$2,611,734	$2,541,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$886,556	$858,996
Savings and interest-bearing checking	1,059,172	1,110,224
Core time deposits	60,840	65,847

Total core deposits	2,006,568	2,035,067

Other deposits	98,733	113,036

Total deposits	2,105,301	2,148,103
Securities sold under agreements to repurchase	2,146	1,966
Federal Home Loan Bank borrowings	169,000	65,000
Subordinated debentures	34,143	34,096
Junior subordinated debentures	11,389	11,311
Accrued interest and other payables	5,625	7,206

Total liabilities	2,327,604	2,267,682

Shareholders’ equity
Common stock, no par value, shares authorized: 50,000,000; shares issued and outstanding: 22,772,376 at June 30, 2017, and 22,611,535 at December 31, 2016	205,647	205,584
Retained earnings	79,166	70,486
Accumulated other comprehensive (loss)	(683)	(2,315)

	284,130	273,755

Total liabilities and shareholders’ equity	$2,611,734	$2,541,437

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest and dividend income
Loans	$23,947	$17,951	$47,365	$35,665
Taxable securities	2,285	1,838	4,572	3,555
Tax-exempt securities	506	476	1,011	952
Interest-bearing deposits with banks	98	19	186	64

	26,836	20,284	53,134	40,236

Interest expense
Deposits	1,184	797	2,381	1,694
Federal Home Loan Bank borrowings	553	282	807	471
Subordinated debentures	575	—	1,145	—
Junior subordinated debentures	91	56	188	113
Federal funds purchased	—	2	1	4

	2,403	1,137	4,522	2,282

Net interest income	24,433	19,147	48,612	37,954

Provision for loan losses	2,475	1,950	3,375	2,195

Net interest income after provision for loan losses	21,958	17,197	45,237	35,759

Noninterest income
Service charges on deposit accounts	738	688	1,433	1,381
Bankcard income	330	294	630	585
Bank-owned life insurance income	226	145	448	291
Net gain on sale of investment securities	—	71	—	309
Impairment losses on investment securities (OTTI)	—	—	(1)	(17)
Other noninterest income	1,216	549	2,152	1,008

	2,510	1,747	4,662	3,557

Noninterest expense
Salaries and employee benefits	8,821	8,005	18,276	15,564
Property and equipment	1,278	1,087	2,606	2,202
Data processing	1,053	893	2,074	1,758
Legal and professional services	533	1,140	1,213	1,752
Business development	506	516	980	1,032
FDIC insurance assessment	343	286	692	574
Other real estate income, net	(146)	(113)	(28)	(103)
Merger related expense	320	1,978	1,253	1,978
Other noninterest expense	1,286	1,140	2,392	2,183

	13,994	14,932	29,458	26,940

Income before provision for income taxes	10,474	4,012	20,441	12,376
Provision for income taxes	3,347	1,406	6,764	4,311

Net income	$7,127	$2,606	$13,677	$8,065

Earnings per share
Basic	$0.31	$0.13	$0.60	$0.41

Diluted	$0.31	$0.13	$0.60	$0.41

Weighted average shares outstanding
Basic	22,729,953	19,697,314	22,692,134	19,652,231
Common stock equivalents attributable to stock-based awards	167,902	171,653	162,829	153,667

Diluted	22,897,855	19,868,967	22,854,963	19,805,898

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$7,127	$2,606	$13,677	$8,065

Other comprehensive income:
Available-for-sale securities:
Unrealized gain arising during the period	1,964	2,856	2,766	7,327
Reclassification adjustment for gains realized in net income	—	(71)	—	(309)
Other than temporary impairment	—	—	1	17
Income tax effects	(766)	(1,086)	(1,079)	(2,744)
Derivative agreements—cash flow hedge
Unrealized loss arising during the period	—	(921)	(14)	(1,103)
Reclassification adjustment for gains realized in net income	—	—	35	—
Income tax effects	—	359	(77)	430

Total other comprehensive income, net of tax	1,198	1,137	1,632	3,618

Total comprehensive income	$8,325	$3,743	$15,309	$11,683

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share, and per share amounts)

(Unaudited)

	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance, December 31, 2015	19,604,182	$156,099	$59,693	$2,699	$218,491

Net income			19,776		19,776
Other comprehensive loss, net of tax				(5,014)	(5,014)

Comprehensive income					14,762

Stock issuance and related tax benefit	153,991	734			734
Stock issued through acquisition	2,853,362	47,794			47,794
Share-based compensation expense		1,853			1,853
Vested employee RSUs and SARs surrendered to cover tax consequences		(896)			(896)
Cash dividends ($0.44 per share)			(8,983)		(8,983)

Balance, December 31, 2016	22,611,535	$205,584	$70,486	$(2,315)	$273,755

Net income			13,677		13,677
Other comprehensive income, net of tax				1,632	1,632

Comprehensive income					15,309

Stock issuance	160,841	861			861
Share-based compensation expense		727			727
Vested employee RSUs and SARs surrendered to cover tax consequences		(1,525)			(1,525)
Cash dividends ($0.22 per share)			(4,997)		(4,997)

Balance, June 30, 2017	22,772,376	$205,647	$79,166	$(683)	$284,130

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$13,677	$8,065
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, net of accretion	3,967	3,118
Deferred income taxes	(1)	3
Bank-owned life insurance income	(448)	(291)
Share-based compensation	877	1,030
Provision for loan losses	3,375	2,195
Gain on sale of investment securities	—	(309)
Valuation adjustment on foreclosed assets	—	9
Gain on sale of foreclosed assets	(175)	(173)
Other than temporary impairment on investment securities	1	17
Change in:
Interest receivable	248	(613)
Deferred loan fees	(62)	422
Accrued interest payable and other liabilities	(1,606)	(3,461)
Other assets	192	(558)

Net cash provided by operating activities	20,045	9,454

Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale investment securities	26,471	69,976
Purchase of available-for-sale investment securities	(25,308)	(94,611)
Net loan principal originations	(66,066)	(81,466)
Proceeds from sale of foreclosed assets	2,266	808
Net purchase of property and equipment	(304)	(1,615)
(Purchase) Redemption of Federal Home Loan Bank stock	(4,381)	(3,143)

Net cash used by investing activities	(67,322)	(110,051)

Cash flows from financing activities:
Change in deposits	(42,802)	3,039
Change in repurchase agreements	180	958
Change in Federal Home Loan Bank short-term borrowings	104,000	74,000
Proceeds from stock options exercised	861	354
Excess tax benefit from stock options exercised	—	38
Proceeds from subordinated debenture issuance	—	34,092
Dividends paid	(4,997)	(4,327)
Vested employee RSUs and SARs surrendered to cover tax consequences	(1,525)	(843)

Net cash provided by financing activities	55,717	107,311

Net change in cash and cash equivalents	8,440	6,714
Cash and cash equivalents, beginning of period	67,113	36,675

Cash and cash equivalents, end of period	$75,553	$43,389

Supplemental information:
Noncash investing and financing activities:
Transfer of loans to other real estate owned	$183	$1,005
Change in fair value of securities, net of deferred income taxes	$1,688	$4,291
Change in fair value of cash flow hedge, net of deferred income taxes	$—	$(673)

Cash paid during the period for:
Income taxes	$6,507	$6,417
Interest	$4,567	$2,340

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

A complete set of Notes to the Consolidated Financial Statements is a part of the Company’s 2016 Form 10-K, as amended. The notes below are included due to material changes in the consolidated financial statements or to provide the reader with additional information not otherwise available. In preparing these consolidated financial statements, the Company has evaluated subsequent events and transactions for potential recognition or disclosure in the consolidated financial statements. All dollar amounts in the following notes are expressed in thousands, except share and per share amounts or where otherwise indicated.

January 9, 2017, Pacific Continental Corporation entered into a definitive agreement to merge with Columbia Banking System, Inc., headquartered in Tacoma, Washington. Upon completion of the merger, the combined company will operate under the Columbia Bank name and brand. The agreement was approved by the Board of Directors of each company. Closing of the transaction, which is expected to occur in third quarter 2017 is contingent on receipt of necessary regulatory approvals, along with satisfaction of other customary closing conditions.

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

The accompanying consolidated financial statements have been prepared by the Company without audit and in conformity with generally accepted accounting principles in the United States of America for interim financial information. The consolidated financial statements include all adjustments and normal accruals, which the Company considers necessary for a fair presentation of the results of operations for such interim periods. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, as of the date of the balance sheets and income and expenses for the periods. Material estimates particularly susceptible to material change include allowance for loan losses, goodwill and intangibles and other real estate owned are particularly susceptible to change, and actual results could differ from those estimates.

The balance sheet data as of December 31, 2016, was derived from audited consolidated financial statements, but does not include all disclosures contained in the Company’s 2016 Form 10-K. The interim consolidated financial statements should be read in conjunction with the December 31, 2016, consolidated financial statements, including the notes thereto, included in the Company’s 2016 Form 10-K.

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair values of securities available-for-sale at June 30, 2017, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Percentage of Portfolio
Unrealized Loss Positions
Private-label mortgage-backed securities	$34	$—	$—	$34	0.01%
Mortgage-backed securities	231,625	—	(4,263)	227,362	48.37%
SBA pools	21,506	—	(337)	21,169	4.50%
Obligations of U.S. government agencies	3,996	—	(26)	3,970	0.84%
Obligations of states and political subdivisions	29,814	—	(576)	29,238	6.22%

	$286,975	$—	$(5,202)	$281,773	59.95%

Unrealized Gain Positions
Obligations of U.S. government agencies	$21,279	$444	$—	$21,723	4.62%
Obligations of states and political subdivisions	79,385	2,592	—	81,977	17.44%
Private-label mortgage-backed securities	1,439	186	—	1,625	0.35%
Mortgage-backed securities	63,930	662	—	64,592	13.74%
SBA pools	18,116	198	—	18,314	3.90%

	$184,149	$4,082	$—	$188,231	40.05%

	$471,124	$4,082	$(5,202)	$470,004	100.00%

At June 30, 2017, the Bank held 474 investment securities, of which 170 were in unrealized loss positions. Unrealized losses existed on certain securities classified as obligations of U.S. government agencies, private-label mortgage-backed securities, mortgage-backed securities, SBA pools and obligations of states and political subdivisions. The unrealized losses on all securities are deemed to be temporary, as these securities retain strong credit ratings, continue to perform adequately, and are backed by various government sponsored enterprises. These decreases in fair value are associated with the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities has resulted from changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2017.

The following table presents a summary of securities in a continuous unrealized loss position at June 30, 2017:

	Securities in Continuous Unrealized Loss Position for Less Than 12 Months	Gross Unrealized Loss on Securities in Loss Position for Less Than 12 Months	Securities in Continuous Unrealized Loss Position for 12 Months or Longer	Gross Unrealized Loss on Securities in Loss Position for 12 Months or Longer
Obligations of U.S. government agencies	$3,970	$(26)	$—	$—
Obligations of states and political subdivisions	29,238	(576)	—	—
Private-label mortgage-backed securities	34	—	—	—
Mortgage-backed securities	222,179	(4,181)	5,183	(82)
SBA pools	17,391	(304)	3,778	(33)

	$272,812	$(5,087)	$8,961	$(115)

On a monthly basis, management reviews all private-label mortgage-backed securities for the presence of other than temporary impairment (“OTTI”). During the three months ended June 30, 2017, no additional OTTI was booked. The Bank recorded $1 and $17 of OTTI during the six months ended June 30, 2017 and 2016, respectively, with no additional OTTI booked during the three months ended June 30, 2017, and 2016, respectively. Management’s evaluation included the use of independently-generated third-party credit surveillance reports that analyze the loans underlying each security. These reports include estimates of default rates and severities, life collateral loss rates and static voluntary prepayment assumptions to generate estimated cash flows at the individual security level. Additionally, management considered factors such as downgraded credit ratings, severity and duration of the impairments, the stability of the issuers and any discounts paid when the securities were purchased. Management has considered all available information related to the collectability of the impaired investment securities and believes that the estimated credit loss is appropriate.

Following is a tabular roll-forward of the aggregate amount of credit-related OTTI at the beginning and end of the periods presented along with the amounts recognized in earnings during the three months and six months ended June 30, 2017, and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Balance, beginning of period:	$271	$266	$270	$249
Additions:
Initial OTTI credit loss	—	—	1	17

Balance, end of period:	$271	$266	$271	$266

At June 30, 2017, nine of the Company’s private-label mortgage-backed securities, with aggregate amortized cost of $1,147 were classified as substandard as their underlying credit was considered impaired. At December 31, 2016, nine securities with an aggregate amortized cost of $1,338 were classified as substandard.

At June 30, 2017, and December 31, 2016, the projected average life of the securities portfolio was 4.56 years and 4.94 years, respectively.

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2016, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Percentage of Portfolio
Unrealized Loss Positions
Obligations of U.S. government agencies	$3,995	$—	$(49)	$3,946	0.84%
Obligations of states and political subdivisions	41,016	—	(1,279)	39,737	8.44%
Private-label mortgage-backed securities	241	—	(23)	218	0.05%
Mortgage-backed securities	221,835	—	(5,362)	216,473	45.96%
SBA pools	26,758	—	(493)	26,265	5.58%

	$293,845	$—	$(7,206)	$286,639	60.86%

Unrealized Gain Positions
Obligations of U.S. government agencies	$21,290	$384	$—	$21,674	4.60%
Obligations of states and political subdivisions	69,148	1,854	—	71,002	15.07%
Private-label mortgage-backed securities	1,566	153	—	1,719	0.36%
Mortgage-backed securities	72,752	811	—	73,563	15.62%
SBA pools	16,281	118	—	16,399	3.48%

	$181,037	$3,320	$—	$184,357	39.14%

	$474,882	$3,320	$(7,206)	$470,996	100.00%

At December 31, 2016, the Bank held 485 investment securities, of which 179 were in unrealized loss positions. The following table presents a summary of securities in a continuous unrealized loss position at December 31, 2016:

	Securities in Continuous Unrealized Loss Position for Less Than 12 Months	Gross Unrealized Loss on Securities in Loss Position for Less Than 12 Months	Securities in Continuous Unrealized Loss Position for 12 Months or Longer	Gross Unrealized Loss on Securities in Loss Position for 12 Months or Longer
Obligations of U.S. government agencies	$3,946	$(49)	$—	$—
Obligations of states and political subdivisions	39,737	(1,279)	—	—
Private-label mortgage-backed securities	—	—	218	(23)
Mortgage-backed securities	211,721	(5,266)	4,752	(96)
SBA pools	22,076	(458)	4,189	(35)

	$277,480	$(7,052)	$9,159	$(154)

The amortized cost and estimated fair value of securities at June 30, 2017, by maturity, are shown below. Obligations of U.S. government agencies, states and political subdivisions and corporate securities are shown by contractual maturity. Mortgage-backed securities and SBA variable pools are shown by projected average life.

	June 30, 2017
	Amortized Cost	Estimated Fair Value
Due in one year or less	$17,733	$17,772
Due after one year through 5 years	245,506	245,531
Due after 5 years through 10 years	170,108	169,136
Due after 10 years	37,777	37,565

	$471,124	$470,004

During the quarter ended June 30, 2017, there were no investment securities sold.

During the quarter ended June 30, 2016, twenty-two investment securities were sold resulting in proceeds of $35,781. The sales generated a gross gain of $315 and a gross loss of $244, totaling a net gain of $71.

The following table presents investment securities which were pledged to secure public deposits and repurchase agreements as permitted or required by law:

	June 30, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Pledged to secure public deposits	$23,121	$23,764	$25,257	$25,683
Pledged to secure repurchase agreements	5,069	5,046	3,579	3,573

	$28,190	$28,810	$28,836	$29,256

At June 30, 2017, and December 31, 2016, there was an outstanding balance for repurchase agreements of $2,146 and $1,966, respectively.

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

Major classifications of period-end loans are as follows:

	June 30, 2017	% of Gross Loans	December 31, 2016	% of Gross Loans
Real estate loans
Multi-family residential	$83,276	4.33%	$74,340	4.00%
Residential 1-4 family	60,026	3.12%	61,548	3.31%
Owner-occupied commercial	467,902	24.33%	461,557	24.82%
Nonowner-occupied commercial	465,584	24.21%	451,893	24.30%

Total permanent real estate loans	1,076,788	55.99%	1,049,338	56.43%
Construction loans
Multi-family residential	31,351	1.63%	22,252	1.20%
Residential 1-4 family	55,850	2.90%	43,532	2.34%
Commercial real estate	87,489	4.55%	76,301	4.10%
Commercial bare land and acquisition & development	9,510	0.49%	15,081	0.81%
Residential bare land and acquisition & development	8,849	0.46%	10,645	0.57%

Total construction real estate loans	193,049	10.03%	167,811	9.02%

Total real estate loans	1,269,837	66.02%	1,217,149	65.45%
Commercial loans	636,110	33.08%	630,491	33.89%
Consumer loans	3,094	0.16%	2,922	0.16%
Other loans	14,251	0.74%	9,225	0.50%

Gross loans	1,923,292	100.00%	1,859,787	100.00%
Deferred loan origination fees	(1,958)		(2,020)

	1,921,334		1,857,767
Allowance for loan losses	(23,451)		(22,454)

Total loans, net of allowance for loan losses and net deferred fees	$1,897,883		$1,835,313

At June 30, 2017, outstanding loans to dental professionals totaled $387,358 and represented 20.14% of total outstanding loan principal balances compared to dental professional loans of $377,478, or 20.30% of total outstanding loan principal balance at December 31, 2016. Additional information about the Company’s dental portfolio can be found in Note 4 to these consolidated financial statements. As of June 30, 2017, there were no other industry concentrations in excess of 10% of the total loan portfolio. However, as of June 30, 2017, 66.02% of the Company’s loan portfolio was collateralized by real estate and is, therefore, susceptible to change based on local market conditions. While appropriate action is taken to manage identified concentration risks, management believes that the loan portfolio is well diversified by geographic location and among industry groups.

Purchased Credit Impaired Loans

The following table represents the contractually required principal balance of purchased credit impaired loans and the carrying balance at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Contractually required principal payments for purchased credit impaired loans	$19,276	$22,941
Accretable yield	(1,272)	(1,453)
Nonaccretable yield	(599)	(809)

Balance of purchased credit impaired loans	$17,405	$20,679

The following tables summarize the changes in the accretable yield for purchased credit impaired loans for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,
	2017			2016
	Capital Pacific	Foundation	Total	Century	Capital Pacific	Total
Balance, beginning of period	$727	$632	$1,359	$11	$939	$950
Additions	—	742	742	—	—	—
Accretion to interest income	(45)	(50)	(95)	(11)	(79)	(90)

Balance, end of period	$682	$1,324	$2,006	$—	$860	$860

	Six months ended June 30,
	2017			2016
	Capital Pacific	Foundation	Total	Century	Capital Pacific	Total
Balance, beginning of period	$765	$688	$1,453	$39	$1,030	$1,069
Additions	—	742	742	—	—	—
Accretion to interest income	(83)	(106)	(189)	(39)	(170)	(209)

Balance, end of period	$682	$1,324	$2,006	$—	$860	$860

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

The adequacy of the allowance for loan losses and the reserve for unfunded commitments is determined using a consistent, systematic methodology and is monitored regularly based on management’s evaluation of numerous factors. For each portfolio segment, these factors include:

•	The quality of the current loan portfolio,

•	The trend in the migration of the loan portfolio’s risk ratings,

•	The velocity of migration of losses and potential losses,

•	Current economic conditions,

•	Loan concentrations,

•	Loan growth rates,

•	Past-due and nonperforming trends,

•	Evaluation of specific loss estimates for all significant problem loans,

•	Recovery experience, and

•	Peer comparison loss rates.

A summary of the activity in the allowance for loan losses by major loan classification follows:

	For the three months ended June 30, 2017
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$7,717	$11,299	$2,051	$40	$1,505	$22,612
Charge-offs	(1,688)	—	—	(5)	—	(1,693)
Recoveries	24	32	1	—	—	57
Provision (reclassification)	2,640	368	90	6	(629)	2,475

Ending balance	$8,693	$11,699	$2,142	$41	$876	$23,451

	For the six months ended June 30, 2017
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$8,614	$10,872	$1,781	$41	$1,146	$22,454
Charge-offs	(2,328)	(150)	—	(5)	—	(2,483)
Recoveries	60	43	1	1	—	105
Provision (reclassification)	2,347	934	360	4	(270)	3,375

Ending balance	$8,693	$11,699	$2,142	$41	$876	$23,451

At June 30, 2017, the allowance for loan losses on dental loans was $5,257, compared to $4,713 at December 31, 2016. See Note 4 for additional information on the dental loan portfolio.

The following table presents the allowance and recorded investment in loans by major loan classification at June 30, 2017 and December 31, 2016:

	Balances as of June 30, 2017
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$8,225	$11,699	$2,142	$41	$876	$22,983
Ending allowance: individually evaluated for impairment	468	—	—	—	—	468
Ending allowance: loans acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance	$8,693	$11,699	$2,142	$41	$876	$23,451

Ending loan balance: collectively evaluated for impairment	$640,747	$1,056,003	$193,049	$3,094	$—	$1,892,893
Ending loan balance: individually evaluated for impairment	3,539	7,835	—	—	—	11,374
Ending loan balance: loans acquired with deteriorated credit quality	6,075	12,950	—	—	—	19,025

Total ending loan balance	$650,361	$1,076,788	$193,049	$3,094	$—	$1,923,292

			Balances as of December 31, 2016
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$7,881	$10,869	$1,781	$41	$1,146	$21,718
Ending allowance: individually evaluated for impairment	733	3	—	—	—	736
Ending allowance: loans acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance	$8,614	$10,872	$1,781	$41	$1,146	$22,454

Ending loan balance: collectively evaluated for impairment	$628,773	$1,027,354	$167,491	$2,922	$—	$1,826,540
Ending loan balance: individually evaluated for impairment	4,396	7,852	320	—	—	12,568
Ending loan balance: loans acquired with deteriorated credit quality	6,547	14,132	—	—	—	20,679

Total ending loan balance	$639,716	$1,049,338	$167,811	$2,922	$—	$1,859,787

The June 30, 2017, ending allowance includes $468 in specific allowance for $11,374 of impaired loans ($9,231 net of government guarantees). At December 31, 2016, the Company had $12,568 of impaired loans ($10,567 net of government guarantees) with a specific allowance of $736.

Management believes that the allowance for loan losses was adequate as of June 30, 2017. However, future loan losses may exceed the levels provided for in the allowance for loan losses and could possibly result in additional charges to the provision for loan losses.

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

The following tables present the Company’s loan portfolio information by loan type and credit grade at June 30, 2017 and December 31, 2016:

Credit Quality Indicators

As of June 30, 2017

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$83,276	$—	$—	$—	$83,276
Residential 1-4 family	58,856	—	1,170	—	60,026
Owner-occupied commercial	451,539	—	16,363	—	467,902
Nonowner-occupied commercial	459,160	—	6,424	—	465,584

Total real estate loans	1,052,831	—	23,957	—	1,076,788

Construction
Multi-family residential	31,351	—	—	—	31,351
Residential 1-4 family	55,850	—	—	—	55,850
Commercial real estate	87,489	—	—	—	87,489
Commercial bare land and acquisition & development	9,510	—	—	—	9,510
Residential bare land and acquisition & development	8,298	—	551	—	8,849

Total construction loans	192,498	—	551	—	193,049

Commercial and other	636,047	—	13,179	1,135	650,361

Consumer	3,094	—	—	—	3,094

Totals	$1,884,470	$—	$37,687	$1,135	$1,923,292

Percentage of portfolio	97.98%	0.00%	1.96%	0.06%	100.00%

Credit Quality Indicators As of December 31, 2016

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$74,340	$—	$—	$—	$74,340
Residential 1-4 family	58,286	—	3,262	—	61,548
Owner-occupied commercial	443,737	—	17,820	—	461,557
Nonowner-occupied commercial	445,283	—	6,610	—	451,893

Total real estate loans	1,021,646	—	27,692	—	1,049,338

Construction
Multi-family residential	22,252	—	—	—	22,252
Residential 1-4 family	43,532	—	—	—	43,532
Commercial real estate	76,301	—	—	—	76,301
Commercial bare land and acquisition & development	15,081	—	—	—	15,081
Residential bare land and acquisition & development	9,852	—	793	—	10,645

Total construction loans	167,018	—	793	—	167,811

Commercial and other	621,165	—	16,890	1,661	639,716

Consumer	2,922	—	—	—	2,922

Totals	$1,812,751	$—	$45,375	$1,661	$1,859,787

Percentage of portfolio	97.47%	0.00%	2.44%	0.09%	100.00%

At June 30, 2017 and December 31, 2016, the Company had $219, and $1,026, respectively, in unfunded commitments on its classified loans, which amounts are included in the calculation of our classified asset ratio.

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

The following tables present an aging analysis of past due and nonaccrual loans at June 30, 2017 and December 31, 2016:

Age Analysis of Loans Receivable

As of June 30, 2017

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$83,276	$83,276
Residential 1-4 family	—	33	—	59	92	59,200	59,292
Owner-occupied commercial	—	—	—	529	529	458,829	459,358
Nonowner-occupied commercial	1,298	—	—	557	1,855	460,644	462,499

Total real estate loans	1,298	33	—	1,145	2,476	1,061,949	1,064,425

Construction
Multi-family residential	—	—	—	—	—	31,351	31,351
Residential 1-4 family	—	—	—	—	—	55,850	55,850
Commercial real estate	—	—	—	—	—	87,489	87,489
Commercial bare land and acquisition & development	—	—	—	—	—	9,510	9,510
Residential bare land and acquisition & development	118	—	—	—	118	8,731	8,849

Total construction loans	118	—	—	—	118	192,931	193,049

Commercial and other	147	—	—	2,441	2,588	642,732	645,320

Consumer	1	—	—	—	1	3,092	3,093

Total	$1,564	$33	$—	$3,586	$5,183	$1,900,704	$1,905,887

Age Analysis of Loans Receivable As of December 31, 2016

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable

Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$74,340	$74,340
Residential 1-4 family	—	—	—	158	158	59,241	59,399
Owner-occupied commercial	—	—	—	—	—	452,748	452,748
Nonowner-occupied commercial	—	—	—	601	601	448,118	448,719

Total real estate loans	—	—	—	759	759	1,034,447	1,035,206

Construction
Multi-family residential	—	—	—	—	—	22,252	22,252
Residential 1-4 family	—	—	—	—	—	43,532	43,532
Commercial real estate	—	—	—	—	—	76,301	76,301
Commercial bare land and acquisition & development	—	—	—	—	—	15,081	15,081
Residential bare land and acquisition & development	—	—	—	—	—	10,645	10,645

Total construction loans	—	—	—	—	—	167,811	167,811

Commercial and other	363	366	—	2,794	3,523	629,646	633,169

Consumer	—	—	—	—	—	2,922	2,922

Total	$363	$366	$—	$3,553	$4,282	$1,834,826	$1,839,108

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

The following tables display an analysis of the Company’s impaired loans at June 30, 2017, and December 31, 2016:

Impaired Loan Analysis

As of June 30, 2017

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Total Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation
Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	296		296	296	346	—
Owner-occupied commercial	4,631	846	5,477	5,477	5,306	—
Nonowner-occupied commercial	2,062		2,062	2,123	2,071	—

Total real estate loans	6,989	846	7,835	7,896	7,723	—

Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—	—	—

Total construction loans	—	—	—	—	—	—

Commercial and other	2,919	620	3,539	5,532	3,105	468

Consumer	—	—	—		—	—

Total impaired loans	$9,908	$1,466	$11,374	$13,428	$10,828	$468

Impaired Loan Analysis

As of December 31, 2016

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Total Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation
Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	454	300	754	775	644	1
Owner-occupied commercial	4,106	865	4,971	4,971	1,804	2
Nonowner-occupied commercial	2,127	—	2,127	2,189	2,228	—

Total real estate loans	6,687	1,165	7,852	7,935	4,676	3

Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	37	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	320	—	320	320	1,556	—

Total construction loans	320	—	320	320	1,593	—

Commercial and other	2,255	2,141	4,396	4,767	3,518	733

Consumer	—	—	—	—	—	—

Total impaired loans	$9,262	$3,306	$12,568	$13,022	$9,787	$736

The impaired balances reported above are not adjusted for government guarantees of $2,143, and $2,001 at June 30, 2017 and December 31, 2016, respectively. The recorded investment in impaired loans, net of government guarantees, totaled $9,231 and $10,567 at June 30, 2017, and December 31, 2016, respectively.

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

The following table displays the Company’s TDRs by class at June 30, 2017 and December 31, 2016:

	Troubled Debt Restructurings as of
	June 30, 2017		December 31, 2016
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
Real estate
Multifamily residential	—	$—	—	$—
Residential 1-4 family	2	296	4	754
Owner-occupied commercial	4	5,225	4	5,447
Non owner-occupied commercial	6	2,062	6	2,127

Total real estate loans	12	7,583	14	8,328

Construction
Multifamily residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—

Commercial and other	15	2,228	16	2,901

Consumer	—	—	—	—

Total	27	$9,811	30	$11,229

The recorded investment in TDRs on nonaccrual status totaled $1,710 and $2,250 at June 30, 2017 and December 31, 2016, respectively. The Company’s policy is that loans placed on nonaccrual will typically remain on nonaccrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain. The Company’s policy generally refers to a minimum of six months of payment performance as sufficient to warrant a return to accrual status.

For the six months ended June 30, 2017, the Company restructured one loan into a TDR for which impairment was previously measured under the Company’s general loan loss allowance methodology.

The types of modifications offered can generally be described in the following categories:

•	Rate Modification - A modification in which the interest rate is modified.
•	Term Modification - A modification in which the maturity date, timing of payments, or frequency of payments is changed.
•	Interest-only Modification - A modification in which the loan is converted to interest-only payments for a period of time.
•	Combination Modification - Any other type of modification, including the use of multiple types of modifications.

Below is a table of the newly restructured loans identified in the six months ended June 30, 2017 and 2016.

Troubled Debt Restructurings Identified During the six months ended June 30, 2017
	Rate Modification	Term Modification	Interest-only Modification	Combination Modification

Real estate
Multi-family residential	$—	$—	$—	$—
Residential 1-4 family	—	—	—	50
Owner-occupied commercial	—	—	—	—
Nonowner-occupied commercial	—	—	—	—

Total real estate loans	—	—	—	50

Construction
Multi-family residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—

Commercial and other	—	—	—	—

Consumer	—	—	—	—

Total	$—	$—	$—	$50

There were no TDRs identified in the three months ended June 30, 2017.

Subsequent to a loan being classified as a TDR, a borrower may become unwilling or unable to abide by the terms of the modified agreement. In such cases of default, the Company takes appropriate action to recover principal and interest payments including the use of foreclosure proceedings. There were no TDRs that subsequently defaulted within the first twelve months of restructure during the periods ended June 30, 2017 and 2016.

At June 30, 2017 and December 31, 2016, the Company had no commitments to lend additional funds on loans restructured as TDRs.

NOTE 4 – DENTAL LOAN PORTFOLIO

Dental lending is not operated as a business segment, and dental loans are made in the normal course of commercial lending activities throughout the Company. However, to assist in understanding the concentrations and risks associated with the Company’s loan portfolio, the following Note has been included to provide additional information relating to the Company’s dental loan portfolio. At June 30, 2017 and December 31, 2016, loans to dental professionals totaled $387,358 and $377,478, respectively, and represented 20.14%, and 20.30% in principal amount of total outstanding loans, respectively. As of June 30, 2017 and December 31, 2016, dental loans were supported by government guarantees totaling $4,879 and $5,641, respectively. These guarantees represented 1.34% and 1.49% in principal amount of the outstanding dental loan balances as of such respective dates. The Company defines a “dental loan” as a loan to dental professionals for the purpose of practice expansion, acquisition or other purpose supported by the cash flows of a dental practice.

Loan Classification

Major classifications of dental loans at June 30, 2017 and December 31, 2016, were as follows:

	June 30, 2017	December 31, 2016

Real estate secured loans:
Owner-occupied commercial	$61,383	$63,793
Other dental real estate loans	423	806

Total permanent real estate loans	61,806	64,599

Dental construction loans	7,351	4,109

Total real estate loans	69,157	68,708

Commercial loans	318,201	308,770

Gross loans	$387,358	$377,478

Market Area

The Bank’s principal “market area” is within the States of Oregon and Washington west of the Cascade Mountain Range. This area is serviced by branch locations in Eugene, Portland and the Puget Sound. The Company also makes national dental loans throughout the United States, and currently has dental loans in 45 states. National loan relationships are maintained and serviced by Bank personnel primarily located in Portland.

The following table summarizes the Company’s dental lending by borrower location:

	June 30, 2017	December 31, 2016

Local	$151,062	$150,268
National	236,296	227,210

Total	$387,358	$377,478

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

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Balance, beginning of period	$4,174	$3,884	$4,713	$4,022
Provision	2,711	253	2,804	103
Charge-offs	(1,635)	—	(2,275)	—
Recoveries	7	14	15	26

Balance, end of period	$5,257	$4,151	$5,257	$4,151

Credit Quality

Please refer to Note 3 for additional information on the definitions of the credit quality indicators.

The following tables present the Company’s dental loan portfolio by market and credit grade at June 30, 2017 and December 31, 2016:

As of June 30, 2017
	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Local	$149,705	$—	$1,357	$—	$151,062
National	234,530	—	1,766	—	236,296

Total	$384,235	$—	$3,123	$—	$387,358

As of December 31, 2016
	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Local	$148,805	$—	$1,463	$—	$150,268
National	224,493	—	1,056	1,661	227,210

Total	$373,298	$—	$2,519	$1,661	$377,478

Past Due and Nonaccrual Loans

Please refer to Note 3 for additional information on the definitions of “past due.”

The following tables present an aged analysis of the dental loan portfolio by market, including nonaccrual loans, as of June 30, 2017 and December 31, 2016:

As of June 30, 2017
	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Local	$—	$—	$—	$379	$378	$150,684	$151,062
National	—	—	—	828	828	235,468	236,296

Total	$—	$—	$—	$1,207	$1,206	$386,152	$387,358

As of December 31, 2016
	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Local	$—	$—	$—	$407	$407	$149,861	$150,268
National	263	366	—	1,660	2,289	224,921	227,210

Total	$263	$366	$—	$2,067	$2,696	$374,782	$377,478

NOTE 5 – SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

The Company sells certain securities under agreements to repurchase with its customers. The agreements transacted with its customers are utilized as an overnight investment product. The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the consolidated balance sheets. The securities underlying these agreements are included in investment securities in the consolidated balance sheets. The Company has no control over the market value of the securities, which fluctuates due to market conditions. However, the Company is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price. The Company manages this risk by maintaining an unpledged securities portfolio that it believes is sufficient to cover a decline in the market value of the securities sold under agreements to repurchase. All securities sold under agreements to repurchase had a daily maturity date. See Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q for additional information regarding the securities pledged under agreements to repurchase.

The following table presents information regarding securities sold under agreements to repurchase at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016

Balance at end of period	$2,146	$1,966
Average balance outstanding for the period	2,283	702
Maximum amount outstanding at any month end during the period	3,100	2,017
Weighted average interest rate for the period	0.08%	0.06%
Weighted average interest rate at period end	0.08%	0.08%

NOTE 6 – FEDERAL FUNDS AND OVERNIGHT FUNDS PURCHASED

The Company had unsecured federal funds borrowing lines with various correspondent banks totaling $154,000 at June 30, 2017 and $154,000 at December 31, 2016. The terms of the lines are subject to change with interest payable at the then stated rate. At June 30, 2017 and December 31, 2016, there were no borrowings outstanding on these lines.

The Company also had a secured overnight borrowing line available from the Federal Reserve Bank that totaled $86,342 and $80,784 at June 30, 2017 and December 31, 2016, respectively. The Federal Reserve Bank borrowing line is secured through the pledging of $142,145 and $143,679 at June 30, 2017 and December 31, 2016, respectively, of commercial loans under the Company’s Borrower-In-Custody program. At June 30, 2017 and December 31, 2016, there were no outstanding borrowings on this line. The terms of the lines are subject to change with interest payable at the then stated rate.

NOTE 7 – FEDERAL HOME LOAN BANK BORROWINGS

The Company has a borrowing limit with the Federal Home Loan Bank of Des Moines (“FHLB”) equal to 35% of total assets, subject to the value of discounted collateral pledged and stock holdings.

At June 30, 2017, the maximum borrowing line was $914,107; however, the FHLB borrowing line was limited by the discounted value of collateral pledged. At June 30, 2017, the Company had pledged $895,332 in real estate loans to the FHLB that had a discounted collateral value of $652,115. There was $169,000 borrowed on this line at June 30, 2017.

At December 31, 2016, the maximum borrowing line was $889,503; however, the FHLB borrowing line was limited by the discounted value of collateral pledged. At December 31, 2016, the Company had pledged $867,596 in real estate loans to the FHLB that had a discounted collateral value of $632,202. There was $65,000 borrowed on this line at December 31, 2016.

Below is a summary of outstanding FHLB borrowings by maturity.

	Current Rates	June 30, 2017
Cash management advance	NA	$164,000
2017	—	—
2018	1.55%	3,000
2019	—	—
2020	—	—
2021	—	—
Thereafter	3.85%	2,000

		$169,000

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

On September 6, 2016, the Company completed the acquisition of Foundation Bancorp, Inc. At that time, the Company assumed ownership of Foundation Statutory Trust I, which had previously issued $6,000 in aggregate liquidation amount of trust preferred securities. The interest rate on these trust preferred securities is a floating rate of three-month LIBOR plus 173 basis points. The Company also acquired $6,148 of junior subordinated debentures (the “Foundation Debentures”) issued to the trust in exchange for ownership of all of the common securities of the trust and the proceeds of the preferred securities sold by the trust. In accordance with current accounting guidance, the trust is not consolidated in the Company’s financial statements, but rather the Foundation Debentures are shown as a liability, and acquired at an acquisition date fair value of $3,013.

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

The following table summarizes the shares and the aggregate grant-date fair value of the equity-based awards granted:

	Six months ended
	June 30,		June 30,
	2017		2016
	Shares	Grant Date Fair Market Value	Shares	Grant Date Fair Market Value
Equity-based awards:
Director restricted stock - no restrictions	—	$—	14,400	$240
Employee RSUs - 4 year vesting	1,192	30	130,151	2,161
Employee RSUs - vest immediately	—	—	300	5
Employee RSUs - 2 year vesting	1,965	49	—	—

	$3,157	$79	$144,851	$2,406

The following table identifies the compensation expense recorded and tax benefits received by the Company on its share-based compensation plans for the three and six months ended June 30, 2017 and 2016:

	Three months ended
	June 30,
	2017		2016
	Compensation Expense	Tax Benefit	Compensation Expense	Tax Benefit
Equity-based awards:
Director restricted stock	$—	$—	$240	$91
Employee RSUs	349	133	406	154
Liability-based awards:
Employee cash SARs	—	—	—	—

	$349	$133	$646	$245

	Six months ended
	June 30,
	2017		2016
	Compensation Expense	Tax Benefit	Compensation Expense	Tax Benefit
Equity-based awards:
Director restricted stock	$—	$—	$240	$91
Employee RSUs	727	276	790	300
Liability-based awards:
Employee cash SARs	150	—	—	—

	$877	$276	$1,030	$391

The following table provides a summary of the Company’s RSU activity, including the weighted average grant date fair value per share for the six months ended June 30, 2017:

	Six months ended
	June 30, 2017
	Non-Vested Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, beginning of period	300,840	$14.30
Granted	1,985	25.15
Vested shares issued	(70,649)	13.51
Vested shares surrendered for taxes	(43,920)	13.51
Forfeited or expired	(7,636)	15.40

Balance, end of period	180,620	14.88

The following table identifies stock options, employee stock settled SARs, and employee cash settled SARs exercised during the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30, 2017
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	56,776	$12.65	$734	33,336	NA
Employee stock SARs	8,014	$12.44	47	2,464	NA
Employee cash SARs	809	$14.44	NA	NA	$26

	65,599		$781	35,800	$26

	Six months ended June 30, 2017
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	137,307	$14.90	$1,396	79,601	NA
Employee stock SARs	46,721	$15.85	111	10,590	NA
Employee cash SARs	28,150	$16.47	NA	NA	$169

	212,178		$1,507	90,191	$169

	Three months ended June 30, 2016
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	11,951	$12.07	$54	11,951	NA
Employee stock SARs	32,304	$13.41	16	3,871	NA
Employee cash SARs	16,301	$14.07	NA	NA	$27

	60,556		$70	15,822	$27

	Six months ended June 30, 2016
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	28,426	$12.07	$108	28,426	NA
Employee stock SARs	38,569	$11.82	20	4,866	NA
Employee cash SARs	20,123	$11.69	NA	NA	$32

	87,118		128	33,292	32

At June 30, 2017, the Company had estimated unrecognized compensation expense of approximately $2,334 for unvested RSUs. This amount is based on a historical forfeiture rate of 13.00% for all RSUs granted to employees. The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested RSUs was approximately 2.51 years as of June 30, 2017.

NOTE 10 – DERIVATIVE INSTRUMENTS

The Bank maintains two interest rate swaps with commercial banking customers tied to loans on the consolidated balance sheet. Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net rate risk exposure. As of June 30, 2017 and December 31, 2016, the Bank had non-hedge designated interest rate swaps with an aggregate notional amount of approximately $8,419 and $8,540, respectively, related to this program. The Bank does not require separately pledged collateral to secure its interest rate swaps with customers. However, it does make a practice of cross-collateralizing the interest rate swaps with collateral on the underlying loan. The Bank has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral totaling $250 consisting of cash held on deposit for the benefit of the counterparty against its obligations under these agreements as of June 30, 2017 and December 31, 2016.

The Bank entered into a swap with a third party to serve as a hedge to an equal amount of fixed rate loans. As of June 30, 2017 and December 31, 2016, the Bank had one swap designated a hedging instrument with a notional amount of $1,474 and $1,492, respectively, hedging a 10-year fixed rate note bearing interest at 5.71% and maturing August 2023. The notional amount does not represent direct credit exposure. Direct credit exposure is limited to the net difference between the calculated amount to be received and paid. As the Bank has designated the swap a fair value hedge, the underlying hedged loan is carried at fair value on the consolidated balance sheet and included in loans, net of deferred fees.

The following tables present quantitative information pertaining to the commercial loan related interest rate swaps as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Hedge- Designated	Not-Hedge- Designated	Hedge- Designated	Not-Hedge- Designated
Notional amount	$1,474	$8,419	$1,492	$8,540
Weighted average pay rate	5.71%	4.85%	5.71%	4.85%
Weighted average receive rate	3.99%	4.08%	3.54%	3.63%
Weighted average maturity in years	6.15	4.95	6.65	5.45

The following table presents the fair values of derivative instruments and their locations in the consolidated balance sheets as of June 30, 2017 and December 31, 2016:

		Asset Derivatives		Liability Derivatives
Derivative	Balance sheet location	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Cash flow hedge - trust preferred	Other assets or other payables	$—	$91	$—	$—
Interest rate swap designated as hedging instrument	Other assets or other payables	44	45	62	67
Interest rate swap not designated as hedging instrument	Other assets or other payables	15	14	15	14

		$59	$150	$77	$81

The following table presents the income statement impact of the derivative instruments for the three and six months ended June 30, 2017 and 2016:

Derivative	Income statement location	Three months ended June 30,		Six months ended June 30,
		2017	2016	2017	2016
Interest rate swap designated as hedging instrument	Other noninterest income	$2	$(3)	$4	$(4)

		$2	$(3)	$4	$(4)

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

The following table presents the estimated fair values of the financial instruments at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$75,553	$75,553	$67,113	$67,113
Securities available-for-sale	470,004	470,004	470,996	470,996
Loans, net of deferred fees	1,921,334	1,891,032	1,857,767	1,837,673
Accrued interest receivable	6,859	6,859	7,017	7,017
Federal Home Loan Bank stock	9,804	9,804	5,423	5,423
Bank-owned life insurance	35,614	35,614	35,165	35,165
Interest rate swaps	59	59	150	150

Financial liabilities:
Deposits	$2,105,301	$2,106,568	$2,148,103	$2,147,056
Federal Home Loan Bank borrowings	169,000	169,012	65,000	65,043
Subordinated debenture	34,143	34,143	34,096	32,140
Junior subordinated debentures	11,389	7,513	11,311	6,972
Accrued interest payable	131	131	176	176
Interest rate swaps	77	77	81	81

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

Federal Home Loan Bank stock – The carrying amount represents the fair value and value at which FHLB would redeem the stock.

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

The following table presents information about the level in the fair value hierarchy for the Company’s assets and liabilities not measured and carried at fair value as of June 30, 2017 and December 31, 2016:

	Carrying Amount	Fair Value at June 30, 2017
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$75,553	$75,553	$—	$—
Loans, net of deferred fees	1,921,334	—	—	1,891,032
Accrued interest receivable	6,859	6,859	—	—
Federal Home Loan Bank stock	9,804	9,804	—	—

Financial liabilities:
Deposits	$2,105,301	$1,945,728	$159,573	$—
Federal Home Loan Bank borrowings	169,000	—	169,012	—
Subordinated debentures	34,143	—	34,143	—
Junior subordinated debentures	11,389	—	7,513	—
Accrued interest payable	131	131	—	—

	Carrying Amount	Fair Value at December 31, 2016
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$67,113	$67,113	$—	$—
Loans	1,857,767	—	—	1,837,673
Accrued interest receivable	7,017	7,017	—	—
Federal Home Loan Bank stock	5,423	5,423	—	—
Bank-owned life insurance	35,165	35,165	—	—

Financial liabilities:
Deposits	$2,148,103	$1,969,220	$177,836	$—
Federal Home Loan Bank borrowings	65,000	—	65,043	—
Subordinated debentures	34,096	—	32,140	—
Junior subordinated debentures	11,311	—	6,972	—
Accrued interest payable	176	176	—	—

The tables below show assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	Carrying	Fair Value at June 30, 2017
	Value	Level 1	Level 2	Level 3

Financial Assets
Available-for-sale securities
Obligations of U.S. government agencies	$25,693	$—	$25,693	$—
Obligations of states and political subdivisions	111,215	—	111,215	—
Agency mortgage-backed securities	291,954	—	291,954	—
Private-label mortgage-backed securities	1,659	—	392	1,267
SBA variable rate pools	39,483	—	39,483	—
Interest rate swaps	59	59	—	—

Total assets measured on a recurring basis	$470,063	$59	$468,737	$1,267

Financial Liabilities

Interest rate swap liabilities measured on a recurring basis	$77	$77	$—	$—

	Carrying	Fair Value at December 31, 2016
	Value	Level 1	Level 2	Level 3

Available-for-sale securities
Obligations of U.S. government agencies	$25,620	$—	$25,620	$—
Obligations of states and political subdivisions	110,739	—	110,739	—
Agency mortgage-backed securities	290,036	—	290,036	—
Private-label mortgage-backed securities	1,937	—	569	1,368
SBA variable rate pools	42,664	—	42,664	—
Interest rate swaps	150	150	—	—

Total assets measured on a recurring basis	$471,146	$150	$469,628	$1,368

Financial Liabilities

Interest rate swap liabilities measured on a recurring basis	$81	$81	$—	$—

No transfers to or from Levels 1 and 2 occurred on assets and liabilities measured at fair value on a recurring basis during the three or six months ended June 30, 2017 or during the year ended December 31, 2016.

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

The following table provides a reconciliation of private-label mortgage-backed securities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and six months ended June 30, 2017 and 2016:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Beginning balance	$1,315	$1,520	$1,368	$1,586
Transfers into level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses	—	—	—
Included in earnings	—	—	(1)	(17)
Included in other comprehensive income	32	(31)	58	(18)
Paydowns	(80)	(90)	(158)	(152)
Purchases, issuances, sales and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	—	—

Ending balance	$1,267	$1,399	$1,267	$1,399

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

The Company’s securities portfolio was valued through its independent third-party pricing service using evaluated pricing models and quoted prices based on market data. For further assurance, the Company’s estimate of fair value was compared to an additional independent third-party estimate at June 30, 2016, and the Company obtained key inputs for a sample of securities across sectors and evaluated those inputs for reasonableness. This analysis was performed at the individual security level and no material variances were noted. Due to the pending merger with Columbia Bank and the anticipated timing of the closing, the independent analysis that would have normally been conducted as of June 30, 2017 was not completed.

There have been no significant changes in the valuation techniques during the periods reported.

The tables below show assets measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016:

	Carrying	Fair Value
June 30, 2017	Value	Level 1	Level 2	Level 3

Loans measured for impairment (net of government guarantees and specific reserve)	$298	$—	$—	$298

	Carrying	Fair Value
December 31, 2016	Value	Level 1	Level 2	Level 3

Other real estate owned	$10,936	$—	$—	$10,936

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total capital, Tier 1 capital, common equity Tier 1 to risk-weighted assets and Tier 1 capital to leverage assets. Management believes that, as of June 30, 2017, the Company and the Bank met all capital adequacy requirements to which they were subject.

As of June 30, 2017, and according to Federal Reserve and FDIC guidelines, the Bank was considered to be well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total capital, Tier 1 capital, common equity Tier 1 to risk-weighted assets and Tier 1 capital to leverage assets ratios as set forth in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2017:
Total capital (to risk weighted assets)
Bank:	$281,769	12.63%	$178,434	8.00%	$223,043	10.00%
Company:	$287,244	12.88%	NA		NA
Tier 1 capital (to risk weighted assets)
Bank:	$257,870	11.56%	$133,826	6.00%	$178,434	8.00%
Company:	$229,202	10.27%	NA		NA
Common Equity Tier 1 (to risk weighted assets)
Bank:	$257,870	11.56%	$100,369	4.50%	$144,978	6.50%
Company:	$215,966	9.68%	NA		NA
Tier 1 capital (to leverage assets)
Bank:	$257,870	10.17%	$101,377	4.00%	$111,521	5.00%
Company:	$229,202	9.04%	NA		NA

As of December 31, 2016:
Total capital (to risk weighted assets)
Bank:	$267,416	12.19%	$175,555	8.00%	$219,444	10.00%
Company:	$278,444	12.69%	NA		NA
Tier 1 capital (to risk weighted assets)
Bank:	$244,414	11.14%	$131,666	6.00%	$175,555	8.00%
Company:	$221,346	10.08%	NA		NA
Common Equity Tier 1 (to risk weighted assets)
Bank:	$244,414	11.14%	$98,750	4.50%	$142,638	6.50%
Company:	$208,873	9.52%	NA		NA
Tier 1 capital (to leverage assets)
Bank:	$244,414	9.96%	$98,181	4.00%	$122,726	5.00%
Company:	$221,346	9.01%	NA		NA

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

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding projected results, the expected interest rate environment and its impact on our business, loan yields and expected prepayments, the adequacy of the allowance for loan losses, net interest margin, expectations regarding nonperforming assets, loan growth, earning asset mix, core deposit growth, funding, expected cash flows from the securities portfolio and merger related expense, expectations regarding the Company’s securities portfolio, the structure and volatility of the securities portfolio and the purchase and sale of securities, their value and yields, growth in core deposits and cost, capital levels, liquidity and dividends, expectations regarding certain large depositor relationships and the expected loss of certain large temporary deposits, the outcome of legal proceedings, loan rates and expectations regarding the impact and compression of the net interest margin, the impact of recent accounting pronouncements, expectations regarding the pending merger with Columbia Bank, the timing of the merger closing and the anticipated results of such merger, management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this report, and our other reports filed with the SEC:

•	Local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets.

•	The local housing or real estate market could decline.

•	The risks presented by an economic recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations, and loan portfolio delinquency rates.

•	Our concentration in loans to dental professionals exposes us to the risks affecting dental practices in general.

•	Interest rate changes could significantly reduce net interest income and negatively affect funding sources.

•	Projected business increases following any future or pending strategic expansion or opening of new branches could be lower than expected.

•	Competition among financial institutions could increase significantly.

•	The goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings.

•	The reputation of the financial services industry could deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers.

•	The efficiencies we may expect to receive from any investments in personnel, acquisitions, and infrastructure may not be realized.

•	The level of nonperforming assets and charge-offs or changes in the estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements may increase.

•	Changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, executive compensation, and insurance) could have a material adverse effect on our business, financial condition and results of operations.

•	Acts of war or terrorism, or natural disasters, may adversely impact our business.

•	The timely development and acceptance of new banking products and services and perceived overall value of these products and services by users may adversely impact our ability to increase market share and control expenses.

•	Changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters, may impact the results of our operations.

•	The costs and effects of legal, regulatory and compliance developments, including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews, may adversely impact our ability to increase market share and control expenses, or may result in substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition.

•	The pending acquisition of the Company by Columbia Banking System, Inc. may not achieve the anticipated benefits and cost savings, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected, and regulatory approvals may not be received, make take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.

•	Our success at managing the risks involved in the foregoing items will have a significant impact on our results of operations and future prospects.

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

Goodwill and Intangible Assets

At June 30, 2017, the Company had $69,848 in goodwill and other intangible assets. In accordance with financial accounting standards, assets with indefinite lives are periodically tested for impairment. Management performs an impairment analysis of its goodwill and intangible assets with indefinite lives at least annually and has determined that there was no impairment as of December 31, 2016, the date the most recent analysis was performed.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB issued this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements; however, the Company estimates a new lease asset and related lease liability to be immaterial due to the minimal lease locations currently occupied by the Bank.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815); Contingent Put and Call Options in Debt Instruments. The amendments in this Update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments in this Update clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The amendments are an improvement to GAAP because they eliminate diversity in practice in assessing embedded contingent call (put) options in debt instruments. ASU 2016-06 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No 2016-07, Investments – Equity Method and Joint Ventures (Topic 323); Simplifying the Transition to the Equity Method of Accounting. The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this Update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718); Improvements to Employee Share-based Payment Accounting. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the specific changes associated with the Update include all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) being recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements and implementation could have the potential to materially affect the financial condition and results of operations.

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

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323). This ASU amends the codification of SEC staff announcements made at recent Emerging Issues Task Force (“EITF”) meetings. The SEC guidance that specifically relates to our consolidated financial statements was from the September 2016 meeting, where the SEC staff expressed their expectations about the extent of disclosures registrants should make about the effects of the new FASB guidance as well as any amendments issued prior to adoption, on revenue (ASU 2014-09), leases (ASU 2016-02) and credit losses on financial instruments (ASU 2016-13) in accordance with SAB topic 11.M. Registrants are required to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in the future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, then additional qualitative disclosures should be considered. The ASU incorporates these SEC staff views into ASC 250 and adds reference to that guidance in the transition paragraphs of each of the three new standards.

Financial Highlights

	For the three months ended			For the six months ended
	June 30,			June 30,
	2017	2016	$ Change	2017	2016	$ Change
Net interest income	$24,433	$19,147	$5,286	$48,612	$37,954	$10,658
Noninteret income	2,510	1,747	763	4,662	3,557	1,105

Operating revenue (1)	26,943	20,894	6,049	53,274	41,511	11,763
Provision for loan losses	2,475	1,950	525	3,375	2,195	1,180
Noninterest expense	13,994	14,932	(938)	29,458	26,940	2,518
Provision for income taxes	3,347	1,406	1,941	6,764	4,311	2,453

Net income	$7,127	$2,606	$4,521	$13,677	$8,065	$5,612

Earnings per share
Basic	$0.31	$0.13	$0.18	$0.60	$0.41	$0.19
Diluted	$0.31	$0.13	$0.18	$0.60	$0.41	$0.19

Assets, period-end	$2,611,734	$2,025,410	$586,324
Gross loans, period-end	$1,923,292	$1,486,103	$437,189
Core deposits, period end (2)	$2,006,568	$1,508,019	$498,549
Deposits, period-end	$2,105,301	$1,600,132	$505,169

Return on average assets (3)	1.10%	0.53%		1.07%	0.82%
Return on average equity (3)	10.15%	4.67%		9.90%	7.28%
Return on average tangible equity (3) (4)	13.51%	5.80%		13.23%	9.05%

(1)	Operating revenue is defined as net interest income plus noninterest income.
(2)	Defined by the Company as demand, interest checking, money market, savings, and local nonpublic time deposits, including local nonpublic time deposits in excess of $250.
(3)	Amounts annualized.
(4)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions, see “Reconciliation of Non-GAAP Financial Information” below.

During the second quarter 2017, the Company earned $7,127, or $0.31 per diluted share, compared to $2,606, or $0.13 per diluted share, in second quarter 2016. The increase in net income is attributable to an increase in operating revenues, primarily net interest income, which was partially offset by an increase in the provision for loan losses and higher noninterest expense. Second quarter 2017 results included the impact of acquisition expenses for Columbia Banking System, Inc.’s pending acquisition of the Company, which is expected to close in the third quarter of 2017. In third quarter 2016, the Company acquired Foundation Bancorp, Inc. of Bellevue, Washington, and that, combined with organic loan growth, were the primary drivers of increased operating revenues and noninterest expense in second quarter 2017 when compared to second quarter 2016. The increase in the provision for loan losses in second quarter 2017 over second quarter 2016 was primarily due to the replenishment of the reserve related to two charge-offs.

During second quarter 2017, the Company experienced lower loan growth than typical; however, this was expected given the market disruption caused by the pending merger with Columbia Banking Systems. Outstanding gross loans at June 30, 2017, were $1,923,292, up $63,505 over December 31, 2016, outstanding loans. Annualized loan growth was 6.89% and represented an expansion in core lending segments, including real estate loans and commercial loans. Outstanding core deposits at June 30, 2017, were $2,006,568, which represented a decrease of $28,499, over core deposits at December 31, 2016. The reduction was partially due to a decrease in our large depositor totals, and partially due to the normal seasonal deposit fluctuations. Deposits generally stay flat or decline during the first half of the year, and growth is typically experienced in the second half of the year.

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

	June 30,	December 31,	June 30,
	2017	2016	2016
Total shareholders’ equity	$284,130	$273,755	$226,426
Subtract:
Goodwill	(61,401)	(61,401)	(40,027)
Core deposit intangible assets	(8,447)	(8,981)	(3,657)

Tangible shareholders’ equity (non-GAAP)	$214,282	$203,373	$182,742

Book value per share	$12.48	$12.11	$11.48
Tangible book value per share (non-GAAP)	$9.41	$8.99	$9.26

Year-to-date return on average equity	9.90%	8.23%	7.28%
Year-to-date return on average tangible equity (non-GAAP)	13.23%	10.50%	9.05%

Reconciliation of Adjusted Net Interest Income to Net Interest Income

	Three months ended
	June 30,	June 30,
	2017	2016
Tax equivalent net interest income (1)	$25,131	$19,665
Subtract
Century Bank accretion	6	16
Capital Pacific Bank accretion	154	140
Foundation Bank accretion	943	—
Prepayment penalties on loans	25	166

Total adjustments	1,128	322

Adjusted net interest income (non-GAAP)	$24,003	$19,343

Average earnings assets	$2,414,216	$1,852,130

Net interest margin	4.18%	4.27%
Core net interest margin (non-GAAP)	3.99%	4.20%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of $698 and $518 for the three months ended June 30, 2017 and June 30, 2016, respectively.

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

Net interest margin as a percentage of average earning assets for second quarter 2017 was 4.18%, a decrease of 9 basis points from the second quarter 2016. The decrease in the net interest margin was primarily due to an increase in the costs of interest bearing liabilities, which increased to 0.64% in second quarter 2017, compared to 0.41% in second quarter 2016. The increase was primarily due to the interest on the subordinated debenture note, which the Bank entered into in June 2016, and the increased costs of the junior subordinated debentures, including the junior subordinated debentures acquired in the Foundation Bancorp, Inc. acquisition, which closed in September 2016. See Note 8 in the notes of this form 10-Q for additional information. There was also an increase in the FHLB borrowing costs, which increased to 1.20% in second quarter 2017 from 0.76% in second quarter 2016. The increase in FHLB costs was related to the increase in short-term rates over the past twelve months. The costs of overnight borrowings were 1.33% at June 30, 2017 compared to 0.42% at June 30, 2016. The Company experienced a slight increase in yield on earnings assets of 6 basis points, primarily tied to an increase in credit and interest rate accretion on purchased loans and other nonrecurring items, which totaled $1,103 and added 19 basis points to the net interest margin, compared to loan fair value accretion and other nonrecurring items of $322 in second quarter 2016 that added 7 basis points to the net interest margin in that prior period. In addition, new loans were booked at rates below the current portfolio yield, and are expected to place downward pressure on the net interest margin.

The following table presents condensed balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates on interest-bearing liabilities, for the quarter ended June 30, 2017, compared to the quarter ended June 30, 2016:

Table I

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Three months ended June 30, 2017			Three months ended June 30, 2016
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$42,298	$98	0.93%	$14,393	$19	0.53%
Federal Home Loan Bank stock	10,461	45	1.73%	7,004	20	1.15%
Securities available-for-sale:	—
Taxable	395,518	2,240	2.27%	313,992	1,818	2.33%
Tax-exempt(1)	77,782	778	4.01%	71,785	732	4.10%
Loans, net of deferred fees and allowance(2)	—
Taxable	1,801,629	23,156	5.16%	1,396,007	17,464	5.03%
Tax-exempt(3)	86,528	1,217	5.64%	48,949	749	6.15%

Total interest-earning assets	2,414,216	27,534	4.57%	1,852,130	20,802	4.52%

Non earning assets
Cash and due from banks	29,457			26,093
Property and equipment	19,787			19,066
Goodwill andintangible assets	69,992			43,751
Interest receivable and other assets	66,751			47,945

Total nonearning assets	185,987			136,855

Total assets	$2,600,203			$1,988,985

Interest-bearing liabilities
Money market and NOW accounts	$954,897	$(655)	-0.28%	$786,783	$(516)	-0.26%
Savings deposits	72,501	(125)	-0.69%	69,647	(21)	-0.12%
Time deposits - core (4)	62,211	(52)	-0.34%	64,699	(57)	-0.35%

Total interest-bearing core deposits	1,089,609	(832)	-0.31%	921,129	(594)	-0.26%
Time deposits - noncore	104,704	(351)	-1.34%	68,536	(203)	-1.19%
Interest-bearing repurchase agreements	2,731	(1)	-0.15%	652	—	0.00%
Federal funds purchased	99	—	0.00%	1,049	(2)	-0.77%
FHLB borrowings	185,396	(553)	-1.20%	119,885	(282)	-0.95%
Subordinated debenture	34,131	(575)	-6.76%	1,499	—	0.00%
Junior subordinated debenture	11,368	(91)	-3.21%	8,248	(56)	-2.73%

Total interest-bearing wholesale funding	338,429	(1,571)	-1.86%	199,869	(543)	-1.09%

Total interest-bearing liabilities	1,428,038	(2,403)	-0.67%	1,120,998	(1,137)	-0.41%

Noninterest-bearing liabilities
Demand deposits	883,072			637,987
Interest payable and other	7,555			5,468

Total noninterest liabilities	890,627			643,455

Total liabilities	2,318,665			1,764,453
Shareholders’ equity	281,538			224,442

Total liabilities and shareholders’ equity	$2,600,203			$1,988,895

Net interest income		$25,131			$19,665

Net interest margin(1)		4.18%			4.27%

(1)	Tax-exempt securities income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $272 and $256 for the three months ended June 30, 2017, and June 30, 2016, respectively. Net interest margin was positively impacted by 5 and 6 basis points for the three months ended June 30, 2017, and June 30, 2016, respectively.
(2)	Interest income includes recognized loan origination fees of $349 and $231 for the three months ended June 30, 2017, and June 30, 2016, respectively.
(3)	Tax-exempt loan income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $426 and $262 for the three months ended June 30, 2017, and June 30, 2016, respectively. Net interest margin was positively impacted by 7 and 6 basis points for the three months ended June 30, 2017, and June 30, 2016, respectively.
(4)	Core deposits include demand, interest checking, money market, savings, and local time deposits, including local nonpublic time deposits in excess of $250.

Table I shows that earning asset yields in second quarter 2017 were 4.57%, up 5 basis points from the 4.52% recorded in second quarter 2016. The Company experienced an increase in yield on the taxable loan portfolio of 13 basis points when compared to the prior period. The increase in the yield on securities reflected more recent purchases, which were longer in maturity, while still remaining within the Company’s internal policy limits.

The cost of interest-bearing liabilities increased by 26 basis points from 0.41% in second quarter 2016 compared to 0.67% in second quarter 2017. The increase in the cost of interest-bearing liabilities was due to the issuance of the Notes at the end of the second quarter 2016, which have a stated coupon rate of 5.875%. Additionally, the costs of FHLB borrowings increased due to the rise in the cost of overnight borrowings. The rates paid on interest-bearing core deposits increased by 5 basis points, primarily due to the higher cost of the acquired Foundation deposits, which were not included in the second quarter 2016 figures.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended June 30, 2017, compared to the three months ended June 30, 2016.

Table II

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Three months ended June 30, 2017 compared to June 30, 2016 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$37	$42	$79
Federal Home Loan Bank stock	10	15	25
Securities available-for-sale:
Taxable	478	(56)	422
Tax-exempt(1)	63	(17)	46
Loans, net of deferred fees and allowance
Taxable	5,138	554	5,692
Tax-exempt(2)	577	(110)	467

Total interest-earning assets	6,303	428	6,731

Interest paid on:
Money market and NOW accounts	112	27	139
Savings deposits	1	103	104
Time deposits - core (3)	(2)	(3)	(5)

Total interest-bearing core deposits	111	127	238
Time deposits - noncore	108	40	148
Federal funds purchased	(2)	—	(2)
FHLB and FRB borrowings	156	115	271
Subordinated debenture	2	573	575
Junior subordinated debenture	21	14	35

Total interest-bearing wholesale funding	285	742	1,027

Total interest-bearing liabilities	396	869	1,265

Net interest income(1)	$5,907	$(441)	$5,466

(1)	Tax-exempt securities income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $272 and $256 for the three months ended June 30, 2017, and June 30, 2016, respectively. Net interest margin was positively impacted by 5 and 6 basis points for the three months ended June 30, 2017, and June 30, 2016, respectively.
(2)	Tax-exempt loan income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $426 and $262 for the three months ended June 30, 2017, and June 30, 2016, respectively. Net interest margin was positively impacted by 7 and 6 basis points for the three months ended June 30, 2017, and June 30, 2016, respectively.
(3)	Core deposits include demand, interest checking, money market, savings, and local time deposits, including local nonpublic time deposits in excess of $250.

The second quarter 2017 rate/volume analysis shows that net interest income increased by $5,466 over second quarter 2016. Interest income increased $6,731, while interest expense increased $1,027 in the second quarter 2017. The increase in interest income was primarily due to higher volumes, which generated an additional $6,303 in interest income. The increase in interest expense in second quarter 2017, when compared to second quarter 2016, was primarily due to an increase in the volume of non-core deposits, primarily FHLB borrowings and non-core time deposits.

Table I

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Six months ended June 30, 2017			Six months ended June 30, 2016
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$41,691	$186	0.90%	$24,387	$64	0.53%
Federal Home Loan Bank stock	8,861	76	1.73%	5,531	48	1.75%
Securities available-for-sale:
Taxable	394,100	4,495	2.30%	310,557	3,507	2.27%
Tax-exempt(1)	77,491	1,555	4.05%	71,832	1,465	4.10%
Loans, net of deferred fees and allowance(2)
Taxable	1,791,123	45,814	5.16%	1,375,771	34,698	5.07%
Tax-exempt(3)	85,340	2,386	5.64%	48,264	1,488	6.20%

Total interest earning assets	2,398,606	54,512	4.58%	1,836,342	41,270	4.52%

Non earning assets
Cash and due from banks	29,180			25,553
Property and equipment	19,950			18,762
Goodwill and intangible assets	70,122			43,681
Interest receivable and other assets	67,492			48,361

Total non earning assets	186,744			136,357

Total assets	$2,585,350			$1,972,699

Interest-bearing liabilities
Money market and NOW accounts	$984,751	$(1,336)	-0.27%	$817,328	$(1,061)	-0.26%
Savings deposits	72,315	(221)	-0.62%	68,567	(41)	-0.12%
Time deposits - core (4)	63,623	(111)	-0.35%	69,152	(123)	-0.36%

Total interest-bearing core deposits	1,120,689	(1,668)	-0.30%	955,047	(1,225)	-0.26%
Time deposits - non-core	108,833	(712)	-1.32%	66,110	(469)	-1.43%
Interest-bearing repurchase agreements	2,283	(1)	-0.09%	348	—	0.00%
Federal funds purchased	182	(1)	-1.11%	853	(4)	-0.94%
FHLB borrowings	148,102	(807)	-1.10%	84,275	(471)	-1.12%
Subordinated debenture	34,119	(1,145)	-6.77%	749	—	0.00%
Junior subordinated debenture	11,349	(188)	-3.34%	8,248	(113)	-2.76%

Total interest-bearing wholesale funding	304,868	(2,854)	-1.89%	160,583	(1,057)	-1.32%

Total interest-bearing liabilities	1,425,557	(4,522)	-0.64%	1,115,630	(2,282)	-0.41%

Noninterest-bearing liabilities
Demand deposits	873,831			627,830
Interest payable and other	7,291			6,305

Total noninterest liabilities	881,122			634,135

Total liabilities	2,306,679			1,749,765
Shareholders’ equity	278,671			222,934

Total liabilities and shareholders’ equity	$2,585,350			$1,972,699

Net interest income		$49,990			$38,988

Net interest margin(1)		4.20%			4.27%

(1)	Tax-exempt securities income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $544 and $513 for the six months ended June 30, 2017, and June 30, 2016, respectively. Net interest margin was positively impacted by 5 and 6 basis points for the six months ended June 30, 2017, and June 30, 2016, respectively.
(2)	Interest income includes recognized loan origination fees of $667 and $436 for the six months ended June 30, 2017, and June 30, 2016, respectively.
(3)	Tax-exempt loan income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $835 and $521 for the six months ended June 30, 2017, and June 30, 2016, respectively. Net interest margin was positively impacted by 7 and 6 basis points for the six months ended June 30, 2017, and June 30, 2016, respectively.
(4)	Core deposits include demand, interest checking, money market, savings, and local time deposits, including local nonpublic time deposits in excess of $250.

Table II

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Six months ended June 30, 2017 Compared to six months ended June 30, 2016 Increase (decrease) due to
	Volume	Rate	Days	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$45.00	$77.00	$—	$122.00
Federal Home Loan Bank stock	29	(1)	—	28
Securities available-for-sale:
Taxable	941	57	(10)	988
Tax-exempt(1)	115	(21)	(4)	90
Loans, net of deferred fees and allowance
Taxable	10,446	768	(98)	11,116
Tax-exempt(2)	1,140	(238)	(4)	898

Total interest earning assets	12,716	642	(116)	13,242

Interest paid on:
Money market and NOW accounts	217	61	(3)	275
Savings deposits	2	178	—	180
Time deposits - core (3)	(10)	(2)	—	(12)

Total interest-bearing core deposits	209	237	(3)	443

Time deposits - noncore	302	(58)	—	244
Federal funds purchased	(3)	—	—	(3)
FHLB borrowings	356	(18)	(2)	336
Subordinated debenture	—	1,148	(3)	1,145
Junior subordinated debenture	42	33	—	75

Total interest-bearing wholesale funding	697	1,105	(5)	1,797

Total interest-bearing liabilities	906	1,342	(8)	2,240

Net interest income(1)	$11,810	$(700)	$(108)	$11,002

(1)	Tax-exempt securities income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $544 and $513 for the six months ended June 30, 2017, and June 30, 2016, respectively. Net interest margin was positively impacted by 5 and 6 basis points for the six months ended June 30, 2017, and June 30, 2016, respectively.
(2)	Tax-exempt loan income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $835 and $521 for the six months ended June 30, 2017, and June 30, 2016, respectively. Net interest margin was positively impacted by 7 and 6 basis points for the six months ended June 30, 2017, and June 30, 2016, respectively.
(3)	Core deposits include demand, interest checking, money market, savings, and local time deposits, including local nonpublic time deposits in excess of $250.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the three and six months ended June 30, 2017 and 2016:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Balance, beginning of period	$22,612	$17,596	$22,454	$17,301
Provision charged to income	2,475	1,950	3,375	2,195
Loans charged against allowance	(1,693)	(668)	(2,483)	(668)
Recoveries credited to allowance	57	249	105	299

Balance, end of period	$23,451	$19,127	$23,451	$19,127

The Company recorded $2,475 in provision for loan losses during the second quarter 2017, which was primarily reflects the replenishment of the loan loss reserve due to two charge-offs that occurred during the quarter, which were offset by small recoveries. The Company’s classified assets at June 30, 2017 were 18.02% of tier 1 capital, compared to 23.51% of regulatory capital at December 31, 2016.

For the three months ended June 30, 2017, the Company recorded net loan charge offs of $1,636 compared to $418 for the same period in 2016. This was primarily related to two charge-offs, one of which totaled approximately $1.6 million from the dental loan portfolio.

The allowance for loan losses for outstanding loans at June 30, 2017 was $23,451, or 1.22% of outstanding loans, compared to 1.21% and 1.29% of outstanding loans at December 31, 2016 and June 30, 2016, respectively. The allowance as a percentage of outstanding loans also included loans acquired through merger transactions, which were booked net of their credit related fair value adjustment and were only included in the allowance for loan losses to the extent their credit impairment exceeded the remaining credit related fair value discount. At June 30, 2017, the Company had a total of $6,181 of credit related fair value adjustment assigned to acquired loans. The balance of these acquired loans totaled $306,599, before the credit and interest rate fair value adjustments. When acquired loans with an assigned credit fair value mark are excluded from outstanding loans, the allowance for loan losses of $23,451 as a percentage of organic loans outstanding was 1.44% as of June 30, 2017. The allowance as a percentage of nonperforming loans, net of government guarantees, was 281.80% at June 30, 2017, compared to 236.88% and 1,172.72% at December 31, 2016, and June 30, 2016, respectively.

At June 30, 2017, $9,231 of loans (net of government guarantees) were classified as impaired. A specific allowance of $468 (included in the ending allowance at June 30, 2017) was assigned to these loans. That compares to impaired loans of $10,567 and a specific allowance assigned of $736 at December 31, 2016.

Total nonperforming assets, net of government guarantees, were $18,482, or 0.71% of total assets, at June 30, 2017, down $3,065 from December 31, 2016, as the Company continued to resolve problem loans and negotiated the sale of an OREO property during the second quarter 2017. At June 30, 2017, nonperforming assets consisted of $8,322 in nonaccrual loans (net of government guarantees), no loans were 90 days past due and still accruing interest, and there was $10,160 of OREO.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more, including purchased credit impaired loans that are on nonaccrual status or past due 90 days or more, and other real estate owned for the periods covered in this report:

Nonperforming Assets and Asset Quality Ratios

	June 30,	December 31,	June 30,
	2017	2016	2016
NONPERFORMING ASSETS
Nonaccrual loans
Real estate loans
Multi-family residential	$—	$—	$—
Residential 1-4 family	152	1,294	408
Owner-occupied commercial	1,881	1,605	1,662
Nonowner-occupied commercial	3,223	3,374	727

Total permanent real estate loans	5,256	6,273	2,797
Construction loans
Multi-family residential	—	—	—
Residential 1-4 family	—	—	—
Commercial real estate	—	—	—
Commercial bare land and acquisition & development	—	—	—
Residential bare land and acquisition & development	—	—	—

Total construction real estate loans	—	—	—

Total real estate loans	5,256	6,273	2,797
Commercial loans	5,276	5,560	1,501

Total nonaccrual loans	10,532	11,833	4,298
90-days past due and accruing interest	—	—	—
Total nonperforming loans	10,532	11,833	4,298
Nonperforming loans guaranteed by government	(2,210)	(2,354)	(2,667)

Net nonperforming loans	8,322	9,479	1,631
Other real estate owned	10,160	12,068	12,108

Total nonperforming assets, net of guaranteed loans	$18,482	$21,547	$13,739

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of total loans outstanding	1.22%	1.21%	1.29%
Allowance for loan losses as a percentage of total nonperforming loans, net of government guarantees	281.80%	236.88%	1172.72%
Net loan charge offs (recovery) as a percentage of average loans, annualized	0.27%	-0.01%	0.12%
Net nonperforming loans as a percentage of total loans	0.43%	0.51%	0.11%
Nonperforming assets as a percentage of total assets	0.71%	0.85%	0.68%
Consolidated classified asset ratio(1)	18.02%	23.51%	20.81%

(1)	Consolidated classified asset ratio is defined as the sum of all loan-related contingent liabilities and loans internally graded substandard or worse (net of government guarantees), adversely classified securities, and other real estate owned, divided by total consolidated Tier 1 capital plus the allowance for loan losses.

Other real estate owned at June 30, 2017, consisted of four properties. One of the properties, a commercial land development project valued at $9,839, comprised 96.84% of the total other real estate owned category. The Company has actively marketed this property; however, the location and nature of the commercial land development property make it susceptible to possible future valuation write-downs as it is appraised on an annual basis, or as facts or circumstances change.

Noninterest Income

	Noninterest Income Summary
	Three months ended			Six months ended
	June 30,	June 30,	Change	June 30,	June 30,	Change
	2017	2016		$2017	2016	$
Service charges on deposit accounts	$738	$688	$50	$1,433	$1,381	$52
Bankcard income	330	294	36	630	585	45
Bank-owned life insurance income	226	145	81	448	291	157
Net gain on sale of investment securities	—	71	(71)	—	309	(309)
Impairment losses on investment securities (OTTI)	—	—	—	(1)	(17)	16
Other noninterest income	1,216	549	667	2,152	1,008	1,144

	$2,510	$1,747	$763	$4,662	$3,557	$1,105

For the three months ended June 30, 2017, noninterest income was $2,510, up $763 or 43.67% from the same period last year. The increase in noninterest income in second quarter 2017, when compared to the same period last year, was primarily due to an increase in other noninterest income of $667, primarily attributable to recoveries on acquired loans, which was partially offset by a reduction in gains on sales of securities.

Noninterest Expense

	Noninterest Expense Summary
	Three months ended			Six months ended
	June 30,	June 30,	Change	June 30,	June 30,	Change
	2017	2016		$2017	2016	$
Salaries and employee benefits	$8,821	$8,005	$816	$18,276	$15,564	$2,712
Property and equipment	1,278	1,087	191	2,606	2,202	404
Data processing	1,053	893	160	2,074	1,758	316
Legal and professional services	533	1,140	(607)	1,213	1,752	(539)
Business development	506	516	(10)	980	1,032	(52)
FDIC insurance assessment	343	286	57	692	574	118
Other real estate expense, net	(146)	(113)	(33)	(28)	(103)	75
Merger related expense	320	1,978	(1,658)	1,253	1,978	(725)
Other noninterest expense	1,286	1,140	146	2,392	2,183	209

	$13,994	$14,932	$(938)	$29,458	$26,940	$2,518

For the three months ended June 30, 2017, noninterest expense was $13,994, a decrease of $938 or 6.28% over the prior year. A decrease in merger related expense accounted for a $1,658 reduction in noninterest expense. Merger expenses in 2016 relate to Pacific Continental’s acquisition of Foundation Bank, which closed in third quarter 2016. Merger related expenses in 2017 relate to Columbia Banking System’s acquisition of Pacific Continental Bank. The merger related expense decrease was partially offset by an increase in salaries and employee benefits expense of $816 or 10.19%. The increase in salaries and benefits expense was partially due to employees acquired through the acquisition of Foundation Bancorp, Inc. who became employees of the Bank following the closing of that transaction in third quarter 2016, and were not reflected as expense in first or second quarter 2016.

BALANCE SHEET

Loans

A summary of outstanding loans by market at June 30, 2017, December 31, 2016, and June 30, 2016, follows:

	Period Ended
	June 30,	December 31,	June 30,
	2017	2016	2016
Eugene market gross loans, period-end	$465,789	$442,556	$396,260
Portland market gross loans, period-end	780,597	747,037	697,664
Puget Sound market gross loans, period-end	394,068	405,843	141,788
National healthcare gross loans, period-end	282,838	264,351	250,391

Total gross loans, period-end	$1,923,292	$1,859,787	$1,486,103

During second quarter 2017, the Company experienced lower loan growth than typical, however this was expected given the market disruption caused by the pending merger with Columbia Banking Systems. Outstanding gross loans at June 30, 2017, were $1,923,292, up $63,505 over December 31, 2016, outstanding loans. Annualized loan growth was 6.89% and represented an expansion in core lending segments, including real estate loans and commercial loans.

Outstanding loans to dental professionals, which are comprised of both local and national loans, at June 30, 2017 totaled $387,358, or 20.14% of the loan portfolio, compared to $377,478, or 20.30% of the loan portfolio, at December 31, 2016. The Company’s national dental loans increased by $9,086 from December 31, 2016 and were represented in 45 states by the end of the second quarter. In addition to national growth, the Company saw growth in the local dental market, with the portfolio growing $794 from year-end 2016, which was primarily due to a slowdown of prepayments and an increase in production in the Company’s Portland Market local lending. At June 30, 2017, $4,879, or 1.26% of the outstanding dental loans, were supported by government guarantees. Loans to dental professionals include loans for such purposes as starting up a practice, acquisition of a practice, equipment financing, owner-occupied facilities, and working capital. National dental loans are limited only to acquisition of a seasoned practice by experienced dental professionals, practice refinances and owner-occupied real estate loans. Additional data on the Company’s dental loan portfolio and the credit quality of this portfolio can be found in Note 4 of the Notes to Consolidated Financial Statements in this report.

In addition to loan growth in the dental industry, growth was also experienced in the non-dental healthcare field, which includes loans to physicians, veterinarians, optometrists, and medical specialists. This portfolio grew by $15,332 over year-end 2016 to $157,338 as of June 30, 2017. The Company saw expansion in veterinary practice acquisition financing and nursing/residential care facility owner-occupied real estate financing.

All loans to related parties were made in the ordinary course of business and on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the Company.

Detailed credit quality data on the entire loan portfolio can be found in Note 3 of the Notes to Consolidated Financial Statements in this report.

Securities

At June 30, 2017, the balance of securities available-for-sale was $470,004, down $992 from December 31, 2016. At June 30, 2017, the portfolio had an unrealized pre-tax loss of $1,120, compared to an unrealized pre-tax loss of $3,886, at December 31, 2016. The average life and duration of the portfolio at June 30, 2017 and December 31, 2016, was 4.6 years and 4.9 years, respectively. At June 30, 2017, $28,810 of the securities portfolio was pledged as collateral for public deposits in Oregon and Washington and for repurchase agreements.

The Company continued to structure the portfolio to provide consistent cash flow and reduce the market value volatility of the portfolio in a rising rate environment in light of the Company’s current neutral rate-sensitive position. The portfolio is structured to generate sufficient cash flow to allow reinvestment at higher rates should interest rates move up or to fund loan growth in future periods. Given the pending merger with Columbia Bank and the resulting slowdown in loan growth, management’s current strategy has been to reinvest cash flows into similar structured investments, rather than seek to grow the portfolio at this time.

At June 30, 2017, $1,659, or 0.35% of the total securities portfolio, was composed of private-label mortgage-backed securities. Management booked OTTI on this portion of the portfolio totaling $271 on a cumulative basis. Management reviews monthly all available information, including current and projected default rates and current and projected loss severities, related to the collectability of its potentially impaired investment securities to determine if an additional OTTI is required. Recognition of additional OTTI on the private-label mortgage-backed portion of the portfolio is possible in future quarters depending upon economic conditions, default rates on home mortgages, loss severities on foreclosed homes, unemployment levels, and home values.

In management’s opinion, the remaining securities in the portfolio in an unrealized loss position were considered only temporarily impaired at quarter-end. At June 30, 2017, the Company had no intent, nor was it more likely than not that it would be required, to sell its impaired securities before their recovery. The impairment was due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities resulted from current economic conditions. Although yields on these securities may be below market rates during the period, no loss of principal was expected at June 30, 2017.

Goodwill and Intangible Assets

At June 30, 2017, the Company had the following goodwill and core deposit intangibles (“CDI”) associated with prior bank acquisitions:

	June 30, 2017
	Foundation Bank	Capital Pacific Bank	Century Bank	Northwest Business Bank	Total
Goodwill	$21,374	$17,145	$851	$22,031	$61,401
CDI	5,282	2,853	312	—	8,447

	$26,656	$19,998	$1,163	$22,031	$69,848

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

Deposits

Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and nonpublic local time deposits, including nonpublic local time deposits in excess of $250, were $2,006,568 and represented 95.31% of total deposits at June 30, 2017. On a linked quarter basis, core deposits increased $39,302. The increase was partially attributable to “normal course” fluctuations in both our large depositor and small depositor portfolios. A key component of core deposits is noninterest-bearing demand deposits, which totaled 886,556 and represented 44.18% of core deposits at June 30, 2017. The weighted average cost of core deposits, when factoring in non-interest bearing core deposits, for the second quarter 2017 was 0.17%.

A summary of outstanding core deposits and average core deposits by market and wholesale funding classified as non-core deposits at June 30, 2017, December 31, 2016, and June 30, 2016, follows:

	Period Ended
	June 30, 2017	March 31, 2017	December 31, 2016	June 30, 2016
Eugene market core deposits, period-end(1)	$745,050	$770,468	$815,674	$712,061
Portland market core deposits, period-end(1)	678,193	625,676	630,806	590,880
Puget Sound market core deposits, period-end(1)	583,325	571,122	588,587	205,078

Total core deposits, period-end(1)	2,006,568	1,967,266	2,035,067	1,508,019
Non-core deposits, period-end	98,733	113,000	113,036	92,113

Total deposits, period-end	$2,105,301	$2,080,266	$2,148,103	$1,600,132

	Three Months Ended
	June 30, 2017	March 31, 2017	December 31, 2016	June 30, 2016
Eugene market core deposits, average(1)	$742,021	$806,369	$770,123	$738,435
Portland market core deposits, average(1)	651,525	630,962	644,037	624,490
Puget Sound market core deposits, average(1)	579,135	579,268	590,865	196,281

Total core deposits, average(1)	1,972,681	2,016,599	2,005,025	1,559,206
Non-core deposits, average	104,705	113,007	114,091	68,536

Total deposits, average	$2,077,386	$2,129,606	$2,119,116	$1,627,742

(1)	Core deposits include all demand, savings, money market, interest checking accounts, plus all nonpublic local time deposits including local time deposits in excess of $250.

Other Deposits

The Company uses public and brokered deposits to provide short-term and long-term funding sources. The Company defines short-term as having a contractual maturity of less than one year. The Company uses brokered deposits to help mitigate interest rate risk in a rising rate environment.

Below is a schedule detailing public and brokered deposits by type, including weighted average rate and weighted average maturity.

Non-Core Deposit Summary

	June 30, 2017			June 30, 2016
	Balance	Weighted average rate	Weighted average maturity	Balance	Weighted average rate	Weighted average maturity
	(dollars in thousands)			(dollars in thousands)
<3 Months	$16,603	1.16%	76 Days	$30,158	0.60%	44 Days
3-6 Months	1,603	0.87%	142 Days	102	0.40%	117 Days
6-12 Months	9,631	1.03%	318 Days	414	0.31%	258 Days
>12 Months	70,896	1.29%	3.02 Years	61,439	1.38%	3.88 Years

	$98,733			$92,113

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

At June 30, 2017, the Company held $9,804 of stock in the FHLB of Des Moines. The FHLB stock is broken into two classes: membership and activity. The membership class is based on asset size and the Company is required to be a member of the FHLB. The amount of membership stock held at June 30, 2017 was $3.0 million and is updated in the first quarter of each year. The activity stock outstanding at June 30, 2017 totaled $6.8 million; however, it is subject to fluctuation on a daily basis based on outstanding borrowings. At June 30, 2017, membership stock paid dividends at 1.00% annually and activity stock paid dividends at 3.50% annually. Both classes of FHLB stock are included in the asset section of the Company’s balance sheet.

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

The Company had an additional $8,248 in junior subordinated debentures, which were issued in conjunction with the 2005 acquisition of Northwest Business Bank. These debentures had an interest rate of 6.265% that was fixed until January 2011, after which the rate changed to a floating rate of three-month LIBOR plus 135 basis points. On April 22, 2013, the Company entered into a cash flow hedge on $8,000 of the trust preferred securities, swapping the variable interest rate for a fixed rate of 2.73% for approximately seven years. In January 2017, the Company terminated the cash flow hedge associated with the swap and recognized a gain of $77. The $8,000 of the Northwest Business Bank junior subordinated debentures qualifies as Tier 1 capital under regulatory capital guidelines.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law which, among other things, limits the ability of certain bank holding companies to treat trust preferred security debt issuances, such as the Foundation Debenture and the Debenture, as Tier 1 capital. Under final rules adopted by the Federal Reserve and the other U.S. Federal banking agencies, our trust preferred securities will remain as Tier 1 capital since total assets of the Company are less than $15 billion. Additional information regarding these final capital rules is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” of this report , Part I, Item 1, “Business-Supervision and Regulation – Capital Adequacy” of our 2016 Form 10-K, and in Part II, Item 1A “Risk Factors” of our 2016 Form 10-K under the heading “We operate in a highly regulated environment and the effects of recent and pending federal legislation or of changes in, or supervisory enforcement of, banking or other laws and regulations could adversely affect us.”

Additional information regarding the terms of the cash flow hedge is included in Note 10 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Capital Resources

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the issuance of new stock or other equity securities whether through stock offerings or through the exercise of equity awards. Capital formation allows the Company to grow assets and provides flexibility in times of adversity. Shareholders’ equity at June 30, 2017 was $284,130, up $10,375 from December 31, 2016. The increase in shareholders’ equity was primarily due to a reduction in the unrealized loss on the investment portion combined with retention of a portion of income earned during second quarter 2017.

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

The Company’s common equity Tier 1 capital ratio, Tier 1 risk based capital ratio, total risk based capital ratio, and Tier 1 leverage capital ratio were 9.68%, 10.27%, 12.88% and 9.04%, respectively, at June 30, 2017, with all capital ratios for the Company above the minimum regulatory designations and the Company’s internal capital policy thresholds. For additional information regarding the Company’s regulatory capital levels, see Note 12 in Notes to Consolidated Financial Statements in Part I, Item I of this report.

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

On April 18, 2017, the Board of Directors approved a regular quarterly cash dividend of $0.11 per share payable to shareholders on May 25, 2017. Subsequent to the end of the second quarter 2017, on July 17, 2017, the Board of Directors approved a regular quarterly cash dividend of $0.11 per share payable to shareholders on August 7, 2017.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Company commits to extensions of credit and issues letters of credit. The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2017, the Company had $377,267 in commitments to extend credit, up from $352,361 at December 31, 2016.

Letters of credit written are conditional commitments issued by the Company to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At June 30, 2017, the Company had $3,010 in letters of credit and financial guarantees outstanding.

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

Core deposits at June 30, 2017, were $2,006,568 and represented 95.31% of total deposits. Core deposits at June 30, 2017, were down $28,499 from December 31, 2016. The Company experienced an increase in outstanding loans of $63,505 and a decrease in core deposits during the same time period. Organic loan growth was primarily funded through additional FHLB advances due to the reduction in core deposits. It is anticipated that core deposit growth and cash flows from the securities portfolio will provide sufficient funding for any potential loan growth experienced through the close of the pending merger with Columbia Bank. The securities portfolio represented 18.00% of total assets at June 30, 2017. At June 30, 2017, $28,810 of the securities portfolio was pledged to support public deposits and repurchase agreements, leaving $441,194 of the securities portfolio unencumbered and available-for-sale. In addition, at June 30, 2017, the Company had $25,700 of government guaranteed loans that could be sold in the secondary market to support the Company’s liquidity position.

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

At June 30, 2017, the Company had secured borrowing lines with the FHLB and the FRB, along with unsecured borrowing lines with various correspondent banks, totaling $892,457. The Company’s secured lines with the FHLB and FRB were limited by the amount of collateral pledged. At June 30, 2017, the Company had pledged $652,115 in discounted collateral value in commercial real estate loans, first and second lien single-family residential loans, multi-family loans, and securities to the FHLB. Additionally, certain commercial and commercial real estate loans with a discounted value of $86,342 were pledged to the FRB under the Company’s Borrower-In-Custody program. The Company’s unsecured correspondent bank lines totaled $154,000. At June 30, 2017, the Company had $169,000 in borrowings outstanding from the FHLB, no borrowings outstanding with the FRB, and no borrowings on its overnight correspondent bank lines, leaving a total of $723,457 available on its secured and unsecured borrowing lines as of such date.

Net cash provided by operating activities was $20,045 during the first half of 2017. During the same period, cash of $67,322 was used in investing activities, consisting principally of a net loan principal increase of $66,066 and net purchases of securities of $1,163. Cash provided by financing activities during the first six months of 2017 was $55,717. Additional information on the Company’s cash flows can be reviewed in the Consolidated Statement of Cash Flows in Part I, Item I of this report.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended June 30, 2017, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As is the case with many banks, our profitability is dependent to a large extent upon our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect, and has in past years, impacted, our net interest margin, and, in turn, our profitability. This impact could result in a decrease in our interest income relative to interest expense. Increases in interest rates may also adversely impact the value of our securities investment portfolio. At June 30, 2017, our balance sheet was liability sensitive, and an increase in interest rates could cause our net interest margin and our net interest income to decline. Since the financial crisis of 2008, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the Federal Reserve has pursued highly accommodative monetary policies (including a very low Federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities) in an effort to facilitate growth in the U.S. economy and a reduction in levels of unemployment. This environment has placed downward pressure on the net interest margins of U.S. banks, including the Bank. In December 2015, the Federal Reserve raised the target range for the federal funds rate from  1⁄4 to  1⁄2 percent. The Federal Reserve further indicated future policy actions to normalize interest rates will depend upon progress towards its objectives of maximum employment and two percent inflation, although the stance of monetary policy remains accommodative, and, even after employment and inflation are near its objectives, economic conditions may warrant for some time keeping the target federal funds rate below longer-term normal levels. The Federal Reserve also indicated that it intended to continue its policy of holding longer-term agency and Treasury securities at sizeable levels to help maintain accommodative financial conditions. In September 2016, the Federal Reserve decided to keep the target range for the federal funds rate at  1⁄4 to  1⁄2 percent, noting that, while the case for an increase in the federal funds rate has strengthened, it decided to wait for further evidence of continued progress towards its objectives. In March 2017, the Federal Reserve raised the target range for the federal funds rate from  3⁄4 to 1 percent. In June 2017, the Federal Reserve raised the target range for the federal funds rate to a target range of 1 percent to 1.25 percent. The degree to which the Federal Reserve will continue its accommodative monetary policies, and the timing of any easing of those policies, will depend upon the Federal Reserve’s judgments regarding labor market conditions and the overall economic outlook, and are, therefore, subject to continuing uncertainty.

Company Factors

We have a significant concentration in loans to dental professionals, and loan concentrations within one industry may create additional risk.

Bank regulatory authorities and investors generally view significant loan concentrations within any particular industry as carrying higher inherent risk than a loan portfolio without any significant concentration in one industry. We have a significant concentration of loans to dental professionals which represented 20.14% in principal amount of our total loan portfolio at June 30, 2017 (see Note 4 in the Notes to Consolidated Financial Statements included in this Form 10-Q). While we apply credit practices which we believe to be prudent to these loans as well as all the other loans in our portfolio, due to our concentration in dental lending, we are exposed to the general risks of industry concentration, which include adverse market factors impacting that industry alone or disproportionately to other industries. In addition, bank regulatory authorities may in the future require us to limit additional lending in the dental industry if they have concerns that our concentration in that industry creates significant risks, which in turn could limit our ability to pursue new loans in an area where we believe we currently have a competitive advantage.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At June 30, 2017, our nonperforming loans (which include all nonaccrual loans, net of government guarantees) were 0.43% of the loan portfolio. At June 30, 2017, our nonperforming assets (which include foreclosed real estate) were 0.71% of total assets. Nonperforming loans and assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur losses relating to nonperforming assets. We generally do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, less estimated selling expenses, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. Any significant future increase in nonperforming assets could have a material adverse effect on our business, financial condition and results of operations.

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

PACIFIC CONTINENTAL CORPORATION
(Registrant)

Dated	August 9, 2017	/s/ Roger Busse

Roger Busse
President and Chief Executive Officer
(Duly Authorized Officer; Principal Executive Officer)

Dated	August 9, 2017	/s/ Richard R. Sawyer

Richard R. Sawyer
Executive Vice President and Chief Financial Officer (Duly Authorized Officer; Principal Financial and Accounting Officer)