Form 10-Q
period 2017-09-30
PACIFIC CONTINENTAL CORP
filed 2017-11-01
CIK 1084717

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

COMMISSION FILE NUMBER: 0-30106

PACIFIC CONTINENTAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

OREGON	93-1269184
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No)

111 West 7th Avenue Eugene, Oregon	97401
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock outstanding as of October 31, 2017 was 22,772,483.

PACIFIC CONTINENTAL CORPORATION

FORM 10-Q

QUARTERLY REPORT

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

Pacific Continental Corporation and Subsidiary

Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$27,748	$30,154
Interest-bearing deposits with banks	42,530	36,959

Total cash and cash equivalents	70,278	67,113

Securities available-for-sale	453,660	470,996
Loans, net of deferred fees	1,882,842	1,857,767
Allowance for loan losses	(23,363)	(22,454)

Net loans	1,859,479	1,835,313
Interest receivable	6,502	7,107
Federal Home Loan Bank stock	7,084	5,423
Property and equipment, net of accumulated depreciation	19,302	20,208
Goodwill and intangible assets	68,969	70,382
Deferred tax asset	11,281	12,722
Other real estate owned	9,900	12,068
Bank-owned life insurance	35,840	35,165
Other assets	4,328	4,940

Total assets	$2,546,623	$2,541,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$906,015	$858,996
Savings and interest-bearing checking	1,055,648	1,110,224
Core time deposits	54,625	65,847

Total core deposits	2,016,288	2,035,067

Other deposits	81,869	113,036

Total deposits	2,098,157	2,148,103
Securities sold under agreements to repurchase	2,031	1,966
Federal Home Loan Bank borrowings	101,000	65,000
Subordinated debentures	34,167	34,096
Junior subordinated debentures	11,428	11,311
Accrued interest and other payables	9,262	7,206

Total liabilities	2,256,045	2,267,682

Shareholders’ equity
Common stock, no par value, shares authorized: 50,000,000; shares issued and outstanding: 22,772,400 at September 30, 2017, and 22,611,535 at December 31, 2016	205,961	205,584
Retained earnings	85,286	70,486
Accumulated other comprehensive loss	(669)	(2,315)

	290,578	273,755

Total liabilities and shareholders’ equity	$2,546,623	$2,541,437

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest and dividend income
Loans	$23,916	$20,145	$71,282	$55,810
Taxable securities	2,247	1,995	6,819	5,551
Tax-exempt securities	498	482	1,510	1,435
Interest-bearing deposits with banks	149	40	335	104

	26,810	22,662	79,946	62,900

Interest expense
Deposits	1,216	984	3,597	2,678
Federal Home Loan Bank borrowings	398	286	1,205	758
Subordinated debentures	590	553	1,735	553
Junior subordinated debentures	105	66	293	179
Federal funds purchased	—	2	1	6

	2,309	1,891	6,831	4,174

Net interest income	24,501	20,771	73,115	58,726

Provision for loan losses	350	1,380	3,725	3,575

Net interest income after provision for loan losses	24,151	19,391	69,390	55,151

Noninterest income
Service charges on deposit accounts	686	717	2,119	2,099
Bankcard income	338	314	968	899
Bank-owned life insurance income	226	172	675	463
Net gain on sale of investment securities	—	—	—	309
Impairment losses on investment securities (OTTI)	(7)	(2)	(9)	(19)
Other noninterest income	645	718	2,797	1,726

	1,888	1,919	6,550	5,477

Noninterest expense
Salaries and employee benefits	7,554	7,520	25,830	23,084
Property and equipment	1,323	1,202	3,929	3,404
Data processing	1,062	924	3,137	2,682
Legal and professional services	576	569	1,789	2,321
Business development	319	460	1,299	1,492
FDIC insurance assessment	297	273	989	848
Other real estate expense (income)	48	71	20	(32)
Merger related expense	176	1,767	1,429	3,745
Other noninterest expense	1,453	1,039	3,846	3,222

	12,808	13,825	42,268	40,766

Income before provision for income taxes	13,231	7,485	33,672	19,862
Provision for income taxes	4,606	2,634	11,370	6,946

Net income	$8,625	$4,851	$22,302	$12,916

Earnings per share
Basic	$0.38	$0.24	$0.98	$0.65

Diluted	$0.38	$0.23	$0.97	$0.64

Weighted average shares outstanding
Basic	22,772,393	20,511,392	22,719,181	19,940,709
Common stock equivalents attributable to stock-based awards	167,018	165,572	162,032	154,813

Diluted	22,939,411	20,676,964	22,881,213	20,095,522

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$8,625	$4,851	$22,302	$12,916

Other comprehensive income:
Available-for-sale securities:
Unrealized gain (loss) arising during the period	17	(1,929)	2,781	5,397
Reclassification adjustment for gains realized in net income	—	—	—	(309)
Other than temporary impairment	7	2	9	19
Income tax effects	(9)	751	(1,088)	(1,991)
Derivative agreements—cash flow hedge			—
Unrealized gain (loss) arising during the period	—	160	(14)	(944)
Reclassification adjustment for gains realized in net income	—	—	35	—
Income tax effects	—	(62)	(77)	368

Total other comprehensive income (loss), net of tax	15	(1,078)	1,646	2,540

Total comprehensive income	$8,640	$3,773	$23,948	$15,456

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share, and per share amounts)

(Unaudited)

	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance, December 31, 2015	19,604,182	$156,099	$59,693	$2,699	$218,491

Net income			19,776		19,776
Other comprehensive loss, net of tax				(5,014)	(5,014)

Comprehensive income					14,762

Stock issuance and related tax benefit	153,991	734			734
Stock issued through acquisition	2,853,362	47,794			47,794
Share-based compensation expense		1,853			1,853
Vested employee RSUs and SARs surrendered to cover tax consequences		(896)			(896)
Cash dividends ($0.44 per share)			(8,983)		(8,983)

Balance, December 31, 2016	22,611,535	$205,584	$70,486	$(2,315)	$273,755

Net income			22,302		22,302
Other comprehensive income, net of tax				1,646	1,646

Comprehensive income					23,948

Stock issuance	160,865	861			861
Share-based compensation expense		1,042			1,042
Vested employee RSUs and SARs surrendered to cover tax consequences		(1,526)			(1,526)
Cash dividends ($.33 per share)			(7,502)		(7,502)

Balance, September 30, 2017	22,772,400	$205,961	$85,286	$(669)	290,578

See accompanying notes.

Pacific Continental Corporation and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$22,302	$12,916
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization, net of accretion	5,947	4,919
Deferred income taxes	(1)	3
Bank-owned life insurance income	(675)	(469)
Share-based compensation	1,192	1,427
Provision for loan losses	3,725	3,575
Gain on sale of investment securities	—	(309)
Valuation adjustment on foreclosed assets	—	162
Gain on sale of foreclosed assets	(91)	(302)
Other than temporary impairment on investment securities	9	19
Change in:
Interest receivable	605	698
Deferred loan fees	(169)	381
Accrued interest payable and other liabilities	2,094	(1,991)
Other assets	1,520	(1,073)

Net cash provided by operating activities	36,458	19,956

Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale investment securities	41,529	135,319
Purchase of available-for-sale investment securities	(25,308)	(160,943)
Net loan principal originations	(27,905)	(133,405)
Proceeds from sale of foreclosed assets	2,442	1,371
Net purchase of property and equipment	(342)	(2,196)
(Purchase) Redemption of Federal Home Loan Bank stock	(1,661)	1,097
Cash consideration received, net of cash acquired in merger	—	43,855

Net cash used by investing activities	(11,245)	(114,902)

Cash flows from financing activities:
Change in deposits	(49,946)	169,032
Change in repurchase agreements	65	1,036
Change in Federal Home Loan Bank short-term borrowings	36,000	(19,500)
FHLB term advances paid off	—	(12,500)
Proceeds from stock options exercised	861	620
Excess tax benefit from stock options exercised	—	41
Proceeds from subordinated debenture issuance	—	34,072
Dividends paid	(7,502)	(6,497)
Vested employee RSUs and SARs surrendered to cover tax consequences	(1,526)	(861)

Net cash (used)/provided by financing activities	(22,048)	165,443

Net change in cash and cash equivalents	3,165	70,497
Cash and cash equivalents, beginning of period	67,113	36,675

Cash and cash equivalents, end of period	$70,278	$107,172

Supplemental information:
Noncash investing and financing activities:
Transfer of loans to other real estate owned	$183	$958
Change in fair value of securities, net of deferred income taxes	$(1,187)	$3,116
Change in fair value of cash flow hedge, net of deferred income taxes	$—	$(576)

Cash paid during the period for:
Income taxes	$9,098	$7,667
Interest	$6,336	$3,653

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

On January 9, 2017, Pacific Continental Corporation entered into a definitive agreement to merge with Columbia Banking System, Inc., headquartered in Tacoma, Washington (“Columbia”). Upon completion of the merger, the combined company will operate under the Columbia Bank name and brand. The agreement was approved by the Board of Directors of each company. Closing of the transaction, which occurred on November 1, 2017 was contingent on satisfaction of customary closing conditions.

Certain amounts contained in the prior period consolidated financial statements have been reclassified where appropriate to conform to the financial statement presentation used in the current period. These reclassifications had no effect on previously reported net income, earnings per share or retained earnings.

NOTE 1—BASIS OF PRESENTATION

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

NOTE 2 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair values of securities available-for-sale at September 30, 2017, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Percentage of Portfolio
Unrealized Loss Positions
Obligations of U.S. government agencies	$2,000	$—	$(25)	$1,975	0.44%
Obligations of states and political subdivisions	27,060	—	(513)	26,547	5.85%
Private-label mortgage-backed securities	10	—	—	10	0.00%
Mortgage-backed securities	233,868	—	(4,113)	229,755	50.64%
SBA pools	19,649	—	(298)	19,351	4.27%

	$282,587	$—	$(4,949)	$277,638	61.20%

Unrealized Gain Positions
Obligations of U.S. government agencies	$23,270	$425	$—	$23,695	5.22%
Obligations of states and political subdivisions	81,446	2,481	—	83,927	18.50%
Private-label mortgage-backed securities	1,309	199	—	1,508	0.33%
Mortgage-backed securities	48,558	552	—	49,110	10.83%
SBA pools	17,586	196	—	17,782	3.92%

	$172,169	$3,853	$—	$176,022	38.80%

	$454,756	$3,853	$(4,949)	$453,660	100.00%

At September 30, 2017, the Bank held 469 investment securities, of which 167 were in unrealized loss positions. Unrealized losses existed on certain securities classified as obligations of U.S. government agencies, private-label mortgage-backed securities, mortgage-backed securities, SBA pools and obligations of states and political subdivisions. The unrealized losses on all securities are deemed to be temporary, as these securities retain strong credit ratings, continue to perform adequately, and are backed by various government sponsored enterprises. These decreases in fair value are associated with the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities has resulted from changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2017.

The following table presents a summary of securities in a continuous unrealized loss position at September 30, 2017:

	Securities in Continuous Unrealized Loss Position for Less Than 12 Months	Gross Unrealized Loss on Securities in Loss Position for Less Than 12 Months	Securities in Continuous Unrealized Loss Position for 12 Months or Longer	Gross Unrealized Loss on Securities in Loss Position for 12 Months or Longer
Obligations of U.S. government agencies	$1,975	$(25)	$—	$—
Obligations of states and political subdivisions	12,204	(152)	14,343	(361)
Private-label mortgage-backed securities	10	—	—	—
Mortgage-backed securities	171,984	(2,580)	57,771	(1,533)
SBA pools	7,949	(102)	11,402	(196)

	$194,122	$(2,859)	$83,516	$(2,090)

On a monthly basis, management reviews all private-label mortgage-backed securities for the presence of other than temporary impairment (“OTTI”). The Bank recorded $9 and $19 of OTTI during the nine months ended September 30, 2017 and 2016, respectively, with $7 and $2 of additional OTTI booked during the three months ended September 30, 2017 and 2016, respectively. Management’s evaluation included the use of independently-generated third-party credit surveillance reports that analyze the loans underlying each security. These reports include estimates of default rates and severities, life collateral loss rates and static voluntary prepayment assumptions to generate estimated cash flows at the individual security level. Additionally, management considered factors such as downgraded credit ratings, severity and duration of the impairments, the stability of the issuers and any discounts paid when the securities were purchased. Management has considered all available information related to the collectability of the impaired investment securities and believes that the estimated credit loss is appropriate.

Following is a tabular roll-forward of the aggregate amount of credit-related OTTI at the beginning and end of the periods presented along with the amounts recognized in earnings during the three months and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Balance, beginning of period:	$272	$266	$270	$249
Additions:
Initial OTTI credit loss	7	2	9	19

Balance, end of period:	$279	$268	$279	$268

At September 30, 2017, nine of the Company’s private-label mortgage-backed securities, with an aggregate amortized cost of $1,055, were classified as substandard as their underlying credit was considered impaired. At December 31, 2016, nine securities with an aggregate amortized cost of $1,338 were classified as substandard.

At September 30, 2017 and December 31, 2016, the projected average life of the securities portfolio was 4.51 years and 4.94 years, respectively.

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

The amortized cost and estimated fair value of securities at September 30, 2017, by maturity, are shown below. Obligations of U.S. government agencies, states and political subdivisions and corporate securities are shown by contractual maturity. Mortgage-backed securities and SBA variable pools are shown by projected average life.

	September 30, 2017
	Amortized Cost	Estimated Fair Value
Due in one year or less	$24,349	$24,340
Due after one year through 5 years	237,873	237,754
Due after 5 years through 10 years	156,651	155,892
Due after 10 years	35,883	35,674

	$454,756	$453,660

During the quarter ended September 30, 2017, there were no investment securities sold.

During the quarter ended September 30, 2016, 30 investment securities were sold resulting in proceeds of $54,426. The sales generated a gross gain of $552 and a gross loss of $243, totaling a net gain of $309.

The following table presents investment securities which were pledged to secure public deposits and repurchase agreements as permitted or required by law:

	September 30, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Pledged to secure public deposits	$23,025	$23,630	$25,257	$25,683
Pledged to secure repurchase agreements	4,973	4,944	3,579	3,573

	$27,998	$28,574	$28,836	$29,256

At September 30, 2017 and December 31, 2016, there was an outstanding balance for repurchase agreements of $2,031 and $1,966, respectively.

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

Major classifications of period-end loans are as follows:

	September 30, 2017	% of Gross Loans	December 31, 2016	% of Gross Loans
Real estate loans
Multi-family residential	$85,732	4.55%	$74,340	4.00%
Residential 1-4 family	61,379	3.26%	61,548	3.31%
Owner-occupied commercial	465,536	24.70%	461,557	24.82%
Nonowner-occupied commercial	453,895	24.08%	451,893	24.30%

Total permanent real estate loans	1,066,542	56.59%	1,049,338	56.43%
Construction loans
Multi-family residential	19,711	1.05%	22,252	1.20%
Residential 1-4 family	48,274	2.56%	43,532	2.34%
Commercial real estate	96,426	5.12%	76,301	4.10%
Commercial bare land and acquisition & development	8,635	0.46%	15,081	0.81%
Residential bare land and acquisition & development	8,836	0.47%	10,645	0.57%

Total construction real estate loans	181,882	9.66%	167,811	9.02%

Total real estate loans	1,248,424	66.25%	1,217,149	65.45%
Commercial loans	619,266	32.85%	630,491	33.89%
Consumer loans	2,855	0.15%	2,922	0.16%
Other loans	14,148	0.75%	9,225	0.50%

Gross loans	1,884,693	100.00%	1,859,787	100.00%
Deferred loan origination fees	(1,851)		(2,020)

	1,882,842		1,857,767
Allowance for loan losses	(23,363)		(22,454)

Total loans, net of allowance for loan losses and net deferred fees	$1,859,479		$1,835,313

At September 30, 2017, outstanding loans to dental professionals totaled $390,333 and represented 20.71% of total outstanding loan principal balances compared to dental professional loans of $377,478, or 20.30% of total outstanding loan principal balance, at December 31, 2016. Additional information about the Company’s dental portfolio can be found in Note 4 to these consolidated financial statements. As of September 30, 2017, there were no other industry concentrations in excess of 10% of the total loan portfolio. However, as of September 30, 2017, 66.25% of the Company’s loan portfolio was collateralized by real estate and is, therefore, susceptible to change based on local market conditions. While appropriate action is taken to manage identified concentration risks, management believes that the loan portfolio is well diversified by geographic location and among industry groups.

Purchased Credit Impaired Loans

The following table represents the contractually required principal balance of purchased credit impaired loans and the carrying balance at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Contractually required principal payments for purchased credit impaired loans	$18,883	$22,941
Accretable yield	(1,173)	(1,453)
Nonaccretable yield	(582)	(809)

Balance of purchased credit impaired loans	$17,128	$20,679

The following tables summarize the changes in the accretable yield for purchased credit impaired loans for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,
	2017			2016
	Capital Pacific	Foundation	Total	Century	Capital Pacific	Foundation	Total
Balance, beginning of period	$682	$1,324	$2,006	$—	$860	$—	$860
Additions	—	—	—	—	—	908	908
Accretion to interest income	(45)	(46)	(91)	—	(50)	(22)	(72)

Balance, end of period	$637	$1,278	$1,915	$—	$810	$886	$1,696

	Nine months ended September 30,
	2017			2016
	Capital Pacific	Foundation	Total	Century	Capital Pacific	Foundation	Total
Balance, beginning of period	$765	$688	$1,453	$39	$1,030	$—	$1,069
Additions	—	742	742	—	—	908	908
Accretion to interest income	(128)	(152)	(280)	(39)	(220)	(22)	(281)

Balance, end of period	$637	$1,278	$1,915	$—	$810	$886	$1,696

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

The adequacy of the allowance for loan losses and the reserve for unfunded commitments is determined using a consistent, systematic methodology and is monitored regularly based on management’s evaluation of numerous factors. For each portfolio segment, these factors include:

•	The quality of the current loan portfolio,

•	The trend in the migration of the loan portfolio’s risk ratings,

•	The velocity of migration of losses and potential losses,

•	Current economic conditions,

•	Loan concentrations,

•	Loan growth rates,

•	Past-due and nonperforming trends,

•	Evaluation of specific loss estimates for all significant problem loans,

•	Recovery experience, and

•	Peer comparison loss rates.

A summary of the activity in the allowance for loan losses by major loan classification follows:

	For the three months ended September 30, 2017
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$8,693	$11,699	$2,142	$41	$876	$23,451
Charge-offs	(516)	—	—	(7)	—	(523)
Recoveries	30	54	1	—	—	85
Provision (reclassification)	481	60	(134)	4	(61)	350

Ending balance	$8,688	$11,813	$2,009	$38	$815	$23,363

	For the nine months ended September 30, 2017
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Beginning balance	$8,614	$10,872	$1,781	$41	$1,146	$22,454
Charge-offs	(2,844)	(150)	—	(12)	—	(3,006)
Recoveries	90	97	2	1	—	190
Provision (reclassification)	2,828	994	226	8	(331)	3,725

Ending balance	$8,688	$11,813	$2,009	$38	$815	$23,363

At September 30, 2017, the allowance for loan losses on dental loans was $5,373, compared to $4,713 at December 31, 2016. See Note 4 for additional information on the dental loan portfolio.

The following table presents the allowance and recorded investment in loans by major loan classification at September 30, 2017 and December 31, 2016:

	Balances as of September 30, 2017
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$8,679	$11,813	$2,009	$38	$815	$23,354
Ending allowance: individually evaluated for impairment	9	—	—	—	—	9
Ending allowance: loans acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance	$8,688	$11,813	$2,009	$38	$815	$23,363

Ending loan balance: collectively evaluated for impairment	$626,451	$1,046,756	$181,882	$2,855	$—	$1,857,944
Ending loan balance: individually evaluated for impairment	2,105	7,516	—	—	—	9,621
Ending loan balance: loans acquired with deteriorated credit quality	4,858	12,270	—	—	—	17,128

Total ending loan balance	$633,414	$1,066,542	$181,882	$2,855	$—	$1,884,693

			Balances as of December 31, 2016
	Commercial and Other	Real Estate	Construction	Consumer	Unallocated	Total
Ending allowance: collectively evaluated for impairment	$7,881	$10,869	$1,781	$41	$1,146	$21,718
Ending allowance: individually evaluated for impairment	733	3	—	—	—	736
Ending allowance: loans acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance	$8,614	$10,872	$1,781	$41	$1,146	$22,454

Ending loan balance: collectively evaluated for impairment	$628,773	$1,027,354	$167,491	$2,922	$—	$1,826,540
Ending loan balance: individually evaluated for impairment	4,396	7,852	320	—	—	12,568
Ending loan balance: loans acquired with deteriorated credit quality	6,547	14,132	—	—	—	20,679

Total ending loan balance	$639,716	$1,049,338	$167,811	$2,922	$—	$1,859,787

The September 30, 2017, ending allowance includes $9 in specific allowance for $9,621 of impaired loans ($7,260 net of government guarantees). At December 31, 2016, the Company had $12,568 of impaired loans ($10,567 net of government guarantees) with a specific allowance of $736.

Management believes that the allowance for loan losses was adequate as of September 30, 2017. However, future loan losses may exceed the levels provided for in the allowance for loan losses and could possibly result in additional charges to the provision for loan losses.

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

The following tables present the Company’s loan portfolio information by loan type and credit grade at September 30, 2017 and December 31, 2016:

Credit Quality Indicators

As of September 30, 2017

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$85,732	$—	$—	$—	$85,732
Residential 1-4 family	60,094	—	1,285	—	61,379
Owner-occupied commercial	446,902	—	18,634	—	465,536
Nonowner-occupied commercial	449,306	—	4,589	—	453,895

Total real estate loans	1,042,034	—	24,508	—	1,066,542

Construction
Multi-family residential	19,711	—	—	—	19,711
Residential 1-4 family	48,274	—	—	—	48,274
Commercial real estate	96,426	—	—	—	96,426
Commercial bare land and acquisition & development	8,635	—	—	—	8,635
Residential bare land and acquisition & development	8,286	—	550	—	8,836

Total construction loans	181,332	—	550	—	181,882

Commercial and other	618,016	—	15,398	—	633,414

Consumer	2,855	—	—	—	2,855

Totals	$1,844,237	$—	$40,456	$—	$1,884,693

Percentage of portfolio	97.85%	0.00%	2.15%	0.00%	100.00%

Credit Quality Indicators As of December 31, 2016

	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Real estate loans
Multi-family residential	$74,340	$—	$—	$—	$74,340
Residential 1-4 family	58,286	—	3,262	—	61,548
Owner-occupied commercial	443,737	—	17,820	—	461,557
Nonowner-occupied commercial	445,283	—	6,610	—	451,893

Total real estate loans	1,021,646	—	27,692	—	1,049,338

Construction
Multi-family residential	22,252	—	—	—	22,252
Residential 1-4 family	43,532	—	—	—	43,532
Commercial real estate	76,301	—	—	—	76,301
Commercial bare land and acquisition & development	15,081	—	—	—	15,081
Residential bare land and acquisition & development	9,852	—	793	—	10,645

Total construction loans	167,018	—	793	—	167,811

Commercial and other	621,165	—	16,890	1,661	639,716

Consumer	2,922	—	—	—	2,922

Totals	$1,812,751	$—	$45,375	$1,661	$1,859,787

Percentage of portfolio	97.47%	0.00%	2.44%	0.09%	100.00%

At September 30, 2017 and December 31, 2016, the Company had $941 and $1,026, respectively, in unfunded commitments on its classified loans, which amounts are included in the calculation of our classified asset ratio.

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

The following tables present an aging analysis of past due and nonaccrual loans at September 30, 2017 and December 31, 2016:

Age Analysis of Loans Receivable

As of September 30, 2017

	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$85,732	$85,732
Residential 1-4 family	—	—	—	185	185	60,478	60,663
Owner-occupied commercial	837	—	—	519	1,356	455,671	457,027
Nonowner-occupied commercial	—	—	1,428	531	1,959	448,893	450,852

Total real estate loans	837	—	1,428	1,235	3,500	1,050,774	1,054,274

Construction
Multi-family residential	—	—	—	—	—	19,711	19,711
Residential 1-4 family	—	—	—	—	—	48,274	48,274
Commercial real estate	—	—	—	—	—	96,426	96,426
Commercial bare land and acquisition & development	199	—	—	—	199	8,437	8,636
Residential bare land and acquisition & development	—	—	—	—	—	8,835	8,835

Total construction loans	199	—	—	—	199	181,683	181,882

Commercial and other	696	—	—	1,479	2,175	626,379	628,554

Consumer	9	2	—	—	11	2,844	2,855

Total	$1,741	$2	$1,428	$2,714	$5,885	$1,861,680	$1,867,565

Age Analysis of Loans Receivable As of December 31, 2016
	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Real estate loans
Multi-family residential	$—	$—	$—	$—	$—	$74,340	$74,340
Residential 1-4 family	—	—	—	158	158	59,241	59,399
Owner-occupied commercial	—	—	—	—	—	452,748	452,748
Nonowner-occupied commercial	—	—	—	601	601	448,118	448,719

Total real estate loans	—	—	—	759	759	1,034,447	1,035,206

Construction
Multi-family residential	—	—	—	—	—	22,252	22,252
Residential 1-4 family	—	—	—	—	—	43,532	43,532
Commercial real estate	—	—	—	—	—	76,301	76,301
Commercial bare land and acquisition & development	—	—	—	—	—	15,081	15,081
Residential bare land and acquisition & development	—	—	—	—	—	10,645	10,645

Total construction loans	—	—	—	—	—	167,811	167,811

Commercial and other	363	366	—	2,794	3,523	629,646	633,169

Consumer	—	—	—	—	—	2,922	2,922

Total	$363	$366	$—	$3,553	$4,282	$1,834,826	$1,839,108

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

The following tables display an analysis of the Company’s impaired loans at September 30, 2017, and December 31, 2016:

Impaired Loan Analysis

As of September 30, 2017

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Total Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation
Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	100	—	100	100	101	—
Owner-occupied commercial	5,456	—	5,456	5,456	5,467	—
Nonowner-occupied commercial	1,960	—	1,960	1,959	1,999	—

Total real estate loans	7,516	—	7,516	7,515	7,567	—

Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—	—	—

Total construction loans	—	—	—	—	—	—

Commercial and other	1,627	478	2,105	3,986	2,596	9

Consumer	—	—	—	—	—	—

Total impaired loans	$9,143	$478	$9,621	$11,501	$10,163	$9

Impaired Loan Analysis As of December 31, 2016

	Recorded Investment With No Specific Allowance Valuation	Recorded Investment With Specific Allowance Valuation	Total Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Related Specific Allowance Valuation
Real estate
Multi-family residential	$—	$—	$—	$—	$—	$—
Residential 1-4 family	454	300	754	775	644	1
Owner-occupied commercial	4,106	865	4,971	4,971	1,804	2
Nonowner-occupied commercial	2,127	—	2,127	2,189	2,228	—

Total real estate loans	6,687	1,165	7,852	7,935	4,676	3

Construction
Multi-family residential	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	37	—
Commercial real estate	—	—	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—	—	—
Residential bare land and acquisition & development	320	—	320	320	1,556	—

Total construction loans	320	—	320	320	1,593	—

Commercial and other	2,255	2,141	4,396	4,767	3,518	733

Consumer	—	—	—	—	—	—

Total impaired loans	$9,262	$3,306	$12,568	$13,022	$9,787	$736

The impaired balances reported above are not adjusted for government guarantees of $2,361 and $2,001 at September 30, 2017 and December 31, 2016, respectively. The recorded investment in impaired loans, net of government guarantees, totaled $7,260 and $10,567 at September 30, 2017, and December 31, 2016, respectively.

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

The following table displays the Company’s TDRs by class at September 30, 2017 and December 31, 2016:

	Troubled Debt Restructurings as of
	September 30, 2017		December 31, 2016
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
Real estate
Multifamily residential	—	$—	—	$—
Residential 1-4 family	1	100	4	754
Owner-occupied commercial	4	5,215	4	5,447
Non owner-occupied commercial	5	1,959	6	2,127

Total real estate loans	10	7,274	14	8,328

Construction
Multifamily residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—

Commercial and other	15	2,142	16	2,901

Consumer	—	—	—	—

Total	25	$9,416	30	$11,229

The recorded investment in TDRs on nonaccrual status totaled $1,630 and $2,250 at September 30, 2017 and December 31, 2016, respectively. The Company’s policy is that loans placed on nonaccrual will typically remain on nonaccrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain. The Company’s policy generally refers to a minimum of six months of payment performance as sufficient to warrant a return to accrual status.

For the nine months ended September 30, 2017, the Company restructured one loan into a TDR for which impairment was previously measured under the Company’s general loan loss allowance methodology.

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

Below is a table of the newly restructured loans identified in the nine months ended September 30, 2017.

Troubled Debt Restructurings Identified During the nine months ended September 30, 2017
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

There were no TDRs identified in the three months ended September 30, 2017.

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

Troubled Debt Restructurings that Subsequently Defaulted During the nine months ended September 30,
	2017		2016
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate
Multi-family residential	—	$—	—	$—
Residential 1-4 family	—	—	—	—
Owner-occupied commercial	—	—	1	444
Nonowner-occupied commercial	—	—	—	—

Total real estate loans	—	—	1	444
Construction
Multi-family residential	—	—	—	—
Residential 1-4 family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial bare land and acquisition & development	—	—	—	—
Residential bare land and acquisition & development	—	—	—	—

Total construction loans	—	—	—	—

Commercial and other	—	—	—	—

Consumer	—	—	—	—

Total	—	$—	1	$444

At September 30, 2017 and December 31, 2016, the Company had no commitments to lend additional funds on loans restructured as TDRs.

NOTE 4 – DENTAL LOAN PORTFOLIO

Dental lending is not operated as a business segment, and dental loans are made in the normal course of commercial lending activities throughout the Company. However, to assist in understanding the concentrations and risks associated with the Company’s loan portfolio, the following Note has been included to provide additional information relating to the Company’s dental loan portfolio. At September 30, 2017 and December 31, 2016, loans to dental professionals totaled $390,333 and $377,478, respectively, and represented 20.71% and 20.30% in principal amount of total outstanding loans, respectively. As of September 30, 2017 and December 31, 2016, dental loans were supported by government guarantees totaling $4,658 and $5,641, respectively. These guarantees represented 1.19% and 1.49% in principal amount of the outstanding dental loan balances as of such respective dates. The Company defines a “dental loan” as a loan to dental professionals for the purpose of practice expansion, acquisition or other purpose supported by the cash flows of a dental practice.

Loan Classification

Major classifications of dental loans at September 30, 2017 and December 31, 2016, were as follows:

	September 30, 2017	December 31, 2016
Real estate secured loans:
Owner-occupied commercial	$62,376	$63,793
Other dental real estate loans	358	806

Total permanent real estate loans	62,734	64,599

Dental construction loans	10,130	4,109

Total real estate loans	72,864	68,708

Commercial loans	317,469	308,770

Gross loans	$390,333	$377,478

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

The following table summarizes the Company’s dental lending by borrower location:

	September 30, 2017	December 31, 2016
Local	$154,061	$150,268
National	236,272	227,210

Total	$390,333	$377,478

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Balance, beginning of period	$5,257	$4,151	$4,713	$4,022
Provision	120	601	2,924	704
Charge-offs	(50)	(9)	(2,325)	(9)
Recoveries	46	55	61	81

Balance, end of period	$5,373	$4,798	$5,373	$4,798

Credit Quality

Please refer to Note 3 for additional information on the definitions of the credit quality indicators.

The following tables present the Company’s dental loan portfolio by market and credit grade at September 30, 2017 and December 31, 2016:

As of September 30, 2017
	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Local	$151,696	$—	$2,365	$—	$154,061
National	235,090	—	1,182	—	236,272

Total	$386,786	$—	$3,547	$—	$390,333

As of December 31, 2016
	Loan Grade
	Pass	Special Mention	Substandard	Doubtful	Totals
Local	$148,805	$—	$1,463	$—	$150,268
National	224,493	—	1,056	1,661	227,210

Total	$373,298	$—	$2,519	$1,661	$377,478

Past Due and Nonaccrual Loans

Please refer to Note 3 for additional information on the definitions of “past due.”

The following tables present an aged analysis of the dental loan portfolio by market, including nonaccrual loans, as of September 30, 2017 and December 31, 2016:

As of September 30, 2017
	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Local	$74	$—	$—	$358	$432	$153,629	$154,061
National	—	—	—	767	767	235,505	236,272

Total	$74	$—	$—	$1,125	$1,199	$389,134	$390,333

As of December 31, 2016
	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Past Due Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Current	Total Loans Receivable
Local	$—	$—	$—	$407	$407	$149,861	$150,268
National	263	366	—	1,660	2,289	224,921	227,210

Total	$263	$366	$—	$2,067	$2,696	$374,782	$377,478

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

The following table presents information regarding securities sold under agreements to repurchase at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Balance at end of period	$2,031	$1,966
Average balance outstanding for the period	2,134	702
Maximum amount outstanding at any month end during the period	3,100	2,017
Weighted average interest rate for the period	0.08%	0.06%
Weighted average interest rate at period end	0.07%	0.08%

NOTE 6 – FEDERAL FUNDS AND OVERNIGHT FUNDS PURCHASED

The Company had unsecured federal funds borrowing lines with various correspondent banks totaling $154,000 at September 30, 2017 and $154,000 at December 31, 2016. The terms of the lines are subject to change with interest payable at the then stated rate. At September 30, 2017 and December 31, 2016, there were no borrowings outstanding on these lines.

The Company also had a secured overnight borrowing line available from the Federal Reserve Bank that totaled $87,965 and $80,784 at September 30, 2017 and December 31, 2016, respectively. The Federal Reserve Bank borrowing line is secured through the pledging of $142,321 and $143,679 at September 30, 2017 and December 31, 2016, respectively, of commercial loans under the Company’s Borrower-In-Custody program. At September 30, 2017 and December 31, 2016, there were no outstanding borrowings on this line. The terms of the lines are subject to change with interest payable at the then stated rate.

NOTE 7 – FEDERAL HOME LOAN BANK BORROWINGS

The Company has a borrowing limit with the Federal Home Loan Bank of Des Moines (“FHLB”) equal to 35% of total assets, subject to the value of discounted collateral pledged and stock holdings.

At September 30, 2017, the maximum borrowing line was $891,318; however, the FHLB borrowing line was limited by the discounted value of collateral pledged. At September 30, 2017, the Company had pledged $896,580 in real estate loans to the FHLB that had a discounted collateral value of $632,226. There was $101,000 borrowed on this line at September 30, 2017.

At December 31, 2016, the maximum borrowing line was $889,503; however, the FHLB borrowing line was limited by the discounted value of collateral pledged. At December 31, 2016, the Company had pledged $867,596 in real estate loans to the FHLB that had a discounted collateral value of $632,202. There was $65,000 borrowed on this line at December 31, 2016.

Below is a summary of outstanding FHLB borrowings by maturity.

	Current Rates	September 30, 2017
Cash management advance	NA	$96,000
2017	0	—
2018	1.55	3,000
2019	0	—
2020	0	—
2021	0	—
Thereafter	3.85	2,000

		$101,000

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

The following table identifies the compensation expense recorded and tax benefits received by the Company on its share-based compensation plans for the three and nine months ended September 30, 2017 and 2016:

	Three months ended
	September 30,
	2017		2016
	Compensation Expense	Tax Benefit	Compensation Expense	Tax Benefit
Equity-based awards:
Employee RSUs	$315	$120	$397	$151
Liability-based awards:
Employee cash SARs	—	—	—	—

	$315	$120	$397	$151

	Nine months ended
	September 30,
	2017		2016
	Compensation Expense	Tax Benefit	Compensation Expense	Tax Benefit
Equity-based awards:
Director restricted stock	$—	$—	$240	$91
Employee RSUs	1,042	396	1,187	451
Liability-based awards:
Employee cash SARs	150	—	—	—

	$1,192	$396	$1,427	$542

The following table identifies stock options, employee stock settled SARs, and employee cash settled SARs exercised during the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30, 2017
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	—	—	—	—	NA
Employee stock SARs	77	$11.30	—	24	NA
Employee cash SARs	—	—	NA	NA	—

	77		—	24	—

	Nine months ended September 30, 2017
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	137,307	$14.90	$1,396	79,601	NA
Employee stock SARs	46,798	$15.84	116	10,614	NA
Employee cash SARs	28,150	$16.47	NA	NA	$169

	212,255		$1,512	90,215	$169

	Three months ended September 30, 2016
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	30,074	$16.54	$9	9,832	NA
Employee stock SARs	41,237	$15.83	5	1,768	NA
Employee cash SARs	27,521	$15.95	NA	NA	$45

	98,832		$14	11,600	$45

	Nine months ended September 30, 2016
	Number Exercised	Weighted Average Exercise Price	Intrinsic Value	Number of Shares Issued	Net Cash Payment to Employees
Stock options	65,034	$13.86	$117	44,792	NA
Employee stock SARs	79,806	$14.54	26	6,634	NA
Employee cash SARs	47,644	$15.11	NA	NA	$73

	192,484		143	51,426	73

At September 30, 2017, the Company had estimated unrecognized compensation expense of approximately $2,019 for unvested RSUs. This amount is based on a historical forfeiture rate of 13.00% for all RSUs granted to employees. The weighted-average period of time the unrecognized compensation expense will be recognized for the unvested RSUs was approximately 2.26 years as of September 30, 2017.

NOTE 10 – DERIVATIVE INSTRUMENTS

The Bank maintains two interest rate swaps with commercial banking customers tied to loans on the consolidated balance sheet. Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net rate risk exposure. As of September 30, 2017 and December 31, 2016, the Bank had non-hedge designated interest rate swaps with an aggregate notional amount of approximately $8,357 and $8,540, respectively, related to this program. The Bank does not require separately pledged collateral to secure its interest rate swaps with customers. However, it does make a practice of cross-collateralizing the interest rate swaps with collateral on the underlying loan. The Bank has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral totaling $250 consisting of cash held on deposit for the benefit of the counterparty against its obligations under these agreements as of September 30, 2017 and December 31, 2016.

Previously, the Bank entered into a swap with a third party to serve as a hedge to a fixed rate loan. This swap was designated a hedging instrument, hedging a 10-year fixed rate note bearing interest at 5.71% and maturing August 2023. As of September 30, 2017 the swap was terminated, resulting in a one-time termination fee of $71 paid by the Company to the third party.

The following tables present quantitative information pertaining to the commercial loan related interest rate swaps as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	Not-Hedge- Designated	Hedge- Designated	Not-Hedge- Designated
Notional amount	$8,357	$1,492	$8,540
Weighted average pay rate	4.58%	5.71%	4.85%
Weighted average receive rate	4.32%	3.54%	3.63%
Weighted average maturity in years	4.70	6.65	5.45

The following table presents the fair values of derivative instruments and their locations in the consolidated balance sheets as of September 30, 2017 and December 31, 2016:

		Asset Derivatives		Liability Derivatives
Derivative	Balance sheet location	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Cash flow hedge - trust preferred	Other assets or other payables	$—	$91	$—	$—
Interest rate swap designated as hedging instrument	Other assets or other payables	—	45	—	67
Interest rate swap not designated as hedging instrument	Other assets or other payables	17	14	17	14

		$17	$150	$17	$81

The following table presents the income statement impact of the derivative instruments for the three and nine months ended September 30, 2017 and 2016:

Derivative	Income statement location	Three months ended September 30,		Nine months ended September 30,
		2017	2016	2017	2016
Interest rate swap designated as hedging instrument	Other noninterest income	$—	$(2)	$4	$(6)

		$—	$(2)	$4	$(6)

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

The following table presents the estimated fair values of the financial instruments at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$70,278	$70,278	$67,113	$67,113
Securities available-for-sale	453,660	453,660	470,996	470,996
Loans, net of deferred fees	1,882,842	1,855,447	1,857,767	1,837,673
Accrued interest receivable	6,502	6,502	7,017	7,017
Federal Home Loan Bank stock	7,084	7,084	5,423	5,423
Bank-owned life insurance	35,840	35,840	35,165	35,165
Interest rate swaps	17	17	150	150

Financial liabilities:
Deposits	$2,098,157	2,097,073	$2,148,103	$2,147,056
Federal Home Loan Bank borrowings	101,000	101,005	65,000	65,043
Subordinated debenture	34,167	34,167	34,096	32,140
Junior subordinated debentures	11,428	7,610	11,311	6,972
Accrued interest payable	672	672	176	176
Interest rate swaps	17	17	81	81

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

The following table presents information about the level in the fair value hierarchy for the Company’s assets and liabilities not measured and carried at fair value as of September 30, 2017 and December 31, 2016:

	Carrying Amount	Fair Value at September 30, 2017
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$70,278	$70,278	$—	$—
Loans, net of deferred fees	1,882,842	—	—	1,855,447
Accrued interest receivable	6,502	6,502	—	—
Federal Home Loan Bank stock	7,084	7,084	—	—

Financial liabilities:
Deposits	$2,098,157	$1,961,663	$135,410	$—
Federal Home Loan Bank borrowings	101,000	—	101,005	—
Subordinated debentures	34,167	—	34,167	—
Junior subordinated debentures	11,428	—	7,610	—
Accrued interest payable	672	672	—	—

	Carrying Amount	Fair Value at December 31, 2016
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$67,113	$67,113	$—	$—
Loans	1,857,767	—	—	1,837,673
Accrued interest receivable	7,017	7,017	—	—
Federal Home Loan Bank stock	5,423	5,423	—	—
Bank-owned life insurance	35,165	35,165	—	—

Financial liabilities:
Deposits	$2,148,103	$1,969,220	$177,836	$—
Federal Home Loan Bank borrowings	65,000	—	65,043	—
Subordinated debentures	34,096	—	32,140	—
Junior subordinated debentures	11,311	—	6,972	—
Accrued interest payable	176	176	—	—

The tables below show assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	Carrying	Fair Value at September 30, 2017
	Value	Level 1	Level 2	Level 3

Financial Assets
Available-for-sale securities
Obligations of U.S. government agencies	$25,670	$—	$25,670	$—
Obligations of states and political subdivisions	110,474	—	110,474	—
Agency mortgage-backed securities	278,865	—	278,865	—
Private-label mortgage-backed securities	1,518	—	315	1,203
SBA variable rate pools	37,133	—	37,133	—
Interest rate swaps	17	17	—	—

Total assets measured on a recurring basis	$453,677	$17	$452,457	$1,203

Financial Liabilities

Interest rate swap liabilities measured on a recurring basis	$17	$17	$—	$—

	Carrying	Fair Value at December 31, 2016
	Value	Level 1	Level 2	Level 3

Available-for-sale securities
Obligations of U.S. government agencies	$25,620	$—	$25,620	$—
Obligations of states and political subdivisions	110,739	—	110,739	—
Agency mortgage-backed securities	290,036	—	290,036	—
Private-label mortgage-backed securities	1,937	—	569	1,368
SBA variable rate pools	42,664	—	42,664	—
Interest rate swaps	150	150	—	—

Total assets measured on a recurring basis	$471,146	$150	$469,628	$1,368

Financial Liabilities

Interest rate swap liabilities measured on a recurring basis	$81	$81	$—	$—

No transfers to or from Levels 1 and 2 occurred on assets and liabilities measured at fair value on a recurring basis during the three or nine months ended September 30, 2017 or during the year ended December 31, 2016.

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

The following table provides a reconciliation of private-label mortgage-backed securities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Beginning balance	$1,267	$1,399	$1,368	$1,586
Transfers into level 3	—	70	—	70
Transfers out of Level 3	—	—	—	—
Total gains or losses
Included in earnings	(7)	(2)	(9)	(19)
Included in other comprehensive income	13	64	70	45
Paydowns	(70)	(77)	(226)	(228)
Purchases, issuances, sales and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	—	—

Ending balance	$1,203	$1,454	$1,203	$1,454

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

The Company’s securities portfolio was valued through its independent third-party pricing service using evaluated pricing models and quoted prices based on market data. For further assurance, the Company’s estimate of fair value was compared to an additional independent third-party estimate at June 30, 2016, and the Company obtained key inputs for a sample of securities across sectors and evaluated those inputs for reasonableness. This analysis was performed at the individual security level and no material variances were noted. Due to the pending merger with Columbia and the anticipated timing of the closing, the independent analysis that would have normally been conducted as of June 30, 2017 was not completed.

There have been no significant changes in the valuation techniques during the periods reported.

The tables below show assets measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016:

	Carrying	Fair Value
September 30, 2017	Value	Level 1	Level 2	Level 3

Loans measured for impairment (net of government guarantees and specific reserve)	$458	$—	$—	$458

	Carrying	Fair Value
December 31, 2016	Value	Level 1	Level 2	Level 3

Other real estate owned	$10,936	$—	$—	$10,936

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total capital, Tier 1 capital, common equity Tier 1 to risk-weighted assets and Tier 1 capital to leverage assets. Management believes that, as of September 30, 2017, the Company and the Bank met all capital adequacy requirements to which they were subject.

As of September 30, 2017, and according to Federal Reserve and FDIC guidelines, the Bank was considered to be well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total capital, Tier 1 capital, common equity Tier 1 to risk-weighted assets and Tier 1 capital to leverage assets ratios as set forth in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2017:
Total capital (to risk weighted assets)
Bank:	$291,800	13.41%	$174,002	8.00%	$217,502	10.00%
Company:	$295,048	13.56%	NA		NA
Tier 1 capital (to risk weighted assets)
Bank:	$267,989	12.32%	$130,501	6.00%	$174,002	8.00%
Company:	$237,069	10.90%	NA		NA
Common Equity Tier 1 (to risk weighted assets)
Bank:	$267,989	12.32%	$97,876	4.50%	$141,376	6.50%
Company:	$223,696	10.28%	NA		NA
Tier 1 capital (to leverage assets)
Bank:	$267,989	10.72%	$100,002	4.00%	$108,751	5.00%
Company:	$237,069	9.48%	NA		NA

As of December 31, 2016:
Total capital (to risk weighted assets)
Bank:	$267,416	12.19%	$175,555	8.00%	$219,444	10.00%
Company:	$278,444	12.69%	NA		NA
Tier 1 capital (to risk weighted assets)
Bank:	$244,414	11.14%	$131,666	6.00%	$175,555	8.00%
Company:	$221,346	10.08%	NA		NA
Common Equity Tier 1 (to risk weighted assets)
Bank:	$244,414	11.14%	$98,750	4.50%	$142,638	6.50%
Company:	$208,873	9.52%	NA		NA
Tier 1 capital (to leverage assets)
Bank:	$244,414	9.96%	$98,181	4.00%	$122,726	5.00%
Company:	$221,346	9.01%	NA		NA

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

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding projected results, the expected interest rate environment and its impact on our business, loan yields and expected prepayments, the adequacy of the allowance for loan losses, net interest margin, expectations regarding nonperforming assets, loan growth, earning asset mix, core deposit growth, funding, expected cash flows from the securities portfolio and merger related expense, expectations regarding the Company’s securities portfolio, the structure and volatility of the securities portfolio and the purchase and sale of securities, their value and yields, growth in core deposits and cost, capital levels, liquidity and dividends, expectations regarding certain large depositor relationships and the expected loss of certain large temporary deposits, the outcome of legal proceedings, loan rates and expectations regarding the impact and compression of the net interest margin, the impact of recent accounting pronouncements, expectations regarding the pending merger with Columbia , the timing of the merger closing and the anticipated results of such merger, management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this report, and our other reports filed with the SEC:

•	Local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth at historical rates and maintain the quality of our earning assets.

•	The local housing or real estate market could decline.

•	The risks presented by an economic recession, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations, and loan portfolio delinquency rates.

•	Our concentration in loans to dental professionals exposes us to the risks affecting dental practices in general.

•	Interest rate changes could significantly reduce net interest income and negatively affect funding sources.

•	Projected business increases following any future or pending strategic expansion or opening of new branches could be lower than expected.

•	Competition among financial institutions could increase significantly.

•	The goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings.

•	The reputation of the financial services industry could deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers.

•	The efficiencies we may expect to receive from any investments in personnel, acquisitions, and infrastructure may not be realized.

•	The level of nonperforming assets and charge-offs or changes in the estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements may increase.

•	Changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, executive compensation, and insurance) could have a material adverse effect on our business, financial condition and results of operations.

•	Acts of war or terrorism, or natural disasters, may adversely impact our business.

•	The timely development and acceptance of new banking products and services and perceived overall value of these products and services by users may adversely impact our ability to increase market share and control expenses.

•	Changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters, may impact the results of our operations.

•	The costs and effects of legal, regulatory and compliance developments, including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews, may adversely impact our ability to increase market share and control expenses, or may result in substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition.

•	The pending acquisition of the Company by Columbia may not achieve the anticipated benefits and cost savings, or the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected.

•	Our success at managing the risks involved in the foregoing items will have a significant impact on our results of operations and future prospects.

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

Goodwill and Intangible Assets

At September 30, 2017, the Company had $68,969 in goodwill and other intangible assets. In accordance with financial accounting standards, assets with indefinite lives are periodically tested for impairment. Management performs an impairment analysis of its goodwill and intangible assets with indefinite lives at least annually and has determined that there was no impairment as of December 31, 2016, the date the most recent analysis was performed.

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

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815); Contingent Put and Call Options in Debt Instruments. The amendments in this Update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments in this Update clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The amendments are an improvement to GAAP because they eliminate diversity in practice in assessing embedded contingent call (put) options in debt instruments. ASU 2016-06 was effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No 2016-07, Investments – Equity Method and Joint Ventures (Topic 323); Simplifying the Transition to the Equity Method of Accounting. The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this Update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. ASU 2016-07 was effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718); Improvements to Employee Share-based Payment Accounting. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the specific changes associated with the Update include all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) being recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 was effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements and implementation could have the potential to materially affect the Company’s financial condition and results of operations.

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

Financial Highlights

	For the three months ended September 30,			For the nine months ended September 30,
	2017	2016	$ Change	2017	2016	$ Change
Net interest income	$24,501	$20,771	$3,730	$73,115	$58,726	$14,389
Noninteret income	1,888	1,919	(31)	6,550	5,477	1,073

Operating revenue (1)	26,389	22,690	3,699	79,665	64,203	15,462
Provision for loan losses	350	1,380	(1,030)	3,725	3,575	150
Noninterest expense	12,632	12,058	574	40,839	37,021	3,818
Merger related expenses	176	1,767	(1,591)	1,429	3,745	(2,316)
Provision for income taxes	4,606	2,634	1,972	11,370	6,946	4,424

Net income	$8,625	$4,851	$3,774	$22,302	$12,916	$9,386

Earnings per share
Basic	$0.38	$0.24	$0.14	$0.98	$0.65	$0.33
Diluted	$0.38	$0.23	$0.15	$0.97	$0.64	$0.33

Assets, period-end	$2,546,623	$2,539,060	$7,563
Gross loans, period-end	$1,884,693	$1,808,646	$76,047
Core deposits, period end (2)	$2,016,288	$2,049,352	$(33,064)
Deposits, period-end	$2,098,157	$2,162,633	$(64,476)

Return on average assets (3)	1.33%	0.89%		1.16%	0.85%
Return on average equity (3)	11.91%	8.05%		10.59%	7.55%
Return on average tangible equity (3) (4)	15.68%	10.14%		14.08%	9.43%

(1)	Operating revenue is defined as net interest income plus noninterest income.
(2)	Defined by the Company as demand, interest checking, money market, savings, and local nonpublic time deposits, including local nonpublic time deposits in excess of $250.
(3)	Amounts annualized.
(4)	Tangible equity excludes goodwill and core deposit intangibles related to acquisitions, see “Reconciliation of Non-GAAP Financial Information” below.

During the third quarter 2017, the Company earned $8,625, or $0.38 per diluted share, compared to $4,851, or $0.23 per diluted share, in third quarter 2016. The increase in net income was attributable to an increase in operating revenues, primarily net interest income, and a reduction in merger related expenses.

Third quarter 2017 results included the impact of acquisition expenses for Columbia’s acquisition of the Company, which closed on November 1, 2017. Third quarter 2016 contained $1,767 in expense related to the Company’s acquisition of Foundation Bancorp, Inc. of Bellevue, Washington (“Foundation”), which closed on September 6, 2017. The Company’s acquisition of Foundation, combined with organic loan growth, were the primary drivers of increased operating revenues and noninterest expense in third quarter 2017 when compared to third quarter 2016. The decrease in the provision for loan losses in third quarter 2017 over third quarter 2016 was primarily due to the decline in outstanding loan balance in the quarter being offset by minimal credit downgrades experienced during the quarter.

Outstanding gross loans at September 30, 2017, were $1,884,693, down $38,599 from June 30, 2017. During third quarter 2017, the Company experienced a reduction in outstanding loan totals compared to the prior quarter; however, this was expected given the market disruption caused by the pending merger with Columbia. Outstanding core deposits at September 30, 2017, were $2,016,288, which represented an increase of $9,720, from June 30, 2017. The moderate increase was due to normal seasonal fluctuations in the deposit base. Deposits generally stay flat or decline during the first half of the year, and growth is typically experienced in the second half of the year.

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

	September 30,	June 30,	September 30,
	2017	2017	2016
Total shareholders’ equity	$290,578	$273,755	$276,471
Subtract:
Goodwill	(60,790)	(61,401)	(61,436)
Core deposit intangible assets	(8,179)	(8,447)	(9,248)

Tangible shareholders’ equity (non-GAAP)	$221,609	$203,907	$205,787

Book value per share	$12.76	$12.48	$12.23
Tangible book value per share (non-GAAP)	$9.73	$9.41	$9.10

Year-to-date return on average equity	10.59%	9.90%	7.55%
Year-to-date return on average tangible equity (non-GAAP)	14.08%	13.23%	9.43%

Reconciliation of Adjusted Net Interest Income to Net Interest Income

	Three months ended
	September 30,	September 30,
	2017	2016
Tax equivalent net interest income (1)	$25,223	$21,354
Subtract
Century Bank accretion	68	68
Capital Pacific Bank accretion	231	300
Foundation Bank accretion	725	509
Prepayment penalties on loans	38	276

Total adjustments	1,062	1,153

Adjusted net interest income (non-GAAP)	$24,161	$20,201

Average earnings assets	$2,382,828	$2,014,889

Net interest margin	4.20%	4.22%
Core net interest margin (non-GAAP)	4.02%	3.99%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of $722 and $582 for the three months ended September 30, 2017 and September 30, 2016, respectively.

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

Net interest margin as a percentage of average earning assets for third quarter 2017 was 4.20%, a decrease of 2 basis points from the third quarter 2016. The decrease in the net interest margin was primarily due to an increase in the costs of interest bearing liabilities, which increased to 0.67% in third quarter 2017, compared to 0.61% in third quarter 2016. The increase was primarily due to the increase in the FHLB borrowing costs, which increased to 1.39% in third quarter 2017 from 0.97% in third quarter 2016. The increase in FHLB costs was related to the increase in short-term rates over the past twelve months tied to the increase in the fed funds rates.

The Company experienced a slight decrease in yield on earnings assets of 1 basis points, primarily tied to a reduction in the yield on loans. Included in the yield on loans was the credit and interest rate accretion on purchased loans and other nonrecurring items, which totaled $1,062 and added 18 basis points to the net interest margin in the third quarter 2017, compared to loan fair value accretion and other nonrecurring items of $1,153 in third quarter 2016 that added 23 basis points to the net interest margin in that prior period. The impact of the credit and interest fair value accretion generally lessens over time as loans mature and are paid off. In total, the yield on earning assets actually increased in third quarter 2017 when compared to third quarter 2016 when the impact of the fair value accretion is removed. This is evidenced with the core margin of 4.02% in third quarter 2017 compared to 3.99% in third quarter 2016.

The following table presents condensed balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates on interest-bearing liabilities, for the quarter ended September 30, 2017, compared to the quarter ended September 30, 2016:

Table I

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Three months ended September 30, 2017			Three months ended September 30, 2016
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$44,060	$149	1.34%	$28,811	$40	0.55%
Federal Home Loan Bank stock	7,545	72	3.79%	6,975	46	2.62%
Securities available-for-sale:
Taxable	386,624	2,175	2.23%	346,658	1,949	2.24%
Tax-exempt(1)	77,718	766	3.91%	74,427	742	3.97%
Loans, net of deferred fees and allowance(2)
Taxable	1,776,544	23,072	5.15%	1,502,108	19,545	5.18%
Tax-exempt(3)	90,337	1,298	5.70%	55,910	923	6.57%

Total interest-earning assets	2,382,828	27,532	4.58%	2,014,889	23,245	4.59%

Non earning assets
Cash and due from banks	29,079			28,300
Property and equipment	19,550			19,380
Goodwill and intangible assets	68,948			49,517
Interest receivable and other assets	64,935			51,901

Total nonearning assets	182,512			149,098

Total assets	$2,565,340			$2,163,987

Interest-bearing liabilities
Money market and NOW accounts	$967,746	$(674)	-0.28%	$825,800	$(553)	-0.27%
Savings deposits	78,274	(155)	-0.79%	75,344	(23)	-0.12%
Time deposits—core(4)	56,773	(55)	-0.38%	59,830	(59)	-0.39%

Total interest-bearing core deposits	1,102,793	(884)	-0.32%	960,974	(635)	-0.26%
Time deposits—noncore	96,574	(332)	-1.36%	107,753	(349)	-1.29%
Interest-bearing repurchase agreements	1,840	—	0.00%	780	—	0.00%
Federal funds purchased		—	0.00%	909	(2)	-0.88%
FHLB borrowings	113,253	(398)	-1.39%	117,277	(286)	-0.97%
Subordinated debenture	34,154	(590)	-6.85%	34,079	(553)	-6.46%
Junior subordinated debenture	11,407	(105)	-3.65%	9,034	(66)	-2.91%

Total interest-bearing wholesale funding	257,228	(1,425)	-2.20%	269,832	(1,256)	-1.85%

Total interest-bearing liabilities	1,360,021	(2,309)	-0.67%	1,230,806	(1,891)	-0.61%

Noninterest-bearing liabilities
Demand deposits	909,994			687,803
Interest payable and other	8,106			5,594

Total noninterest liabilities	918,100			693,397

Total liabilities	2,278,121			1,924,203
Shareholders’ equity	287,219			239,784

Total liabilities and shareholders’ equity	$2,565,340			$2,163,987

Net interest income		$25,223			$21,354

Net interest margin(1)		4.20%			4.22%

(1)	Tax-exempt securities income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $268 and $260 for the three months ended September 30, 2017, and September 30, 2016, respectively. Net interest margin was positively impacted by 4 and 5 basis points for the three months ended September 30, 2017, and September 30, 2016, respectively.
(2)	Interest income includes recognized loan origination fees of $322 and $340 for the three months ended September 30, 2017, and September 30, 2016, respectively.
(3)	Tax-exempt loan income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $454 and $323 for the three months ended September 30, 2017, and September 30, 2016, respectively. Net interest margin was positively impacted by 8 and 6 basis points for the three months ended September 30, 2017, and September 30, 2016, respectively.
(4)	Core deposits include demand, interest checking, money market, savings, and local time deposits, including local nonpublic time deposits in excess of $250.

Table I shows that earning asset yields in third quarter 2017 were 4.58%, down 1 basis point from the 4.59% recorded in third quarter 2016. The Company experienced a decrease in yield on the taxable loan portfolio of 3 basis points when compared to the prior period, which is primarily tied to a reduction in accretion of the fair value discounts associated with the acquired loan portfolios. The yield on securities was relatively flat due to no purchases or sales of securities during the third quarter 2017.

The cost of interest-bearing liabilities increased by 6 basis points from 0.61% in third quarter 2016 compared to 0.67% in third quarter 2017. The increase in the cost of interest-bearing liabilities was due to the increase in of FHLB borrowings due to the rise in the fed funds rate. The rates paid on interest-bearing core deposits increased by 6 basis points, primarily due to the higher cost of the acquired Foundation deposits, which were only included in the third quarter 2016 figures from September 6, 2016 through September 30, 2016.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended September 30, 2017, compared to the three months ended September 30, 2016.

Table II

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Three months ended September 30, 2017 compared to September 30, 2016 Increase (decrease) due to
	Volume	Rate	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$22	$87	$109
Federal Home Loan Bank stock	4	22	26
Securities available-for-sale:
Taxable	231	(5)	226
Tax-exempt(1)	35	(11)	24
Loans, net of deferred fees and allowance
Taxable	3,634	(107)	3,527
Tax-exempt(2)	571	(197)	374

Total interest-earning assets	4,497	(211)	4,286

Interest paid on:
Money market and NOW accounts	97	24	121
Savings deposits	1	131	132
Time deposits—core (3)	(3)	(1)	(4)

Total interest-bearing core deposits	95	154	249
Time deposits—noncore	(35)	18	(17)
Federal funds purchased	(2)	—	(2)
FHLB and FRB borrowings	(9)	121	112
Subordinated debenture	3	34	37
Junior subordinated debenture	18	21	39

Total interest-bearing wholesale funding	(25)	194	169

Total interest-bearing liabilities	70	348	418

Net interest income(1)	$4,427	$(559)	$3,868

(1)	Tax-exempt securities income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $268 and $260 for the three months ended September 30, 2017, and September 30, 2016, respectively. Net interest margin was positively impacted by 4 and 5 basis points for the three months ended September 30, 2017, and September 30, 2016, respectively.
(2)	Tax-exempt loan income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $454 and $323 for the three months ended September 30, 2017, and September 30, 2016, respectively. Net interest margin was positively impacted by 8 and 6 basis points for the three months ended September 30, 2017, and September 30, 2016, respectively.
(3)	Core deposits include demand, interest checking, money market, savings, and local time deposits, including local nonpublic time deposits in excess of $250.

The third quarter 2017 rate/volume analysis shows that net interest income increased by $3,868 over third quarter 2016. Interest income increased $4,286, while interest expense increased $418 in the third quarter 2017. The increase in interest income was primarily due to higher volumes, which generated an additional $4,497 in interest income. The increase in interest expense in third quarter 2017, when compared to third quarter 2016, was primarily due to an increase in the rates of non-core deposits, primarily FHLB borrowings.

Table I

Average Balance Analysis of Net Interest Income

(dollars in thousands)

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	Average Balance	Interest Income or (Expense)	Average Yields or Rates	Average Balance	Interest Income or (Expense)	Average Yields or Rates
Interest earning assets
Federal funds sold and interest-bearing deposits	$42,489	$335	1.05%	$26,539	$104	0.52%
Federal Home Loan Bank stock	8,417	149	2.37%	6,016	94	2.09%
Securities available-for-sale:
Taxable	391,581	6,670	2.28%	322,679	5,456	2.26%
Tax-exempt(1)	77,568	2,323	4.00%	72,703	2,208	4.06%
Loans, net of deferred fees and allowance(2)
Taxable	1,786,210	68,887	5.16%	1,418,191	54,244	5.11%
Tax-exempt(3)	87,024	3,685	5.66%	50,831	2,411	6.34%

Total interest earning assets	2,393,289	82,049	4.58%	1,896,959	64,517	4.54%

Non earning assets
Cash and due from banks	29,146			25,809
Property and equipment	19,815			18,970
Goodwill and intangible assets	69,726			45,641
Interest receivable and other assets	66,631			49,548

Total non earning assets	185,318			139,968

Total assets	$2,578,607			$2,036,927

Interest-bearing liabilities
Money market and NOW accounts	$979,020	$(2,009)	-0.27%	$820,173	$(1,615)	-0.26%
Savings deposits	74,323	(376)	-0.68%	70,843	(65)	-0.12%
Time deposits—core (4)	61,314	(166)	-0.36%	66,022	(182)	-0.37%

Total interest-bearing core deposits	1,114,657	(2,551)	-0.31%	957,038	(1,862)	-0.26%
Time deposits—non-core	104,701	(1,045)	-1.33%	80,092	(816)	-1.36%
Interest-bearing repurchase agreements	2,134	(1)	-0.06%	493	—	0.00%
Federal funds purchased	121	(1)	-1.10%	872	(6)	-0.92%
FHLB borrowings	136,358	(1,205)	-1.18%	95,356	(758)	-1.06%
Subordinated debenture	34,131	(1,735)	-6.80%	11,940	(553)	-6.19%
Junior subordinated debenture	11,369	(293)	-3.45%	8,512	(179)	-2.81%

Total interest-bearing wholesale funding	288,814	(4,280)	-1.98%	197,265	(2,312)	-1.57%

Total interest-bearing liabilities	1,403,471	(6,831)	-0.65%	1,154,303	(4,174)	-0.48%

Noninterest-bearing liabilities
Demand deposits	886,017			647,967
Interest payable and other	7,568			6,065

Total noninterest liabilities	893,585			654,032

Total liabilities	2,297,056			1,808,335
Shareholders’ equity	281,551			228,592

Total liabilities and shareholders’ equity	$2,578,607			$2,036,927

Net interest income		$75,218			$60,343

Net interest margin(1)		4.20%			4.25%

(1)	Tax-exempt securities income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $813 and $773 for the nine months ended September 30, 2017, and September 30, 2016, respectively. Net interest margin was positively impacted by 5 and 5 basis points for the nine months ended September 30, 2017, and September 30, 2016, respectively.
(2)	Interest income includes recognized loan origination fees of $989 and $776 for the nine months ended September 30, 2017, and September 30, 2016, respectively.
(3)	Tax-exempt loan income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1,290 and $844 for the nine months ended September 30, 2017, and September 30, 2016, respectively. Net interest margin was positively impacted by 12 and 11 basis points for the nine months ended September 30, 2017, and September 30, 2016, respectively.
(4)	Core deposits include demand, interest checking, money market, savings, and local time deposits, including local nonpublic time deposits in excess of $250.

Table II

Analysis of Changes in Interest Income and Interest Expense

(dollars in thousands)

	Nine months ended September 30, 2017 Compared to nine months ended September 30, 2016 Increase (decrease) due to
	Volume	Rate	Days	Net
Interest earned on:
Federal funds sold and interest-bearing deposits	$62	$169	$—	$231
Federal Home Loan Bank stock	37	18	—	55
Securities available-for-sale:
Taxable	1,164	55	(5)	1,214
Tax-exempt(1)	148	(31)	(2)	115
Loans, net of deferred fees and allowance
Taxable	14,063	630	(50)	14,643
Tax-exempt(2)	1,715	(439)	(2)	1,274

Total interest earning assets	17,189	402	(59)	17,532

Interest paid on:
Money market and NOW accounts	312	83	(1)	394
Savings deposits	3	308	—	311
Time deposits—core (3)	(13)	(3)	—	(16)

Total interest-bearing core deposits	302	388	(1)	689

Time deposits—noncore	250	(21)	1	230
Federal funds purchased	(5)	—	—	(5)
FHLB borrowings	326	122	(1)	447
Subordinated debenture	1,027	156	(1)	1,182
Junior subordinated debenture	60	54	—	114

Total interest-bearing wholesale funding	1,658	311	(1)	1,968

Total interest-bearing liabilities	1,960	699	(2)	2,657

Net interest income(1)	$15,229	$(297)	$(57)	$14,875

(1)	Tax-exempt securities income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $813 and $773 for the nine months ended September 30, 2017, and September 30, 2016, respectively. Net interest margin was positively impacted by 5 and 5 basis points for the nine months ended September 30, 2017, and September 30, 2016, respectively.
(2)	Tax-exempt loan income has been adjusted to a tax-equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1,290 and $844 for the nine months ended September 30, 2017, and September 30, 2016, respectively. Net interest margin was positively impacted by 12 and 11 basis points for the nine months ended September 30, 2017, and September 30, 2016, respectively.
(3)	Core deposits include demand, interest checking, money market, savings, and local time deposits, including local nonpublic time deposits in excess of $250.

Loan Loss Provision and Allowance

Below is a summary of the Company’s allowance for loan losses for the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Balance, beginning of period	$23,451	$19,127	$22,454	$17,301
Provision charged to income	350	1,380	3,725	3,575
Loans charged against allowance	(523)	(44)	(3,006)	(712)
Recoveries credited to allowance	85	68	190	367

Balance, end of period	$23,363	$20,531	$23,363	$20,531

The Company recorded $350 in provision for loan losses during the third quarter 2017, while experiencing a reduction in outstanding loan balances in the quarter$38,599. This provision is reflective of a small downward migration in a few portfolio credits which more than offset the contraction in the outstanding loan balances. The Company’s classified assets at September 30, 2017 were 18.59% of Tier 1 capital, compared to 23.51% of regulatory capital at December 31, 2016.

For the nine months ended September 30, 2017, the Company recorded net loan charge offs of $2,816 compared to $345 for the same period in 2016. The net charge offs primarily related to two charge-offs, one of which totaled approximately $1,600 from the dental loan portfolio.

The allowance for loan losses for outstanding loans at September 30, 2017 was $23,363, or 1.24% of outstanding loans, compared to 1.21% and 1.14% of outstanding loans at December 31, 2016 and September 30, 2016, respectively. The allowance as a percentage of outstanding loans also included loans acquired through merger transactions, which were booked net of their credit related fair value adjustment and were only included in the allowance for loan losses to the extent their credit impairment exceeded the remaining credit related fair value discount. At September 30, 2017, the Company had a total of $5,397 of credit related fair value adjustment assigned to acquired loans. The balance of these acquired loans totaled $273,584, before the credit and interest rate fair value adjustments. When acquired loans with an assigned credit fair value mark were excluded from outstanding loans, the allowance for loan losses of $23,363 as a percentage of organic loans outstanding was 1.45% as of September 30, 2017. The allowance as a percentage of nonperforming loans, net of government guarantees, was 273.09% at September 30, 2017, compared to 236.88% and 210.232% at December 31, 2016, and September 30, 2016, respectively.

At September 30, 2017, $7,260 of loans (net of government guarantees) were classified as impaired. A specific allowance of $9 (included in the ending allowance at September 30, 2017) was assigned to these loans. That compares to impaired loans of $10,567 and a specific allowance assigned of $736 at December 31, 2016.

Total nonperforming assets, net of government guarantees, were $18,455, or 0.72% of total assets, at September 30, 2017, down $3,092 from December 31, 2016, as the Company continued to resolve problem loans and negotiated the sale of an easement on an OREO property during the third quarter 2017. At September 30, 2017, nonperforming assets consisted of $8,555 in nonaccrual loans (net of government guarantees), there was one loan in the amount of $1,428 90 days past due and still accruing interest, and there was $9,900 of OREO.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more, including purchased credit impaired loans that are on nonaccrual status or past due 90 days or more, and other real estate owned for the periods covered in this report:

Nonperforming Assets and Asset Quality Ratios

	September 30,	December 31,	September 30,
	2017	2016	2016
NONPERFORMING ASSETS
Nonaccrual loans
Real estate loans
Multi-family residential	$—	$—	$—
Residential 1-4 family	282	1,294	1,465
Owner-occupied commercial	1,842	1,605	1,634
Nonowner-occupied commercial	3,160	3,374	3,475

Total permanent real estate loans	5,284	6,273	6,574
Construction loans
Multi-family residential	—	—	—
Residential 1-4 family	—	—	—
Commercial real estate	—	—	—
Commercial bare land and acquisition & development	—	—	—
Residential bare land and acquisition & development	—	—	—

Total construction real estate loans	—	—	—

Total real estate loans	5,284	6,273	6,574
Commercial loans	4,204	5,560	5,619

Total nonaccrual loans	9,488	11,833	12,193
90-days past due and accruing interest	1,428	—	—
Total nonperforming loans	10,916	11,833	12,193
Nonperforming loans guaranteed by government	(2,361)	(2,354)	(2,427)

Net nonperforming loans	8,555	9,479	9,766
Other real estate owned	9,900	12,068	13,066

Total nonperforming assets, net of guaranteed loans	$18,455	$21,547	$22,832

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of total loans outstanding	1.24%	1.21%	1.14%
Allowance for loan losses as a percentage of total nonperforming loans, net of government guarantees	273.09%	236.88%	210.23%
Net loan charge offs (recovery) as a percentage of average loans, annualized	0.32%	-0.01%	0.03%
Net nonperforming loans as a percentage of total loans	0.45%	0.51%	0.54%
Nonperforming assets as a percentage of total assets	0.72%	0.85%	0.90%
Consolidated classified asset ratio(1)	18.59%	23.51%	23.80%

(1)	Consolidated classified asset ratio is defined as the sum of all loan-related contingent liabilities and loans internally graded substandard or worse (net of government guarantees), adversely classified securities, and other real estate owned, divided by total consolidated Tier 1 capital plus the allowance for loan losses.

Other real estate owned at September 30, 2017, consisted of four properties. One of the properties, a commercial land development project valued at $9,663, comprised 97.61% of the total other real estate owned category. The Company has actively marketed this property; however, the location and nature of the commercial land development property make it susceptible to possible future valuation write-downs as it is appraised on an annual basis, or as facts or circumstances change.

Noninterest Income

	Noninterest Income Summary
	Three months ended			Nine months ended
	September 30,	September 30,	Change	September 30,	September 30,	Change
	2017	2016		$2017	2016	$
Service charges on deposit accounts	$686	$717	$(31)	$2,119	$2,099	$20
Bankcard income	338	314	24	968	899	69
Bank-owned life insurance income	226	172	54	675	463	212
Net gain on sale of investment securities	—	—	—	—	309	(309)
Impairment losses on investment securities (OTTI)	(7)	(2)	(5)	(9)	(19)	10
Other noninterest income	645	718	(73)	2,797	1,726	1,071

	$1,888	$1,919	$(31)	$6,550	$5,477	$1,073

For the three months ended September 30, 2017, noninterest income was $1,888, down $31 or 1.62% from the same period last year. The decrease in noninterest income in third quarter 2017, when compared to the same period last year, was primarily attributable to a reduction in recoveries on acquired loans, which was partially offset by an increase in earnings on bank owned life insurance income.

Noninterest Expense

	Noninterest Expense Summary
	Three months ended			Nine months ended
	September 30,	September 30,	Change	September 30,	September 30,	Change
	2017	2016		$2017	2016	$
Salaries and employee benefits	$7,554	$7,520	$34	$25,830	$23,084	$2,746
Property and equipment	1,323	1,202	121	3,929	3,404	525
Data processing	1,062	924	138	3,137	2,682	455
Legal and professional services	576	569	7	1,789	2,321	(532)
Business development	319	460	(141)	1,299	1,492	(193)
FDIC insurance assessment	297	273	24	989	848	141
Other real estate income (expense), net	48	71	(23)	20	(32)	52
Merger related expense	176	1,767	(1,591)	1,429	3,745	(2,316)
Other noninterest expense	1,453	1,039	414	3,846	3,222	624

	$12,808	$13,825	$(1,017)	$42,268	$40,766	$1,502

For the three months ended September 30, 2017, noninterest expense was $12,808, a decrease of $1,017 or 7.36% over the prior period. A decrease in merger related expense of $1,591 largely contributed to the reduction. Merger expenses in 2016 related to the Company’s acquisition of Foundation, which closed in third quarter 2016. Merger related expenses in 2017 relate to Columbia’s acquisition of Pacific Continental Bank. The merger related expense decrease was partially offset by an increase in other noninterest expense of $414 or 39.85%. The increase in other noninterest expense primarily relates to local taxes, including Washington business and occupancy tax and Bellevue city tax, reflecting the full quarter of Foundation taxable income.

BALANCE SHEET

Loans

A summary of outstanding loans by market at September 30, 2017, June 30, 2017, December 31, 2016, and September 30, 2016, follows:

	Period Ended
	September 30,	June 30,	December 31,	September 30,
	2017	2017	2016	2016
Eugene market gross loans, period-end	$471,805	$465,789	$442,556	$404,858
Portland market gross loans, period-end	765,781	780,597	747,037	728,749
Puget Sound market gross loans, period-end	359,637	394,068	405,843	423,581
National healthcare gross loans, period-end	287,470	282,838	264,351	251,458

Total gross loans, period-end	$1,884,693	$1,923,292	$1,859,787	$1,808,646

During third quarter 2017, the Company experienced a contraction in gross loans; however this was expected given the market disruption caused by the pending merger with Columbia. While quarter over quarter loan growth is down, outstanding gross loans at September 30, 2017 were up $24,906 over December 31, 2016 outstanding loans. Annualized loan growth through the first nine months of 2017 was 1.78%.

Outstanding loans to dental professionals, which are comprised of both local and national loans, at September 30, 2017 totaled $390,333, or 20.71% of the loan portfolio, compared to $377,478, or 20.30% of the loan portfolio, at December 31, 2016. The Company’s national dental loans increased by $9,062 from December 31, 2016 and were represented in 45 states by the end of the third quarter 2017. In addition to national growth, the Company saw growth in the local dental market, with the portfolio growing $3,793 from year-end 2016, which was primarily due to a slowdown of prepayments and an increase in production in the Company’s Portland Market local lending. At September 30, 2017, $4,658, or 1.19% of the outstanding dental loans, were supported by government guarantees. Loans to dental professionals include loans for such purposes as starting up a practice, acquisition of a practice, equipment financing, owner-occupied facilities, and working capital. National dental loans are limited only to acquisition of a seasoned practice by experienced dental professionals, practice refinances and owner-occupied real estate loans. Additional data on the Company’s dental loan portfolio and the credit quality of this portfolio can be found in Note 4 of the Notes to Consolidated Financial Statements in this report.

In addition to loan growth in the dental industry, growth was also experienced in the non-dental healthcare field, which includes loans to physicians, veterinarians, optometrists, and medical specialists. This portfolio grew by $22,509 over year-end 2016, to $164,515 as of September 30, 2017. The Company saw expansion in veterinary practice acquisition financing and nursing/residential care facility owner-occupied real estate financing.

All loans to related parties were made in the ordinary course of business and on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the Company.

Detailed credit quality data on the entire loan portfolio can be found in Note 3 of the Notes to Consolidated Financial Statements in this report.

Securities

At September 30, 2017, the balance of securities available-for-sale was $453,660, down $17,336 from December 31, 2016. At September 30, 2017, the portfolio had an unrealized pre-tax loss of $1,096, compared to an unrealized pre-tax loss of $3,886 at December 31, 2016. The average life and duration of the portfolio at September 30, 2017 and December 31, 2016, was 4.51 years and 4.94 years, respectively. At September 30, 2017, $28,574 of the securities portfolio was pledged as collateral for public deposits in Oregon and Washington and for repurchase agreements.

The Company continued to structure the portfolio to provide consistent cash flow and reduce the market value volatility of the portfolio in a rising rate environment in light of the Company’s current neutral rate-sensitive position. The portfolio is structured to generate sufficient cash flow to allow reinvestment at higher rates should interest rates move up or to fund loan growth in future periods. Given the pending merger with Columbia and the resulting slowdown in loan growth in third quarter 2017, management’s third quarter strategy was to cease purchases of securities, rather than replace cash flow.

At September 30, 2017, $1,518, or 0.33% of the total securities portfolio, was composed of private-label mortgage-backed securities. Management booked OTTI on this portion of the portfolio totaling $279 on a cumulative basis, which included an additional $7 in OTTI booked during third quarter 2017. Management reviews monthly all available information, including current and projected default rates and current and projected loss severities, related to the collectability of its potentially impaired investment securities to determine if an additional OTTI is required. Recognition of additional OTTI on the private-label mortgage-backed portion of the portfolio is possible in future quarters depending upon economic conditions, default rates on home mortgages, loss severities on foreclosed homes, unemployment levels, and home values.

In management’s opinion, the remaining securities in the portfolio in an unrealized loss position were considered only temporarily impaired at quarter-end. At September 30, 2017, the Company had no intent, nor was it more likely than not that it would be required, to sell its impaired securities before their recovery. The impairment was due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The decline in value of these securities resulted from current economic conditions. Although yields on these securities may be below market rates during the period, no loss of principal was expected at September 30, 2017.

Goodwill and Intangible Assets

At September 30, 2017, the Company had the following goodwill and core deposit intangibles (“CDI”) associated with prior bank acquisitions:

	September 30, 2017
	Foundation Bank	Capital Pacific Bank	Century Bank	Northwest Business Bank	Total
Goodwill	$20,763	$17,145	$851	$22,031	$60,790
CDI	5,137	2,760	282	—	8,179

	$25,900	$19,905	$1,133	$22,031	$68,969

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

Deposits

Core deposits, which are defined by the Company as demand, interest checking, money market, savings, and nonpublic local time deposits, including nonpublic local time deposits in excess of $250, were $2,016,288 and represented 96.10% of total deposits at September 30, 2017. On a linked quarter basis, core deposits increased $9,720. The increase was partially attributable to normal seasonal fluctuations in both our large depositor and small depositor portfolios. A key component of core deposits is noninterest-bearing demand deposits, which totaled $906,015 and represented 44.93% of core deposits at September 30, 2017. The weighted average cost of core deposits, when factoring in non-interest bearing core deposits, for the third quarter 2017 was 0.17%.

A summary of outstanding core deposits and average core deposits by market and wholesale funding classified as non-core deposits at September 30, 2017, June 30, 2016, and March 31, 2016, and December 31, 2016 follows:

	Period Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Eugene market core deposits, period-end(1)	$738,308	$745,050	$770,468	$815,674
Portland market core deposits, period-end(1)	705,140	678,193	625,676	630,806
Puget Sound market core deposits, period-end(1)	572,840	583,325	571,122	588,587

Total core deposits, period-end (1)	2,016,288	2,006,568	1,967,266	2,035,067
Non-core deposits, period-end	81,869	98,733	113,000	113,036

Total deposits, period-end	$2,098,157	$2,105,301	$2,080,266	$2,148,103

	Three Months Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Eugene market core deposits, average(1)	$739,135	$742,021	$806,369	$770,123
Portland market core deposits, average (1)	693,636	651,525	630,962	644,037
Puget Sound market core deposits, average(1)	580,016	579,135	579,268	590,865

Total core deposits, average(1)	2,012,787	1,972,681	2,016,599	2,005,025
Non-core deposits, average	96,571	104,705	113,007	114,091

Total deposits, average	$2,109,358	$2,077,386	$2,129,606	$2,119,116

(1)	Core deposits include all demand, savings, money market, interest checking accounts, plus all nonpublic local time deposits including local time deposits in excess of $250.

Other Deposits

The Company uses public and brokered deposits to provide short-term and long-term funding sources. The Company defines short-term as having a contractual maturity of less than one year. The Company uses brokered deposits to help mitigate interest rate risk in a rising rate environment. During the third quarter 2017, the Company elected to not renew a $15,000 public time deposit with the State of Oregon pool due to the decrease in loan demand during the quarter. This primarily contributed to the reduction the non-core deposit totals.

Below is a schedule detailing public and brokered deposits by type, including weighted average rate and weighted average maturity.

Non-Core Deposit Summary

	September 30, 2017			September 30, 2016
	Balance	Weighted average rate	Weighted average maturity	Balance	Weighted average rate	Weighted average maturity
	(dollars in thousands)			(dollars in thousands)
<3 Months	$1,876	0.78%	51 Days	$30,375	0.79%	57 Days
3-6 Months	1,500	0.90%	129 Days	—	—	—
6-12 Months	11,409	0.98%	261 Days	1,744	0.87%	335 Days
>12 Months	67,084	1.32%	2.86 Years	81,162	1.27%	3.42 Years

	$81,869			$113,281

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

At September 30, 2017, the Company held $7,084 of stock in the FHLB of Des Moines. The FHLB stock is broken into two classes: membership and activity. The membership class is based on asset size and the Company is required to be a member of the FHLB. The amount of membership stock held at September 30, 2017 was $3,044 and is updated in the first quarter of each year. The activity stock outstanding at September 30, 2017 totaled $5,684; however, it is subject to fluctuation on a daily basis based on outstanding borrowings. At September 30, 2017, membership stock paid dividends at 1.00% annually and activity stock paid dividends at 3.50% annually. Both classes of FHLB stock are included in the asset section of the Company’s balance sheet.

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

Junior Subordinated Debentures

On September 6, 2016, the Company completed the acquisition of Foundation. At that time, the Company assumed $6,148 of junior subordinated debentures (the “Foundation Debentures”), with a fair value on acquisition date of $3,013. The interest rate on the Foundation Debentures is a floating rate of three-month LIBOR plus 173 basis points. The $6,000 of the Foundation Debentures qualifies as Tier 1 capital under regulatory capital guidelines.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law which, among other things, limits the ability of certain bank holding companies to treat trust preferred security debt issuances, such as the Foundation Debenture and the Debenture, as Tier 1 capital. Under final rules adopted by the Federal Reserve and the other U.S. Federal banking agencies, our trust preferred securities will remain as Tier 1 capital since total assets of the Company are less than $15 billion. Additional information regarding these final capital rules is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” of this report, Part I, Item 1, “Business-Supervision and Regulation – Capital Adequacy” of our 2016 Form 10-K, and in Part II, Item 1A “Risk Factors” of our 2016 Form 10-K under the heading “We operate in a highly regulated environment and the effects of recent and pending federal legislation or of changes in, or supervisory enforcement of, banking or other laws and regulations could adversely affect us.”

Additional information regarding the terms of the cash flow hedge is included in Note 10 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Capital Resources

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the issuance of new stock or other equity securities whether through stock offerings or through the exercise of equity awards. Capital formation allows the Company to grow assets and provides flexibility in times of adversity. Shareholders’ equity at September 30, 2017 was $290,578, up $16,823 from December 31, 2016. The increase in shareholders’ equity was primarily due to a reduction in the unrealized loss on the investment portion combined with retention of a portion of income earned during third quarter 2017.

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

The Company’s common equity Tier 1 capital ratio, Tier 1 risk based capital ratio, total risk based capital ratio, and Tier 1 leverage capital ratio were 10.28%, 10.90%, 13.56% and 9.48%, respectively, at September 30, 2017, with all capital ratios for the Company above the minimum regulatory designations and the Company’s internal capital policy thresholds. For additional information regarding the Company’s regulatory capital levels, see Note 12 in Notes to Consolidated Financial Statements in Part I, Item I of this report.

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

On July 17, 2017, the Board of Directors approved a regular quarterly cash dividend of $0.11 per share payable to shareholders on August 7, 2017. Subsequent to the end of the third quarter 2017, on October 13, 2017, the Board of Directors approved a regular quarterly cash dividend of $0.11 per share payable to shareholders on October 30, 2017.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Company commits to extensions of credit and issues letters of credit. The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2017, the Company had $370,222 in commitments to extend credit, up from $352,361 at December 31, 2016.

Letters of credit written are conditional commitments issued by the Company to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At September 30, 2017, the Company had $2,254 in letters of credit and financial guarantees outstanding.

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

Total deposits at September 30, 2017, were $2,098,157, representing a reduction of $49,946 from December 31, 2016. Outstanding loans were up $25,075 from December 31, 2016. The combination of those shifts lead to an increase in FHLB borrowing, which was partially offset by a reduction in the securities portfolio of $17,336. The securities portfolio represented 17.81% of total assets at September 30, 2017. At September 30, 2017, $28,574 of the securities portfolio was pledged to support public deposits and repurchase agreements, leaving $425,086 of the securities portfolio unencumbered and available-for-sale. In addition, at September 30, 2017, the Company had $25,010 of government guaranteed loans that could be sold in the secondary market to support the Company’s liquidity position. Due to its strategic focus to market to specific segments, the Company has been successful in developing deposit relationships with several large clients, which are generally defined as deposit relationships of $2,000 or more, which are closely monitored by management. The loss of any such deposit relationship or other large deposit relationships could cause an adverse effect on short-term liquidity. The Company uses a 10-point risk-rating system to evaluate each of its large depositors in order to assist management in its daily monitoring of the volatility of this portion of its core deposit base. The risk-rating system attempts to determine the stability of the deposits of each large depositor, evaluating, among other things, the length of time the depositor has been with the Company and the likelihood of loss of individual large depositor relationships. Risk ratings on large depositors are reviewed at least quarterly and adjusted if necessary. Company management maintain close relationships and hold regular meetings with its large depositors to assist in management of these relationships. Management has placed more emphasis in review of the large depositor relationships given the pending acquisition by Columbia, with external competition likely pursuing the Company’s clients given the potential market disruption and the client’s perception that their relationship service or pricing may change due to the acquisition. At this point, management has not identified any significant deposit totals at risk due to the merger, but will continue to evaluate the relationships once the merger occurs.

At September 30, 2017, the Company had secured borrowing lines with the FHLB and the FRB, along with unsecured borrowing lines with various correspondent banks, totaling $874,191. The Company’s secured lines with the FHLB and FRB were limited by the amount of collateral pledged. At September 30, 2017, the Company had pledged $632,226 in discounted collateral value in commercial real estate loans, first and second lien single-family residential loans, multi-family loans, and securities to the FHLB. Additionally, certain commercial and commercial real estate loans with a discounted value of $87,965 were pledged to the FRB under the Company’s Borrower-In-Custody program. The Company’s unsecured correspondent bank lines totaled $154,000. At September 30, 2017, the Company had $101,000 in borrowings outstanding from the FHLB, no borrowings outstanding with the FRB, and no borrowings on its overnight correspondent bank lines, leaving a total of $773,191 available on its secured and unsecured borrowing lines as of such date.

Net cash provided by operating activities was $36,458 during the first three quarters of 2017. During the same period, cash of $11,245 was used in investing activities, consisting principally of a net loan principal increase of $27,905 and net purchases of securities of $16,221. Cash used by financing activities during the first nine months of 2017 was $22,048. Additional information on the Company’s cash flows can be reviewed in the Consolidated Statement of Cash Flows in Part I, Item I of this report.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended September 30, 2017, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

We may from time to time be involved in claims, proceedings and litigation arising from our business and property ownership. Based on currently available information, the Company does not expect that the results of such proceedings, the aggregate, to have a material adverse effect on our financial condition.

ITEM 1A	Risk Factors

For a discussion of risk factors relating to our business, please refer to Item 1A of Part I of our 2016 Form 10-K, which is incorporated by reference herein, in addition to the following information:

Industry Factors

Fluctuating interest rates could adversely affect our profitability.

As is the case with many banks, our profitability is dependent to a large extent upon our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect, and has in past years, impacted, our net interest margin, and, in turn, our profitability. This impact could result in a decrease in our interest income relative to interest expense. Increases in interest rates may also adversely impact the value of our securities investment portfolio. At September 30, 2017, our balance sheet was liability sensitive, and an increase in interest rates could cause our net interest margin and our net interest income to decline. Since the financial crisis of 2008, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the Federal Reserve has pursued highly accommodative monetary policies (including a very low Federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities) in an effort to facilitate growth in the U.S. economy and a reduction in levels of unemployment. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in U.S. Government securities, (b) changing the discount rates on borrowings by depository institutions and the federal funds rate, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits, and have placed downward pressure on the net interest margins of banks. In September 2017, the Federal Reserve announced that, starting in October 2017, it would begin the process of reducing its $4.5 trillion balance sheet by ceasing the reinvestment of principal on the maturing bonds that it holds. The impact of the Federal Reserve’s unwinding of quantitative easing on the U.S. economy and financial markets cannot be predicted with certainty at this time; however, this change in the Federal Reserve’s monetary policy could result in increased interest rates and volatility in the financial markets. The policies of the Federal Reserve can be expected to have a material effect on our business, prospects, results of operations and financial condition.

Company Factors

We have a significant concentration in loans to dental professionals, and loan concentrations within one industry may create additional risk.

Bank regulatory authorities and investors generally view significant loan concentrations within any particular industry as carrying higher inherent risk than a loan portfolio without any significant concentration in one industry. We have a significant concentration of loans to dental professionals which represented 20.71% in principal amount of our total loan portfolio at September 30, 2017 (see Note 4 in the Notes to Consolidated Financial Statements included in this report). While we apply credit practices which we believe to be prudent to these loans as well as all the other loans in our portfolio, due to our concentration in dental lending, we are exposed to the general risks of industry concentration, which include adverse market factors impacting that industry alone or disproportionately to other industries. In addition, bank regulatory authorities may in the future require us to limit additional lending in the dental industry if they have concerns that our concentration in that industry creates significant risks, which in turn could limit our ability to pursue new loans in an area where we believe we currently have a competitive advantage.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At September 30, 2017, our nonperforming loans (which include all nonaccrual loans, net of government guarantees) were 0.43% of the loan portfolio. At September 30, 2017, our nonperforming assets (which include foreclosed real estate) were 0.71% of total assets. Nonperforming loans and assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur losses relating to nonperforming assets. We generally do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, less estimated selling expenses, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, and restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition, perhaps materially. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. Any significant future increase in nonperforming assets could have a material adverse effect on our business, financial condition and results of operations.

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

PACIFIC CONTINENTAL CORPORATION
(Registrant)

Dated	October 31, 2017	/s/ Roger Busse

Roger Busse
President and Chief Executive Officer
(Duly Authorized Officer; Principal Executive Officer)

Dated	October 31, 2017	/s/ Richard R. Sawyer

Richard R. Sawyer
Executive Vice President and Chief Financial Officer (Duly Authorized Officer; Principal Financial and Accounting Officer)